Form 10-Q
period 1999-06-30
US CONCRETE INC
filed 1999-08-16
CIK 1073429

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    for the quarterly period ended June 30, 1999 or
                                   -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

    for the transition period from                      to
                                    -------------------    --------------------

Commission file number                        1-12977
                        -------------------------------------------------------


                               U.S. CONCRETE, INC.
-------------------------------------------------------------------------------
             (exact name of Registrant as specified in its charter)

                  Delaware                                     76-0586680
-------------------------------------------------------------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)

1360 Post Oak Blvd., Suite 800, Houston, Texas                   77056
-------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip code)

   Registrant's telephone number, including area code:     (713) 350-6040

   The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at August 13, 1999 was 16,208,543.

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

                    PRO FORMA COMBINED FINANCIAL INFORMATION


ORGANIZATION AND BASIS OF PRESENTATION

U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed an initial public offering of its common stock and concurrently acquired six operating businesses (the "Acquired Businesses"). U.S. Concrete intends to acquire additional companies to expand its operations.

For financial statement presentation purposes, (1) Central Concrete Supply Co., Inc., one of the Acquired Businesses, is presented as the acquirer of the other Acquired Businesses and U.S. Concrete, (2) these acquisitions are accounted for in accordance with the purchase method of accounting and (3) the effective date of the acquisitions is May 31, 1999. As used herein, the term "Company" means
(1) Central prior to June 1, 1999 and (2) U.S. Concrete and its consolidated subsidiaries on that date and thereafter.

The accompanying unaudited pro forma combined statements of operations for the six months ended June 30, 1999 and 1998, respectively, assume that U.S. Concrete completed the following transactions on January 1 in each period presented:

     o its issuance and sale in the IPO of 4.4 million shares of its common stock (including shares it sold on the exercise of its underwriters' over-allotment option) at $8.00 per share;

     o   its application of its net proceeds from the IPO;

     o its acquisition of the six Acquired Businesses and its payment of the purchase prices for those businesses; and

     o its refinancing with borrowings under its credit facility of the indebtedness it assumed as a result of the acquisitions.

These statements also reflect pro form adjustments for:

     o certain contractual reductions in salaries, bonuses and benefits to former owners of the Acquired Businesses;

     o elimination of legal, accounting and other professional fees incurred in connection with the acquisitions of the Acquired Businesses;

     o amortization of goodwill resulting from the acquisitions of the Acquired Businesses;

     o reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Acquired Businesses; and

     o adjustments to the federal and state income tax provision based on pro forma operating results.

You should read the accompanying unaudited pro forma combined statements of operations together with the Company's historical unaudited financial statements and notes thereto this report includes. The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial information does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred when assumed and are not necessarily representative of the Company's financial position or results of operations for any future period. Since U.S. Concrete and the Acquired Businesses were not under common control or management for all or a portion of the periods presented, historical combined results may not be comparable to, or indicative of, future performance.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                   PRO FORMA COMBINED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)



                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                    ------------------------------

                                                                                    ------------------------------
                                                                                       1999                1998
                                                                                    ----------          ----------
Sales                                                                               $   88,505          $   82,709
Cost of goods sold                                                                      71,801              68,317
                                                                                    ----------          ----------
     Gross profit                                                                       16,704              14,392
Selling, general and administrative expenses                                             7,085               4,400
Stock compensation charge                                                                2,880                  --
Depreciation and amortization                                                            2,256               2,256
                                                                                    ----------          ----------
     Income from operations                                                              4,483               7,736
Interest expense, net                                                                     (361)               (361)
Other income, net                                                                          877                 233
                                                                                    ----------          ----------
     Income before provision for income taxes                                            4,999               7,608
Provision for income taxes                                                               2,138               3,133
                                                                                    ----------          ----------
    Net income                                                                      $    2,861          $    4,475
                                                                                    ==========          ==========

Net income per share:
     Basic                                                                          $     0.18          $     0.28
                                                                                    ==========          ==========
     Diluted                                                                        $     0.18          $     0.28
                                                                                    ==========          ==========

Number of shares used in calculating net income per share:
     Basic                                                                              16,209              16,209
                                                                                    ==========          ==========
     Diluted                                                                            16,273              16,209
                                                                                    ==========          ==========




              The accompanying notes are an integral part of these
                    pro forma combined financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



1. SHARES USED IN COMPUTING PRO FORMA NET INCOME PER SHARE

The following table summarizes the number of shares (in thousands) of common stock used in calculating pro forma net income per share:

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    ---------------------------
                                                                                     1999                 1998
                                                                                    ------               ------
Shares issued to the owners of the Acquired Businesses                               8,985                8,985
Shares issued to the initial stockholders and certain management personnel
     of U.S. Concrete                                                                2,854                2,854
Shares issued in the IPO                                                             4,370                4,370
                                                                                    ------               ------
         Number of shares used in calculating basic net income per share            16,209               16,209
Effect of shares issuable under stock options and warrants based on the
     treasury stock method                                                              64                   --
                                                                                    ------               ------
         Number of shares used in calculating diluted net income per share          16,273               16,209
                                                                                    ======               ======


                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                          JUNE 30,        DECEMBER 31,
                                                                                            1999              1998
                                                                                         -----------       ----------
                                                                                         (UNAUDITED)
                                      ASSETS
Current assets:
         Cash and cash equivalents                                                         $   9,122        $   4,213
         Trade accounts receivable, net                                                       27,576            7,641
         Receivables from related parties                                                      4,367            2,712
         Inventories                                                                           1,786              792
         Prepaid expenses                                                                      1,549              833
         Deferred tax asset                                                                      276               --
         Other current assets                                                                    294              156
                                                                                         -----------       ----------
                  Total current assets                                                        44,970           16,347
                                                                                         -----------       ----------
Property, plant and equipment, net                                                            44,493            9,138
Goodwill, net                                                                                 56,277               --
Cash surrender value of life insurance                                                            --            1,155
Other assets                                                                                     884               --
                                                                                         -----------       ----------
                  Total assets                                                           $   146,624       $   26,640
                                                                                         ===========       ==========

                                  LIABILITIES AND
                               STOCKHOLDERS' EQUITY
Current liabilities:
         Current maturities of long-term debt                                                $   137        $   1,006
         Accounts payable and accrued liabilities                                             33,281            7,910
                                                                                         -----------       ----------
                  Total current liabilities                                                   33,418            8,916
                                                                                         -----------       ----------

Long-term debt, net of current maturities                                                     18,912            2,524
Deferred income taxes                                                                          2,991               46
                                                                                         -----------       ----------
                  Total liabilities                                                           55,321           11,486
                                                                                         -----------       ----------

Stockholders' equity
         Common stock                                                                                 16               70
         Additional paid-in capital                                                           92,314              554
         Retained earnings (deficit)                                                          (1,027)          14,530
                                                                                         -----------       ----------
                  Total stockholders' equity                                                  91,303           15,154
                                                                                         -----------       ----------
                  Total liabilities and stockholders' equity                             $   146,624       $   26,640
                                                                                         ===========       ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)


                                                       THREE MONTHS                 SIX MONTHS
                                                       ENDED JUNE 30,              ENDED JUNE 30,
                                                   ----------------------      ----------------------
                                                     1999          1998          1999          1998
                                                   --------      --------      --------      --------

Sales                                              $ 27,648      $ 15,775      $ 40,604      $ 25,693
Cost of goods sold                                   22,150        12,793        32,775        21,330
                                                   --------      --------      --------      --------
     Gross profit                                     5,498         2,982         7,829         4,363
Selling, general and administrative expenses          2,134         1,056         3,457         1,656
Stock compensation charge                             2,880            --         2,880            --
Depreciation and amortization                           666           272           959           460
                                                   --------      --------      --------      --------
     Income (loss) from operations                     (182)        1,654           533         2,247
Interest income (expense), net                         (317)          (20)         (279)           23
Other income (expense), net                             145           (25)          334            28
                                                   --------      --------      --------      --------
     Income (loss) before income tax provision         (354)        1,609           588         2,298
Income tax provision (benefit)                          (97)          852           263         1,114
                                                   --------      --------      --------      --------
     Net income (loss)                             $   (257)     $    757      $    325      $  1,184
                                                   ========      ========      ========      ========

Net income (loss) per share:
     Basic                                         $  (0.03)     $   0.24      $   0.05      $   0.38
                                                   ========      ========      ========      ========
     Diluted                                       $  (0.03)     $   0.24      $   0.05      $   0.38
                                                   ========      ========      ========      ========

 Number of shares used in calculating net
 income (loss) per share:
      Basic                                           8,576         3,120         6,037         3,120
                                                   ========      ========      ========      ========
      Diluted                                         8,576         3,120         6,102         3,120
                                                   ========      ========      ========      ========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                                                  SIX MONTHS
                                                                                                ENDED JUNE 30,
                                                                                           ----------------------
                                                                                             1999           1998
                                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                            $    325      $  1,184
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                          959           460
         Net gain on sale of property, plant and equipment                                     (215)           --
         Change in allowance for doubtful accounts                                              217             2
         Stock compensation charge                                                            2,880            --
     Changes in assets and liabilities, excluding effects of acquisitions:
         Trade accounts receivable                                                           (4,361)         (270)
         Prepaid expenses and other current assets                                              (60)          302
         Accounts payable and accrued liabilities                                             3,027         1,409
                                                                                           --------      --------
                  Net cash provided operating activities                                      2,772         3,087
                                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                              (2,240)       (1,112)
     Payments for acquisitions accounted for as purchases, net of cash received of
        $9,154                                                                              (37,051)           --
     Proceeds from disposals of property, plant and equipment                                   959            --
     Increase in cash surrender value of life insurance                                          --           (91)
     Other                                                                                      691            --
                                                                                           --------      --------
                  Net cash used in investing activities                                     (37,641)       (1,203)
                                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                                18,700         1,487
     Repayments of borrowings                                                                (3,480)         (423)
     Proceeds from issuances of common stock                                                 32,512            --
     Cash paid related to common stock issuance costs                                        (3,002)           --
     Distributions to stockholders                                                           (4,952)       (1,495)
                                                                                           --------      --------
                  Net cash provided by (used in) financing activities                        39,778          (431)
                                                                                           --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     4,909         1,453

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              4,213         1,945

                                                                                           --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  9,122      $  3,398
                                                                                           ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                              $    262      $    131
     Cash paid during the period for income taxes                                          $    137      $     --

NONCASH FINANCING ACTIVITY:
     Distribution of cash surrender value of life insurance to stockholder                 $  1,155      $     --




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. ORGANIZATION AND BASIS OF PRESENTATION

U.S. Concrete was founded to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. U.S. Concrete conducted no operations of its own prior to the closing on May 28, 1999 of (1) its initial public offering of its common stock and (2) its acquisition for shares of its common stock and cash of six operating businesses (the "Acquired Businesses").

For financial statement presentation purposes, (1) Central Concrete Supply Co., Inc., one of the Acquired Businesses, is presented as the acquirer of the other Acquired Businesses and U.S. Concrete, (2) these acquisitions are accounted for in accordance with the purchase method of accounting and (3) the effective date of the acquisitions is May 31, 1999. As used herein, the term "Company" means
(1) Central prior to June 1, 1999 and (2) U.S. Concrete and its consolidated subsidiaries on that date and thereafter.

Under applicable regulations of the SEC, the historical financial statements in this report are unaudited and omit information and footnote disclosures that financial statements prepared in accordance with generally accepted accounting principles normally would include. In the opinion of management, (1) the disclosures herein are adequate to make the information presented not misleading and (2) the financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods presented.

Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements and the notes thereto of U.S. Concrete and the Acquired Businesses which U.S. Concrete's registration statement for its IPO includes.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company has not added to or changed its accounting policies significantly since December 31, 1998. For a description of these policies, see Note 2 of Notes to Financial Statements of Central in U.S. Concrete's IPO registration statement.

3. SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income or loss per share:


                                                          THREE MONTHS         SIX MONTHS
                                                         ENDED JUNE 30,       ENDED JUNE 30,
                                                        ---------------     ---------------
                                                        1999       1998      1999     1998
                                                        -----     -----     -----     -----
Shares issued to Central's owners                       3,120     3,120     3,120     3,120
Shares issued to owners of Acquired Businesses
     other than Central                                 2,127        --     1,069        --
Shares issued to the initial stockholders and
     certain management personnel of U.S. Concrete      1,832        --     1,095        --
Shares issued in the IPO                                1,497        --       753        --
                                                        -----     -----     -----     -----
         Number of shares used in calculating basic
         net income (loss) per share                    8,576     3,120     6,037     3,120
Effect of shares issuable under stock options and
     warrants based on the treasury stock method           --        --        65        --
                                                        -----     -----     -----     -----
         Number of shares used in calculating
         diluted net income (loss) per share            8,576     3,120     6,102     3,120
                                                        =====     =====     =====     =====

                               U.S. CONCRETE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


4. LONG-TERM DEBT

A summary of long-term debt is as follows (dollars in thousands):

                                                                        JUNE 30,   DECEMBER 31,
                                                                         1999         1998
                                                                      ---------    ------------
Secured revolving credit facility                                     $ 18,700      $     --
Notes payable to various financial institutions, secured by mixer trucks, maturing in varying amounts through May 2003, with
     interest ranging from 7.0% to 9.7%                                     --         2,860
Notes payable to various financial institutions, secured by
     various equipment and guaranteed by stockholders, maturing in varying amounts through September 2003, with interest
     ranging from 4.7% to 8.8%                                              --           670
Other                                                                      349            --
                                                                      --------      --------
                                                                        19,049         3,530
     Less:  current maturities                                            (137)       (1,006)
                                                                      --------      --------
Long-term debt, net of current maturities                             $ 18,912      $  2,524
                                                                      ========      ========




On May 28, 1999, U.S. Concrete entered into a three-year $75 million revolving credit facility with a group of banks. The Company may use this facility for working capital, to finance acquisitions and for other general corporate purposes. Availability under the facility is tied to the Company's cash flow and liquidity. Advances bear interest, at the Company's option, at a prime rate or LIBOR, in each case plus a margin keyed to the ratio of the Company's indebtedness to cash flow. Commitment fees are due on any unused borrowing capacity. The facility requires the Company to maintain financial covenants regarding net worth, coverage ratios and additional indebtedness and prohibits dividends by U.S. Concrete. Subsidiary guarantees and pledges of substantially all the Company's fixed assets secure the payment of all obligations owing under the facility.

5. INCOME TAXES

Prior to May 28, 1999, Central and two other Acquired Businesses were S corporations and were not subject to federal income taxes. Effective with their acquisition they became C corporations subject to those taxes, and we have recorded an estimated deferred tax liability to provide for the Company's estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these corporations. For purposes of these consolidated financial statements, federal and previously inapplicable state income taxes have been provided for the post-acquisition periods.

6. SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. The Company currently operates under one segment and all operations and long-lived assets are in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with (1) the pro forma and historical financial statements and related notes this report contains and (2) the pro forma and historical financial statements and related notes and managements' discussion and analysis U.S. Concrete's IPO registration statement contains. This discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, (1) the extent to which we are able to grow through acquisitions, reduce costs and achieve revenue enhancements in our operations, (2) the rate at which we will write off the significant goodwill on our balance sheet, (3) changes in government regulations, (4) competition, (5) Year 2000 issues and (6) other risk factors discussed in U.S. Concrete's IPO registration statement.

We expect to derive substantially all our revenues from the sale of ready-mixed concrete, other concrete products and related construction materials to the construction industry in the United States. We will serve all segments of the construction industry, and our customers will include contractors for commercial, industrial, residential and public works and infrastructure construction. We typically will sell ready-mixed concrete pursuant to daily purchase orders that require us to formulate, prepare and deliver ready-mixed concrete to the job sites of our customers. We generally will recognize our sales from these orders when we deliver the ordered products.

Our cost of goods sold consist principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products in various formulations. We obtain all these materials from third parties and generally have only one day's supply at each of our concrete plants. Our cost of goods sold also includes labor costs and the operating, maintenance and rental expenses we incur in operating our concrete plants and mixer trucks and other vehicles.

Our selling expenses include the salary and incentive compensation we pay our sales force, the salaries and incentive compensation of our sales managers and travel, entertainment and other promotional expenses. Our general and administrative expenses include the salaries and benefits we pay to our executive officers, the senior managers of our local and regional operations, plant managers and administrative staff, as well as office rent and utilities, communications expenses and professional fees.

Our pro forma combined statements of operations include pro forma adjustments to our selling, general and administrative expenses to reflect the reductions in salaries, bonuses and benefits to which owners of the businesses we have acquired agreed would take effect when we acquired them and the elimination of nonrecurring legal, accounting and other professional fees attributable to the acquisitions. Our pro forma combined statements of operations also reflect the substantial increase in income tax expense which will result from the conversion of three of those businesses from S corporations into C corporations.

We expect that our integration of the businesses we have acquired will present opportunities to realize cost savings through the elimination of duplicative functions and the development of economies of scale. We believe that we should be able to:

             o    obtain greater discounts from suppliers;

             o    borrow at lower interest rates;

             o    consolidate insurance programs; and

             o    generate savings in other general and administrative areas.

We cannot currently quantify these savings and expect that various incremental costs will partially offset them. These incremental costs include those associated with:

             o    our corporate management;

             o    our being a public company; and

             o    our systems integration, upgrading and replacement.

Our pro forma combined statements of operations reflect neither the cost savings nor the incremental costs we expect, but cannot quantify.

The pro forma combined financial information this report contains covers periods during which the businesses we have acquired had different tax structures and operated independently of each other as private, owner-operated companies. This information reflects the purchase method of accounting to account for these acquisitions and presents Central as the "accounting acquirer."

RESULTS OF OPERATIONS - PRO FORMA COMBINED

The following table sets forth for us on a pro forma combined basis selected statement of operations information and that information as a percentage of sales for the periods indicated.


                                                          SIX MONTHS ENDED JUNE 30,
                                                 -------------------------------------------
                                                         1999                    1998
                                                 ---------------------  --------------------
                                                              (dollars in thousands)
Sales                                            $88,505       100.0%   $82,709       100.0%
Cost of goods sold                                71,801        81.1     68,317        82.6
                                                 -------       -----    -------       -----
     Gross profit                                 16,704        18.9     14,392        17.4
Selling, general and administrative expenses       7,085         8.0      4,400         5.3
Stock compensation charge                          2,880         3.3         --         0.0
Depreciation and amortization                      2,256         2.5      2,256         2.7
                                                 -------       -----    -------       -----
     Income from operations                      $ 4,483         5.1%   $ 7,736         9.4%
                                                 =======       =====    =======       =====

Sales

Sales increased $5.8 million, or 7.0%, from $82.7 million in the 1998 period to $88.5 million in the 1999 period primarily as a result of higher average sales prices for ready-mixed concrete in the San Francisco Bay area and increased sales of pre-cast products and building materials.

Gross Profit

Gross profit increased $2.3 million, or 16.0%, from $14.4 million in the 1998 period to $16.7 million in the 1999 period. Gross margins increased from 17.4% in the 1998 period to 18.9% in the 1999 period primarily because of higher average sales prices and the strong marginal contribution from those increased prices attributable to the portion of our business that is of a fixed-cost nature.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million, or 61.0%, from $4.4 million in the 1998 period to $7.1 million in the 1999 period primarily because of: (1) additions to the administrative infrastructure of several of the businesses; (2) higher average compensation levels for operations personnel; (3) 1999 costs associated with the establishment of U.S. Concrete's executive management and administrative infrastructure; and (4) 1999 professional fees, travel expenses and other costs attributable to the IPO. As a percentage of sales, these expenses increased from 5.3% in the 1998 period to 8.0% in the 1999 period.

Stock Compensation Charge

The 1999 stock compensation charge represents a noncash charge related to 400,000 shares of common stock U.S. Concrete issued in December 1998 and March 1999 to management and nonemployee directors at a nominal cost. The amount of this charge reflected a fair value of $7.20 per share, which represented a 10% discount from the initial offering price to the public of $8.00 per share in the IPO.

RESULTS OF OPERATIONS - HISTORICAL

The following table sets forth for us selected historical statement of operations information and that information as a percentage of sales for the periods indicated. For periods prior to June 1, 1999, the information relates to Central on a stand-alone basis. For the period beginning June 1, 1999, the information relates to U.S. Concrete and its subsidiaries on a consolidated basis and presents Central as the accounting acquirer. Except as we note below, the consolidation of operating results beginning on June 1, 1999 principally accounts for the changes in the 1999 periods from the 1998 periods.


                                                     THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------------------   ----------------------------------------
                                                   1999                   1998                    1999                    1998
                                        ----------------------  ---------------------  ----------------------  -------------------
                                                                           (dollars in thousands)
Sales                                   $ 27,648      100.0%    $ 15,775       100.0%   $ 40,604       100.0%   $ 25,693     100.0%
Cost of goods sold                        22,150       80.1       12,793        81.1      32,775        80.7      21,330      83.0
                                        --------      -----     --------       -----    --------       -----    --------     -----
     Gross profit                          5,498       19.9        2,982        18.9       7,829        19.3       4,363      17.0
Selling, general and administrative
   expenses                                2,134        7.7        1,056         6.7       3,457         8.5       1,656       6.4
Stock compensation charge                  2,880       10.4           --         0.0       2,880         7.1          --       0.0
Depreciation and amortization                666        2.4          272         1.7         959         2.4         460       1.8
                                        --------      -----     --------       -----    --------       -----    --------     -----
     Income (loss) from operations      $   (182)      (0.6)%   $  1,654        10.5%   $    533         1.3%   $  2,247       8.8%
                                        ========      =====     ========       =====    ========       =====    ========     =====


Sales

Sales increased $11.9 million, or 75.3%, and $14.9 million, or 58.0%, for the three- and six-month periods ended June 30, 1999, as compared with the same periods in 1998.

Gross Profit

Gross profit increased $2.5 million, or 84.4%, and $3.5 million, or 79.4%, for the three- and six-month periods ended June 30, 1999, as compared with the same periods in 1998. Gross margins increased from 18.9% in the three months ended June 30, 1998 to 19.9% in the three months ended June 30, 1999 and increased from 17.0% in the six months ended June 30, 1998 to 19.3% in the six months ended June 30, 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million, or 102.1%, and $1.8 million, or 108.8%, for the three- and six-month periods ended June 30, 1999, as compared with the same periods in 1998.

Stock Compensation Charge

The 1999 stock compensation charge represents a noncash charge related to 400,000 shares of common stock U.S. Concrete issued in December 1998 and March 1999 to management and nonemployee directors at a nominal cost. The amount of this charge reflected a fair value of $7.20 per share, which represented a 10% discount from the initial offering price to the public of $8.00 per share in the IPO.

LIQUIDITY AND CAPITAL RESOURCES

On May 28, 1999, U.S. Concrete completed its initial public offering, in which it issued and sold 3.8 million shares of its common stock. Its net proceeds from the IPO (after underwriting discounts, commissions and offering expenses) were approximately $24.0 million. Concurrently, U.S. Concrete acquired six operating businesses in separate transactions for consideration of $22.3 million in cash and 9.0 million shares of common stock. On June 11, 1999, its underwriters exercised their over-allotment option to acquire an additional 570,000 shares of common stock at the offering price of $8.00 per share, providing U.S. Concrete with $4.3 million (net of underwriting discounts and commissions) of additional proceeds from the IPO.

On May 28, 1999, U.S. Concrete entered into a $75 million secured revolving credit facility with a group of banks and borrowed approximately $22.7 million, principally to refinance outstanding indebtedness of the Acquired Businesses. At June 30, 1999, $18.7 million was outstanding under the facility.

The credit facility is a three-year revolving credit facility of up to $75.0 million, with a $5.0 million sublimit for letters of credit issued on our behalf, we may use for the following purposes:

             o    finance acquisitions;

             o    working capital; and

             o    for general corporate purposes.

Our subsidiaries have guaranteed the repayment of all amounts due under the facility, and we secured the facility with the capital stock and assets of our subsidiaries. The facility will:

             o    require the consent of the lenders for acquisitions;

             o    prohibit the payment of cash dividends by U.S. Concrete;

             o    restrict our ability to incur additional indebtedness; and

             o    require us to comply with stringent financial covenants.

The failure to comply with these covenants and restrictions would constitute an event of default under the facility. Our borrowing capacity under the facility will vary from time to time depending on our satisfaction of several financial tests.

We anticipate that our consolidated cash flow from our operations will exceed our normal working capital needs, debt service requirements and the amount of our planned capital expenditures, excluding acquisitions, for at least the next 12 months.

Our growth strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our common stock or debt securities, including convertible debt securities, and borrowings under our credit facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using our common stock for this purpose may result in significant dilution to our then existing stockholders. To the extent we are unable to use our common stock to make future acquisitions, our ability to grow will be limited by the extent to which we are able to raise capital for this purpose, as well as to expand existing operations, through debt or additional equity financings. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our presently anticipated expansion, which could materially adversely affect our business and the value of our common stock.

We cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.

Changes in working capital accounts and property, plant and equipment between December 31, 1998 and June 30, 1999 are driven primarily by the acquisitions of the Acquired Businesses.

YEAR 2000 COMPLIANCE

Many software applications, computer hardware and related equipment and systems that use embedded technology, such as microprocessors, rely on two digits rather than four to represent years in performing computations and decision-making functions. These programs, hardware items and systems may fail on January 1, 2000 or earlier because they misinterpret "00" as the year 1900 rather than 2000. These failures could have an adverse effect on us because of our direct dependence on our own applications, equipment and systems and our indirect dependence on those of third parties.

Our year 2000 program consists of the following phases:

             o    identifying all items that may be affected by the year 2000;

             o    investigating those items for year 2000 compliance;

             o    assessing the potential impact of year 2000 noncompliance;

             o    designing solutions for noncompliant items;

             o repairing and replacing any noncompliant items and testing those improvements; and

             o    contingency planning.

Each business we have acquired has assigned one or more individuals in its organization year 2000 responsibility. We have also assigned an individual overall year 2000 responsibility to track and coordinate the efforts of the individual companies. Although we are following the general steps we outlined above, we do not consider preparation and maintenance of formal inventories and risk rankings, detailed test plans and documentation of results necessary because of the small number of information technology systems each company uses.

Each business we have acquired has completed identification of its mission-critical information technology hardware and software, including business applications, operations software, service providers and product suppliers that may be affected by the year 2000. We are in the process of identifying the potential impact of embedded technologies on the companies. We estimate that we have completed 90% of this process and expect to complete it by September 30, 1999.

We are also contacting various third parties to obtain representations and assurances that their hardware, embedded technology systems and software which we use or will impact us are, or will be modified on a timely basis to be, year 2000 compliant. We identified approximately 50 third parties to be contacted, based on our identification of those persons as being either significant service providers or materials suppliers to our business. These third parties include banks, cement and aggregates suppliers, gas, electricity and water suppliers and telephone companies. All the third parties that have responded have stated that they are or expect to be year 2000 compliant by the end of 1999. We expect to have this part of our program completed by September 30, 1999. To date, our costs associated with assessing and monitoring the progress of third parties in resolving their year 2000 issues have not been significant, and we do not expect to incur any material costs in the future relating to this aspect of our year 2000 program.

Most of the businesses we have acquired are in the solution design phase of their efforts to determine whether noncompliant information hardware and software systems can be repaired or replaced. We estimate that we have completed approximately 75% of this phase and expect to complete it by September 30, 1999.

As part of our consolidation of our initial businesses, we are replacing some of their financial and other systems in order to obtain internal consistency. Some systems we are replacing happen not to be year 2000 compliant, but we would replace them in all events this year and are not including the cost of their replacements as a part of our year 2000 program.

We have decided not to develop formal budgets or perform detailed analysis of the costs associated with this effort. We based this decision on the low number of systems that comprise our technical environment and the fact that our year 2000 efforts are being addressed during the normal course of business. We estimate our external costs of our year 2000 program total approximately $50,000 to date and expect that any additional costs of this program will be nominal. We expect to pay these costs with the cash flow from our consolidated operations. We have incurred substantially all these costs in investigating systems for year 2000 compliance and have not incurred any material costs to replace or repair noncompliant systems. We have not deferred other information technology projects because of our year 2000 efforts.

We have not yet begun a formal analysis of various failure scenarios or their potential impact or possible contingency plans. If we identify significant risks related to year 2000 compliance or our progress deviates from our anticipated program, we will develop contingency plans as necessary. We expect that we will develop any necessary contingency plans in the fourth quarter of 1999 and that these will primarily consist of replacing noncompliant third-party suppliers or making arrangements with compliant third-party suppliers to back up any delivery failures and developing backup procedures to handle the failure of any of our internal systems.

We do not anticipate any material adverse effect from year 2000 failures, but you have no guarantee that we will achieve total compliance. Factors that give rise to this uncertainty include our possible failure to identify all susceptible systems, noncompliance by third parties whose systems and operations impact us and a possible loss of technical resources to perform the work.

While we do not expect our worst-case year 2000 noncompliance scenarios to occur, possible effects of such scenarios include:

             o    loss of gas, electricity, water or phone service;

             o    failures or delays in the daily delivery of raw materials;

             o    equipment failures;

             o an interruption in our ability to collect amounts due from customers; and

             o    loss of accurate accounting records.

Depending on the length of any noncompliance or system failure, any of these situations could have a material adverse impact on our ability to serve our customers in a timely manner and result in lost business and revenues or increased costs.

This disclosure is subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998, 15 U.S.C. I (1999), as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure" as that Act defines those terms.

SEASONALITY; FLUCTUATIONS OF QUARTERLY RESULTS

Reflecting the levels of construction activity, the demand for ready-mixed concrete is highly seasonal. We believe that this demand may be as much as three times greater in a prime summer month than in a slow winter month and that the six-month period of May through October is the peak demand period. Consequently, we expect that our sales generally will be lower in the first and fourth calendar quarters. Because we incur fixed costs, such as wages, rent and other expenses throughout the year, we expect our gross profit margins will be disproportionately lower than our sales in these quarters. Even during traditional peak periods, sustained periods of inclement weather and other extreme weather conditions can slow or delay construction and thus slow or delay our sales. Quarterly results may also be materially affected by the timing of acquisitions, variations in sales prices, the timing and magnitude of acquisition assimilation costs and regional economic conditions. Additionally, the industry can be highly cyclical, and the general condition of the economy and a variety of other factors beyond our control can affect its level of activity. Our volume of business may be adversely affected by declines in construction activity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not purchased any futures contracts nor have we purchased or held any derivative financial instruments for trading purposes during the six months ended June 30, 1999.

Our borrowings under our credit facility are subject to the risk that interest rates may increase. For example, a 10 percent increase in LIBOR (a benchmark pursuant to which interest rates applicable to borrowings under the credit facility may be set) would have increased our pro forma consolidated interest by $18,000 for the quarter ended June 30, 1999 and $36,000 for the six months ended June 30, 1999. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under the credit facility.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

We have been from time to time, and currently are, subject to claims and litigation brought by employees, customers and third parties for personal injuries, property damages, product defects and delay damages, that have, or allegedly have, resulted from the conduct of our operations. Currently, we do not have pending any litigation that, separately or in the aggregate, if adversely determined, we believe would have a material adverse effect on our business, financial condition or results of operations. We expect that in the future we will from time to time be a party to litigation or administrative proceedings which arise in the normal course of our business.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

(b)      Issuance or Modification of Securities.

Our credit facility prohibits us from (1) redeeming, retiring or otherwise acquiring, directly or indirectly, any shares of our common stock and (2) making any dividends or distributions of cash or property to any of our stockholders without the prior written consent of the lenders.

(c)      Unregistered Sales of Securities.

Set forth below is certain information concerning all sales of securities by U.S. Concrete during the three-month period ended June 30, 1999 that were not registered under the Securities Act.

On May 28, 1999, we issued 8,985,288 shares of common stock to the stockholders of the Acquired Businesses as part of the consideration for the acquisitions of the Acquired Businesses. These shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided by
Section 4(2) of the Securities Act.

Also on May 28, 1999, we issued 1,602,255 shares of our common stock on conversion of the one share of our Class A common stock that was outstanding on that date. Those shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Also on May 28, 1999, we issued warrants to purchase an aggregate of 200,000 shares of our common stock to Scott & Stringfellow, Inc. and Sanders Morris Mundy Inc., the representatives of the underwriters for the IPO. The warrants were issued as part of the underwriting consideration in connection with the IPO. The warrants are exercisable at a purchase price of $8.00 per share of common stock (which is equivalent to the initial per share offering price to the public in the IPO). The warrants will expire on May 28, 2002. The warrants were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

(d)      Use of Proceeds.

The shares of common stock issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Reg. No. 333-74855), which the SEC declared effective on May 25, 1999. That registration statement initially registered an indeterminate number of shares of common stock having a maximum aggregate offering price of $41,515,000. Subsequently, we determined to offer 3,800,000 shares of common stock in the IPO and granted the underwriters a 30-day option to purchase up to 570,000 additional shares, solely to cover over-allotments. The IPO was completed through a syndicate of underwriters for which Scott & Stringfellow, Inc. and Sanders Morris Mundy Inc. acted as representatives.

In the IPO, we issued and sold 3,800,000 shares of common stock on May 28, 1999 at an initial public offering price of $8.00 per share, resulting in gross proceeds of $30,400,000. On June 8, 1999, we issued and sold an additional 570,000 shares of common stock on the exercise in full of the underwriters' over-allotment option granted in connection with the IPO, resulting in additional gross proceeds of $4,560,000. Following the closing of the sale of those shares, the IPO terminated.

From May 25, 1999 through June 30, 1999, we incurred the following expenses for our own account in connection with the issuance and distribution of the shares of common stock registered pursuant to our IPO registration statement, none of which constituted direct or indirect payments to any of our officers, directors or any of their associates, any person owning 10% or more of U.S. Concrete or any of its affiliates (other expenses represent a reasonable estimate of actual costs incurred):

Underwriting discounts and commissions     $2,447,200
Finders' fees                                       0
Expenses paid to or for Underwriters                0
Other expenses                             $4,200,000
                                           ----------
         Total expenses                    $6,647,200

The net proceeds we received from the IPO (including the issuance and sale of the shares of common stock pursuant to the over-allotment option), after deducting the expenses detailed above, were $28,312,800.

From May 25, 1999 through June 30, 1999, we have applied the following amounts of our net proceeds from the IPO:




                                                                                  Payment to Officers, Directors
         Use of Proceeds                                      Payment to Others        and 10% Stockholders
         ---------------                                      -----------------   ------------------------------
         Construction of plant,
           building and  facilities                                 --                        --
         Purchase and installation
           of machinery and
           equipment                                                --                        --
         Purchase of real estate                                    --                        --
         Acquisition of other
           businesses                                           $8,919,533                $13,392,467
         Repayment of indebtedness                              $6,000,800                    --
         Working capital                                            --                        --
         Temporary investments
           (specified below)                                        --                        --




              Temporary investments consist of money market accounts available on a daily basis.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to a unanimous written consent signed by each of our stockholders as of April 19, 1999, our stockholders approved an amendment to our restated certificate of incorporation to (1) increase the number of authorized shares of capital stock of U.S. Concrete to 70,000,001 shares, (2) amend the conversion ratio of the one share of our Class A common stock that was then issued and outstanding (and which has since been converted into 1,602,255 shares of our common stock), (3) increase the minimum number of directors who will constitute our whole Board of Directors to not less than three and to specifically provide for the election, term and removal of directors, (4) effective after the first date as of which we had a class or series of capital stock registered under the Securities Exchange Act of 1934, prohibit action by written consent of our stockholders and to require that stockholder action may only be taken at an annual or special meeting of our stockholders, (5) limit the personal liability of our directors to us or our stockholders, (6) expressly authorize our Board of Directors to adopt, amend or repeal our Bylaws without any action on the part of our stockholders, except as applicable law or our Bylaws provide otherwise and
(7) provide for certain procedures when a compromise or arrangement is proposed between us and our creditors or any class of them and/or between us and our stockholders or any class of them.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit
Number                                      Description

2.1*     --         Agreement and Plan of Reorganization dated as of March 22,
                    1999 by and among U.S. Concrete, OCC Acquisition Inc.,
                    Opportunity Concrete Corporation and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.1).

2.2*     --         Agreement and Plan of Reorganization dated as of March 22,
                    1999 by and among U.S. Concrete, Walker's Acquisition Inc.,
                    Walker's Concrete, Inc. and the stockholders named therein
                    (Form S-1 (Reg. No. 333-74855), Exhibit 2.2).

2.3*     --         Agreement and Plan of Reorganization dated as of March 22,
                    1999 by and among U.S. Concrete, Central Concrete
                    Acquisition Inc., Central Concrete Supply Co., Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-74855),
                    Exhibit 2.3).

2.4*     --         Agreement and Plan of Reorganization dated as of March 22,
                    1999 by and among U.S. Concrete, Bay Cities Acquisition
                    Inc., Bay Cities Building Materials Co., Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-74855),
                    Exhibit 2.4).

2.5*     --         Agreement and Plan of Reorganization dated as of March 22,
                    1999 by and among U.S. Concrete, Baer Acquisition Inc., Baer
                    Concrete, Incorporated and the stockholders named therein
                    (Form S-1 (Reg. No. 333-74855), Exhibit 2.5).

2.6*     --         Agreement and Plan of Reorganization dated as of March 22,
                    1999 by and among U.S. Concrete, Santa Rosa Acquisition,
                    Inc., R.G. Evans/Associates (d/b/a Santa Rosa Cast Products
                    Co.) and the stockholders named therein (Form S-1 (Reg. No.
                    333-74855), Exhibit 2.6).

2.7*    --          Uniform Provisions for the Acquisitions (incorporated into the agreements filed as Exhibits 2.1 through 2.6 hereto)
                    (Form S-1 (Reg. No. 333-74855), Exhibit 2.7).

3.1*    --          Restated Certificate of Incorporation of U.S. Concrete (Form
                    S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2*     --         Bylaws of U.S. Concrete (Form S-1 (Reg. No. 333-74855),
                    Exhibit 3.2).

4.1*     --         Form of Certificate representing common stock (Form S-1
                    (Reg. No. 333-74855), Exhibit 4.1).

4.2*     --         Form of Registration Rights Agreement by and among U.S.
                    Concrete and the stockholders listed on the signature pages thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.2).

4.3*     --         Funding Agreement dated as of September 10, 1999 by and
                    between U.S. Concrete and Main Street Merchant Partners II,
                    L.P. (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.4*     --         Rights Agreement by and between U.S. Concrete and American
                    Stock Transfer & Trust Company, including form of Rights
                    Certificate attached as Exhibit B thereto (Form S-1 (Reg.
                    No. 333-74855), Exhibit 4.4).

4.5*     --         Form of Warrant Agreement among U.S. Concrete, Scott &
                    Stringfellow, Inc. and Sanders Morris Mundy, Inc. (Form S-1
                    (Reg. No. 333-74855), Exhibit 1.2).

4.6      --         Credit Agreement, dated as of May 28, 1999, among U.S.
                    Concrete, Inc., as Borrower, the Guarantors named therein and Chase Bank of Texas, National Association, NationsBank,
                    N.A. (D/B/A Bank of America, N.A.), Bank One, Texas, NA,
                    Credit Lyonaiss New York Branch and the other Lenders named therein.

4.7      --         First Amendment to Credit Agreement, dated as of June 30,
                    1999, among U.S. Concrete, Inc., as Borrower, the Guarantors named therein and Chase Bank of Texas, National Association,
                    NationsBank, N.A. (D/B/A Bank of America, N.A.), Bank One,
                    Texas, NA, Credit Lyonaiss New York Branch and the other
                    Lenders named therein.,

                    U.S. Concrete and some of its subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of U.S. Concrete and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, U.S. Concrete agrees to furnish a copy of those instruments to the SEC on request.

10.1*   --          1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No.
                    333-74855), Exhibit 10.1).

10.2*   --          Employment Agreement between U.S. Concrete and William T.
                    Albanese (Form S-1 (Reg. No. 333-74855), Exhibit 10.2).

10.3*   --          Form of Employment Agreement between U.S. Concrete and
                    Michael W. Harlan (Form S-1 (Reg. No. 333-74855), Exhibit
                    10.3).

10.4*   --          Form of Employment Agreement between U.S. Concrete and
                    Eugene P. Martineau (Form S-1 (Reg. No. 333-74855), Exhibit
                    10.4).

10.5*   --          Employment Agreement between U.S. Concrete and Michael D.
                    Mitschele (Form S-1 (Reg. No. 333-74855), Exhibit 10.5).

10.6*   --          Employment Agreement between U.S. Concrete and Charles W.
                    Sommer (Form S-1 (Reg. No. 333-74855), Exhibit 10.6).

10.7*   --          Employment Agreement between U.S. Concrete and Neil J.
                    Vannucci (Form S-1 (Reg. No. 333-74855), Exhibit 10.7).

10.8*   --          Employment Agreement between U.S. Concrete and Robert S.
                    Walker (Form S-1 (Reg. No. 333-74855), Exhibit 10.8).

10.9*   --          Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form S-1 (Reg. No.
                    333-74855), Exhibit 10.9).

10.10*  --          Form of Employment Agreement between U.S. Concrete and Terry
                    Green (Form S-1 (Reg. No. 333-74855), Exhibit 10.10).

27.1    --          Financial Data Schedule.

---------------

* Incorporated by reference to the filing indicated.




(b)      Reports on Form 8-K.

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 U.S. CONCRETE, INC.




Dated:  August 13, 1999          /s/ MICHAEL W. HARLAN
                                 ----------------------------------------------
                                 By: Michael W. Harlan
                                     Senior Vice President --
                                     Chief Financial Officer

                               INDEX TO EXHIBITS


4.6      --         Credit Agreement, dated as of May 28, 1999, among U.S.
                    Concrete, Inc., as Borrower, the Guarantors named therein
                    and Chase Bank of Texas, National Association, NationsBank,
                    N.A. (D/B/A Bank of America, N.A.), Bank One, Texas, NA,
                    Credit Lyonaiss New York Branch and the other Lenders named therein.

4.7      --         First Amendment to Credit Agreement, dated as of June 30,
                    1999, among U.S. Concrete, Inc., as Borrower, the Guarantors named therein and Chase Bank of Texas, National Association,
                    NationsBank, N.A. (D/B/A Bank of America, N.A.), Bank One,
                    Texas, NA, Credit Lyonaiss New York Branch and the other
                    Lenders named therein.,

                    U.S. Concrete and some of its subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of U.S.
                    Concrete and its subsidiaries on a consolidated basis.
                    Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation
                    S-K, U.S. Concrete agrees to furnish a copy of those instruments to the SEC on request.

27.1     --         Financial Data Schedule.

