Form 10-Q/A
period 1999-06-30
US CONCRETE INC
filed 1999-11-15
CIK 1073429

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                  -----------

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     for the transition period from  _________________ to ________________

Commission file number 1-12977


                              U.S. CONCRETE, INC.
--------------------------------------------------------------------------------
            (exact name of Registrant as specified in its charter)

                   Delaware                             76-0586680
--------------------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

         1300 Post Oak Blvd., Suite 1220, Houston, Texas        77056
--------------------------------------------------------------------------------
             (Address of principal executive offices)         (Zip code)

      Registrant's telephone number, including area code:  (713) 499-6200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes  [_]          No  [X]

     The number of shares of Common Stock of the Registrant, par value $.001 per share, outstanding at November 12, 1999 was 18,495,181.

This Amendment No. 1 on Form 10-Q/A amends Item I of the Quarterly Report on Form 10-Q of U.S. Concrete, Inc. for the quarter ended June 30, 1999, to revise our previously reported provision for income taxes and net income for the three months ended June 30, 1999. This revision reflects (1) approximately $924,000 in income tax charges relating to Central Concrete Supply Co.'s conversion from subchapter S corporation status to C corporation status for federal income tax purposes as a result of U.S. Concrete's acquisition of Central and (2) approximately $815,000 in additional income tax charges relating to the non-deductibility of a $2.9 million non-cash stock compensation charge that we recorded in connection with our initial public offering.

The $924,000 adjustment is reflected in Central's historical financial statements as having been incurred just prior to the completion of our initial public offering on May 28, 1999. For financial reporting purposes, we have presented Central as the accounting acquiror of our initial operating businesses. Accordingly, these income tax charges impact our historical results for the quarter ended June 30, 1999. Because these charges are eliminated in our pro forma financial statements, they have no impact on our previously reported pro forma results.

The $815,000 adjustment is reflected in our historical financial statements as having been incurred in June 1999 and impacts both our historical and pro forma results for the quarter ended June 30, 1999. This adjustment does not affect the Company's pro forma results exclusive of the $2.9 million stock compensation charge and related income tax effect. The pro forma net income and earnings per share exclusive of such charge and related income tax effect for the six months ended June 30, 1999 would have been $4.5 million and $0.28.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 sets forth the complete text to Item 1 of Part I of our Form 10-Q for the quarter ended June 30, 1999, as amended.

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

The accompanying unaudited pro forma combined statements of operations for the six months ended June 30, 1999 and 1998, respectively, assume that U.S. Concrete completed the following transactions on January 1 in each period presented:

     . its issuance and sale in the IPO of 4.4 million shares of its common stock (including shares it sold on the exercise of its underwriters' over-allotment option) at $8.00 per share;
     . its application of its net proceeds from the IPO;
     . its acquisition of the six Acquired Businesses and its payment of the purchase prices for those businesses; and . its refinancing with borrowings under its credit facility of the indebtedness it assumed as a result of the acquisitions.

These statements also reflect pro form adjustments for:

     . certain contractual reductions in salaries, bonuses and benefits to former owners of the Acquired Businesses;
     . elimination of legal, accounting and other professional fees incurred in connection with the acquisitions of the Acquired Businesses;
     . amortization of goodwill resulting from the acquisitions of the Acquired
       Businesses;
     . reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain of the Acquired Businesses; and
     . adjustments to the federal and state income tax provision based on pro forma operating results.

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

                     U.S. CONCRETE, INC. AND SUBSIDIARIES
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)


                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                           1999         1998
                                                          -------     -------
Sales                                                     $88,505     $82,709
Cost of goods sold                                         71,801      68,317
                                                          -------     -------
  Gross profit                                             16,704      14,392
Selling, general and administrative expenses                7,085       4,400
Stock compensation charge                                   2,880          --
Depreciation and amortization                               2,256       2,256
                                                          -------     -------
  Income from operations                                    4,483       7,736
Interest expense, net                                        (361)       (361)
Other income, net                                             877         233
                                                          -------     -------
  Income before provision for income taxes                  4,999       7,608
Provision for income taxes                                  3,236       3,133
                                                          -------     -------
  Net income                                              $ 1,763     $ 4,475
                                                          =======     =======
Net income per share:
  Basic                                                     $0.11       $0.28
                                                          =======     =======
  Diluted                                                   $0.11       $0.28
                                                          =======     =======
Number of shares used in calculating net income per share:
  Basic                                                    16,209      16,209
                                                          =======     =======
  Diluted                                                  16,273      16,209
                                                          =======     =======

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

                     U.S. CONCRETE, INC. AND SUBSIDIARIES
             NOTES TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


1.   SHARES USED IN COMPUTING PRO FORMA NET INCOME PER SHARE

The following table summarizes the number of shares (in thousands) of common stock used in calculating pro forma net income per share:

                                                                                                 SIX MONTHS ENDED
                                                                                                     June 30,
                                                                                                  ----------------
                                                                                                    1999    1998
                                                                                                  -------  -------
Shares issued to the owners of the Acquired Businesses                                              8,985    8,985
Shares issued to the initial stockholders and certain
  management personnel of U.S. Concrete                                                             2,854    2,854
Shares issued in the IPO                                                                            4,370    4,370
                                                                                                  -------  -------
    Number of shares used in calculating basic net income per share                                16,209   16,209
Effect of shares issuable under stock options and warrants based on the
  treasury stock method                                                                                64       --
                                                                                                  -------  -------
    Number of shares used in calculating diluted net income per share                              16,273   16,209
                                                                                                  =======  =======

                     U.S. CONCRETE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                   JUNE 30,       DECEMBER 31,
                                                     1999            1998
                                                   --------         -------
                                                  (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents                        $  9,122         $ 4,213
  Trade accounts receivable, net                     27,576           7,641
  Receivables from related parties                    4,367           2,712
  Inventories                                         1,786             792
  Prepaid expenses                                    1,549             833
  Deferred tax asset                                    276              --
  Other current assets                                  294             156
                                                   --------         -------
    Total current assets                             44,970          16,347
                                                   --------         -------
Property, plant and equipment, net                   44,493           9,138
Goodwill, net                                        56,277              --
Cash surrender value of life insurance                   --           1,155
Other assets                                            884              --
                                                   --------         -------
    Total assets                                   $146,624         $26,640
                                                   ========         =======
                 LIABILITIES AND
               STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt             $    137         $ 1,006
  Accounts payable and accrued liabilities           34,096           7,910
                                                   --------         -------
    Total current liabilities                        34,233           8,916
                                                   --------         -------
Long-term debt, net of current maturities            18,912           2,524
Deferred income taxes                                 3,915              46
                                                   --------         -------
    Total liabilities                                57,060          11,486
                                                   --------         -------
Stockholders' equity
  Common stock                                           16              70
  Additional paid-in capital                         92,314             554
  Retained earnings (deficit)                        (2,766)         14,530
                                                   --------         -------
    Total stockholders' equity                       89,564          15,154
                                                   --------         -------
    Total liabilities and stockholders' equity     $146,624         $26,640
                                                   ========         =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                              THREE MONTHS           SIX MONTHS
                                                                             ENDED JUNE 30,         ENDED JUNE 30,
                                                                          -------------------     -------------------
                                                                            1999        1998        1999        1998
                                                                          -------     -------     -------     -------
Sales                                                                     $27,648     $15,775     $40,604     $25,693
Cost of goods sold                                                         22,150      12,793      32,775      21,330
                                                                          -------     -------     -------     -------
  Gross profit                                                              5,498       2,982       7,829       4,363
Selling, general and administrative expenses                                2,134       1,056       3,457       1,656
Stock compensation charge                                                   2,880          --       2,880          --
Depreciation and amortization                                                 666         272         959         460
                                                                          -------     -------     -------     -------
  Income (loss) from operations                                              (182)      1,654         533       2,247
Interest income (expense), net                                               (317)        (20)       (279)         23
Other income (expense), net                                                   145         (25)        334          28
                                                                          -------     -------     -------     -------
  Income (loss) before income tax provision                                  (354)      1,609         588       2,298
Income tax provision                                                        1,642          25       1,642          31
                                                                          -------     -------     -------     -------
  Net income (loss)                                                       $(1,996)    $ 1,584     $(1,054)    $ 2,267
                                                                          =======     =======     =======     =======
Net income (loss) per share:
  Basic                                                                   $ (0.23)    $  0.51     $ (0.17)    $  0.73
                                                                          =======     =======     =======     =======
  Diluted                                                                 $ (0.23)    $  0.51     $ (0.17)    $  0.73
                                                                          =======     =======     =======     =======
Number of shares used in calculating net income
(loss) per share:
  Basic                                                                     8,576       3,120       6,037       3,120
                                                                          =======     =======     =======     =======
  Diluted                                                                   8,576       3,120       6,037       3,120
                                                                          =======     =======     =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                      SIX MONTHS
                                                                                     ENDED JUNE 30,
                                                                                   ------------------
                                                                                    1999        1998
                                                                                   -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $(1,054)   $ 2,267
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                    959        460
      Net gain on sale of property, plant and equipment                               (215)        --
      Deferred income tax provision                                                    924         --
      Change in allowance for doubtful accounts                                        217          2
      Stock compensation charge                                                      2,880         --
  Changes in assets and liabilities, excluding effects of acquisitions:
      Trade accounts receivable                                                     (4,361)      (270)
      Prepaid expenses and other current assets                                        (60)       302
      Accounts payable and accrued liabilities                                       3,482        326
                                                                                   -------    -------
        Net cash provided operating activities                                       2,772      3,087
                                                                                   =======    =======
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                        (2,240)    (1,112)
  Payments for acquisitions accounted for as purchases, net of cash
    received of $9,154                                                             (37,051)        --
  Proceeds from disposals of property, plant and equipment                             959         --
  Increase in cash surrender value of life insurance                                    --        (91)
  Other                                                                                691         --
                                                                                   -------    -------
        Net cash used in investing activities                                      (37,641)    (1,203)
                                                                                   =======    =======
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                          18,700      1,487
  Repayments of borrowings                                                          (3,480)      (423)
  Proceeds from issuances of common stock                                           32,512         --
  Cash paid related to common stock issuance costs                                  (3,002)        --
  Distributions to stockholders                                                     (4,952)    (1,495)
                                                                                   -------    -------
        Net cash provided by (used in) financing activities                         39,778       (431)
                                                                                   =======    =======
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            4,909      1,453

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     4,213      1,945
                                                                                   -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 9,122    $ 3,398
                                                                                   =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                         $   262    $   131
  Cash paid during the period for income taxes                                     $   137    $    --

NONCASH FINANCING ACTIVITY:
  Distribution of cash surrender value of life insurance to stockholder            $ 1,155    $    --

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

3.   SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income or loss per share:

                                                   THREE MONTHS    SIX MONTHS
                                                  ENDED JUNE 30,  ENDED JUNE 30,
                                                  -------------   -------------
                                                  1999    1998    1999    1998
                                                  -----   -----   -----   -----
Shares issued to Central's owners                 3,120   3,120   3,120   3,120
Shares issued to owners of Acquired Businesses
  other than Central                              2,127      --   1,069      --
Shares issued to the initial stockholders and
  certain management personnel of U.S. Concrete   1,832      --   1,095      --
Shares issued in the IPO                          1,497      --     753      --
                                                  -----   -----   -----   -----
    Number of shares used in calculating basic
    and diluted net income (loss) per share       8,576   3,120   6,037   3,120
                                                  =====   =====   =====   =====

4.   LONG-TERM DEBT

A summary of long-term debt is as follows (dollars in thousands):

                                                JUNE 30,     DECEMBER 31,
                                                  1999          1998
                                                 -------       -------
   Secured revolving credit facility            $ 18,700     $      --
   Notes payable to various financial
     institutions, secured by mixer trucks,
     maturing in varying amounts through
     May 2003, with interest ranging
     from 7.0% to 9.7%                                --         2,860
   Notes payable to various financial
     institutions, secured by various
     equipment and guaranteed by
     stockholders, maturing in varying
     amounts through September 2003, with
     interest ranging from 4.7% to 8.8%               --           670
   Other                                             349            --
                                                 -------       -------
                                                  19,049         3,530
     Less:  current maturities                      (137)       (1,006)
                                                 -------       -------
   Long-term debt, net of current maturities     $18,912       $ 2,524
                                                 =======       =======

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

                                             U.S. CONCRETE, INC.




Dated: November 12, 1999                     /s/ MICHAEL W. HARLAN
                                             -----------------------------
                                             By: Michael W. Harlan
                                                 Senior Vice President --
                                                 Chief Financial Officer