Form 10-Q
period 1999-09-30
US CONCRETE INC
filed 1999-11-15
CIK 1073429

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange

    Act of 1934 for the quarterly period ended September 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities

    Exchange Act of 1934

    for the transition period from _________________ to ____________________

Commission file number              1-12977


                              U.S. CONCRETE, INC.
             (exact name of registrant as specified in its charter)


           Delaware                                           76-0586680
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

 1300 Post Oak Blvd., Suite 1220, Houston, Texas             77056
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


                       Yes     X            No
                            -------            -------

  U.S. Concrete, Inc. had 18,495,181 shares of its Common Stock, par value $.001 per share, outstanding at November 12, 1999.

                                     PART I
Item 1. Financial Statements

                    PRO FORMA COMBINED FINANCIAL INFORMATION


ORGANIZATION AND BASIS OF PRESENTATION

U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed an initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through September 30, 1999, U.S. Concrete acquired four additional operating businesses for approximately $13.2 million in cash and 1.7 million shares of common stock. U.S. Concrete intends to acquire additional companies to expand its operations.

For financial statement presentation purposes, (1) Central Concrete Supply Co., Inc., one of the acquired businesses, is presented as the acquirer of the other acquired businesses and U.S. Concrete, (2) these acquisitions are accounted for in accordance with the purchase method of accounting and (3) the effective date of the initial acquisitions is May 31, 1999. As used in this report, the term "Company" means (1) Central prior to June 1, 1999 and (2) U.S. Concrete and its consolidated subsidiaries on that date and thereafter.

The accompanying unaudited pro forma combined statements of operations for the three and nine months ended September 30, 1999 and 1998, respectively, assume that U.S. Concrete completed the following transactions on January 1 in each period presented:

       . its issuance and sale in the IPO of 4.4 million shares of its common stock (including shares it sold on the exercise of its underwriters' over-allotment option) at $8.00 per share;

       .   its application of its net proceeds from the IPO;

       . its acquisition of the 10 operating businesses and its payment of the purchase prices for those businesses; and

       . its refinancing with borrowings under its credit facility of the indebtedness it assumed as a result of the acquisitions.

These statements also reflect pro forma adjustments for:

       . certain contractual reductions in salaries, bonuses and benefits to former owners of the operating businesses;

       . elimination of legal, accounting and other professional fees incurred in connection with the acquisitions of businesses;

       . amortization of goodwill resulting from the acquisitions of businesses;

       . reduction in interest expense, net of interest expense on borrowings to fund S corporation distributions by certain businesses; and

       . adjustments to the federal and state income tax provision based on pro forma operating results.

These statements do not reflect the operations of the two businesses acquired by the Company subsequent to September 30, 1999.

You should read the accompanying unaudited pro forma combined statements of operations together with the Company's historical unaudited financial statements and notes thereto this report includes. The pro forma adjustments are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial information does not purport to represent what the Company's combined financial position or results of operations would actually have been if such transactions had in fact occurred when assumed and are not necessarily representative of the Company's financial position or results of operations for any future period. Since U.S. Concrete and its acquired businesses were not under common control or management for all or a portion of the periods presented, historical combined results may not be comparable to, or indicative of, future performance.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)



                                                                        Three Months             Nine Months
                                                                     Ended September 30,      Ended September 30,
                                                                    --------------------     ---------------------
                                                                      1999        1998         1999         1998
                                                                    --------    --------     --------     --------
 Sales                                                              $ 69,531    $ 71,085    $ 175,897    $ 170,639
 Cost of goods sold                                                   55,016      56,489      139,442      137,149
                                                                    --------    --------    ---------    ---------
  Gross profit                                                        14,515      14,596       36,455       33,490
 Selling, general and administrative expenses                          3,444       4,972       13,536       13,571
 Stock compensation charge                                                --          --        2,880           --
 Depreciation and amortization                                         1,483       1,461        4,384        4,384
                                                                    --------    --------    ---------    ---------
  Income from operations                                               9,588       8,163       15,655       15,535
 Interest expense, net                                                  (670)     (1,088)      (2,271)      (3,263)
 Other income, net                                                       339         199        1,256          455
                                                                    --------    --------    ---------    ---------
  Income before income tax provision                                   9,257       7,274       14,640       12,727
 Income tax provision                                                  3,675       2,888        6,910        5,053
                                                                    --------    --------    ---------    ---------
  Net income                                                        $  5,582    $  4,386    $   7,730    $   7,674
                                                                    ========    ========    =========    =========
 Net income per share:
  Basic                                                             $   0.31    $   0.24    $    0.43    $    0.43
                                                                    ========    ========    =========    =========
  Diluted                                                           $   0.31    $   0.24     $   0.43    $    0.43
                                                                    ========    ========    =========    =========
 Number of shares used in calculating net income per share:
  Basic                                                               17,945      17,945       17,945       17,945
                                                                    ========    ========    =========    =========
  Diluted                                                             18,036      17,945       18,018       17,945
                                                                    ========    ========    =========    =========


                   The accompanying notes are an integral part of these pro forma combined financial statements.



                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



1. SHARES USED IN COMPUTING PRO FORMA NET INCOME PER SHARE

The following table summarizes the number of shares (in thousands) of common stock used in calculating pro forma net income per share:


                                                                     Three Months              Nine Months
                                                                   Ended September 30,      Ended September 30,
                                                                  ---------------------    ---------------------
                                                                     1999       1998           1999      1998
                                                                  ----------  --------     ----------  ---------
Shares issued to Central's owners                                     3,120      3,120           3,120      3,120
Shares issued to owners of acquired businesses other than Central     7,602      7,602           7,602      7,602
Shares issued to the initial stockholders and certain management
    personnel of U.S. Concrete                                        2,853      2,853           2,853      2,853
Shares issued in the IPO                                              4,370      4,370           4,370      4,370
                                                                     ------     ------          ------     ------
         Number of shares used in calculating basic
         net income per share                                        17,945     17,945          17,945     17,945
Effect of shares issuable under stock options
    and warrants based on the treasury stock method                      91         --              73         --
                                                                     ------     ------          ------     ------
         Number of shares used in calculating
         diluted net income per share                                18,036     17,945          18,018     17,945
                                                                     ======     ======          ======     ======



                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                               September 30,     December 31,
                                                   1999              1998
                                               -------------     ------------
                                                (unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents                       $  5,994        $ 4,213
  Trade accounts receivable, net                    40,192          7,641
  Receivables from related parties                   1,658          2,712
  Inventories                                        3,408            792
  Prepaid expenses                                   2,333            833
  Deferred tax asset                                   157             --
  Other current assets                                 833            156
                                                  --------        -------
     Total current assets                           54,575         16,347
                                                  --------        -------

Property, plant and equipment, net                  49,079          9,138
Goodwill, net                                       75,723             --
Cash surrender value of life insurance                  --          1,155
Other assets                                         1,007             --
                                                  --------        -------
     Total assets                                 $180,384        $26,640
                                                  ========        =======


                 LIABILITIES AND
              STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt            $    136        $ 1,006
  Accounts payable and accrued liabilities          33,669          7,910
                                                  --------        -------
     Total current liabilities                      33,805          8,916
                                                  --------        -------
Long-term debt, net of current maturities           32,222          2,524
Deferred income taxes                                6,704             46
                                                  --------        -------
     Total liabilities                              72,731         11,486
                                                  --------        -------
Stockholders' equity
  Common stock                                          18             70
  Additional paid-in capital                       101,082            554
  Retained earnings                                  6,553         14,530
                                                  --------        -------
     Total stockholders' equity                    107,653         15,154
                                                  --------        -------
     Total liabilities and stockholders' equity   $180,384        $26,640
                                                  ========        =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)


                                                                        Three Months              Nine Months
                                                                     Ended September 30,      Ended September 30,
                                                                    --------------------    ----------------------
                                                                      1999        1998         1999        1998
                                                                    ---------   --------     ---------  ----------
 Sales                                                               $59,803     $21,482     $100,407     $47,175
 Cost of goods sold                                                   48,078      17,161       80,853      38,491
                                                                     -------     -------     --------     -------
  Gross profit                                                        11,725       4,321       19,554       8,684
 Selling, general and administrative expenses                          2,281       1,712        5,738       3,368
 Stock compensation charge                                                --          --        2,880          --
 Depreciation and amortization                                         1,148         219        2,106         679
                                                                     -------     -------     --------     -------
  Income from operations                                               8,296       2,390        8,830       4,637
 Interest expense, net                                                  (463)        (35)        (742)        (12)
 Other income, net                                                       292          22          626          50
                                                                     -------     -------     --------     -------
  Income before income tax provision                                   8,125       2,377        8,714       4,675
 Income tax provision                                                  3,212          37        4,854          68
                                                                     -------     -------     --------     -------
  Net income                                                         $ 4,913     $ 2,340     $  3,860     $ 4,607
                                                                     =======     =======     ========     =======
 Net income per share:
  Basic                                                              $  0.30     $  0.75     $   0.40     $  1.48
                                                                     =======     =======     ========     =======
  Diluted                                                            $  0.30     $  0.75     $   0.40     $  1.48
                                                                     =======     =======     ========     =======
 Number of shares used in calculating net income per share:
  Basic                                                                16,498       3,120        9,562       3,120
                                                                     ========    ========    =========    ========
  Diluted                                                              16,589       3,120        9,636       3,120
                                                                     ========    ========    =========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)




                                                                                               Nine Months
                                                                                           Ended September 30,
                                                                                          ---------------------
                                                                                             1999        1998
                                                                                           --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $  3,860    $ 4,607
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                             2,106        679
    Net gain on sale of property, plant and equipment                                          (217)        13
    Deferred income tax provision                                                               924         --
    Change in allowance for doubtful accounts                                                   242         16
    Stock compensation charge                                                                 2,880         --
  Changes in assets and liabilities, excluding effects of acquisitions:
    Trade accounts receivable                                                                (9,322)    (1,853)
    Prepaid expenses and other current assets                                                (1,608)       154
    Accounts payable and accrued liabilities                                                  5,536      2,961
                                                                                           --------    -------
       Net cash provided by operating activities                                              4,401      6,577
                                                                                           --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                 (2,847)    (2,860)
  Payments for acquisitions accounted for as purchases, net of cash received of $10,078     (52,089)        --
  Proceeds from disposals of property, plant and equipment                                    2,330         14
  Increase in cash surrender value of life insurance                                             --       (106)
                                                                                           --------    -------
       Net cash used in investing activities                                                (52,606)    (2,952)
                                                                                           --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                   32,148      1,857
  Repayments of borrowings                                                                   (3,501)      (706)
  Proceeds from issuances of common stock                                                    32,512         --
  Cash paid related to common stock issuance costs                                           (3,459)        --
  Distributions to stockholders                                                              (7,714)    (1,801)
                                                                                           --------    -------
       Net cash provided by (used in) financing activities                                   49,986       (650)
                                                                                           --------    -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     1,781      2,975

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              4,213      1,945
                                                                                           --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  5,994    $ 4,920
                                                                                           --------    -------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                 $    705    $   262
  Cash paid during the period for income taxes                                             $    370    $    --

NONCASH FINANCING ACTIVITY:
  Distribution of cash surrender value of life insurance to stockholder                    $ 1,155     $   --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1. ORGANIZATION AND BASIS OF PRESENTATION

U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed an initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through September 30, 1999, U.S. Concrete acquired four additional operating businesses for approximately $13.2 million in cash and 1.7 million shares of common stock. U.S. Concrete intends to acquire additional companies to expand its operations.

For financial statement presentation purposes, (1) Central Concrete Supply Co., Inc., one of the acquired businesses, is presented as the acquirer of the other acquired businesses and U.S. Concrete, (2) these acquisitions are accounted for in accordance with the purchase method of accounting and (3) the effective date of the initial acquisitions is May 31, 1999. As used in this report, the term "Company" means (1) Central prior to June 1, 1999 and (2) U.S. Concrete and its consolidated subsidiaries on that date and thereafter.

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

Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements and related notes, which U.S. Concrete's registration statement for its IPO includes.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company has not added to or changed its accounting policies significantly since December 31, 1998. For a description of these policies, see Note 2 of Notes to Financial Statements of Central in U.S. Concrete's IPO registration statement.

3. SUBSEQUENT BUSINESS COMBINATIONS

From October 1, 1999 through November 12, 1999, U.S. Concrete has acquired two additional operating businesses for approximately $15.3 million in cash and 550,000 shares of common stock.

4. SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income or loss per share:


                                                                                Three Months          Nine Months
                                                                           Ended September 30,    Ended September 30,
                                                                          --------------------   ---------------------
                                                                             1999       1998        1999       1998
                                                                          ---------   --------   ---------   ---------
Shares issued to Central's owners                                            3,120      3,120      3,120       3,120
Shares issued to owners of acquired businesses other than Central            6,155         --      2,782          --
Shares issued to the initial stockholders and certain management
    personnel of U.S. Concrete                                               2,853         --      1,688          --
Shares issued in the IPO                                                     4,370         --      1,972          --
                                                                            ------      -----      -----       -----
       Number of shares used in calculating basic
       net income per share                                                 16,498      3,120      9,562       3,120
Effect of shares issuable under stock options and
    warrants based on the treasury stock method                                 91         --         74          --
                                                                            ------      -----      -----       -----
       Number of shares used in calculating
       diluted net income per share                                         16,589      3,120      9,636       3,120
                                                                            ======      =====      =====       =====

5. LONG-TERM DEBT

A summary of long-term debt is as follows (dollars in thousands):


                                                                                        September 30,          December 31,
                                                                                            1999                   1998
                                                                                        -------------         --------------
   Secured revolving credit facility                                                      $ 32,050               $    --
   Notes payable to various financial institutions, secured by mixer trucks, maturing in varying amounts through May 2003,
         with interest ranging from 7.0% to 9.7%                                                --                 2,860
   Notes payable to various financial institutions, secured by various equipment and guaranteed by stockholders, maturing in varying amounts
         through September 2003, with interest ranging from 4.7% to 8.8%                        --                   670
   Other                                                                                       308                    --
                                                                                          --------               -------
                                                                                            32,358                 3,530
     Less:  current maturities                                                                (136)               (1,006)
                                                                                          --------               -------
   Long-term debt, net of current maturities                                              $ 32,222               $ 2,524
                                                                                          ========               =======

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

6. INCOME TAXES

Prior to their respective acquisitions, Central and certain other acquired businesses were S corporations and were not subject to federal income taxes. Effective with their acquisition they became C corporations subject to those taxes, and we have recorded an estimated deferred tax liability to provide for the Company's estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these corporations. For purposes of these consolidated financial statements, federal and previously inapplicable state income taxes have been provided for the post-acquisition periods.

7. SEGMENT REPORTING

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

Our pro forma combined statements of operations include pro forma adjustments to our selling, general and administrative expenses to reflect the reductions in salaries, bonuses and benefits to which owners of the businesses we have acquired agreed would take effect when we acquired them and the elimination of nonrecurring legal, accounting and other professional fees attributable to the acquisitions. Our pro forma combined statements of operations also reflect the substantial increase in income tax expense that will result from the conversion of certain businesses from S corporations into C corporations.

We expect that our integration of the businesses we have acquired will present opportunities to realize cost savings through the elimination of duplicative functions and the development of economies of scale. We believe that we should be able to:

    .    obtain greater discounts from suppliers;
    .    borrow at lower interest rates;
    .    consolidate insurance programs; and
    .    generate savings in other general and administrative areas.

We cannot currently quantify these savings and expect that various incremental costs will partially offset them. These incremental costs include those associated with:

    .    our corporate management;
    .    our being a public company; and
    .    our systems integration, upgrading and replacement.

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


                                           Three Months Ended September 30,            Nine Months Ended September 30,
                                          ----------------------------------          ---------------------------------
                                                1999             1998                          1999         1998
                                          ---------------- -----------------          -----------------  --------------
                                                                       (dollars in thousands)
Sales                                     $69,531     100.0%  $71,085  100.0%          $175,897   100.0%  $170,639   100.0%
Cost of goods sold                         55,016      79.1    56,489   79.5            139,442    79.3    137,149    80.4
                                          -------     -----   -------  -----           --------  ------    -------   -----
     Gross profit                          14,515      20.9    14,596   20.5             36,455    20.7     33,490    19.6
Selling, general and administrative
  expenses                                  3,444       5.0     4,972    7.0             13,536     7.7     13,571     8.0
Stock compensation charge                      --      --          --   --                2,880     1.6         --      --
Depreciation and amortization               1,483       2.1     1,461    2.0              4,384     2.5      4,384     2.5
                                          -------     -----   -------  -----           --------   -----   --------   -----
     Income from operations               $ 9,588      13.8%  $ 8,163   11.5%          $ 15,655     8.9%  $ 15,535     9.1%
                                          =======     =====   =======  =====           ========   =====   ========   =====

Sales

Sales decreased $1.6 million, or 2.2%, and increased $5.3 million, or 3.1%, for the three- and nine-month periods ended September 30, 1999, as compared with the same periods in 1998. The decrease in the three-month period was due to lower sales volumes, partially offset by higher average sales prices for ready-mixed concrete in the San Francisco Bay area. The increase in the nine-month period was due to higher average sales prices and increased sales of pre-cast products and building materials, partially offset by lower sales volumes in the San Francisco Bay area.

Gross Profit

Gross profit decreased $81,000, or 0.6%, and increased $3.0 million, or 8.9%, for the three- and nine-month periods ended September 30, 1999, as compared with the same periods in 1998. Gross margins increased from 20.5% in the three months ended September 30, 1998 to 20.9% in the three months ended September 30, 1999 and increased from 19.6% in the nine months ended September 30, 1998 to 20.7% in the nine months ended September 30, 1999, in each case primarily because of higher average sales prices and the strong marginal contribution from those increased prices attributable to the portion of our business that is of a fixed-cost nature.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.5 million, or 30.7%, and $35,000, or 0.3%, for the three- and nine-month periods ended September 30, 1999, as compared with the same periods in 1998, primarily due to expenses incurred during the 1998 periods by acquired businesses that have been discontinued subsequent to their acquisition by U.S. Concrete.

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


                                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                                 -----------------------------------    ---------------------------------
                                                      1999                1998              1999                1998
                                                 ----------------   ----------------    ----------------  ---------------
                                                                           (dollars in thousands)

Sales                                                $59,803  100.0%   $21,482  100.0%   $100,407  100.0%   $47,175   100.0%
Cost of goods sold                                    48,078   80.4     17,161   79.9      80,853   80.5     38,491    81.6
                                                     -------  -----    -------  -----    --------  -----    -------   -----
     Gross profit                                     11,725   19.6      4,321   20.1      19,554   19.5      8,684    18.4
Selling, general and administrative expenses           2,281    3.8      1,712    8.0       5,738    5.7      3,368     7.1
Stock compensation charge                                 --   --           --   --         2,880    2.9         --    --
Depreciation and amortization                          1,148    1.9        219    1.0       2,106    2.1        679     1.5
                                                     -------  -----    -------  -----    --------  -----    -------   -----
      Income from operations                         $ 8,296   13.9%   $ 2,390   11.1%   $  8,830    8.8%   $ 4,637     9.8%
                                                     =======  =====    =======  =====    ========  =====    =======   =====

Sales

Sales increased $38.3 million, or 178.4%, and $53.2 million, or 112.8%, for the three- and nine-month periods ended September 30, 1999, as compared with the same periods in 1998.

Gross Profit

Gross profit increased $7.4 million, or 171.4%, and $10.9 million, or 125.2%, for the three- and nine-month periods ended September 30, 1999, as compared with the same periods in 1998. Gross margins decreased from 20.1% in the three months ended September 30, 1998 to 19.6% in the three months ended September 30, 1999 and increased from 18.4% in the nine months ended September 30, 1998 to 19.5% in the nine months ended September 30, 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $569,000, or 33.3%, and $2.4 million, or 70.4%, for the three- and nine-month periods ended September 30, 1999, as compared with the same periods in 1998.

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

On May 28, 1999, U.S. Concrete entered into a $75 million secured revolving credit facility with a group of banks and borrowed approximately $22.7 million, principally to refinance outstanding indebtedness of its acquired businesses. At September 30, 1999, $32.1 million was outstanding under the facility.

The credit facility is a three-year revolving credit facility of up to $75.0 million, with a $5.0 million sublimit for letters of credit issued on our behalf, we may use for the following purposes:

    .    finance acquisitions;
    .    working capital; and
    .    for general corporate purposes.

Our subsidiaries have guaranteed the repayment of all amounts due under the facility, and we secured the facility with the capital stock and assets of our subsidiaries. The facility will:

    .    require the consent of the lenders for acquisitions;
    .    prohibit the payment of cash dividends by U.S. Concrete;
    .    restrict our ability to incur additional indebtedness; and
    .    require us to comply with stringent financial covenants.

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

Changes in working capital accounts and property, plant and equipment between December 31, 1998 and September 30, 1999 are driven primarily by the acquisitions of operating businesses.

YEAR 2000 COMPLIANCE

Many software applications, computer hardware and related equipment and systems that use embedded technology, such as microprocessors, rely on two digits rather than four to represent years in performing computations and decision-making functions. These programs, hardware items and systems may fail on January 1, 2000 or earlier because they misinterpret ``00'' as the year 1900 rather than 2000. These failures could have an adverse effect on us because of our direct dependence on our own applications, equipment and systems and our indirect dependence on those of third parties.

Our year 2000 program consists of the following phases:

    .    identifying all items that may be affected by the year 2000;
    .    investigating those items for year 2000 compliance;
    .    assessing the potential impact of year 2000 noncompliance;
    .    designing solutions for noncompliant items;
    . repairing and replacing any noncompliant items and testing those improvements; and
    .    contingency planning.

Each business we have acquired has assigned one or more individuals in its organization year 2000 responsibility. We have also assigned an individual overall year 2000 responsibility to track and coordinate the efforts of the individual companies. Although we are following the general steps we outlined above, we do not consider preparation and maintenance of formal inventories and risk rankings, detailed test plans and documentation of results necessary because of the small number of information technology systems each business uses.

Each business we have acquired has completed identification of its mission-critical information technology hardware and software, including business applications, operations software, service providers and product suppliers that may be affected by the year 2000. We have completed the process of identifying the potential impact of embedded technologies on the businesses.

We have contacted various third parties to obtain representations and assurances that their hardware, embedded technology systems and software which we use or will impact us are, or will be modified on a timely basis to be, year 2000 compliant. We identified approximately 50 third parties to be contacted, based on our identification of those persons as being either significant service providers or materials suppliers to our business. These third parties include banks, cement and aggregates suppliers, gas, electricity and water suppliers and telephone companies. All the third parties that have responded have stated that they are or expect to be year 2000 compliant by the end of 1999. We have completed this part of our program. To date, our costs associated with assessing and monitoring the progress of third parties in resolving their year 2000 issues have not been significant, and we do not expect to incur any material costs in the future relating to this aspect of our year 2000 program.

Most of the businesses we have acquired have completed the solution design phase of their efforts to determine whether noncompliant information hardware and software systems can be repaired or replaced.

As part of our consolidation of our businesses, we are replacing some of their financial and other systems in order to obtain internal consistency. Some systems we are replacing happen not to be year 2000 compliant, but we would replace them in all events this year and are not including the cost of their replacements as a part of our year 2000 program.

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

While we do not expect our worst-case year 2000 noncompliance scenarios to occur, possible effects of such scenarios include:

    .    loss of gas, electricity, water or phone service;
    .    failures or delays in the daily delivery of raw materials;
    .    equipment failures;
    .    an interruption in our ability to collect amounts due from customers;
         and
    .    loss of accurate accounting records.

Depending on the length of any noncompliance or system failure, any of these situations could have a material adverse impact on our ability to serve our customers in a timely manner and result in lost business and revenues or increased costs.

This disclosure is subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998 as a

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not purchased any futures contracts nor have we purchased or held any derivative financial instruments for trading purposes during the nine months ended September 30, 1999.

Our borrowings under our credit facility are subject to the risk that interest rates may increase. For example, a 10 percent increase in LIBOR (a benchmark on to which interest rates applicable to borrowings under the credit facility may be set) would have increased our pro forma consolidated interest by $67,000 for the quarter ended September 30, 1999 and $227,100 for the nine months ended September 30, 1999. We have not entered into any interest rate swaps or other hedging arrangements with respect to the interest obligations under the credit facility.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

(c)  Unregistered Sales of Securities.

During the quarter ended September 30, 1999, we issued 1,726,782 shares of our common stock as part of the consideration we paid to the former owners of four businesses we acquired in September 1999. We issued these shares without registration under the Securities Act in reliance on the exemption provided by
Section 4(2) of the Securities Act as transactions not involving any public offering. Each acquisition involved a limited number of owners."

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

3.1* -- Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg.
        No. 333-74855), Exhibit 3.1).

3.2* -- Bylaws of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.2).

4.1* -- Form of Certificate representing common stock (Form S-1 (Reg. No. 333-
        74855), Exhibit 4.1).

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

4.6* -- Credit Agreement, dated as of May 28, 1999, among U.S. Concrete, Inc., as Borrower, the Guarantors named therein and Chase Bank of Texas, National Association, NationsBank, N.A. (D/B/A Bank of America, N.A.), Bank One, Texas, NA, Credit Lyonaiss New York Branch and the other Lenders named therein (Form 10-Q for the quarter ended June 30, 1999, Exhibit 4.6).

4.7* -- First Amendment to Credit Agreement, dated as of June 30, 1999, among
        U.S. Concrete, Inc., as Borrower, the Guarantors named therein and Chase Bank of Texas, National Association, NationsBank, N.A. (D/B/A Bank of America, N.A.), Bank One, Texas, NA, Credit Lyonaiss New York Branch and the other Lenders named therein (Form 10-Q for the quarter ended June 30, 1999, Exhibit 4.7).

4.8 -- Second Amendment to Credit Agreement, dated as of July 31, 1999, among U.S. Concrete, Inc., as Borrower, the Guarantors named therein and Chase Bank of Texas, National Association, NationsBank, N.A. (D/B/A Bank of America, N.A.), Bank One, Texas, NA, Credit Lyonaiss New York Branch and the other Lenders named therein.

4.9 -- Third Amendment to Credit Agreement, dated as of August 31, 1999, among U.S. Concrete, Inc., as Borrower, the Guarantors named therein and Chase Bank of Texas, National Association, NationsBank, N.A. (D/B/A Bank of America, N.A.), Bank One, Texas, NA, Credit Lyonaiss New York Branch and the other Lenders named therein.

        U.S. Concrete and some of its subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of U.S. Concrete and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, U.S. Concrete agrees to furnish a copy of those instruments to the SEC on request.

27.1 -- Financial Data Schedule.


-------------------
* Incorporated by reference to the filing indicated.



(b)  Reports on Form 8-K.

    None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       U.S. CONCRETE, INC.




Dated:  November 12, 1999              /s/ MICHAEL W. HARLAN
                                       --------------------------------
                                       By: Michael W. Harlan
                                           Senior Vice President --
                                           Chief Financial Officer