Form 10-Q/A
period 1999-09-30
US CONCRETE INC
filed 2000-02-08
CIK 1073429

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                  -----------

(MARK ONE)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

    for the quarterly period ended September 30, 1999 or
                                   ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    for the transition period from  _______________ to ________________

Commission file number      1-12977
                       -----------------------------------------------------


                              U.S. CONCRETE, INC.
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

              Delaware                                       76-0586680
--------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

   1300 Post Oak Blvd., Suite 1220, Houston, Texas             77056
--------------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code:  (713) 499-6200
                                                            --------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

               Yes   X            No  _______
                   ------

  U.S. Concrete, Inc. had 18,633,609 shares of its Common Stock, par value $.001 per share, outstanding at February 7, 2000.

This Amendment No. 1 on Form 10-Q/A amends Item 1 of the Quarterly Report on Form 10-Q of U.S. Concrete, Inc. for the quarter ended September 30, 1999, to revise our previously reported balances for goodwill, accounts payable and accrued liabilities and retained earnings as reflected on our consolidated balance sheet as of September 30, 1999 and our consolidated statement of cash flows for the nine months ended September 30, 1999. This revision reflects an adjustment to record an additional liability for taxes and purchase price adjustments related to acquisitions. This revision has no impact on our previously reported historical or pro forma results of operations for any periods presented.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment No. 1 sets forth the complete text to Item 1 of Part I of our Form 10-Q for the quarter ended September 30, 1999, as amended.

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

                     U.S. CONCRETE, INC. AND SUBSIDIARIES
                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                           Three Months                                  Nine Months
                                                        Ended September 30,                          Ended September 30,
                                                  -------------------------------             -------------------------------
                                                       1999             1998                       1999             1998
                                                  -------------    --------------             -------------    --------------
Sales                                                   $69,531         $71,085                    $175,897         $170,639
Cost of goods sold                                       55,016          56,489                     139,442          137,149
                                                  -------------    --------------             -------------    --------------
  Gross profit                                           14,515          14,596                      36,455           33,490
Selling, general and administrative expenses              3,444           4,972                      13,536           13,571
Stock compensation charge                                    --              --                       2,880               --
Depreciation and amortization                             1,483           1,461                       4,384            4,384
                                                  -------------    --------------             -------------    --------------
  Income from operations                                  9,588           8,163                      15,655           15,535
Interest expense, net                                      (670)         (1,088)                     (2,271)          (3,263)
Other income, net                                           339             199                       1,256              455
                                                  -------------    --------------             -------------    --------------
  Income before income tax provision                      9,257           7,274                      14,640           12,727
Income tax provision                                      3,675           2,888                       6,910            5,053
                                                  -------------    --------------             -------------    --------------
  Net income                                            $ 5,582         $ 4,386                    $  7,730         $  7,674
                                                  =============    ==============             =============    ==============

Net income per share:
  Basic                                                 $  0.31         $  0.24                    $   0.43         $   0.43
                                                  =============    ==============             =============    ==============
  Diluted                                               $  0.31         $  0.24                    $   0.43         $   0.43
                                                  =============    ==============             =============    ==============

Number of shares used in calculating net income
 per share:
  Basic                                                  17,945          17,945                      17,945           17,945
                                                  =============    ==============             =============    ==============
  Diluted                                                18,036          17,945                      18,018           17,945
                                                  =============    ==============             =============    ==============

    The accompanying notes are an integral part of these pro forma combined financial statements.

                     U.S. CONCRETE, INC. AND SUBSIDIARIES
             NOTES TO PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                                  (unaudited)

1. SHARES USED IN COMPUTING PRO FORMA NET INCOME PER SHARE

The following table summarizes the number of shares (in thousands) of common stock used in calculating pro forma net income per share:

                                                                  Three Months                  Nine Months
                                                              Ended September 30,            Ended September 30,
                                                         ----------------------------    ----------------------------
                                                             1999            1998            1999            1998
                                                         -------------   ------------    -------------   ------------
Shares issued to Central's owners                            3,120             3,120           3,120           3,120
Shares issued to owners of acquired businesses
 other than Central                                          7,602             7,602           7,602           7,602

Shares issued to the initial stockholders and
 certain management personnel of U.S. Concrete               2,853             2,853           2,853           2,853

Shares issued in the IPO                                     4,370             4,370           4,370           4,370
                                                         -------------   ------------    -------------   ------------
    Number of shares used in calculating basic net
     income per share                                       17,945            17,945          17,945          17,945

Effect of shares issuable under stock options and
 warrants based on the treasury stock method                    91                --              73              --
                                                         -------------   ------------    -------------   ------------
    Number of shares used in calculating diluted
     net income per share                                   18,036            17,945          18,018          17,945
                                                         =============   ============    =============   ============

                     U.S. CONCRETE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                         September 30,              December 31,
                                                                                              1999                      1998
                                                                                    ---------------------      ---------------------
                                                                                          (unaudited)
                                             ASSETS
Current assets:
     Cash and cash equivalents                                                              $  5,994                    $ 4,213
        Trade accounts receivable, net                                                        40,192                      7,641
        Receivables from related parties                                                       1,658                      2,712
        Inventories                                                                            3,408                        792
        Prepaid expenses                                                                       2,333                        833
        Deferred tax asset                                                                       157                         --
        Other current assets                                                                     833                        156
                                                                                    ---------------------      ---------------------
           Total current assets                                                               54,575                     16,347
                                                                                    ---------------------      ---------------------

Property, plant and equipment, net                                                            49,079                      9,138
Goodwill, net                                                                                 74,555                         --
Cash surrender value of life insurance                                                            --                      1,155
Other assets                                                                                   1,007                         --
                                                                                    ---------------------      ---------------------
           Total assets                                                                     $179,216                    $26,640
                                                                                    =====================      =====================

                                         LIABILITIES AND
                                       STOCKHOLDERS' EQUITY

Current liabilities:
        Current maturities of long-term debt                                                $    136                    $ 1,006
        Accounts payable and accrued liabilities                                              36,881                      7,910
                                                                                    ---------------------      ---------------------
           Total current liabilities                                                          37,017                      8,916
                                                                                    ---------------------      ---------------------

Long-term debt, net of current maturities                                                     32,222                      2,524
Deferred income taxes                                                                          6,704                         46
                                                                                    ---------------------      ---------------------
           Total liabilities                                                                  75,943                     11,486
                                                                                    ---------------------      ---------------------

Stockholders' equity
  Common stock                                                                                    18                         70
        Additional paid-in capital                                                           101,082                        554
        Retained earnings                                                                      2,173                     14,530
                                                                                    ---------------------      ---------------------
           Total stockholders' equity                                                        103,273                     15,154
                                                                                    ---------------------      ---------------------
           Total liabilities and stockholders' equity                                       $179,216                    $26,640
                                                                                    =====================      =====================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                          Three Months                            Nine Months
                                                       Ended September 30,                     Ended September 30,
                                                --------------------------------        --------------------------------
                                                     1999              1998                  1999              1998
                                                --------------    --------------        --------------    --------------
Sales                                               $59,803            $21,482              $100,407           $47,175
Cost of goods sold                                   48,078             17,161                80,853            38,491
                                                --------------    --------------        --------------    --------------
  Gross profit                                       11,725              4,321                19,554             8,684
Selling, general and administrative expenses          2,281              1,712                 5,738             3,368
Stock compensation charge                                --                 --                 2,880                --
Depreciation and amortization                         1,148                219                 2,106               679
                                                --------------    --------------        --------------    --------------
  Income from operations                              8,296              2,390                 8,830             4,637
Interest expense, net                                  (463)               (35)                 (742)              (12)
Other income, net                                       292                 22                   626                50
                                                --------------    --------------        --------------    --------------
  Income before income tax provision                  8,125              2,377                 8,714             4,675
Income tax provision                                  3,212                 37                 4,854                68
                                                --------------    --------------        --------------    --------------
  Net income                                        $ 4,913            $ 2,340              $  3,860           $ 4,607
                                                ==============    ==============        ==============    ==============
Net income per share:
  Basic                                             $  0.30            $  0.75              $   0.40           $  1.48
                                                ==============    ==============        ==============    ==============
  Diluted                                           $  0.30            $  0.75              $   0.40           $  1.48
                                                ==============    ==============        ==============    ==============

Number of shares used in calculating net income
 per share:
  Basic                                              16,498              3,120                 9,562             3,120
                                                ==============    ==============        ==============    ==============
  Diluted                                            16,589              3,120                 9,636             3,120
                                                ==============    ==============        ==============    ==============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                                     Nine Months
                                                                                                 Ended September 30,
                                                                                      ---------------------------------------
                                                                                              1999                  1998
                                                                                      -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                   $  3,860               $ 4,607
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                               2,106                   679
      Net gain on sale of property, plant and equipment                                            (217)                   13
      Deferred income tax provision                                                                 924                    --
      Change in allowance for doubtful accounts                                                     242                    16
      Stock compensation charge                                                                   2,880                    --
      Changes in assets and liabilities, excluding effects of acquisitions:
      Trade accounts receivable                                                                  (9,322)               (1,853)
      Prepaid expenses and other current assets                                                  (1,608)                  154
      Accounts payable and accrued liabilities                                                    9,108                 2,961
                                                                                       -----------------     -----------------
        Net cash provided by operating activities                                                 7,973                 6,577
                                                                                       -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                     (2,847)               (2,860)
  Payments for acquisitions accounted for as purchases, net of cash received of
   $10,078                                                                                      (55,661)                   --
  Proceeds from disposals of property, plant and equipment                                        2,330                    14
  Increase in cash surrender value of life insurance                                                 --                  (106)
                                                                                       -----------------     -----------------
        Net cash used in investing activities                                                   (56,178)               (2,952)
                                                                                       -----------------     -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                       32,148                 1,857
  Repayments of borrowings                                                                       (3,501)                 (706)
  Proceeds from issuances of common stock                                                        32,512                    --
  Cash paid related to common stock issuance costs                                               (3,459)                   --
  Distributions to stockholders                                                                  (7,714)               (1,801)
                                                                                       -----------------     -----------------
        Net cash provided by (used in) financing activities                                      49,986                  (650)
                                                                                       -----------------     -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         1,781                 2,975

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  4,213                 1,945

                                                                                       -----------------     -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $  5,994               $ 4,920
                                                                                       =================     =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                                     $    705               $   262
  Cash paid during the period for income taxes                                                 $    370               $    --

NONCASH FINANCING ACTIVITY:
  Distribution of cash surrender value of life insurance to stockholder                        $  1,155               $    --

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

4. SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating net income or loss per share:

                                                                  Three Months                   Nine Months
                                                              Ended September 30,            Ended September 30,
                                                         ----------------------------     -------------------------
                                                              1999           1998            1999           1998
                                                         -------------   ------------     ----------    -----------
Shares issued to Central's owners                             3,120            3,120        3,120          3,120
Shares issued to owners of acquired businesses
 other than Central                                           6,155               --        2,782             --
Shares issued to the initial stockholders and
 certain management personnel of U.S. Concrete                2,853               --        1,688             --
Shares issued in the IPO                                      4,370               --        1,972             --
                                                         -------------   ------------     ----------    -----------
    Number of shares used in calculating basic net
     income per share                                        16,498            3,120        9,562          3,120
Effect of shares issuable under stock options and
 warrants based on the treasury stock method                     91               --           74             --
                                                         -------------   ------------     ----------    -----------
    Number of shares used in calculating diluted
     net income per share                                    16,589            3,120        9,636          3,120
                                                          =============   ============     ==========    ===========

5. LONG-TERM DEBT

A summary of long-term debt is as follows (dollars in thousands):

                                                                               September 30,             December 31,
                                                                                   1999                      1998
                                                                          --------------------      -------------------
     Secured revolving credit facility                                                 $32,050        $         --
     Notes payable to various financial institutions, secured by mixer trucks, maturing in varying amounts through May 2003, with interest
      ranging from 7.0% to 9.7%                                                             --                    2,860
     Notes payable to various financial institutions, secured by various equipment and guaranteed by stockholders, maturing in varying amounts through September 2003, with interest ranging from 4.7% to
      8.8%                                                                                  --                      670
     Other                                                                                 308                       --
                                                                          --------------------      -------------------
                                                                                        32,358                    3,530
       Less:  current maturities                                                          (136)                  (1,006)
                                                                          --------------------      -------------------
     Long-term debt, net of current maturities                                         $32,222                  $ 2,524
                                                                          ====================      ===================

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

                                                 U.S. CONCRETE, INC.



Dated:  February 7, 2000                     /s/ MICHAEL W. HARLAN
                                            ---------------------------------
                                            By: Michael W. Harlan
                                                Senior Vice President --
                                                Chief Financial Officer