Form 10-K
period 1999-12-31
US CONCRETE INC
filed 2000-03-30
CIK 1073429

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark one) [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1999

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
                For the transition period from           to

                        Commission File Number 1-12977

                             U. S. CONCRETE, INC.
            (Exact Name of Registrant as Specified in its Charter)

                      Delaware                                 76-0586680
            (State or Other Jurisdiction                    (I.R.S. Employer
         of Incorporation or Organization)                 Identification No.)

          1300 Post Oak Blvd., Suite 1220                         77056
                   Houston, Texas                              (Zip Code)
      (Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (713) 499-6200

          Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
        None                                      Not applicable

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                               (Title of class)

                      Rights to Purchase Series A Junior
                         Participating Preferred Stock
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 24, 2000, there were 21,252,430 shares of common stock, par value $.001 per share, of the Registrant issued and outstanding, 12,004,771 of which, having an aggregate market value of $76.5 million, based on the closing price per share of the common stock of the Registrant reported on The Nasdaq Stock Market(R) on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement related to the Registrant's 2000 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                  PART I
 Items 1 and 2. Business and Properties.................................    1
                Cautionary Statement Concerning Forward-looking
                Statements..............................................   11
 Item 3.        Legal Proceedings.......................................   12
 Item 4.        Submission of Matters to a Vote of Security Holders.....   12
                                 PART II
 Item 5.        Market for Registrant's Common Equity and Related
                Stockholder Matters.....................................   13
 Item 6.        Selected Financial Data.................................   13
 Item 7.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................   14
 Item 7A.       Quantitative and Qualitative Disclosures About Market
                Risk....................................................   19
 Item 8.        Financial Statements and Supplementary Data.............   19
 Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................   37
                                 PART III
 Item 10.       Directors and Executive Officers of the Registrant......   37
 Item 11.       Executive Compensation..................................   37
 Item 12.       Security Ownership of Certain Beneficial Owners and
                Management..............................................   37
 Item 13.       Certain Relationships and Related Transactions..........   37
                                 PART IV
 Item 14.       Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K................................................   37

Statements we make in this Annual Report on Form 10-K which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading "Cautionary Statement Concerning Forward-Looking Statements" following Items 1 and 2 of Part I of this report.

                                    PART I

Items 1 and 2. Business and Properties

General

  U.S. Concrete provides ready-mixed concrete and related products and services to the construction industry in several major markets in the United States. As of March 24, 2000, we have 59 operating plants producing over 4.5 million cubic yards of concrete annually. Our operations consist principally of formulating, preparing, delivering and placing ready-mixed concrete at the job sites of our customers. We provide services intended to reduce our customers' overall construction costs by lowering the installed, or "in-place," cost of concrete. These services include the formulation of new mixtures for specific design uses, on-site and lab-based product quality control and delivery programs we configure to meet our customers' needs.

  We completed our initial public offering in May 1999. At the same time, we acquired six ready-mixed concrete and related businesses and began operating 26 concrete plants in three major markets in the United States. Since our IPO and through March 24, 2000, we have acquired an additional 11 ready-mixed concrete and related businesses, operating an additional 33 concrete plants, in five additional major markets in the United States.

  To increase our geographic diversification and expand the scope of our operations, we seek to acquire businesses operating under quality management teams in growing markets. Our acquisition strategy has two primary objectives. In a new market, we target one or more companies that can serve as platform businesses into which we can integrate other concrete operations. In markets where we have existing operations and seek to increase our market penetration, we pursue tuck-in acquisitions.

Industry Overview

  Annual usage of ready-mixed concrete in the United States is currently at a record level. According to the National Ready-Mixed Concrete Association, total sales from production and delivery of ready-mixed concrete in the United States grew over the past three years as follows:

      Year                                                             Sales
      ----                                                          ------------
                                                                    ($ millions)
      1997.........................................................   $21,183
      1998.........................................................    23,672
      1999.........................................................    25,812

Also according to this industry association, the four major segments of the construction industry accounted for the following approximate percentages of total sales of ready-mixed concrete in the United States in 1999:

      Commercial and industrial construction...............................  28%
      Residential construction.............................................  23%
      Street and highway construction and paving...........................  30%
      Other public works and infrastructure construction...................  19%
                                                                            ---
          Total............................................................ 100%
                                                                            ===

  Ready-mixed concrete is a versatile, low-cost manufactured material the construction industry uses in substantially all its projects. It is a stone-like compound that results from combining fine and coarse aggregates, such as sand, gravel and crushed stone, with water, various admixtures and cement. Ready-mixed concrete can be manufactured in thousands of variations which in each instance may reflect a specific design use. Manufacturers of ready-mixed concrete generally maintain less than one day's requirements of raw materials and must coordinate their daily material purchases with the time-sensitive delivery requirements of their customers.


-------------------------------------------------------------------------------
                                       1

  Ready-mixed concrete begins to harden when mixed and generally becomes difficult to place within 60 to 90 minutes after mixing. This characteristic generally limits the market for a permanently installed plant to an area within a 25-mile radius of its location. Concrete manufacturers produce ready-mixed concrete in batches at their plants and use mixer and other trucks to distribute and place it at the job sites of their customers. These manufacturers generally do not provide paving or other finishing services construction contractors or subcontractors typically perform.

  Manufacturers generally obtain contracts through local sales and marketing efforts they direct at general contractors, developers and home builders. As a result, local relationships are very important.

  On the basis of information the National Ready-Mixed Concrete Association has provided to us, we estimate that, in addition to vertically integrated manufacturers of cement and ready-mixed concrete, more than 3,500 independent producers currently operate a total of approximately 5,300 plants in the United States. Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service. We believe, on the basis of available market information, that the typical ready-mixed concrete company is family-owned and has limited access to capital, limited financial and technical expertise and limited exit strategies for its owners. Given these operating constraints, we believe many ready-mixed concrete companies are finding it difficult to both grow their businesses and compete effectively against larger, more cost-efficient and technically capable competitors. We believe these characteristics in our highly fragmented industry present growth opportunities for a company with a focused acquisition program and access to capital.

  Barriers to the start-up of a new ready-mixed concrete manufacturing operation historically have been low. In recent years, however, public concerns about the dust, noise and heavy mixer and other truck traffic associated with the operation of ready-mixed concrete plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the substantial capital investment start-up operations entail, have raised the barriers to entry for those operations.

 Significant Factors Impacting the Market for Ready-Mixed Concrete

  On the basis of available industry information, we believe that between 1996 and 1999 ready-mixed concrete sales as a percentage of total construction expenditures in the United States increased 8.3%. In addition to favorable trends in the overall economy of the United States, we believe three significant factors have been expanding the market for ready-mixed concrete in particular:

  . the increased level of industry-wide promotional and marketing activities;

  .  the development of new and innovative uses for ready-mixed concrete; and

  .  the enactment of the federal legislation commonly called TEA-21.

  Industry-wide Promotional and Marketing Activities. We believe industry participants have only in recent years focused on and benefited from promotional activities to increase the industry's share of street and highway and residential construction expenditures. Many of these promotional efforts resulted from an industry-wide initiative called RMC 2000, a program established in 1993 under the leadership of our chief executive officer, Eugene
P. Martineau. The National Ready-Mixed Concrete Association, the industry's largest trade organization, has adopted this program. Its principal goals have been to (1) promote ready-mixed concrete as a building and paving material and
(2) improve the overall image of the ready-mixed concrete industry. We believe RMC 2000 has been a catalyst for increased investment in the promotion of concrete.

  Development of New and Innovative Ready-mixed Concrete Products. Ready-mixed concrete has many attributes that make it a highly versatile construction material. In recent years, industry participants have developed various product innovations, including:

  . concrete housing;

  . pre-cast modular paving stones;

--------------------------------------------------------------------------------
                                       2

  . pre-stressed concrete railroad ties to replace wood ties;

  . continuous-slab rail-support systems for rapid transit and heavy-traffic intricate rail lines; and

  . concrete bridges, tunnels and other structures for rapid transit systems.

Other examples of successful innovations that have opened new markets for ready-mixed concrete include:

  . highway median barriers;

  . highway sound barriers;

  . paved shoulders to replace less permanent and increasingly costly asphalt shoulders;

  . parking lots providing a long-lasting and aesthetically pleasing urban environment; and

  . colored pavements to mark entrance and exit ramps and lanes of expressways.

  Impact of TEA-21. The Federal Transportation Equity Act for the 21st Century, commonly called TEA-21, is the largest public works funding bill in the history of the United States. It became effective in June 1998 and provides a $218 billion budget for federal highway, transit and safety spending for the six-year period from 1998 through 2003. This represents a 43% increase over the funding levels similar federal funding programs authorized for the 1992-1997 period. Although road and highway construction and paving accounted for only 17% of our pro forma 1999 sales, we believe we should benefit from the impact we expect TEA-21 will have on the overall demand for ready-mixed concrete in the United States.

Our Business Strategy

  Our objective is to continue expanding the geographic scope of our operations and become the leading value-added provider of ready-mixed concrete and related products and services in each of our markets. We plan to achieve this objective by (1) continuing to make acquisitions and (2) continuing to implement our national operating strategy aimed at increasing revenue growth and market share, achieving cost efficiencies and enhancing profitability.

  Growth Through Acquisitions. The significant costs and regulatory requirements involved in building new plants make acquisitions an important element of our growth strategy. Our acquisition program targets opportunities for (1) expansion in our existing markets and (2) entering new geographic markets in the United States.

  . Expanding in Existing Markets. We seek to continue acquiring other well-established companies operating in our existing markets in order to expand our market penetration. We have acquired operating companies in Northern California, Michigan, North Texas, Memphis/Northern Mississippi and the Washington, D.C. area following our initial entry into these markets. By expanding in existing markets through acquisitions, we expect to continue realizing various operating synergies, including:

    .  increased market coverage;

    . improved utilization and range of mixer trucks because of access to additional plants;

    .  customer cross-selling opportunities; and

    .  reduced operating and overhead costs.

  . Entering New Geographic Markets. We seek to continue entering new geographic markets that have a balanced mix of residential, commercial, industrial and public sector concrete consumption and have demonstrated adequate sustainable demand and prospects for growth. In each new market we enter, we target for acquisition one or more leading local or regional ready-mixed concrete companies that can serve as platform businesses into which we can consolidate other ready-mixed concrete operations. Important criteria for these acquisition candidates include historically successful operating results, established customer relationships and superior operational management personnel, whom we generally will seek to retain. Since our formation in May 1999, we have entered into new geographic markets in San Diego, North Texas/Southwest Oklahoma, Memphis/Northern Mississippi, Knoxville and Michigan.

-------------------------------------------------------------------------------
                                       3

  Implementation of National Operating Strategy. We designed our national operating strategy (1) to increase revenues and market share through improved marketing and sales initiatives and enhanced operations and (2) to achieve cost efficiencies.

  . Improving Marketing and Sales Initiatives and Enhancing Operations. Our basic operating strategy emphasizes the sale of value-added product to customers who are more focused on reducing their installed, or in-place, concrete costs than on the price per cubic yard of the ready-mixed concrete they purchase. Key elements of our service-oriented strategy include:

    . providing corporate-level marketing and sales expertise;

    . establishing company-wide quality control improvements;

    . continuing to develop and implement training programs that emphasize successful marketing, sales and training techniques and the sale of high-margin concrete mix designs; and

    . investing in computer and communications technology at each of our locations to improve communications, purchasing, accounting, load dispatch, delivery efficiency, reliability, truck tracking and customer relations.

  . Achieving Cost Efficiencies. We expect to reduce the total operating expenses of the businesses we acquire by eliminating duplicative administrative functions and consolidating other functions each business performed separately prior to its acquisition. In addition, we believe that, as we continue to increase in size, we should continue experiencing reduced costs as a percentage of net sales compared to those of the individual businesses we acquire in such areas as:

    .  materials procurement;

    .  purchases of mixer trucks and other equipment, spare parts and tools;

    .  vehicle and equipment maintenance;

    .  employee benefit plans; and

    .  insurance and other risk management programs.

Products and Services

  Ready-Mixed Concrete. Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in unhardened plastic states for placement and shaping into their designed forms. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency under the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers' overall construction costs by lowering the installed, or in-place, cost of concrete.

  From a contractor's perspective, the in-place cost of concrete includes both the amount paid to the ready-mixed concrete manufacturer and the internal costs associated with the labor and equipment the contractor provides. A contractor's unit cost of concrete is often only a small component of the total in-place cost that takes into account all the labor and equipment costs required to place and finish the ready-mixed concrete, including the cost of additional labor and time lost as a result of substandard products or delivery delays. By carefully designing proper mixes and using advances in mixing technology, we can assist our customers in reducing the amount of reinforcing steel and labor they will require in various applications.

-------------------------------------------------------------------------------

  We provide a variety of services in connection with our sale of ready-mixed concrete which can help reduce our customers' in-place cost of concrete. These services include:

  . production of new formulations and alternative product recommendations that reduce labor and materials costs;

  . quality control, through automated production and laboratory testing, that ensures consistent results and minimizes the need to correct completed work;

  . automated scheduling and tracking systems that ensure timely delivery and reduce the downtime incurred by the customer's finishing crew; and

  . innovative pricing discounts that are designed to minimize the time the customer keeps our trucks on site, thereby resulting in a lower price to the customer as well as a more efficient use of the customer's crews and equipment.

  We produce ready-mixed concrete by combining the desired type of cement, sand, gravel and crushed stone with water and typically one or more admixtures. These admixtures, such as chemicals, minerals and fibers, determine the usefulness of the product for particular applications.

  We use a variety of chemical admixtures to achieve one or more of five basic purposes:

  . relieve internal pressure and increase resistance to cracking in subfreezing weather;

  . retard the hardening process to make concrete more workable in hot weather;

  .  strengthen concrete by reducing its water content;

  . accelerate the hardening process and reduce the time required for curing; and

  .  facilitate the placement of concrete having a low water content.

  We frequently use various mineral admixtures as supplementary cementing materials to alter the permeability, strength and other properties of concrete. These materials include fly ash, ground granulated blast-furnace slag and silica fume.

  We also use fibers, such as steel, glass and synthetic and carbon filaments, as an additive in various formulations of concrete. Fibers help to control shrinkage cracking, thus reducing permeability and improving abrasion resistance. In many applications, fibers replace welded steel wire and reinforcing bars. Relative to the other components of ready-mixed concrete, these additives generate comparatively high margins.

  Our ready-mixed concrete operations comprised 90% of our pro forma 1999 revenues.

  Pre-Cast Concrete. We produce pre-cast concrete products at our Pleasanton, Santa Rosa and San Diego, California plants. Our pre-cast concrete products consist of ready-mixed concrete we produce and then pour into molds at the plant site. These operations produce a wide variety of specialized finished products, including specialty engineered structures, custom signage and curb inlets. After the concrete sets, we strip the molds from the products and ship the finished product to our customers. Because these products are not perishable, pre-cast concrete plants can serve a much larger market than ready-mixed concrete plants.

  Our pre-cast operations comprised 6.5% of our pro forma 1999 revenues.

  Building Materials. Our building materials operations supply various materials, products and tools contractors use in the concrete construction industry. These materials include rebar, wire mesh, color additives, curing compounds, grouts, wooden forms, hard hats, rubber boots, gloves, trowels, lime slurry used to stabilize foundations and numerous other items. Our building materials operations are generally located near our ready-mixed concrete operations.

  Our building materials operations comprised 3.5% of our pro forma 1999 revenues.


-------------------------------------------------------------------------------
                                       5

Operations

  The businesses we have acquired have made substantial capital investments in equipment, systems and personnel at their respective plants to facilitate continuous multi-customer deliveries of highly perishable products. In any given market, we may maintain a number of plants whose production we centrally coordinate to meet customer production requirements. We must be able to adapt constantly to continually changing delivery schedules.

  Our ready-mixed concrete plants consist of permanent and mobile facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant operations use our 59 permanent plant facilities to produce ready-mixed concrete that we transport to job sites by mixer trucks. Our on-site mobile plant operations deploy our eight mobile-plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck. Several factors govern the choice of plant type, including:

  .  capital availability;

  .  production consistency requirements;

  .  daily production capacity requirements; and

  .  job-site location.

  A wet batch plant generally costs more, but yields greater consistency in the concrete produced and has greater daily production capacity, than a dry batch plant. We believe that a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million. At March 24, 2000, we operated 12 wet batch plants and 47 dry batch plants.

  The market primarily will drive our future plant decisions. The relevant market factors include:

  . the expected production demand for the plant;

  . the expected types of projects the plant will service; and

  . the desired location of the plant.

Generally, plants intended primarily to serve high-volume, commercial or public works projects will be wet batch plants, while plants intended primarily to serve low-volume, residential construction projects will be dry batch plants. From time to time, we also may use portable plants, which include both wet batch and dry batch facilities, to service large, long-term jobs and jobs in remote locations.

  The batch operator in a dry batch plant simultaneously loads the dry components of stone, sand and cement with water and admixtures in a mixer truck that begins the mixing process during loading and completes that process while driving to the job site. In a wet batch plant, the batch operator blends the dry components and water in a plant mixer from which he loads the already mixed concrete into the mixer truck, which leaves for the job site promptly after loading.

  Mixer trucks slowly rotate their loads on route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of nine cubic yards, or approximately 18 tons, and a useful life of 12 years. Depending upon the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks will require refurbishment after three to nine years. A new truck of this size currently costs approximately $125,000. At March 24, 2000, we operated a fleet of approximately 720 mixer trucks.

  In our manufacture and delivery of ready-mixed concrete, we emphasize quality control, pre-job planning, customer service and coordination of supplies and delivery. We often obtain purchase orders for ready-mixed concrete months in advance of actual delivery to a job site. A typical order contains various specifications the contractor requires the concrete to meet. After receiving the specifications for a particular job, we use computer modeling, industry information and information from previous similar jobs to formulate a variety of mixtures of cement, aggregates, water and admixtures which meet or exceed the contractor's specifications. We perform testing to determine which mix design is most appropriate to meet the required specifications. The test results enable us to select the mixture that has the lowest cost and meets or exceeds the job specifications. The testing center creates and

-------------------------------------------------------------------------------
                                       6
maintains a project file that details the mixture we will use when we produce the concrete for the job. For quality control purposes, the testing center also is responsible for maintaining batch samples of concrete we have delivered to a job site.

  We use computer modeling to prepare bids for particular jobs based on the size of the job, location, desired margin, cost of raw materials and the design mixture identified in our testing process. If the job is large enough, we obtain quotes from our suppliers as to the cost of raw materials we use in preparing the bid. Once we obtain a quotation from our suppliers, the price of the raw materials for the specified job is informally established. Several months may elapse from the time a contractor has accepted our bid until actual delivery of the ready-mixed concrete begins. During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job's specifications in order to coordinate the multi-sourced purchases of cement and other materials we will need to fill the job order and meet the contractor's delivery requirements. We confirm that our customers are ready to take delivery of manufactured product throughout the placement process. On any given day, a particular plant may have production orders for dozens of customers at various locations throughout its area of operation. To fill an order:

  . the dispatch office coordinates the timing and delivery of the concrete to the job site;

  . a load operator supervises and coordinates the receipt of the necessary raw materials and operates the hopper that dispenses those materials into the appropriate storage bins;

  . a batch operator prepares the specified mixture from the order and oversees the loading of the mixer truck with either dry ingredients and water in a dry batch plant or the already-mixed concrete in a wet batch plant; and

  . the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.

  The central dispatch system tracks the status of each mixer truck as to whether a particular truck is:

  .  loading concrete;

  .  in route to a particular job site;

  .  on the job site;

  .  discharging concrete;

  .  being washed; or

  .  in route to a particular plant.

  The system is updated continuously via signals received from the individual truck operators as to their status. In this manner, the dispatcher can determine the optimal routing and timing of subsequent deliveries by each mixer truck and monitor the performance of each driver.

  A plant manager oversees the operation of each plant. Our employees also include:

  . maintenance personnel who perform routine maintenance work throughout our plants;

  . a full-time staff of mechanics who perform substantially all the maintenance and repair work on our vehicles;

  . testing center staff who prepare mixtures for particular job specifications and maintain quality control;

  .  various clerical personnel who perform administrative tasks; and

  . sales personnel who are responsible for identifying potential customers and maintaining existing customer relationships.

-------------------------------------------------------------------------------
                                       7

We generally operate on a single shift with some overtime operation during the construction season. On occasion, however, we may have projects that require deliveries around the clock.

Cement and Raw Materials

  We obtain most of the materials necessary to manufacture ready-mixed concrete at each of our facilities on a daily basis. These raw materials include cement, which is a manufactured product, stone, gravel and sand. Each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for one day or less. Cement represents the highest cost material used in manufacturing a cubic yard of ready-mixed concrete, while the combined cost of the stone, gravel and sand used is slightly less than the cement cost. In each of our markets, we purchase each of these materials from any one of several suppliers.

Sales and Marketing

  General contractors typically select their suppliers of ready-mixed concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly if the concrete has complicated design specifications. In those projects and in government-funded projects generally, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or competitive bidding. We believe the purchasing decision in many cases ultimately is relationship-based. Our marketing efforts target general contractors, design engineers and architects whose focus extends beyond the price of ready-mixed concrete to product quality and consistency and reducing their in-place cost of concrete.

Customers

  Of our pro forma 1999 sales, we made approximately 43% to commercial and industrial construction contractors, approximately 35% to residential construction contractors, approximately 17% to street and highway construction contractors and approximately 5% to other public works and infrastructure contractors. In 1999, no single customer or project accounted for more than 8% of our total sales.

  We rely heavily on repeat customers. Our management and dedicated sales personnel are responsible for developing and maintaining successful long-term relationships with key customers. We believe that by expanding our operations into more geographic markets, we will be in a better position to market to and service large nationwide and regional contractors.

Training and Safety

  Our future success will depend, in part, on the extent to which we can attract, retain and motivate qualified employees. We believe that our ability to do so will depend on the quality of our recruiting, training, compensation and benefits, the opportunities we afford for advancement and our safety record. Historically, we have supported and funded continuing education programs for our employees. We intend to continue and expand these programs. We require all field employees to attend periodic safety training meetings and all drivers to participate in training seminars followed by certification testing. The responsibilities of our national safety director include managing and executing a unified, company-wide safety program.

Competition

  The ready-mixed concrete industry is highly competitive. Our competitive position in a market depends largely on the location and operating costs of our ready-mixed concrete plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service as well as price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources to build plants in new areas or pay for acquisitions also have competitive advantages over us.

-------------------------------------------------------------------------------
                                       8

Employees

  At March 24, 2000, we had approximately 239 salaried employees, including executive officers, management personnel, sales personnel, technical personnel, administrative staff and clerical personnel, and approximately 1,137 hourly personnel generally employed on an as-needed basis, including 801 truck drivers. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

  At March 24, 2000, approximately 635 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis. Under these agreements, we pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

  None of the businesses we have acquired has experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are satisfactory.

Facilities and Equipment

  At March 24, 2000, we operated a fleet of approximately 720 owned and leased mixer trucks and 323 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles are generally well maintained and adequate for our operations. The average age of the mixer trucks is approximately 7.3 years.

  We operated 67 fixed-plant facilities and eight onsite mobile-plant facilities at March 24, 2000. We believe that these facilities are sufficient for our immediate needs. The table below summarizes operations at our fixed-plant facilities at March 24, 2000. The ready-mixed volumes in the table represent the pro forma 1999 volumes produced by each location.

                                                          Ready-Mixed
                                                            Volume
                                              Building   (in thousands
        Location         Ready-Mixed Pre-Cast Materials of cubic yards)
------------------------ ----------- -------- --------- ---------------
Northern California.....      20         2         3         2,102
North Texas/Southwest
 Oklahoma...............      14        --         2           773
Washington, D.C. area...       4        --        --           476
Michigan................       7        --        --           392
Memphis/Northern
 Mississippi............       6        --        --           357
Knoxville...............       3        --        --           215
New Jersey..............       5        --        --           211
San Diego...............      --         1        --            --
                             ---       ---       ---         -----
                              59         3         5         4,526
                             ===       ===       ===         =====

The information above includes the following locations we purchased between January 1, 2000 and March 24, 2000:

                                                          Ready-Mixed
                                                            Volume
                                              Building   (in thousands
        Location         Ready-Mixed Pre-Cast Materials of cubic yards)
------------------------ ----------- -------- --------- ---------------
North Texas/Southwest
 Oklahoma...............      14        --         2           773
Michigan................       4        --        --           147
                             ---       ---       ---         -----
                              18        --         2           920
                             ===       ===       ===         =====

-------------------------------------------------------------------------------
                                       9

Governmental Regulation and Environmental Matters

  A wide range of federal, state and local laws apply to our operations, including such matters as:

  .  land usage;

  .  street and highway usage;

  .  noise levels; and

  .  health, safety and environmental matters.

  In many instances, we must have certificates, permits or licenses to conduct our business. Failure to maintain required certificates, permits or licenses or to comply with applicable laws could result in substantial fines or possible revocation of our authority to conduct some of our operations. Delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failures to obtain new certificates, permits or licenses, could impede the implementation of our acquisition program.

  Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. Environmental laws are complex and subject to frequent change. These laws impose strict liability in some cases without regard to negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also may expose us to liability for the conduct of or conditions caused by others, or for acts which complied with all applicable laws when performed. We have conducted Phase I investigations to assess environmental conditions on substantially all the real properties we own or lease and have engaged independent environmental consulting firms in that connection. We have not identified any environmental concerns we believe are likely to have a material adverse effect on our business, financial condition or results of operations, but you have no assurance material liabilities will not occur. You also have no assurance our compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures. OSHA regulations establish requirements our training programs must meet.

  We have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material on a pro forma combined basis in 1999. We currently do not anticipate any material adverse effect on our business or financial position as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

Insurance

  Our operations involve providing ready-mixed concrete formulations that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide product meeting these requirements and specifications, claims may arise against us or our reputation could be damaged. Although we have not experienced any material claims of this nature in recent periods, we may experience such claims in the future. In addition, our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer trucks in heavy traffic conditions or placing concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of property and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.

-------------------------------------------------------------------------------
                                      10

          CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

  We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the "safe harbor" protection for forward-looking statements that applicable federal securities law affords.

  From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing of pending acquisitions and the success of our acquisition program, revenues, income and capital spending. Forward-looking statements generally use words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

  In addition, various statements this report contains, including those that express a belief, expectation or intention, as well as those that are not statements of historical fact, are forward-looking statements. Those forward-looking statements appear in Items 1 and 2--"Business and Properties" and Item 3--"Legal Proceedings" in Part I of this report and in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the notes to our consolidated financial statements in Item 8 of Part II of this report and elsewhere in this report. These forward-looking statements speak only as of the date of this report, we disclaim any obligation to update these statements and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

  .  our acquisition and national operating strategies;

  .  our ability to integrate the businesses we acquire;

  . our ability to obtain the capital necessary to finance our growth strategies;

  .  the availability of qualified personnel;

  .  the trends we anticipate in the ready-mixed concrete industry;

  . the level of activity in the construction industry generally and in our local markets for ready-mixed concrete;

  .  the highly competitive nature of our business;

  . changes in, or our ability to comply with, governmental regulations, including those relating to the environment;

  .  our labor relations and those of our suppliers of cement and aggregates;

  .  our ability to control costs and maintain quality; and

  .  continuing uncertainties relating to the recent change over to the year
     2000.

  We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our stockholders and prospective investors that they should (1) be aware that important factors to which we do not refer above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.



-------------------------------------------------------------------------------
                                      11

Item 3. Legal Proceedings

  From time to time, and currently, we are subject to claims and litigation brought by employees, customers and third parties for, among other matters, personal injuries, property damages, product defects and delay damages, that have, or allegedly have, resulted from the conduct of our operations. Currently, we do not have pending any litigation that, separately or in the aggregate, if adversely determined, we believe would have a material adverse effect on our business, financial condition or results of operations. We expect that in the future we will from time to time be a party to litigation or administrative proceedings which arise in the normal course of our business.

Item 4. Submission of Matters to a Vote of Security Holders

  No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1999.

-------------------------------------------------------------------------------
                                      12

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Our common stock began trading on The Nasdaq Stock Market in May 1999 under the symbol "RMIX." As of March 24, 2000, 21.3 million shares of our common stock were outstanding, held by approximately 155 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

  The following table sets forth the range of high and low bid prices for our common stock on The Nasdaq Stock Market for the periods indicated:

      Year Ended December 31, 1999                              High     Low
      ----------------------------                              ----     ---
      Second Quarter (May 26 to June 30)....................... $10 1/32 $7 7/8
      Third Quarter............................................  11 1/8   6 1/2
      Fourth Quarter...........................................   8 5/32  5 7/8

  The last reported bid price for our common stock on The Nasdaq Stock Market on March 24, 2000 was $6.375 per share.

  During the quarter ended December 31, 1999, we issued 688,000 shares of our common stock as part of the consideration we paid to the former owners of four businesses we acquired during the quarter. We issued these shares without registration under the Securities Act in reliance on the exemption provided by
Section 4(2) of the Securities Act as transactions not involving any public offering. Each acquisition involved a limited number of owners.

  We have not paid or declared any dividends since our formation and currently intend to retain earnings to fund our working capital. Any future dividends will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and the restrictions Delaware and other applicable laws and our credit facilities then impose. Our credit facility prohibits the payment of cash dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this Report and Note 6 of our Notes to Consolidated Financial Statements in Item 8 of this Report.

Item 6. Selected Financial Data

  During 1999, we purchased 14 operating businesses for which we have accounted in accordance with the purchase method of accounting. Our financial statements present Central Concrete Supply Co., Inc., one of our initial six acquisitions, as the acquirer of the other 13 businesses and U.S. Concrete. The following historical financial information is of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. The historical financial information for Central as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, derives from the audited financial statements of Central. The remaining historical financial information for Central derives from Central's unaudited financial statements, which have been prepared on the same basis as the audited financial statements and reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of that information. See the historical financial statements and related notes this document contains.

-------------------------------------------------------------------------------
                                      13

                                    Year Ended December 31          Year Ended
                               -----------------------------------   April 30,
                                 1999     1998     1997     1996       1996
                               --------  -------  -------  -------  -----------
                                        (in thousands)              (unaudited)
Statement of Operations
 Information:
  Sales....................... $167,912  $66,499  $53,631  $39,204    $37,781
  Cost of goods sold..........  135,195   53,974   43,794   33,402     32,040
                               --------  -------  -------  -------    -------
  Gross profit................   32,717   12,525    9,837    5,802      5,741
  Selling, general and
   administrative expenses....    9,491    4,712    4,265    3,644      2,955
  Stock compensation charge...    2,880       --       --       --         --
  Depreciation and
   amortization...............    3,453      930    1,330    1,203        586
                               --------  -------  -------  -------    -------
  Income from operations......   16,893    6,883    4,242      955      2,200
  Interest and other income
   (expense) net..............   (1,045)    (129)    (200)    (188)       (73)
                               --------  -------  -------  -------    -------
  Income before provision
   (benefit) for income
   taxes......................   15,848    6,754    4,042      767      2,127
  Provision (benefit) for
   income taxes...............    7,658      100     (457)     303        937
                               --------  -------  -------  -------    -------
  Net income.................. $  8,190  $ 6,654  $ 4,499  $   464    $ 1,190
                               ========  =======  =======  =======    =======
                                         December 31
                               -----------------------------------   April 30,
                                 1999     1998     1997     1996       1996
                               --------  -------  -------  -------  -----------
                                        (in thousands)              (unaudited)
Balance Sheet Information:
  Working capital............. $ 14,578  $ 7,431  $ 4,899  $ 1,363    $ 1,074
  Total assets................  212,734   26,640   19,837   13,603      9,683
  Long-term debt, including
   current maturities.........   57,375    3,530    2,660    1,730      2,091
  Total stockholders' equity..  110,793   15,154   10,731    6,472      3,158

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

  Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading "Cautionary Statement Concerning Forward-looking Statements" following Items 1 and 2 of Part I of this report and under the heading "Factors That May Affect Our Future Operating Results" below.

Overview

  We derive substantially all our revenues from the sale of ready-mixed concrete, other concrete products and related construction materials to the construction industry in the United States. We serve substantially all segments of the construction industry, and our customers include contractors for commercial, industrial, residential and public works and infrastructure construction. We typically sell ready-mixed concrete under daily purchase orders that require us to formulate, prepare and deliver ready-mixed concrete to the job sites of our customers. We generally recognize our sales from these orders when we deliver the ordered products.

  Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products in various formulations. We obtain all these materials from third parties and generally have only one day's supply at each of our concrete plants. Our cost of goods sold also includes labor costs and the operating, maintenance and rental expenses we incur in operating our concrete plants and mixer trucks and other vehicles.

  Our selling expenses include the salary and incentive compensation we pay our sales force, the salaries and incentive compensation of our sales managers and travel, entertainment and other promotional expenses. Our general and administrative expenses include the salaries and benefits we pay to our executive officers, the senior managers of

-------------------------------------------------------------------------------
                                      14
our local and regional operations, plant managers and administrative staff. These expenses also include office rent and utilities, communications expenses and professional fees.

  During 1999, we purchased 14 operating businesses for which we have accounted in accordance with the purchase method of accounting. Our financial statements present Central Concrete Supply Co., Inc., one of our initial six acquisitions, as the acquirer of the other 13 businesses and U.S. Concrete. These financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date.

Factors That May Affect Our Future Operating Results

  Reflecting the levels of construction activity, the demand for ready-mixed concrete is highly seasonal. We believe that this demand may be as much as three times greater in a prime summer month than in a slow winter month and that the six-month period of May through October is the peak demand period. Consequently, we expect that our sales generally will be materially lower in the first and fourth calendar quarters. Because we incur fixed costs, such as wages, rent, depreciation and other selling, general and administrative expenses, throughout the year, we expect our gross profit margins will be disproportionately lower than our sales in these quarters. Even during traditional peak periods, sustained periods of inclement weather and other extreme weather conditions can slow or delay construction and thus slow or delay our sales.

  You should not rely on (1) quarterly comparisons of our revenues and operating results as indicators of our future performance or (2) the results of any quarterly period during a year as an indicator of results you may expect for that entire year.

  Demand for ready-mixed concrete and other concrete products depends on the level of activity in the construction industry. That industry is cyclical in nature, and the general condition of the economy and a variety of other factors beyond our control affect its level of activity. These factors include, among others:

  .  the availability of funds for public or infrastructure construction;

  .  commercial and residential vacancy levels;

  .  changes in interest rates;

  .  the availability of short- and long-term financing;

  .  inflation;

  .  consumer spending habits; and

  .  employment levels.

  The construction industry can exhibit substantial variations in activity across the country as a result of these factors impacting regional and local economies differently.

  Markets for ready-mixed concrete generally are local. Our results of operations are susceptible to swings in the level of construction activity which may occur in our markets.

  Ready-mixed concrete is highly price-sensitive. Our prices are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control. Because of the fixed-cost nature of our business, our overall profitability is sensitive to minor variations in sales volumes and small shifts in the balance between supply and demand.

  Competitive conditions in our industry also may affect our future operating results.

  As we acquire additional businesses in the future for which we will account in accordance with the purchase method of accounting, we will include the operating results of those businesses in our consolidated operating results from their respective acquisition dates and begin writing off any purchased goodwill resulting from those acquisitions

-------------------------------------------------------------------------------
                                      15
on those same dates. Consequently, the magnitude and timing of our future acquisitions will affect our operating results.

Results of Operations

  The following table sets forth for us selected historical statement of operations information and that information as a percentage of sales for the years indicated. These financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. Except as we note below, the consolidation of operating results beginning on June 1, 1999 and our subsequent acquisitions in 1999 principally account for the changes in 1999 from 1998.

                                         Year Ended December 31
                               -----------------------------------------------
                                    1999            1998            1997
                               ---------------  --------------  --------------
                                         (dollars in thousands)
Sales......................... $167,912  100.0% $66,499  100.0% $53,631  100.0%
Cost of goods sold............  135,195   80.5   53,974   81.2   43,794   81.7
                               --------  -----  -------  -----  -------  -----
  Gross profit................   32,717   19.5   12,525   18.8    9,837   18.3
Selling, general and
 administrative expenses......    9,491    5.7    4,712    7.1    4,265    7.9
Stock compensation charge.....    2,880    1.7       --     --       --     --
Depreciation and
 amortization.................    3,453    2.1      930    1.4    1,330    2.5
                               --------  -----  -------  -----  -------  -----
  Income from operations......   16,893   10.0    6,883   10.3    4,242    7.9
Interest expense, net.........    1,708    1.0      165    0.2      226    0.4
Other income (expense), net...     (663)  (0.4)     (36)  (0.1)     (26)    --
                               --------  -----  -------  -----  -------  -----
  Income before income tax
   provision (benefit)........   15,848    9.4    6,754   10.2    4,042    7.5
Income tax provision
 (benefit)....................    7,658    4.5      100    0.2     (457)  (0.9)
                               --------  -----  -------  -----  -------  -----
  Net income.................. $  8,190    4.9% $ 6,654   10.0% $ 4,499    8.4%
                               ========  =====  =======  =====  =======  =====

1999 Compared to 1998

Sales. Sales increased $101.4 million, or 152.5%, from $66.5 million in 1998 to $167.9 million in 1999.

Gross profit. Gross profit increased $20.2 million, or 161.2%, from $12.5 million in 1998 to $32.7 million in 1999. Gross margins increased from 18.8% in 1998 to 19.5% in 1999, primarily because increases in our product prices more than offset increases in labor rates, additional technical personnel and increases in our costs of raw materials.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $4.8 million, or 101.4%, from $4.7 million in 1998 to $9.5 million in 1999. The 1999 expenses include the salaries of our executive officers and expenses we incurred in building our corporate infrastructure.

Stock compensation charge. The 1999 stock compensation charge represents a noncash charge for the 400,000 shares of our common stock we issued in December 1998 and March 1999 to management and nonemployee directors at a nominal cost.

Depreciation and amortization. Depreciation and amortization expense increased $2.6 million, or 271.3%, from $0.9 million in 1998 to $3.5 million in 1999. This increase reflects our initial amortization of the goodwill attributable to our 1999 acquisition activity. We are amortizing this goodwill over 40 years for each acquisition. At December 31, 1999, the annualized amount of this noncash expense was $2.7 million.

Interest expense, net. Interest expense, net, increased $1.5 million from $0.2 million in 1998 to $1.7 million in 1999. This increase was attributable principally to borrowings we made to finance our post-IPO acquisitions in 1999 and to refinance indebtedness of our acquired businesses. At December 31, 1999, we had borrowings totaling $57.1 million outstanding under our credit facility at a weighted average interest cost of 7.9% per annum.

-------------------------------------------------------------------------------
                                      16

Income tax provision. We provided for income taxes of $7.7 million in 1999, an increase of $7.6 million from our provision in 1998. This increase is attributable to the fact that Central was an S corporation during 1998 and the first five months of 1999 and thus made no provision for federal income taxes during those periods.

1998 Compared to 1997

Sales. Sales increased $12.9 million, or 24.1%, from $53.6 million in 1997 to $66.5 million in 1998, principally as a result of strong construction activity in the Silicon Valley region in California. Both increases in the size of Central's customer base and in repeat sales to its existing customers contributed to this increase.

Gross profit. Gross profit increased $2.7 million, or 27.3%, from $9.8 million in 1997 to $12.5 million in 1998. Gross margins increased from 18.3% in 1997 to 18.8% in 1998 because increases in Central's product prices more than offset increases in labor rates and costs of raw materials.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.4 million, or 10.5%, from $4.3 million in 1997 to $4.7 million in 1998 as a result of the addition of administrative infrastructure necessary to support Central's growth. As a percentage of sales, these expenses decreased from 7.9% in 1997 to 7.1% in 1998.

Liquidity and Capital Resources

  The consolidation of operating results on June 1, 1999 and our subsequent acquisitions in 1999 principally account for the changes in our working capital accounts and our property, plant and equipment account from December 31, 1998 to December 31, 1999.

  On May 28, 1999, we completed our initial public offering. In the IPO, we issued and sold 3.8 million shares of common stock at an initial offering price of $8 per share. On June 11, 1999, we issued and sold an additional 570,000 shares on the exercise in full of the over-allotment option we had granted to the underwriters for the IPO. Our net proceeds from these sales, after deducting the underwriting discount and other IPO expenses, totaled $27.7 million. We used $22.3 million of these proceeds to pay the cash portions of the purchase prices of our six initial businesses and the remaining $5.4 million to repay a portion of their indebtedness.

  On May 28, 1999, we entered into a $75 million secured revolving credit facility with a group of banks and borrowed approximately $22.7 million, principally to refinance outstanding indebtedness of our acquired businesses. In December 1999, we increased the size of the facility to $100 million. We had $57.1 million of outstanding borrowings under the facility at December 31, 1999. In February 2000, we increased the size of the facility to $200 million. We had $130.8 million of outstanding borrowings under the facility at March 24, 2000.

  The facility has a three-year term and a $5.0 million sublimit for letters of credit issued on our behalf. We may use the facility for the following purposes:

  .  finance acquisitions;

  .  internally expand operations;

  .  working capital; and

  .  general corporate purposes.

  Our subsidiaries have guaranteed the repayment of all amounts owing under the facility, and we secured the facility with the capital stock and assets of our subsidiaries. The facility:

  .  requires the consent of the lenders for certain acquisitions;

  .  prohibits the payment of cash dividends on our common stock;

  .  limits our ability to incur additional indebtedness; and

  .  requires us to comply with financial covenants.

-------------------------------------------------------------------------------
                                      17

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

  Our growth strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our common stock or debt securities, including convertible debt securities, and borrowings under our credit facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using our common stock for this purpose may result in dilution to our then existing stockholders. To the extent we are unable to use our common stock to make future acquisitions, our ability to grow will be limited by the extent to which we are able to raise capital for this purpose, as well as to expand existing operations, through debt or additional equity financings. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our presently anticipated expansion, which could materially adversely affect our business and the value of our common stock.

  We cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.

Year 2000 Compliance

  The "year 2000" problem resulted from the fact that many software applications, computer hardware and related equipment and systems that use embedded technology, such as microprocessors, rely on two digits rather than four to represent years in performing computations and decision-making functions. Absent modification, many of these programs, hardware items and systems would have failed on January 1, 2000 or earlier because they would have misinterpreted "00" as the year 1900 rather than 2000.

  By December 31, 1999, we completed all tasks that we scheduled for completion before that date to resolve the year 2000 problems that might have affected us, and the transition to the year 2000 did not have a material impact on any of our critical systems or facilities. To date, the year 2000 problems of third parties, including our customers and suppliers, have not had a significant impact on our operations.

  The costs associated with modifications to our systems and other activities related to achieving year 2000 readiness have not had a material impact on our consolidated financial condition, cash flows or results of operations. The total cost of our year 2000 project was under $0.1 million, which we funded through our cash flows from operations.

  Although it appears the transition to the year 2000 has not impacted us, some risk will continue until we encounter other critical dates in the current year and until we execute all our software and other systems through complete business and operating cycles.

  This disclosure is subject to protection under the Year 2000 Information and Readiness Disclosure Act of 1998 as a "Year 2000 Statement" and "Year 2000 Readiness Disclosure," as that Act defines those terms.

Inflation

  As a result of the relatively low levels of inflation during the past three years, inflation did not significantly affect our results of operations in any of those years.

-------------------------------------------------------------------------------
                                      18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  Borrowings under our revolving credit facility expose us to certain market risks. Outstanding borrowings under our credit facility were $57.1 million at December 31, 1999. A change of one percent in the interest rate would cause a change in interest expense of approximately $571,000, or $0.02 per share, on an annual basis. We did not enter into our credit facility for trading purposes and the facility carries interest at a pre-agreed percentage point spread from either the prime interest rate or 30-day Eurodollar interest rate.

Item 8. Financial Statements and Supplementary Data

                              U.S. CONCRETE, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
U.S. Concrete, Inc. and Subsidiaries
  Report of Independent Public Accountants................................  20
  Consolidated Balance Sheets at December 31, 1999 and 1998...............  21
  Consolidated Statements of Operations for the Years Ended December 31,
   1999, 1998 and 1997....................................................  22
  Consolidated Statements of Changes in Stockholders' Equity for the Years
   Ended December 31, 1999, 1998 and 1997.................................  23
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1999, 1998 and 1997....................................................  24
  Notes to Consolidated Financial Statements..............................  25

-------------------------------------------------------------------------------
                                      19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Concrete, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc., a Delaware corporation, and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
-------------------------------
ARTHUR ANDERSEN LLP

Houston, Texas
March 10, 2000

--------------------------------------------------------------------------------
                                       20

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                      December 31
                                                                    ----------------
                              ASSETS                                  1999    1998
                              ------                                -------- -------
Current assets:
  Cash and cash equivalents........................................ $    627 $ 4,213
  Trade accounts receivable, net...................................   44,085   7,641
  Receivables from related parties.................................    1,496   2,712
  Inventories......................................................    4,351     792
  Prepaid expenses and other current assets........................    1,758     989
                                                                    -------- -------
      Total current assets.........................................   52,317  16,347
                                                                    -------- -------
Property, plant and equipment, net.................................   53,949   9,138
Goodwill, net......................................................  105,492      --
Cash surrender value of life insurance.............................       --   1,155
Other assets.......................................................      976      --
                                                                    -------- -------
      Total assets................................................. $212,734 $26,640
                                                                    ======== =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
  Current maturities of long-term debt............................. $    140 $ 1,006
  Accounts payable and accrued liabilities.........................   37,599   7,910
                                                                    -------- -------
      Total current liabilities....................................   37,739   8,916
                                                                    -------- -------
Long-term debt, net of current maturities..........................   57,235   2,524
Deferred income taxes..............................................    6,967      46
                                                                    -------- -------
      Total liabilities............................................  101,941  11,486
                                                                    -------- -------
Stockholders' equity
  Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   none issued and outstanding.....................................       --      --
  Common stock, $0.001 par value; 60,000,000 shares authorized;
   18,639,228 and 3,120,130 shares issued and outstanding in 1999
   and 1998, respectively..........................................       19       3
    Additional paid-in capital.....................................  104,271     621
    Retained earnings..............................................    6,503  14,530
                                                                    -------- -------
      Total stockholders' equity...................................  110,793  15,154
                                                                    -------- -------
      Total liabilities and stockholders' equity................... $212,734 $26,640
                                                                    ======== =======

  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                       21

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Year Ended December 31
                                                   --------------------------
                                                     1999     1998     1997
                                                   --------  -------  -------
Sales............................................. $167,912  $66,499  $53,631
Cost of goods sold................................  135,195   53,974   43,794
                                                   --------  -------  -------
  Gross profit....................................   32,717   12,525    9,837
Selling, general and administrative expenses......    9,491    4,712    4,265
Stock compensation charge.........................    2,880       --       --
Depreciation and amortization.....................    3,453      930    1,330
                                                   --------  -------  -------
  Income from operations..........................   16,893    6,883    4,242
Interest expense, net.............................    1,708      165      226
Other, net........................................     (663)     (36)     (26)
                                                   --------  -------  -------
  Income before income tax provision (benefit)....   15,848    6,754    4,042
Income tax provision (benefit)....................    7,658      100     (457)
                                                   --------  -------  -------
  Net income...................................... $  8,190  $ 6,654  $ 4,499
                                                   ========  =======  =======
Earnings per share:
  Basic........................................... $   0.70  $  2.13  $  1.44
                                                   ========  =======  =======
  Diluted......................................... $   0.70  $  2.13  $  1.44
                                                   ========  =======  =======
Number of shares used in calculating earnings per
 share:
  Basic...........................................   11,770    3,120    3,120
                                                   ========  =======  =======
  Diluted.........................................   11,783    3,120    3,120
                                                   ========  =======  =======


  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                       22

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                Common Stock  Additional
                                -------------  Paid-In   Retained  Stockholders'
                                Shares Amount  Capital   Earnings     Equity
                                ------ ------ ---------- --------  -------------
BALANCE, December 31, 1996.....  3,120  $ 3    $    621  $ 5,848     $  6,472
  Distributions to
   stockholders................     --   --          --     (240)        (240)
  Net income...................     --   --          --    4,499        4,499
                                ------  ---    --------  -------     --------
BALANCE, December 31, 1997.....  3,120    3         621   10,107       10,731
  Distributions to
   stockholders................     --   --          --   (2,231)      (2,231)
Net income.....................     --   --          --    6,654        6,654
                                ------  ---    --------  -------     --------
BALANCE, December 31, 1998.....  3,120    3         621   14,530       15,154
  Initial public offering, net
   of offering costs...........  4,370    4      27,668       --       27,672
  Acquisitions of founding
   companies...................  8,719   10      60,784   (6,064)      54,730
  Acquisitions of purchased
   companies...................  2,430    2      15,198       --       15,200
  Distributions to
   stockholders................     --   --          --  (10,153)     (10,153)
  Net income...................     --   --          --    8,190        8,190
                                ------  ---    --------  -------     --------
BALANCE, December 31, 1999..... 18,639  $19    $104,271  $ 6,503     $110,793
                                ======  ===    ========  =======     ========


  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                       23

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................... $  8,190  $ 6,654  $ 4,499
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization..................    3,453      930    1,330
    Net gain on sale of property, plant and
     equipment.....................................     (218)     (36)     (27)
    Deferred income tax provision (benefit)........      762       11     (483)
    Provision for doubtful accounts................      118       17       --
    Stock compensation charge......................    2,880       --       --
  Changes in assets and liabilities, excluding
   effects of acquisitions:
    Receivables....................................   (5,372)  (1,697)  (4,640)
    Prepaid expenses and other current assets......       69     (519)    (378)
    Accounts payable and accrued liabilities.......     (959)   1,499    1,947
                                                    --------  -------  -------
      Net cash provided by operating activities....    8,923    6,859    2,248
                                                    --------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment.......   (7,547)  (3,300)  (2,222)
  Payments for acquisitions accounted for as
   purchases, net of cash received of $10,070, $0
   and $0..........................................  (78,793)      --       --
  Proceeds from disposals of property, plant and
   equipment.......................................    1,031       52       91
  Increase in cash surrender value of life
   insurance.......................................       --     (189)    (177)
                                                    --------  -------  -------
      Net cash used in investing activities........  (85,309)  (3,437)  (2,308)
                                                    --------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings.........................   57,266    2,006    1,570
  Repayments of borrowings.........................   (3,607)  (1,136)    (640)
  Proceeds from issuances of common stock..........   32,512       --       --
  Cash paid related to common stock issuance
   costs...........................................   (4,373)      --       --
  Distributions to stockholders....................   (8,998)  (2,024)    (240)
                                                    --------  -------  -------
      Net cash provided by (used in) financing
       activities..................................   72,800   (1,154)     690
                                                    --------  -------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................   (3,586)   2,268      630
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...    4,213    1,945    1,315
                                                    --------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......... $    627  $ 4,213  $ 1,945
                                                    ========  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest........................... $  1,412  $   344  $   285
  Cash paid for income taxes....................... $  4,973  $    78  $   749
NONCASH FINANCING ACTIVITY:
  Distribution of cash surrender value of life
   insurance to stockholder........................ $  1,155  $    --  $    --
  Distribution of note receivable to stockholder... $     --  $   207  $    --

  The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
                                       24

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

  U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed an initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through December 31, 1999, U.S. Concrete acquired eight additional operating businesses. It intends to acquire additional companies to expand its operations.

  For financial statement presentation purposes, (1) Central Concrete Supply Co., Inc., one of the acquired businesses, is presented as the acquirer of the other acquired businesses and U.S. Concrete, (2) all the 1999 acquisitions are accounted for in accordance with the purchase method of accounting and (3) the effective date of the initial acquisitions is May 31, 1999. These consolidated financial statements are those of (1) Central for periods prior to June 1, 1999 and (2) U.S. Concrete and its consolidated subsidiaries on that date and thereafter.

  U.S. Concrete's future success depends on a number of factors which include integrating operations successfully, identifying and integrating satisfactory acquisition candidates, obtaining acquisition financing, managing growth, attracting and retaining qualified management and employees, complying with government regulations and other regulatory requirements or contract specifications, and addressing risks associated with competition, seasonality and quarterly fluctuations.

2. SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements consist of the accounts of U.S. Concrete and its wholly owned subsidiaries. They eliminate all intercompany transactions and balances.

 Cash and Cash Equivalents

  U.S. Concrete records as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase.

 Inventories

  Inventories consist primarily of raw materials, pre-cast products, building materials and repair parts that U.S. Concrete holds for use or sale in the ordinary course of business. It uses the first-in, first-out method to value inventories at the lower of cost or market. For each of the three years ended December 31, 1999, management believes U.S. Concrete incurred no material impairments in the carrying value of its inventories.

 Prepaid Expenses

  Prepaid expenses primarily include amounts U.S. Concrete has paid for fuel, property taxes, licenses and insurance. It expenses or amortizes all prepaid amounts as used or over the period of benefit, as applicable.

 Property, Plant and Equipment, Net

  U.S. Concrete states property, plant and equipment at cost, unless impaired, and uses the straight-line method to compute depreciation of these assets over their estimated useful lives. It capitalizes leasehold improvements on properties it holds under operating leases and amortizes them over the lesser of their estimated useful lives or the lives of the applicable leases. It states equipment it holds under capital leases at the net present value of the future minimum lease payments at the inception of the applicable leases and amortizes that equipment over the lesser of the life of the lease or the estimated useful life of the asset.

  U.S. Concrete expenses maintenance and repair costs when incurred and capitalizes and depreciates expenditures for major renewals and betterments that extend the useful lives of its existing assets. When U.S. Concrete retires or disposes of property, plant or equipment, it removes the related cost and accumulated depreciation from its accounts and reflects any resulting gain or loss in its statements of operations.

-------------------------------------------------------------------------------
                                      25

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

 Goodwill

  Goodwill represents the amount by which the total purchase price U.S. Concrete has paid to acquire businesses accounted for as purchases exceeds its estimated fair market value of the net tangible assets acquired. It amortizes goodwill on a straight-line basis over 40 years. Management routinely evaluates whether events or circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balances may not be recoverable. During an evaluation the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if such an impairment exists. As of December 31, 1999 and 1998, accumulated amortization was $1.1 million and $0, respectively.

 Debt Issue Costs

  Other long-term assets include debt issue costs related to U.S. Concrete's credit facility. See Note 6. U.S. Concrete amortizes these costs as interest expense over the scheduled maturity period of the debt. As of December 31, 1999 and 1998, accumulated amortization of debt issue costs was $154,780 and $0, respectively.

 Allowance for Doubtful Accounts

  U.S. Concrete provides an allowance for accounts receivable it believes it may not collect in full.

 Sales and Expenses

  U.S. Concrete derives its sales primarily from the production and delivery of ready-mixed concrete. It recognizes sales when products are delivered. Cost of goods sold consists primarily of product costs and operating expenses. Operating expenses consist primarily of wages, benefits and other expenses attributable to plant operations, repairs and maintenance and trucks. Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses and trade show expenses. General and administrative expenses consist primarily of executive compensation and related benefits, administrative salaries and benefits, office rent and utilities, communication expenses and professional fees.

 Income Taxes

  U.S. Concrete uses the liability method of accounting for income taxes. Under this method, it records deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and uses enacted tax rates and laws that will be in effect when it recovers those assets or settles those liabilities, as the case may be, to measure those taxes.

  U.S. Concrete files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to their respective acquisition dates. The acquired businesses file "short period" federal income tax returns for the period from their last fiscal year through their respective acquisition dates.

 Fair Value of Financial Instruments

  The financial instruments of U.S. Concrete consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. Management considers the book values of these items to be representative of their respective fair values.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

-------------------------------------------------------------------------------
                                      26

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

 Valuation of Long-Lived Assets

  U.S. Concrete reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the expected future undiscounted cash flows of an asset it intends to hold for use is less than the carrying amount of the asset, it will recognize a loss equal to the difference between the fair value (calculated by discounting the estimated future operating cash flows) and the carrying amount of the asset. If it intends to dispose of an asset that is impaired, it will recognize a loss equal to the difference between the estimated fair value of the asset, less estimated costs to sell, and its carrying amount.

 Reclassifications

  Certain reclassifications have been made to amounts in prior period financial statements to conform with current period presentation.

 Earnings per Share

  Since Central is presented as the acquirer of the other acquired businesses and U.S. Concrete, U.S. Concrete uses the shares of its common stock beneficially owned by the former owners of Central in the calculation of its earnings per share for all periods prior to the IPO.

  The following table reconciles the numerators and denominators of the basic and diluted earnings per share for the periods shown (in thousands, except per share amounts). Basic earnings represent earnings per weighted average outstanding share, while diluted earnings represent those earnings as diluted by potentially dilutive securities such as outstanding options.

                                                            Year Ended December
                                                                     31
                                                            --------------------
                                                             1999   1998   1997
                                                            ------ ------ ------
Numerator:
  Net income............................................... $8,190 $6,654 $4,499
  Denominator:
  Weighted average common shares outstanding-basic......... 11,770  3,120  3,120
  Effect of dilutive stock options.........................     13     --     --
                                                            ------ ------ ------
  Weighted average common shares outstanding-diluted....... 11,783  3,120  3,120
                                                            ====== ====== ======
Earnings per share:
  Basic.................................................... $ 0.70 $ 2.13 $ 1.44
  Diluted.................................................. $ 0.70 $ 2.13 $ 1.44

  For the year ended December 31, 1999, 1.3 million stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock.

 Collective Bargaining Agreements

  U.S. Concrete's subsidiaries are parties to various collective bargaining agreements with labor unions. These agreements require them to pay specified wages and provide certain benefits to their union employees. These agreements will expire at various times through April 2002.

 New Accounting Pronouncements

  In the first quarter of 1999, U.S. Concrete adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its

-------------------------------------------------------------------------------
                                      27

                     U.S. CONCRETE, INC. AND SUBSIDIARIES
components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years ended December 31, 1999, no material differences exist between the historical net income and comprehensive income of U.S. Concrete.

  U.S. Concrete has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders.

  Beginning January 1, 2001, U.S. Concrete will apply SFAS No. 133, "Accounting for Derivative Securities and Hedging Activities." SFAS No. 133 will require it to recognize all derivative instruments (including some derivative instruments embedded in other contracts) as assets or liabilities on its balance sheet and measure them at fair value. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. U.S. Concrete is evaluating SFAS No. 133 and its impact on existing accounting policies and financial reporting disclosure. U.S. Concrete has not, to date, engaged in activities or entered into arrangements associated with derivative instruments.

3. BUSINESS COMBINATIONS

  During 1999, U.S. Concrete acquired 14 businesses. The aggregate consideration it paid in these transactions, all of which are accounted for as purchases, consisted of $40.0 million in cash and 2.4 million shares of common stock. The accompanying balance sheet as of December 31, 1999 includes preliminary allocations of the purchase prices and is subject to final adjustment. The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming U.S. Concrete acquired all these businesses on January 1, 1998:

                                                                 Year Ended
                                                                 December 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                 (unaudited)
   Revenues.................................................. $282,598 $270,611
   Net income................................................ $ 12,308 $  9,115
   Basic earnings per share.................................. $   0.66 $   0.49
   Diluted earnings per share................................ $   0.66 $   0.49

  Pro forma adjustments these amounts include primarily relate to:

  . contractual reductions in salaries, bonuses and benefits to former owners of the businesses;

  . elimination of legal, accounting and other professional fees incurred in connection with the acquisitions;

  .  amortization of goodwill resulting from the acquisitions;

  . reduction in interest expense, net of interest expense on borrowings to fund acquisitions; and

  . adjustments to the federal and state income tax provision based on pro forma operating results.

  The pro forma financial information does not purport to represent what the combined financial results of operations of U.S. Concrete actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of its financial results of operations for any future period.

-------------------------------------------------------------------------------
                                      28

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

  In connection with the acquisitions, U.S. Concrete has determined a preliminary calculation of the resulting goodwill as follows (in thousands):

                                                                    December 31,
                                                                        1999
                                                                    ------------
   Fair value of assets acquired, net of cash acquired.............   $ 75,067
   Less: liabilities assumed.......................................    (37,808)
                                                                      --------
   Net assets acquired, net of cash................................     37,259
                                                                      --------

   Cash paid, net of cash acquired.................................     69,026
   Issuance of common stock........................................     74,816
                                                                      --------
   Total consideration paid........................................    143,842
                                                                      --------
   Goodwill........................................................   $106,583
                                                                      ========

  These amounts are preliminary and are subject to final adjustment.

4. PROPERTY, PLANT AND EQUIPMENT

  A summary of property, plant and equipment is as follows (dollars in thousands):

                                                       Useful    December 31
                                                      Lives in ----------------
                                                       Years    1999     1998
                                                      -------- -------  -------
   Land..............................................     --   $12,381  $   584
   Buildings and improvements........................  10-40     7,225    1,019
   Machinery and equipment...........................  10-30    14,191    5,827
   Mixers, trucks and other vehicles.................   6-12    29,211   11,313
   Furniture and fixtures............................   3-10       527      512
   Construction in progress..........................     --     2,322       --
                                                               -------  -------
                                                                65,857   19,255
   Less: accumulated depreciation....................          (11,908) (10,117)
                                                               -------  -------
                                                               $53,949  $ 9,138
                                                               =======  =======

5. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

  Activity in U.S. Concrete's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                 December 31
                                                                ---------------
                                                                1999  1998 1997
                                                                ----  ---- ----
   Balance, beginning of period................................ $ 97  $80  $80
   Additions from acquisitions.................................  686   --   --
   Provision for uncollectible accounts........................  118   17   --
   Uncollectible receivables written off, net of recoveries.... (171)  --   --
                                                                ----  ---  ---
   Balance, end of period...................................... $730  $97  $80
                                                                ====  ===  ===

-------------------------------------------------------------------------------
                                      29

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

  Inventory consists of the following (in thousands):

                                                                    December 31
                                                                    -----------
                                                                     1999  1998
                                                                    ------ ----
   Raw materials................................................... $1,905 $259
   Building materials for resale...................................    844  533
   Precast products................................................    993   --
   Repair parts....................................................    609   --
                                                                    ------ ----
                                                                    $4,351 $792
                                                                    ====== ====

  Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                  December 31
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
   Accounts payable............................................. $27,473 $7,042
   Accrued compensation and benefits............................   2,764    868
   Accrued interest.............................................     172     --
   Accrued income taxes.........................................   3,827     --
   Other........................................................   3,363     --
                                                                 ------- ------
                                                                 $37,599 $7,910
                                                                 ======= ======

6. LONG-TERM DEBT

  A summary of long-term debt is as follows (in thousands):

                                                                December 31
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
Secured revolving credit facility............................ $57,100  $    --
Notes payable to various financial institutions, secured by
 mixer trucks, maturing in varying amounts through May 2003,
 with interest ranging from 7.0% to 9.7%.....................      --    2,860
Notes payable to various financial institutions, secured by
 various equipment and guaranteed by stockholders, maturing
 in varying amounts through September 2003, with interest
 ranging from 4.7% to 8.8%...................................      --      670
Other........................................................     275       --
                                                              -------  -------
                                                               57,375    3,530
  Less: current maturities...................................    (140)  (1,006)
                                                              -------  -------
Long-term debt, net of current maturities.................... $57,235  $ 2,524
                                                              =======  =======

  On May 28, 1999, U.S. Concrete entered into a three-year $75 million revolving credit facility with a group of banks. It may use this facility for working capital, to finance acquisitions and for other general corporate purposes. Availability under the facility is tied to consolidated cash flow and liquidity. Advances bear interest, at U.S. Concrete's option, at a prime rate or LIBOR, in each case plus a margin keyed to the ratio of consolidated indebtedness to cash flow. At December 31, 1999, U.S. Concrete had borrowings totaling $57.1 million outstanding under its credit facility at a weighted average interest cost of 7.9%. Commitment fees are due on any unused borrowing capacity. The facility requires U.S. Concrete to maintain financial covenants regarding net worth, coverage ratios and additional indebtedness and prohibits dividends on its common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets secure the payment of all obligations owing under the facility. The size of the facility increased to $100 million in December 1999 and $200 million in February 2000.

-------------------------------------------------------------------------------
                                      30

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

  Aggregate maturities are as follows (in thousands):

   Year Ending December 31
   -----------------------
   2000................................................................ $   140
   2001................................................................     114
   2002................................................................  57,121
                                                                        -------
                                                                        $57,375
                                                                        =======

7. STOCKHOLDERS' EQUITY

 Initial Public Offering

  In May 1999, U.S. Concrete completed its IPO, issuing 3.8 million shares of its common stock to the public at a price of $8.00 per share, resulting in net proceeds to U.S. Concrete of $23.5 million, after deducting offering costs. In June 1999, it sold an additional 570,000 shares of common stock on the exercise of the underwriters' over-allotment option. It realized net proceeds from this sale of $4.2 million.

 Warrants

  In connection with the IPO, U.S. Concrete issued warrants to the underwriters to purchase 200,000 shares of common stock at an exercise price of $8.00 per share. At December 31, 1999, all these warrants remained outstanding. They expire in May 2002.

 Stock Options

  U.S. Concrete's 1999 incentive plan enables U.S. Concrete to grant non-qualified options, restricted stock, deferred stock, incentive stock options, stock appreciation rights and other long-term incentive awards. The number of shares available for issuance under the plan is limited to the greater of 2.0 million shares of common stock or 15% of the number of shares of common stock outstanding on the last day of the preceding calendar quarter, although the board of directors of U.S. Concrete may, in its discretion, grant additional awards or establish other compensation plans. The number of shares available for issue under the plan was 1.3 million as of December 31, 1999.

  The following table summarizes stock option activity during 1999 (in thousands, except prices):

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                             Options     Price
                                                           -----------  --------
   Options outstanding at January 1.......................          --      --
     Granted..............................................       1,425    7.93
     Exercised............................................          --      --
     Forfeited............................................         (32)   8.13
                                                           -----------    ----
   Options outstanding at December 31.....................       1,393    7.93
                                                           ===========    ====
   Options exercisable at December 31.....................          28    6.60
                                                           ===========    ====
   Option exercise price range at December 31............. $6.25-$8.75

  As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," U.S. Concrete accounts for stock option awards in accordance with Accounting Principles Board (APB) Opinion No. 25. The exercise prices of all options U.S. Concrete awarded during 1999 equaled the fair market values of the common stock on the dates of

-------------------------------------------------------------------------------
                                      31

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
grant. As a result, under APB No. 25, it did not recognize any compensation expense attributable to these options. Had it determined compensation expense under the SFAS No. 123 method, its net income and earnings per share during 1999 would have been the following pro forma amounts (in thousands, except per share amounts):

   Net income
     As reported........................................................  $8,190
                                                                          ======
     Pro forma..........................................................  $7,699
                                                                          ======
   Diluted earnings per share
     As reported........................................................  $ 0.70
                                                                          ======
     Pro forma..........................................................  $ 0.65
                                                                          ======

  The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts because U.S. Concrete expects to make additional awards. For purposes of this disclosure, U.S. Concrete estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions:

   Expected dividend yield.............................................     0.0%
   Expected stock price volatility.....................................    54.7%
   Risk-free interest rate.............................................     6.0%
   Expected life of options............................................ 10 years

8. INCOME TAXES

  U.S. Concrete's consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

  The amounts of consolidated federal and state income tax provision (benefit) are as follows (in thousands):

                                                                 Year Ended
                                                                 December 31
                                                              -----------------
                                                               1999  1998 1997
                                                              ------ ---- -----
Current:
  Federal.................................................... $6,398 $ -- $ (32)
  State......................................................    498   89    58
                                                              ------ ---- -----
                                                               6,896   89    26
                                                              ------ ---- -----
Deferred:
  Federal....................................................    700   --  (393)
  State......................................................     62   11   (90)
                                                              ------ ---- -----
                                                                 762   11  (483)
                                                              ------ ---- -----
                                                              $7,658 $100 $(457)
                                                              ====== ==== =====

--------------------------------------------------------------------------------
                                       32

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

  A reconciliation of U.S. Concrete's effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

                                                              Year Ended
                                                              December 31
                                                           -------------------
                                                            1999   1998  1997
                                                           ------  ----  -----
Tax at statutory rate..................................... $5,547  $ --  $  --
Add (deduct):
  State income taxes......................................    364   100    (32)
  Nondeductible expenses..................................    405    --      4
  Nondeductible compensation charge.......................  1,008    --     --
  Income taxed to Central shareholders....................   (590)   --   (429)
  Deferred tax charge for S corporation taxes.............    924    --     --
                                                           ------  ----  -----
Income tax provision (benefit)............................ $7,658  $100  $(457)
                                                           ======  ====  =====
Effective income tax rate.................................   48.3%  1.5% (11.3%)
                                                           ======  ====  =====

  Deferred income tax provisions (benefits) result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. U.S. Concrete presents the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

                                                                     December 31
                                                                     -----------
                                                                      1999  1998
                                                                     ------ ----
Deferred income tax liabilities:
  Property and equipment, net....................................... $7,838 $47
  Other.............................................................    476  10
                                                                     ------ ---
    Total deferred income tax liabilities...........................  8,314  57
                                                                     ------ ---
Deferred income tax assets:
  Allowance for doubtful accounts...................................    197   1
  Inventory.........................................................     42  --
  Accrued expenses..................................................  1,062   9
  Other.............................................................     46   1
                                                                     ------ ---
    Total deferred income tax assets................................  1,347  11
                                                                     ------ ---
      Net deferred income tax liabilities........................... $6,967 $46
                                                                     ====== ===

  Prior to their respective acquisitions, Central and other acquired businesses were S corporations and were not subject to federal income taxes. Effective with their acquisition they became subject to those taxes, and U.S. Concrete has recorded an estimated deferred tax liability to provide for its estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these corporations as of the dates of their acquisitions. These consolidated financial statements reflect the federal and state income taxes of these corporations since their dates of acquisition.

-------------------------------------------------------------------------------
                                      33

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

9. RELATED-PARTY TRANSACTIONS

  U.S. Concrete has transactions in the normal course of business with related parties. These transactions consist principally of operating leases under which U.S. Concrete leases facilities from former owners of its acquired businesses or their affiliates. These leases are for periods generally ranging from three to five years and are on terms management believes are comparable to non-related party leases. Lease payments under these leases were approximately $597,000 in 1999, $144,000 in 1998 and $144,000 in 1997. The
schedule of minimum lease payments in Note 11 includes U.S. Concrete's future commitments under these leases.

  U.S. Concrete's venture capital partner advanced funds to U.S. Concrete from August 1998 until May 1999 totaling $1.7 million to enable it to pay its expenses in connection with the completion of its IPO and concurrent acquisitions of six operating businesses. U.S. Concrete repaid these advances, including interest accrued at the rate of 6% per year, from the gross proceeds of its IPO. U.S. Concrete paid its venture capital partner an additional $180,000 during the remainder of 1999 for services related to U.S. Concrete's acquisition program.

10. RISK CONCENTRATION

  U.S. Concrete grants credit, generally without collateral, to its customers, which include general contractors, municipalities and commercial companies located solely in the United States. Consequently, it is subject to potential credit risk related to changes in business and economic factors throughout the United States. U.S. Concrete generally has lien rights in the work it performs, and concentrations of credit risk are limited because of the diversity of its customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize any potential credit risk.

  U.S. Concrete maintains cash balances at financial institutions, which may at times be in excess of federally insured levels. It has not incurred losses related to these balances during the three-year period ended December 31, 1999.

11. COMMITMENTS AND CONTINGENCIES

 Litigation

  In the normal course of business, U.S. Concrete is subject to proceedings, lawsuits and other claims. In the opinion of management, pending or threatened litigation involving U.S. Concrete will not have a material adverse effect on its financial condition or results of operations.

 Lease Payments

  U.S. Concrete leases tracts of land, facilities and equipment it uses in its operations. Rental expense under operating leases was $2.0 million, $322,000 and $320,000 in 1999, 1998 and 1997, respectively. Minimum future annual lease payments under these leases are as follows (in thousands):

      Year Ending
      December 31
      -----------
       2000............................................................. $ 3,503
       2001.............................................................   2,926
       2002.............................................................   2,349
       2003.............................................................   1,861
       2004.............................................................   1,621
       Thereafter.......................................................   2,086
                                                                         -------
                                                                         $14,346
                                                                         =======

-------------------------------------------------------------------------------
                                      34

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

12. SIGNIFICANT CUSTOMERS

  Significant customers represented sales (as a percentage of total sales) as follows:

                                                                    Year Ended
                                                                   December 31
                                                                  ----------------
                                                                  1999  1998  1997
                                                                  ----  ----  ----
      Customer A.................................................   8%   16%   14%
      Customer B (related party).................................   8    22    20

13. SIGNIFICANT SUPPLIERS

  Significant suppliers represented purchases (as a percentage of total purchases) as follows:

                                                                    Year Ended
                                                                   December 31
                                                                  ----------------
                                                                  1999  1998  1997
                                                                  ----  ----  ----
      Supplier A.................................................  23%   41%   39%
      Supplier B.................................................  17    18    22
      Supplier C.................................................   4     9    10

14. SEGMENT REPORTING

  SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that companies report separately information about each significant operating segment reviewed by the chief operating decision maker. All segments that meet a threshold of 10% of revenues, reported profit or loss, or combined assets are defined as significant segments. U.S. Concrete currently operates as one segment, and all operations and long-lived assets are in the United States.

15. EMPLOYEE BENEFIT PLANS

  U.S. Concrete maintains defined contribution profit-sharing and money purchase pension plans for its non union employees. Contributions to these plans were approximately $816,000 in 1999, $404,000 in 1998 and $404,000 in
1997.

  In connection with its collective bargaining agreements with various unions, U.S. Concrete participates with other companies in the unions' multi-employer pension plans. These plans cover all of U.S. Concrete's employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes certain liabilities upon employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or upon termination of such plan. U.S. Concrete has no plans to withdraw from these plans. These plans do not maintain information on net assets and actuarial present value of the accumulated share of the plans' unfunded vested benefits allocable to U.S. Concrete, and amounts, if any, for which U.S. Concrete may be contingently liable are not ascertainable at this time. U.S. Concrete made contributions to these plans of $4.2 million in 1999, $2.3 million in 1998 and $2.0 million in 1997.

-------------------------------------------------------------------------------
                                      35

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

16. SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except per share data)

                                                First  Second    Third  Fourth
                                               Quarter Quarter  Quarter Quarter
                                               ------- -------  ------- -------
1999
  Revenues.................................... $12,956 $27,648  $59,803 $67,505
  Operating income (loss).....................     716    (182)   8,296   8,063
  Net income (loss)...........................     926  (1,979)   4,913   4,330
  Basic earnings (loss) per share.............    0.30   (0.23)    0.30    0.24
  Diluted earnings (loss) per share...........    0.30   (0.23)    0.30    0.24
1998
  Revenues....................................   9,918  15,775   21,482  19,324
  Operating income............................     593   1,654    2,390   2,246
  Net income..................................     683   1,584    2,340   2,047
  Basic earnings per share....................    0.22    0.51     0.75    0.66
  Diluted earnings per share..................    0.22    0.51     0.75    0.66

  In the second quarter of 1999, in connection with the IPO, U.S. Concrete recorded a noncash compensation charge for 400,000 shares of common stock issued to management at a nominal cost. The compensation charge was calculated using a fair value of $7.20 per share, which reflects a 10% discount from the IPO price of $8.00 per share because of restrictions on the sale and transferability of the shares issued.

  Also in the second quarter, an additional tax provision of $924,000 was recorded with the conversion of Central from C-corp status to S-corp status. Central had made no provision for federal income taxes for the first five months of 1999.

17. SUBSEQUENT EVENTS

 Profit Sharing Plan

  In February 2000, U.S. Concrete established a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount permitted under IRS regulations. U.S. Concrete matches 100% of employee contributions up to a maximum of 5% of their compensation.

 Acquisitions

  From January 1 through March 10, 2000, U.S. Concrete acquired three businesses. The aggregate consideration it paid in these transactions, all of which it accounted for as purchases, consisted of $67.4 million in cash and
2.6 million shares of common stock.

-------------------------------------------------------------------------------
                                      36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

  Please see the definitive proxy statement for our 2000 Annual Meeting of Stockholders for the information required by Items 10, 11, 12 and 13. We will file the definitive proxy statement with the SEC by May 1, 2000. We are incorporating our definitive proxy statement into this report by reference except for the information appearing under the captions "Report from the Compensation Committee Regarding Executive Compensation" and "Performance Graph".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)(1) Financial Statements.

  See Index to Consolidated Financial Statements on page 19.

  (2) Financial Statement Schedules.

  All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

  (3) Exhibits.

 Exhibit
 Number                               Description
 -------                              -----------
  2.1*   --Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, OCC Acquisition Inc., Opportunity Concrete
          Corporation and the stockholders named therein (Form S-1 (Reg. No.
          333-74855), Exhibit 2.1).

  2.2*   --Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Walker's Acquisition Inc., Walker's
          Concrete, Inc. and the stockholders named therein (Form S-1 (Reg.
          No. 333-74855), Exhibit 2.2).

  2.3*   --Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Central Concrete Acquisitions Inc., Central
          Concrete Supply Co., Inc. and the stockholders named therein (Form
          S-1 (Reg. No. 333-74855), Exhibit 2.3).

  2.4*   --Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Bay Cities Acquisition Inc., Bay Cities
          Building Materials Co., Inc. and the stockholders named therein
          (Form S-1 (Reg. No. 333-74855), Exhibit 2.4).

  2.5*   --Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Baer Acquisition Inc., Baer Concrete,
          Incorporated and the stockholders named therein (Form S-1 (Reg. No.
          333-74855), Exhibit 2.5).


-------------------------------------------------------------------------------
                                      37

 Exhibit
 Number                                Description
 -------                               -----------
  2.6*   --Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Santa Rosa Acquisition, Inc., R.G.
          Evans/Associates d/b/a Santa Rosa Cast Products Co.) and the
          stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit
          2.6).

  2.7*   --Uniform Provisions for the Acquisitions (incorporated into the agreements filed as Exhibits 2.1 through 2.6 hereto) (Form S-1 (Reg.
          No. 333-74855), Exhibit 2.7).

  2.8 --Acquisition Agreement and Plan of Reorganization dated as of September 14, 1999 by and among U.S. Concrete, Inc., Concrete XI
          Acquisition, Inc., Carrier Excavation and Foundation Company, John F.
          Carrier, William Henry Carrier, Michael K. Carrier, Mary G. Carrier,
          Trustee for Anne Carrier (TN UGMA), William Henry Carrier, Trustee for William Henry Carrier, Jr. (TN UGMA), and Mary G. Carrier.

  2.9    --Stock Purchase Agreement dated as of November 5, 1999 by and among
          U. S. Concrete, Inc., B. Thomas Stover, as Trustee under Trust
          Agreement dated February 20, 1986 for B. Thomas Stover, Sarah M.
          Stover, as Trustee under Trust Agreement dated February 27, 1990 for
          Sarah M. Stover, B. Andrew Stover, B. Thomas Stover, Custodian under
          Michigan Uniform Gifts to Minors Act for the benefit of Carolyn A.
          Stover, Jeffery D. Spahr, Jeffrey T. Stover, and Bradley C. Stover.

  2.10*  --Stock Purchase Agreement dated as of January 20, 2000 by and among
          Robert S. Beall, Chase Bank of Texas, National Association, in its capacity as Trustee for Allison Beall 1999 Trust, Logan Beall 1999
          Trust, Allison Beall Descendants' Trust and Logan Beall Descendants'
          Trust and U.S. Concrete, Inc. (Form 8-K dated February 23, 2000,
          Exhibit 2.1).

  2.11* --Amendment No. 1 to Stock Purchase Agreement dated January 28, 2000 by and among Robert S. Beall, Chase Bank of Texas, National
          Association, in its capacity as Trustee for Allison Beall 1999 Trust,
          Logan Beall 1999 Trust, Allison Beall Descendants' Trust and Logan
          Beall Descendants' Trust and U.S. Concrete, Inc. (Form 8-K dated
          February 23, 2000, Exhibit 2.2).

  2.12*  --Stock Purchase Agreement dated as of January 24, 2000 by and among
          Fallis Arch Beall, Nola Sue Beall, Robert S. Beall, Leigh Ann
          Gathright, Doris W. Stokes and Fallis Arch Beall, in his capacity as
          Trustee for the R. E. Stokes Trust and U. S. Concrete, Inc. (Form 8-K dated February 23, 2000, Exhibit 2.3).

  2.13 --Acquisition Agreement and Plan of Reorganization dated as of February 8, 2000 by and among U. S. Concrete, Inc., Concrete XIX
          Acquisition, Inc., Cornillie Fuel & Supply, Inc., Richard A. Deneweth and Joseph C. Cornillie, Trustee URTA of Joseph C. Cornillie.

  2.14   --Stock Purchase Agreement dated as of February 8, 2000 by and among
          U. S. Concrete, Inc., Cornillie Fuel & Supply, Inc., Dencor, Inc.
          Richard A. Deneweth and Joseph C. Cornillie, Trustee URTA of Joseph
          C. Cornillie.

  2.15 --Acquisition Agreement and Plan of Reorganization dated as of February 8, 2000 by and among U. S. Concrete, Inc., Concrete XVIII
          Acquisition, Inc., Cornillie Leasing, Inc., Richard A. Deneweth, and
          Joseph C. Cornillie, Trustee URTA of Joseph C. Cornillie.

  2.16   --Acquisition Agreement and Plan of Reorganization dated as of March
          2, 2000 by and among U. S. Concrete, Inc., Concrete XXIV Acquisition,
          Inc., Stancon Inc. and Donald S. Butler and John Grace.

  3.1*   --Restated Certificate of Incorporation of U.S. Concrete (Form S-1
          (Reg. No. 333-74855), Exhibit 3.1).

  3.2*   --Bylaws of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit
          3.2).

  4.1*   --Form of Certificate representing common stock (Form S-1 (Reg. No.
          333-74855), Exhibit 4.1).

  4.2*   --Form of Registration Rights Agreement by and among U.S. Concrete and the stockholders listed on the signature pages thereto (Form S-1
          (Reg. No. 333-74855), Exhibit 4.2).

  4.3*   --Funding Agreement dated as of September 10, 1999 by and between U.S.
          Concrete and Main Street Merchant Partners II, L.P. (Form S-1 (Reg.
          No. 333-74855), Exhibit 4.3).

  4.4*   --Rights Agreement by and between U.S. Concrete and American Stock
          Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit
          4.4).

  4.5*   --Form of Warrant Agreement among U.S. Concrete, Scott & Stringfellow,
          Inc. and Sanders Morris Mundy, Inc. (Form S-1 (Reg. No. 333-74855),
          Exhibit 1.2).


--------------------------------------------------------------------------------
                                       38

 Exhibit
 Number                                Description
 -------                               -----------
  4.6    --Amended and Restated Credit Agreement dated as of February 9, 2000, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union
          National Bank, as documentation agent, Bank One, Texas, NA, Branch
          Banking & Trust Company, Credit Lyonnais New York Branch and The Bank
          of Nova Scotia, as co-managing agents and Chase Bank of Texas, N.A., as the Administrative Agent, and Chase Securities, Inc., as sole book manager and lead arranger.

          U.S. Concrete and some of its subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of U.S. Concrete and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)
          (A) of Item 601(b) of Regulation S-K, U.S. Concrete agrees to furnish a copy of those instruments to the SEC on request.

 10.1*   --1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855),
          Exhibit 10.1).

 10.2*   --Employment Agreement between U.S. Concrete and William T. Albanese
          (Form S-1 (Reg. No. 333-74855), Exhibit 10.2).

 10.3*   --Form of Employment Agreement between U.S. Concrete and Michael W.
          Harlan (Form S-1 (Reg. No. 333-74855), Exhibit 10.3).

 10.4*   --Form of Employment Agreement between U.S. Concrete and Eugene P.
          Martineau (Form S-1 (Reg. No. 333-74855), Exhibit 10.4).

 10.5*   --Employment Agreement between U.S. Concrete and Michael D. Mitschele
          (Form S-1 (Reg. No. 333-74855), Exhibit 10.5).

 10.6*   --Employment Agreement between U.S. Concrete and Charles W. Sommer
          (Form S-1 (Reg. No. 333-74855), Exhibit 10.6).

 10.7*   --Employment Agreement between U.S. Concrete and Neil J. Vannucci
          (Form S-1 (Reg. No. 333-74855), Exhibit 10.7).

 10.8*   --Employment Agreement between U.S. Concrete and Robert S. Walker
          (Form S-1 (Reg. No. 333-74855), Exhibit 10.8).

 10.9*   --Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form S-1 (Reg. No. 333-74855), Exhibit
          10.9).

 10.10*  --Form of Employment Agreement between U.S. Concrete and Terry Green
          (Form S-1 (Reg. No. 333-74855), Exhibit 10.10).

 10.11   --Employment Agreement between U.S. Concrete and Donald C. Wayne.

  21     --Subsidiaries

  23     --Consent of independent public accountants.

  27     --Financial Data Schedule.

--------
* Incorporated by reference to the filing indicated.

  (b) Reports on Form 8-K.

  None

--------------------------------------------------------------------------------
                                       39

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. CONCRETE, INC.

Date: March 24, 2000                             /s/ Eugene P. Martineau
                                          By:__________________________________
                                             Eugene P. Martineau
                                             President and Chief Executive
                                             Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2000.

                 Signature                                 Title
                 ---------                                 -----

        /s/ Eugene P. Martineau             President and Chief Executive
___________________________________________  Officer and Director (Principal
            Eugene P. Martineau              Executive Officer)

         /s/ Michael W. Harlan              Chief Financial Officer and Director
___________________________________________  (Principal Financial and Accounting
             Michael W. Harlan               Officer

         /s/ Vincent D. Foster              Director
___________________________________________
             Vincent D. Foster

          /s/ John R. Colson                Director
___________________________________________
              John R. Colson

         /s/ Peter T. Dameris               Director
___________________________________________
             Peter T. Dameris

        /s/ William T. Albanese             Director
___________________________________________
            William T. Albanese

       /s/ Michael D. Mitschele             Director
___________________________________________
           Michael D. Mitschele

         /s/ Murray S. Simpson              Director
___________________________________________
             Murray S. Simpson

         /s/ Neil J. Vannucci               Director
___________________________________________
             Neil J. Vannucci

         /s/ Robert S. Walker               Director
___________________________________________
             Robert S. Walker

-------------------------------------------------------------------------------
                                      40