Form 10-Q
period 2000-03-31
US CONCRETE INC
filed 2000-05-15
CIK 1073429

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    for the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

for the transition period from  ___________________ to ____________________


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

                                Yes   X      No
                                    -----      -----

  U.S. Concrete, Inc. had 21,737,511 shares of its Common Stock, par value $.001 per share, outstanding at May 12, 2000.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                       Page
                                                                                       ----
Part I - Financial Information
 Item 1.  Financial Statements
   U.S. CONCRETE, INC. AND SUBSIDIARIES SUPPLEMENTAL COMBINED
    FINANCIAL INFORMATION
     Supplemental Combined Financial Information.......................................   1
     Supplemental Combined Statements of Operations for the three months ended
      March 31, 2000 and 1999..........................................................   2
   U.S. CONCRETE, INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets.............................................   4
     Condensed Consolidated Statements of Operations...................................   5
     Condensed Consolidated Statements of Cash Flows...................................   6
     Notes to Condensed Consolidated Financial Statements..............................   7
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.......................................................................   9
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................  10

Part II - Other Information
 Item 2.  Changes in Securities and Use of Proceeds....................................  11
 Item 6.  Exhibits and Reports on Form 8-K.............................................  12

                        PART I  -- FINANCIAL INFORMATION

Item 1. Financial Statements


                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                  SUPPLEMENTAL COMBINED FINANCIAL INFORMATION

ORGANIZATION AND BASIS OF PRESENTATION

  U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. We did not conduct any operations prior to May 1999. On May 28, 1999, we completed the initial public offering of our common stock and concurrently acquired six operating businesses. From the date of the IPO through March 31, 2000, we acquired 11 additional operating businesses. We intend to acquire additional companies to expand our operations.

  For financial statement presentation purposes, (1) we present Central Concrete Supply Co., Inc., one of the acquired businesses, as the acquirer of the other acquired businesses and U.S. Concrete, (2) we account for these acquisitions in accordance with the purchase method of accounting and (3) the effective date of the initial acquisitions is May 31, 1999. Our financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. The operations of the businesses we acquired after May 31, 1999 are included from their respective dates of acquisition.

  The accompanying unaudited supplemental pro forma combined statement of operations for the three months ended March 31, 1999 assumes that we completed the following transactions on January 1, 1999:

 .  our issuance and sale in the IPO of 4.4 million shares of our common stock
   (including shares we sold on the exercise of our underwriters' over-allotment option) at $8.00 per share;

 .  our application of our net proceeds from the IPO;

 . our acquisition of the six initial operating businesses and payment of the purchase prices for those businesses; and

 . our refinancing with borrowings under our credit facility of the indebtedness we assumed as a result of the acquisitions.

The unaudited supplemental pro forma combined statement of operations for the three months ended March 31, 1999 also reflects pro forma adjustments for:

 . contractual reductions in salaries, bonuses and benefits to former owners of the businesses;

 . elimination of legal, accounting and other professional fees incurred in connection with the acquisitions;

 .  amortization of goodwill resulting from the acquisitions;

 . reduction in interest expense, net of interest expense on borrowings to fund acquisitions; and

 . adjustments to the federal and state income tax provisions based on pro forma operating results.

This statement does not reflect the operations of the businesses we acquired after May 31, 1999.

  We present the unaudited supplemental pro forma combined statement of operations for the three months ended March 31, 1999 because we believe investors find the information useful. You should read this statement together with the condensed consolidated financial statements and notes in this report and our annual report on Form 10-K for the year ended December 31, 1999. The pro forma adjustments are based on estimates, available information and certain assumptions which we may revise as additional information becomes available. The supplemental pro forma combined statement of operations does not purport to represent what the combined results of operations of U.S. Concrete, Inc. and subsidiaries actually would have been if these transactions and events had in fact occurred when assumed and is not necessarily representative of our consolidated financial results of operations for any future period.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                 SUPPLEMENTAL COMBINED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS; UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                    ------------------------------------
                                                                                       2000                       1999
                                                                                    ---------                  ---------
                                                                                                              (Pro Forma)
Sales                                                                                 $67,933                    $38,461
Cost of goods sold                                                                     55,748                     31,986
                                                                                      -------                    -------
  Gross profit                                                                         12,185                      6,475
Selling, general and administrative expenses                                            5,277                      3,378
Depreciation and amortization                                                           2,354                      1,173
                                                                                      -------                    -------
  Income from operations                                                                4,554                      1,924
Interest expense, net                                                                   2,251                        422
Other, net                                                                               (234)                      (497)
                                                                                      -------                    -------
  Income before income tax provision                                                    2,537                      1,999
Income tax provision                                                                    1,020                        993
                                                                                      -------                    -------
  Net income                                                                          $ 1,517                    $ 1,006
                                                                                      =======                    =======

Earnings per share:
  Basic                                                                                 $0.08                      $0.06
                                                                                      =======                    =======
  Diluted                                                                               $0.08                      $0.06
                                                                                      =======                    =======
Number of shares used in calculating earnings per share:
  Basic                                                                                20,206                     16,209
                                                                                       ------                     ------
  Diluted                                                                              20,209                     16,209
                                                                                      =======                    =======



   The accompanying notes are an integral part of these supplemental combined statements of operations.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
            NOTES TO SUPPLEMENTAL COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

SHARES USED IN COMPUTING EARNINGS PER SHARE

The following table summarizes the number of shares (in thousands) of common stock used in calculating earnings per share:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                      ---------------------------------
                                                        2000                   1999
                                                      --------              -----------
                                                                            (Pro Forma)
Shares issued to Central's owners                       3,120                  3,120
Shares issued to owners of acquired businesses
  other than Central                                    9,863                  5,866
Shares issued to initial stockholders and
  management personnel of U.S. Concrete                 2,853                  2,853

Shares issued in the IPO                                4,370                  4,370
                                                       ------                 ------
Number of shares used in calculating basic earnings
  per share                                            20,206                 16,209
Effect of shares issuable under stock options and
  warrants based on the treasury stock method               3                     --
                                                       ------                 ------
Number of shares used in calculating diluted
  earnings per share                                   20,209                 16,209
                                                       ======                 ======

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               MARCH  31,                DECEMBER 31,
                                                                                  2000                       1999
                                                                        ---------------------       --------------------
                                                                              (UNAUDITED)
                          ASSETS
Current assets:
     Cash and cash equivalents                                                       $  3,054                   $    627
     Trade accounts receivable, net                                                    46,823                     44,085
     Receivables from related parties                                                   1,512                      1,496
     Inventories                                                                        6,086                      4,351
     Prepaid expenses and other current assets                                          2,066                      1,758
                                                                        ---------------------       --------------------
       Total current assets                                                            59,541                     52,317
                                                                        ---------------------       --------------------

Property, plant and equipment, net                                                     80,168                     53,949
Goodwill, net                                                                         158,389                    105,492
Other assets                                                                            3,543                        976
                                                                        ---------------------       --------------------
       Total assets                                                                  $301,641                   $212,734
                                                                        =====================       ====================

                  LIABILITIES AND
                STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                            $    142                   $    140
     Accounts payable and accrued liabilities                                          34,935                     37,599
                                                                        ---------------------       --------------------
       Total current liabilities                                                       35,077                     37,739
                                                                        ---------------------       --------------------

Long-term debt, net of current maturities                                             130,149                     57,235
Deferred income taxes                                                                   8,360                      6,967
                                                                        ---------------------       --------------------
       Total liabilities                                                              173,586                    101,941
                                                                        ---------------------       --------------------

Stockholders' equity
     Common stock                                                                          21                         19
     Additional paid-in capital                                                       120,014                    104,271
     Retained earnings                                                                  8,020                      6,503
                                                                        ---------------------       --------------------
       Total stockholders' equity                                                     128,055                    110,793
                                                                        ---------------------       --------------------
       Total liabilities and stockholders' equity                                    $301,641                   $212,734
                                                                        =====================       ====================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)

                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31
                                                                                          ---------------------------------
                                                                                            2000                     1999
                                                                                          --------                 --------
Sales                                                                                      $67,933                  $12,956
Cost of goods sold                                                                          55,748                   10,625
                                                                                          --------                 --------
  Gross profit                                                                              12,185                    2,331
Selling, general and administrative expenses                                                 5,277                    1,323
Depreciation and amortization                                                                2,354                      292
                                                                                          --------                 --------
  Income from operations                                                                     4,554                      716
Interest expense (income), net                                                               2,251                      (38)
Other, net                                                                                    (234)                    (189)
                                                                                          --------                 --------
  Income before income tax provision                                                         2,537                      943
Income tax provision                                                                         1,020                       17
                                                                                          --------                 --------
  Net income                                                                               $ 1,517                  $   926
                                                                                          ========                 ========
Earnings per share:
  Basic                                                                                      $0.08                    $0.30
                                                                                          ========                 ========
  Diluted                                                                                    $0.08                    $0.30
                                                                                          ========                 ========
Number of shares used in calculating earnings per share:
  Basic                                                                                     20,206                    3,120
                                                                                          ========                 ========
  Diluted                                                                                   20,209                    3,120
                                                                                          ========                 ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31
                                                                                         -----------------------------------
                                                                                            2000                     1999
                                                                                         ----------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $  1,517                  $   926
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                              2,354                      292
   Net gain on sale of property, plant and equipment                                            (15)                    (189)
   Deferred income tax provision                                                                600                       --
   Provision for doubtful accounts                                                               67                       --
   Changes in assets and liabilities, excluding effects of acquisitions:
   Receivables                                                                                7,287                    1,836
   Prepaid expenses and other current assets                                                   (225)                     173
   Accounts payable and accrued liabilities                                                 (12,298)                  (1,118)
                                                                                           --------                 --------
       Net cash provided by (used in) operating activities                                     (713)                   1,920
                                                                                           --------                 --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                 (3,090)                  (1,768)
  Payments for acquisitions accounted for as purchases, net of cash received
   of $2,987 and $0                                                                         (66,710)                      --
  Proceeds from disposals of property, plant and equipment                                       24                    1,129
                                                                                           --------                 --------
       Net cash used in investing activities                                                (69,776)                    (639)
                                                                                           --------                 --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                   72,952                    1,613
  Repayments of borrowings                                                                      (36)                     (31)
  Distributions to stockholders                                                                  --                   (1,637)
                                                                                           --------                 --------
       Net cash provided by (used in) financing activities                                   72,916                      (55)
                                                                                           --------                 --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     2,427                    1,226
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                627                    4,213
                                                                                           --------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  3,054                  $ 5,439
                                                                                           ========                 ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                    $1,768                      $18
  Cash paid for income taxes                                                                $  232                      $40

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

  U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed the initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through March 31, 2000, U.S. Concrete acquired 11 additional operating businesses and intends to acquire additional companies to expand its operations.

  For financial statement presentation purposes, (1) we present Central Concrete Supply Co., Inc., one of the acquired businesses, as the acquirer of the other acquired businesses and U.S. Concrete, (2) we account for these acquisitions in accordance with the purchase method of accounting and (3) the effective date of the initial acquisitions is May 31, 1999. Our financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. The operations of the businesses we acquired after May 31, 1999 are included from their respective dates of acquisition.

  Under applicable regulations of the SEC, the historical consolidated financial statements in this report are unaudited and omit information and footnote disclosures that financial statements prepared in accordance with generally accepted accounting principles normally would include. In the opinion of management, (1) the disclosures herein are adequate to make the information presented not misleading and (2) the consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods presented.

  Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements and related notes in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 1999.

2. SIGNIFICANT ACCOUNTING POLICIES

  U.S. Concrete has not added to or changed its accounting policies significantly since December 31, 1999. For a description of these policies, refer to Note 2 of the Consolidated Financial Statements in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 1999.

3. BUSINESS COMBINATIONS

  During the first quarter of 2000, U.S. Concrete acquired three businesses.
The aggregate consideration it paid in these transactions, all of which are accounted for as purchases, consisted of $67.4 million in cash and 2.6 million shares of common stock. The accompanying balance sheet as of March 31, 2000 includes preliminary allocations of the purchase prices and is subject to final adjustment. The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming that all the businesses acquired through March 31, 2000 by U.S. Concrete had been acquired on January 1, 1999:

                                                                               THREE MONTHS ENDED          YEAR ENDED
                                                                                 MARCH 31, 2000         DECEMBER 31, 1999
                                                                             ----------------------   ---------------------
                                                                                               (unaudited)
Revenues......................................................................         $74,566                $372,858
Net Income....................................................................         $ 1,351                $ 17,207
Basic earnings per share......................................................         $  0.06                $   0.81
Diluted earnings per share....................................................         $  0.06                $   0.81


  The pro forma adjustments these amounts include primarily relate to:

 . contractual reductions in salaries, bonuses and benefits to former owners of the businesses;

 . elimination of legal, accounting and other professional fees incurred in connection with the acquisitions;

 .  amortization of goodwill resulting from the acquisitions;

 . reduction in interest expense, net of interest expense on borrowings to fund acquisitions; and

 . adjustments to the federal and state income tax provisions based on pro forma operating results.

  The pro forma financial information does not purport to represent what the combined financial results of operations of U.S. Concrete actually would have been if these transactions had in fact occurred when assumed and are not necessarily representative of its financial results of operations for any future period.

  From April 1, 2000 through May 11, 2000, U.S. Concrete acquired one business for $11.5 million in cash and 0.5 million shares of common stock in a transaction accounted for as a purchase.

4. SHARES USED IN COMPUTING EARNINGS PER SHARE

  The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating earnings per share:

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                   --------------------------------
                                                                                                     2000                   1999
                                                                                                  ----------             ----------
                                                                                                             (unaudited)
Shares issued to Central's owners                                                                     3,120                  3,120
Shares issued to owners of acquired businesses other than Central                                     9,863                     --
Shares issued to initial stockholders and management personnel of U.S. Concrete                       2,853                     --
Shares issued in the IPO                                                                              4,370                     --
                                                                                                    -------                -------
    Number of shares used in calculating basic earnings per share                                    20,206                  3,120
Effect of shares issuable under stock options and warrants based on the treasury
 stock method                                                                                             3                     --
                                                                                                    -------                -------
    Number of shares used in calculating diluted earnings per share
                                                                                                     20,209                  3,120
                                                                                                    =======                 ======

5. LONG-TERM DEBT

  A summary of long-term debt is as follows (dollars in thousands):

                                                                                           MARCH 31,               DECEMBER 31,
                                                                                             2000                      1999
                                                                                          ----------               ------------
                                                                                          (unaudited)
Secured revolving credit facility                                                           $130,050                  $57,100
Other                                                                                            241                      275
                                                                                            --------                  -------
                                                                                             130,291                   57,375
  Less:  current maturities                                                                     (142)                    (140)
                                                                                            --------                  -------
Long-term debt, net of current maturities                                                   $130,149                  $57,235
                                                                                            ========                  =======

  On May 28, 1999, U.S. Concrete entered into a three-year $75 million revolving credit facility with a group of banks. It may use this facility for working capital, to finance acquisitions, to internally expand operations and for other general corporate purposes. Availability under the facility is tied to consolidated cash flow and liquidity. Advances bear interest, at U.S. Concrete's option, at a prime rate or LIBOR, in each case plus a margin keyed to the ratio of consolidated indebtedness to cash flow. Commitment fees are due on any unused borrowing capacity. The facility requires U.S. Concrete to maintain financial covenants regarding net worth, coverage ratios and additional indebtedness and prohibits dividends on its common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets secure the payment of all obligations owing under the facility. The size of the facility increased to $100 million in December 1999 and $200 million in February 2000.

6. INCOME TAXES

  Prior to their respective acquisitions, Central and other acquired businesses were S corporations and were not subject to federal income taxes. Effective with their acquisitions they became subject to those taxes, and U.S. Concrete has recorded an estimated deferred tax liability to provide for its estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these corporations as of the dates of their acquisitions. These consolidated financial statements reflect the federal and state income taxes of these corporations since their dates of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading "Cautionary Statement Concerning Forward-looking Statements" following Items 1 and 2 of Part I of our annual report on Form 10-K for the year ended December 31, 1999 and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Future Operating Results" in Item 7 of Part II of that annual report on Form 10-K.

RESULTS OF OPERATIONS

  The following table sets forth for us selected historical statement of operations information and that information as a percentage of sales for the periods indicated. These financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. Except as we note below, the consolidation of operating results beginning on June 1, 1999 and our subsequent acquisitions in 1999 and the first quarter of 2000 principally account for the changes in 2000 from 1999.

                                                                         THREE MONTHS ENDED MARCH 31
                                                       ------------------------------------------------------------------
                                                                2000                                   1999
                                                       -------------------------          -------------------------------
                                                                         (dollars in thousands; unaudited)
Sales                                                   $67,933          100.0%             $12,956                100.0%
Cost of goods sold                                       55,748           82.1               10,625                 82.0
                                                        -------          -----              -------                -----
  Gross profit                                           12,185           17.9                2,331                 18.0
Selling, general and administrative expenses              5,277            7.8                1,323                 10.2
Depreciation and amortization                             2,354            3.4                  292                  2.3
                                                        -------          -----              -------                -----

  Income from operations                                  4,554            6.7                  716                  5.5
Interest expense (income), net                            2,251            3.3                  (38)                (0.3)
Other, net                                                 (234)          (0.3)                (189)                (1.4)
                                                        -------          -----              -------                -----

  Income before income tax provision                      2,537            3.7                  943                  7.2
Income tax provision                                      1,020            1.5                   17                  0.1
                                                        -------          -----              -------                -----
  Net income                                            $ 1,517            2.2%             $   926                  7.1%
                                                        =======          =====              =======                =====

  SALES. Sales increased $55.0 million, or 424.3%, from $13.0 million in 1999 to $67.9 million in 2000.

  GROSS PROFIT. Gross profit increased $9.9 million, or 422.7%, from $2.3 million in 1999 to $12.2 million in 2000. Gross margins decreased from 18.0% in 1999 to 17.9% in 2000.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.0 million, or 298.8%, from $1.3 million in 1999 to $5.3 million in 2000. The 2000 expenses include the salaries of our executive officers and expenses we incurred in building our corporate infrastructure.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.1 million, or 706.2%, from $292,000 in 1999 to $2.4 million in 2000. This increase includes amortization of the goodwill attributable to our acquisition activity. We are amortizing this goodwill over 40 years for each acquisition. At March 31, 2000, the annualized amount of this noncash expense was $3.4 million.

  INTEREST EXPENSE (INCOME), NET. Interest expense (income), net, increased $2.3 million from $(38,000) in 1999 to $2.3 million in 2000. This increase was attributable principally to borrowings we made to finance our post-IPO acquisitions and to refinance indebtedness of our acquired businesses.

  INCOME TAX PROVISION. We provided for income taxes of $1.0 million in 2000, an increase of $1.0 million from our provision in 1999. This increase is attributable to the fact that Central was an S corporation during 1999 and thus made no provision for federal income taxes in that period.

LIQUIDITY AND CAPITAL RESOURCES

  During the first quarter of 2000, we acquired three operating businesses for aggregate consideration of $67.4 million in cash and 2.6 million shares of common stock. We used the purchase method of accounting for each of these acquisitions. These acquisitions principally account for the changes in our working capital accounts and our property, plant and equipment account from December 31, 1999 to March 31, 2000.

  In February 2000, we increased the size of our secured revolving credit facility to $200 million. We had $130.1 million of outstanding borrowings under the facility at March 31, 2000 at a weighted average interest cost of 8.4% per annum. The facility has a term expiring in May 2002 and a $5.0 million sublimit for letters of credit issued on our behalf. Our borrowing capacity under the facility will vary from time to time depending on our satisfaction of several financial tests. We may use the facility for the following purposes:

      .    financing acquisitions;

      .    internally expanding operations;

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

  The continuation of our growth strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our common stock or debt securities, including convertible debt securities, and borrowings under our credit facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using our common stock for this purpose may result in dilution to our then existing stockholders. To the extent we are unable to use our common stock to make future acquisitions, our ability to grow will be limited by the extent to which we are able to raise capital for this purpose, as well as to expand existing operations, through debt or additional equity financings. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our presently anticipated expansion, which could materially adversely affect our business and the value of our common stock.

  We cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Borrowings under our revolving credit facility expose us to certain market risks. Outstanding borrowings under our credit facility were $130.1 million at March 31, 2000. Based on this outstanding balance, a change of one percent in the interest rate would cause a change in interest expense of approximately $1.3 million, or $0.04 per share, on an annual basis. We did not enter into our credit facility for trading purposes and the facility carries interest at a pre-agreed percentage point spread from either a prime interest rate or a 60-day Eurodollar interest rate.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c)  Unregistered Sales of Securities.

  Between January 1, 2000 and March 31, 2000, U.S. Concrete issued 2,613,202 shares of common stock as part of the consideration we paid to the former owners of the three businesses we acquired in that period. We issued these shares without registration under the Securities Act in reliance on the exemption
Section 4(2) of the Securities Act provides for transactions not involving any public offering. Each acquisition involved a small number of owners who received shares of U.S. Concrete common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

   EXHIBIT
   NUMBER                                                     DESCRIPTION
-----------                                                  -------------
     2.1*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, OCC
                Acquisition Inc., Opportunity Concrete Corporation and the stockholders named therein (Form S-1 (Reg. No.
                333-74855), Exhibit 2.1).
     2.2*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Walker's
                Acquisition Inc., Walker's Concrete, Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-
                74855), Exhibit 2.2).
     2.3*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Central
                Concrete Acquisitions Inc., Central Concrete Supply Co., Inc. and the stockholders named therein (Form S-1
                (Reg. No. 333-74855), Exhibit 2.3).
     2.4*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Bay Cities
                Acquisition Inc., Bay Cities Building Materials Co., Inc. and the stockholders named therein (Form S-1
                (Reg.   No. 333-74855), Exhibit 2.4).
     2.5*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Baer
                Acquisition Inc., Baer Concrete, Incorporated and the stockholders named therein (Form S-1 (Reg. No. 333-
                74855), Exhibit 2.5).
     2.6*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Santa Rosa
                Acquisition Inc., R.G. Evans/Associates (d/b/a/ Santa Rosa Cast Products Co.) and the stockholders named therein  (Form S-1 (Reg. No. 333-74855), Exhibit 2.6).
     2.7*   --  Uniform Provisions for the Acquisitions (incorporated into the agreements filed as Exhibits 2.1 through
                2.6 hereto) (Form S-1 (Reg. No. 333-74855), Exhibit 2.7).
     2.8*   --  Acquisition Agreement and Plan of Reorganization dated as of September 14, 1999 by and among U.S.
                Concrete, Inc., Concrete XI Acquisition, Inc., Carrier Excavation and Foundation Company, John F. Carrier,
                William Henry Carrier, Michael K. Carrier, Mary G. Carrier, Trustee for Anne Carrier (TN UGMA), William
                Henry Carrier, Trustee for William Henry Carrier, Jr. (TN UGMA), and Mary G. Carrier (Form 10-K for the
                year ended December 31, 1999 (File No. 1-12977), Exhibit 2.8).
     2.9*   --  Stock Purchase Agreement dated as of November 5, 1999 by and among U.S. Concrete, Inc., B. Thomas Stover, as Trustee under Trust Agreement dated February 20, 1986 for B. Thomas Stover, Sarah M. Stover, as Trustee under Trust
                Agreement dated February 27, 1990 for Sarah M. Stover, B. Andrew Stover, B. Thomas Stover, Custodian under Michigan
                Uniform Gifts to Minors Act for the benefit of Carolyn A. Stover, Jeffery D. Spahr, Jeffrey T. Stover, and Bradley
                C. Stover (Form 10-K for the year ended December 31, 1999 (File No. 1-12977), Exhibit 2.9).
    2.10*   --  Stock Purchase Agreement, dated January 20, 2000, by and among Robert S. Beall, Chase Bank of Texas, National
                Association, in its capacity as Trustee for Allison Beall 1999 Trust, Logan Beall 1999 Trust, Allison Beall
                Descendents' Trust and Logan Beall Descendents' Trust and U.S. Concrete, Inc. (Form 8-K dated February 23, 2000,
                Exhibit 2.1).
    2.11*   --  Amendment No. 1 to Stock Purchase Agreement, dated January 28, 2000, by and among Robert S. Beall, Chase Bank of
                Texas, National Association, in its capacity as trustee for Allison Beall 1999 Trust, Logan Beall 1999 Trust,
                Allison Beall Descendents' Trust and Logan Beall Descendents' Trust and U.S. Concrete, Inc. (Form 8-K dated
                February 23, 2000, Exhibit 2.2).

   EXHIBIT
   NUMBER                                                     DESCRIPTION
-----------                                                  -------------
    2.12*   --  Stock Purchase Agreement, dated January 24, 2000, by and among Fallis Arch Beall, Nola Sue Beall, Robert S. Beall,
                Leigh Ann Gathright, Doris W. Stokes and Fallis Arch Beall, in his capacity as Trustee for the R. E. Stokes Trust and U.S. Concrete, Inc. (Form 8-K dated February 23, 2000, Exhibit 2.3).
    2.13*   --  Acquisition Agreement and Plan of Reorganization dated as of February 8, 2000 by and among U.S. Concrete, Inc.,
                Concrete XIX Acquisition, Inc., Cornillie Fuel & Supply, Inc., Richard A. Deneweth, and Joseph C. Cornillie, Trustee
                URTA of Joseph C. Cornillie (Form 10-K for the year ended December 31, 1999 (File No. 1- 12977), Exhibit 2.13).
    2.14*   --  Stock Purchase Agreement dated as of February 8, 2000 by and among U.S. Concrete, Inc., Cornillie Fuel & Supply,
                Inc., Dencor, Inc., Richard A. Deneweth and Joseph C. Cornillie, Trustee URTA of Joseph C. Cornillie (Form 10-K for
                the year ended December 31, 1999 (File No. 1-12977), Exhibit 2.14).
    2.15*   --  Acquisition Agreement and Plan of Reorganization dated as of February 8, 2000 by and among U.S. Concrete, Inc.,
                Concrete XVIII Acquisition, Inc., Cornillie Leasing, Inc., Richard A. Deneweth, and Joseph C. Cornillie, Trustee
                URTA of Joseph C. Cornillie (Form 10-K for the year ended December 31, 1999 (File No. 1-12977), Exhibit 2.15).
    2.16*   --  Acquisition Agreement and Plan of Reorganization dated as of March 2, 2000 by and among U.S. Concrete, Inc.,
                Concrete XXIV Acquisition, Inc., Stancon Inc. and Donald S. Butler and John Grace (Form 10-K for the year ended
                December 31, 1999 (File No. 1-12977), Exhibit 2.16).
     3.1*   --  Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).
     3.2*   --  Bylaws of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.2).
     4.1*   --  Amended and Restated Credit Agreement dated as of February 9, 2000, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union Nation Bank, as documentation agent, Bank One, Texas, NA, Branch Banking & Trust Company, Credit Lyonnais New York Branch and The
                Bank of Nova Scotia, as co-managing agents and Chase Bank of Texas, N.A., as the Administrative Agent, and Chase
                Securities, Inc. as sole book manager and lead arranger (Form 10-K for the year ended December 31, 1999
                (File No. 1-12977), Exhibit 4.6).
     27.1   --  Financial Data Schedule.

---------------
*  Incorporated by reference to the filing indicated.

(b)  Reports on Form 8-K.

  On February 24, 2000, we filed with the SEC a Current Report on Form 8-K to report our February 10, 2000 acquisition of Beall Industries, Inc., Atlas Concrete, Inc., Atlas-Tuck Concrete, Inc., Stokes Transit-Mix, Inc. and Beall Trucking, Inc. (collectively, the "Beall Companies"), which we accounted for as a purchase transaction. On April 20, 2000, we amended that Form 8-K to include
(1) the combined balance sheets of the Beall Companies as of December 31, 1999 and 1998 and the combined statements of operations and comprehensive income, stockholders' equity and cash flows of the Beall Companies for the years ended December 31, 1999 and 1998 and (2) the pro forma condensed consolidated balance sheet of U.S. Concrete and subsidiaries as of December 31, 1999 and the pro forma condensed consolidated statement of operations of U.S. Concrete and subsidiaries for the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     U.S. CONCRETE, INC.


Date:  May 15, 2000                     By:  /s/  Michael W. Harlan
                                           ------------------------
                                         Michael W. Harlan
                                         Senior Vice President -- Chief
                                          Financial Officer