Form 10-Q
period 2000-06-30
US CONCRETE INC
filed 2000-08-14
CIK 1073429

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    for the quarterly period ended June 30, 2000 or

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

                               Yes [X]   No [ ]

  U.S. Concrete, Inc. had 21,981,827 shares of its Common Stock, par value $.001 per share, outstanding at August 14, 2000.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                       Page
                                                                                       ----
Part I - Financial Information
 Item 1.  Financial Statements
   U.S. CONCRETE, INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets                                                1
     Condensed Consolidated Statements of Operations                                      2
     Condensed Consolidated Statements of Cash Flows                                      3
     Notes to Condensed Consolidated Financial Statements                                 4
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
   of Operations                                                                          7
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      9

Part II - Other Information
 Item 1.  Legal Proceedings                                                              10
 Item 2.  Changes in Securities and Use of Proceeds                                      10
 Item 4.  Submission of Matters to a Vote of Security Holders                            10
 Item 6.  Exhibits and Reports on Form 8-K                                               11

                        PART I  -- FINANCIAL INFORMATION

Item 1. Financial Statements

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      JUNE 30,   DECEMBER 31,
                                                        2000         1999
                                                     ----------  ------------
                                                     (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                        $  3,355     $    627
     Trade accounts receivable, net                     65,846       44,085
     Receivables from related parties                    1,481        1,496
     Inventories                                         7,080        4,351
     Prepaid expenses and other current assets           1,486        1,758
                                                      --------     --------
        Total current assets                            79,248       52,317
                                                      --------     --------

Property, plant and equipment, net                      84,887       53,949
Goodwill, net                                          183,327      105,492
Other assets                                             2,353          976
                                                      --------     --------
        Total assets                                  $349,815     $212,734
                                                      ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt             $    143     $    140
     Accounts payable and accrued liabilities           48,410       37,599
                                                      --------     --------
        Total current liabilities                       48,553       37,739
                                                      --------     --------
Long-term debt, net of current maturities              153,142       57,235
Deferred income taxes                                    9,125        6,967
                                                      --------     --------
        Total liabilities                              210,820      101,941
                                                      --------     --------
Stockholders' equity
     Common stock                                           22           19
     Additional paid-in capital                        124,297      104,271
     Retained earnings                                  14,676        6,503
                                                      --------     --------
        Total stockholders' equity                     138,995      110,793
                                                      --------     --------
        Total liabilities and stockholders' equity    $349,815     $212,734
                                                      ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)


                                                                   THREE MONTHS                             SIX MONTHS
                                                                  ENDED JUNE 30                            ENDED JUNE 30
                                                         -------------------------------           ------------------------------
                                                             2000                1999                 2000                1999
                                                         -----------           ---------           ----------          ----------
Sales                                                       $106,463             $27,648             $174,396             $40,604
Cost of goods sold                                            83,474              22,150              139,222              32,775
                                                         -----------           ---------           ----------          ----------
  Gross profit                                                22,989               5,498               35,174               7,829
Selling, general and administrative expenses                   5,946               2,134               11,223               3,457
Stock compensation charge                                         --               2,880                   --               2,880
Depreciation and amortization                                  3,064                 666                5,418                 959
                                                         -----------           ---------           ----------          ----------
  Income (loss) from operations                               13,979                (182)              18,533                 533
Interest expense, net                                          3,399                 317                5,650                 279
Other income, net                                                661                 145                  895                 334
                                                         -----------           ---------           ----------          ----------
  Income (loss) before income tax provision                   11,241                (354)              13,778                 588
Income tax provision                                           4,585               1,642                5,605               1,642
                                                         -----------           ---------           ----------          ----------
  Net income (loss)                                         $  6,656             $(1,996)            $  8,173             $(1,054)
                                                         ===========           =========           ==========          ==========
Net income (loss) per share:
  Basic                                                        $0.31              $(0.23)               $0.39              $(0.17)
                                                         ===========           =========           ==========          ==========
  Diluted                                                      $0.31              $(0.23)               $0.39              $(0.17)
                                                         ===========           =========           ==========          ==========
Number of shares used in calculating net income
 (loss) per share:
  Basic                                                       21,696               8,576               20,951               6,037
                                                         ===========           =========           ==========          ==========
  Diluted                                                     21,756               8,576               20,982               6,037
                                                         ===========           =========           ==========          ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30
                                                                             -------------------------
                                                                                 2000           1999
                                                                             ----------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            $  8,173       $ (1,054)
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                  5,418            959
   Net gain on sale of property, plant and equipment                               (336)          (215)
   Deferred income tax provision                                                  1,300            924
   Provision for doubtful accounts                                                  103            217
   Stock compensation charge                                                         --          2,880
  Changes in assets and liabilities, excluding effects of acquisitions:
   Receivables                                                                   (8,794)        (4,361)
   Prepaid expenses and other current assets                                         77            (60)
   Accounts payable and accrued liabilities                                      (3,898)         3,482
                                                                             ----------      ---------
    Net cash provided by operating activities                                     2,043          2,772
                                                                             ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                     (4,657)        (2,240)
  Payments for acquisitions accounted for as purchases, net of cash received
   of $3,848 and $9,154                                                         (91,819)       (37,051)

  Proceeds from disposals of property, plant and equipment                        1,251            959
  Other                                                                              --            691
                                                                             ----------      ---------
    Net cash used in investing activities                                       (95,225)       (37,641)
                                                                             ----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       95,982         18,700
  Repayments of borrowings                                                          (72)        (3,480)
  Proceeds from issuances of common stock                                            --         32,512
  Cash paid related to common stock issuance costs                                   --         (3,002)
  Distributions to stockholders                                                      --         (4,952)
                                                                             ----------      ---------
    Net cash provided by financing activities                                    95,910         39,778
                                                                             ----------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,728          4,909
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    627          4,213
                                                                             ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  3,355       $  9,122
                                                                             ==========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                       $  4,900       $    262
  Cash paid for income taxes                                                   $  3,481       $    137

NONCASH FINANCING ACTIVITY:
  Distribution of cash surrender value of life insurance to stockholder        $    --        $  1,155

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

  U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed the initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through June 30, 2000, U.S. Concrete acquired 13 additional operating businesses and intends to acquire additional companies to expand its operations.

  For financial statement presentation purposes, (1) we present Central Concrete Supply Co., Inc., one of the businesses we initially acquired, as the acquirer of the other acquired businesses and U.S. Concrete, (2) we account for these acquisitions in accordance with the purchase method of accounting and (3) the effective date of the initial acquisitions is May 31, 1999. Our financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. Our financial statements reflect the operations of the businesses we acquired after May 31, 1999 from their respective dates of acquisition.

  U.S. Concrete's future success depends on a number of factors, which include integrating operations successfully, identifying and integrating satisfactory acquisition candidates, obtaining acquisition financing, managing growth, attracting and retaining qualified management and employees, complying with government regulations and other regulatory requirements or contract specifications, and addressing risks associated with competition, seasonality and quarterly fluctuations.

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

3. BUSINESS COMBINATIONS

  During the first half of 2000, U.S. Concrete acquired five businesses. The aggregate consideration it paid in these transactions, all of which are accounted for as purchases, consisted of $86.0 million in cash and 3.3 million shares of common stock. The accompanying balance sheet as of June 30, 2000 includes preliminary allocations of the purchase prices and is subject to final adjustment. The initial purchase price allocations of the five acquired businesses resulted in the addition of $73.4 million to goodwill. The following summarized pro forma financial information adjusts the historical financial information by assuming that all the businesses acquired through June 30, 2000 by U.S. Concrete had been acquired on January 1, 1999:

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30                            JUNE 30
                                       ----------------------------        --------------------------
                                           2000              1999             2000             1999
                                         --------          --------         --------         --------
                                        (dollars in thousands, except per share amounts; unaudited)
Revenues                               $108,969          $102,699         $184,452         $175,611
Net income                             $  6,864          $  3,539         $  7,898         $  4,710
Basic earnings per share               $   0.31          $   0.16         $   0.36         $   0.21
Diluted earnings per share             $   0.31          $   0.16         $   0.36         $   0.21

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

4. SHARES USED IN COMPUTING EARNINGS PER SHARE

  The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating earnings per share:

                                                               THREE MONTHS                       SIX MONTHS
                                                              ENDED JUNE 30                      ENDED JUNE 30
                                                      ----------------------------     ------------------------------
                                                            2000          1999              2000             1999
                                                      ------------    ------------     -------------     ------------
                                                                                (unaudited)
Shares issued to Central's owners                            3,120           3,120             3,120            3,120
Shares issued to owners of acquired businesses other
 than Central                                               11,353           2,127            10,608            1,069
Shares issued to initial stockholders and
 management personnel of U.S. Concrete                       2,853           1,832             2,853            1,095
Shares issued in the IPO                                     4,370           1,497             4,370              753
                                                     -------------    ------------     -------------     ------------
  Number of shares used in calculating basic
   earnings per share                                       21,696           8,576            20,951            6,037
Effect of shares issuable under stock options and
 warrants based on the treasury stock method                    60              --                31               --
                                                     -------------    ------------     -------------     ------------
  Number of shares used in calculating diluted
   earnings per share                                       21,756           8,576            20,982            6,037
                                                     =============    ============     =============     ============


5. LONG-TERM DEBT

  A summary of long-term debt is as follows (dollars in thousands):

                                                   JUNE 30,      DECEMBER 31,
                                                     2000            1999
                                                  ----------     -------------
                                                 (unaudited)
Secured revolving credit facility                   $153,079         $57,100
Other                                                    206             275
                                                 -----------     -----------
                                                     153,285          57,375
  Less:  current maturities                             (143)           (140)
                                                 -----------     -----------
Long-term debt, net of current maturities           $153,142         $57,235
                                                 ===========     ===========

  On May 28, 1999, U.S. Concrete entered into a three-year $75 million revolving credit facility with a group of banks. It may use this facility for working capital, to finance acquisitions, to internally expand operations and for other general corporate purposes. Availability under the facility is tied to consolidated cash flow and liquidity. Advances bear interest, at U.S. Concrete's option, at a prime rate or LIBOR, in each case plus a margin keyed to the ratio of consolidated indebtedness to cash flow. Commitment fees are due on any unused borrowing capacity. The facility requires U.S. Concrete to maintain financial covenants regarding net worth, coverage ratios and additional indebtedness and prohibits dividends on its common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets secure the payment of all obligations owing under the facility. The size of the facility increased to $100 million in December 1999 and to $200 million in February 2000.

6. INCOME TAXES

  Prior to their respective acquisitions, Central and several other acquired businesses were S corporations and were not subject to federal income taxes. Effective with their acquisitions they became subject to those taxes, and U.S. Concrete has recorded an estimated deferred tax liability to provide for its estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these corporations as of the dates of their acquisitions. These consolidated financial statements reflect the federal and state income taxes of these corporations since their dates of acquisition.

7.  LEGAL PROCEEDINGS

  You should read Item 1 of Part II for a discussion of our legal proceedings.

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

RESULTS OF OPERATIONS

  The following table sets forth for us selected historical statements of operations information and that information as a percentage of sales for the periods indicated. These financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. Except as we note below, the consolidation of operating results beginning on June 1, 1999 and our subsequent acquisitions in 1999 and the first two quarters of 2000 principally account for the changes in 2000 from 1999.

                                            THREE MONTHS ENDED JUNE 30                         SIX MONTHS ENDED JUNE 30
                                  --------------------------------------------       ------------------------------------------
                                          2000                     1999                      2000                   1999
                                  -------------------      -------------------       -------------------      -----------------
                                                                (dollars in thousands; unaudited)
Sales                             $106,463      100.0%     $27,648       100.0%      $174,396      100.0%     $40,604     100.0%
Cost of goods sold                  83,474       78.4       22,150        80.1        139,222       79.8       32,775      80.7
                                  ---------------------------------------------------------------------------------------------
  Gross profit                      22,989       21.6        5,498        19.9         35,174       20.2        7,829      19.3
Selling, general and
 administrative expenses             5,946        5.6        2,134         7.7         11,223        6.4        3,457       8.5
Stock compensation charge               --         --        2,880        10.4             --         --        2,880       7.1
Depreciation and amortization        3,064        2.9          666         2.4          5,418        3.1          959       2.4
                                  ---------------------------------------------------------------------------------------------
  Income (loss) from operations     13,979       13.1         (182)       (0.6)        18,533       10.7          533       1.3
Interest expense, net                3,399        3.2          317         1.1          5,650        3.2          279       0.7
Other income, net                      661        0.6          145         0.5            895        0.5          334       0.8
                                  ---------------------------------------------------------------------------------------------
  Income (loss) before income tax
   provision                        11,241       10.5         (354)       (1.2)        13,778        8.0          588       1.4
Income tax provision                 4,585        4.3        1,642         5.9          5,605        3.2        1,642       4.0
                                  ---------------------------------------------------------------------------------------------
  Net income (loss)               $  6,656        6.2%     $(1,996)       (7.1)%     $  8,173        4.8%     $(1,054)    (2.6)%
                                  =============================================================================================

  SALES. Sales increased $78.8 million, or 285.1%, and $133.8 million, or 329.5%, for the three- and six-month periods ended June 30, 2000, respectively, as compared with the corresponding periods in 1999.

  GROSS PROFIT. Gross profit increased $17.5 million, or 318.1%, and $27.3 million, or 349.3%, for the three- and six-month periods ended June 30, 2000, respectively, as compared with the corresponding periods in 1999. Gross margins increased from 19.9% in the three months ended June 30, 1999 to 21.6% in the three months ended June 30, 2000 and increased from 19.3% in the six months ended June 30, 1999 to 20.2% in the six months ended June 30, 2000.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.8 million, or 178.7%, and $7.8 million, or 224.7%, for the three- and six-month periods ended June 30, 2000, respectively, as compared with the corresponding periods in 1999.

  STOCK COMPENSATION CHARGE. The 1999 stock compensation charge represents a noncash charge related to 400,000 shares of common stock U.S. Concrete issued in December 1998 and March 1999 to management and nonemployee directors at a nominal cost. The amount of this charge reflected a fair value of $7.20 per share, which represented a 10% discount from the initial offering price to the public of $8.00 per share in the IPO.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $2.4 million, or 360.0%, and $4.5 million, or 465.0%, for the three- and six-month periods ended June 30, 2000, respectively, as compared with the corresponding periods in 1999. This increase includes amortization of the goodwill attributable to our acquisition activity. We are amortizing this goodwill over 40 years for each acquisition. At June 30, 2000, the annualized amount of this noncash expense was $4.7 million.

  INTEREST EXPENSE, NET. Interest expense, net, increased $3.1 million, or 972.2%, and $5.4 million, or 1,925.0%, for the three- and six-month periods ended June 30, 2000, respectively, as compared with the corresponding periods in
1999.   This increase was attributable principally to borrowings we made to pay the cash portion of the purchase prices for our acquisitions. At June 30, 2000, we had borrowings totaling $153.1 million outstanding under our credit facility at a weighted average interest cost of 8.5% per annum.

  OTHER INCOME, NET. Other income, net increased $516,000, or 355.9%, and $561,000, or 168.0%, for the three- and six-month periods ended June 30, 2000, respectively, as compared with the corresponding periods in 1999. These increases were attributable to the sale of a customer contract, a gain from the involuntary conversion of property and numerous other items of income and expense.

  INCOME TAX PROVISION. We provided for income taxes of $4.6 million and $5.6 million for the three- and six-month periods ended June 30, 2000, respectively, as compared with a provision of $1,642 during the corresponding periods in 1999. These increases were attributable to the fact that Central was an S corporation during 1999 and thus made no provision for federal income taxes in that period.

LIQUIDITY AND CAPITAL RESOURCES

  Our acquisitions since December 31, 1999 principally account for the changes in our working capital accounts and our property, plant and equipment account from December 31, 1999 to June 30, 2000.

  During the first two quarters of 2000, we purchased five operating businesses that we have accounted for in accordance with the purchase method of accounting. The aggregate consideration we paid in these transactions consisted of $86.0 million in cash and 3.3 million shares of common stock.

  In February 2000, we increased the size of our secured revolving credit facility to $200 million. We had $153.1 million of outstanding borrowings under the facility at June 30, 2000. The facility has a term expiring in May 2002 and a $5.0 million sublimit for letters of credit issued on our behalf. Our borrowing capacity under the facility will vary from time to time depending on our satisfaction of several financial tests. We may use the facility for the following purposes:

   . financing acquisitions;
   . funding the internal  expansion of our operations;
   . working capital; and
   . general corporate purposes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Borrowings under our revolving credit facility expose us to market risks. Outstanding borrowings under our credit facility were $153.1 million at June 30, 2000. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $1.5 million, or $0.04 per share, on an annual basis. We did not enter into our credit facility for trading purposes, and the facility carries interest at a pre-agreed percentage point spread from either a prime interest rate or a LIBOR interest rate.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in California Superior Court in San Mateo County, against U.S. Concrete, Inc. and its subsidiary Central Concrete Supply Co., Inc., that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that U.S. Concrete, Inc. breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 82 years. A predecessor to Central previously prevailed in a similar action brought by the general manager of Bay-Crete under a related agreement, and U.S. Concrete and Central believe they have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit. Based on our evaluation of the above matter, we believe it is unlikely that the final outcome of this claim will have a material adverse effect on our business, financial condition or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of this claim will not have a material adverse effect on our results of operations for the fiscal period in which such resolution occurs.

  From time to time, and currently, we are subject to various other claims and litigation brought by employees, customers and third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations. We believe it is unlikely that the final outcome of any of such claims or litigation will have a material adverse effect on our business, financial condition or results of operations; however, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our results of operations for the fiscal period in which such resolution occurs. We expect in the future we will from time to time be a party to litigation or administrative proceedings which arise in the normal course of our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Unregistered Sales of Securities.

  Between April 1, 2000 and June 30, 2000, U.S. Concrete issued 711,337 shares of common stock as part of the consideration we paid to the former owners of the two businesses we acquired in that period. We issued these shares without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering. Each acquisition involved a small number of owners who received shares of U.S. Concrete common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. Our stockholders voted upon the following matters at their annual meeting held on May 16, 2000:

  (a) The following were elected to serve new terms as directors and received the number of votes set opposite their respective names:

                                        For                    Against
                                     ----------                -------
Eugene P. Martineau                  15,915,507                 3,815
Michael W. Harlan                    15,915,507                 3,815
Peter T. Dameris                     15,915,507                 3,815

  (b) The following are directors whose terms of office as director continued after the meeting:

Vincent D. Foster         William T. Albanese         Murray S. Simpson
Michael D. Mitschele      Robert S. Walker
John R. Colson            Neil J. Vanucci

2. A proposal to ratify the adoption of the U.S. Concrete, Inc. 2000
   Employee Stock Purchase Plan received 15,844,857 votes FOR and 72,165 votes AGAINST, with 2,300 abstentions.

3. A proposal to ratify the appointment of Arthur Andersen LLP as our independent public accountants received 15,914,102 votes FOR and 3,200 votes AGAINST, with 2,020 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


 EXHIBIT
 NUMBER                                                     DESCRIPTION
 ------                                                 -------------------

      2.1*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, OCC Acquisition Inc.,
                 Opportunity Concrete Corporation and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.1).

      2.2*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Walker's Acquisition
                 Inc., Walker's Concrete, Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.2).

      2.3*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Central Concrete
                 Acquisition Inc., Central Concrete Supply Co., Inc. and the stockholders named therein (Form S-1 (Reg.
                 No. 333-74855), Exhibit 2.3).

      2.4*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Bay Cities Acquisition
                 Inc., Bay Cities Building Materials Co., Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-74855),
                 Exhibit 2.4).

      2.5*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Baer Acquisition Inc.,
                 Baer Concrete, Incorporated and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.5).

      2.6*   --  Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Santa Rosa Acquisition
                 Inc., R.G. Evans/Associates (d/b/a/ Santa Rosa Cast Products Co.) and the stockholders named therein (Form S-1
                 (Reg. No. 333-74855), Exhibit 2.6).

      2.7*   --  Uniform Provisions for the Acquisitions (incorporated into the agreements filed as Exhibits 2.1 through 2.6 hereto)
                 (Form S-1 (Reg. No. 333-74855), Exhibit 2.7).

      2.8*   --  Acquisition Agreement and Plan of Reorganization dated as of September 14, 1999 by and among U.S. Concrete, Inc.,
                 Concrete XI Acquisition, Inc., Carrier Excavation and Foundation Company, John F. Carrier, William Henry Carrier,
                 Michael K. Carrier, Mary G. Carrier, Trustee for Anne Carrier (TN UGMA), William Henry Carrier, Trustee for William
                 Henry Carrier, Jr. (TN UGMA), and Mary G. Carrier (Form 10-K for the year ended December 31, 1999 (File
                 No. 1-12977), Exhibit 2.8).

      2.9*   --  Stock Purchase Agreement dated as of November 5, 1999 by and among U.S. Concrete, Inc., B. Thomas Stover, as
                 Trustee under Trust Agreement dated February 20, 1986 for B. Thomas Stover, Sarah M. Stover, as Trustee under Trust
                 Agreement dated February 27, 1990 for Sarah M. Stover, B. Andrew Stover, B. Thomas Stover, Custodian under Michigan
                 Uniform Gifts to Minors Act for the benefit of Carolyn A. Stover, Jeffery D. Spahr, Jeffrey T. Stover, and Bradley
                 C. Stover (Form 10-K for the year ended December 31, 1999 (File No. 1- 12977), Exhibit 2.9).

     2.10*   --  Stock Purchase Agreement dated as of January 20, 2000 by and among Robert S. Beall, Chase Bank of Texas, National
                 Association, in its capacity as Trustee for Allison Beall 1999 Trust, Logan Beall 1999 Trust, Allison Beall
                 Descendents' Trust and Logan Beall Descendents' Trust and U.S. Concrete, Inc. (Form 8-K dated February 23, 2000
                 (File No. 1-12977), Exhibit 2.1).

     2.11*   --  Amendment No. 1 to Stock Purchase Agreement dated as of January 28, 2000 by and among Robert S. Beall, Chase Bank of Texas, National Association, in its capacity as trustee for Allison Beall 1999 Trust, Logan Beall 1999 Trust,
                 Allison Beall Descendents' Trust and Logan Beall Descendents' Trust and U.S. Concrete, Inc. (Form 8-K dated
                 February 23, 2000 (File No. 1-12977), Exhibit 2.2).

     2.12*   --  Stock Purchase Agreement dated as of January 24, 2000 by and among Fallis Arch Beall, Nola Sue Beall, Robert S.
                 Beall, Leigh Ann Gathright, Doris W. Stokes and Fallis Arch Beall, in his capacity as Trustee for the R. E. Stokes
                 Trust and U.S. Concrete, Inc. (Form 8-K dated February 23, 2000 (File No. 1-12977), Exhibit 2.3).

     2.13*   --  Acquisition Agreement and Plan of Reorganization dated as of February 8, 2000 by and among U.S. Concrete, Inc.,
                 Concrete XIX Acquisition, Inc., Cornillie Fuel & Supply, Inc., Richard A. Deneweth and Joseph C. Cornillie, Trustee
                 URTA of Joseph C. Cornillie (Form 10-K for the year ended December 31, 1999 (File No. 1-12977), Exhibit 2.13).

     2.14*   --  Stock Purchase Agreement dated as of February 8, 2000 by and among U.S. Concrete, Inc., Cornillie Fuel & Supply,
                 Inc., Dencor, Inc., Richard A. Deneweth and Joseph C. Cornillie, Trustee URTA of Joseph C. Cornillie (Form 10-K for
                 the year ended December 31, 1999 (File No. 1-12977), Exhibit 2.14).


 EXHIBIT
  NUMBER                                                     DESCRIPTION
 -------                                                ----------------------
     2.15*   --  Acquisition Agreement and Plan of Reorganization dated as of February 8, 2000 by and among U.S. Concrete, Inc.,
                 Concrete XVIII Acquisition, Inc., Cornillie Leasing, Inc., Richard A. Deneweth and Joseph C. Cornillie, Trustee
                 URTA of Joseph C. Cornillie (Form 10-K for the year ended December 31, 1999 (File No. 1-12977), Exhibit 2.15).

     2.16*   --  Acquisition Agreement and Plan of Reorganization dated as of March 2, 2000 by and among U.S. Concrete, Inc.,
                 Concrete XXIV Acquisition, Inc., Stancon Inc. and Donald S. Butler and John Grace (Form 10-K for the year ended
                 December 31, 1999 (File No. 1-12977), Exhibit 2.16).

      3.1*   --  Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

      3.2*   --  Bylaws of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.2).

      3.3    --  Certificate of Designations of Series A Junior Participating Preferred Stock of U.S. Concrete, Inc.

      4.1*   --  Amended and Restated Credit Agreement dated as of February 9, 2000 among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union Nation Bank, as documentation agent, Bank One, Texas, NA, Branch Banking & Trust Company, Credit Lyonnais New York Branch and The
                 Bank of Nova Scotia, as co-managing agents and Chase Bank of Texas, N.A., as the Administrative Agent, and Chase
                 Securities, Inc. as sole book manager and lead arranger (Form 10-K for the year ended December 31, 1999 (File
                 No. 1-12977), Exhibit 4.6).

      27.1   --  Financial Data Schedule.

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

                                            U.S. CONCRETE, INC.


Date:  August 14, 2000                      By:  /s/  Michael W. Harlan
                                               ------------------------
                                               Michael W. Harlan
                                               Senior Vice President -- Chief
                                                Financial Officer