Form 10-Q
period 2000-09-30
US CONCRETE INC
filed 2000-11-14
CIK 1073429

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the quarterly period ended September 30, 2000 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the transition period from  ___________________ to ____________________


                        Commission file number 000-26025

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


                                 Yes    X        No _______
                                      -------

  U.S. Concrete, Inc. had 22,349,599 shares of its Common Stock, par value $.001 per share, outstanding at November 14, 2000.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                        Page
                                                                                        ----
Part I - Financial Information
 Item 1.  Financial Statements
   U.S. CONCRETE, INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets............................................     1
     Condensed Consolidated Statements of Operations..................................     2
     Condensed Consolidated Statements of Cash Flows..................................     3
     Notes to Condensed Consolidated Financial Statements.............................     4
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................................     7
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................     9

Part II - Other Information
 Item 2.  Changes in Securities and Use of Proceeds...................................    10
 Item 6.  Exhibits and Reports on Form 8-K............................................    10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                             September 30,            December 31,
                                                                                2000                     1999
                                                                        --------------------      -------------------
                                                                             (unaudited)
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                  $  2,542                 $    627
     Trade accounts receivable, net                                               74,912                   44,085
     Other receivables                                                             1,813                    1,496
     Inventories                                                                   9,144                    4,351
     Prepaid expenses and other current assets                                     1,210                    1,758
                                                                        ----------------          ---------------
       Total current assets                                                       89,621                   52,317
                                                                        ----------------          ---------------

Property, plant and equipment, net                                                83,383                   53,949
Goodwill, net                                                                    189,370                  105,492
Other assets                                                                       2,459                      976
                                                                        ----------------          ---------------
       Total assets                                                             $364,833                 $212,734
                                                                        ================          ===============

                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                       $    129                 $    140
     Accounts payable and accrued liabilities                                     56,263                   37,599
                                                                        ----------------          ---------------
       Total current liabilities                                                  56,392                   37,739
                                                                        ----------------          ---------------

Long-term debt, net of current maturities                                        150,562                   57,235
Deferred income taxes                                                              9,986                    6,967
                                                                        ----------------          ---------------
       Total liabilities                                                         216,940                  101,941
                                                                        ----------------          ---------------

Stockholders' equity
     Common stock                                                                     22                       19
     Additional paid-in capital                                                  126,463                  104,271
     Retained earnings                                                            21,408                    6,503
                                                                        ----------------          ---------------
       Total stockholders' equity                                                147,893                  110,793
                                                                        ----------------          ---------------
       Total liabilities and stockholders' equity                               $364,833                 $212,734
                                                                        ================          ===============

                     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          1

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)


                                                                 Three Months                                Nine Months
                                                              Ended September 30                          Ended September 30
                                                  -----------------------------------------    -------------------------------------
                                                         2000                 1999                 2000                 1999
                                                  --------------         ------------------    -----------          ----------------
Sales                                                   $116,591              $59,803             $290,987             $100,407
Cost of goods sold                                        91,338               48,078              230,560               80,853
                                                  --------------         ------------          -----------          -----------
  Gross profit                                            25,253               11,725               60,427               19,554
Selling, general and administrative expenses               7,302                2,281               18,525                5,738
Stock compensation charge                                     --                   --                   --                2,880
Depreciation and amortization                              2,747                1,148                8,165                2,106
                                                  --------------         ------------          -----------          -----------
  Income from operations                                  15,204                8,296               33,737                8,830
Interest expense, net                                      4,023                  463                9,673                  742
Other income, net                                            227                  292                1,122                  626
                                                  --------------         ------------          -----------          -----------
  Income before income tax provision                      11,408                8,125               25,186                8,714
Income tax provision                                       4,676                3,212               10,281                4,854
                                                  --------------         ------------          -----------          -----------
  Net income                                            $  6,732              $ 4,913             $ 14,905             $  3,860
                                                  ==============         ============          ===========          ===========


Net income per share:
  Basic                                                 $   0.31              $  0.30             $   0.70             $   0.40
                                                  ==============         ============          ===========          ============
  Diluted                                               $   0.31              $  0.30             $   0.70             $   0.40
                                                  ==============         ============          ===========          ============

Number of shares used in calculating net income
 per share:
       Basic                                              22,027               16,498               21,312                9,562
                                                  ==============         ============          ===========          ===========
       Diluted                                            22,037               16,589               21,337                9,636
                                                  ==============         ============          ===========          ===========

                            The accompanying notes are an integral part of these condensed consolidated financial statements.



                     U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30
                                                                                     -------------------------------------
                                                                                         2000                    1999
                                                                                     ------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $     14,905            $       3,860
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          8,165                    2,106
     Net gain on sale of property, plant and equipment                                       (415)                    (217)
     Deferred income tax provision                                                          2,000                      924
     Provision for doubtful accounts                                                           66                      242
     Stock compensation charge                                                                 --                    2,880
  Changes in assets and liabilities, excluding effects of acquisitions:
     Receivables                                                                          (16,565)                  (9,322)
     Prepaid expenses and other current assets                                                 64                   (1,608)
     Accounts payable and accrued liabilities                                               4,629                    9,108
                                                                                     ------------            -------------
          Net cash provided by operating activities                                        12,849                    7,973
                                                                                     ------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                            (6,514)                  (2,847)
     Payments for acquisitions accounted for as purchases, net of cash received
      of $3,961 and $10,078                                                               (97,935)                 (55,661)
     Proceeds from disposals of property, plant and equipment                               1,839                    2,330
                                                                                     ------------            -------------
          Net cash used in investing activities                                          (102,610)                 (56,178)
                                                                                     ------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                              93,420                   32,148
     Repayments of borrowings                                                                (104)                  (3,501)
     Proceeds from issuances of common stock                                                   --                   32,512
     Common stock issuance costs                                                             (242)                  (3,459)
     Debt issuance costs                                                                   (1,398)                      --
     Distributions to stockholders                                                             --                   (7,714)
                                                                                     ------------            -------------
          Net cash provided by financing activities                                        91,676                   49,986
                                                                                     ------------            -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,915                    1,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              627                    4,213
                                                                                     ------------            -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $      2,542            $       5,994
                                                                                     ============            =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                          $      9,071            $         705
     Cash paid for income taxes                                                      $        889            $         370

NONCASH FINANCING ACTIVITY:
     Distribution of cash surrender value of life insurance to stockholder           $         --            $       1,155

                            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 3


                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

     U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed the initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through September 30, 2000, U.S. Concrete acquired 14 additional operating businesses and intends to acquire additional companies to expand its operations.

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

3. BUSINESS COMBINATIONS

     During the first nine months of 2000, U.S. Concrete acquired six businesses. The aggregate consideration it paid in these transactions, all of which are accounted for as purchases, consisted of $94.1 million in cash and 3.7 million shares of common stock. The accompanying balance sheet as of September 30, 2000 includes a preliminary allocation of this consideration and is subject to final adjustment. This allocation resulted in the addition of $83.6 million to goodwill that is being amortized over 40 years. The following summarized pro forma financial information adjusts the historical financial information by assuming that all the businesses acquired through September 30, 2000 by U.S. Concrete had been acquired on January 1, 1999:

                                      Three Months Ended               Nine Months Ended
                                          September 30                    September 30
                              -----------------------------       ---------------------------
                                 2000               1999             2000             1999
                              ---------           ---------       ---------         ---------
                                (dollars in thousands, except per share amounts; unaudited)
Revenues....................  $ 119,668           $ 121,952       $ 312,724         $ 302,679
Net income..................  $   6,731           $   8,592       $  14,995         $  13,416
Basic earnings per share....  $    0.30           $    0.38       $    0.67         $    0.60
Diluted earnings per share..  $    0.30           $    0.38       $    0.67         $    0.60

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

4. SHARES USED IN COMPUTING EARNINGS PER SHARE

     The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating earnings per share:

                                                               Three Months                               Nine Months
                                                             Ended September 30                        Ended September 30
                                                        ---------------------------              ----------------------------
                                                          2000                1999                 2000                 1999
                                                        -------             -------              -------              -------
                                                                                     (unaudited)
Shares issued to Central's owners                         3,120               3,120                3,120                3,120
Shares issued to owners of acquired businesses other
 than Central                                            11,684               6,155               10,969                2,782
Shares issued to initial stockholders and
 management personnel of U.S. Concrete                    2,853               2,853                2,853                1,688
Shares issued in the IPO                                  4,370               4,370                4,370                1,972
                                                        -------             -------              -------              -------
  Number of shares used in calculating basic
   earnings per share                                    22,027              16,498               21,312                9,562
Effect of shares issuable under stock options and
 warrants based on the treasury stock method                 10                  91                   25                   74
                                                        -------             -------              -------              -------
 Number of shares used in calculating diluted
 earnings per share                                      22,037              16,589               21,337                9,636
                                                        =======             =======              =======              =======


5. LONG-TERM DEBT

     A summary of long-term debt is as follows (dollars in thousands):

                                              September 30,      December 31,
                                                   2000              1999
                                              -------------      ------------
                                               (unaudited)
Secured revolving credit facility             $     150,520      $     57,100
Other                                                   171               275
                                              -------------      ------------
                                                    150,691            57,375
  Less: current maturities                             (129)             (140)
                                              -------------      ------------
Long-term debt, net of current maturities     $     150,562      $     57,235
                                              =============      ============


     U.S. Concrete has a revolving credit facility ($200 million at September 30, 2000 and $100 million at December 31, 1999) with a group of banks that is due May 31, 2002. It may use this facility for working capital, to finance acquisitions, to internally expand operations and for other general corporate purposes. Availability under the facility is tied to consolidated cash flow and liquidity. Advances bear interest, at U.S. Concrete's option, at a prime rate or LIBOR, in each case plus a margin keyed to the ratio of consolidated indebtedness to cash flow. Commitment fees are due on any unused borrowing capacity. The facility requires U.S. Concrete to maintain financial covenants regarding net worth, coverage ratios and additional indebtedness and prohibits dividends on its common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets secure the payment of all obligations owing under the facility.

6. INCOME TAXES

     Prior to their respective acquisitions, Central and several other acquired businesses were S corporations and were not subject to federal income taxes. Effective with their acquisitions, they became subject to those taxes, and U.S. Concrete has recorded an estimated deferred tax liability to provide for its estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these corporations as of the dates of their acquisitions. These consolidated financial statements reflect the federal and state income taxes of these corporations since their dates of acquisition.

7. SUBSEQUENT EVENT

     On November 10, 2000, U.S. Concrete, Inc. issued and sold to institutional investors in a private placement $95 million aggregate principal amount of its 12.00% senior subordinated notes due November 10, 2010 for cash consideration equal to 100% of that aggregate principal amount. The terms of these notes will require U.S. Concrete to repay them in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. U.S. Concrete used the proceeds from its sale of the notes to reduce amounts outstanding under its secured revolving credit facility. U.S. Concrete intends to keep that facility in place and may borrow under that facility to fund future growth opportunities and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading "Cautionary Statement Concerning Forward-looking Statements" following Items 1 and 2 of Part I of our annual report on Form 10-K for the year ended December 31, 1999 and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Operating Results" in Item 7 of Part II of that annual report.

Results of Operations

   The following table sets forth for us selected historical statements of operations information and that information as a percentage of sales for the periods indicated. These financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. Except as we note below, the consolidation of operating results beginning on June 1, 1999 and our subsequent acquisitions in 1999 and the first three quarters of 2000 principally account for the changes in 2000 from 1999.

                                         Three Months Ended September 30               Nine Months Ended September 30
                                  ------------------------------------------  --------------------------------------------
                                            2000                  1999                   2000                   1999
                                  ------------------------------------------  --------------------------------------------
                                                              (dollars in thousands; unaudited)
Sales                                $116,591    100.0%     $59,803    100.0%     $290,987    100.0%     $100,407    100.0%
Cost of goods sold                     91,338     78.3       48,078     80.4       230,560     79.2        80,853     80.5
                                  ------------  --------  ----------  --------  -----------  --------  -----------  ------
  Gross profit                         25,253     21.7       11,725     19.6        60,427     20.8        19,554     19.5
Selling, general and
 administrative expenses                7,302      6.3        2,281      3.8        18,525      6.4         5,738      5.7

Stock compensation charge                  --       --           --       --            --       --         2,880      2.9
Depreciation and amortization           2,747      2.4        1,148      1.9         8,165      2.8         2,106      2.1
                                  ------------  --------  ----------  --------  -----------  --------  -----------  ------

  Income from operations               15,204     13.0        8,296     13.9        33,737     11.6         8,830      8.8
Interest expense, net                   4,023      3.5          463      0.8         9,673      3.3           742      0.7
Other income, net                         227      0.2          292      0.5         1,122      0.4           626      0.6
                                  ------------  --------  ----------  --------  -----------  --------  -----------  ------

  Income before income tax
   provision                           11,408      9.7        8,125     13.6        25,186      8.7         8,714      8.7

Income tax provision                    4,676      4.0        3,212      5.4        10,281      3.5         4,854      4.8
                                  ------------  --------  ----------  --------  -----------  --------  -----------  ------
  Net income                         $  6,732      5.7%     $ 4,913      8.2%     $ 14,905      5.2%     $  3,860      3.9%
                                  ============  ========  ==========  ========  ===========  ========  ===========  ======

   Sales. Sales increased $56.8 million, or 95.0%, and $190.6 million, or 189.8%, for the three- and nine-month periods ended September 30, 2000, respectively, as compared with the corresponding periods in 1999.

   Gross profit. Gross profit increased $13.5 million, or 115.4%, and $40.9 million, or 209.0%, for the three- and nine-month periods ended September 30, 2000, respectively, as compared with the corresponding periods in 1999. Gross margins increased from 19.6% in the three months ended September 30, 1999 to 21.7% in the three months ended September 30, 2000 and increased from 19.5% in the nine months ended September 30, 1999 to 20.8% in the nine months ended September 30, 2000. The increase in gross margins for the three- and nine-month periods is attributable to improved pricing terms we have negotiated with key materials suppliers in our major ready-mixed markets.

   Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.0 million, or 220.1%, and $12.8 million, or 222.8%, for the three- and nine-month periods ended September 30, 2000, respectively, as compared with the corresponding periods in 1999. Selling, general and administrative expenses as a percentage of sales increased from 3.8% in the three months ended September 30, 1999 to 6.3% in the three months ended September 30, 2000 and increased from 5.7% in the nine months ended September 30, 1999 to 6.4% in the nine months ended September 30, 2000. The increase in selling, general and administrative expenses as a percentage of sales for both the three- and nine-month periods is attributable to additions to the corporate overhead infrastructure to accommodate our growth strategy as well as management additions in certain of our markets.

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

  Depreciation and amortization. Depreciation and amortization expense increased $1.6 million, or 139.3%, and $6.1 million, or 287.7%, for the three-and nine-month periods ended September 30, 2000, respectively, as compared with the corresponding periods in 1999. This increase includes amortization of the goodwill attributable to our acquisition activity. We are amortizing this goodwill over 40 years for each acquisition. At September 30, 2000, the annualized amount of this noncash expense was $4.8 million.

  Interest expense, net. Interest expense, net, increased $3.6 million, or 768.9%, and $8.9 million, or 1,203.6%, for the three- and nine-month periods ended September 30, 2000, respectively, as compared with the corresponding periods in 1999. This increase was attributable principally to borrowings we made to pay the cash portion of the purchase prices for our acquisitions. At September 30, 2000, we had borrowings totaling $150.6 million outstanding under our credit facility at a weighted average interest cost of 9.1% per annum.

  Other income, net. Other income, net decreased $65,000, or 22.3%, and increased $496,000, or 79.2%, for the three- and nine-month periods ended September 30, 2000, respectively, as compared with the corresponding periods in 1999. The nine-month increase was attributable to the sale of a customer contract, a gain from the involuntary conversion of property and numerous other items of income and expense.

  Income tax provision. Income tax provision increased $1.5 million, or 45.6%, and $5.4 million, or 111.8%, for the three- and nine-month periods ended September 30, 2000, respectively, as compared with the corresponding periods in 1999. These increases were attributable to the fact that Central was an S corporation during the first five months of 1999 and thus made no provision for federal income taxes in that period.

Liquidity and Capital Resources

  Our acquisitions since December 31, 1999 principally account for the changes in our working capital accounts and our property, plant and equipment account from December 31, 1999 to September 30, 2000.

  During the first three quarters of 2000, we purchased six businesses that we have accounted for in accordance with the purchase method of accounting. The aggregate consideration we paid in these transactions consisted of $94.1 million in cash and 3.7 million shares of common stock.

  In February 2000, we increased the size of our secured revolving credit facility to $200 million. We had $150.6 million of outstanding borrowings under the facility at September 30, 2000. The facility has a term expiring in May 2002 and a $5.0 million sublimit for letters of credit issued on our behalf. Our borrowing capacity under the facility will vary from time to time depending on our satisfaction of several financial tests. We may use the facility for the following purposes:

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

  On November 10, 2000, we issued and sold to institutional investors in a private placement $95 million aggregate principal amount of our 12.00% senior subordinated notes due November 10, 2010 for cash consideration equal to 100% of that aggregate principal amount. The terms of these notes will require us to repay them in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. We used the net proceeds from our sale of the notes to reduce amounts outstanding under our secured revolving credit facility. We intend to keep that facility in place and may borrow under that facility to fund future growth opportunities and for general corporate purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Borrowings under our revolving credit facility expose us to market risks. Outstanding borrowings under our credit facility were $150.6 million at September 30, 2000. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $1.5 million, or $0.04 per share, on an annual basis. We did not enter into our credit facility for trading purposes, and the facility carries interest at a pre-agreed percentage point spread from either a prime interest rate or a LIBOR interest rate.

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (c) Unregistered Sales of Securities.

     Between July 1, 2000 and September 30, 2000, U.S. Concrete issued 385,832 shares of common stock as part of the consideration we paid to the former owners of the businesses we acquired in the current and prior period. We issued these shares without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering. Each acquisition involved a small number of owners who received shares of U.S. Concrete common stock.

Item 6.  Exhibits and Reports on Form 8-K


  (a)    Exhibits.

 Exhibit
 Number                                 Description
 ------     --------------------------------------------------------------------

  2.1* -- Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, OCC Acquisition Inc., Opportunity Concrete Corporation and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.1).
  2.2* -- Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Walker's Acquisition Inc., Walker's Concrete, Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.2).
  2.3* -- Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Central Concrete Acquisition Inc., Central Concrete Supply Co., Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.3).
  2.4* -- Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Bay Cities Acquisition Inc., Bay Cities Building Materials Co., Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.4).
  2.5* -- Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Baer Acquisition Inc., Baer Concrete, Incorporated and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.5).
  2.6* -- Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Santa Rosa Acquisition Inc., R.G. Evans/Associates (d/b/a Santa Rosa Cast Products Co.) and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.6).
  2.7* -- Uniform Provisions for the Acquisitions (incorporated into the agreements filed as Exhibits 2.1 through 2.6 hereto) (Form S-1 (Reg. No. 333-74855), Exhibit 2.7).
  2.8*  --  Acquisition Agreement and Plan of Reorganization dated as of
            September 14, 1999 by and among U.S. Concrete, Inc., Concrete XI Acquisition, Inc., Carrier Excavation and Foundation Company, John
            F. Carrier, William Henry Carrier, Michael K. Carrier, Mary G. Carrier, Trustee for Anne Carrier (TN UGMA), William Henry Carrier, Trustee for William Henry Carrier, Jr. (TN UGMA), and Mary G. Carrier (Form 10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 2.8).
  2.9*  --  Stock Purchase Agreement dated as of November 5, 1999 by and among
            U.S. Concrete, Inc., B. Thomas Stover, as Trustee under Trust Agreement dated February 20, 1986 for B. Thomas Stover, Sarah M. Stover, as Trustee under Trust Agreement dated February 27, 1990 for Sarah M. Stover, B. Andrew Stover, B. Thomas Stover, Custodian under Michigan Uniform Gifts to Minors Act for the benefit of Carolyn A. Stover, Jeffery D. Spahr, Jeffrey T. Stover, and Bradley C. Stover (Form 10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 2.9).
  2.10* -- Stock Purchase Agreement dated as of January 20, 2000 by and among Robert S. Beall, Chase Bank of Texas, National Association, in its capacity as Trustee for Allison Beall 1999 Trust, Logan Beall 1999 Trust, Allison Beall Descendents' Trust and Logan Beall Descendents' Trust and U.S. Concrete, Inc. (Form 8-K dated February 23, 2000 (File No. 000-26025), Exhibit 2.1).

 Exhibit
  Number                                  Description
 -------    --------------------------------------------------------------------

  2.11* --  Amendment No. 1 to Stock Purchase Agreement dated as of January 28,
            2000 by and among Robert S. Beall, Chase Bank of Texas, National
            Association, in its capacity as trustee for Allison Beall 1999
            Trust, Logan Beall 1999 Trust, Allison Beall Descendents' Trust and
            Logan Beall Descendents' Trust and U.S. Concrete, Inc. (Form 8-K
            dated February 23, 2000 (File No. 000-26025), Exhibit 2.2).
  2.12* --  Stock Purchase Agreement dated as of January 24, 2000 by and among
            Fallis Arch Beall, Nola Sue Beall, Robert S. Beall, Leigh Ann
            Gathright, Doris W. Stokes and Fallis Arch Beall, in his capacity as
            Trustee for the R. E. Stokes Trust and U.S. Concrete, Inc. (Form 8-K
            dated February 23, 2000 (File No. 000-26025), Exhibit 2.3).
  2.13* --  Acquisition Agreement and Plan of Reorganization dated as of
            February 8, 2000 by and among U.S. Concrete, Inc., Concrete XIX
            Acquisition, Inc., Cornillie Fuel & Supply, Inc., Richard A.
            Deneweth and Joseph C. Cornillie, Trustee URTA of Joseph C.
            Cornillie (Form 10-K for the year ended December 31, 1999 (File No.
            000-26025), Exhibit 2.13).
  2.14* --  Stock Purchase Agreement dated as of February 8, 2000 by and among
            U.S. Concrete, Inc., Cornillie Fuel & Supply, Inc., Dencor, Inc.,
            Richard A. Deneweth and Joseph C. Cornillie, Trustee URTA of Joseph
            C. Cornillie (Form 10-K for the year ended December 31, 1999 (File
            No. 000-26025), Exhibit 2.14).
  2.15* --  Acquisition Agreement and Plan of Reorganization dated as of
            February 8, 2000 by and among U.S. Concrete, Inc., Concrete XVIII
            Acquisition, Inc., Cornillie Leasing, Inc., Richard A. Deneweth and
            Joseph C. Cornillie, Trustee URTA of Joseph C. Cornillie (Form 10-K
            for the year ended December 31, 1999 (File No. 000-26025), Exhibit
            2.15).
  2.16* --  Acquisition Agreement and Plan of Reorganization dated as of March
            2, 2000 by and among U.S. Concrete, Inc., Concrete XXIV Acquisition,
            Inc., Stancon Inc. and Donald S. Butler and John Grace (Form 10-K
            for the year ended December 31, 1999 (File No. 000-26025), Exhibit
            2.16).
  3.1*  --  Restated Certificate of Incorporation of U.S. Concrete (Form S-1
            (Reg. No. 333-74855), Exhibit 3.1).
  3.2   --  Amended and Restated Bylaws of U.S. Concrete.
  3.3*  --  Certificate of Designations of Series A Junior Participating
            Preferred Stock of U.S. Concrete, Inc.
  4.1*  --  Amended and Restated Credit Agreement dated as of February 9, 2000 among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union
            Nation Bank, as documentation agent, Bank One, Texas, NA, Branch
            Banking & Trust Company, Credit Lyonnais New York Branch and The
            Bank of Nova Scotia, as co-managing agents and Chase Bank of Texas,
            N.A., as the Administrative Agent, and Chase Securities, Inc. as
            sole book manager and lead arranger (Form 10-K for the year ended
            December 31, 1999 (File No. 000-26025), Exhibit 4.6).
 10.1  --   Amended and Restated Indemnification Agreements dated August 17,
            2000 between U.S. Concrete and each of its directors and officers.
 10.2  --   Indemnification Agreement dated August 17, 2000 between U.S.
            Concrete and Raymond C. Turpin.
 27.1  --   Financial Data Schedule.
_______
*  Incorporated by reference to the filing indicated.


(b) Reports on Form 8-K.

       U.S. Concrete did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     U.S. CONCRETE, INC.


Date: November 14, 2000                   By: /s/ Michael W. Harlan
                                              ---------------------------------
                                              Michael W. Harlan
                                              Senior Vice President -- Chief
                                                Financial Officer