Form 10-K
period 2000-12-31
US CONCRETE INC
filed 2001-03-22
CIK 1073429

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________
                                   FORM 10-K

(Mark one)  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from to

                       Commission File Number 000-26025

                             U. S. CONCRETE, INC.
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                                       76-0586680
      (State or Other Jurisdiction                          (I.R.S. Employer
    of Incorporation or Organization)                     Identification No.)
        2925 Briarpark, Suite 500                                77042
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 15, 2001, there were 22,640,419 shares of common stock, par value $.001 per share, of the Registrant issued and outstanding, 16,361,670 of which, having an aggregate market value of $114.5 million, based on the closing price per share of the common stock of the Registrant reported on The Nasdaq Stock Market on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the Registrant's 2001 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
                                                              PART I

Items 1 and 2.   Business and Properties...................................................................          1
                 Cautionary Statement Concerning Forward-Looking Statements................................         11
Item 3.          Legal Proceedings.........................................................................         12
Item 4.          Submission of Matters to a Vote of Security Holders.......................................         12

                                                              PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters.....................         13
Item 6.          Selected Financial Data...................................................................         14
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.....         14
Item 7A.         Quantitative and Qualitative Disclosures About Market Risk................................         19
Item 8.          Financial Statements and Supplementary Data...............................................         20
Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure.............................................................................         38

                                                       PART III

Item 10.         Directors and Executive Officers of the Registrant........................................         38
Item 11.         Executive Compensation....................................................................         38
Item 12.         Security Ownership of Certain Beneficial Owners and Management............................         38
Item 13.         Certain Relationships and Related Transactions............................................         38

                                                        PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................         38

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

                                    PART I

Items 1 and 2. Business and Properties

General

     U.S. Concrete provides ready-mixed concrete and related products and services to the construction industry in several major markets in the United States. As of March 15, 2001, we have 73 operating plants producing over 5.6 million cubic yards of ready-mixed concrete annually. Our operations consist principally of formulating, preparing, delivering and placing ready-mixed concrete at the job sites of our customers. We provide services intended to reduce our customers' overall construction costs by lowering the installed, or "in-place," cost of concrete. These services include the formulation of new mixtures for specific design uses, on-site and lab-based product quality control and delivery programs we configure to meet our customers' needs.

     We completed our initial public offering in May 1999. At the same time, we acquired six ready-mixed concrete and related businesses and began operating 26 concrete plants in three major markets in the United States. Since our IPO and through March 15, 2001, we have acquired an additional 16 ready-mixed concrete and related businesses, and are operating an additional 47 concrete plants, in five additional major markets in the United States.

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

Industry Overview

     Annual usage of ready-mixed concrete in the United States remains at record levels. According to information available from the National Ready Mixed Concrete Association and F.W. Dodge, total sales from production and delivery of ready-mixed concrete in the United States grew over the past three years as follows:

          Year                                                      Sales
          ----                                                    ---------
                                                               ($ in millions)
          1998................................................. $   23,672
          1999................................................. $   25,812
          2000................................................. $   26,835

     According to National Ready Mixed Concrete Association data, the four major segments of the construction industry accounted for the following approximate percentages of total sales of ready-mixed concrete in the United States in 2000:

        Residential construction ...............................        27%
        Commercial and industrial construction .................        23%
        Street and highway construction and paving .............        31%
        Other public works and infrastructure construction .....        19%
                                                                       ----
                 Total .........................................       100%

     Ready-mixed concrete is a versatile, low-cost manufactured material the construction industry uses in substantially all its projects. It is a stone-like compound that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various admixtures and cement. Ready-mixed concrete can be manufactured in thousands of variations which in each instance may reflect a specific design use. Manufacturers of ready-mixed concrete generally maintain less than one day's requirements of raw materials and must coordinate their daily material purchases with the time-sensitive delivery requirements of their customers.

     Ready-mixed concrete begins a chemical reaction when mixed and begins to harden and generally becomes difficult to place within 90 minutes after mixing. This characteristic generally limits the market for a permanently installed plant to an area within a 25-mile radius of its location. Concrete manufacturers produce ready-mixed concrete in batches at their plants and use mixer and other trucks to distribute and place it at the job sites of their customers. These manufacturers generally do not provide paving or other finishing services construction contractors or subcontractors typically perform.

     Concrete manufacturers generally obtain contracts through local sales and marketing efforts they direct at general contractors, developers and home builders. As a result, local relationships are very important.

     On the basis of information the National Ready-Mixed Concrete Association has provided to us, we estimate that, in addition to vertically integrated manufacturers of cement and ready-mixed concrete, more than 3,500 independent concrete producers currently operate a total of approximately 5,300 plants in the United States. Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service. We believe, on the basis of available market information, that the typical ready-mixed concrete company is family-owned and has limited access to capital, limited financial and technical expertise and limited exit strategies for its owners. Given these operating constraints, we believe many ready-mixed concrete companies are finding it difficult to both grow their businesses and compete effectively against larger, more cost-efficient and technically capable competitors. We believe these characteristics in our highly fragmented industry present growth opportunities for a company with a focused acquisition program and access to capital.

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

   Significant Factors Impacting the Market for Ready-Mixed Concrete

     On the basis of available industry information, we believe that between 1996 and 2000, ready-mixed concrete sales as a percentage of total construction expenditures in the United States increased 6.1%. In addition to favorable trends in the overall economy of the United States during much of this period, we believe three significant factors have contributed to expansion of the market for ready-mixed concrete in particular:

     . the increased level of industry-wide promotional and marketing activities;

     .    the development of new and innovative uses for ready-mixed concrete;
          and

     .    the enactment of the federal legislation commonly called TEA-21.

     Industry-wide Promotional and Marketing Activities. We believe industry participants have only in recent years focused on and benefited from promotional activities to increase the industry's share of street and highway and residential construction expenditures. Many of these promotional efforts resulted from an industry-wide initiative called RMC 2000, a program established in 1993 under the leadership of our chief executive officer, Eugene P. Martineau. The National Ready Mixed Concrete Association, the industry's largest trade organization, has adopted this program. Its principal goals have been to
(1) promote ready-mixed concrete as a building and paving material and (2) improve the overall image of the ready-mixed concrete industry. We believe RMC 2000 has been a catalyst for increased investment in the promotion of concrete.

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

     Impact of TEA-21. The Federal Transportation Equity Act for the 21st Century, commonly called TEA-21, is the largest public works funding bill in the history of the United States. It became effective in June 1998 and provides a $218 billion budget for federal highway, transit and safety spending for the six-year period from 1998 through 2003. This represents a 43% increase over the funding levels similar federal funding programs authorized for the 1992-1997 period. Although road and highway construction and paving accounted for only 12% of our 2000 sales, we believe we should benefit from the impact we expect TEA-21 will have on the overall demand for ready-mixed concrete in the United States.

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

     . Expanding in Existing Markets. We seek to continue acquiring other well-established companies operating in our existing markets in order to expand our market penetration. We have acquired operating companies in Northern California, Michigan, North Texas, Memphis/Northern Mississippi, Northern New Jersey/Southern New York and the Washington, D.C. area following our initial entry into these markets. By expanding in existing markets through acquisitions, we expect to continue realizing various operating synergies, including:

          .    increased market coverage;

          . improved utilization and range of mixer trucks because of access to additional plants;

          .    customer cross-selling opportunities; and

          .    reduced operating and overhead costs.

     . Entering New Geographic Markets. We seek to continue entering new geographic markets that have a balanced mix of residential, commercial, industrial and public sector concrete consumption and have demonstrated adequate sustainable demand and prospects for growth. In each new market we enter, we target for acquisition one or more leading local or regional ready-mixed concrete companies that can serve as platform businesses into which we can consolidate other ready-mixed concrete operations. Important criteria for these acquisition candidates include historically successful operating results, established customer relationships and superior operational management personnel, whom we generally will seek to retain. Since our formation in May 1999 and through March 15, 2001, we have entered into new geographic markets in San Diego, North Texas/Southwest Oklahoma, Memphis/Northern Mississippi, Knoxville and Michigan.

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

          . establishing and implementing company-wide quality control improvements;

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

     . Achieving Cost Efficiencies. We strive over time to reduce the total operating expenses of the businesses we acquire by eliminating or consolidating some of the functions each business performed separately prior to its acquisition. In addition, we believe that, as we continue to increase in size on both a local market and national level, we should experience reduced costs as a percentage of net sales compared to those of the individual businesses we acquire in such areas as:

     .    materials procurement;

     .    purchases of mixer trucks and other equipment, spare parts and tools;

     .    vehicle and equipment maintenance;

     .    employee benefit plans; and

     .    insurance and other risk management programs.

Products and Services

     Ready-Mixed Concrete. Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in unhardened plastic states for placement and shaping into their designed forms. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers' overall construction costs by lowering the installed, or in-place, cost of concrete and the time required for construction.

     From a contractor's perspective, the in-place cost of concrete includes both the amount paid to the ready-mixed concrete manufacturer and the internal costs associated with the labor and equipment the contractor provides. A contractor's unit cost of concrete is often only a small component of the total in-place cost that takes into account all the labor and equipment costs required to place and finish the ready-mixed concrete, including the cost of additional labor and time lost as a result of substandard products or delivery delays not covered by warranty or insurance. By carefully designing proper mixes and using advances in mixing technology, we can assist our customers in reducing the amount of reinforcing steel and labor they will require in various applications.

     We provide a variety of services in connection with our sale of ready-mixed concrete which can help reduce our customers' in-place cost of concrete. These services include:

     . production of new formulations and alternative product recommendations that reduce labor and materials costs;

     . quality control, through automated production and laboratory testing, that ensures consistent results and minimizes the need to correct completed work; and

     . automated scheduling and tracking systems that ensure timely delivery and reduce the downtime incurred by the customer's finishing crew.

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

     Our ready-mixed concrete operations comprised 89.2% of our pro forma 2000 revenues.

     Pre-Cast Concrete. We produce pre-cast concrete products at six of our Northern California plants and at our San Diego California plant. Our pre-cast concrete products consist of ready-mixed concrete we produce and then pour into molds at our plant sites. These operations produce a wide variety of specialized finished products, including specialty engineered structures, custom signage and curb inlets. After the concrete sets, we strip the molds from the products and ship the finished product to our customers. Because these products are not perishable, pre-cast concrete plants can serve a much larger market than ready-mixed concrete plants.

     Our pre-cast operations comprised 7.8% of our pro forma 2000 revenues.

     Building Materials (Including Concrete Masonry). Our building materials operations supply various materials, products and tools contractors use in the concrete construction industry. These materials include rebar, wire mesh, color additives, curing compounds, grouts, wooden forms, hard hats, rubber boots, gloves, trowels, lime slurry used to stabilize foundations and numerous other items. We also produce concrete masonry at our Auburn Hills, Michigan plant. Our building materials operations are generally located near our ready-mixed concrete operations.

     Our building materials operations comprised 3.0% of our pro forma 2000 revenues.

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

     Our ready-mixed concrete plants consist of permanent and mobile facilities that produce ready-mixed concrete in wet or dry batches. Our 73 fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our on-site mobile plant operations deploy our nine mobile-plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck. Several factors govern the choice of plant type, including:

     .    capital availability;

     .    production consistency requirements;

     .    daily production capacity requirements; and

     .    job-site location.

     A wet batch plant generally costs more, but yields greater consistency in the concrete produced and has greater daily production capacity, than a dry batch plant. We believe that a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million. At March 15, 2001, we operated 13 wet batch plants and 60 dry batch plants.

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

     Mixer trucks slowly rotate their loads on route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of nine cubic yards, or approximately 18 tons, and a useful life of 12 years. Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks will require refurbishment after three to nine years. A new truck of this size currently costs approximately $125,000. At March 15, 2001, we operated a fleet of approximately 960 mixer trucks.

     In our manufacture and delivery of ready-mixed concrete, we emphasize quality control, pre-job planning, customer service and coordination of supplies and delivery. We often obtain purchase orders for ready-mixed concrete months in advance of actual delivery to a job site. A typical order contains various specifications the contractor requires the concrete to meet. After receiving the specifications for a particular job, we use computer modeling, industry information and information from previous similar jobs to formulate a variety of mixtures of cement, aggregates, water and admixtures which meet or exceed the contractor's specifications. We perform testing to determine which mix design is most appropriate to meet the required specifications. The test results enable us to select the mixture that has the lowest cost and meets or exceeds the job specifications. The testing center creates and maintains a project file that details the mixture we will use when we produce the concrete for the job. For quality control purposes, the testing center also is responsible for maintaining batch samples of concrete we have delivered to a job site.

     We use computer modeling to prepare bids for particular jobs based on the size of the job, location, desired margin, cost of raw materials and the design mixture identified in our testing process. If the job is large enough, we obtain quotes from our suppliers as to the cost of raw materials we use in preparing the bid. Once we obtain a quotation from our suppliers, the price of the raw materials for the specified job is informally established. Several months may elapse from the time a contractor has accepted our bid until actual delivery of the ready-mixed concrete begins. During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job's specifications in order to coordinate the multi-sourced purchases of cement and other materials we will need to fill the job order and meet the contractor's delivery requirements. We confirm that our customers are ready to take delivery of manufactured product throughout the placement process. On any given day, a particular plant may have production orders for dozens of customers at various locations throughout its area of operation. To fill an order:

     . the customer service office coordinates the timing and delivery of the concrete to the job site;

     . a load operator supervises and coordinates the receipt of the necessary raw materials and operates the hopper that dispenses those materials into the appropriate storage bins;

     . a batch operator, using a computerized batch panel, prepares the specified mixture from the order and oversees the loading of the mixer truck with either dry ingredients and water in a dry batch plant or the already-mixed concrete in a wet batch plant; and

     . the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.

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

Cement and Raw Materials

     We obtain most of the materials necessary to manufacture ready-mixed concrete at each of our facilities on a daily basis. These raw materials include cement, which is a manufactured product, stone, gravel and sand. Each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for one day or less. Cement represents the highest cost material used in manufacturing a cubic yard of ready-mixed concrete, while the combined cost of the stone, gravel and sand used is slightly less than the cement cost. In each of our markets, we purchase each of these materials from several suppliers.

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

Customers

     Of our 2000 sales, we made approximately 51% to commercial and industrial construction contractors, approximately 32% to residential construction contractors, approximately 12% to street and highway construction contractors and approximately 5% to other public works and infrastructure contractors. In 2000, no single customer or project accounted for more than 5% of our total sales.

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

Employees

     At March 15, 2001, we had approximately 375 salaried employees, including executive officers, management personnel, sales personnel, technical personnel, administrative staff and clerical personnel, and approximately 1,522 hourly personnel generally employed on an as-needed basis, including 1,032 truck drivers. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

     At March 15, 2001, approximately 996 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis. Under these agreements, we pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

     None of the businesses we have acquired has experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are satisfactory.

Facilities and Equipment

     At March 15, 2001, we operated a fleet of approximately 960 owned and leased mixer trucks and 509 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and adequate for our operations. The average age of the mixer trucks is approximately 5.3 years.

     We operated 73 fixed-plant facilities and nine onsite mobile-plant facilities that produce ready-mixed concrete at March 15, 2001. We believe that these facilities are sufficient for our immediate needs. The table below summarizes operations at our fixed-plant facilities at March 15, 2001. The ready-mixed volumes in the table represent the pro forma 2000 volumes produced by each location.

                                                                                                  Building      Ready-Mixed
                                                                                                 Materials/       Volume
                                                                                                  Concrete    (in thousands
                              Location                                 Ready-Mixed    Pre-Cast    Masonry     of cubic yards)
---------------------------------------------------------------------  -----------    --------   ---------   ---------------
Northern California..................................................       20            6           3          2,266
Northern New Jersey/Southern New York................................       15           --          --            880
North Texas/Southwest Oklahoma.......................................       14           --           2            753
Michigan.............................................................       11           --           1            742
Washington, D.C. area................................................        3           --          --            463
Memphis/Northern Mississippi.........................................        7           --          --            327
Knoxville............................................................        3           --          --            203
San Diego............................................................       --            1          --             --
                                                                         -----        -----       -----          -----
                                                                            73            7           6          5,634
                                                                         =====        =====       =====          =====

     The information above includes the following locations we purchased between January 1 and March 15, 2001:


                                                                                                  Building      Ready-Mixed
                                                                                                 Materials/       Volume
                                                                                                  Concrete    (in thousands
                              Location                                 Ready-Mixed    Pre-Cast    Masonry     of cubic yards)
---------------------------------------------------------------------  -----------    --------   ---------   ---------------
Northern New Jersey/Southern New York................................       12          --           --             678
Northern California..................................................       --           1           --              --
                                                                         -----       -----        -----           -----
                                                                            12           1           --             678
                                                                         =====       =====        =====           =====

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

     We have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material on a pro forma combined basis in 2000. We currently do not anticipate any material adverse effect on our business or financial position as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

Product Warranties

     Our operations involve providing ready-mixed concrete formulations that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide product meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged.

     We are currently in discussions with a customer and developer regarding a product warranty claim. The claim relates to a large, single-family home tract-construction project in Northern California for which we produced and supplied a different batch mix for a short period of time that was used in 72 foundation slabs on grade. The developer asserts that it is entitled to be made whole for all expenses it incurred in demolishing the homes on those slabs, for all costs of rebuilding the homes to their state prior to demolition and for all related costs. While we believe we have valid defenses to this claim based on, among other things, failure to mitigate damages, we are unable to quantify a range of loss or predict with certainty the outcome of this matter at this time.

Insurance

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

     . the level of funding allocated by the United States Government for federal highway, transit and safety spending;

     . power outages and other unexpected events that delay or adversely affect our ability to deliver concrete according to our customers' requirements;

     .  our ability to control costs and maintain quality; and

     .  our exposure to warranty claims from developers and other customers.

     We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement made in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report could also have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Item 3. Legal Proceedings

      Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in California Superior Court in San Mateo County, against our subsidiary, Central, and us that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that we breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 82 years. Central and we each filed an answer and cross-complaint in August 2000 which seeks declaratory relief for a determination that Bay-Crete is not entitled to use the contract. In addition, the cross-complaints seek damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of the United States Bankruptcy Court for the Northern District of California, San Francisco Division. A predecessor to Central previously prevailed in the defense of a similar action brought by the general manager of Bay-Crete under a related agreement, and Central and we believe we have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit.

     From time to time, and currently, we are subject to various other claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.

     We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries (including the dispute with Bay-Crete we describe above) will not have a material adverse effect on our business or financial condition; however, because of the inherent uncertainty of litigation, we cannot assure you that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our results of operations for the fiscal period in which that resolution occurs.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the our security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock began trading on The Nasdaq Stock Market in May 1999 under the symbol "RMIX." As of March 15, 2001, 22.6 million shares of our common stock were outstanding, held by approximately 721 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

     The following table sets forth the range of high and low bid prices for our common stock on The Nasdaq Stock Market for the periods indicated:

                                                                     2000                      1999
                                                          ------------------------  ---------------------
                                                              High          Low           High       Low
                                                          ----------    ----------   ----------- ----------
     First Quarter.......................................  $  7  7/8     $    6       $   --      $ --

     Second Quarter .....................................     8  1/8          6           10 1/32    7 7/8

     Third Quarter.......................................     8  3/16         6           11 1/8     6 1/2

     Fourth Quarter......................................     7  5/16         5 11/16      8 5/32    5 7/8

     The last reported bid price for our common stock on The Nasdaq Stock Market on March 15, 2001 was $6 15/16 per share.

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

Recent Sales of Unregistered Securities

     On November 10, 2000, we issued and sold for cash $95 million aggregate principal amount of our 12.00% senior subordinated notes due November 10, 2010. We used the net proceeds from this sale to reduce amounts outstanding under our secured revolving credit facility. We sold the notes to a small number of accredited institutional investors without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering.

Item 6. Selected Financial Data

     We acquired six businesses in 2000 and 14 in 1999 (including our initial six acquisitions), all of which we have accounted for under the purchase method of accounting (see Note 3 "Business Combinations" under Item 8). Our financial statements present Central Concrete Supply Co., Inc., one of our initial six acquisitions, as the acquirer of the other 19 businesses and U.S. Concrete. The following historical financial information is of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. The historical financial information for Central as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, derives from the audited financial statements of Central. See the historical financial statements and related notes this document contains.

                                                                              Year Ended December 31
                                                             ----------------------------------------------------------
                                                                 2000         1999       1998       1997       1996
                                                              ----------   ---------  ---------  ---------  ----------
                                                                                  (in thousands)
Statement of Operations Information:
   Sales....................................................   $ 394,636   $ 167,912   $ 66,499   $ 53,631   $ 39,204
   Cost of goods sold.......................................     314,297     135,195     53,974     43,794     33,402
                                                               ---------   ---------   --------   --------   --------
     Gross profit...........................................      80,339      32,717     12,525      9,837      5,802
   Selling, general and administrative expenses.............      27,741       9,491      4,712      4,265      3,644
   Stock compensation charge................................          --       2,880         --         --         --
   Depreciation and amortization............................      11,212       3,453        930      1,330      1,203
                                                               ---------   ---------   --------   --------   --------
     Income from operations.................................      41,386      16,893      6,883      4,242        955
   Interest expense, net....................................      14,095       1,708        165        226        188
   Other income, net .......................................       1,319         663         36         26         --
                                                               ---------   ---------   --------   --------   --------
     Income before income tax provision.....................      28,610      15,848      6,754      4,042        767
   Income tax provision (benefit)...........................      11,750       7,658        100       (457)       303
                                                               ---------   ---------   --------   --------   --------
     Net income.............................................   $  16,860   $   8,190   $  6,654   $  4,499   $    464
                                                               =========   =========   ========   ========   ========

                                                             ----------------------------------------------------------
                                                                 2000         1999       1998       1997       1996
                                                              ----------   ---------  ---------  ---------  ----------
                                                                                  (in thousands)
Balance Sheet Information:
     Working capital........................................     $41,532     $14,578    $ 7,431     $4,899     $1,363
     Total assets...........................................     355,837     212,734     26,640     19,837     13,603
     Long-term debt, including current maturities...........     157,134      57,375      3,530      2,660      1,730
     Total stockholders' equity.............................     150,555     110,793     15,154     10,731      6,472

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

Overview

     We derive substantially all our revenues from the sale of ready-mixed concrete, other concrete products and related construction materials to the construction industry in the United States. We serve substantially all segments of the construction industry, and our customers include contractors for commercial, industrial, residential and public works and infrastructure construction. We typically sell ready-mixed concrete under daily purchase orders that require us to formulate, prepare and deliver ready-mixed concrete to the job sites of our customers. We recognize our sales from these orders when we deliver the ordered products.

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

     Our selling expenses include the salary and incentive compensation we pay our sales force, the salaries and incentive compensation of our sales managers and travel, entertainment and other promotional expenses. Our general and administrative expenses include the salaries and benefits we pay to our executive officers, the senior managers of our local and regional operations, plant managers and administrative staff. These expenses also include office rent and utilities, communications expenses and professional fees.

     We purchased six operating businesses in 2000 and 14 operating businesses in 1999, all of which we have accounted for in accordance with the purchase method of accounting. Our financial statements present Central Concrete Supply Co., Inc., one of our initial six acquisitions, as the acquirer of the other 19 businesses and U.S. Concrete. These financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date.

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

     .  inflation;

     .  consumer spending habits; and

     .  employment levels.

     We may incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

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

     When we acquire a business, we record an asset called "goodwill" equal to the excess amount we pay for the business, including liabilities we assume, over the fair value of the assets of the business we acquire. Under generally accepted accounting principles, we amortize goodwill over periods up to 40 years following the acquisition, which directly affects our earnings in those years. Should we be required to accelerate the amortization of goodwill or write it off completely because of impairments or changes in generally accepted accounting principles, our results of operations may be materially and adversely affected.

     As we acquire additional businesses in the future for which we will account in accordance with the purchase method of accounting, we will include the operating results of those businesses in our consolidated operating results from their respective acquisition dates and begin writing off any purchased goodwill resulting from those acquisitions on those same dates. Consequently, the magnitude and timing of our future acquisitions will affect our operating results.

Results of Operations

     The following table sets forth for us selected historical statement of operations information and that information as a percentage of sales for the years indicated. These financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. Except as we note below, our acquisitions in 2000 primarily account for the changes in 2000 from 1999. Similarly, except as we note below, the consolidation of operating results beginning on June 1, 1999 and our subsequent acquisitions in 1999 principally account for the changes in 1999 from 1998.

                                                                              Year Ended December 31
                                                   --------------------------------------------------------------------
                                                              2000                    1999                    1998
                                                   -----------------------    --------------------    -----------------
                                                                            (dollars in thousands)
Sales..............................................     $394,636    100.0%     $167,912     100.0%     $66,499    100.0%
Cost of goods sold.................................      314,297     79.6       135,195      80.5       53,974     81.2
                                                        --------    -----      --------     -----      -------    -----
     Gross profit..................................       80,339     20.4        32,717      19.5       12,525     18.8
Selling, general and administrative expenses.......       27,741      7.0         9,491       5.7        4,712      7.1
Stock compensation charge..........................           --       --         2,880       1.7           --       --
Depreciation and amortization......................       11,212      2.9         3,453       2.1          930      1.4
                                                        --------    -----      --------     -----      -------    -----
     Income from operations........................       41,386     10.5        16,893      10.0        6,883     10.3
Interest expense, net..............................       14,095      3.6         1,708       1.0          165      0.2
Other income, net..................................        1,319      0.4           663       0.4           36      0.1
                                                        --------    -----      --------     -----      -------    -----
     Income before income tax provision............       28,610      7.3        15,848       9.4        6,754     10.2
Income tax provision...............................       11,750      3.0         7,658       4.5         100       0.2
                                                        --------    -----      --------     -----      -------    -----
     Net income....................................     $ 16,860      4.3%      $ 8,190       4.9%      $6,654     10.0%
                                                        ========    =====       =======     =====       =======   =====

2000 Compared to 1999

Sales. Sales increased $226.7 million, or 135.0%, from $167.9 million in 1999 to $394.6 million in 2000.

Gross profit. Gross profit increased $47.6 million, or 145.6%, from $32.7 million in 1999 to $80.3 million in 2000. Gross margins increased from 19.5% in 1999 to 20.4% in 2000, primarily due to improved pricing terms we have negotiated with key materials suppliers in our major ready-mixed markets.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $18.3 million, or 192.3%, from $9.5 million in 1999 to $27.7 million in 2000. The increase in selling, general and administrative expenses as a percentage of sales is attributable to additions to the corporate overhead infrastructure to accommodate our growth strategy, as well as management additions in certain of our markets.

Stock compensation charge. The 1999 stock compensation charge represents a noncash charge for the 400,000 shares of common stock we issued in December 1998 and March 1999 to management and nonemployee directors at a nominal cost. The amount of this charge reflected a fair value of $7.20 per share, which represented a 10% discount from the initial offering price to the public of $8.00 per share in our IPO.

Depreciation and amortization. Depreciation and amortization expense increased $7.8 million, or 224.7%, from $3.5 million in 1999 to $11.2 million in 2000. This increase includes amortization of the goodwill attributable to our acquisition activity. We are amortizing this goodwill over 40 years for each acquisition. At December 31, 2000, the annualized amount of this noncash expense was $4.9 million.

Interest expense, net. Interest expense, net, increased $12.4 million from $1.7 million in 1999 to $14.1 million in 2000. This increase was attributable principally to borrowings we made to pay the cash portion of the purchase prices for our acquisitions. At December 31, 2000, we had outstanding borrowings totaling $157.1 million, at a weighted average interest cost of 10.7% per annum.

Other income, net. Other income, net increased $656,000, or 98.9%, from $663,000 in 1999 to $1.3 million in 2000. This increase is attributable to the sale of a customer contract, a gain from the involuntary conversion of property and numerous other items of income and expense.

Income tax provision. We provided for income taxes of $11.8 million in 2000, an increase of $4.1 million from our provision in 1999. The increase is principally attributable to an overall increase in taxable earnings for 2000 resulting from our operating activities. Additionally, in the first five months of 1999, Central operated as an S corporation and thus made no provision for income taxes during that period. The increase in our overall income tax provision is partially offset by a decrease in our effective income tax rate from 48.3% in 1999 to 41.1% in 2000. The higher rate in 1999 primarily resulted from the income tax expense we recognized as a result of the conversion of Central from an S corporation to a C corporation and a nondeductible stock compensation charge which we recognized during that year.

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

Liquidity and Capital Resources

     Our acquisitions since December 31, 1999 principally account for the changes in our working capital accounts and our property, plant and equipment account from December 31, 1999 to December 31, 2000.

     During 2000, we purchased six businesses that we have accounted for in accordance with the purchase method of accounting. The aggregate consideration we paid in these transactions consisted of $98.9 million in cash and 3.7 million shares of common stock.

     In February 2000, we increased the size of our secured revolving credit facility from $100 million to $200 million. We had $62.0 million of outstanding borrowings under the facility at December 31, 2000. The facility has a term expiring in May 2002 and a $5.0 million sublimit for letters of credit issued on our behalf. Our borrowing availability under the facility will vary from time to time depending on our satisfaction of several financial tests. We may use the facility for the following purposes:

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

     On November 10, 2000, we issued and sold to institutional investors in a private placement $95 million aggregate principal amount of our 12.00% senior subordinated notes due November 10, 2010 for $95 million in cash. The terms of these notes will require us to repay them in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. We used the net proceeds from our sale of the notes to repay borrowings under our secured revolving credit facility. We intend to keep that facility in place and may borrow under that facility to fund future growth opportunities and for general corporate purposes. Our borrowing availability under that facility will vary from time to time depending on our satisfaction of several financial tests.

     We anticipate that our consolidated cash flow from our operations will exceed our normal working capital needs, debt service requirements and the amount of our planned capital expenditures, excluding acquisitions, for at least the next 12 months.

     We may use funds during the next 12 months to resolve the product warranty claim we describe under the heading "Product Warranties" in Items 1 and 2 - "Business and Properties." We anticipate the cash flows from our operations will provide sufficient funds for any such resolution.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Borrowings under our revolving credit facility expose us to certain market risks. Outstanding borrowings under our credit facility were $62.0 million at December 31, 2000. A change of one percent in the interest rate would cause a change in interest expense of approximately $620,000, or $0.02 per share, on an annual basis. We did not enter into our credit facility for trading purposes. The credit facility carries interest at a pre-agreed percentage point spread from either the prime interest rate, or a one, two, three or six month Eurodollar interest rate.

Item 8. Financial Statements and Supplementary Data

                              U.S. CONCRETE, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
U.S. Concrete, Inc. and Subsidiaries

     Report of Independent Public Accountants.................................................................     21

     Consolidated Balance Sheets at December 31, 2000 and 1999................................................     22

     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998...............     23

     Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000,
        1999 and 1998.........................................................................................     24

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998...............     25

     Notes to Consolidated Financial Statements...............................................................     26

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Concrete, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc., a Delaware corporation, and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
------------------------------

ARTHUR ANDERSEN LLP


Houston, Texas
March 15, 2001

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except share amounts)

                                                                                                         December 31
                                                                                               -----------------------------
                                            ASSETS                                                    2000         1999
                                            ------                                                ----------    ----------
Current assets:
     Cash and cash equivalents.................................................................   $      711    $      627
     Trade accounts receivable, net ...........................................................       62,641        44,085
     Inventories  .............................................................................        9,494         4,351
     Prepaid expenses and other current assets ................................................        5,106         3,254
                                                                                                  ----------    ----------
               Total current assets ...........................................................       77,952        52,317
                                                                                                  ----------    ----------
Property, plant and equipment, net ............................................................       82,993        53,949
Goodwill, net  ................................................................................      188,921       105,492
Other assets ..................................................................................        5,971           976
                                                                                                  ----------    ----------
               Total assets....................................................................   $  355,837    $  212,734
                                                                                                  ==========    ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt......................................................   $      107    $      140
     Accounts payable and accrued liabilities..................................................       36,313        37,599
                                                                                                  ----------    ----------
               Total current liabilities.......................................................       36,420        37,739
                                                                                                  ----------    ----------
Long-term debt, net of current maturities......................................................      157,027        57,235
Deferred income taxes..........................................................................       11,835         6,967
                                                                                                  ----------    ----------
               Total liabilities...............................................................      205,282       101,941
                                                                                                  ----------    ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and
        outstanding............................................................................           --            --
     Common stock, $0.001 par value; 60,000,000 shares authorized; 22,452,036 and
        18,639,228 shares issued and outstanding in 2000 and 1999, respectively................           22            19
     Additional paid-in capital................................................................      127,170       104,271
     Retained earnings.........................................................................       23,363         6,503
                                                                                                  ----------    ----------
               Total stockholders' equity......................................................      150,555       110,793
                                                                                                  ----------    ----------
               Total liabilities and stockholders' equity......................................   $  355,837    $  212,734
                                                                                                  ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                                            Year Ended December 31
                                                                                    ----------------------------------------
                                                                                           2000         1999         1998
                                                                                       ----------   ----------   ----------
Sales..............................................................................    $  394,636   $  167,912   $   66,499
Cost of goods sold..................................................................      314,297      135,195       53,974
                                                                                       ----------   ----------   ----------
     Gross profit...................................................................       80,339       32,717       12,525
Selling, general and administrative expenses........................................       27,741        9,491        4,712
Stock compensation charge...........................................................           --        2,880           --
Depreciation and amortization.......................................................       11,212        3,453          930
                                                                                       ----------   ----------   ----------
     Income from operations.........................................................       41,386       16,893        6,883
Interest expense, net...............................................................       14,095        1,708          165
Other income, net...................................................................        1,319          663           36
                                                                                       ----------   ----------   ----------
     Income before income tax provision ............................................       28,610       15,848        6,754
Income tax provision ...............................................................       11,750        7,658          100
                                                                                       ----------   ----------   ----------
     Net income.....................................................................   $   16,860   $    8,190   $    6,654
                                                                                       ==========   ==========   ==========
Earnings per share:
     Basic..........................................................................   $     0.78   $     0.70   $     2.13
                                                                                       ==========   ==========   ==========
     Diluted........................................................................   $     0.78   $     0.70   $     2.13
                                                                                       ==========   ==========   ==========
Number of shares used in calculating earnings per share:
     Basic..........................................................................       21,573       11,770        3,120
                                                                                       ==========   ==========   ==========
     Diluted........................................................................       21,592       11,783        3,120
                                                                                       ==========   ==========   ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                                                Common Stock       Additional
                                                           ---------------------
                                                                                    Paid-In      Retained    Stockholders'
                                                              Shares     Amount     Capital      Earnings       Equity
                                                           -----------  --------  -----------   -----------  ------------
BALANCE, December 31, 1997.............................          3,120  $      3  $       621   $    10,107  $    10,731
     Distributions to stockholders.....................             --        --           --        (2,231)      (2,231)
     Net income........................................             --        --           --         6,654        6,654
                                                           -----------  --------  -----------   -----------  -----------
BALANCE, December 31, 1998.............................          3,120         3          621        14,530       15,154
     Initial public offering, net of offering costs....          4,370         4       27,668            --       27,672
     Acquisitions of founding companies................          8,319        10       57,904        (6,064)      51,850
     Acquisitions of purchased companies...............          2,430         2       15,198            --       15,200
     Distributions to stockholders.....................             --        --           --       (10,153)     (10,153)
     Stock compensation charge.........................            400        --        2,880            --        2,880
     Net income........................................             --        --           --         8,190        8,190
                                                           -----------  --------  -----------   -----------  -----------
BALANCE, December 31, 1999.............................         18,639        19      104,271         6,503      110,793
     Acquisitions of purchased companies...............          3,710         2       22,355            --       22,357
     Stock issued pursuant to employee stock
        purchase plan..................................            103         1          544            --          545
     Net income........................................             --        --           --        16,860       16,860
                                                           -----------  --------  -----------   -----------  -----------
BALANCE, December 31, 2000.............................         22,452  $     22  $   127,170   $    23,363  $   150,555
                                                           ===========  ========  ===========   ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                   Year Ended December 31
                                                                             -----------------------------------
                                                                                 2000       1999          1998
                                                                             ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..........................................................   $  16,860    $   8,190    $   6,654
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ..................................      11,212        3,453          930
          Debt issuance cost amortization ................................       1,099          123           --
          Net gain on sale of property, plant and equipment ..............        (435)        (218)         (36)
          Deferred income tax provision ..................................       3,011          762           11
          Provision for doubtful accounts ................................         220          118           17
          Stock compensation charge ......................................          --        2,880           --
     Changes in assets and liabilities, excluding effects of acquisitions:
          Receivables ....................................................      (4,194)      (5,372)      (1,697)
          Prepaid expenses and other current assets ......................      (2,623)          69         (519)
          Accounts payable and accrued liabilities .......................     (15,567)        (959)       1,499
                                                                             ---------    ---------    ---------
               Net cash provided by operating activities .................       9,583        9,046        6,859
                                                                             ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment ..........................      (8,205)      (7,547)      (3,300)
     Payments for acquisitions, net of cash received of
        $3,961, $10,070, and $0 ..........................................     (94,957)     (68,495)          --
     Payment of direct costs in connection with acquisitions .............      (3,261)      (8,406)          --
     Proceeds from disposals of property, plant and equipment ............       2,156        1,031           52
     Increase in cash surrender value of life insurance ..................          --           --         (189)
                                                                             ---------    ---------    ---------
               Net cash used in investing activities .....................    (104,267)     (83,417)      (3,437)
                                                                             ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ............................................     192,900       57,266        2,006
     Repayments of borrowings ............................................     (93,141)      (3,607)      (1,136)
     Proceeds from issuances of common stock .............................         545       32,512           --
     Cash paid related to common stock issuance costs ....................        (242)      (4,373)          --
     Debt issuance costs .................................................      (5,294)        (860)          --
     Distributions to stockholders .......................................          --      (10,153)      (2,024)
                                                                             ---------    ---------    ---------
               Net cash provided by (used in) financing activities .......      94,768       70,785       (1,154)
                                                                             ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................          84       (3,586)       2,268
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................         627        4,213        1,945
                                                                             ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $     711    $     627    $   4,213
                                                                             =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest ..............................................   $  12,377    $   1,412    $     344
     Cash paid for income taxes ..........................................   $  12,340    $   4,973    $      78
NONCASH FINANCING ACTIVITY:
     Distribution of cash surrender value of life insurance to
      stockholder.........................................................   $      --    $   1,155    $      --
     Distribution of note receivable to stockholder ......................   $      --    $      --    $     207

  The accompanying notes are an integral part of these consolidated financial statements.

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed an initial public offering of its common stock and concurrently acquired six businesses. From the date of its IPO through December 31, 2000, U.S. Concrete acquired 14 additional businesses.

     For financial statement presentation purposes, (1) Central Concrete Supply Co., Inc., one of the acquired businesses, is presented as the acquirer of the other acquired businesses and U.S. Concrete, (2) all acquisitions are accounted for in accordance with the purchase method of accounting and (3) the effective date of the initial acquisitions is May 31, 1999. These consolidated financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. These consolidated financial statements reflect the operations of the businesses U.S. Concrete acquired after May 31, 1999 from their respective dates of acquisition.

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

2. SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

     The consolidated financial statements consist of the accounts of U.S. Concrete and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated.

   Cash and Cash Equivalents

     U.S. Concrete records as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase.

   Inventories

     Inventories consist primarily of raw materials, pre-cast products, building materials and repair parts that U.S. Concrete holds for use or sale in the ordinary course of business. It uses the first-in, first-out method to value inventories at the lower of cost or market. For each of the three years ended December 31, 2000, management believes U.S. Concrete incurred no material impairments in the carrying value of its inventories.

   Prepaid Expenses

     Prepaid expenses primarily include amounts U.S. Concrete has paid for insurance, licenses, property taxes, rent and maintenance contracts. It expenses or amortizes all prepaid amounts as used or over the period of benefit, as applicable.

   Property, Plant and Equipment, Net

     U.S. Concrete states property, plant and equipment at cost, unless impaired, and uses the straight-line method to compute depreciation of these assets over their estimated useful lives. It capitalizes leasehold improvements on properties it holds under operating leases and amortizes them over the lesser of their estimated useful lives or the applicable lease term. It states equipment it holds under capital leases at the net present value of the future minimum lease payments at the inception of the applicable leases and amortizes that equipment over the lesser of the life of the lease or the estimated useful life of the asset.

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

   Goodwill

     Goodwill represents the amount by which the total purchase price U.S. Concrete has paid to acquire businesses accounted for as purchases exceeds the estimated fair value of the net assets acquired. It amortizes goodwill on a straight-line basis over 40 years. Goodwill and other intangible assets are evaluated for impairment based on the estimated undiscounted future cash flows of the business unit to which these assets relate. As of December 31, 2000 and 1999, accumulated amortization was $5.4 and $1.1 million, respectively.

   Debt Issue Costs

     Other long-term assets include debt issue costs related to U.S. Concrete's credit facility and subordinated debentures (see Note 6 for discussion). U.S. Concrete amortizes these costs as interest expense over the scheduled maturity period of the debt. As of December 31, 2000 and 1999, accumulated amortization of debt issue costs was $1.2 million and $123,000, respectively.

   Allowance for Doubtful Accounts

     U.S. Concrete provides an allowance for accounts receivable it believes it may not collect in full.

   Sales and Expenses

     U.S. Concrete derives its sales primarily from the production and delivery of ready-mixed concrete and related products and materials. It recognizes sales when products are delivered. Cost of goods sold consists primarily of product costs and operating expenses. Operating expenses consist primarily of wages, benefits and other expenses attributable to plant operations, repairs and maintenance and delivery costs. Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses and professional fees.

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

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                                                             Year Ended December 31
                                                                                      --------------------------------------
                                                                                           2000         1999        1998
Numerator:
     Net income......................................................................   $  16,860    $   8,190    $   6,654
Denominator:
     Weighted average common shares outstanding-basic................................      21,573       11,770        3,120
     Effect of dilutive stock options................................................          19           13           --
                                                                                        ---------    ---------    ---------
     Weighted average common shares outstanding-diluted..............................      21,592       11,783        3,120
                                                                                        =========    =========    =========
Earnings per share:
     Basic...........................................................................   $    0.78    $    0.70    $    2.13
     Diluted.........................................................................   $    0.78    $    0.70    $    2.13

     For the years ended December 31, 2000 and 1999, 2.1 million and 1.3 million stock options, respectively, were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock.

   Comprehensive Income

     In the first quarter of 1999, U.S. Concrete adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years ended December 31, 2000, no material differences exist between the historical net income and comprehensive income of U.S. Concrete.

   Segment Information

     U.S. Concrete has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the manner public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. All segments that meet a threshold of 10% of revenues, reported profit or loss or combined assets are defined as significant segments. U.S. Concrete currently operates as one segment comprised of its ready-mixed concrete and related products. All of its operations, sales and long-lived assets are in the United States.

   New Accounting Pronouncements

     Beginning January 1, 2001, U.S. Concrete will apply SFAS No. 133, "Accounting for Derivative Securities and Hedging Activities." SFAS No. 133 will require it to recognize all derivative instruments (including some derivative instruments embedded in other contracts) as assets or liabilities on its balance sheet and measure them at fair value. The statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. U.S. Concrete is evaluating SFAS No. 133 and its impact on existing accounting policies and financial reporting disclosures. U.S. Concrete has not, to date, engaged in activities or entered into arrangements associated with derivative instruments.

3. BUSINESS COMBINATIONS

     U.S. Concrete completed a total of six acquisitions in 2000 and 14 in 1999 including its initial six acquisitions at the time of its IPO, all of which were accounted for as purchases. The accompanying balance sheet at December 31, 2000 includes the preliminary allocations of the purchase prices of the 2000 acquisitions and is subject to final adjustment. The following table summarizes the aggregate consideration U.S. Concrete paid in these transactions:

Acquisitions completed:                                                                           2000         1999
                                                                                              -----------  -----------
   Ready-mixed businesses ................................................................           5           11
   Pre-cast businesses ...................................................................           1            3
                                                                                                     -            -
     Total ...............................................................................           6           14
                                                                                                     =           ==

Consideration:                                                                                    2000         1999
                                                                                              -----------  -----------
   Cash ..................................................................................       $  98,918    $  78,565
   Fair value of common stock issued .....................................................          22,357       67,050
                                                                                                 ---------    ---------
     Total ...............................................................................       $ 121,275    $ 145,615
                                                                                                 =========    =========

     The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming that all 20 of the 1999 and 2000 acquisitions occurred on January 1, 1999:

                                                                                                  Year Ended December 31
                                                                                                 -------------------------
                                                                                                     2000          1999
                                                                                                 -----------    ----------
                                                                                                        (unaudited)
      Revenues..................................................................................  $  416,374   $  413,193
      Net income................................................................................  $   16,460   $   18,178
      Basic earnings per share..................................................................  $     0.74   $     0.81
      Diluted earnings per share................................................................  $     0.74   $     0.81

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

     In connection with the acquisitions, U.S. Concrete has determined the resulting goodwill as follows (in thousands):

                                                                                                    2000         1999
                                                                                                 ----------   ----------
     Cash consideration........................................................................  $   98,918   $   78,565
     Less:  Cash received from acquired companies..............................................      (3,961)     (10,070)
                                                                                                 ----------   ----------
     Cash paid, net of cash acquired...........................................................      94,957       68,495
     Fair value of common stock issued.........................................................      22,357       67,050
     Direct acquisition costs incurred.........................................................       3,261        8,406
                                                                                                 ----------   ----------
         Total purchase costs incurred, net of cash acquired...................................     120,575      143,951
                                                                                                 ----------   ----------
     Fair value of assets acquired, net of cash................................................      48,546       75,067
     Less:  Fair value of assumed liabilities..................................................     (15,700)     (37,699)
                                                                                                 ----------   ----------
     Fair value of net assets acquired, net of cash............................................      32,846       37,368
                                                                                                 ----------   ----------
         Costs incurred in excess of net assets acquired.......................................  $   87,729   $  106,583
                                                                                                 ==========   ==========

     The amounts relating to the 2000 acquisitions are preliminary and subject to final adjustment.

4.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment is as follows (dollars in thousands):

                                                                                             Useful
                                                                                             Lives         December 31
                                                                                               in    --------------------
                                                                                             Years     2000        1999
                                                                                             ------- ---------  ---------
      Land..................................................................................   --    $  12,657  $  12,381
      Buildings and improvements............................................................  10-40      5,395      7,225
      Machinery and equipment...............................................................  10-30     35,880     14,191
      Mixers, trucks and other vehicles.....................................................   6-12     45,496     29,211
      Furniture and fixtures................................................................   3-10      1,075        527
      Construction in progress..............................................................   --        1,010      2,322
                                                                                                      --------    -------
                                                                                                       101,513     65,857
      Less: accumulated depreciation........................................................           (18,520)   (11,908)
                                                                                                      --------    -------
                                                                                                     $  82,993  $  53,949
                                                                                                     =========  =========

5.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in U.S. Concrete's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                                                          December 31
                                                                                                    ------------------------
                                                                                                      2000     1999   1998
                                                                                                      -----    -----  ----
      Balance, beginning of period..................................................................  $  730   $  97   $ 80
      Additions from acquisitions...................................................................   1,085     686     --
      Provision for uncollectible accounts..........................................................     220     118     17
      Uncollectible receivables written off, net of recoveries......................................    (408)   (171)    --
                                                                                                      ------   -----   ----
      Balance, end of period........................................................................  $1,627   $ 730   $ 97
                                                                                                      ======   =====  =====

     Inventory consists of the following (in thousands):

                                                                                                         December 31
                                                                                                   -------------------------
                                                                                                        2000        1999
                                                                                                     --------     -------
      Raw materials................................................................................  $  3,768     $ 1,905
      Pre-cast products............................................................................     3,210         993
      Building materials for resale................................................................     1,500         844
      Repair parts.................................................................................     1,016         609
                                                                                                     --------     -------
                                                                                                     $  9,494     $ 4,351
                                                                                                     ========     =======

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                                                           December 31
                                                                                                    ------------------------
                                                                                                        2000        1999
                                                                                                      ---------   ---------
      Accounts payable.............................................................................   $  25,283   $  27,473
      Accrued compensation and benefits............................................................       3,895       2,764
      Accrued interest.............................................................................       1,890         172
      Accrued income taxes.........................................................................          --       3,827
      Other........................................................................................       5,245       3,363
                                                                                                      ---------   ---------
                                                                                                      $  36,313   $  37,599
                                                                                                      =========   =========

6.   LONG-TERM DEBT

     A summary of long-term debt is as follows (in thousands):

                                                                                                         December 31
                                                                                                  --------------------------
                                                                                                       2000         1999
                                                                                                    ---------   ----------
Secured revolving credit facility.................................................................  $  62,000    $  57,100
12.00% Senior Subordinated Notes..................................................................     95,000          --
Other ............................................................................................        134          275
                                                                                                    ---------    ---------
                                                                                                      157,134       57,375
     Less: current maturities.....................................................................       (107)        (140)
                                                                                                    ----------   ----------
Long-term debt, net of current maturities.........................................................  $ 157,027    $  57,235
                                                                                                    =========-   =========

     U.S. Concrete has a $200 million secured revolving credit facility that expires in May 2002. It may use this facility for working capital, to finance acquisitions and for other general corporate purposes. Availability under the facility is tied to various affirmative and negative financial covenants, including a leverage ratio, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness and prohibition of dividends on its common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets and subsidiary capital stock secure the payment of all obligations owing under the facility. Advances bear interest at the prime rate or LIBOR, at U.S. Concrete's option, in each case plus a margin keyed to the ratio of consolidated indebtedness to cash flow. A commitment fee, based on the ratio of consolidated indebtedness to cash flow, is paid on any unused borrowing capacity. At December 31, 2000 and 1999, U.S. Concrete had borrowings totaling $62.0 million and $57.1 million, respectively, outstanding under this facility at weighted average interest costs of 8.6% and 7.9%. At December 31, 2000, U.S. Concrete had $138 million of remaining capacity under this facility, of which it could borrow $24.8 million based on its leverage ratio at that date. Its ability to borrow additional amounts would increase to the extent that the facility was utilized to fund the acquisition of additional businesses with positive cash flow.

      On November 10, 2000, U.S. Concrete issued and sold to institutional investors in a private placement $95 million aggregate principal amount of its 12.00% senior subordinated notes due November 10, 2010 for $95 million in cash. The terms of these notes requires repayment in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. These notes are subordinated in right of payment to the credit facility and are guaranteed by the subsidiaries of U.S. Concrete. The notes require U.S. Concrete to comply with affirmative and financial covenants generally consistent with those required under the credit facility. U.S. Concrete used the net proceeds from the sale of these notes to repay borrowings under the secured revolving credit facility.

     Aggregate maturities are as follows (in thousands):

Year Ending December 31
-----------------------
      2001............................................................  $    107
      2002............................................................    62,027
      2003............................................................        --
      2004............................................................    13,571
      2005............................................................    13,571
      Thereafter .....................................................    67,858
                                                                        --------
         Total                                                          $157,134
                                                                        ========

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

   Warrants

     In connection with the IPO, U.S. Concrete issued warrants to the underwriters to purchase 200,000 shares of common stock at an exercise price of $8.00 per share. These warrants expire in May 2002. U.S. Concrete issued warrants to purchase an additional 100,000 shares of common stock to such parties in May 2000 at an exercise price of $8.00 per share for advisory services performed by them in connection with an acquisition. These warrants expire in May 2003. At December 31, 2000 and 1999, all these warrants remained outstanding.

   Stock Options

     U.S. Concrete's 1999 incentive plan enables U.S. Concrete to grant non-qualified options, restricted stock, deferred stock, incentive stock options, stock appreciation rights and other long-term incentive awards. Options granted under the plan generally vest over a four year period and expire if not exercised prior to the 10th anniversary following the grant date. The number of shares available for issuance under the plan is limited to the greater of 2.0 million shares of common stock or 15% of the number of shares of common stock outstanding on the last day of the preceding calendar quarter, although the board of directors of U.S. Concrete may, in its discretion, grant additional awards or establish other compensation plans. The number of shares available for awards under the plan was 1.0 million and 1.3 million as of December 31, 2000 and 1999, respectively.

The following table summarizes stock option activity (in thousands, except prices):

                                                                                                                   Weighted
                                                                                                                    Average
                                                                                                                   Exercise
                                                                                                      Options        Price
                                                                                                    -------------------------
      Options outstanding at December 31, 1998......................................................           --    $  --
           Granted..................................................................................        1,425      7.93
           Exercised................................................................................           --       --
           Forfeited................................................................................          (32)     8.13
                                                                                                        ---------
      Options outstanding at December 31, 1999......................................................        1,393      7.93
           Granted..................................................................................        1,205      7.52
           Exercised................................................................................           --       --
           Forfeited................................................................................         (198)     7.68
                                                                                                        ---------
      Options outstanding at December 31, 2000......................................................        2,400    $ 7.74
                                                                                                        =========
      Options exercisable at December 31, 2000......................................................          389    $ 7.94
                                                                                                        =========

      Option exercise price range at December 31, 2000..............................................   $6.13-$8.75

     The weighted average remaining contractual life of the options at December 31, 2000 was 8.63 years.

     As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," U.S. Concrete accounts for stock option awards in accordance with Accounting Principles Board (APB) Opinion No. 25. The exercise prices of all options U.S. Concrete awarded during 2000 and 1999 were at least equal to the fair market values of the common stock on the dates of grant. As a result, under APB No. 25, it did not recognize any compensation expense attributable to these options. Had it determined compensation expense under the SFAS No. 123 method, its net income and earnings per share during 2000 and 1999 would have been the following pro forma amounts (in thousands, except per share amounts):

                                                     Year Ended December 31
                                                     -----------------------
      Net income                                        2000          1999
                                                     -----------------------
           As reported.............................   $ 16,860       $ 8,190
                                                      ========       =======
           Pro forma...............................   $ 16,076       $ 7,699
                                                      ========       =======
      Diluted earnings per share
           As reported.............................   $   0.78       $  0.70
                                                      ========       =======
           Pro forma...............................   $   0.74       $  0.65
                                                      ========       =======

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts because U.S. Concrete expects to make additional awards. For purposes of this disclosure, U.S. Concrete estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                          Year Ended December 31
                                                          ----------------------
                                                             2000         1999
                                                          ----------------------
      Expected dividend yield...........................      0.0 %        0.0 %
      Expected stock price volatility...................     48.2 %       54.7 %
      Risk-free interest rate...........................      5.0 %        6.0 %
      Expected life of options..........................     10 years   10 years


Employee Stock Purchase Plan

     In May 2000, U.S. Concrete's Board of Directors adopted, and its stockholders approved, the U.S. Concrete 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986. All U.S. Concrete personnel that are customarily employed for at least 20 hours per week and five months per calendar year are eligible to participate in the ESPP. Under the ESPP, employees electing to participate are granted the right to purchase shares of U.S. Concrete common stock at a price generally equal to 85% of the lower of the fair market value of a share of U.S. Concrete common stock on the first or last day of the offering period.

8.   INCOME TAXES

     U.S. Concrete's consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

     The amounts of consolidated federal and state income tax provision are as follows (in thousands):

                                                Year Ended December 31
                                              ----------------------------
                                                 2000     1999     1998
                                              ----------------------------
Current:
     Federal..................................  $ 7,617    $6,398   $ --
     State....................................    1,122       498     89
                                                -------    ------   ----
                                                  8,739     6,896     89
                                                -------    ------   ----
Deferred:
     Federal..................................    2,646       700     --
     State....................................      365        62     11
                                                -------    ------   ----
                                                  3,011       762     11
                                                -------    ------   ----
                                                $11,750    $7,658   $100
                                                =======    ======   ====

     A reconciliation of U.S. Concrete's effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

                                                                                                Year Ended December 31
                                                                                          ----------------------------------
                                                                                             2000        1999       1998
                                                                                          ----------------------------------
Tax at statutory rate...................................................................  $ 10,013    $  5,547    $     --
Add (deduct):
     State income taxes.................................................................       967         364         100
     Nondeductible expenses.............................................................       960         405          --
     Nondeductible compensation charge..................................................        --       1,008          --
     Income taxed to Central shareholders...............................................        --        (590)         --
     Deferred tax charge for S corporation taxes........................................        --         924
     Other .............................................................................      (190)         --          --
                                                                                          --------    --------    --------
Income tax provision....................................................................  $ 11,750    $  7,658    $    100
                                                                                          ========    ========    ========
Effective income tax rate...............................................................      41.1%       48.3%        1.5%
                                                                                          ========    ========    ========

     Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. U.S. Concrete presents the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

                                                                                                            December 31
                                                                                                        --------------------
                                                                                                           2000       1999
                                                                                                         --------    ------
Deferred income tax liabilities:
     Property and equipment, net.......................................................................  $ 10,407    $7,838
     Goodwill .........................................................................................     1,689        --
     Other.............................................................................................     1,816       476
                                                                                                         --------   -------
          Total deferred income tax liabilities........................................................    13,912     8,314
                                                                                                         --------   -------
Deferred income tax assets:
     Allowance for doubtful accounts...................................................................       433       197
     Accrued expenses..................................................................................     1,220     1,062
     Other.............................................................................................       424        88
                                                                                                         --------  --------
          Total deferred income tax assets.............................................................     2,077     1,347
                                                                                                         --------  -- -----
               Net deferred income tax liabilities.....................................................  $ 11,835    $6,967
                                                                                                         ========    ======

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

9.  RELATED-PARTY TRANSACTIONS

     U.S. Concrete has transactions in the normal course of business with related parties. These transactions consist principally of operating leases under which U.S. Concrete leases facilities from former owners of its acquired businesses or their affiliates. These leases are for periods generally ranging from three to five years and are on terms management believes are comparable to unrelated party leases. Lease payments under these leases were approximately $978,000 in 2000, $597,000 in 1999, and $144,000 in 1998. The schedule of minimum lease payments in Note 11 includes U.S. Concrete's future commitments under these leases.

     U.S. Concrete provides advances to employees in the normal course of business that are repaid directly or through deductions from payroll. During 2000, U.S. Concrete made non-interest bearing loans totalling $300,000 to two of its officers. The loans to these officers are payable in full by March 1, 2005.

     U.S. Concrete's venture capital partner, Main Street Equity Ventures II, L.P., of which Vincent D. Foster, U.S. Concrete's chairman, is a senior managing director, advanced funds to U.S. Concrete from August 1998 until May 1999 totaling $1.7 million to enable it to pay its expenses in connection with the completion of its IPO and concurrent acquisitions of six operating businesses. U.S. Concrete repaid these advances, including interest accrued at the rate of 6% per year, from the gross proceeds of its IPO. U.S. Concrete paid Main Street $403,000 in 2000 and $180,000 in 1999 for services related to U.S. Concrete's acquisition program.

     In March 2000, U.S. Concrete modified the non-compete provisions pertaining to Neil J. Vannucci, one of its directors, that are contained in the acquisition agreement for the company he formerly owned. The modifications further limit Mr. Vannucci's right to compete in exchange for three annual cash payments of $138,000 each.

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

     U.S. Concrete maintains cash balances at financial institutions, which may at times be in excess of federally insured levels. It has not incurred losses related to these balances during the three-year period ended December 31, 2000.

11.  COMMITMENTS AND CONTINGENCIES

   Litigation and Other Claims

     Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in a California state court, against U.S. Concrete and its subsidiary, Central, that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that U.S. Concrete breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 82 years. U.S. Concrete and Central each filed an answer and cross-complaint in August 2000 which seeks declaratory relief for a determination that Bay-Crete is not entitled to use the contract. In addition, the cross-complaints seek damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of a United States bankruptcy court. A predecessor to Central previously prevailed in the defense of a similar action brought by the general manager of Bay-Crete under a related agreement, and U.S. Concrete and Central believe they have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit.

     From time to time, and currently, U.S. Concrete is subject to various other claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

     U.S. Concrete is currently in discussions with a customer and developer regarding a product warranty claim. The claim relates to a large, single-family home tract-construction project in Northern California for which U.S. Concrete produced and supplied a different batch mix for a short period of time that was used in 72 foundation slabs on grade. The developer asserts that it is entitled to be made whole for all expenses it incurred in demolishing the homes on those slabs, for all costs of rebuilding the homes to their state prior to demolition and for all related costs. Although management believes U.S. Concrete has valid defenses to this claim based on, among other things, failure to mitigate damages, management is unable to quantify a range of loss or to predict with certainty the outcome of this matter at this time.

     U.S. Concrete believes that the resolution of all claims or litigation currently pending or threatened against U.S. Concrete or any of its subsidiaries (including the dispute with Bay-Crete and the product warranty claim described above) will not have a material adverse effect on its business or financial condition; however, because of the inherent uncertainty of resolving claims and litigation, U.S. Concrete cannot assure that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on its results of operations for the fiscal period in which that resolution occurs.

   Lease Payments

     U.S. Concrete leases tracts of land, facilities and equipment it uses in its operations. Rental expense under operating leases was $4.4 million, $2.0 million, and $322,000 in 2000, 1999 and 1998, respectively. Minimum future annual lease payments under these leases are as follows (in thousands):

            Year Ending
            December 31
            -----------
               2001......................................   $  5,004
               2002......................................      4,345
               2003......................................      3,269
               2004......................................      2,752
               2005......................................      2,253
               Thereafter................................      3,247
                                                            --------
                                                            $ 20,870
                                                            ========
   Insurance Programs

      U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes accord with industry practice. Under certain components of its insurance program, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete funds these deductibles and records an expense for expected losses under the programs. The expected losses are determined using actuarial assumptions followed by the insurance industry and U.S. Concrete's historical loss experience.

12.  SIGNIFICANT CUSTOMERS

     Significant customers represented sales (as a percentage of total sales) as follows:

                                                            Year Ended
                                                            December 31
                                                       ---------------------
                                                          2000  1999    1998
                                                       ---------------------
            Customer A.................................    5 %   8 %    16 %
            Customer B (related party).................    4     8      22


13.  SIGNIFICANT SUPPLIERS

     Significant suppliers represented purchases (as a percentage of total purchases) as follows:

                                                             Year Ended
                                                             December 31
                                                       -----------------------
                                                         2000   1999    1998
                                                       -----------------------
            Supplier A................................    11 %   23 %    41 %
            Supplier B................................     5     17      18


14.  EMPLOYEE BENEFIT PLANS

     In February 2000, U.S. Concrete established a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount permitted under IRS regulations. U.S. Concrete matches 100% of employee contributions up to a maximum of 5% of their compensation. U.S. Concrete paid matching contributions of $865,000 during 2000.

     U.S. Concrete maintains defined contribution profit-sharing and money purchase pension plans for its non-union employees. Contributions were not made to these plans in 2000, but were approximately $816,000 in 1999, and $404,000 in 1998.

     U.S. Concrete's subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis. Under these agreements, U.S. Concrete pays specified wages to covered employees, observes designated workplace rules and makes payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

     In connection with its collective bargaining agreements U.S. Concrete participates with other companies in the unions' multi-employer pension plans. These plans cover substantially all of U.S. Concrete's employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or on termination of that plan. U.S. Concrete has no plans to withdraw from these plans. These plans do not maintain information on net assets and actuarial present value of the accumulated share of the plans' unfunded vested benefits allocable to U.S. Concrete, and amounts, if any, for which U.S. Concrete may be contingently liable are not ascertainable at this time. U.S. Concrete made contributions to these plans of $9.0 million in 2000, $4.2 million in 1999 and $2.3 million in 1998.

15. SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except per share data)

                                                                              First      Second       Third      Fourth
                                                                             Quarter     Quarter    Quarter     Quarter
                                                                             --------    --------   ---------   ---------
2000
     Sales................................................................   $ 67,990    $106,486    $116,590    $103,570
     Income from operations...............................................      4,553      13,991      15,203       7,639
     Net income...........................................................      1,516       6,666       6,732       1,946
     Basic earnings per share.............................................       0.08        0.31        0.31        0.09
     Diluted earnings per share...........................................       0.08        0.31        0.31        0.09
1999
     Sales................................................................   $ 12,956    $ 27,648    $ 59,803    $ 67,505
     Income (loss) from operations........................................        716        (182)      8,296       8,063
     Net income (loss)....................................................        926      (1,979)      4,913       4,330
     Basic earnings (loss) per share......................................       0.30       (0.23)       0.30        0.24
     Diluted earnings (loss) per share....................................       0.30       (0.23)       0.30        0.24

     In the second quarter of 1999, in connection with the IPO, U.S. Concrete recorded a noncash compensation charge of $2.9 million for 400,000 shares of common stock issued to management at a nominal cost. The compensation charge was calculated using a fair value of $7.20 per share, which reflects a 10% discount from the IPO price of $8.00 per share because of restrictions on the sale and transferability of the shares issued.

     Also in the second quarter of 1999, an additional tax provision of $924,000 was recorded with the conversion of Central from S-corporation status to C-corporation status. Central had made no provision for federal income taxes for the first five months of 1999.

16.  SUBSEQUENT EVENTS

         Acquisitions

     From January 1 through March 15, 2001, U.S. Concrete acquired two businesses. The aggregate consideration it paid in these transactions, both of which it accounted for as purchases, consisted of $23.5 million in cash and 0.2 million shares of common stock. The cash component of consideration paid was funded by U.S. Concrete's senior revolving credit facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                   PART III

      In Items 10, 11, 12 and 13 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2001 Annual Meeting of Stockholders. We intend to file that definitive proxy statement with the SEC by April 30, 2001.

Item 10. Directors and Executive Officers of the Registrant

      Please see the information appearing under the headings "Proposal No. 1--Election of Directors" and "Executive Officers" in the definitive proxy statement for our 2001 Annual Meeting of Stockholders for the information this
Item 10 requires.

Item 11. Executive Compensation

      Please see the information appearing under the heading "Executive Compensation and Other Matters" in the definitive proxy statement for our 2001 Annual Meeting of Stockholders for the information this Item 11 requires.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Please see the information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for our 2001 Annual Meeting of Stockholders for the information this Item 12 requires.

Item 13. Certain Relationships and Related Transactions

     Please see the information appearing under the heading "Certain Transactions" in the definitive proxy statement for our 2001 Annual Meeting of Stockholders for the information this Item 13 requires.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements.

     See Index to Consolidated Financial Statements on page19.

     (2) Financial Statement Schedules.

     All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

     (3) Exhibits.

  Exhibit
  Number                            Description
----------                          -----------
     2.1*--Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, OCC Acquisition Inc., Opportunity Concrete Corporation and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.1).

     2.2*--Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Walker's Acquisition Inc., Walker's Concrete, Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.2).

    Exhibit
    Number                          Description
   --------                         -----------

     2.3*--Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Central Concrete Acquisitions Inc., Central Concrete Supply Co., Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.3).

     2.4*--Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Bay Cities Acquisition Inc., Bay Cities Building Materials Co., Inc. and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.4).

     2.5*--Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Baer Acquisition Inc., Baer Concrete, Incorporated and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.5).

     2.6*--Agreement and Plan of Reorganization dated as of March 22, 1999 by and among U.S. Concrete, Santa Rosa Acquisition, Inc., R.G. Evans/Associates d/b/a Santa Rosa Cast Products Co.) and the stockholders named therein (Form S-1 (Reg. No. 333-74855), Exhibit 2.6).

     2.7*--Uniform Provisions for the Acquisitions (incorporated into the agreements filed as Exhibits 2.1 through 2.6 hereto) (Form S-1 (Reg. No. 333-74855), Exhibit 2.7).

     2.8*--Acquisition Agreement and Plan of Reorganization dated as of September 14, 1999 by and among U.S. Concrete, Inc., Concrete XI Acquisition, Inc., Carrier Excavation and Foundation Company, John F. Carrier, William Henry Carrier, Michael K. Carrier, Mary G. Carrier, Trustee for Anne Carrier (TN UGMA), William Henry Carrier, Trustee for William Henry Carrier, Jr. (TN UGMA), and Mary G. Carrier (Form 10-K for the year ended December 31, 1999 (File No. 000-26025),
           Exhibit 2.8).

     2.9*--Stock Purchase Agreement dated as of November 5, 1999 by and among U.
           S. Concrete, Inc., B. Thomas Stover, as Trustee under Trust Agreement dated February 20, 1986 for B. Thomas Stover, Sarah M. Stover, as Trustee under Trust Agreement dated February 27, 1990 for Sarah M. Stover, B. Andrew Stover, B. Thomas Stover, Custodian under Michigan Uniform Gifts to Minors Act for the benefit of Carolyn A. Stover, Jeffery D. Spahr, Jeffrey T. Stover, and Bradley C. Stover (Form 10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 2.9).

    2.10*--Stock Purchase Agreement dated as of January 20, 2000 by and among Robert S. Beall, Chase Bank of Texas, National Association, in its capacity as Trustee for Allison Beall 1999 Trust, Logan Beall 1999 Trust, Allison Beall Descendants' Trust and Logan Beall Descendants' Trust and U.S. Concrete, Inc. (Form 8-K dated February 23, 2000, (File No. 000-26025), Exhibit 2.1).

    2.11*--Amendment No. 1 to Stock Purchase Agreement dated January 28, 2000 by and among Robert S. Beall, Chase Bank of Texas, National Association, in its capacity as Trustee for Allison Beall 1999 Trust, Logan Beall 1999 Trust, Allison Beall Descendants' Trust and Logan Beall Descendants' Trust and U.S. Concrete, Inc. (Form 8-K dated February 23, 2000, (File No. 000-26025), Exhibit 2.2).

    2.12*--Stock Purchase Agreement dated as of January 24, 2000 by and among Fallis Arch Beall, Nola Sue Beall, Robert S. Beall, Leigh Ann Gathright, Doris W. Stokes and Fallis Arch Beall, in his capacity as Trustee for the R. E. Stokes Trust and U. S. Concrete, Inc. (Form 8-K dated February 23, 2000, (File No. 000-26025), Exhibit 2.3).

    2.13*--Acquisition Agreement and Plan of Reorganization dated as of February 8, 2000 by and among U. S. Concrete, Inc., Concrete XIX Acquisition, Inc., Cornillie Fuel & Supply, Inc., Richard A. Deneweth and Joseph C. Cornillie, Trustee URTA of Joseph C. Cornillie (Form 10-K for the year ended December 31, 1999 (File No. 000-26025),
           Exhibit 2.13).

    2.14*--Stock Purchase Agreement dated as of February 8, 2000 by and among
           U. S. Concrete, Inc., Cornillie Fuel & Supply, Inc., Dencor, Inc. Richard A. Deneweth and Joseph C. Cornillie, Trustee URTA of Joseph
           C. Cornillie (Form 10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 2.14).

    2.15*--Acquisition Agreement and Plan of Reorganization dated as of February 8, 2000 by and among U. S. Concrete, Inc., Concrete XVIII Acquisition, Inc., Cornillie Leasing, Inc., Richard A. Deneweth, and Joseph C. Cornillie, Trustee URTA of Joseph C. Cornillie(Form 10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 2.15).

    2.16*--Acquisition Agreement and Plan of Reorganization dated as of March
           2, 2000 by and among U. S. Concrete, Inc., Concrete XXIV Acquisition, Inc., Stancon Inc. and Donald S. Butler and John Grace (Form 10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 2.16).

     3.1*--Restated Certificate of Incorporation of U.S. Concrete (Form S-1
           (Reg. No. 333-74855), Exhibit 3.1).

     3.2*--Bylaws of U.S. Concrete (Form 10-Q for the quarter ended September
           30, 2000 (File No. 000-26025), Exhibit 3.2).

    Exhibit
    Number                          Description
   --------                         -----------

     3.3*--Certificate of Designation of Junior Participating Preferred Stock
           (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025,
           Exhibit 3.3).

     4.1*--Amended and Restated Credit Agreement dated as of February 9, 2000, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union National Bank, as documentation agent, Bank One, Texas, NA, Branch Banking & Trust Company, Credit Lyonnais New York Branch and The Bank of Nova Scotia, as co-managing agents and Chase Bank of Texas, N.A., as the Administrative Agent, and Chase Securities, Inc., as sole book manager and lead arranger (Form 10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 4.6).

      4.2--First Amendment to Amended and Restated Credit Agreement, dated July
           7, 2000, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union National Bank, as documentation agent, Bank One, Texas, NA, Branch Banking & Trust Company, Credit Lyonnais New York Branch and The Bank of Nova Scotia, as co-managing agents and Chase Bank of Texas, N.A., as the Administrative Agent, and Chase Securities, Inc., as sole book manager and lead arranger.

      4.3--Second Amendment to Amended and Restated Credit Agreement, dated
           September 30, 2000, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union National Bank, as documentation agent, Bank One, Texas, NA, Branch Banking & Trust Company, Credit Lyonnais New York Branch and The Bank of Nova Scotia, as co-managing agents and Chase Bank of Texas, N.A., as the Administrative Agent, and Chase Securities, Inc., as sole book manager and lead arranger.

      4.4--Note Purchase Agreement, dated November 10, 2000, among U.S.
           Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticutt General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company.

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

   10.1*+--1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855),
           Exhibit 10.1).

   10.2*+--Employment Agreement between U.S. Concrete and William T. Albanese
           (Form S-1 (Reg. No. 333-74855), Exhibit 10.2).

   10.3*+--Form of Employment Agreement between U.S. Concrete and Michael W.
           Harlan (Form S-1 (Reg. No. 333-74855), Exhibit 10.3).

   10.4*+--Form of Employment Agreement between U.S. Concrete and Eugene P.
           Martineau (Form S-1 (Reg. No. 333-74855), Exhibit 10.4).

   10.5*+--Employment Agreement between U.S. Concrete and Michael D. Mitschele
           (Form S-1 (Reg. No. 333-74855), Exhibit 10.5).

   10.6*+--Employment Agreement between U.S. Concrete and Charles W. Sommer
           (Form S-1 (Reg. No. 333-74855), Exhibit 10.6).

   10.7*+--Employment Agreement between U.S. Concrete and Neil J. Vannucci
           (Form S-1 (Reg. No. 333-74855), Exhibit 10.7).

   10.8*+--Employment Agreement between U.S. Concrete and Robert S. Walker
           (Form S-1 (Reg. No. 333-74855), Exhibit 10.8).

   10.9*+--Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form S-1 (Reg. No. 333-74855), Exhibit 10.9).

  10.10*+--Form of Employment Agreement between U.S. Concrete and Terry Green
           (Form S-1 (Reg. No. 333-74855), Exhibit 10.10).

  10.11*+--Employment Agreement between U.S. Concrete and Donald C. Wayne
           (Form 10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 10.11).

  10.12*+--Amended and Restated Indemnification Agreements dated August 17,
           2000 between U.S. Concrete and each of its directors and officers (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.1).

  10.13*+--Indemnification Agreement dated August 17, 2000 between U.S.
           Concrete and Raymond C. Turpin (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.2).

    Exhibit
    Number                              Description
   --------                             -----------

     10.14--Promissory Note, dated March 2, 2000, issued by Michael W. Harlan to
            U.S. Concrete, Inc.

     10.15--Promissory Note, dated March 2, 2000, issued by Eugene P. Martineau to U.S. Concrete, Inc.

     10.16--Agreement, dated March 15, 2000, between U.S. Concrete, Inc. and
            Neil J. Vannucci.

        21--Subsidiaries

        23--Consent of independent public accountants.

___________
* Incorporated by reference to the filing indicated.
+ Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U.S. CONCRETE, INC.

Date: March 15, 2001
                                       By: /s/ Eugene P. Martineau
                                           -------------------------------------
                                           Eugene P. Martineau
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2001.

       Signature                                         Title
  ---------------------                     -------------------------------


 /s/ Eugene P. Martineau              President and Chief Executive Officer and
 -----------------------------        Director (Principal Executive Officer)
     Eugene P. Martineau

 /s/ Michael W. Harlan                Chief Financial Officer and Director
 -----------------------------        (Principal Financial Officer)
     Michael W. Harlan

 /s/ Charles W. Sommer                Vice President and Controller
 -----------------------------        (Principal Accounting Officer)
     Charles W. Sommer

 /s/ Vincent D. Foster                Director
 -----------------------------
     Vincent D. Foster

 /s/ John R. Colson                   Director
 -----------------------------
     John R. Colson

 /s/ Peter T. Dameris                 Director
 --------------------------------
     Peter T. Dameris

 /s/ William T. Albanese              Director
 --------------------------------
     William T. Albanese

 /s/ Michael D. Mitschele             Director
 -----------------------------
     Michael D. Mitschele

 /s/ Murray S. Simpson                Director
 -----------------------------
     Murray S. Simpson

 /s/ Neil J. Vannucci                 Director
 -----------------------------
     Neil J. Vannucci

 /s/ Robert S. Walker                 Director
 -------------------------------
     Robert S. Walker