Form 10-Q
period 2001-03-31
US CONCRETE INC
filed 2001-05-14
CIK 1073429

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the transition period from  ___________________ to ____________________


                        Commission file number 000-26025

                              U.S. CONCRETE, INC.
             (exact name of registrant as specified in its charter)

                  Delaware                                   76-0586680
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

  2925 Briarpark, Suite 500, Houston, Texas                    77042
  (Address of principal executive offices)                   (Zip code)

      Registrant's telephone number, including area code:  (713) 499-6200

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                  _____       _____

  U.S. Concrete, Inc. had 23,317,546 shares of its Common Stock, par value $.001 per share, outstanding at May 14, 2001.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                       Page
                                                                                       ----
Part I - Financial Information
 Item 1.  Financial Statements
   U.S. CONCRETE, INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets.............................................   1
     Condensed Consolidated Statements of Operations...................................   2
     Condensed Consolidated Statements of Cash Flows...................................   3
     Notes to Condensed Consolidated Financial Statements..............................   4
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.......................................................................   8
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................  10

Part II - Other Information
 Item 2.  Changes in Securities and Use of Proceeds....................................  11
 Item 6.  Exhibits and Reports on Form 8-K.............................................  11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)




                                                                        MARCH 31,      DECEMBER 31,
                                                                          2001            2000
                                                                       -----------     ---------
                                                                       (unaudited)
                                      ASSETS
Current assets:
 Cash and cash equivalents                                              $  2,673       $    711
 Trade accounts receivable, net                                           69,589         62,641
 Inventories                                                              11,947          9,494
 Prepaid expenses and other current assets                                 8,548          5,106
                                                                        --------       --------
       Total current assets                                               92,757         77,952
                                                                        --------       --------

Property, plant and equipment, net                                        89,505         82,993
Goodwill, net                                                            206,284        188,921
Other assets                                                               5,828          5,971
                                                                        --------       --------
       Total assets                                                     $394,374       $355,837
                                                                        ========       ========

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt                                   $     85       $    107
 Accounts payable and accrued liabilities                                 50,706         36,313
                                                                        --------       --------
       Total current liabilities                                          50,791         36,420
                                                                        --------       --------

Long-term debt, net of current maturities                                176,242        157,027
Deferred income taxes                                                     13,987         11,835
                                                                        --------       --------
       Total liabilities                                                 241,020        205,282
                                                                        --------       --------

Commitments and contingencies

Stockholders' equity
 Common stock                                                                 23             22
 Additional paid-in capital                                              131,795        127,170
 Retained earnings                                                        21,536         23,363
                                                                        --------       --------
       Total stockholders' equity                                        153,354        150,555
                                                                        --------       --------
       Total liabilities and stockholders' equity                       $394,374       $355,837
                                                                        ========       ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per share amounts; unaudited)


                                                                         THREE MONTHS
                                                                        ENDED MARCH 31
                                                                    --------------------
                                                                      2001         2000
                                                                    -------      -------
Sales                                                               $89,878      $67,933
Cost of goods sold                                                   76,227       55,748
                                                                     -------      -------
  Gross profit                                                       13,651       12,185
Selling, general and administrative expenses                          8,744        5,277
Depreciation and amortization                                         3,241        2,354
                                                                    -------      -------
  Income from operations                                              1,666        4,554
Interest expense, net                                                 4,970        2,251
Other income, net                                                       207          234
                                                                    -------      -------
  Income (loss) before income tax provision (benefit)                (3,097)       2,537
Income tax provision (benefit)                                       (1,270)       1,020
                                                                    -------      -------
  Net income (loss)                                                 $(1,827)     $ 1,517
                                                                    =======      =======

Net income (loss) per share:
  Basic                                                              $(0.08)       $0.08
                                                                    =======      =======
  Diluted                                                            $(0.08)       $0.08
                                                                    =======      =======

Number of shares used in calculating net income per share:
  Basic                                                              22,601       20,206
                                                                    =======      =======
  Diluted                                                            22,601       20,209
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

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)




                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                              -----------------------
                                                                                 2001         2000
                                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $ (1,827)     $  1,517
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                 3,241         2,354
   Debt issuance cost amortization                                                 441           183
   Net gain on sale of property, plant and equipment                               (17)          (15)
   Deferred income tax provision                                                   810           600
   Provision for doubtful accounts                                                 191            67
  Changes in assets and liabilities, excluding effects of acquisitions:
   Receivables                                                                   5,404         7,287
   Prepaid expenses and other current assets                                    (3,831)         (225)
   Accounts payable and accrued liabilities                                      8,187       (12,298)
                                                                              --------      --------
      Net cash provided by (used in) operating activities                       12,599          (530)
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                    (2,523)       (3,090)
  Payments for acquisitions, net of cash received of $1,344 and $2,987         (27,366)      (64,944)
  Payment of direct costs in connection with acquisitions                         (356)       (1,949)
  Proceeds from disposals of property, plant and equipment                         415            24
                                                                              --------      --------
      Net cash used in investing activities                                    (29,830)      (69,959)
                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      19,230        72,952
  Repayments of borrowings                                                         (37)          (36)
                                                                              --------      --------
      Net cash provided by financing activities                                 19,193        72,916
                                                                              --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,962         2,427
                                                                              --------      --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   711           627
                                                                              --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  2,673      $  3,054
                                                                              ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                      $  3,990      $  1,768
  Cash paid for income taxes                                                  $    207      $    232



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. ORGANIZATION AND BASIS OF PRESENTATION

  U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed the initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through March 31, 2001, U.S. Concrete acquired 17 additional operating businesses and intends to acquire additional companies to expand its operations.

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

  U.S. Concrete's future success depends on a number of factors, which include integrating operations successfully, identifying and integrating satisfactory acquisition candidates, obtaining acquisition financing, managing growth, attracting and retaining qualified management and employees, complying with government regulations and other regulatory requirements or contract specifications and addressing risks associated with competition, seasonality and quarterly fluctuations.

  Under applicable regulations of the SEC, the historical condensed consolidated financial statements in this report are unaudited and omit information and footnote disclosures that financial statements prepared in accordance with generally accepted accounting principles normally would include. In the opinion of management, (1) the disclosures herein are adequate to make the information presented not misleading and (2) the condensed consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods presented.

  Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements and related notes in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2000.

2. SIGNIFICANT ACCOUNTING POLICIES

  U.S. Concrete has not added to or changed its accounting policies significantly since December 31, 2000. For a description of these policies, refer to note 2 of the consolidated financial statements in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2000.

3. BUSINESS COMBINATIONS

  U.S. Concrete completed three acquisitions in the first quarter of 2001 and six during 2000, all of which we accounted for as purchases. The accompanying balance sheet at March 31, 2001 includes our preliminary allocations of the purchase prices of acquisitions made subsequent to March 31, 2000 and is subject to final adjustment.


                                                               THREE MONTHS      YEAR ENDED
                                                              ENDED MARCH 31,    DECEMBER 31,
Acquisitions completed:                                            2001             2000
                                                              ---------------    ------------

 Ready-mixed businesses......................................       1                5
 Pre-cast businesses.........................................       2                1
                                                                 ----             ----
  Total......................................................       3                6
                                                                 ====             ====

  The following table summarizes the aggregate consideration we paid in these transactions (in thousands):

                                                                        THREE MONTHS       YEAR ENDED
                                                                       ENDED MARCH 31,    DECEMBER 31,
                                                                           2001              2000
                                                                       --------------    -------------
                                                                        (unaudited)
 Cash........................................................             $28,710         $ 98,918
 Fair value of common stock issued...........................               4,626           22,357
                                                                          -------         --------
  Total......................................................             $33,336         $121,275
                                                                          =======         ========

  The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming that all nine of the 2000 and 2001 acquisitions occurred on January 1, 2000 (in thousands, except per share amounts):

                                                             THREE MONTHS ENDED MARCH 31
                                                             ---------------------------
                                                               2001               2000
                                                             ---------------------------
                                                                     (unaudited)
   Revenues............................................      $98,338            $92,517
   Net income..........................................      $(1,908)           $  (381)
   Basic earnings per share............................      $ (0.08)           $ (0.02)
   Diluted earnings per share..........................      $ (0.08)           $ (0.02)

Pro forma adjustments in these amounts primarily relate to:

  . contractual reductions in salaries, bonuses and benefits to former owners of the businesses;

  . reduction in interest expense, net of interest expense on borrowings to fund acquisitions;

  .  amortization of goodwill resulting from the acquisitions;

  . reduction in interest expense, net of interest on borrowings to fund acquisitions; and

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

   In connection with the acquisitions, we have determined the resulting goodwill as follows (in thousands):

                                                                                                THREE MONTHS       YEAR ENDED
                                                                                               ENDED MARCH 31,    DECEMBER 31,
                                                                                                   2001               2000
                                                                                               ---------------    ------------
   Cash consideration.................................................................            $ 28,710         $ 98,918
   Less:  Cash received from acquired companies.......................................              (1,344)          (3,961)
                                                                                                  --------         --------
   Cash paid, net of cash acquired....................................................              27,366           94,957
   Fair value of common stock issued..................................................               4,626           22,357
   Direct acquisition costs incurred..................................................                 356            3,261
                                                                                                  --------         --------
       Total purchase costs incurred, net of cash acquired............................              32,348          120,575
                                                                                                  --------         --------

   Fair value of assets acquired, net of cash.........................................              38,212           48,546
   Less:  Fair value of assumed liabilities...........................................             (23,832)         (15,700)
                                                                                                  --------         --------
   Fair value of net assets acquired, net of cash.....................................              14,380           32,846
                                                                                                  --------         --------
       Costs incurred in excess of net assets acquired................................            $ 17,968         $ 87,729
                                                                                                  ========         ========

4. SHARES USED IN COMPUTING EARNINGS PER SHARE

  The following table summarizes the number of shares of common stock we have used on a weighted average basis in calculating earnings per share (in thousands; unaudited):

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31
                                                                                         -----------------------------
                                                                                           2001                  2000
                                                                                         -------                ------
Shares issued to Central's owners                                                          3,120                 3,120
Shares issued to owners of acquired businesses other than Central                         12,155                 9,863
Shares issued to initial stockholders and management personnel of U.S. Concrete            2,853                 2,853
Shares issued in the IPO                                                                   4,370                 4,370
Shares issued under an employee stock purchase plan                                          103                    --
                                                                                          ------                ------
  Number of shares used in calculating basic earnings per share                           22,601                20,206
Effect of shares issuable under stock options and warrants based on the treasury
 stock method                                                                                 --                     3
                                                                                          ------                ------
  Number of shares used in calculating diluted earnings per share                         22,601                20,209
                                                                                          ======                ======


5. LONG-TERM DEBT

  A summary of long-term debt is as follows (dollars in thousands):


                                                           MARCH 31,    DECEMBER 31,
                                                            2001           2000
                                                        -----------     ---------
                                                        (unaudited)
Secured revolving credit facility                        $ 81,230       $ 62,000
12.00% senior subordinated notes                           95,000         95,000
Other                                                          97            134
                                                         --------       --------
                                                          176,327        157,134
  Less:  current maturities                                   (85)          (107)
                                                         --------       --------
Long-term debt, net of current maturities                $176,242       $157,027
                                                         ========       ========

  U.S. Concrete has a $200 million secured revolving credit facility that expires in May 2002. It may use this facility for working capital, to finance acquisitions and for other general corporate purposes. Availability under the facility is tied to various affirmative and negative financial covenants, including a leverage ratio, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness, lender consent for acquisitions and a prohibition of cash dividends on its common stock.
Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets and subsidiary capital stock secure the payment of all obligations owing under the facility. Advances bear interest at the prime rate or LIBOR, at U.S. Concrete's option, in each case plus a margin keyed to the ratio of consolidated indebtedness to cash flow. A commitment fee, based on the ratio of consolidated indebtedness to cash flow, is paid on any unused borrowing capacity. At
March 31, 2001, U.S. Concrete had borrowings totaling $81.2 million outstanding under this facility at a weighted average interest cost of 7.5%. At March 31, 2001, U.S. Concrete had $118.8 million of remaining capacity under this facility, of which it could borrow $23.4 million based on its leverage ratio at that date. Its ability to borrow additional amounts would increase to the extent that the facility was utilized to fund the acquisition of additional businesses with positive cash flow.

  On November 10, 2000, U.S. Concrete issued and sold to institutional investors in a private placement $95 million aggregate principal amount of its 12.00% senior subordinated notes due November 10, 2010 for $95 million in cash. The terms of these notes require repayment in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. These notes are subordinated in right of payment to the credit facility and are guaranteed by the subsidiaries of U.S. Concrete. The notes require U.S. Concrete to comply with affirmative and financial covenants generally consistent with those the secured revolving credit facility contains. U.S. Concrete used the net proceeds from the sale of these notes to repay borrowings under the secured revolving credit facility.

6. INCOME TAXES

  Prior to their respective acquisitions, Central and several other acquired businesses were S corporations and thus were not subject to federal income taxes. Effective with their acquisitions, they became subject to those taxes, and U.S. Concrete has recorded an estimated deferred tax liability to provide for its estimated future income tax obligations resulting from the difference between the book and tax bases of the net assets of these corporations as of the dates of their acquisitions. These consolidated financial statements reflect the federal and state income taxes of these corporations since their dates of acquisition.

7. COMMITMENTS AND CONTINGENCIES

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

8.  SUBSEQUENT EVENTS

  On April 2, 2001 U.S. Concrete acquired a business in Knoxville, Tennessee in a transaction accounted for as a purchase. The aggregate consideration it paid in this transaction consisted of $760,000 in cash and 71,000 shares of common stock. The cash component of the consideration paid was funded by U.S. Concrete's secured revolving credit facility.

  Effective as of March 31, 2001 U.S. Concrete entered into a Third Amendment to its secured revolving credit facility to adjust the fixed charge coverage ratio. The amendment is filed as an exhibit to this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading "Cautionary Statement Concerning Forward-looking Statements" following Items 1 and 2 of Part I of our annual report on Form 10-K for the year ended December 31, 2000 and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Operating Results" in Item 7 of Part II of that annual report.

RESULTS OF OPERATIONS

  The following table sets forth for us selected historical statements of operations information and that information as a percentage of sales for the periods indicated. Except as we note below, our acquisitions in 2000 and the first quarter of 2001 principally account for the changes in 2001 from 2000.

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                  --------------------------------------
                                                                          2001                2000
                                                                  ------------------    ----------------
                                                                     (Dollars in thousands; unaudited)
Sales                                                             $89,878     100.0%    $67,933   100.0%
Cost of goods sold                                                 76,227      84.8      55,748    82.1
                                                                  -------     -----     -------   -----
  Gross profit                                                     13,651      15.2      12,185    17.9
Selling, general and administrative expenses                        8,744       9.7       5,277     7.8
Depreciation and amortization                                       3,241       3.6       2,354     3.4
                                                                  -------     -----     -------   -----
  Income from operations                                            1,666       1.9       4,554     6.7
Interest expense, net                                               4,970       5.5       2,251     3.3
Other income, net                                                     207       0.2         234     0.3
                                                                  -------     -----     -------   -----
  Income (loss) before income tax provision (benefit)              (3,097)     (3.4)      2,537     3.7
Income tax provision (benefit)                                     (1,270)     (1.4)      1,020     1.5
                                                                  -------     -----     -------   -----
  Net income (loss)                                               $(1,827)     (2.0)%   $ 1,517     2.2%
                                                                  =======     =====     =======   =====


  SALES. Sales increased $21.9 million, or 32.3%, from $67.9 million in 2000 to $89.9 million in 2001.

  GROSS PROFIT. Gross profit increased $1.5 million, or 12.0%, from $12.2 million in 2000 to $13.7 million in 2001. Gross margins decreased from 17.9% in 2000 to 15.2% in 2001 as a result primarily of operating inefficiencies resulting from poor weather in several of our markets during the first quarter of 2001.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.5 million, or 65.7%, from $5.3 million in 2000 to $8.7 million in 2001. The increase in selling, general and administrative expenses as a percentage of sales for the three-month period is primarily attributable to management additions in some of our markets.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $887,000, or 37.7%, from $2.4 million in 2000 to $3.2 million in 2001. This increase includes amortization of the goodwill attributable to our acquisition activities. We are amortizing this goodwill over 40 years for each acquisition. At March 31, 2001, the annualized amount of this noncash expense was $5.3 million.

  INTEREST EXPENSE, NET. Interest expense, net, increased $2.7 million from $2.3 million in 2000 to $5.0 million in 2001. This increase was attributable to borrowings we made to pay the cash portion of the purchase prices for our acquisitions and the issuance of $95 million of 12.00% senior subordinated notes in November 2000. At March 31, 2001, we had borrowings totaling $176.3 million outstanding at a weighted average interest cost of 9.9% per annum.

  INCOME TAX PROVISION (BENEFIT). We recorded an income tax benefit of $1.3 million in 2001, a decrease of $2.3 million from the $1.0 million provision for income taxes in 2000. The decrease in income taxes is the result of losses we generated from our operations during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

  Our acquisitions since December 31, 2000 principally account for the changes in our property, plant and equipment account from December 31, 2000 to March 31, 2001.

  During the first quarter of 2001, we purchased three businesses that we have accounted for in accordance with the purchase method of accounting. The aggregate consideration we paid in these transactions consisted of $28.7 million in cash and 794,669 shares of common stock.

  In February 2000, we increased the size of our secured revolving credit facility to $200 million. We had $81.2 million of outstanding borrowings under the facility at March 31, 2001. The facility has a term expiring in May 2002 and a $5.0 million sublimit for letters of credit issued on our behalf. Our borrowing capacity under the facility will vary from time to time depending on our satisfaction of several financial tests. We may use the facility for the following purposes:

     .    financing acquisitions (with the approval of our lenders);
     .    funding the internal  expansion of our operations;
     .    working capital; and
     .    general corporate purposes.

  Our subsidiaries have guaranteed the repayment of all amounts owing under the facility, and we secured the facility with the capital stock and assets of our subsidiaries. The facility:

     .    requires the consent of the lenders for all acquisitions;
     .    prohibits the payment of cash dividends on our common stock;
     .    limits our ability to incur additional indebtedness; and
     .    requires us to comply with financial covenants.

  The failure to comply with these covenants and restrictions would constitute an event of default under the facility.

  At March 31, 2001, we had $118.8 million of remaining capacity under this facility, of which we could borrow $23.4 million based on our leverage ratio at that date. Our ability to borrow additional amounts would increase to the extent that the facility was utilized to fund the acquisition of additional businesses with positive cash flow.

  Effective as of March 31, 2001 we entered into a Third Amendment to our secured revolving credit facility effective as of March 31, 2001 to adjust the fixed charge coverage ratio. We have filed the amendment as an exhibit to this report.

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

  The continuation of our growth strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities, including convertible securities, and borrowings under our credit facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. Using our common stock or convertible securities for this purpose may result in dilution to our then existing stockholders. To the extent we are unable to use our common stock to make future acquisitions, our ability to grow will be limited by the extent to which we are able to raise capital for this purpose, as well as to expand existing operations, through debt or additional equity financings. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of our presently anticipated expansion, which could materially adversely affect our business and the value of our common stock.

  We cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Borrowings under our revolving credit facility expose us to market risks. Outstanding borrowings under our credit facility were $81.2 million at March 31, 2001. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $812,000, or net income per share of $0.02, on an annualized after tax basis. We did not enter into our credit facility for trading purposes, and the facility carries interest at a pre-agreed percentage point spread from either a prime interest rate or a LIBOR interest rate.

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c)  Unregistered Sales of Securities.

  Between December 31, 2000 and March 31, 2001, U.S. Concrete issued 794,669 shares of common stock as part of the consideration we paid to the former owners of businesses we acquired in that period. We issued these shares without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering. Each acquisition involved a small number of owners who received shares of our common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.


 EXHIBIT
 NUMBER                           DESCRIPTION
 -------                          -----------

  3.1*   --  Restated Certificate of Incorporation of U.S. Concrete (Form S-1
             (Reg. No. 333-74855), Exhibit 3.1).
  3.2*   --  Bylaws of U.S. Concrete (Form 10-Q for the quarter ended September
             30, 2000 (File No. 000-26025), Exhibit 3.2).
  3.3*   --  Certificate of Designations of Series A Junior Participating
             Preferred Stock (Form 10-Q for the quarter ended June 30, 2000
             (File No. 000-26025), Exhibit 3.3.
  4.1*   --  Amended and Restated Credit Agreement dated as of February 9, 2000 among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First
             Union Nation Bank, as documentation agent, Bank One, Texas, NA,
             Branch Banking & Trust Company, Credit Lyonnais New York Branch and
             The Bank of Nova Scotia, as co-managing agents and Chase Bank of
             Texas, N.A., as the Administrative Agent, and Chase Securities,
             Inc. as sole book manager and lead arranger (Form 10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 4.6).
  4.2*   --  First Amendment to Amended and Restated Credit Agreement, dated
             July 7, 2000, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union National Bank, as documentation agent, Bank One,
             Texas, N.A., Branch Banking & Trust Company, Credit Lyonnais New
             York Branch and The Bank of Nova Scotia, as co-managing agents and
             Chase Bank of Texas, N.A., as the Administrative Agent, and Chase
             Securities, Inc., as sole book manager and lead arranger.
             (Form 10-K for the year ended December 31, 2000 (File
             No. 000-26025), Exhibit 4.2).
  4.3*   --  Second Amendment to Amended and Restated Credit Agreement, dated
             September 30, 2000, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union National Bank, as documentation agent, Bank One, Texas, N.A., Branch Banking & Trust Company,
             Credit Lyonnais New York Branch and The Bank of Nova Scotia, as co-
             managing agents and Chase Bank of Texas, N.A., as the
             Administrative Agent, and Chase Securities, Inc., as sole book manager and lead arranger. (Form 10-K for the year ended December
             31, 2000 (File No. 000-26025), Exhibit 4.3).
  4.4*   --  Note Purchase Agreement, dated November 10, 2000, among U.S.
             Concrete, Inc., The Prudential Insurance Company of America,
             Metropolitan Life Insurance Company, Teachers Insurance & Annuity
             Association, Connecticut General Life Insurance Company, Allstate
             Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company. (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------

   4.5 -- Third Amendment to Amended and Restated Credit Agreement, effective March 31, 2001 among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union National Bank, as documentation agent, Bank One, Texas, N.A., Branch Banking & Trust Company, Credit Lyonnais New York Branch and The Bank of Nova Scotia, as co-managing agents and The Chase Manhattan Bank, as the Administrative Agent, and Chase Securities, Inc., as sole book manager and lead arranger.

             U.S. Concrete and some of its subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of U.S. Concrete and its subsidiaries on a consolidated basis. Pursuant to paragraph
             4(iii)(A) of Item 601(b) of Regulation S-K, U.S. Concrete agrees to furnish a copy of those instruments to the SEC on request
 10.1*   --  2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated
             May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

*  Incorporated by reference to the filing indicated.


   (b)  Reports on Form 8-K.

       U.S. Concrete did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         U.S. CONCRETE, INC.


Date:  May 14, 2001                      By:  /s/  Michael W. Harlan
                                            ------------------------
                                         Michael W. Harlan
                                         Senior Vice President -- Chief
                                          Financial Officer