Form 10-Q
period 2001-06-30
US CONCRETE INC
filed 2001-08-14
CIK 1073429

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   ---------

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    for the quarterly period ended June 30, 2001 or

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

                                 Yes  X     No
                                    -----     -------

   U.S. Concrete, Inc. 25,788,365 shares of its Common Stock, par value $.001 per share, outstanding at August 14, 2001.

================================================================================

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                       Page
                                                                                       ----
Part I - Financial Information
 Item 1.  Financial Statements
   U.S. CONCRETE, INC. AND SUBSIDIARIES
     Condensed Consolidated Balance Sheets..........................................      1
     Condensed Consolidated Statements of Operations................................      2
     Condensed Consolidated Statements of Cash Flows................................      3
     Notes to Condensed Consolidated Financial Statements...........................      4
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
   of Operations....................................................................     10
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk................     12

Part II - Other Information
 Item 1.  Legal Proceedings.........................................................     13
 Item 2.  Changes in Securities and Use of Proceeds.................................     13
 Item 4.  Submission of Matters to a Vote of Security Holders.......................     13
 Item 6.  Exhibits and Reports on Form 8-K..........................................     14

                        PART I  -- FINANCIAL INFORMATION

Item 1. Financial Statements


                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                JUNE 30,                 DECEMBER 31,
                                                                                  2001                       2000
                                                                        ---------------------       --------------------
                                                                              (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  4,606                   $    711
     Trade accounts receivable, net                                                    87,600                     62,641
     Inventories                                                                       12,203                      9,494
     Prepaid expenses and other current assets                                          6,880                      5,106
                                                                                    ---------                   --------
       Total current assets                                                           111,289                     77,952
                                                                                    ---------                   --------

Property, plant and equipment, net                                                     96,564                     82,993
Goodwill, net                                                                         211,348                    188,921
Other assets                                                                            5,597                      5,971
                                                                                    ---------                   --------
       Total assets                                                                  $424,798                   $355,837
                                                                                     ========                   ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                            $ 90,939                   $    107
     Accounts payable and accrued liabilities                                          61,139                     36,313
                                                                                     --------                   --------
       Total current liabilities                                                      152,078                     36,420
                                                                                     --------                   --------
Long-term debt, net of current maturities                                              95,000                    157,027
Deferred income taxes                                                                  14,581                     11,835
                                                                                     --------                   --------
       Total liabilities                                                              261,659                    205,282
                                                                                     --------                   --------
Commitments and contingencies

Stockholders' equity
     Common stock                                                                          24                         22
     Additional paid-in capital                                                       136,597                    127,170
     Retained earnings                                                                 26,518                     23,363
                                                                                     --------                   --------
       Total stockholders' equity                                                     163,139                    150,555
                                                                                     --------                   --------
       Total liabilities and stockholders' equity                                    $424,798                   $355,837
                                                                                     ========                   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)


                                                             THREE MONTHS                                     SIX MONTHS
                                                             ENDED JUNE 30                                  ENDED JUNE 30
                                                  ----------------------------------             ---------------------------------
                                                       2001                   2000                   2001                   2000
                                                  -----------              ---------             ----------              ---------
Sales                                                $136,299               $106,463               $226,177               $174,396
Cost of goods sold                                    106,981                 83,474                183,208                139,222
                                                  -----------              ---------             ----------              ---------
  Gross profit                                         29,318                 22,989                 42,969                 35,174
Selling, general and administrative expenses           10,420                  5,946                 19,163                 11,223
Special compensation charge                             2,124                     --                  2,124                     --
Depreciation and amortization                           3,366                  3,064                  6,607                  5,418
                                                  -----------              ---------             ----------              ---------
  Income from operations                               13,408                 13,979                 15,075                 18,533
Interest expense, net                                   5,081                  3,399                 10,051                  5,650
Other income, net                                         163                    661                    369                    895
                                                  -----------              ---------             ----------              ---------
  Income before income tax provision                    8,490                 11,241                  5,393                 13,778
Income tax provision                                    3,508                  4,585                  2,238                  5,605
                                                  -----------              ---------             ----------              ---------
  Net income                                         $  4,982               $  6,656               $  3,155               $  8,173
                                                  ===========              =========             ==========              =========
Net income per share:
  Basic                                              $   0.21               $   0.31               $   0.14               $   0.39
                                                  ===========              =========             ==========              =========
  Diluted                                            $   0.21               $   0.31               $   0.14               $   0.39
                                                  ===========              =========             ==========              =========

Number of shares used in calculating net income
 per share:
  Basic                                                23,413                 21,696                 23,010                 20,951
                                                  ===========              =========             ==========              =========
  Diluted                                              23,585                 21,756                 23,095                 20,982
                                                  ===========              =========             ==========              =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30
                                                                                        -------------------------------------
                                                                                             2001                      2000
                                                                                        -----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                               $  3,155                  $  8,173
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                               6,607                     5,418
  Debt issuance cost amortization                                                               939                       405
  Net loss (gain) on sale of property, plant and equipment                                       25                      (336)
  Deferred income tax provision                                                                 846                     1,300
  Provision for doubtful accounts                                                             1,156                       103
  Stock compensation charge                                                                     737                        --
  Changes in assets and liabilities, excluding effects of acquisitions:
  Receivables                                                                               (13,006)                   (8,794)
  Prepaid expenses and other current assets                                                  (1,231)                       77
  Accounts payable and accrued liabilities                                                   16,961                    (3,898)
                                                                                           --------                  --------
     Net cash provided by operating activities                                               16,189                     2,448
                                                                                           --------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                 (6,157)                   (4,657)
  Payments for acquisitions, net of cash received of $1,817 and $3,848                      (35,425)                  (82,179)
  Payment of direct costs in connection with acquisitions                                    (1,718)                   (8,230)
  Proceeds from disposals of property, plant and equipment                                    1,880                     1,251
                                                                                           --------                  --------
     Net cash used in investing activities                                                  (41,420)                  (93,815)
                                                                                           --------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                   28,880                    95,982
  Repayments of borrowings                                                                      (75)                      (72)
  Debt issuance costs                                                                          (322)                   (1,815)
  Proceeds from issuances of common stock                                                       643                        --
                                                                                           --------                  --------
     Net cash provided by financing activities                                               29,126                    94,095
                                                                                           --------                  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     3,895                     2,728
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                711                       627
                                                                                           --------                  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  4,606                  $  3,355
                                                                                           ========                  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                   $  9,048                  $  4,900
  Cash paid for income taxes                                                               $    258                  $  3,481

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

  U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed the initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through June 30, 2001, U.S. Concrete acquired 20 additional operating businesses and intends to acquire additional companies to expand its operations. Our financial statements reflect the operations of the businesses we acquired after May 31, 1999 from their respective dates of acquisition.

  U.S. Concrete's future success depends on a number of factors, which include integrating operations successfully, identifying and acquiring satisfactory acquisition candidates, obtaining acquisition financing, managing growth, attracting and retaining qualified management and employees, complying with government regulations and other regulatory requirements or contract specifications and addressing risks associated with competition, seasonality and quarterly fluctuations.

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

  The preparation of these condensed consolidated financial statements requires us to use estimates and assumptions in determining the amounts of assets and liabilities we report and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our actual results could differ from those estimates.

  We have made certain reclassifications to some amounts in the prior period presentations to conform with the current period presentation.

  Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements and related notes in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2000.

2. SIGNIFICANT ACCOUNTING POLICIES

  U.S. Concrete has not added to or changed its accounting policies significantly since December 31, 2000. For a description of these policies, refer to note 2 to the consolidated financial statements in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2000.

  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits use of the pooling of interests method for those transactions. SFAS No. 141 also specifies criteria intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 142 changes the accounting method for goodwill from an amortization to an impairment-only approach. SFAS No. 142 is effective for acquisitions consummated after June 30, 2001, and will be effective for all previously recorded goodwill beginning as of January 1, 2002. As a result, U.S. Concrete will continue to amortize its existing goodwill and other intangible assets under the previous accounting pronouncements until December 31, 2001. SFAS No. 143 requires measuring and recognizing legal obligations to retire long-lived assets that are identifiable upon acquisition, construction and during the operating life of the assets. SFAS No. 143 is effective for periods beginning after June 15, 2002. U.S. Concrete is currently evaluating the potential impact of the adoption of these statements on its financial position, results of operations and cash flows.

3. BUSINESS COMBINATIONS

  U.S. Concrete completed six acquisitions in the first half of 2001 and six during 2000, all of which we accounted for as purchases. The accompanying balance sheet at June 30, 2001 includes our preliminary allocations of the purchase prices of acquisitions made subsequent to June 30, 2000 and is subject to final adjustment.


                                           Six Months Ended      Year Ended
                                                June 30,        December 31,
                                                  2001              2000
                                           -----------------    ------------
Acquisitions completed:

 Ready-mixed businesses................             4                  5
 Pre-cast businesses...................             2                  1
                                                 ----               ----
  Total................................             6                  6
                                                 ====               ====

  The following table summarizes the aggregate consideration we paid in these transactions (in thousands):

                                            SIX MONTHS ENDED       YEAR ENDED
                                                JUNE 30,           DECEMBER 31,
                                                 2001                 2000
                                            ----------------       ------------
                                              (unaudited)
 Cash....................................       $37,242              $ 98,918
 Fair value of common stock issued.......         8,048                22,357
                                                -------              --------
  Total..................................       $45,290              $121,275
                                                =======              ========

  The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming that all the 2000 and 2001 acquisitions occurred on January 1, 2000 (in thousands, except per share amounts):

                                                      Six Months Ended June 30
                                                      ------------------------
                                                         2001            2000
                                                      ---------        -------
                                                             (unaudited)
   Revenues.......................................     $239,633        $231,069
   Net income.....................................     $  3,480        $  8,094
   Basic earnings per share.......................     $   0.14        $   0.37
   Diluted earnings per share.....................     $   0.14        $   0.37

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

  The pro forma financial information includes $2.7 million of special charges in the period ended June 30, 2001 as discussed in footnote 4 and does not purport to represent what the combined financial results of operations of U.S. Concrete actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of its financial results of operations for any future period.

   In connection with the acquisitions, we have determined the resulting goodwill as follows (in thousands):


                                                                                         SIX MONTHS ENDED       YEAR ENDED
                                                                                             JUNE 30,          DECEMBER 31,
                                                                                               2001                2000
                                                                                         ----------------      ------------
   Cash consideration.................................................................        $ 37,242           $ 98,918
   Less:  Cash received from acquired companies.......................................          (1,817)            (3,961)
                                                                                              --------           --------
   Cash paid, net of cash acquired....................................................          35,425             94,957
   Fair value of common stock issued..................................................           8,048             22,357
   Direct acquisition costs incurred..................................................           1,718              3,261
                                                                                              --------           --------
       Total purchase costs incurred, net of cash acquired............................          45,191            120,575
                                                                                              --------           --------

   Fair value of assets acquired, net of cash.........................................          52,679             48,546
   Less:  Fair value of assumed liabilities...........................................         (32,527)           (15,700)
                                                                                              --------           --------
   Fair value of net assets acquired, net of cash.....................................          20,152             32,846
                                                                                              --------           --------
       Costs incurred in excess of net assets acquired................................        $ 25,039           $ 87,729
                                                                                              ========           ========

4.  SPECIAL CHARGES

     SPECIAL COMPENSATION CHARGES

  Effective April 10, 2001, U.S. Concrete granted incentive compensation to members of its management team and some of its key employees in recognition of the overall contribution made by those employees to its various 2001 capital raising initiatives. This one-time capital raising incentive compensation award is in addition to U.S. Concrete's recurring annual incentive compensation program. The total incentive compensation for all recipients is summarized as follows (in thousands):

                                                           STOCK AWARDS              CASH AWARDS
                                                       (SENIOR MANAGEMENT)        (FIELD PERSONNEL)         TOTAL
                                                       -------------------        -----------------       ----------

Shares of common stock granted                                 103                       --                      103

Value of common stock granted                               $  737                    $  --                   $  737
Cash payments                                                  670                      717                    1,387
                                                            ------                    -----                   ------
 Charge before income tax benefit                            1,407                      717                    2,124
Income tax benefit                                            (584)                    (298)                    (882)
                                                            ------                    -----                   ------
 Charge after benefit from income taxes                     $  823                    $ 419                   $1,242
                                                            ======                    =====                   ======
 Cash charge after benefit from income taxes                $   86                    $ 419                   $  505
                                                            ======                    =====                   ======

  The shares of common stock issued as incentive compensation to the stock award recipients are not subject to any vesting requirements or transfer restrictions, other than any applicable transfer restrictions under federal or state securities laws.

  The fair market value of our common stock on the incentive compensation grant date was $7.19 per share. The one-time capital raising incentive compensation charge was $2.1 million on a pretax basis, $1.2 million on an after tax basis and $505,000 on an after tax cash basis. U.S. Concrete recognized this charge as an expense in the second quarter of 2001.

  LITIGATION CHARGES

  U.S. Concrete recorded a pretax charge of $608,000 in selling, general and administrative expenses to reserve a portion of an account receivable related to the Del Webb project as a result of litigation. Please see note 8.

5. SHARES USED IN COMPUTING EARNINGS PER SHARE

  The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating earnings per share:

                                                                     THREE MONTHS              SIX MONTHS
                                                                    ENDED JUNE 30            ENDED JUNE 30
                                                                  -----------------        -----------------
                                                                  2001         2000        2001         2000
                                                                                  (unaudited)
Shares issued prior to 2000                                       18,639      18,639          18,639      18,639
Shares issued in acquisitions                                      4,579       3,057           4,221       2,312
Shares issued under:
  Employee stock purchase plan                                       103          --             103          --
  Special compensation awards                                         91          --              46          --
  Exercise of employee stock options                                   1          --              --          --
                                                                  ------      ------          ------      ------
  Number of shares used in calculating basic
   earnings per share                                             23,413      21,696          23,009      20,951

Effect of shares issuable under stock options and
  warrants based on the treasury stock method                        172          60              86          31
                                                                  ------      ------          ------      ------
  Number of shares used in calculating diluted
   earnings per share                                             23,585      21,756          23,095      20,982
                                                                  ======      ======          ======      ======


6. LONG-TERM DEBT

  A summary of long-term debt is as follows (dollars in thousands):

                                                         JUNE 30,              DECEMBER 31,
                                                          2001                    2000
                                                      ------------            -------------
                                                                   (unaudited)
Secured revolving credit facility                         $ 90,880              $ 62,000
12.00% senior subordinated notes                            95,000                95,000
Other                                                           59                   134
                                                          --------              --------
                                                           185,939               157,134
  Less:  current maturities                                (90,939)                 (107)
                                                          --------              --------
Long-term debt, net of current maturities                 $ 95,000              $157,027
                                                          ========              ========


  U.S. Concrete has a $200 million secured revolving credit facility that extends through May 2002. It may use this facility for working capital, to finance acquisitions and for other general corporate purposes. Availability under the facility is tied to various affirmative and negative financial covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness, lender consent for acquisitions and a prohibition of cash dividends on U.S. Concrete's common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets and subsidiary capital stock secure the payment of all obligations owing under the facility. Advances bear interest at the prime rate or LIBOR, at U.S. Concrete's option, in each case plus a margin keyed to the ratio of consolidated indebtedness to cash flow. A commitment fee, based on the ratio of consolidated indebtedness to cash flow, is paid on any unused borrowing capacity. At June 30, 2001, U.S. Concrete had borrowings totaling $90.9 million outstanding under this facility at a weighted average interest cost of 6.8%. At June 30, 2001, U.S. Concrete had $109.1 million of remaining capacity under this facility, of which it could borrow $5.3 million based on its leverage ratio at that date. Its ability to borrow additional amounts would increase to the extent that the facility was utilized to fund the acquisition of additional businesses with positive cash flow.

  On November 10, 2000, U.S. Concrete issued and sold to institutional investors in a private placement $95 million aggregate principal amount of its 12.00% senior subordinated notes due November 10, 2010 for $95 million in cash. The terms of these notes require quarterly interest payments on the 10th day of February, May, August and November and repayments of principal in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. These notes are subordinated in right of payment to the credit facility and are guaranteed by the subsidiaries of U.S. Concrete. The notes require U.S. Concrete to comply with affirmative and financial covenants generally consistent with those the credit facility contains. U.S. Concrete used the net proceeds from the sale of these notes to repay borrowings under the credit facility.

7. INCOME TAXES

  Prior to their acquisitions, various acquired businesses were S corporations and were not subject to federal income taxes. Effective with their acquisitions, they became subject to those taxes, and U.S. Concrete has recorded an estimated deferred tax liability to provide for its estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these corporations as of the dates of their acquisitions. These consolidated financial statements reflect the federal and state income taxes of these corporations since their dates of acquisition.

8. COMMITMENTS AND CONTINGENCIES

  Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in a California state court, against U.S. Concrete and its subsidiary, Central Concrete Supply Co., Inc., that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that U.S. Concrete breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 82 years. U.S. Concrete and Central each filed an answer and cross-complaint in August 2000 which seeks declaratory relief for a determination that Bay-Crete is not entitled to use the contract. In addition, the cross-complaints seek damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of a United States bankruptcy court. A predecessor to Central previously prevailed in the defense of a similar action brought by the general manager of Bay-Crete under a related agreement, and U.S. Concrete and Central believe they have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit. The ultimate resolution of this matter, however, could materially and adversely affect our financial condition and results of operations.

  On June 29, 2001, Del Webb California Corp. filed a complaint in the Superior Court of the State of California for the County of Sacramento against one of our subsidiaries, Central, and two other defendants, Cedar Valley Concrete and Capital Engineering Laboratories, Inc. The complaint relates to concrete produced by Central and delivered for use in a large, single-family home tract-construction project in northern California. Cedar Valley, a concrete subcontractor for this project, arranged for Central to provide concrete for foundations and floor slabs for the new homes. Capital Engineering tested the compressive strength of the floor slabs for Del Webb.

  The complaint alleges various causes of action relating to concrete that Central manufactured using a batch mix that did not meet Del Webb's specifications and failed to meet Del Webb's requirements for compressive strength at 7 and 28 days after placement. The complaint further alleges that Del Webb was required to remove and replace the concrete and other construction improvements, components and materials that were placed on the concrete at 76 homes in the project. The complaint seeks relief including damages of at least $7 million, restitution, unspecified punitive damages and awards for interest, costs and expenses, including attorneys' fees. The complaint alleges negligence, negligent interference with prospective economic advantage, deceit and unjust enrichment causes of action against Central.

  We believe Central has valid defenses to these claims based on, among other things, Del Webb's failure to mitigate damages, and we intend to defend against these claims vigorously. The ultimate resolution of this matter, however, could materially and adversely affect our financial condition and results of operations.

  From time to time, and currently, we are subject to various other claims and litigation brought by employees, customers and third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations. We believe it is unlikely that the final outcome of any of such claims or litigation will have a material adverse effect on our business, financial condition or results of operations; however, because of the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our results of operations for the fiscal period in which that resolution occurs. We expect in the future we will from time to time be a party to litigation or administrative proceedings which arise in the normal course of our business.

9.  SUBSEQUENT EVENTS

  On July 18, 2001, we issued in a public offering 1,820,000 shares of our common stock at a price to the public of $8.00 per share. We used the net proceeds of $13.8 million to repay borrowings under our credit facility.

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

RESULTS OF OPERATIONS

  The following table sets forth for us selected historical statements of operations information and that information as a percentage of sales for the periods indicated. Except as we note below, our acquisitions in 2000 and the first two quarters of 2001 principally account for the changes in 2001 from 2000.

                                       THREE MONTHS ENDED JUNE 30                             SIX MONTHS ENDED JUNE 30
                         ---------------------------------------------------   -----------------------------------------------
                                  2001                      2000                       2001                      2000
                         -----------------------    ------------------------   ----------------------    ---------------------
                                                           (dollars in thousands; unaudited)
Sales                     $136,299      100.0%       $106,463      100.0%       $226,177      100.0%       $174,396      100.0%
Cost of goods sold         106,981       78.5          83,474       78.4         183,208       81.0         139,222       79.8
                          ----------------------------------------------------------------------------------------------------
  Gross profit              29,318       21.5          22,989       21.6          42,969       19.0          35,174       20.2
Selling, general and
 administrative expenses    10,420        7.6           5,946        5.6          19,163        8.5          11,223        6.4
Special compensation
  charge                     2,124        1.6              --         --           2,124        0.9              --         --
Depreciation and
  amortization               3,366        2.5           3,064        2.9           6,607        2.9           5,418        3.1
                          ----------------------------------------------------------------------------------------------------
  Income from operations    13,408        9.8          13,979       13.1          15,075        6.7          18,533       10.7
Interest expense, net        5,081        3.7           3,399        3.2          10,051        4.4           5,650        3.2
Other income, net              163        0.1             661        0.6             369        0.2             895        0.5
                          ----------------------------------------------------------------------------------------------------
  Income before income
    tax provision            8,490        6.2          11,241       10.5           5,393        2.4          13,778        8.0
Income tax provision         3,508        2.6           4,585        4.3           2,238        1.0           5,605        3.2
                          ----------------------------------------------------------------------------------------------------
  Net income              $  4,982        3.7%       $  6,656        6.2%       $  3,155        1.4%       $  8,173        4.8%
                          ====================================================================================================


  SALES. Sales increased $29.8 million, or 28.0%, and $51.8 million, or 29.7%, for the three- and six-month periods ended June 30, 2001, respectively, as compared with the corresponding periods in 2000.

  GROSS PROFIT. Gross profit increased $6.3 million, or 27.5%, and $7.8 million, or 22.2%, for the three- and six-month periods ended June 30, 2001, respectively, as compared with the corresponding periods in 2000. Gross margins decreased from 21.6% in the three months ended June 30, 2000 to 21.5% in the three months ended June 30, 2001 and decreased from 20.2% in the six months ended June 30, 2000 to 19.0% in the six months ended June 30, 2001. These declines are due to decreases in sales volume in several of our primary markets resulting from a slowdown in construction activity.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.5 million, or 75.2%, and $7.9 million, or 70.8%, for the three- and six-month periods ended June 30, 2001, respectively, as compared with the corresponding periods in 2000. The increase in selling, general and administrative expenses as a percentage of sales for the three- and six-month periods is attributable to management additions in some of our markets and a pretax charge of $608,000 we recorded in the second quarter of 2001 to reserve a portion of our accounts receivable related to the Del Webb project.

  SPECIAL COMPENSATION CHARGE. We granted additional compensation to members of our management team and some of our key employees in recognition of the overall contribution made by those employees to our various 2001 capital-raising initiatives. This one-time award is in addition to our recurring annual incentive compensation program.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $0.3 million, or 9.9%, and $1.2 million, or 21.9%, for the three- and six-month periods ended June 30, 2001, respectively, as compared with the corresponding periods in 2000. This increase includes amortization of the goodwill attributable to our acquisition activity. We have been amortizing this goodwill over 40 years for each acquisition. At June 30, 2001, the annualized amount of this noncash expense was $5.5 million. As presented in the footnotes to our condensed consolidated financial statements, the Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards Nos. 141 and 142. These statements change the method of accounting for business combinations, amortization of goodwill and other intangible assets. We are currently evaluating the potential impact on our financial position, results of operations and cash flows as a result of the adoption of these statements.

  INTEREST EXPENSE, NET. Interest expense, net, increased $1.7 million, or 49.5%, and $4.4 million, or 77.9%, for the three- and six-month periods ended June 30, 2001, respectively, as compared with the corresponding periods in 2000. This increase was attributable to borrowings we made to pay the cash portion of the purchase prices for our acquisitions and the issuance of $95 million of 12.00% senior subordinated notes in November 2000. At June 30, 2001, we had borrowings totaling $90.9 million outstanding under our credit facility at a weighted average interest cost of 6.8% per annum. Based on this weighted average interest rate, the impact of the senior subordinated notes on interest expense is an increase of $4.9 million, or $0.12 per share, on an annualized after-tax basis.

  OTHER INCOME, NET. Other income, net decreased $0.5 million, or 75.3% and 58.7%, respectively, for the three- and six-month periods ended June 30, 2001, as compared with the corresponding periods in 2000. These decreases were attributable to gains realized in the comparable reporting periods on the sale of a customer contract, the involuntary conversion of property and other items of income and expense that were not replicated in the current periods.

  INCOME TAX PROVISION. We provided for income taxes of $3.5 million and $2.2 million for the three- and six-month periods ended June 30, 2001, respectively, as compared with a provision of $4.6 million and $5.6 million during the corresponding periods in 2000. The decrease in income taxes is principally the result of lower taxable income generated from our operations during the three- and six-month periods ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

  Our acquisitions since December 31, 2000 principally account for the changes in our working capital accounts and our property, plant and equipment account from December 31, 2000 to June 30, 2001.

  During the first two quarters of 2001, we purchased six operating businesses that we have accounted for in accordance with the purchase method of accounting. The aggregate consideration we paid in these transactions consists of $37.2 million in cash and 1.3 million shares of common stock.

  On July 18, 2001, we issued in a public offering 1,820,000 shares of our common stock at a price to the public of $8.00 per share. We used the net proceeds of $13.8 million to repay borrowings under our credit facility.

  We are currently negotiating the terms of an amendment and restatement of our $200 million secured revolving credit facility with the banks that are parties to that facility and other potential lenders. We expect the terms and amount of the amended and restated credit facility to be substantially the same as the existing facility, except the maturity will be extended through May 2004. As of August 13, 2001 we have received commitments from eight of our existing nine lenders and one new lender totaling $188 million, subject only to completion of documentation. We are confident that we will be successful in refinancing the current credit facility prior to its maturity.

  We had $90.9 million of outstanding borrowings under our credit facility at June 30, 2001. Our borrowing capacity under the facility varies from time to time depending on our satisfaction of several financial tests. We may use the facility for the following purposes:

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

  At June 30, 2001, we had $109.1 million of remaining capacity under this facility, of which we could borrow $5.3 million based on our leverage ratio at that date. Our ability to borrow additional amounts would increase to the extent that the facility was utilized to fund the acquisition of additional businesses with positive cash flow.

  On November 10, 2000, we issued and sold to institutional investors in a private placement $95 million aggregate principal amount of our 12.00% senior subordinated notes due November 10, 2010 for $95 million in cash. The terms of these notes require us to repay them in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. We used the net proceeds from our sale of the notes to reduce amounts outstanding under our credit facility.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Borrowings under our credit facility expose us to market risks. Outstanding borrowings under this facility were $90.9 million at June 30, 2001. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $0.9 million, or $0.02 per share, on an annualized after-tax basis. We did not enter into the facility for trading purposes, and the facility carries interest at a pre-agreed percentage point spread from either a prime interest rate or a LIBOR interest rate.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  For information about litigation involving us, see note 8 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Unregistered Sales of Securities.

  Between April 1, 2001 and June 30, 2001, U.S. Concrete issued 504,361 shares of common stock as part of the consideration we paid to the former owners of the three businesses we acquired in that period. We issued those shares without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering. Each acquisition involved a small number of owners who received shares of our common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. Our stockholders voted on the following matters at their annual meeting held on May 17, 2001:

   (a) The following were elected to serve new terms as directors and received the number of votes set opposite their respective names:

                                     Votes For               Votes Withheld
                                    -----------             ----------------
       Vincent D. Foster             19,215,952                   12,078
       Michael D. Mitschele          19,030,616                  197,414
       John R. Colson                19,215,952                   12,078

   (b) The following persons are directors whose terms of office as director continued after the meeting:

       Eugene P. Martineau       William T. Albanese    Murray S. Simpson
       Michael W. Harlan          Robert S. Walker
       Peter T. Dameris            Neil J. Vanucci

   On June 15, 2001, Mr. Dameris resigned as a member of our board of directors.

2. A proposal to ratify the appointment of Arthur Andersen LLP as our independent public accountants received 19,216,903 votes FOR and 3,862 votes AGAINST, with 7,265 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.


 EXHIBIT
  NUMBER                                                     DESCRIPTION
---------                                                    -----------

    3.1*     --  Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).
    3.2*     --  Bylaws of U.S. Concrete (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025),
                 Exhibit 3.2).
    3.3*     --  Certificate of Designations of Series A Junior Participating Preferred Stock (Form 10-Q for the
                 quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3.
    4.1*     --  Amended and Restated Credit Agreement dated as of February 9, 2000 among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union Nation Bank, as documentation agent, Bank One, Texas, NA, Branch Banking & Trust Company, Credit Lyonnais New York Branch and The
                 Bank of Nova Scotia, as co-managing agents and Chase Bank of Texas, N.A., as the Administrative Agent, and Chase
                 Securities, Inc. as sole book manager and lead arranger (Form 10-K for the year ended December 31, 1999 (File No.
                 000-26025), Exhibit 4.6).
    4.2*     --  First Amendment to Amended and Restated Credit Agreement, dated July 7, 2000, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union National Bank, as documentation agent, Bank One, Texas, N.A., Branch Banking & Trust Company, Credit Lyonnais New York Branch and
                 The Bank of Nova Scotia, as co-managing agents and Chase Bank of Texas, N.A., as the Administrative Agent, and
                 Chase Securities, Inc., as sole book manager and lead arranger. (Form 10-K for the year ended December 31, 2000
                 (File No. 000-26025), Exhibit 4.2).
    4.3*     --  Second Amendment to Amended and Restated Credit Agreement, dated September 30, 2000, among U.S. Concrete, the
                 Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union
                 National Bank, as documentation agent, Bank One, Texas, N.A., Branch Banking & Trust Company, Credit Lyonnais New
                 York Branch and The Bank of Nova Scotia, as co-managing agents and Chase Bank of Texas, N.A., as the Administrative
                 Agent, and Chase Securities, Inc., as sole book manager and lead arranger. (Form 10-K for the year ended December
                 31, 2000 (File No. 000-26025), Exhibit 4.3).
    4.4*     --  Note Purchase Agreement, dated November 10, 2000, among U.S. Concrete, Inc., The Prudential Insurance Company of
                 America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life
                 Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm
                 Bureau Life Insurance Company. (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).
    4.5*     --  Third Amendment to Amended and Restated Credit Agreement, effective March 31, 2001 among U.S. Concrete, the
                 Guarantors named therein, the Lenders named therein, Bankers Trust Company, as syndication agent, First Union
                 National Bank, as documentation agent, Bank One, Texas, N.A., Branch Banking & Trust Company, Credit Lyonnais New
                 York Branch and The Bank of Nova Scotia, as co-managing agents and The Chase Manhattan Bank, as the Administrative
                 Agent, and Chase Securities, Inc., as sole book manager and lead arranger (Form 10-Q for the quarter ended March
                 31, 2001 (File No. 000-26025), Exhibit 4.5).

                 U.S. Concrete and some of its subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of U.S. Concrete and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, U.S. Concrete agrees to furnish a copy of those instruments to the SEC on request.
   10.1*       --Underwriting agreement, dated July 12, 2001, between U.S. Concrete and BB&T Capital Markets, a division of Scott &
                 Stringfellow, Inc. (Form 8-K dated July 13, 2001 (File No. 000-26025), Exhibit 1.1).
----------

*  Incorporated by reference to the filing indicated.

(b)  Reports on Form 8-K.

       On July 11, 2001, we reported on Form 8-K a summary of events relating to our operations that occurred subsequent to March 31, 2001. The events reported include: (1) acquisitions we completed from April 1, 2001 through June 29, 2001; (2) the 2001 capital raising incentive compensation charge;
     (3) recently instituted litigation; (4) the resignation of one of our directors; and (5) our inclusion in the Russell 2000 index.

       On July 13, 2001, we reported on Form 8-K our entering into an underwriting agreement with BB&T Capital Markets, a division of Scott & Stringfellow, Inc. for the purchase from us of 1,820,000 shares of our common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     U.S. CONCRETE, INC.


Date:  August 14, 2001                      By:  /s/  Michael W. Harlan
                                               ------------------------
                                               Michael W. Harlan
                                               Senior Vice President -- Chief
                                               Financial Officer