Form 10-Q
period 2001-09-30
US CONCRETE INC
filed 2001-11-14
CIK 1073429

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                   ---------

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    for the quarterly period ended September 30, 2001 or

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

                               Yes    X       No
                                    ------

   U.S. Concrete, Inc. had 26,549,838 shares of its Common Stock, par value $.001 per share, outstanding at November 14, 2001.

                     U.S. CONCRETE, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                              Page
                                                                                              ----
Part I -  Financial Information
 Item 1.  Financial Statements
          Condensed Consolidated Balance Sheets                                                  1
          Condensed Consolidated Statements of Operations                                        2
          Condensed Consolidated Statements of Cash Flows                                        3
          Notes to Condensed Consolidated Financial Statements                                   4
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                         10
 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            12

Part II - Other Information
 Item 1.  Legal Proceedings                                                                     13
 Item 6.  Exhibits and Reports on Form 8-K                                                      14


                        PART I  -- FINANCIAL INFORMATION

Item 1. Financial Statements


                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2001              2000
                                                                     --------------    -------------
                                                                      (UNAUDITED)
                  ASSETS
Current assets:
     Cash and cash equivalents                                           $  6,295          $    711
     Trade accounts receivable, net                                        82,229            62,641
     Inventories                                                           13,173             9,494
     Prepaid expenses and other current assets                              8,002             5,106
                                                                         --------          --------
     Total current assets                                                 109,699            77,952
                                                                         --------          --------

Property, plant and equipment, net                                         96,208            82,993
Goodwill, net                                                             210,953           188,921
Other assets                                                                6,056             5,971
                                                                         --------          --------
       Total assets                                                      $422,916          $355,837
                                                                         ========          ========

                LIABILITIES AND
              STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                               $     37           $    107
     Accounts payable and accrued liabilities                             61,920             36,313
                                                                        --------           --------
       Total current liabilities                                          61,957             36,420
                                                                        --------           --------

Long-term debt, net of current maturities                                162,010            157,027
Deferred income taxes                                                     18,278             11,835
                                                                        --------           --------
       Total liabilities                                                 242,245            205,282
                                                                        --------           --------

Commitments and contingencies

Stockholders' equity
     Common stock                                                             26                 22
     Additional paid-in capital                                          150,342            127,170
     Retained earnings                                                    30,303             23,363
                                                                        --------           --------
     Total stockholders' equity                                          180,671            150,555
                                                                        --------           --------
       Total liabilities and stockholders' equity                       $422,916           $355,837
                                                                        ========           ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts; unaudited)


                                                     THREE MONTHS                      NINE MONTHS
                                                   ENDED SEPTEMBER 30       ENDED SEPTEMBER 30
                                                  --------------------     --------------------
                                                     2001       2000         2001        2000
                                                  --------------------     --------------------

Sales                                             $138,587    $116,591     $364,764     $290,987
Cost of goods sold                                 110,141      91,338      293,349      230,560
                                                  --------    --------     --------     --------
  Gross profit                                      28,446      25,253       71,415       60,427
Selling, general and administrative expenses        13,055       7,302       32,218       18,525
Special compensation charge                             --          --        2,124           --
Depreciation and amortization                        3,508       2,747       10,115        8,165
                                                  --------    --------     --------     --------
  Income from operations                            11,883      15,204       26,958       33,737
Interest expense, net                                4,858       4,023       14,909        9,673
Other income, net                                      199         227          568        1,122
                                                  --------    --------     --------     --------
  Income before income tax provision                 7,224      11,408       12,617       25,186
Income tax provision                                 3,439       4,676        5,677       10,281
                                                  --------    --------     --------     --------
  Net income                                      $  3,785    $  6,732     $  6,940     $ 14,905
                                                  ========    ========     ========     ========

Net income per share:
  Basic                                           $   0.15    $   0.31     $   0.29     $   0.70
                                                  ========    ========     ========     ========
  Diluted                                         $   0.15    $   0.31     $   0.29     $   0.70
                                                  ========    ========     ========     ========

Number of shares used in calculating net income
 per share:
  Basic                                             25,560      22,027       23,869       21,312
                                                  ========    ========     ========     ========
  Diluted                                           25,668      22,037       23,962       21,337
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

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30
                                                                                      ---------------------------------
                                                                                         2001                   2000
                                                                                      ----------             ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $  6,940              $  14,905
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                           10,115                  8,165
  Debt issuance cost amortization                                                          1,423                    723
  Gain on sale of property, plant and equipment                                              (98)                  (415)
  Deferred income tax provision                                                            4,543                  2,000
  Provision for doubtful accounts                                                          1,679                     66
  Stock compensation charge                                                                  776                     --
  Changes in assets and liabilities, excluding effects of acquisitions:
  Receivables                                                                             (7,854)               (16,565)
  Prepaid expenses and other current assets                                               (3,517)                    64
  Accounts payable and accrued liabilities                                                17,089                  4,629
                                                                                        --------              ---------
  Net cash provided by operating activities                                               31,096                 13,572
                                                                                        --------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                              (8,392)                (6,514)
  Payments for acquisitions, net of cash received of $2,164 and $3,961                   (35,078)               (94,957)
  Payment of direct costs in connection with acquisitions                                 (3,222)                (3,701)
  Proceeds from disposals of property, plant and equipment                                 2,784                  1,839
                                                                                        --------              ---------
  Net cash used in investing activities                                                  (43,908)              (103,333)
                                                                                        --------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                 5,010                 93,420
  Repayments of borrowings                                                                   (97)                  (104)
  Debt issuance costs                                                                       (936)                (1,398)
  Proceeds from issuances of common stock                                                 14,581                     --
  Common stock issuance costs                                                               (162)                  (242)
                                                                                        --------              ---------
  Net cash provided by financing activities                                               18,396                 91,676
                                                                                        --------              ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  5,584                  1,915
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             711                    627
                                                                                        --------              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  6,295              $   2,542
                                                                                        ========              =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                $ 13,557              $   9,071
  Cash paid for income taxes                                                            $    309              $     889


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. ORGANIZATION AND BASIS OF PRESENTATION

  U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed the initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through September 30, 2001, U.S. Concrete acquired 20 additional operating businesses and intends to acquire additional companies to expand its operations. Our financial statements reflect the operations of the businesses we acquired after May 31, 1999 from their respective dates of acquisition.

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

  Under applicable regulations of the SEC, the historical condensed consolidated financial statements in this report are unaudited and omit information and footnote disclosures that financial statements prepared in accordance with generally accepted accounting principles normally would include. In the opinion of our management, (1) the disclosures herein are adequate to make the information presented not misleading and (2) the condensed consolidated financial statements reflect all elimination entries and normal adjustments that are necessary for a fair presentation of the results for the interim periods presented.

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

  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits use of the pooling of interests method for those transactions. SFAS No. 141 also specifies criteria intangible assets must meet to be recognized and reported apart from goodwill. SFAS No. 142 changes the accounting method for expensing goodwill from an amortization to an impairment-only approach. SFAS No. 142 is effective for acquisitions consummated after June 30, 2001 and will be effective for all previously recorded goodwill beginning as of January 1, 2002. As a result, U.S. Concrete will continue to amortize its existing goodwill and other intangible assets under the previous accounting pronouncements until December 31, 2001. SFAS No. 143 requires measuring and recognizing legal obligations to retire long-lived assets which are identifiable upon acquisition, construction and during the operating life of the assets. SFAS No. 143 is effective for fiscal periods beginning after June 15, 2002. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion ("APB") No. 30. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and the basic requirements of APB No. 30; however, it establishes a single accounting model to be used for long-lived assets to be disposed of by sale, and it expands the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for fiscal periods beginning after December 15, 2001. U.S. Concrete is currently evaluating the potential impact of the adoption of these statements on its financial position and results of operations.

3. BUSINESS COMBINATIONS

  U.S. Concrete completed six acquisitions in the first nine months of 2001 and six during 2000, all of which we accounted for as purchases. The accompanying balance sheet at September 30, 2001 includes our preliminary allocations of the purchase prices of acquisitions made subsequent to September 30, 2000 and is subject to final adjustment.


                                    NINE MONTHS ENDED          YEAR ENDED
ACQUISITIONS COMPLETED:            SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                   ------------------       -----------------
Ready-mixed businesses                      4                      5
Pre-cast businesses                         2                      1
                                   ------------------       -----------------
                                            6                      6
                                   ==================       =================

  The following table summarizes the aggregate consideration we paid in these transactions (in thousands):


                                           NINE MONTHS ENDED           YEAR ENDED
                                           SEPTEMBER 30, 2001       DECEMBER 31, 2000
                                           ------------------       ------------------
                                              (unaudited)
Cash                                            $37,242                 $ 98,918
Fair value of common stock issued                 8,048                   22,357
                                                -------                 --------
                                                $45,290                 $121,275
                                                =======                 ========

  The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming that all the 2000 and 2001 acquisitions occurred on January 1, 2000 (in thousands, except per share amounts):

                                           Nine Months Ended September 30
                                         ----------------------------------
                                                2001             2000
                                            ----------        ---------
                                                    (unaudited)
   Revenues  ............................    $378,220          $369,743
   Net income  ..........................    $  7,600          $ 14,613
   Basic earnings per share  ............    $   0.29          $   0.62
   Diluted earnings per share  ..........    $   0.29          $   0.62

Pro forma adjustments in these amounts primarily relate to:

  . contractual reductions in salaries, bonuses and benefits to former owners of the businesses;

  . elimination of legal, accounting and other professional fees incurred in connection with the acquisitions;

  .  amortization of goodwill resulting from the acquistions;

  . reduction in interest expense, net of interest expense on borrowings to fund acquisitions; and

  . adjustments to the federal and state income tax provisions based on pro forma operating results.

  Pro forma and actual financial information include $5.0 million of pretax special compensation and litigation charges in the nine month period ended September 30, 2001 as discussed in footnote 4 and does not purport to represent what the combined financial results of operations of U.S. Concrete actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of its financial results of operations for any future period.

   In connection with the acquisitions, we have determined the resulting goodwill as follows (in thousands):

                                                                  NINE MONTHS ENDED         YEAR ENDED
                                                                  SEPTEMBER 30, 2001     DECEMBER 31, 2000
                                                                  ------------------     -----------------
                                                                     (unaudited)
   Cash consideration.........................................        $ 37,242                $ 98,918
   Less:  cash received from acquired companies...............          (2,164)                 (3,961)
                                                                      --------                --------
   Cash paid, net of cash acquired............................          35,078                  94,957
   Fair value of common stock issued..........................           8,048                  22,357
   Direct acquisition costs incurred..........................           3,222                   3,701
                                                                      --------                --------
       Total purchase costs incurred, net of cash acquired....          46,348                 121,015
                                                                      --------                --------

   Fair value of assets acquired, net of cash.................          52,916                  48,546
   Less:  fair value of assumed liabilities...................         (32,579)                (15,260)
                                                                      --------                --------
   Fair value of net assets acquired, net of cash.............          20,337                  33,286
                                                                      --------                --------
       Costs incurred in excess of net assets acquired........        $ 26,011                $ 87,729
                                                                      ========                ========

  On October 2, 2001 U.S. Concrete acquired a business in Delaware. The aggregate consideration it paid in this transaction consisted of $11.5 million in cash and 742,000 shares of common stock. The cash component of the consideration paid was funded by U.S. Concrete's secured revolving credit facility.

4.  SPECIAL COMPENSATION AND LITIGATION CHARGES

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

                                                           STOCK AWARDS         CASH AWARDS
                                                       (SENIOR MANAGEMENT)   (FIELD PERSONNEL)      TOTAL
                                                       -------------------   -----------------   ------------
Shares of common stock granted                                  108                    --              108

Value of common stock granted                                $  776                 $  --           $  776
Cash payments                                                   631                   717            1,348
                                                             ------                 -----           ------
 Charge before income tax benefit                             1,407                   717            2,124
Income tax benefit                                             (633)                 (323)            (956)
                                                             ------                 -----           ------
 Charge after benefit from income taxes                      $  774                 $ 394           $1,168
                                                             ======                 =====           ======
 Cash charge after benefit from income taxes                 $   (2)                $ 394           $  392
                                                             ======                 =====           ======

  The shares of common stock issued as incentive compensation to the stock award recipients are not subject to any vesting requirements or transfer restrictions, other than any applicable transfer restrictions under federal or state securities laws.

  The fair market value of our common stock on the incentive compensation grant date was $7.19 per share. The one-time capital raising incentive compensation charge was $2.1 million on a pretax basis, $1.2 million on an after-tax basis and $392,000 on an after-tax cash basis. U.S. Concrete recognized this charge as an expense in the second quarter of 2001.

  LITIGATION CHARGES

  In September 2001, U.S. Concrete entered into a settlement agreement with Del Webb relating to litigation initiated against U.S. Concrete and others involving claims of defective concrete provided for use in a large, single-family home tract-construction project in Northern California. Under the settlement agreement, U.S. Concrete agreed to accept a back charge in the amount of $608,000 from Del Webb and pay an additional $2.2 million to Del Webb. U.S. Concrete recorded the $608,000 and $2.2 million charges as selling, general and administrative expenses in the second and third quarters, respectively, of 2001. See note 8 for additional information concerning the Del Webb litigation and the pending settlement.

5. SHARES USED IN COMPUTING EARNINGS PER SHARE

  The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating earnings per share:

                                                         THREE MONTHS            NINE MONTHS
                                                      ENDED SEPTEMBER 30      ENDED SEPTEMBER 30
                                                    ----------------------   -------------------
                                                        2001        2000        2001        2000
                                                    -----------  ---------   ---------   -------
                                                                     (unaudited)
Number of shares used in calculating basic
 earnings per share                                   25,560      22,027      23,869      21,312
Effect of shares issuable under stock options and
 warrants based on the treasury stock method             108          10          93          25
                                                    -----------  ---------   ---------   -------
   Number of shares used in calculating diluted
   earnings per share                                 25,668      22,037      23,962      21,337
                                                    ===========  =========   =========   =======

  On July 18, 2001, we issued in a public offering 1.8 million shares of our common stock at a price to the public of $8.00 per share. We used the net proceeds of $13.8 million to repay borrowings under our credit facility.

For the three and nine months ended September 30, 2001, stock options of 1.8 million and 1.9 million, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of U.S. Concrete's common stock.

For the three and nine months ended September 30, 2000, stock options of 2.0 million and 2.0 million, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of U.S. Concrete's common stock.

6. LONG-TERM DEBT

  A summary of long-term debt is as follows (dollars in thousands):

                                                                                    SEPTEMBER 30,               DECEMBER 31,
                                                                                        2001                       2000
                                                                                    -------------               ------------
                                                                                     (unaudited)
Secured revolving credit facility                                                      $ 67,010                   $ 62,000
12.00% senior subordinated notes                                                         95,000                     95,000
Other                                                                                        37                        134
                                                                                       --------                   --------
                                                                                        162,047                    157,134
  Less:  current maturities                                                                 (37)                      (107)
                                                                                       --------                   --------
Long-term debt, net of current maturities                                              $162,010                   $157,027
                                                                                       ========                   ========

  On August 31, 2001, U.S. Concrete amended and restated its secured revolving credit facility. The terms of the facility are substantially unchanged, except that the parties extended the maturity of the facility from May 2002 to May 2004 and reduced the size of the facility from $200 million to $188 million. U.S. Concrete may use this facility for working capital, to finance acquisitions and for other general corporate purposes. Availability under the facility is tied to various affirmative and negative financial covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness, lender consent for acquisitions and a prohibition of cash dividends on U.S. Concrete's common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets and subsidiary capital stock secure the payment of all obligations owing under the facility. Advances bear interest at the prime rate or LIBOR, at U.S. Concrete's option, in each case plus a margin keyed to the ratio of consolidated indebtedness to cash flow. A commitment fee, based on the ratio of consolidated indebtedness to cash flow, is paid on any unused borrowing capacity. At September 30, 2001, U.S. Concrete had borrowings totaling $67.0 million outstanding under this facility at a weighted average interest cost of 6.1%. At September 30, 2001, U.S. Concrete had $121.0 million of remaining capacity under this facility, of which it could borrow $9.2 million based on its leverage ratio at that date; however, its ability to borrow additional amounts would increase to the extent that it uses the facility to fund the acquisition of additional businesses with positive cash flow.

7. INCOME TAXES

  Prior to their acquisitions, various acquired businesses were S corporations and were not subject to federal income taxes. Effective with their acquisitions, they became subject to those taxes, and U.S. Concrete has recorded an estimated deferred tax liability to provide for its estimated future income tax liability as a result of the difference between the book and tax bases of the net assets of these corporations as of the dates of their acquisitions. These financial statements reflect the federal and state income taxes of these corporations since their dates of acquisition.

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

  On June 29, 2001, Del Webb California Corp. filed a complaint in the Superior Court of the State of California for the County of Sacramento against one of our subsidiaries, Central, and two other defendants, Cedar Valley Concrete and Capital Engineering Laboratories, Inc. The complaint related to concrete produced by Central and delivered for use in a large, single-family home tract-construction project in northern California. Cedar Valley, a concrete subcontractor for this project, arranged for Central to provide concrete for foundations and floor slabs for the new homes. Capital Engineering tested the compressive strength of the floor slabs for Del Webb.

  The complaint alleged various causes of action relating to concrete that Central manufactured using a batch mix that did not meet Del Webb's specifications and failed to meet Del Webb's requirements for compressive strength at 7 and 28 days after placement. The complaint further alleged that Del Webb was required to remove and replace the concrete and other construction improvements, components and materials that were placed on the concrete at 76 homes in the project. The complaint sought relief including damages of at least $7 million, restitution, unspecified punitive damages and awards for interest, costs and expenses, including attorneys' fees. The complaint alleged negligence, negligent interference with prospective economic advantage, deceit and unjust enrichment causes of action against Central.

  Effective September 24, 2001, Del Webb California Corp., its parent company Del Webb Corporation, Central, U.S. Concrete and Cedar Valley entered into a settlement agreement relating to these claims. Under the settlement agreement, Central agreed to accept a back charge in the amount of $608,000 from Del Webb, effectively eliminating a receivable from Del Webb in that amount, and pay an additional $2.2 million to Del Webb. In connection with the settlement, Central, U.S. Concrete and Cedar Valley also entered into a two-year supply agreement with Del Webb to continue to provide concrete for use in Del Webb's project in northern California at an agreed-to selling price adjustment from the price charged by Central to Cedar Valley (which we believe approximates the discount we would provide for a contract with similar volume). Final effectiveness of the settlement, and the continued effectiveness of the supply agreement through the two-year period, is contingent on a determination by the Superior Court that the settlement is in good faith. Capital Engineering has filed an objection to the settlement; however, we believe that the Court will find the settlement to be in good faith.

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

RESULTS OF OPERATIONS

  The following table sets forth for us selected historical statements of operations information and that information as a percentage of sales for the periods indicated. Except as we note below, our acquisitions in 2000 and the first three quarters of 2001 principally account for the changes in 2001 from 2000.

                                       THREE MONTHS ENDED SEPTEMBER 30                       NINE MONTHS ENDED SEPTEMBER 30
                            ---------------------------------------------------------------------------------------------------
                                   2001                       2000                       2001                     2000
                            --------------------    -----------------------      ----------------------    --------------------
                                                            (dollars in thousands; unaudited)

Sales                       $138,587       100%       $116,591      100.0%       $364,764      100.0%       $290,987      100.0%
Cost of goods sold           110,141      79.5          91,338       78.3         293,349       80.4         230,560       79.2
                            --------    --------    -----------    --------      ---------    ---------    ----------     -----
  Gross profit                28,446      20.5          25,253       21.7          71,415       19.6          60,427       20.8
Selling, general and
 administrative expenses      13,055       9.4           7,302        6.3          32,218        8.8          18,525        6.4

Special compensation charge       --        --              --         --           2,124        0.6              --         --
Depreciation and
 amortization                  3,508       2.5           2,747        2.4          10,115        2.8           8,165        2.8

                            --------    --------    -----------    --------      ---------    ---------    ----------     -----

  Income from operations      11,883       8.6          15,204       13.0          26,958        7.4          33,737       11.6
Interest expense, net          4,858       3.5           4,023        3.5          14,909        4.1           9,673        3.3
Other income, net                199       0.1             227        0.2             568        0.2           1,122        0.4
                            --------    --------    -----------    --------      ---------    ---------    ----------     -----

  Income before income tax
   provision                   7,224       5.2          11,408        9.7          12,617        3.5          25,186        8.7

Income tax provision           3,439       2.5           4,676        4.0           5,677        1.6          10,281        3.5
                            --------    --------    -----------    --------      ---------    ---------    ----------     -----
  Net income                $  3,785       2.7%       $  6,732        5.7%       $  6,940        1.9%       $ 14,905        5.2%
                            ========    ========    ===========    ========      =========    =========    ==========     =====


  SALES. Sales increased $22.0 million, or 18.9%, and $73.8 million, or 25.4%, for the three- and nine-month periods ended September 30, 2001, respectively, as compared with the corresponding periods in 2000.

  GROSS PROFIT. Gross profit increased $3.2 million, or 12.6%, and $11.0 million, or 18.2%, for the three- and nine-month periods ended September 30, 2001, respectively, as compared with the corresponding periods in 2000. Gross margins decreased from 21.7% in the three months ended September 30, 2000 to 20.5% in the three months ended September 30, 2001 and decreased from 20.8% in the nine months ended September 30, 2000 to 19.6% in the nine months ended September 30, 2001. These declines are primarily due to decreases in sales volume in several of our primary markets resulting from a slowdown in construction activity and the terrorist attacks in New York and Washington D.C., markets in which we operate, which accelerated the decline in the construction activity.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.8 million, or 78.8%, and $13.7 million, or 73.9%, for the three- and nine-month periods ended September 30, 2001, respectively, as compared with the corresponding periods in 2000. The increase in selling, general and administrative expenses as a percentage of sales for the three- and nine-month periods is attributable to management additions in some of our markets and a pretax charge of $2,242,082 we recorded in the third quarter of 2001 to settle the Del Webb litigation and a $608,000 pretax charge in the second quarter of 2001 to reserve a portion of our accounts receivable related to the Del Webb project. Final effectiveness and payment of the settlement is subject to court approval, which is expected to occur in early 2002.

  SPECIAL COMPENSATION CHARGE. We granted additional compensation to members of our management team and some of our key employees in recognition of the overall contribution made by those employees to our various 2001 capital-raising initiatives. This one-time award is in addition to our recurring annual incentive compensation program.

  DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $0.8 million, or 27.7%, and $2.0 million, or 23.9%, for the three- and nine-month periods ended September 30, 2001, respectively, as compared with the corresponding periods in 2000. This increase includes amortization of the goodwill attributable to our acquisition activity. We have been amortizing this goodwill over 40 years for each acquisition. At September 30, 2001, the annualized amount of this noncash expense was $5.5 million. As presented in the footnotes to our condensed consolidated financial statements, the Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards Nos. 141 and 142. These statements change the method of accounting for business combinations, amortization of goodwill and other intangible assets. We are currently evaluating the potential impact on our financial position and results of operations as a result of the adoption of these statements.

  INTEREST EXPENSE, NET. Interest expense, net, increased $0.8 million, or 20.8%, and $5.2 million, or 54.1%, for the three- and nine-month periods ended September 30, 2001, respectively, as compared with the corresponding periods in 2000. This increase was attributable to borrowings we made to pay the cash portion of the purchase prices for our acquisitions and the issuance of $95 million of 12.00% senior subordinated notes in November 2000. At September 30, 2001, we had borrowings totaling $67.0 million outstanding under our credit facility at a weighted average interest cost of 6.1% per annum. Based on this weighted average interest rate, the impact of the senior subordinated notes on interest expense is an increase of $5.6 million, or $0.13 per share, on an annualized after-tax basis.

  OTHER INCOME, NET. Other income, net decreased $28,000, or 12.3%, and $554,000, or 49.4%, for the three- and nine-month periods ended September 30, 2001, respectively, as compared with the corresponding periods in 2000. These decreases were attributable to gains realized in the comparable reporting periods on the sale of a customer contract, the involuntary conversion of property and other items of income and expense that were not replicated in the current periods.

  INCOME TAX PROVISION. We provided for income taxes of $3.4 million and $5.7 million for the three- and nine-month periods ended September 30, 2001, respectively, as compared with a provision of $4.7 million and $10.3 million during the corresponding periods in 2000. The decrease in income taxes is principally the result of lower taxable income generated from our operations during the three- and nine-month periods ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

  Our acquisitions since December 31, 2000 principally account for the changes in our working capital accounts and our property, plant and equipment account from December 31, 2000 to September 30, 2001.

  During the first three quarters of 2001, we purchased six operating businesses that we have accounted for in accordance with the purchase method of accounting. The aggregate consideration we paid in these transactions consists of $37.2 million in cash and 1.3 million shares of common stock.

  On July 18, 2001, we issued in a public offering 1.8 million shares of our common stock at a price to the public of $8.00 per share. We used the net proceeds of $13.8 million to repay borrowings under our credit facility.

  On August 31, 2001, we amended and restated our secured revolving credit facility. The terms of the facility are substantially unchanged, except that we extended the maturity of the facility from May 2002 to May 2004 and reduced the size of the facility from $200 million to $188 million. We had $67.0 million of outstanding borrowings under our credit facility at September 30, 2001. Our borrowing capacity under the facility varies from time to time depending on our satisfaction of several financial tests. We may use the facility for the following purposes:

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

  At September 30, 2001, we had $121.0 million of remaining capacity under this facility, of which we could borrow $9.2 million based on our leverage ratio at that date. Our ability to borrow additional amounts would increase to the extent that we use the facility to fund the acquisition of additional businesses with positive cash flow.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Borrowings under our credit facility expose us to market risks. Outstanding borrowings under this facility were $67.0 million at September 30, 2001. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $670,000, or $0.01 per share, on an annualized after-tax basis. We did not enter into the facility for trading purposes, and the facility carries interest at a pre-agreed percentage point spread from either a prime interest rate or a LIBOR interest rate.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  For information about litigation involving us, see note 8 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits.

 EXHIBIT
 NUMBER                                                      DESCRIPTION
--------                                                     -----------

   3.1*   --  Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).
   3.2*   --  Bylaws of U.S. Concrete (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025),
              Exhibit 3.2).
   3.3*   --  Certificate of Designations of Series A Junior Participating Preferred Stock (Form 10-Q for the
              quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
   4.1    --  Amended and Restated Credit Agreement, dated as of August 31, 2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch and
              First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent, and J.P.
              Morgan Securities, Inc., as sole bookrunner and lead arranger.


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
  10.1*   --  Underwriting agreement, dated July 12, 2001, between U.S. Concrete and BB&T Capital Markets, a division of Scott &
              Stringfellow, Inc. (Form 8-K dated July 13, 2001 (File No. 000-26025), Exhibit 1.1).

------------------
*  Incorporated by reference to the filing indicated.

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

                                          U.S. CONCRETE, INC.


Date:  November 14, 2001            By:  /s/  Michael W. Harlan
                                        ---------------------------------
                                              Michael W. Harlan
                                              Senior Vice President -- Chief
                                                Financial Officer