Form 10-K
period 2001-12-31
US CONCRETE INC
filed 2002-03-29
CIK 1073429

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                    FORM 10-K

(Mark one)     [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2002, there were 26,768,018 shares of common stock, par value $.001 per share, of the Registrant issued and outstanding, 20,672,077 of which, having an aggregate market value of $145.3 million, based on the closing price per share of the common stock of the Registrant reported on the Nasdaq Stock Market on that date, were held by non-affiliates of the Registrant. For purposes of the above statement only, all directors and executive officers of the Registrant are assumed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the Registrant's 2002 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Items 1 and 2.    Business and Properties............................          1
                  Cautionary Statement Concerning Forward-Looking
                   Statements........................................         11
Item 3.           Legal Proceedings..................................         12
Item 4.           Submission of Matters to a Vote of Security
                   Holders...........................................         12

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                   Stockholder Matters.................................       13
Item 6.           Selected Financial Data..............................       14
Item 7.           Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................       14
Item 7A.          Quantitative and Qualitative Disclosures About
                   Market Risk.........................................       21
Item 8.           Financial Statements and Supplementary Data..........       22
Item 9.           Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.................       43

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant...       43
Item 11.          Executive Compensation...............................       43
Item 12.          Security Ownership of Certain Beneficial Owners and
                   Management..........................................       43
Item 13.          Certain Relationships and Related Transactions.......       43

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K.........................................       43

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

                                     PART I

Items 1 and 2. Business and Properties

General

     U.S. Concrete provides ready-mixed concrete and related concrete products and services to the construction industry in several major markets in the United States. As of March 15, 2002, we have 85 fixed and nine portable ready-mixed concrete plants, eight pre-cast concrete plants, three concrete block plants and one aggregates quarry. During 2001, these facilities produced 5.6 million cubic yards of ready-mixed concrete, 7.1 million eight-inch equivalent block units and
1.0 million tons of aggregates.

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

     We completed our initial public offering in May 1999. At the same time, we acquired six ready-mixed concrete and related concrete businesses and began operating 26 fixed concrete plants in three major markets in the United States. Since our IPO and through March 15, 2002, we have acquired an additional 22 ready-mixed concrete and related concrete businesses, and are operating an additional 59 fixed concrete plants, in seven additional major markets in the United States.

     To increase our geographic diversification and expand the scope of our operations, we seek to acquire businesses operating under quality management teams in growing markets. Our acquisition strategy has two primary objectives. In a new market, we target one or more companies that can serve as platform businesses into which we can integrate other operations. In markets where we have existing operations and seek to increase our market penetration, we pursue tuck-in acquisitions.

Industry Overview

     Annual usage of ready-mixed concrete in the United States remains at record levels. According to information available from the National Ready Mixed Concrete Association and F.W. Dodge, total sales from the production and delivery of ready-mixed concrete in the United States grew over the past three years as follows:

         Year                                                      Sales
         ----                                                    ----------
                                                                   ($ in
                                                                  millions)
         1999....................................................$  25,538
         2000....................................................$  26,629
         2001....................................................$  27,137

     According to F.W. Dodge data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2001:

         Residential construction....................................       26%
         Commercial and industrialconstruction.......................       25%
         Street and highway construction and paving..................       21%
         Other public works and infrastructure construction..........       28%
                                                                           ----
               Total.................................................      100%
                                                                           ----

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

     On the basis of information the National Ready-Mixed Concrete Association has provided to us, we estimate that, in addition to vertically integrated manufacturers of cement and ready-mixed concrete, more than 3,500 independent concrete producers currently operate a total of approximately 5,300 plants in the United States. Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service. We believe, on the basis of available market information, that the typical ready-mixed concrete company is family-owned and has limited access to capital, limited financial and technical expertise and limited exit strategies for its owners. Given these operating constraints, we believe many ready-mixed concrete companies are finding it difficult to both grow their businesses and compete effectively against larger, more cost-efficient and technically capable competitors. We believe these characteristics in our highly fragmented industry present growth opportunities for a company with a national strategy, focused acquisition program and access to capital.

     Barriers to the start-up of a new ready-mixed concrete manufacturing operation historically have been low. In recent years, however, public concerns about dust, process water runoff, noise and heavy mixer and other truck traffic associated with the operation of ready-mixed concrete plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the substantial capital investment start-up operations entail, have raised the barriers to entry for those operations.

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

     During 2001, Mr. Martineau participated in a campaign to raise funds for the RMC Research Foundation, a nonprofit organization of which he is a member of the Board of Trustees. The RMC Research Foundation is dedicated to continuous research and enhancing the educational opportunities of the ready-mixed concrete industry. Through March 15, 2002, the RMC Research Foundation had received pledges totaling over $13 million.

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

     Impact of TEA-21. The Federal Transportation Equity Act for the 21st Century, commonly called TEA-21, is the largest public works funding bill in the history of the United States. It became effective in June 1998 and provides a $218 billion budget for federal highway, transit and safety spending for the six-year period from 1998 through 2003. This represents a 43% increase over the funding levels similar federal funding programs authorized for the 1992-1997 period. Although road and highway construction and paving accounted for only 12% of our 2001 sales, we believe we should benefit from the impact we expect TEA-21 will have on the overall demand for ready-mixed concrete in the United States.

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

     . Expanding in Existing Markets. We seek to continue acquiring other well-established companies operating in our existing markets in order to expand our market penetration. We have acquired operating companies in Northern California, Michigan, North Texas, Memphis/Northern Mississippi, Northern New Jersey/Southern New York, Knoxville and the Washington, D.C. area following our initial entry into these markets. By expanding in existing markets through acquisitions, we expect to continue realizing various operating synergies, including:

         .     increased market coverage;

         . improved utilization and range of mixer trucks because of access to additional plants;

         .     customer cross-selling opportunities; and

         .     reduced operating and overhead costs.

     . Entering New Geographic Markets. We seek to continue entering new geographic markets that have a balanced mix of residential, commercial, industrial and public sector concrete consumption and have demonstrated adequate sustainable demand and prospects for growth. In each new market we enter, we target for acquisition one or more leading local or regional companies that can serve as platform businesses into which we can consolidate other operations. Important criteria for these acquisition candidates include historically successful operating results, established customer relationships and superior operational management personnel, whom we generally will seek to retain. Since our formation in May 1999 and through March 15, 2002, we have entered into new geographic markets in San Diego, North Texas/Southwest Oklahoma, Memphis/Northern Mississippi, Knoxville, Phoenix, Delaware and Michigan.

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

         . providing technical services expertise to optimize mix designs and develop innovative new products;

         . continuing to develop and implement training programs that emphasize successful marketing, sales and training techniques and the sale of high-margin concrete mix designs; and

         . investing in computer and communications technology at each of our locations to improve communications, purchasing, accounting, dispatch, truck tracking, delivery efficiency, reliability of equipment and customer service.

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

         .     vehicle and equipment maintenance;

         . providing technical services expertise to optimize mix designs and achieve raw materials cost savings;

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

     . quality control, through automated production and laboratory testing, that ensures consistent results and minimizes the need to correct completed work; and

     . automated scheduling and tracking systems that ensure timely delivery and reduce the downtime incurred by the customer's placing and finishing crews.

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

     Our ready-mixed concrete operations comprised 86% of our 2001 revenues.

     Pre-Cast Concrete. We produce pre-cast concrete products at five of our Northern California plants, at one of our New Jersey plants, at our San Diego, California plant and at our Phoenix, Arizona plant. Our pre-cast concrete products consist of ready-mixed concrete we produce and then pour into molds at our plant sites. These operations produce a wide variety of specialized finished products, including specialty engineered structures, custom signage, manholes, catch basins, highway barriers and curb inlets. After the concrete sets, we strip the molds from the products and ship the finished product to our customers. Because these products are not perishable, pre-cast concrete plants can serve a much larger market than ready-mixed concrete plants.

     Our pre-cast operations comprised 10% of our 2001 revenues.

     Building Materials (Including Concrete Masonry). Our building materials operations supply various materials, products and tools contractors use in the concrete construction industry. These materials include rebar, wire mesh, color additives, curing compounds, grouts, wooden forms, hard hats, rubber boots, gloves, trowels, lime slurry used to stabilize foundations and numerous other items. We also produce concrete masonry at plants in Michigan, Delaware and New Jersey. Our building materials operations are generally located near our ready-mixed concrete operations.

     Our building materials operations comprised 4% of our 2001 revenues.

     Aggregates. We produce crushed stone aggregates from our granite quarry site located in Hamburg, New Jersey. We sell these aggregates for use in commercial, residential and public works projects primarily in Northern New Jersey and Orange County, New York. Annual production at this site is approximately one million tons of aggregates, and we estimate the quarry has approximately 46 million tons of remaining mineral reserves. We acquired this quarry in early 2002 to serve its growing market and to provide a stable supply of crushed stone aggregates to our existing ready-mixed concrete operations in the Northern New Jersey market. We intend to explore additional opportunities to integrate aggregates businesses into our existing operations.

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

     Our ready-mixed concrete plants consist of permanent and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our on-site mobile plant operations deploy our nine mobile-plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck. Several factors govern the choice of plant type, including:

     .   capital availability;

     .   production consistency requirements;

     .   daily production capacity requirements; and

     .   job-site location.

     A wet batch plant generally costs more, but yields greater consistency in the concrete produced and has greater daily production capacity, than a dry batch plant. We believe that a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million. At March 15, 2002, we operated 13 wet batch plants and 72 dry batch plants.

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

     Mixer trucks slowly rotate their loads on route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of nine cubic yards, or approximately 18 tons, and a useful life of 12 years. Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks will require refurbishment after three to nine years. A new truck of this size currently costs approximately $125,000. At March 15, 2002, we operated a fleet of approximately 960 mixer trucks.

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

Sales and Marketing

     General contractors typically select their suppliers of ready-mixed concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly if the concrete has complicated design specifications. In those projects and in government-funded projects generally, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or competitive bidding. We believe the purchasing decision in many cases ultimately is relationship-based. Our marketing efforts target general contractors, design engineers and architects whose focus extends beyond the price of ready-mixed concrete to product quality and consistency and reducing the in-place cost of concrete.

Customers

     Of our 2001 sales, we made approximately 51% to commercial and industrial construction contractors, approximately 31% to residential construction contractors, approximately 12% to street and highway construction contractors and approximately 6% to other public works and infrastructure contractors. In 2001, no single customer or project accounted for more than 4% of our total sales.

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

Employees

     At March 15, 2002, we had approximately 414 salaried employees, including executive officers, management personnel, sales personnel, technical personnel, administrative staff and clerical personnel, and approximately 1,695 hourly personnel generally employed on an as-needed basis, including truck drivers. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

     At March 15, 2002, approximately 940 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis. Under these agreements, we pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

     None of the businesses we have acquired has experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are satisfactory.

Facilities and Equipment

     At March 15, 2002, we operated a fleet of approximately 960 owned and leased mixer trucks and 550 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and adequate for our operations. The average age of the mixer trucks is approximately 6.5 years.

     The table below summarizes the operations at our facilities at March 15, 2002. We believe that these facilities are sufficient for our immediate needs.
The ready-mixed volumes in the table represent the pro forma 2001 volumes produced by each location.

                                                                                                        Ready-Mixed
                                                                                                           Volume
                                                    Ready-Mixed                                        (in thousands
                                             --------------------------                                   of cubic
                Location                     Fixed    Portable    Total   Pre-Cast   Block  Aggregates     yards)
---------------------------------------      -----    --------    -----   --------   -----  ----------     ------
Northern California ....................       20        --        20         5        --       --          2,108
Atlantic Region ........................       27         6        33         1         2        1          1,557
North Texas/Southwest Oklahoma .........       16         2        18        --        --       --            787
Michigan ...............................       11        --        11        --         1       --            647
Tennessee/Northern Mississippi .........       11         1        12        --        --       --            469
Southern California/Arizona ............       --        --        --         2        --       --             --
                                            -----     -----      ----    ------      ----    -----         ------
                                               85         9        94         8         3        1          5,568
                                            -----     -----      ----    ------      ----    -----         ------


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

     Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. Environmental laws are complex and subject to frequent change. These laws impose strict liability in some cases without regard to negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also may expose us to liability for the conduct of or conditions caused by others, or for acts that complied with all applicable laws when performed. We have conducted Phase I investigations to assess environmental conditions on substantially all the real properties we own or lease and have engaged independent environmental consulting firms in that connection. We have not identified any environmental concerns we believe are likely to have a material adverse effect on our business, financial condition or results of operations, but you have no assurance material liabilities will not occur. You also have no assurance our compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures. OSHA regulations establish requirements our training programs must meet.

     We have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2001. We currently do not anticipate any material adverse effect on our business or financial position as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

Product Warranties

     Our operations involve providing ready-mixed and other concrete formulations that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide product meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged.

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

     From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning the timing of pending acquisitions and the success of our national operating strategy, revenues, income and capital spending. Forward-looking statements generally use words such as "estimate," "project," "predict," "believe," "expect," "anticipate," "plan," "goal" or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

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

     . the trends we anticipate in the ready-mixed concrete industry and in our business;

     . the level of activity in the construction industry generally and in our local markets for ready-mixed concrete;

     .   the highly competitive nature of our business;

     . the cost of capital, including the interest expense associated with our outstanding borrowings, which is tied in part to market interest rates;

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

Item 3. Legal Proceedings

     Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in California Superior Court in San Mateo County, against our subsidiary, Central, and us that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that we breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 81 years. Central and we each filed an answer and cross-complaint in August 2000 which seeks declaratory relief for a determination that Bay-Crete is not entitled to use the contract. In addition, the cross-complaints seek damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of the United States Bankruptcy Court for the Northern District of California, San Francisco Division. A predecessor to Central previously prevailed in the defense of a similar action brought by the general manager of Bay-Crete under a related agreement, and Central and we believe we have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit.

     In September 2001, we entered into a settlement agreement relating to a complaint that Del Webb California Corp. filed on June 29, 2001 in the Superior Court of the State of California for the County of Sacramento against one of our subsidiaries, Central, and two other companies. The complaint related to concrete produced by Central and delivered for use in a large, single-family home tract-construction project in northern California. The complaint (1) alleged various causes of action relating to concrete that Central manufactured using a batch mix that did not meet Del Webb's specifications and (2) sought relief including damages of at least $7 million. Under the settlement agreement entered into among the plaintiff and its parent company, Central, U.S. Concrete and one of the other defendants in the case, Central agreed to accept a back charge in the amount of $608,000 from Del Webb, effectively eliminating a receivable from Del Webb in that amount, and pay an additional $2.2 million to Del Webb. In connection with the settlement, Central, U.S. Concrete and the other settling defendant also entered into a two-year supply agreement with Del Webb to continue to provide concrete for use in Del Webb's project in northern California at an agreed-to selling price adjustment from the price charged by Central (which we believe approximates the discount we would provide for a contract with similar volume). In December 2001, the Superior Court determined that the parties entered into the settlement in good faith and the matter was concluded. We recorded the $608,000 and $2.2 million charges as selling, general and administrative expenses in the second and third quarters, respectively, of 2001.

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

     No matter was submitted to a vote of our security holders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock began trading on The Nasdaq Stock Market in May 1999 under the symbol "RMIX." As of March 15, 2002, 26.7 million shares of our common stock were outstanding, held by approximately 880 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

     The following table sets forth the range of high and low bid prices for our common stock on The Nasdaq Stock Market for the periods indicated:

                                                     2001               2000
                                                 ------------      ------------
                                                 High     Low      High     Low
                                                 ----     ---      ----     ---
         First Quarter...................     $  9.13  $  6.13  $  7.88  $  6.00
         Second Quarter ..................       9.25     7.17     8.13     6.00
         Third Quarter ...................       8.51     6.65     8.19     6.00
         Fourth Quarter ..................       7.45     5.73     7.31     5.69

     The last reported bid price for our common stock on The Nasdaq Stock Market on March 15, 2002 was $7.03 per share.

     We have not paid or declared any dividends since our formation and currently intend to retain earnings to fund our working capital. Any future dividends will be at the discretion of our board of directors after taking into account various factors it deems relevant, including our financial condition and performance, cash needs, income tax consequences and the restrictions Delaware and other applicable laws and our credit facilities then impose. Our credit facility prohibits the payment of cash dividends on our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this report and Note 7 of our Notes to Consolidated Financial Statements in Item 8 of this report.

Recent Sales of Unregistered Securities

     Between October 1, 2001 and December 31, 2001, we issued 742,448 shares of common stock as part of the consideration we paid to two former owners of a business we acquired in that period. We issued those shares without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering.


Item 6. Selected Financial Data

     We acquired seven businesses in 2001, six businesses in 2000 and 14 in 1999
(including our initial six acquisitions), all of which we have accounted for under the purchase method of accounting (see Note 3 "Business Combinations" in Item 8). Our financial statements present Central Concrete Supply Co., Inc., one of our initial six acquisitions, as the acquirer of the other 26 businesses and U.S. Concrete. The following historical financial information is of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. The historical financial information for Central as of December
31, 1998 and 1997, and for the years ended December 31, 1998 and 1997, derives from the audited financial statements of Central. See the historical financial statements and related notes this document contains.


                                                                              Year Ended December 31
                                                                  ----------------------------------------------------
                                                                    2001       2000       1999       1998       1997
                                                                  --------   --------   --------   --------   --------
                                                                                      (in thousands)
Statement of Operations Information:
  Sales .......................................................   $493,591   $394,636   $167,912   $ 66,499   $ 53,631
  Cost of goods sold ..........................................    396,769    314,297    135,195     53,974     43,794
                                                                  --------   --------   --------   --------   --------
   Gross profit ...............................................     96,822     80,339     32,717     12,525      9,837
  Selling, general and administrative expenses ................     44,933     27,741      9,491      4,712      4,265
  Stock compensation charge ...................................      2,124         --      2,880         --         --
  Depreciation and amortization ...............................     13,828     11,212      3,453        930      1,330
                                                                  --------   --------   --------   --------   --------
   Income from operations .....................................     35,937     41,386     16,893      6,883      4,242
  Interest expense, net .......................................     19,386     14,095      1,708        165        226
  Other income, net ...........................................        652      1,319        663         36         26
                                                                  --------   --------   --------   --------   --------
   Income before income tax provision .........................     17,203     28,610     15,848      6,754      4,042
  Income tax provision (benefit) ..............................      7,658     11,750      7,658        100       (457)
                                                                  --------   --------   --------   --------   --------
   Net income .................................................   $  9,545   $ 16,860   $  8,190   $  6,654   $  4,499
                                                                  ========   ========   ========   ========   ========

                                                                                       December 31
                                                                  ----------------------------------------------------
                                                                    2001       2000       1999       1998       1997
                                                                  --------   --------   --------   --------   --------
                                                                                      (in thousands)
Balance Sheet Information:
  Working capital .............................................   $ 46,941   $ 43,185   $ 14,578   $  7,431   $  4,899
  Total assets ................................................    430,836    357,490    212,734     26,640     19,837
  Long-term debt, including current maturities ................    163,775    157,134     57,375      3,530      2,660
  Total stockholders' equity ..................................    188,315    150,555    110,793     15,154     10,731


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

     Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products in various formulations. We obtain substantially all these materials from third parties and generally have only one day's supply at each of our concrete plants. Our cost of goods sold also includes labor costs and the operating, maintenance and rental expenses we incur in operating our concrete plants and mixer trucks and other vehicles.

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

     We purchased seven operating businesses in 2001, six operating businesses in 2000 and 14 operating businesses in 1999, all of which we have accounted for in accordance with the purchase method of accounting. Our financial statements present Central Concrete Supply Co., Inc., one of our initial six acquisitions, as the acquirer of the other businesses and U.S. Concrete. These financial statements are those of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date.

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

     As we acquire additional businesses in the future, we will include the operating results of those businesses in our consolidated operating results from their respective acquisition dates. Consequently, the magnitude and timing of our future acquisitions will affect our operating results.

     We may incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

     Effective January 1, 2002, we adopted Statement of Financial Accounting
Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under this new standard, which we discuss under "New Accounting Pronouncements" below, the new requirements for assessing whether goodwill assets have been impaired involve analyses of fair value. This information, and its use in assessing goodwill, will entail some degree of subjective assessments.

Results of Operations

     The following table sets forth for us selected historical statement of operations information and that information as a percentage of sales for the years indicated. These financial statements are those of Central prior to June
1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date.
Except as we note below, our acquisitions in 2001 primarily account for the changes in 2001 from 2000, and our acquisitions in 2000 primarily account for the changes in 2000 from 1999.

                                                                           Year Ended December 31
                                                        ------------------------------------------------------------
                                                                2001                 2000                 1999
                                                        -------------------   -------------------  -----------------
                                                                           (dollars in thousands)

Sales ...............................................   $493,591     100.0%   $394,636     100.0%  $167,912   100.0%
Cost of goods sold ..................................    396,769      80.4     314,297      79.6    135,195    80.5
                                                        --------     -----    --------     -----   --------   -----
   Gross profit .....................................     96,822      19.6      80,339      20.4     32,717    19.5
Selling, general and administrative expenses ........     44,933       9.1      27,741       7.0      9,491     5.7
Special compensation charge .........................      2,124       0.4          --        --      2,880     1.7
Depreciation and amortization .......................     13,828       2.8      11,212       2.9      3,453     2.1
                                                        --------     -----    --------     -----   --------   -----
   Income from operations ...........................     35,937       7.3      41,386      10.5     16,893    10.0
Interest expense, net ...............................     19,386       3.9      14,095       3.6      1,708     1.0
Other income, net ...................................        652       0.1       1,319       0.4        663     0.4
                                                        --------     -----    --------     -----   --------   -----
   Income before income tax provision ...............     17,203       3.5      28,610       7.3     15,848     9.4
Income tax provision ................................      7,658       1.6      11,750       3.0      7,658     4.5
                                                        --------     -----    --------     -----   --------   -----
   Net income .......................................   $  9,545       1.9%   $ 16,860       4.3%  $  8,190     4.9%
                                                        ========     =====    ========     =====   ========   =====

2001 Compared to 2000

Sales. Sales increased $99.0 million, or 25.1%, from $394.6 million in 2000 to $493.6 million in 2001.

Gross profit. Gross profit increased $16.5 million, or 20.5%, from $80.3 million in 2000 to $96.8 million in 2001. Gross margins decreased from 20.4% in 2000 to 19.6% in 2001, primarily because of decreases in sales volume in several of our primary markets resulting principally from a slowdown in construction activity attributable to general and local economic conditions and weather conditions in some of our markets.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $17.2 million, or 62.0%, from $27.7 million in 2000 to $44.9 million in 2001. The increase in selling, general and administrative expenses as a percentage of sales is primarily attributable to management additions in some of our markets and a pretax charge of $2.2 million we recorded in the third quarter of 2001 to settle the Del Webb litigation and a $608,000 pretax charge in the second quarter of 2001 to reserve a portion of our accounts receivable related to the Del Webb project. Final effectiveness and payment of the settlement occurred in December 2001.

Special compensation charge. We granted additional compensation to members of our management team and some of our key employees in recognition of the overall contribution made by those employees to our various 2001 capital-raising initiatives. This one-time award is in addition to our recurring annual incentive compensation program.

Depreciation and amortization. Depreciation and amortization expense increased $2.6 million, or 23.3%, from $11.2 million in 2000 to $13.8 million in 2001. This increase includes amortization of the goodwill attributable to our acquisition activity. At December 31, 2001, the annualized amount of this noncash expense was $5.8 million. For additional information, see the discussion below of new accounting standards relating to goodwill under "New Accounting Pronouncements."

Interest expense, net. Interest expense, net, increased $5.3 million from $14.1 million in 2000 to $19.4 million in 2001. This increase was attributable to borrowings we made to pay the cash portion of the purchase prices for our acquisitions and the issuance of $95 million of 12.00% senior subordinated notes in November 2000. At December 31, 2001, we had outstanding borrowings totaling $163.8 million, at a weighted average interest cost of 9.1% per annum. Based on this weighted average interest rate, the impact of the senior subordinated notes on interest expense is an increase of $6.6 million, or $0.15 per share, on an annualized after-tax basis.

Other income, net. Other income, net, decreased $667,000, or 50.6%, from $1.3 million in 2000 to $0.6 million in 2001. This decrease is attributable to gains realized in 2000 on the sale of a customer contract, a gain from the involuntary conversion of property and other items of income that were not replicated in 2001.

Income tax provision. We provided for income taxes of $7.7 million in 2001, a decrease of $4.1 million from our provision in 2000. The decrease in income taxes is principally the result of lower taxable income our operations generated during 2001. Additionally, the effective tax rate increased from 41.1% to 44.5% due to the effect of the non-deductible portion of our goodwill amortization on our lower taxable income.

2000 Compared to 1999

Sales. Sales increased $226.7 million, or 135.0%, from $167.9 million in 1999 to $394.6 million in 2000.

Gross profit. Gross profit increased $47.6 million, or 145.6%, from $32.7 million in 1999 to $80.3 million in 2000. Gross margins increased from 19.5% in 1999 to 20.4% in 2000, primarily because of improved pricing terms we negotiated with key materials suppliers in our major ready-mixed concrete markets.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $18.3 million, or 192.3%, from $9.5 million in 1999 to $27.7 million in 2000. The increase in selling, general and administrative expenses as a percentage of sales is attributable to additions to the corporate overhead infrastructure to accommodate our growth strategy and management additions in certain of our markets.

Special compensation charge. The 1999 stock compensation charge represents a noncash charge for the 400,000 shares of common stock we issued in December 1998 and March 1999 to management and nonemployee directors at a nominal cost. The amount of this charge reflected a fair value of $7.20 per share, which represented a 10% discount from the initial offering price to the public of $8.00 per share in our IPO.

Depreciation and amortization. Depreciation and amortization expense increased $7.8 million, or 224.7%, from $3.5 million in 1999 to $11.2 million in 2000. This increase includes amortization of the goodwill attributable to our acquisition activity. At December 31, 2000, the annualized amount of this noncash expense was $4.9 million. For additional information, see the discussion below of new accounting standards relating to goodwill under "New Accounting Pronouncements."

Interest expense, net. Interest expense, net, increased $12.4 million from $1.7 million in 1999 to $14.1 million in 2000. This increase was attributable principally to borrowings we made to pay the cash portion of the purchase prices for our acquisitions. At December 31, 2000, we had outstanding borrowings totaling $157.1 million, at a weighted average interest cost of 10.7% per annum.

Other income, net. Other income, net, increased $656,000, or 98.9%, from $663,000 in 1999 to $1.3 million in 2000. This increase is attributable to the sale of a customer contract, a gain from the involuntary conversion of property and other items of income.


Income tax provision. We provided for income taxes of $11.8 million in 2000, an increase of $4.1 million from our provision in 1999. The increase is principally attributable to an overall increase in taxable earnings for 2000 resulting from our operating activities. In addition, in the first five months of 1999, Central operated as an S Corporation and thus made no provision for income taxes during that period. The increase in our overall income tax provision is partially offset by a decrease in our effective income tax rate from 48.3% in 1999 to 41.1% in 2000. The higher rate in 1999 primarily resulted from the income tax expense we recognized as a result of the conversion of Central from an S
Corporation to a C Corporation and a nondeductible stock compensation charge we recognized during that year.

Liquidity and Capital Resources

Free Cash Flow

     Free cash flow is defined as cash provided by operating activities less net capital expenditures (that is, purchases of property, plant and equipment less proceeds from disposals of property, plant and equipment). If free cash flow is positive, it represents funds available to invest in acquisitions or to reduce outstanding debt or equity. If free cash flow is negative, it represents a requirement to utilize additional debt or equity capital resources.

     Our historical free cash flow is presented as follows (in thousands):

                                                                          Year Ended December 31
                                                                     --------------------------------
                                                                       2001        2000        1999
                                                                     --------    --------    --------
Net cash provided by operating activities .......................    $ 44,874    $  9,583    $  9,046
Less: purchases of property, plant and equipment ................     (10,859)     (8,205)     (7,547)
Add: proceeds from disposals of property, plant and equipment ...       2,214       2,156       1,031
                                                                     --------    --------    --------
  Free cash flow ................................................    $ 36,229    $  3,534    $  2,530
                                                                     ========    ========    ========

     The increase in free cash flow from 2000 to 2001 was primarily attributable to improvements in working capital changes. These working capital change improvements resulted from a more disciplined focus on various aspects of cash management, including accelerated customer billings and collections at many of our operating subsidiaries and more effective management of vendor payables. The increase in free cash flow from 1999 to 2000 was primarily attributable to higher net earnings and noncash charges, partially offset by unfavorable working capital changes.

Acquisitions

     The following table summarizes the amount we paid for acquisitions during the indicated periods (in thousands):

                                                                          Year Ended December 31
                                                                     --------------------------------
                                                                       2001        2000        1999
                                                                     --------    --------    --------

    Cash consideration .........................................     $ 49,303    $ 98,918    $ 78,565
    Less:  Cash received from acquired companies ...............       (2,174)     (3,961)    (10,070)
                                                                     --------    --------    --------
    Cash paid, net of cash acquired ............................       47,129      94,957      68,495
    Fair value of common stock issued ..........................       12,375      22,357      67,050
    Direct acquisition costs incurred ..........................        2,613       3,261       8,406
                                                                     --------    --------    --------
        Total purchase costs incurred, net of cash acquired ....     $ 62,117    $120,575    $143,951
                                                                     ========    ========    ========

Capital Resources

     On July 18, 2001, we issued in a public offering 1.8 million shares of our common stock at a price to the public of $8.00 per share. We used the net proceeds of $13.6 million to repay borrowings under our credit facility.

     On August 31, 2001, we amended and restated our secured revolving credit facility. The terms of the facility are substantially unchanged, except that we extended the maturity of the facility from May 2002 to May 2004 and reduced the size of the facility from $200 million to $188 million. We had $68.6 million of outstanding borrowings under our credit facility at December 31, 2001. Our borrowing capacity under the facility varies from time to time depending on our satisfaction of several financial tests. We may use the facility for the following purposes:

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

     Our failure to comply with these covenants and restrictions would constitute an event of default under the facility.

     At December 31, 2001, we had $119.4 million of remaining capacity under this facility, of which we could borrow $16.1 million based on our leverage ratio at that date. Our ability to borrow additional amounts would increase to the extent that we use the facility to fund the acquisition of additional businesses with positive cash flow.

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

Other Commitments

     As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks our balance sheets do not directly reflect. Our significant off-balance sheet transactions are liabilities associated with noncancelable operating leases and letter of credit obligations.

     We enter into noncancelable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve cash by paying a monthly lease rental fee for use of the facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. We may decide to cancel or terminate a lease before the end of its term, in which event we typically would be liable to the lessor for the remaining lease payments under the term of the lease.

     We did not have any letters of credit outstanding under our facility at December 31, 2001. In March 2002, we issued a $50,000 letter of credit to a municipality in New Jersey in connection with our obligation to perform reclamation services on the closure of an aggregates quarry operation that we purchased in January 2002. The cost of this reclamation is being accrued over the life of the quarry, which is currently estimated to be in excess of 40 years.


     Our future contractual obligations are as follows (in thousands):


                                              2002      2003        2004       2005     2006     Thereafter   Total
                                           --------   -------     -------    -------   -------   ----------  --------
Debt obligations...........................$     77   $    61     $82,209    $13,571   $13,571    $54,286    $163,775
Operating lease obligations................  10,509     7,956       6,419      4,453     3,962      9,038      42,337


     In January 2002, we entered into an underwriting agreement that allows us to issue a limited number of shares of our common stock through an underwriter over a two-year period. To the extent that we do not raise a minimum amount through the issuance of equity under this agreement over its two-year term, we would be required to pay the underwriter up to $100,000 in stand-by fees.

Related-Party Transactions

     We enter into transactions in the normal course of business with related parties. These transactions consist principally of operating leases under which we lease facilities from former owners of our acquired businesses or their affiliates and include transactions with some of our officers and directors or their affiliates. See note 10 (Related-Party Transactions) to our consolidated financial statements included in Item 8 to this report for a description of these transactions.

Critical Accounting Policies

     In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified our critical accounting policies based on the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and its use of estimates and subjective assessments. We have concluded that our critical accounting policies are the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income tax provision and the valuation and useful lives of property, plant and equipment. See note 2 (Significant Accounting Policies) to our consolidated financial statements included in Item 8 to this report for a complete discussion of these accounting policies.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for recording intangible assets other than goodwill in connection with business combinations. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS No. 142 also introduces a more stringent framework for assessing goodwill impairment than the approach previously required. In addition, SFAS No. 142 discontinues the regular charge, or amortization, of goodwill assets against income.

      SFAS No. 141 was effective immediately. SFAS No. 142 became effective for us beginning January 1, 2002. We will show any impairment loss we recognize in accordance with SFAS No. 142 as the cumulative effect of a change in accounting principle in our income statement. Under this treatment, our income statement would show after-tax results of operations both with and without the cumulative effect of the change in accounting principle recognizing an impairment.

     We are currently reviewing these new accounting standards. Under the prior standards, we recognized a non-cash charge of approximately $1.4 million per quarter in our consolidated income statement to amortize our goodwill assets over 40-year lives. We ended this amortization on January 1, 2002, under the new standards.

     On the basis of a preliminary review of the new standards and currently available information, we believe we will record a non-cash, after-tax goodwill impairment charge, reflected as the cumulative effect of a change in accounting principle, of between $20 million and $25 million in the first quarter of 2002.

     We have specifically provided for the possibility of a non-cash charge in the terms of our credit facility and accordingly expect no impact from such an impairment charge on our compliance with that facility.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires recording the fair value of a liability for an asset retirement obligation in the period incurred. SFAS 143 is effective for us beginning January 1, 2003. Upon adoption of SFAS 143, we would be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. We have yet to determine the impact that the adoption of SFAS No. 143 will have on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The new standard went into effect beginning January 1, 2002, and we are currently reviewing and evaluating the effects this standard will have on our reported financial condition, results of operations and accounting policies and practices.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires entities to recognize all derivative instruments, including certain derivative instruments embedded in other contracts, as assets or liabilities in their balance sheets and measure them at fair value. It also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We adopted this standard effective January 1, 2001. Because we did not engage in holding or trading derivative instruments, this standard has had no impact through 2001.

Inflation

     As a result of the relatively low levels of inflation during the past three years, inflation did not significantly affect our results of operations in any of those years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Borrowings under our revolving credit facility expose us to certain market risks. Outstanding borrowings under our credit facility were $68.6 million at December 31, 2001. A change of one percent in the interest rate would cause a pretax change in interest expense of approximately $686,000 or $0.01 per diluted share, on an annual after-tax basis. We did not enter into our credit facility for trading purposes. The credit facility carries interest at a pre-agreed percentage point spread from either the prime interest rate, or a one, two, three or six month Eurodollar interest rate.

Item 8. Financial Statements and Supplementary Data

                                           U.S. CONCRETE, INC.

                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
U.S. Concrete, Inc. and Subsidiaries

     Report of Independent Public Accountants..........................       23

     Consolidated Balance Sheets at December 31, 2001 and 2000.........       24

     Consolidated Statements of Operations for the Years Ended
      December 31, 2001, 2000 and 1999.................................       25

     Consolidated Statements of Changes in Stockholders' Equity for
      the Years Ended December 31, 2001, 2000 and 1999.................       26

     Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999.................................       27

     Notes to Consolidated Financial Statements........................       28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Concrete, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc., a Delaware corporation, and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Houston, Texas
February 26, 2002


                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                     ASSETS                                             December 31
                                     ------                                        -------------------
                                                                                     2001        2000
                                                                                   --------   --------
Current assets:
    Cash and cash equivalents ..................................................   $  7,127   $    711
    Trade accounts receivable, net .............................................     72,326     62,641
    Inventories ................................................................     16,499      9,494
    Deferred income taxes ......................................................      1,851      1,653
    Prepaid expenses and other current assets ..................................      7,444      5,106
                                                                                   --------   --------
             Total current assets ..............................................    105,247     79,605
                                                                                   --------   --------
Property, plant and equipment, net .............................................    100,309     82,993
Goodwill, net ..................................................................    219,868    188,921
Other assets ...................................................................      5,412      5,971
                                                                                   --------   --------
             Total assets ......................................................   $430,836   $357,490
                                                                                   ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Current maturities of long-term debt .......................................   $     77   $    107
    Accounts payable and accrued liabilities ...................................     58,229     36,313
                                                                                   --------   --------
             Total current liabilities .........................................     58,306     36,420
                                                                                   --------   --------
Long-term debt, net of current maturities ......................................    163,698    157,027
Deferred income taxes ..........................................................     20,517     13,488
                                                                                   --------   --------
             Total liabilities .................................................    242,521    206,935
                                                                                   --------   --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding ..............................................         --         --
    Common stock, $0.001 par value; 60,000,000 shares authorized; 26,711,094 and
      22,452,036 shares issued and outstanding in 2001 and 2000, respectively ..         27         22
    Additional paid-in capital .................................................    155,380    127,170
    Retained earnings ..........................................................     32,908     23,363
                                                                                   --------   --------
             Total stockholders' equity ........................................    188,315    150,555
                                                                                   --------   --------
             Total liabilities and stockholders' equity ........................   $430,836   $357,490
                                                                                   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.


                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                               Year Ended December 31
                                                           ------------------------------
                                                             2001       2000       1999
                                                           --------   --------   --------
Sales ..................................................   $493,591   $394,636   $167,912
Cost of goods sold .....................................    396,769    314,297    135,195
                                                           --------   --------   --------
   Gross profit ........................................     96,822     80,339     32,717
Selling, general and administrative expenses ...........     44,933     27,741      9,491
Special compensation charge ............................      2,124         --      2,880
Depreciation and amortization ..........................     13,828     11,212      3,453
                                                           --------   --------   --------
   Income from operations ..............................     35,937     41,386     16,893
Interest expense, net ..................................     19,386     14,095      1,708
Other income, net ......................................        652      1,319        663
                                                           --------   --------   --------
   Income before income tax provision ..................     17,203     28,610     15,848
Income tax provision ...................................      7,658     11,750      7,658
                                                           --------   --------   --------
   Net income ..........................................   $  9,545   $ 16,860   $  8,190
                                                           ========   ========   ========
Earnings per share:
   Basic ...............................................   $   0.39   $   0.78   $   0.70
                                                           ========   ========   ========
   Diluted .............................................   $   0.39   $   0.78   $   0.70
                                                           ========   ========   ========
Number of shares used in calculating earnings per share:
   Basic ...............................................     24,551     21,573     11,770
                                                           ========   ========   ========
   Diluted .............................................     24,621     21,592     11,783
                                                           ========   ========   ========


The accompanying notes are an integral part of these consolidated financial statements.


                      U.S. CONCRETE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                            Common Stock       Additional
                                                         -------------------     Paid-In     Retained    Stockholders'
                                                          Shares     Amount      Capital     Earnings       Equity
                                                         ------    ---------   ----------    ---------   -----------
BALANCE, December 31, 1998 .......................        3,120    $       3    $     621    $  14,530    $  15,154
  Initial public offering, net of offering costs .        4,370            4       27,668           --       27,672
  Acquisitions of founding companies .............        8,319           10       57,904       (6,064)      51,850
  Acquisitions of purchased companies ............        2,430            2       15,198           --       15,200
  Distributions to stockholders ..................           --           --           --      (10,153)     (10,153)
  Stock compensation charge ......................          400           --        2,880           --        2,880
  Net income .....................................           --           --           --        8,190        8,190
                                                         ------    ---------    ---------    ---------    ---------
BALANCE, December 31, 1999 .......................       18,639           19      104,271        6,503      110,793
  Acquisitions of purchased companies ............        3,710            2       22,355           --       22,357
  Stock issued under employee stock
   purchase plan .................................          103            1          544           --          545
  Net income .....................................           --           --           --       16,860       16,860
                                                         ------    ---------    ---------    ---------    ---------
BALANCE, December 31, 2000 .......................       22,452           22      127,170       23,363      150,555
  Public offering, net of offering costs .........        1,820            2       13,600           --       13,602
  Acquisitions of purchased companies ............        2,076            3       12,372           --       12,375
  Stock issued under employee stock
   purchase plan .................................          226           --        1,242           --        1,242
  Stock option exercises .........................           17           --          125           --          125
  Stock issued to board member ...................           12           --           95           --           95
  Stock issued in connection with special
   compensation charge ...........................          108           --          776           --          776
  Net income .....................................           --           --           --        9,545        9,545
                                                         ------    ---------    ---------    ---------    ---------
BALANCE, December 31, 2001 .......................       26,711    $      27    $ 155,380    $  32,908    $ 188,315
                                                         ======    =========    =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.


                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                         Year Ended December 31
                                                                                  -----------------------------------
                                                                                    2001         2000          1999
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..................................................................   $   9,545    $  16,860    $   8,190
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ............................................      13,828       11,212        3,453
     Debt issuance cost amortization ..........................................       1,719        1,099          123
     Net loss (gain) on sale of property, plant and equipment .................          77         (435)        (218)
     Deferred income tax provision ............................................       4,881        3,011          762
     Provision for doubtful accounts ..........................................       2,507          220          118
     Stock compensation .......................................................         871           --        2,880
  Changes in assets and liabilities, excluding effects of acquisitions:
     Receivables ..............................................................       3,953       (4,194)      (5,372)
     Prepaid expenses and other current assets ................................      (1,801)      (2,623)          69
     Accounts payable and accrued liabilities .................................       9,294      (15,567)        (959)
                                                                                  ---------    ---------    ---------
        Net cash provided by operating activities .............................      44,874        9,583        9,046
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ..................................     (10,859)      (8,205)      (7,547)
  Payments for acquisitions, net of cash received of $2,174, $3,961 and $10,070     (47,129)     (94,957)     (68,495)
  Payment of direct costs in connection with acquisitions .....................      (2,613)      (3,261)      (8,406)
  Proceeds from disposals of property, plant and equipment ....................       2,214        2,156        1,031
                                                                                  ---------    ---------    ---------
        Net cash used in investing activities .................................     (58,387)    (104,267)     (83,417)
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ....................................................       6,620      192,900       57,266
  Repayments of borrowings ....................................................        (113)     (93,141)      (3,607)
  Proceeds from issuances of common stock .....................................      15,200          545       32,512
  Cash paid related to common stock issuance costs ............................        (180)        (242)      (4,373)
  Debt issuance costs .........................................................      (1,598)      (5,294)        (860)
  Distributions to stockholders ...............................................          --           --      (10,153)
                                                                                  ---------    ---------    ---------
        Net cash provided by financing activities .............................      19,929       94,768       70,785
                                                                                  ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................       6,416           84       (3,586)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................         711          627        4,213
                                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $   7,127    $     711    $     627
                                                                                  =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ......................................................   $  17,865    $  12,377    $   1,412
  Cash paid for income taxes ..................................................   $     336    $  12,340    $   4,973
NONCASH FINANCING ACTIVITY:
  Distribution of cash surrender value of life insurance to stockholder .......   $      --    $      --    $   1,155


The accompanying notes are an integral part of these consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed the initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through December 31, 2001, U.S. Concrete acquired 21 additional operating businesses. Its financial statements reflect the operations of the businesses it acquired after May 31, 1999 from their respective dates of acquisition.

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

   Inventories

     Inventories consist primarily of raw materials, pre-cast products, building materials and repair parts that U.S. Concrete holds for use or sale in the ordinary course of business. It uses the first-in, first-out method to value inventories at the lower of cost or market. For each of the three years ended December 31, 2001, management believes U.S. Concrete incurred no material impairments in the carrying value of its inventories.

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

   Goodwill

     Goodwill represents the amount by which the total purchase price U.S. Concrete has paid to acquire businesses accounted for as purchases exceeds the estimated fair value of the net assets acquired. It amortizes goodwill on a straight-line basis over 40 years. As of December 31, 2001 and 2000, accumulated amortization was $10.8 million and $5.4 million, respectively. For additional information, see the discussion of new accounting standards related to goodwill below in this note under New Accounting Pronouncements.

   Debt Issue Costs

     Other long-term assets include debt issue costs related to U.S. Concrete's credit facility and subordinated notes (see Note 7 for discussion). U.S. Concrete amortizes these costs as interest expense over the scheduled maturity period of the debt. As of December 31, 2001 and 2000, accumulated amortization of debt issue costs was $2.9 million and $1.2 million, respectively.

   Allowance for Doubtful Accounts

     U.S. Concrete provides an allowance for accounts receivable it believes it may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable which are written off U.S. Concrete's books decrease the allowance. The amount of bad debt expense recorded each period and the resulting adequacy of the allowance at the end of each period are determined using a combination of historical results reported by the concrete industry, U.S. Concrete's historical loss experience, customer-by-customer analyses of U.S. Concrete's accounts receivable balances each period and subjective assessments of U.S. Concrete's future bad debt exposure.

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

   Insurance Programs

     U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under certain components of its insurance program, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete funds these deductibles and records an expense for expected losses under the programs. The expected losses are determined using a combination of U.S. Concrete's historical loss experience and subjective assessments of U.S. Concrete's future loss exposure.

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

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions that U.S. Concrete considers significant in the preparation of its financial statements include those related to its allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income tax provision and the valuation and useful lives of property, plant and equipment.

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

   Reclassifications

     U.S. Concrete has made various reclassifications to amounts in prior period financial statements to conform with its current period presentation.

   Earnings per Share

     Since U.S. Concrete's consolidated financial statements present Central, one of its initial acquisitions, as the acquirer as of June 1, 1999 of U.S.
Concrete and its other acquired businesses, U.S. Concrete uses the shares of its common stock beneficially owned by the former owners of Central in the calculation of its earnings per share for all periods prior to that date.

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share for each of the periods shown (in thousands, except per share amounts). Basic earnings represent earnings per weighted average outstanding share, while diluted earnings represent those earnings as diluted by potentially dilutive securities such as outstanding options.

                                                                                               Year Ended December 31
                                                                                        -----------------------------------
                                                                                         2001          2000        1999
                                                                                        ---------    ---------    ---------
Numerator:
     Net income......................................................................   $   9,545    $  16,860    $   8,190
                                                                                         ========     ========     ========
Denominator:
     Weighted average common shares outstanding-basic................................      24,551       21,573       11,770
     Effect of dilutive stock options................................................          70           19           13
                                                                                        ---------    ---------    ---------
     Weighted average common shares outstanding-diluted..............................      24,621       21,592       11,783
                                                                                        =========    =========    =========
Earnings per share:
     Basic...........................................................................   $    0.39    $    0.78    $    0.70
     Diluted.........................................................................   $    0.39    $    0.78    $    0.70


     For the years ended December 31, 2001, 2000 and 1999, options to purchase
1.9 million, 2.1 million and 1.3 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock.

   Comprehensive Income

     In the first quarter of 1999, U.S. Concrete adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires the display of comprehensive income and its components in the financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2001, no material differences exist between the historical consolidated net income and consolidated comprehensive income of U.S. Concrete.

   Segment Information

     U.S. Concrete has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the manner by which public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. All segments that meet a threshold of 10% of revenues, reported profit or loss or combined assets are defined as significant segments. U.S. Concrete currently operates as one segment comprised of its ready-mixed concrete and related products. All of its operations, sales and long-lived assets are in the United States.

   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria for recording intangible assets other than goodwill in connection with business combinations. SFAS No. 142 requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS No. 142 also introduces a more stringent framework for assessing goodwill impairment than the approach previously required. In addition, SFAS No. 142 discontinues the regular charge, or amortization, of goodwill assets against income.

     SFAS No. 141 was effective immediately. SFAS No. 142 became effective for U.S. Concrete beginning January 1, 2002. U.S. Concrete will show any impairment loss it recognizes in accordance with SFAS No. 142 as the cumulative effect of a change in accounting principle in its income statement. Under this treatment, its income statement would show after-tax results of operations both with and without the cumulative effect of the change in accounting principle recognizing an impairment.

     U.S. Concrete is currently reviewing these new accounting standards. Under the prior standards, it recognized a non-cash charge of approximately $1.4 million per quarter in its consolidated income statement to amortize its goodwill assets over 40-year lives. U.S. Concrete ended this amortization on January 1, 2002, under the new standards.

     On the basis of a preliminary review of the new standards and currently available information, U.S. Concrete believes it will record a non-cash, after-tax goodwill impairment charge, reflected as the cumulative effect of a change in accounting principle, of between $20 million and $25 million in the first quarter of 2002.

     U.S. Concrete has specifically provided for the possibility of a non-cash charge in the terms of its credit facility and accordingly expects no impact from such an impairment charge on its compliance with that facility.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 requires recording the fair value of a liability for an asset retirement obligation in the period incurred. SFAS 143 is effective for U.S. Concrete beginning January 1, 2003. Upon adoption of SFAS 143, U.S. Concrete would be required to use a cumulative effect approach to recognize transition amounts for any existing retirement obligation liabilities, asset retirement costs and accumulated depreciation. U.S. Concrete has yet to determine the impact that the adoption of SFAS No. 143 will have on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,


Unusual and Infrequently Occurring Events and Transactions." The new standard went into effect beginning January 1, 2002, and U.S. Concrete is currently reviewing and evaluating the effects this standard will have on its reported financial condition, results of operations and accounting policies and practices.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This standard requires entities to recognize all derivative instruments, including certain derivative instruments embedded in other contracts, as assets or liabilities in their balance sheets and measure them at fair value. It also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. U.S. Concrete adopted this standard effective
January 1, 2001. Because it did not engage in holding or trading derivative instruments, this standard has had no impact through 2001.

3.   BUSINESS COMBINATIONS

     U.S. Concrete effected seven acquisitions in 2001, six in 2000 and 14 in 1999, including its initial six acquisitions at the time of its IPO, all of which were accounted for as purchases. The accompanying balance sheet at December 31, 2001 includes the preliminary allocations of the purchase prices of the 2001 acquisitions and is subject to final adjustment. The following tables summarize the number of acquisitions completed and aggregate consideration U.S.
Concrete paid in these transactions:

Acquisitions completed:                                                                    2001         2000        1999
                                                                                         ----------   ---------   ---------
   Ready-mixed businesses ............................................................        5            5          11
   Pre-cast businesses ...............................................................        2            1           3
                                                                                              -            -          --
     Total ...........................................................................        7            6          14
                                                                                              =            =          ==


Consideration (in thousands):
                                                                                             2001        2000        1999
                                                                                         ----------   ---------   ---------
   Cash ..............................................................................   $   49,303   $  98,918   $  78,565
   Fair value of common stock issued .................................................       12,375      22,357      67,050
                                                                                         ----------   ---------   ---------
     Total ...........................................................................   $   61,678   $ 121,275   $ 145,615
                                                                                         ==========   =========   =========

     The following summarized unaudited pro forma consolidated financial information adjusts the historical consolidated financial information by assuming that all 2000 and 2001 acquisitions occurred on January 1, 2000 (in thousands, except per share data):


                                                                                         Year Ended December 31
                                                                                            2001        2000
                                                                                         ----------   ---------
                                                                                                (unaudited)
      Revenues.........................................................................  $  519,222   $  511,781
      Net income.......................................................................  $   10,082   $   17,770
      Basic earnings per share.........................................................  $     0.38   $     0.73
      Diluted earnings per share.......................................................  $     0.38   $     0.73


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

     In connection with the acquisitions, U.S. Concrete has determined the resulting goodwill as follows (in thousands):

                                                                                          2001          2000        1999
                                                                                       ----------   ----------   ----------
     Cash consideration ...............................................................$   49,303   $   98,918   $   78,565
     Less:  cash received from acquired companies .....................................    (2,174)      (3,961)     (10,070)
                                                                                       ----------   ----------   ----------
     Cash paid, net of cash acquired ..................................................    47,129       94,957       68,495
     Fair value of common stock issued.................................................    12,375       22,357       67,050
     Direct acquisition costs incurred.................................................     2,613        3,261        8,406
                                                                                       ----------   ----------   ----------
         Total purchase costs incurred, net of cash acquired ..........................    62,117      120,575      143,951
                                                                                       ----------   ----------   ----------

     Fair value of assets acquired, net of cash acquired...............................    40,056       48,546       75,067
     Less:  fair value of assumed liabilities .........................................   (14,257)     (15,700)     (37,699)
                                                                                       ----------   ----------   ----------
     Fair value of net assets acquired, net of cash acquired...........................    25,799       32,846       37,368
                                                                                       ----------   ----------   ----------
         Costs incurred in excess of net assets acquired...............................$   36,318   $   87,729   $  106,583
                                                                                       ==========   ==========   ==========


     The amounts relating to the 2001 acquisitions are preliminary and subject to final adjustment.

4.  SPECIAL COMPENSATION AND LITIGATION CHARGES

   Special Compensation Charges

     Effective April 10, 2001, U.S. Concrete granted incentive compensation to members of its management team and some of its key employees in recognition of the overall contribution those employees made to its various 2001 capital raising initiatives. This one-time capital raising incentive compensation award is in addition to U.S. Concrete's recurring annual incentive compensation program. The total incentive compensation for all recipients is summarized as follows (in thousands):

                                                       Stock Awards    Cash Awards
                                                        (Senior          (Field
                                                       Management)      Personnel)       Total
                                                      -------------   -------------  -------------

Shares of common stock granted                                  108              --            108

Value of common stock granted                         $         776   $          --  $         776
Cash payments                                                   631             717          1,348
                                                      -------------   -------------  -------------
  Charge before income tax benefit                            1,407             717          2,124
Income tax benefit                                             (633)           (323)          (956)
                                                      -------------   -------------  -------------
  Charge after benefit from income taxes              $         774   $         394  $       1,168
                                                      =============   =============  =============
  Cash charge after benefit from income taxes         $          (2)  $         394  $         392
                                                      =============   =============  =============


     The shares of common stock issued as incentive compensation to the stock award recipients are not subject to any vesting requirements or transfer restrictions, other than any applicable transfer restrictions under federal or state securities laws.

     The fair market value of U.S. Concrete's common stock on the incentive compensation grant date was $7.19 per share. The one-time capital raising incentive compensation charge was $2.1 million on a pretax basis, $1.2 million on an after-tax basis and $392,000 on an after-tax cash basis. U.S. Concrete recognized this charge as an expense in the second quarter of 2001.

     In the second quarter of 1999, U.S. Concrete recorded a $2.9 million noncash charge for 400,000 shares of its common stock issued in December 1998 and March 1999 to management and nonemployee directors at a nominal cost.


   Litigation Charges

     In September 2001, U.S. Concrete and Central entered into a settlement agreement with Del Webb relating to litigation initiated against U.S. Concrete and others involving claims of defective concrete provided by Central for use in a large, single-family home tract-construction project in Northern California.
Under the settlement agreement, U.S. Concrete agreed to accept a back charge in the amount of $608,000 from Del Webb and pay an additional $2.2 million to Del
Webb. U.S. Concrete recorded the $608,000 and $2.2 million charges as selling, general and administrative expenses in the second and third quarters, respectively, of 2001. See Note 12 for additional information.

5.   PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment is as follows (dollars in thousands):

                                                       Useful                December 31
                                                      Lives in        ------------------------
                                                        Years             2001        2000
                                                      ---------       ----------     ---------
         Land ...................................        --          $   15,182     $  12,657
         Buildings and improvements .............      10-40             11,773         5,395
         Machinery and equipment ................      10-30             40,822        35,880
         Mixers, trucks and other vehicles ......       6-12             53,785        45,496
         Furniture and fixtures .................       3-10              1,397         1,075
         Construction in progress ...............        --               3,194         1,010
                                                                     ----------     ---------
                                                                        126,153       101,513
         Less: accumulated depreciation .........                       (25,844)      (18,520)
                                                                     ----------     ---------
                                                                     $  100,309     $  82,993
                                                                     ==========     =========

6.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in U.S. Concrete's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                    December 31
                                                      ---------------------------------------
                                                         2001           2000           1999
                                                      ---------      ---------      ---------
         Balance, beginning of period ...........     $   1,627      $     730      $      97
         Additions from acquisitions ............         1,031          1,085            686
         Provision for doubtful accounts ........         2,507            220            118
         Uncollectible receivables written off, net
          of recoveries .........................        (1,498)          (408)          (171)
                                                      ---------      ---------      ---------
         Balance, end of period .................     $   3,667      $   1,627      $     730
                                                      =========      =========      =========

     Inventory consists of the following (in thousands):

                                                                            December 31
                                                                     ------------------------
                                                                        2001           2000
                                                                     ---------      ---------
         Raw materials .........................................     $   5,699      $   3,768
         Pre-cast products .....................................         6,530          3,210
         Building materials for resale .........................         3,157          1,500
         Repair parts ..........................................         1,113          1,016
                                                                     ---------      ---------
                                                                     $  16,499      $   9,494
                                                                     =========      =========

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                                           December 31
                                                                     ------------------------
                                                                       2001           2000
                                                                     ---------      ---------
         Accounts payable ......................................     $  37,568      $  25,283
         Accrued compensation and benefits .....................         6,449          3,895
         Accrued interest ......................................         1,729          1,890
         Accrued income taxes ..................................         2,467             --
         Other .................................................        10,016          5,245
                                                                     ---------      ---------
                                                                     $  58,229      $  36,313
                                                                     =========      =========



7.   LONG-TERM DEBT

     A summary of long-term debt is as follows (in thousands):

                                                                           December 31
                                                                     ------------------------
                                                                       2001           2000
                                                                     ---------      ---------
Secured revolving credit facility ...............................    $  68,620      $  62,000
12.00% senior subordinated notes ................................       95,000         95,000
Other ...........................................................          155            134
                                                                     ---------      ---------
                                                                       163,775        157,134
     Less: current maturities ...................................          (77)          (107)
                                                                     ---------      ---------
Long-term debt, net of current maturities .......................    $ 163,698      $ 157,027
                                                                     =========      =========

     On August 31, 2001, U.S. Concrete amended and restated its secured revolving credit facility. The terms of the facility are substantially unchanged, except that the parties extended the maturity of the facility from May 2002 to May 2004 and reduced the size of the facility from $200 million to $188 million. U.S. Concrete may use this facility for working capital, to finance acquisitions and for other general corporate purposes. Availability under the facility is tied to various affirmative and negative financial covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness, lender consent for acquisitions and a prohibition of cash dividends on U.S. Concrete's common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets and subsidiary capital stock secure the payment of all obligations owing under the facility. Advances bear interest at the prime rate or LIBOR, at U.S. Concrete's option, in each case plus a margin keyed to the ratio of consolidated indebtedness to cash flow. A commitment fee, based on the ratio of consolidated indebtedness to cash flow, is paid on any unused borrowing capacity. At December 31, 2001, U.S. Concrete had borrowings totaling $68.6 million outstanding under this facility at a weighted average interest cost of 5.1%. At December 31, 2001, U.S. Concrete had $119.4 million of remaining capacity under this facility, of which it could borrow $16.1 million based on its leverage ratio at that date; however, its ability to borrow additional amounts would increase to the extent that it uses the facility to fund the acquisition of additional businesses with positive cash flow.

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

     Aggregate maturities of long-term debt are as follows (in thousands):

Year Ending December 31
-----------------------
     2002.............................................................  $     77
     2003.............................................................        61
     2004.............................................................    82,209
     2005.............................................................    13,571
     2006.............................................................    13,571
     Thereafter ......................................................    54,286
                                                                        --------
         Total                                                          $163,775
                                                                        ========

8.   STOCKHOLDERS' EQUITY

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

   Warrants

     In connection with the IPO, U.S. Concrete issued warrants to the underwriters to purchase 200,000 shares of common stock at an exercise price of $8.00 per share. These warrants expire in May 2002. U.S. Concrete issued warrants to purchase an additional 100,000 shares of common stock to such parties in May 2000 at an exercise price of $8.00 per share for advisory services performed by them in connection with an acquisition. These warrants expire in May 2003. At December 31, 2001 and 2000, all these warrants remained outstanding.

   Stock Options

     U.S. Concrete's 1999 and 2001 incentive plans enable U.S. Concrete to grant non-qualified options, restricted stock, deferred stock, incentive stock options, stock appreciation rights and other long-term incentive awards to employees and nonemployee directors of U.S. Concrete and nonemployee consultants and other independent contractors who provide services to U.S. Concrete. Options granted under these plans generally vest over a four-year period and expire if not exercised prior to the 10th anniversary following the grant date. The number of shares available for awards under these plans was 1.8 million (including 594,000 under the 2001 plan) as of December 31, 2001 and 1.0 million as of December 31, 2000. The board of directors of U.S. Concrete may, in its discretion, grant additional awards or establish other compensation plans.

The following table summarizes stock option activity (in thousands, except prices):


                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                     Options         Price
                                                   -----------    -----------
     Options outstanding at December 31, 1998               --    $        --
       Granted ..............................            1,425           7.93
       Exercised ............................               --             --
       Forfeited ............................              (32)          8.13
                                                   -----------
     Options outstanding at December 31, 1999            1,393           7.93
       Granted ..............................            1,205           7.52
       Exercised ............................               --             --
       Forfeited ............................             (198)          7.68
                                                   -----------
     Options outstanding at December 31, 2000            2,400           7.74
       Granted ..............................            1,179           7.07
       Exercised ............................              (17)          6.81
       Forfeited ............................             (148)          7.52
                                                   -----------
     Options outstanding at December 31, 2001            3,414    $      7.53
                                                   ===========
     Options exercisable at December 31, 2001              955    $      7.84
                                                   ===========
     Option exercise price range at
       December 31, 2001.                        $6.13 - $8.75


     The weighted average remaining contractual life of the options at December 31, 2001 was 8.1 years.

     As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," U.S. Concrete accounts for stock option awards in accordance with APB Opinion No. 25. The exercise prices of all options U.S. Concrete awarded during 2001 and 2000 were at least equal to the fair market values of the common stock on the dates of grant. As a result, under APB No. 25, it did not recognize any compensation expense attributable to these options. Had it determined compensation expense under the SFAS No. 123 method, its net income and earnings per share during 2001 and 2000 would have been the following pro forma amounts (in thousands, except per share amounts):

                                                  Year Ended December 31
                                          --------------------------------------
      Net income                            2001            2000          1999
                                          --------        --------      --------
        As reported....................   $  9,545        $ 16,860      $  8,190
                                          ========        ========      ========
        Pro forma......................   $  8,117        $ 16,076      $  7,699
                                          ========        ========      ========
      Diluted earnings per share
        As reported....................   $   0.39        $   0.78      $   0.70
                                          ========        ========      ========
        Pro forma......................   $   0.33        $   0.74      $   0.65
                                          ========        ========      ========

     The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts because U.S. Concrete expects to make additional awards. For purposes of this disclosure, U.S. Concrete estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     Year Ended December 31
                                             -----------------------------------
                                               2001         2000          1999
                                             -------      --------      --------
      Expected dividend yield...............   0.0 %        0.0 %         0.0 %
      Expected stock price volatility.......  54.2 %       48.2 %        54.7 %
      Risk-free interest rate...............   5.0 %        5.0 %         6.0 %
      Expected life of options.............. 10 years     10 years      10 years


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

9.   INCOME TAXES

     U.S. Concrete's consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

     The amounts of consolidated federal and state income tax provisions are as follows (in thousands):

                                                  Year Ended December 31
                                            --------------------------------
                                              2001        2000        1999
                                            --------    --------    --------
Current:
   Federal .............................    $  2,346    $  7,617    $  6,398
   State ...............................         431       1,122         498
                                            --------    --------    --------
                                               2,777       8,739       6,896
                                            --------    --------    --------
Deferred:
   Federal .............................       4,532       2,646         700
   State ...............................         349         365          62
                                            --------    --------    --------
                                               4,881       3,011         762
                                            --------    --------    --------
                                            $  7,658    $ 11,750    $  7,658
                                            ========    ========    ========

     A reconciliation of U.S. Concrete's effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

                                                  Year Ended December 31
                                            --------------------------------
                                              2001        2000        1999
                                            --------    --------    --------
Tax at statutory rate ..................    $  6,021    $ 10,013    $  5,547
Add (deduct):
   State income taxes ..................         507         967         364
   Nondeductible expenses ..............       1,068         960         405
   Nondeductible compensation charge ...          --          --       1,008
   Income taxed to former Central
    owners .............................          --          --        (590)
   Deferred tax charge for S
    Corporation taxes ..................          --          --         924
   Other ...............................          62        (190)         --
                                            --------    --------    --------
Income tax provision ...................    $  7,658    $ 11,750    $  7,658
                                            ========    ========    ========
Effective income tax rate ..............        44.5%       41.1%       48.3%
                                            ========    ========    ========

     Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. U.S. Concrete presents the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

                                                             December 31
                                                        --------------------
                                                          2001        2000
                                                        --------    --------
Deferred income tax liabilities:
   Property and equipment, net .....................    $ 14,149    $ 10,407
   Goodwill ........................................       4,206       1,689
   Other ...........................................       2,568       1,816
       Total deferred income tax liabilities .......      20,923      13,912
                                                        --------    --------
Deferred income tax assets:
   Allowance for doubtful accounts .................         752         433
   Accrued expenses ................................       1,099       1,220
   Other ...........................................         406         424
                                                        --------    --------

       Total deferred income tax assets ............       2,257       2,077
                                                        --------    --------
           Net deferred income tax liabilities .....    $ 18,666    $ 11,835
                                                        ========    ========


                                                             December 31
                                                        --------------------
                                                          2001        2000
                                                        --------    --------
Allowance for doubtful accounts ....................    $    752    $    433
Accrued expenses ...................................       1,099       1,220
                                                        --------    --------
   Current portion of deferred income tax
    assets .........................................       1,851       1,653
   Net deferred income tax liabilities .............      18,666      11,835
                                                        --------    --------
       Long-term portion of net deferred income
        tax liabilities ............................    $ 20,517    $ 13,488
                                                        ========    ========

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

10.  RELATED-PARTY TRANSACTIONS

     U.S. Concrete enters into transactions in the normal course of business with related parties. These transactions consist principally of operating leases under which U.S. Concrete leases facilities from former owners of its acquired businesses or their affiliates.

     On completion of its acquisition of Beall Industries, Inc. and four related companies in February 2000, U.S. Concrete entered into eight new facilities leases with their former stockholders or affiliates of those stockholders. The leases generally provide for initial lease terms of five years, with three five-year renewal options U.S. Concrete may exercise. U.S. Concrete must pay an aggregate of $250,800 in current annual rent during the initial terms of these leases. Robert S. Beall, a former owner of these companies, beneficially owns more than 5% of the outstanding shares of U.S. Concrete's common stock.

     On completion of its IPO, U.S. Concrete entered into new facilities leases, or extended existing leases, with former stockholders or affiliates of former stockholders of Central and Eastern Concrete Materials, Inc. (formerly known as Baer Concrete, Incorporated). Those leases generally provide for initial lease terms of 15 to 20 years, with one or more extension options U.S. Concrete may exercise. The following summarizes the current annual rentals U.S. Concrete must pay during the initial lease terms:

                                                     Number of      Aggregate
                                                    Facilities    Annual Rentals
                                                    ----------    --------------
    Central.........................................    2            $300,000
    Eastern.........................................    2             285,000

      William T. Albanese, a former owner of Central, and Michael D. Mitschele, the former owner of Eastern, are members of U.S. Concrete's board of directors.

     U.S. Concrete's related party leases are for periods generally ranging from three to 20 years. Aggregate lease payments under these leases were approximately $2.8 million in 2001, $2.0 million in 2000, and $607,000 in 1999. The schedule of minimum lease payments in Note 12 includes U.S. Concrete's future commitments under these leases.

     Central purchased building materials from a company owned by two trusts of which William T. Albanese and Thomas J. Albanese are co-trustees. Central's purchases from this company totaled $310,000, $122,000 and $233,000 in 2001, 2000 and 1999, respectively. U.S. Concrete believes the amounts it paid for these building materials were fair and substantially equivalent to amounts it would have paid to an unaffiliated third party. Both trusts sold their interest in this company in early 2002.

     Central sold ready-mixed concrete to a company owned by a cousin of Messrs. Albanese and Albanese. Central's sales to this company totaled $15.8 million, $15.4 million and $13.5 million in 2001, 2000 and 1999, respectively. U.S. Concrete believes the amounts it received for this ready-mixed concrete were fair and substantially equivalent to amounts it would have received from an unaffiliated third party.

     Beall Concrete Enterprises, Ltd., one of U.S. Concrete's subsidiaries, purchases aggregates from time to time from a company that Robert S. Beall has controlled since June 2001. Beall Concrete Enterprise's purchases from this company totaled $119,327 in 2001. U.S. Concrete believes the amount it paid for these purchases was fair and substantially equivalent to amounts it would have paid to an unaffiliated third party.

     Robert S. Beall purchased ready-mixed concrete from Beall Concrete Enterprises during 2001 in the amount of $118,792 in connection with the development of a real estate project. U.S. Concrete believes the amounts it received for this ready-mixed concrete were fair and substantially equivalent to amounts it would have received from an unaffiliated third party.

     U.S. Concrete provides advances to employees in the normal course of business that are repaid directly or through deductions from payroll. During 2000, U.S. Concrete extended loans of $175,000 to Mr. Martineau, its chief executive officer and one of its directors, and $125,000 to Mr. Harlan, its chief financial officer and one of its directors. These amounts were outstanding under the loans at December 31, 2001. U.S. Concrete subsequently forgave these loans in 2002. The expense related to the forgiveness of these loans was recorded by U.S. Concrete in 2001. The loans, which were payable in full on March 1, 2005, did not bear interest.

     U.S. Concrete's venture capital partner, Main Street Equity Ventures II, L.P., of which Vincent D. Foster, U.S. Concrete's chairman, is a senior managing director, advanced funds to U.S. Concrete from August 1998 until May 1999 totaling $1.7 million to enable it to pay its expenses in connection with the completion of its IPO and concurrent acquisitions of six operating businesses. U.S. Concrete repaid these advances, including interest accrued at the rate of 6% per year, from the gross proceeds of its IPO. U.S. Concrete paid Main Street $213,000, $403,000 and $180,000 in 2001, 2000 and 1999, respectively, for reimbursement of expenses related to U.S. Concrete's acquisition program and certain financings.

     In March 2001, U.S. Concrete modified its non-compete arrangements with Neil J. Vannucci, one of its directors. U.S. Concrete originally established these arrangements in the acquisition agreement for Bay Cities Building Materials Co., Inc., of which he is a former stockholder. The modifications further limit Mr. Vannucci's right to compete against U.S. Concrete in exchange for three annual cash payments of $138,000 each to Mr. Vannucci or a designate of Mr. Vannucci, of which U.S. Concrete paid $92,000 in 2001.

     Effective April 2001, U.S. Concrete granted incentive compensation to Mr. Foster, the Chairman of its Board, in the amount of 5,400 unrestricted shares of its common stock, valued at $7.19 per share, and $25,900 in cash in recognition of the overall contribution made by Mr. Foster to its various 2001 capital raising initiatives.

     T. William Porter, a member of U.S. Concrete's board of directors, is the Chairman of Porter & Hedges, L.L.P., a Houston, Texas law firm. Porter & Hedges, L.L.P. performed some legal services for U.S. Concrete in 2001, however the amount of fees paid to them was not material.

     In September 2001, U.S. Concrete issued 12,000 restricted shares of its common stock, valued at $7.97 per share, to Mr. Porter for nominal consideration and paid to Mr. Porter $64,000 in connection with his election to its board.

11.  RISK CONCENTRATION

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

     U.S. Concrete maintains cash balances at financial institutions, which may at times be in excess of federally insured levels. It has not incurred losses related to these balances during the three-year period ended December 31, 2001.

12.  COMMITMENTS AND CONTINGENCIES

   Litigation and Other Claims

     Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in California Superior Court in San Mateo County, against U.S. Concrete's subsidiary, Central, and U.S. Concrete that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that U.S. Concrete breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 81 years. Central and U.S. Concrete each filed an answer and cross-complaint in August 2000 which seeks declaratory relief for a determination that Bay-Crete is not entitled to use the contract. In addition, the cross-complaints seek damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of the United States Bankruptcy Court for the Northern District of California, San Francisco Division. A predecessor to Central previously prevailed in the defense of a similar action brought by the general manager of Bay-Crete under a related agreement, and Central and U.S. Concrete believe they have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit.

     In September 2001, U.S. Concrete entered into a settlement agreement relating to a complaint that Del Webb California Corp. filed on June 29, 2001 in the Superior Court of the State of California for the County of Sacramento against one of its subsidiaries, Central, and two other companies. The complaint related to concrete produced by Central and delivered for use in a large, single-family home tract-construction project in northern California. The complaint (1) alleged various causes of action relating to concrete that Central manufactured using a batch mix that did not meet Del Webb's specifications and
(2) sought relief including damages of at least $7 million. Under the settlement agreement entered into among the plaintiff and its parent company, Central, U.S. Concrete and one of the other defendants in the case, Central agreed to accept a back charge in the amount of $608,000 from Del Webb, effectively eliminating a receivable from Del Webb in that amount, and pay an additional $2.2 million to Del Webb. In connection with the settlement, Central, U.S. Concrete and the other settling defendant also entered into a two-year supply agreement with Del Webb to continue to provide concrete for use in Del Webb's project in northern California at an agreed-to selling price adjustment from the price charged by Central (which U.S. Concrete believes approximates the discount it would provide for a contract with similar volume). In December 2001, the Superior Court determined that the parties entered into the settlement in good faith and the matter was concluded. U.S. Concrete recorded the $608,000 and $2.2 million charges as selling, general and administrative expenses in the second and third quarters, respectively, of 2001.

     From time to time, and currently, U.S. Concrete is subject to various other claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

     U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries (including the dispute with Bay-Crete described above) will not have a material adverse effect on its business or financial condition; however, because of the inherent uncertainty of litigation, U.S. Concrete cannot assure you that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on its results of operations for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future it will from time to time be a party to litigation or administrative proceedings which arise in the normal course of its business.

   Lease Payments

     U.S. Concrete leases tracts of land, facilities and equipment it uses in its operations. Rental expense under operating leases was $11.1 million, $5.5 million and $2.0 million in 2001, 2000 and 1999, respectively. Minimum future annual lease payments under U.S. Concrete's noncancellable leases are as follows (in thousands):

      Year Ending
      December 31
      -----------
         2002 .............................................     $   10,544
         2003 .............................................          7,991
         2004 .............................................          6,454
         2005 .............................................          4,733
         2006 .............................................          3,892
         Thereafter .......................................          8,952
                                                                ----------
                                                                $   42,566
                                                                ==========

   Insurance Programs

     U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under certain components of its insurance program, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete funds these deductibles and records an expense for expected losses under the programs. The expected losses are determined using a combination of U.S. Concrete's historical loss experience and subjective assessments of U.S. Concrete's future loss exposure.

   Underwriting Arrangement

     In January 2002, U.S. Concrete entered into an underwriting agreement that allows U.S. Concrete to issue a limited number of shares of its common stock through an underwriter over a two-year period. To the extent that U.S. Concrete does not raise a minimum amount through the issuance of equity under this agreement over its two-year term, it would be required to pay the underwriter up to $100,000 in stand-by fees.

13.  SIGNIFICANT CUSTOMERS

     Significant customers are defined as those customers who comprised greater than 10% of a company's revenues in a given period. U.S. Concrete did not have any significant customers during 2001, 2000 or 1999.

14.  SIGNIFICANT SUPPLIERS

     Significant suppliers are defined as those suppliers who comprised greater than 10% of a company's cost of goods sold in a given period. Significant suppliers represented purchases (as a percentage of total cost of goods sold) as follows:

                                              Year Ended December 31
                                              ---------------------
                                               2001    2000    1999
                                              ------  ------  -----
         Supplier A ...................        11.7%   10.9%   23.3%
         Supplier B ...................         0.7     5.0    17.4

15.  EMPLOYEE BENEFIT PLANS

     In February 2000, U.S. Concrete established a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit. U.S. Concrete matches 100% of employee contributions up to a maximum of 5% of their compensation. U.S. Concrete paid matching contributions of $1.9 million during 2001 and $865,000 during 2000.


     U.S. Concrete maintained defined contribution profit-sharing and money purchase pension plans for the non-union employees of certain of its companies for the period from their acquisition by U.S. Concrete through the date that those companies adopted the U.S. Concrete 401(k) plan. Contributions made to these plans were approximately $143,000, $0 and $816,000 in 2001, 2000 and 1999, respectively.

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

     In connection with its collective bargaining agreements U.S. Concrete participates with other companies in the unions' multi-employer pension plans.
These plans cover substantially all of U.S. Concrete's employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or on termination of that plan. During 2001, Carrier
Excavation and Foundation Company, a subsidiary of U.S. Concrete, withdrew from the multi-employer pension plan of the union that represented various of its employees. That union disclaimed interest in representing those employees. U.S.
Concrete has no plans to withdraw from any other multi-employer plans. These plans do not maintain information on net assets and actuarial present value of the accumulated share of the plans' unfunded vested benefits allocable to U.S.
Concrete, and amounts, if any, for which U.S. Concrete may be contingently liable, including with respect to Carrier's plan withdrawal, are not ascertainable at this time. U.S. Concrete made contributions to these plans of $10.9 million in 2001, $9.0 million in 2000 and $4.2 million in 1999.

16.  SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited; in thousands, except per share data)

                                             First     Second      Third      Fourth
                                            Quarter    Quarter    Quarter     Quarter
                                            --------   --------   --------   --------
2001
       Sales ........................       $ 89,878   $136,299   $138,587   $128,827
       Income from operations .......          1,666     13,408     11,883      8,980
       Net income (loss) ............         (1,827)     4,982      3,785      2,605
       Basic earnings (loss) per share         (0.08)      0.21       0.15       0.10
       Diluted earnings (loss) per share       (0.08)      0.21       0.15       0.10
2000
       Sales ........................       $ 67,990   $106,486   $116,590   $103,570
       Income from operations .......          4,553     13,991     15,203      7,639
       Net income ...................          1,516      6,666      6,732      1,946
       Basic earnings per share .....           0.08       0.31       0.31       0.09
       Diluted earnings per share ...           0.08       0.31       0.31       0.09


17.  SUBSEQUENT EVENTS

         Acquisitions

     From January 1 through March 15, 2002, U.S. Concrete acquired one business. The aggregate consideration it paid in this transaction consisted of $17.1 million in cash and was funded by U.S. Concrete's secured credit facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

     In Items 10, 11, 12 and 13 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2002 Annual Meeting of Stockholders. We intend to file that definitive proxy statement with the SEC by April 30, 2002.

Item 10. Directors and Executive Officers of the Registrant

     Please see the information appearing under the headings "Proposal No. 1--Election of Directors" and "Executive Officers" in the definitive proxy statement for our 2002 Annual Meeting of Stockholders for the information this
Item 10 requires.

Item 11. Executive Compensation

     Please see the information appearing under the heading "Executive Compensation and Other Matters" in the definitive proxy statement for our 2002 Annual Meeting of Stockholders for the information this Item 11 requires.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Please see the information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for our 2002 Annual Meeting of Stockholders for the information this Item 12 requires.

Item 13. Certain Relationships and Related Transactions

     Please see the information appearing under the heading "Certain Transactions" in the definitive proxy statement for our 2002 Annual Meeting of Stockholders for the information this Item 13 requires.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements.

     See Index to Consolidated Financial Statements on page 20.

     (2) Financial Statement Schedules.

     All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

     (3) Exhibits.

Exhibit
 Number                     Description
---------                   ------------

     3.1*--Restated Certificate of Incorporation of U.S. Concrete (Form S-1
           (Reg. No. 333-74855), Exhibit 3.1).
     3.2*--Amended and Restated Bylaws of U.S. Concrete, as amended (Post
           Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
     3.3*--Certificate of Designation of Junior Participating Preferred Stock
           (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025,
           Exhibit 3.3).

Exhibit
 Number                     Description
---------                   ------------

     4.1*--Amended and Restated Credit Agreement, dated as of August 31, 2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch and First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent, and J.P. Morgan Securities, Inc., as sole bookrunner and lead arranger. (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).

           U.S. Concrete and some of its subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of U.S. Concrete and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)
           (A) of Item 601(b) of Regulation S-K, U.S. Concrete agrees to furnish a copy of those instruments to the SEC on request.
     4.2*--Form of certificate representing common stock (Form S-1 (Reg. No.
           333-74855), Exhibit 4.3).
     4.3*--Rights Agreement by and between U.S. Concrete and American Stock
           Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).
     4.4---First Amendment to Note Purchase Agreement, dated November 30, 2001, among U.S. Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company.
   10.1*+--1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855),
           Exhibit 10.1).
   10.2*+--Employment Agreement between U.S. Concrete and William T. Albanese
           (Form S-1 (Reg. No. 333-74855), Exhibit 10.2).
   10.3*+--Form of Employment Agreement between U.S. Concrete and Michael W.
           Harlan (Form S-1 (Reg. No. 333-74855), Exhibit 10.3).
   10.4*+--Form of Employment Agreement between U.S. Concrete and Eugene P.
           Martineau (Form S-1 (Reg. No. 333-74855), Exhibit 10.4). 10.5*+--Employment Agreement between U.S. Concrete and Michael D. Mitschele
           (Form S-1 (Reg. No. 333-74855), Exhibit 10.5).
   10.6*+--Employment Agreement between U.S. Concrete and Charles W. Sommer
           (Form S-1 (Reg. No. 333-74855), Exhibit 10.6).
   10.7*+--Employment Agreement between U.S. Concrete and Neil J. Vannucci (Form
           S-1 (Reg. No. 333-74855), Exhibit 10.7).
   10.8*+--Employment Agreement between U.S. Concrete and Robert S. Walker (Form
           S-1 (Reg. No. 333-74855), Exhibit 10.8).
   10.9*+--Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form S-1 (Reg. No. 333-74855), Exhibit 10.9).
  10.10*+--Form of Employment Agreement between U.S. Concrete and Terry Green
           (Form S-1 (Reg. No. 333-74855), Exhibit 10.10).
  10.11*+--Employment Agreement between U.S. Concrete and Donald C. Wayne (Form
           10-K for the year ended December 31, 1999 (File No. 000-26025),
           Exhibit 10.11).
  10.12*+--Amended and Restated Indemnification Agreements dated August 17,
           2000 between U.S. Concrete and each of its directors and officers (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.1).
  10.13*+--Indemnification Agreement dated August 17, 2000 between U.S.
           Concrete and Raymond C. Turpin (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.2).
  10.14*-- Promissory Note, dated March 2, 2000, issued by Michael W. Harlan to
           U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2001 (File No. 000-26205), Exhibit 10.14).
  10.15*-- Promissory Note, dated March 2, 2000, issued by Eugene P. Martineau to U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2001 (File No. 000-26205), Exhibit 10.15).
  10.16*-- Agreement, dated March 15, 2000, between U.S. Concrete, Inc. and Neil
           J. Vannucci (Form 10-K for the year ended December 31, 2001 (File No. 000-26205), Exhibit 10.16).
  10.17*-- Underwriting Agreement, dated July 12, 2001, between U.S. Concrete and BB&T Capital Markets, a division of Scott & Stringfellow, Inc. (Form 8-K dated July 13, 2001 (File No. 000-26025), Exhibit 1.1).
  10.18*-- Flexible Underwritten Equity FaciLity (FUEL(R)) Agreement dated as of
           January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).
  10.19*-- Amended and restated engagement letter agreement dated as of January
           18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

Exhibit
 Number                     Description
---------                   ------------

     21--Subsidiaries

     23--Consent of independent public accountants.

     99--Letter to SEC regarding Arthur Andersen quality control system.

--------
* Incorporated by reference to the filing indicated.
+ Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       U.S. CONCRETE, INC.

Date: March 22, 2002
                                       By: /s/ EUGENE P. MARTINEAU
                                           ------------------------------------
                                           Eugene P. Martineau
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 22, 2002.

           Signature                                   Title
     -----------------------------        --------------------------------------

     /s/ EUGENE P. MARTINEAU              President and Chief Executive Officer
     -----------------------------        and Director (Principal Executive
         Eugene P. Martineau              Officer)

     /s/ MICHAEL W. HARLAN                Chief Financial Officer and Director
     -----------------------------        (Principal Financial Officer)
         Michael W. Harlan

     /s/ CHARLES W. SOMMER                Vice President and Controller
     -----------------------------        (Principal Accounting Officer)
         Charles W. Sommer

     /s/ VINCENT D. FOSTER                Director
     -----------------------------
         Vincent D. Foster

     /s/ WILLIAM T. ALBANESE              Director
     -----------------------------
         William T. Albanese

     /s/ JOHN R. COLSON                   Director
     -----------------------------
         John R. Colson

     /s/ MICHAEL D. MITSCHELE             Director
     -----------------------------
         Michael D. Mitschele

     /s/ T. WILLIAM PORTER                Director
     -----------------------------
         T. William Porter

     /s/ MURRAY S. SIMPSON                Director
     -----------------------------
         Murray S. Simpson

     /s/ NEIL J. VANNUCCI                 Director
     -----------------------------
         Neil J. Vannucci

     /s/ ROBERT S. WALKER                 Director
     -----------------------------
         Robert S. Walker