Form 10-Q
period 2002-03-31
US CONCRETE INC
filed 2002-05-08
CIK 1073429

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the quarterly period ended March 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     for the transition period from                     to
                                    -------------------    --------------------

                        Commission file number 000-26025

                               U.S. CONCRETE, INC.
             (exact name of registrant as specified in its charter)

             Delaware                                          76-0586680
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

2925 Briarpark, Suite 500, Houston, Texas                        77042
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

                                 Yes [X] No [ ]

     U.S. Concrete, Inc. had 26,768,018 shares of its Common Stock, par value $.001 per share, outstanding at May 8, 2002.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
                                                                                                        ----
Part I - Financial Information
    Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets ........................................................   1
         Condensed Consolidated Statements of Operations ..............................................   2
         Condensed Consolidated Statements of Cash Flows ..............................................   3
         Notes to Condensed Consolidated Financial Statements .........................................   4
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations .........................................................................   8
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............................  10

Part II - Other Information
    Item 2.  Changes in Securities and Use of Proceeds ................................................  11
    Item 6.  Exhibits and Reports on Form 8-K .........................................................  11

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     March 31,    December 31,
                                                       2002           2001
                                                    -----------   ------------
                                                    (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents                         $  4,257       $  7,127
   Trade accounts receivable, net                      65,333         72,326
   Inventories                                         18,795         16,499
   Deferred income taxes                                2,278          1,851
   Prepaid expenses and other current assets            7,413          7,444
                                                     --------       --------
      Total current assets                             98,076        105,247
                                                     --------       --------

Property, plant and equipment, net                    114,941        100,309
Goodwill, net                                         221,042        219,868
Other assets                                            5,153          5,412
                                                     --------       --------
      Total assets                                   $439,212       $430,836
                                                     ========       ========

                              LIABILITIES AND
                            STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt              $     61       $     77
   Accounts payable and accrued liabilities            48,718         58,229
                                                     --------       --------
      Total current liabilities                        48,779         58,306
                                                     --------       --------

Long-term debt, net of current maturities             179,904        163,698
Deferred income taxes                                  22,444         20,517
                                                     --------       --------
      Total liabilities                               251,127        242,521
                                                     --------       --------

Commitments and contingencies

Stockholders' equity
   Common stock                                            27             27
   Additional paid-in capital                         155,839        155,380
   Retained earnings                                   32,219         32,908
                                                     --------       --------
      Total stockholders' equity                      188,085        188,315
                                                     --------       --------
      Total liabilities and stockholders' equity     $439,212       $430,836
                                                     ========       ========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands except per share amounts; unaudited)

                                                              Three Months
                                                             Ended March 31
                                                           ------------------
                                                             2002       2001
                                                           --------   -------

Sales                                                      $104,900   $89,878
Cost of goods sold                                           87,447    76,329
                                                           --------   -------
   Gross profit                                              17,453    13,549
Selling, general and administrative expenses                 11,862     8,642
Depreciation and amortization                                 2,558     3,241
                                                           --------   -------
   Income from operations                                     3,033     1,666
Interest expense, net                                         4,362     4,970
Other income, net                                               161       206
                                                           --------   -------
   Loss before income tax benefit                            (1,168)   (3,098)
Income tax benefit                                             (479)   (1,271)
                                                           --------   -------
   Net loss                                                $   (689)  $(1,827)
                                                           ========   =======

Net loss per share:
   Basic                                                   $  (0.03)  $ (0.08)
                                                           ========   =======
   Diluted                                                 $  (0.03)  $ (0.08)
                                                           ========   =======

Number of shares used in calculating net loss per share:
   Basic                                                     26,732    22,601
                                                           ========   =======
   Diluted                                                   26,732    22,601
                                                           ========   =======

                   Effect of Adopting SFAS No. 142:

Net loss:
Reported                                                   $   (689)  $(1,827)
Add back:  goodwill amortization, net of income tax
   benefit                                                       --       715
                                                           --------   -------
Adjusted                                                   $   (689)  $(1,112)
                                                           ========   =======


Basic and diluted net loss per share:
Reported                                                   $  (0.03)$   (0.08)
Add back:  goodwill amortization, net of income tax
   benefit                                                       --      0.03
                                                           --------   -------
 Adjusted                                                  $  (0.03)  $ (0.05)
                                                           ========   =======

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands;unaudited)

                                                                              Three Months
                                                                             Ended March 31
                                                                           -------------------
                                                                             2002       2001
                                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $   (689)  $ (1,827)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                           2,558      3,241
      Debt issuance cost amortization                                           331        441
      Net gain on sale of property, plant and equipment                         (28)       (17)
      Deferred income tax provision                                           1,500        810
      Provision for doubtful accounts                                           615        191
   Changes in assets and liabilities, excluding effects of acquisitions:
      Receivables                                                             6,378      5,404
      Prepaid expenses and other current assets                                (129)    (3,831)
      Accounts payable and accrued liabilities                               (9,259)     8,187
                                                                           --------   --------

         Net cash provided by operating activities                            1,277     12,599
                                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                (2,642)    (2,523)
   Payments for acquisitions, net of cash received of $0 and $1,344         (17,831)   (27,366)
   Payment of direct costs in connection with acquisitions                     (502)      (356)
   Proceeds from disposals of property, plant and equipment                     119        415
                                                                           --------   --------

         Net cash used in investing activities                              (20,856)   (29,830)
                                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                  16,208     19,230
   Proceeds from issuances of common stock                                      519         --
   Repayments of borrowings                                                     (18)       (37)
                                                                           --------   --------

         Net cash provided by financing activities                           16,709     19,193
                                                                           --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (2,870)     1,962
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              7,127        711
                                                                           --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  4,257   $  2,673
                                                                           ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                  $  3,578   $  3,990
   Cash paid for income taxes                                              $  2,178   $    207

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

     U.S. Concrete, Inc., a Delaware corporation, was founded in July 1997 to create a leading provider of ready-mixed concrete and related products and services to the construction industry in major markets in the United States. It did not conduct any operations prior to May 1999. On May 28, 1999, it completed the initial public offering of its common stock and concurrently acquired six operating businesses. From the date of its IPO through March 31, 2002, U.S. Concrete acquired 22 additional operating businesses and intends to acquire additional companies to expand its operations. U.S. Concrete's financial statements reflect the operations of the businesses it acquired after May 31, 1999 from their respective dates of acquisition.

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

     Operating results for interim periods are not necessarily indicative of the results for full years. You should read these condensed consolidated financial statements together with the audited financial statements and related notes in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2001.

2. SIGNIFICANT ACCOUNTING POLICIES

     Effective January 1, 2002, U.S. Concrete adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinued the regular charge, or amortization, of goodwill assets against income.

     SFAS No. 142 also requires companies to assess goodwill assets for impairment each year, and more frequently if circumstances suggest an impairment may have occurred. SFAS No. 142 also introduces a more stringent framework for assessing goodwill impairment than the approach previously required. On the basis of a preliminary review of SFAS No. 142 and currently available information, U.S. Concrete believes it will record a noncash, after-tax goodwill impairment charge, reflected as the cumulative effect of a change in accounting principle, of between $20 million and $25 million. U.S. Concrete intends to finalize its review during the second quarter of 2002. U.S. Concrete has specifically provided for the possibility of a noncash charge in the terms of its credit facility and accordingly expects no impact from such an impairment charge on its compliance with that facility. At March 31, 2002, U.S. Concrete's unamortized goodwill balance was $221.0 million.

     Other than as discussed above, U.S. Concrete has not added to or changed its accounting policies significantly since December 31, 2001. For a description of these policies, refer to note 2 of the consolidated financial statements in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2001.

3. BUSINESS COMBINATIONS

     U.S. Concrete effected one acquisition in the first quarter of 2002 and seven during 2001, all of which were accounted for as purchases. The accompanying balance sheet at March 31, 2002 includes the preliminary allocations of the purchase prices of the acquisitions made subsequent to March 31, 2001 and is subject to final adjustment. The following tables summarize the number of acquisitions completed and aggregate consideration U.S. Concrete paid in these transactions:

                                                   Three Months     Year Ended
                                                 Ended March 31,   December 31,
Acquisitions completed:                                2002            2001
                                                 ---------------   ------------

   Aggregates businesses ........................        1              --
   Ready-mixed businesses .......................       --               5
   Pre-cast businesses ..........................       --               2
                                                       ---             ---
      Total .....................................        1               7
                                                       ===             ===

                                                  Three Months      Year Ended
                                                 Ended March 31,   December 31,
Consideration (in thousands):                          2002            2001
                                                 ---------------   ------------
                                                   (unaudited)
   Cash .........................................    $17,831          $49,303
   Fair value of common stock issued ............         60           12,375
                                                     -------          -------
      Total .....................................    $17,891          $61,678
                                                     =======          =======

     The following summarized unaudited pro forma consolidated financial information adjusts the historical consolidated financial information to reflect the effect of the non-amortization of goodwill in accordance with SFAS No. 142 and to reflect the assumption that all acquisitions occurred on January 1, 2001 (in thousands, except per share data):

                                                              Three Months
                                                             Ended March 31
                                                           -------------------
                                                             2002       2001
                                                           --------   --------
                                                              (unaudited)
Revenues................................................   $104,900   $104,079
Net loss................................................   $   (689)  $ (1,206)
Basic loss per share....................................   $  (0.03)  $  (0.05)
Diluted loss per share..................................   $  (0.03)  $  (0.05)

Pro forma adjustments in these amounts primarily relate to:

     . contractual reductions in salaries, bonuses and benefits to former owners of the businesses;

     . elimination of legal, accounting and other professional fees incurred in connection with the acquisitions;

     .    elimination of the amortization of goodwill during the 2001 period;

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

     In connection with the acquisitions, U.S. Concrete has determined the resulting goodwill as follows (in thousands):

                                                              Three Months      Year Ended
                                                             Ended March 31,   December 31,
                                                                  2002             2001
                                                             ---------------   ------------
Cash consideration .......................................      $17,831          $ 49,303
Less:  Cash received from acquired companies .............           --            (2,174)
                                                                -------          --------
Cash paid, net of cash acquired ..........................       17,831            47,129
Fair value of common stock issued ........................           60            12,375
Direct acquisition costs incurred ........................          502             2,613
                                                                -------          --------
    Total purchase costs incurred, net of cash acquired ..       18,393            62,117
                                                                -------          --------

Fair value of assets acquired, net of cash acquired ......       17,641            40,056
Less:  Fair value of assumed liabilities .................         (422)          (14,257)
                                                                -------          --------
Fair value of net assets acquired, net of cash acquired ..       17,219            25,799
                                                                -------          --------
    Costs incurred in excess of net assets acquired ......      $ 1,174          $ 36,318
                                                                =======          ========

4. SHARES USED IN COMPUTING EARNINGS PER SHARE

     The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating earnings per share:

                                                                             Three Months
                                                                            Ended March 31
                                                                           ---------------
                                                                            2002     2001
                                                                           ------   ------
Number of shares used in calculating basic earnings per share...........   26,732   22,601
Effect of shares issuable under stock options and warrants
   based on the treasury stock method ..................................       --       --
                                                                           ------   ------
   Number of shares used in calculating diluted earnings per share......   26,732   22,601
                                                                           ======   ======

     The effect of shares issuable under stock options and warrants would be antidilutive due to U.S. Concrete's pretax loss for the above periods. Therefore, no adjustment is reflected for these shares.

     For the three months ended March 31, 2002 and 2001, stock options of 2.9 million and 3.2 million, respectively, were excluded from the computation of diluted earnings per share because the exercise prices were greater than the average market price of U.S. Concrete's common stock.

5. LONG-TERM DEBT

     A summary of long-term debt is as follows (dollars in thousands):

                                                              March 31,    December 31,
                                                                2002           2001
                                                             -----------   ------------
                                                             (unaudited)
Secured revolving credit facility.........................    $ 84,828       $ 68,620
12.00% senior subordinated notes..........................      95,000         95,000
Other.....................................................         137            155
                                                              --------       --------
                                                               179,965        163,775
   Less:  current maturities..............................         (61)           (77)
                                                              --------       --------
Long-term debt, net of current maturities.................    $179,904       $163,698
                                                              ========       ========

     On August 31, 2001, U.S. Concrete amended and restated its secured revolving credit facility. The terms of the facility are substantially unchanged, except that the parties extended the maturity of the facility from May 2002 to May 2004 and reduced the size of the facility from $200 million to $188 million. U.S. Concrete may use this facility for working capital, to finance acquisitions and for other general corporate purposes. Availability under the facility is tied to various affirmative and negative financial covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness, lender consent for acquisitions and a prohibition of cash dividends on U.S. Concrete's common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets and subsidiary capital stock secure the payment of all obligations owing under the facility. Advances bear interest at the prime rate or LIBOR, at U.S. Concrete's option, in each case plus a margin keyed to the leverage ratio. A commitment fee, based on the leverage ratio, is paid on any unused borrowing capacity. At March 31, 2002, U.S. Concrete had borrowings totaling $84.8 million outstanding under this facility at a weighted average interest cost of 4.8%. At March 31, 2002, U.S. Concrete had $103.2 million of remaining capacity under this facility, of which it could borrow $8.8 million based on its leverage ratio at that date; however, its ability to borrow additional amounts would increase to the extent that it uses the facility to fund the acquisition of additional businesses with positive cash flow.

     On November 10, 2000, U.S. Concrete issued and sold to institutional investors in a private placement $95 million aggregate principal amount of its 12.00% senior subordinated notes due November 10, 2010 for $95 million in cash. The terms of these notes require repayment in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. These notes are subordinated in right of payment to the indebtedness outstanding under the credit facility and are guaranteed by the subsidiaries of U.S. Concrete. The notes require U.S. Concrete to comply with affirmative and financial covenants generally consistent with those required under the credit facility. U.S. Concrete used the net proceeds from the sale of the notes to repay borrowings under the secured revolving credit facility.

6. INCOME TAXES

     Prior to their respective acquisitions, several businesses U.S. Concrete acquired were S corporations and thus were not subject to federal income taxes. Effective with their acquisitions, they became subject to those taxes, and U.S. Concrete has recorded an estimated deferred tax liability to provide for its estimated future income tax obligations resulting from the difference between the book and tax bases of the net assets of these corporations as of the dates of their acquisitions. These consolidated financial statements reflect the federal and state income taxes of these corporations since their dates of acquisition.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading "Cautionary Statement Concerning Forward-looking Statements" following Items 1 and 2 of Part I of our annual report on Form 10-K for the year ended December 31, 2001 and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Future Operating Results" in Item 7 of Part II of that annual report on Form 10-K. For a discussion of our other commitments, related-party transactions, our critical accounting policies, new accounting pronouncements (including the potential impact of SFAS No. 142) and inflation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of that annual report on Form 10-K.

Results of Operations

     The following table sets forth for us selected historical statements of operations information and that information as a percentage of sales for the periods indicated. Except as we note below, our acquisitions in 2001 and the first quarter of 2002 principally account for the changes in 2002 from 2001.

                                                  Three Months Ended March 31,
                                               ----------------------------------
                                                     2002              2001
                                               ----------------   ---------------
                                               (Dollars in thousands; unaudited)
Sales ......................................   $104,900   100.0%  $89,878   100.0%
Cost of goods sold .........................     87,447    83.4    76,329    84.9
                                               --------   -----   -------   -----
     Gross profit ..........................     17,453    16.6    13,549    15.1
Selling, general and administrative expenses     11,862    11.3     8,642     9.6
Depreciation and amortization ..............      2,558     2.4     3,241     3.6
                                               --------   -----   -------   -----
     Income from operations ................      3,033     2.9     1,666     1.9
Interest expense, net ......................      4,362     4.2     4,970     5.5
Other income, net ..........................        161     0.2       206     0.2
                                               --------   -----   -------   -----
     Loss before income tax benefit ........     (1,168)   (1.1)   (3,098)   (3.4)
Income tax benefit .........................       (479)   (0.5)   (1,271)   (1.4)
                                               --------   -----   -------   -----

     Net loss ..............................   $   (689)   (0.6)% $(1,827)   (2.0)%
                                               ========   =====   =======   =====

     Sales. Sales increased $15.0 million, or 16.7%, from $89.9 million in 2001 to $104.9 million in 2002.

     Gross profit. Gross profit increased $3.9 million, or 28.8%, from $13.5 million in 2001 to $17.5 million in 2002. Gross margins increased from 15.1% in 2001 to 16.6% in 2002 as a result primarily of operating efficiencies achieved and the improved weather in several of our markets during the first quarter of 2002, as compared to 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.2 million, or 37.3%, from $8.6 million in 2001 to $11.9 million in 2002. Selling, general and administrative expenses as a percentage of sales increased from 9.6% in 2001 to 11.3% in 2002. The increase in selling, general and administrative expenses as a percentage of sales is attributable to (1) increased accruals for incentive compensation, (2) increased provision for bad debts and (3) management additions in some of our markets.

     Depreciation and amortization. Depreciation and amortization expense decreased $683,000, or 21.1%, from $3.2 million in 2001 to $2.6 million in 2002. This decrease is attributable to the discontinuation of goodwill amortization, effective January 1, 2002, in accordance with SFAS No. 142, partially offset by additional depreciation of property, plant and equipment purchased and included with companies we acquired during 2001 and the first quarter of 2002. Goodwill amortization expense for the first quarter of 2001 was $1.3 million.

     Interest expense, net. Interest expense, net, decreased $608,000 from $5.0 million in 2001 to $4.4 million in 2002. This decrease was attributable to a lower weighted average annual interest rate, partially offset by a higher average debt balance during 2002. At March 31, 2002, we had borrowings totaling $180.0 million outstanding at a weighted average annual interest rate of 8.6%. At March 31, 2001, we had borrowings totaling $176.3 million outstanding at a weighted average annual interest rate of 9.9%.

     Income tax provision (benefit). We recorded an income tax benefit of $479,000 in 2002, a decrease of $792,000 from the $1.3 million benefit in 2001. The decrease in income tax benefit is the result of a reduction in the amount of our pretax loss for 2002.

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

     Our historical free cash flow is presented as follows (in thousands):

                                                                       Three Months
                                                                      Ended March 31
                                                                    ------------------
                                                                     2002       2001
                                                                    -------   --------
Net cash provided by operating activities .......................   $ 1,277   $ 12,599
Less:  purchases of property, plant and equipment ...............    (2,642)    (2,523)
Add:  proceeds from disposals of property, plant and equipment ..       119        415
                                                                    -------   --------
     Free cash flow .............................................   $(1,246)  $ 10,491
                                                                    =======   ========

     The decrease in free cash flow from 2001 to 2002 was primarily attributable to the effect of working capital changes on operating cash flow. During the first quarter of 2002, we experienced an unfavorable working capital change of $3.0 million, principally due to increases in (1) income tax payments, (2) incentive compensation payments and (3) vendor payments.

Acquisitions

     The following table summarizes the amount we paid for acquisitions during the indicated periods (in thousands):

                                                              Three Months      Year Ended
                                                             Ended March 31,   December 31,
                                                                   2002            2001
                                                             ---------------   ------------
Cash consideration .......................................       $17,831         $ 49,303
Less:  Cash received from acquired companies .............            --           (2,174)
                                                                 -------         --------
Cash paid, net of cash acquired ..........................        17,831           47,129
Fair value of common stock issued ........................            60           12,375
Direct acquisition costs incurred ........................           502            2,613
                                                                 -------         --------
    Total purchase costs incurred, net of cash acquired ..        18,393           62,117
                                                                 -------         --------

Fair value of assets acquired, net of cash ...............        17,641           40,056
Less:  Fair value of assumed liabilities .................          (422)         (14,257)
                                                                 -------         --------
Fair value of net assets acquired, net of cash ...........        17,219           25,799
                                                                 -------         --------
    Costs incurred in excess of net assets acquired ......       $ 1,174         $ 36,318
                                                                 =======         ========

Capital Resources

     On August 31, 2001, we amended and restated our secured revolving credit facility. The terms of the facility are substantially unchanged, except that we extended the maturity of the facility from May 2002 to May 2004 and reduced the size of the facility from $200 million to $188 million. We had $84.8 million of outstanding borrowings under our credit facility at March 31, 2002. Our borrowing capacity under the facility varies from time to time depending on our satisfaction of several financial tests. We may use the facility for the following purposes:

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

     At March 31, 2002, we had $103.2 million of remaining capacity under this facility, of which we could borrow $8.8 million based on our leverage ratio at that date. Our ability to borrow additional amounts would increase to the extent that we use the facility to fund the acquisition of additional businesses with positive cash flow.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Borrowings under our revolving credit facility expose us to market risks. Outstanding borrowings under our credit facility were $84.8 million at March 31, 2002. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $848,000, or net income per share of $0.02, on an annualized after-tax basis. We did not enter into our credit facility for trading purposes. The credit facility carries interest at a pre-agreed percentage point spread from either a prime interest rate or a one, two, three or six month Eurodollar interest rate.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     (c) Unregistered Sales of Securities.

     Between January 1, 2002 and March 31, 2002, U.S. Concrete issued 43,163 shares of its common stock in connection with post-closing adjustments and commissions for transactions closed in prior quarters. We issued these shares without registration under the Securities Act in reliance on the exemption
Section 4(2) of the Securities Act provides for transactions not involving any public offering.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit
Number    Description
-------   ----------------------------------------------------------------------

  3.1*    --Restated Certificate of Incorporation of U.S. Concrete (Form S-1
            (Reg. No. 333-74855), Exhibit 3.1).
  3.2*    --Amended and restated Bylaws of U.S. Concrete, as amended (Form
            S-3 (Reg. No. 333-42860), Exhibit 4.2).
  3.3*    --Certificate of Designations of Series A Junior Participating
            Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
  4.1*    --Amended and Restated Credit Agreement, dated as of August 31,
            2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch and First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent, and J.P. Morgan Securities, Inc., as sole bookrunner and lead arranger. (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).
  4.2*    --Note Purchase Agreement, dated November 10, 2000, among U.S.
            Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company. (Form 10-K for the year ended December 31, 2000 (File No. 000-26025),
            Exhibit 4.4).
  4.3*    --First Amendment to Note Purchase Agreement, dated November 30,
            2001, among U.S. Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticutt General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).

* Incorporated by reference to the filing indicated.

     (b) Reports on Form 8-K.

          U.S. Concrete did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         U.S. CONCRETE, INC.


Date:  May 8, 2002                       By: /s/ Michael W. Harlan
                                            ------------------------------------
                                             Michael W. Harlan
                                             Senior Vice President--Chief
                                               Financial Officer