Form 10-Q
period 2002-06-30
US CONCRETE INC
filed 2002-08-14
CIK 1073429

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities

    Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities

    Exchange Act of 1934 for the transition period from  _________ to _________


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

                                    Yes  X    No
                                        ---     ---

       As of the close of business on August 13, 2002, U.S. Concrete, Inc. had 26,891,824 shares of its common stock issued and outstanding.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                             Page
                                                                                             ----
Part I - Financial Information
    Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets                                                 1
         Condensed Consolidated Statements of Operations                                       2
         Condensed Consolidated Statements of Cash Flows                                       3
         Notes to Condensed Consolidated Financial Statements                                  4
    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                    11
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       17

Part II - Other Information
    Item 1.  Legal Proceedings                                                                18
    Item 4.  Submission of Matters to a Vote of Security Holders                              18
    Item 6.  Exhibits and Reports on Form 8-K                                                 18


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  June 30,        December 31,
                                                                                    2002              2001
                                                                                -----------       ------------
                                                                                (unaudited)

                                   ASSETS

Current assets:
     Cash and cash equivalents                                                  $   6,688          $   7,127
     Trade accounts receivable, net                                                79,852             72,326
     Inventories                                                                   20,012             16,499
     Deferred income taxes                                                          2,877              1,851
     Prepaid expenses and other current assets                                      8,052              7,444
                                                                                ---------          ---------
         Total current assets                                                     117,481            105,247
                                                                                ---------          ---------

Property, plant and equipment, net                                                113,187            100,309
Goodwill, net                                                                     185,400            219,868
Other assets                                                                        5,308              5,412
                                                                                ---------          ---------
         Total assets                                                           $ 421,376          $ 430,836
                                                                                =========          =========

                              LIABILITIES AND
                            STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                                       $      56          $      77
     Accounts payable and accrued liabilities                                      62,487             58,229
                                                                                ---------          ---------
         Total current liabilities                                                 62,543             58,306
                                                                                ---------          ---------

Long-term debt, net of current maturities                                         175,072            163,698
Other long-term liabilities                                                           305                 --
Deferred income taxes                                                              12,184             20,517
                                                                                ---------          ---------
         Total liabilities                                                        250,104            242,521
                                                                                ---------          ---------

Commitments and contingencies

Stockholders' equity
     Common stock                                                                      27                 27
     Additional paid-in capital                                                   156,649            155,380
     Retained earnings                                                             14,596             32,908
                                                                                ---------          ---------
         Total stockholders' equity                                               171,272            188,315
                                                                                ---------          ---------
         Total liabilities and stockholders' equity                             $ 421,376          $ 430,836
                                                                                =========          =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                            Three Months             Six Months
                                                            Ended June 30           Ended June 30
                                                     -----------------------   -----------------------
                                                         2002         2001       2002         2001
                                                     -----------   ---------   ---------    ----------
                                                            (unaudited)             (unaudited)
 Sales                                                 $ 140,187   $ 136,299   $ 245,087    $ 226,177
 Cost of goods sold                                      110,043     106,981     197,490      183,208
                                                       ---------   ---------   ---------    ---------
      Gross profit                                        30,144      29,318      47,597       42,969
 Selling, general and administrative expenses             11,876      10,420      23,738       19,163
 Special compensation charge                                --         2,124        --          2,124
 Depreciation, depletion and amortization                  2,709       3,366       5,267        6,607
                                                       ---------   ---------   ---------    ---------
      Income from operations                              15,559      13,408      18,592       15,075
 Interest expense, net                                     4,341       5,081       8,703       10,051
 Other income, net                                           146         163         307          369
                                                       ---------   ---------   ---------    ---------
      Income before income taxes and cumulative
          effect of accounting change                     11,364       8,490      10,196        5,393
 Income tax provision                                      4,659       3,508       4,180        2,238
                                                       ---------   ---------   ---------    ---------
      Income before cumulative effect of
          accounting change                                6,705       4,982       6,016        3,155
 Cumulative effect of accounting change, net of tax
     of $12,297                                             --          --       (24,328)        --
                                                       ---------   ---------   ---------    ---------
      Net income (loss)                                $   6,705   $   4,982   $ (18,312)   $   3,155
                                                       =========   =========   =========    =========

Basic income per share before cumulative effect of
     accounting change                                 $    0.25   $    0.21   $    0.22    $    0.14
Cumulative effect of accounting change, net of tax          --          --         (0.91)        --
                                                       ---------   ---------   ---------    ---------
Basic net income (loss) per share                      $    0.25   $    0.21   $   (0.69)   $    0.14
                                                       =========   =========   =========    =========

Diluted income per share before cumulative effect
    of accounting change                               $    0.25   $    0.21   $    0.22    $    0.14
Cumulative effect of accounting change, net of tax          --          --         (0.91)        --
                                                       ---------   ---------   ---------    ---------
Diluted net income (loss) per share                    $    0.25   $    0.21   $   (0.69)   $    0.14
                                                       =========   =========   =========    =========

Basic average common shares outstanding                   26,768      23,413      26,750       23,010
                                                       =========   =========   =========    =========
Diluted average common shares outstanding                 26,786      23,585      26,772       23,095
                                                       =========   =========   =========    =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Six Months
                                                                              Ended June 30
                                                                          ---------------------
                                                                            2002         2001
                                                                          --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $(18,312)   $  3,155
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Cumulative effect of accounting change                             24,328        --
         Depreciation, depletion and amortization                            5,267       6,607
         Debt issuance cost amortization                                       669         939
         Net (gain) loss on sale of assets                                     (75)         25
         Deferred income taxes                                               3,000         846
         Provision for doubtful accounts                                     1,127       1,156
         Stock compensation charge                                            --           737
     Changes in operating assets and liabilities, net of acquisitions       (5,031)      2,724
                                                                          --------    --------

                  Net cash provided by operating activities                 10,973      16,189
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment, net of disposals of $331 and $1,880     (4,208)     (4,277)
     Payments for acquisitions, net of cash received of $0 and $1,817      (17,064)    (35,133)
     Other investing activities                                             (2,026)     (2,010)
                                                                          --------    --------

                  Net cash used in investing activities                    (23,298)    (41,420)
                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in revolving credit facility borrowings                       11,380      28,880
     Payments on other long-term debts                                         (27)        (75)
     Proceeds from issuances of common stock                                   676         643
     Debt issuance costs                                                      (143)       (322)
                                                                          --------    --------

                  Net cash provided by financing activities                 11,886      29,126
                                                                          --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (439)      3,895
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             7,127         711
                                                                          --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  6,688    $  4,606
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

                        U.S. CONCRETE, INC. AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

     U.S. Concrete, Inc., a Delaware corporation, provides ready-mixed concrete and related products and services to the construction industry in several major markets in the United States. U.S. Concrete is a holding company and the businesses of the consolidated group are conducted through U.S. Concrete's subsidiaries.

     U.S. Concrete commenced operations in May 1999 when it acquired six operating businesses in three major markets in the United States. Since then, U.S. Concrete has acquired an additional 22 operating businesses, in these and seven additional markets in the United States, and intends to acquire additional companies to expand its operations.

     The consolidated financial statements include the accounts of U.S. Concrete and subsidiaries, and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations, although U.S. Concrete believes that the disclosures are adequate to make the information presented not misleading. You should read these unaudited condensed consolidated financial statements together with the consolidated financial statements and the related notes included in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of U.S. Concrete, all adjustments necessary to present fairly the information in the unaudited condensed consolidated financial statements of U.S. Concrete have been included. Operating results for the three- and six-month periods ended June 30, 2002, are not necessarily indicative of the results for the year ended December 31, 2002.

     The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates. We have made certain reclassifications to some amounts in the prior period presentations to conform with the current period presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

     Effective January 1, 2002, U.S. Concrete adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," except for certain transitional provisions in SFAS No. 141 and SFAS No. 142 related to business combinations after June 30, 2001, which it adopted on July 1, 2001. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes criteria for the recognition and measurement of an impairment loss for long-lived assets to be held and used and defines classification of continuing and discontinued operations. SFAS No. 144 also requires that assets held for sale be measured at the lower of their carrying amount or fair value less cost to sell. The adoption of SFAS No. 141 and SFAS No. 144 did not impact our financial position or results of operations.

     As a result of adopting SFAS No. 142, U.S. Concrete's goodwill and intangible assets with an indefinite useful life are no longer amortized. Pursuant to SFAS No. 142, goodwill and intangible assets are periodically tested for impairment, and the new standard provided a six-month transitional period to complete the impairment review. U.S. Concrete completed its impairment review during the quarter ended June 30, 2002, which indicated impairments attributable to two reporting units. Accordingly, U.S. Concrete recorded retroactively a transitional goodwill impairment charge of $24.3 million, net of tax, which it has presented as a cumulative effect of accounting change, in the quarter ended March 31, 2002. The SFAS No. 142 impairments are associated solely with goodwill. Prior year goodwill amortization totaled $1.3 million for the three months ended June 30, 2001 and $2.6 million for the six months ended June 30, 2001. At June 30, 2002, U.S. Concrete's unamortized goodwill balance was $185.4 million. For additional discussion on the impact of adopting SFAS No. 142, see note 3 to the condensed consolidated financial statements.

     U.S. Concrete acquired mineral rights related to its acquisition of an aggregates business in 2002. The financial results of the acquired business have been included in U.S. Concrete's results since January 1, 2002. Effective January 1, 2002, U.S. Concrete computes the depletion of the related mineral deposits on the basis of the estimated quantity of recoverable raw materials.

     Other than as described above, U.S. Concrete has not added to or changed its accounting policies significantly since December 31, 2001. For a description of these policies, refer to note 2 of the consolidated financial statements in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2001.

3. TRANSITIONAL DISCLOSURE UNDER SFAS NO. 142

     Under SFAS No. 142, substantially all of U.S. Concrete's intangible assets are no longer amortized, and U.S. Concrete must perform an annual impairment test for goodwill and intangible assets. U.S. Concrete allocates these assets to various reporting units, which comprise 11 divisions. SFAS No. 142 requires U.S. Concrete to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment is recognized. U.S. Concrete bases the fair values of its reporting units on a combination of valuation approaches including discounted cash flows; multiples of sales and earnings before interest, taxes, depreciation and amortization; and comparisons of recent transactions. Under SFAS No. 142, U.S. Concrete recorded retroactively a transitional goodwill impairment charge of $36.6 million ($24.3 million, net of tax), presented as a cumulative effect of accounting change in the first quarter of 2002. This impairment charge is attributable to two reporting units, its divisions in North Texas/Southwest Oklahoma and Memphis/Northern Mississippi. Local market and economic conditions have affected the value of acquisitions made in North Texas (in 2000 and 2001) and Memphis/Northern Mississippi (in 1999).

     The following unaudited pro forma information presents net income (loss), basic net income (loss) per share and diluted net income (loss) per share adjusted for SFAS No. 142 (in thousands):

                                                             Three Months              Six Months
                                                            Ended June 30            Ended June 30
                                                        --------------------    -----------------------
                                                           2002       2001         2002          2001
                                                        ---------  ---------    ---------     ---------
                                                            (unaudited)                (unaudited)
Net income (loss):
   Reported income before cumulative effect of
    accounting change                                   $  6,705   $   4,982    $   6,016      $   3,155
   Add back: goodwill amortization, net of tax              --         1,011         --        $   1,727
                                                        --------   ---------    ---------      ---------
   Adjusted income before cumulative effect of
    accounting change                                   $  6,705   $   5,993    $   6,016      $   4,882
   Cumulative effect of accounting change, net of tax       --          --        (24,328)          --
                                                        --------   ---------    ---------      ---------
   Adjusted net income (loss)                           $  6,705   $   5,993    $ (18,312)     $   4,882
                                                        ========   =========    =========      =========
Basic net income (loss) per share:
   Reported income before cumulative effect of
    accounting change                                   $   0.25   $    0.21    $    0.22      $    0.14
   Adjusted basic income before cumulative effect of
    accounting change per share                         $   0.25   $    0.26    $    0.22      $    0.21
   Adjusted basic net income (loss) per share           $   0.25   $    0.26    $   (0.69)     $    0.21

Diluted net income (loss) per share:
   Reported income before cumulative effect of
    accounting change                                   $   0.25   $    0.25    $    0.22      $    0.14
   Adjusted diluted income before cumulative effect
    of accounting change per share                      $   0.25   $    0.25    $    0.22      $    0.21
   Adjusted diluted net income (loss) per share         $   0.25   $    0.25    $   (0.69)     $    0.21

     The balance of goodwill subsequent to the recognition of the transitional goodwill impairment charge above was $185.4 million at June 30, 2002.

     For the six months ended June 30, U.S. Concrete acquired goodwill, all related to acquisitions, of $0 in 2002 and $24.7 million in 2001. The changes in the carrying amount of goodwill for the six-months ended June 30, 2002, were as follows (in thousands):

                                                         Amount
                                                        ---------
Balance at December 31, 2001                            $ 219,868
Additions: Acquisitions and adjustments                     2,157
Less: Impairments                                         (36,625)
                                                        ---------
Balance at June 30, 2002                                $ 185,400
                                                        =========

     The goodwill adjustments primarily represent post-acquisition adjustments to reflect the final fair values of assets acquired and liabilities assumed in the acquisition of two precast businesses and one ready-mixed concrete business in 2001.

     The following unaudited pro forma information presents the net loss for the quarter ended March 31, 2002 to reflect the recognition of the transitional goodwill impairment charge, presented as a cumulative effect of accounting change:

                                                                         Basic and
                                                                          diluted
                                                             Amount      per share
                                                         ------------- -------------
                                                         (in thousands)
Reported loss before cumulative effect of accounting
    change                                                $      (689)  $    (0.03)
Cumulative effect of accounting change, net of tax            (24,328)       (0.91)
                                                          ------------  ------------
Adjusted net loss                                         $   (25,017)  $    (0.94)
                                                          ============  ============

4. BUSINESS COMBINATIONS

     U.S. Concrete effected one acquisition in the first quarter of 2002 and seven during 2001, all of which were accounted for as purchases. U.S. Concrete did not effect any acquisitions during the second quarter of 2002. The following tables summarize the number of acquisitions completed and aggregate consideration U.S. Concrete paid in these transactions:

                                                                                              Six Months      Year Ended
                                                                                            Ended June 30,   December 31,
                                                                                                2002             2001
Acquisitions completed:                                                                     --------------   ------------
   Aggregates businesses                                                                           1              --
   Ready-mixed businesses                                                                         --               5
   Precast businesses                                                                             --               2
                                                                                               ---------      ----------
     Total                                                                                         1               7
                                                                                               =========      ==========

                                                                                              Six Months      Year Ended
                                                                                            Ended June 30,   December 31,
                                                                                                2002             2001
Consideration (in thousands):                                                               --------------   ------------
                                                                                             (unaudited)

   Cash                                                                                        $  17,064      $   49,303
   Fair value of common stock issued                                                                   0          12,375
                                                                                               ---------      ----------
     Total                                                                                     $  17,064      $   61,678
                                                                                               =========      ==========

                                       6

     The following summarized unaudited pro forma consolidated financial information adjusts the historical consolidated financial information to reflect the effect of non-amortization of goodwill in accordance with SFAS No. 142 and to reflect the assumption that all acquisitions occurred on January 1, 2001 (in thousands, except per share data):

                                                                                                  Six Months Ended
                                                                                                   Ended June 30,
                                                                                              -----------------------
                                                                                                 2002           2001
                                                                                              ---------      ----------
                                                                                                     (unaudited)
      Revenues                                                                                $245,087      $250,211
      Income before cumulative effect of accounting change                                    $  6,016      $  5,579
      Net income (loss)                                                                       $(18,312)     $  5,579

      Basic earnings (loss) per share:
          Income before cumulative effect of accounting change                                $   0.22      $   0.21
          Net income (loss)                                                                   $  (0.69)     $   0.21

      Diluted earnings (loss) per share:
          Income before cumulative effect of accounting change                                $   0.22      $   0.21
          Net income (loss)                                                                   $  (0.69)     $   0.21


Pro forma adjustments in these amounts primarily relate to:

     . contractual reductions in salaries, bonuses and benefits to employees and former owners of the acquired businesses;

     . elimination of sellers' legal, accounting and other professional fees incurred in connection with the acquisitions;

     .    elimination of the amortization of goodwill during the 2001 period;

     . adjustments to interest expense, net increase to reflect borrowings incurred to fund acquisitions; and

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

      In connection with the acquisitions, U.S. Concrete has determined the resulting goodwill as follows (in thousands):

                                                                                              Six Months     Year Ended
                                                                                             Ended June 30,  December 31,
                                                                                                 2002            2001
                                                                                             --------------  ------------
                                                                                             (unaudited)
     Cash consideration                                                                        $  17,064     $   49,303
     Less:  Cash received from acquired companies                                                     --         (2,174)
                                                                                               ---------     ----------
     Cash paid, net of cash acquired                                                              17,064         47,129
     Fair value of common stock issued                                                                --         12,375
     Direct acquisition costs incurred                                                               215          2,613
                                                                                               ---------     ----------
         Total purchase costs incurred, net of cash acquired                                      17,279         62,117
                                                                                               ---------     ----------

     Fair value of assets acquired, net of cash acquired                                          17,579         40,056
     Less:  Fair value of assumed liabilities                                                       (300)       (14,257)
                                                                                               ----------    ----------
     Fair value of net assets acquired, net of cash acquired                                      17,279         25,799
                                                                                               ---------     ----------
         Costs incurred in excess of net assets acquired                                       $       0     $   36,318
                                                                                               =========     ==========

5. SHARES USED IN COMPUTING EARNINGS PER SHARE

     The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating basic and diluted net income (loss) per share:

                                                                  Three Months                      Six Months
                                                                 Ended June 30                     Ended June 30
                                                         -------------------------------   ----------------------------------
                                                              2002             2001             2002              2001
                                                         ---------------  ---------------  ---------------   ----------------
                                                                   (unaudited)                       (unaudited)
 Basic weighted average common shares outstanding                 26,768          23,413           26,750           23,010
 Effect of dilutive stock options and warrants                        18             172               22               85
                                                          ---------------  ---------------  ---------------  ----------------
 Diluted weighted average common shares outstanding               26,786          23,585           26,772           23,095
                                                          ===============  ===============  ===============  ================

     Stock options and warrants covering 3.3 million shares for the three months ended June 30, 2002 and 0.1 million shares for the three months ended June 30, 2001 were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

6.   INVENTORIES

     Inventories consist of the following (in thousands):

                                             June 30,        December 31,
                                               2002              2001
                                          ---------------    -------------
                                           (unaudited)
Raw materials                               $    8,638        $    5,699
Finished products and supplies                  11,374            10,800
                                          ---------------    -------------
                                            $   20,012        $   16,499
                                          ===============    =============


7. LONG-TERM DEBT

     A summary of long-term debt is as follows (in thousands):

                                             June 30,        December 31,
                                               2002              2001
                                          ---------------    -------------
                                           (unaudited)
Secured revolving credit facility           $   80,000          $  68,620
12.00% senior subordinated notes                95,000             95,000
Other                                              128                155
                                          ---------------    -------------
                                               175,128            163,775
     Less:  current maturities                     (56)               (77)
                                          ---------------    -------------
Long-term debt, net of current maturities   $  175,072          $ 163,698
                                          ===============    =============

     On August 31, 2001, U.S. Concrete amended and restated its secured revolving credit facility. The terms of the facility are substantially unchanged, except that the parties extended the maturity of the facility from May 2002 to May 2004 and initially reduced the size of the facility from $200 million to $188 million. On June 12, 2002, the size of the facility increased to $200 million with the addition of a new lender. U.S. Concrete may use this facility for working capital and capital expenditures, to finance acquisitions and for other general corporate purposes. Availability under the facility is tied to various covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness, lender consent for acquisitions and a prohibition of cash dividends on U.S. Concrete's common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets and subsidiary capital stock secure the payment of all obligations owing under the facility. Advances bear interest at the prime rate or applicable Eurodollar rates, at U.S. Concrete's option, in each case plus a margin keyed to the leverage ratio. A commitment fee, based on the leverage ratio, is paid on any unused borrowing capacity. At June 30, 2002, U.S. Concrete had borrowings totaling $80.0 million outstanding under this facility at a weighted average interest cost of 4.4%. At June 30, 2002, U.S. Concrete had $120.0 million of remaining capacity under this facility, of which it could borrow $14.7 million based on its leverage ratio at that date; however, its ability to borrow additional amounts would increase to the extent that it uses the facility to fund the acquisition of additional businesses with positive cash flow.

      U.S. Concrete's 12.00% senior subordinated notes are outstanding in the aggregate principal amount of $95 million, have a maturity date of November 10, 2010 and are mandatorily repayable in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. These notes are subordinated in right of payment to the indebtedness outstanding under the credit facility, are guaranteed by the subsidiaries of U.S. Concrete and require U.S. Concrete to comply with covenants generally consistent with those required under the credit facility.

     For the six months ended June 30, U.S. Concrete's interest payments were approximately $7.9 million in 2002 and $9.0 million in 2001.

8. INCOME TAXES

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

     For the six months ended June 30, U.S. Concrete's income tax payments were approximately $2.3 million in 2002 and $0.3 million in 2001.

9. COMMITMENTS AND CONTINGENCIES

     Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in a California state court against U.S. Concrete's subsidiary, Central, and U.S. Concrete that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that U.S. Concrete breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 80 years. Central and U.S. Concrete each filed an answer and cross-complaint in August 2000 which seeks declaratory relief for a determination that Bay-Crete is not entitled to use the contract. In addition, the cross-complaints seek damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of a United States bankruptcy court. U.S. Concrete and Central believe they have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit. The trial date is set for December 2002.

     From time to time, and currently, U.S. Concrete is subject to various other claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

     U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries (including the dispute with Bay-Crete described above) will not have a material adverse effect on its business or financial condition; however, because of the inherent uncertainty of litigation, U.S. Concrete cannot assure you that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on its results of operations for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future it and one or more of its operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of its business.

     U.S. Concrete retains various self-insurance risks with respect to losses for third-party liability and property damage.

     U.S. Concrete is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Its management believes it is in substantial compliance with applicable environmental laws and regulations. From time to time, it receives claims from federal and state environmental regulatory agencies and entities asserting that it may be in violation of environmental laws and regulations. Based on experience and the information currently available, management of U.S. Concrete believes that these claims will not have a material impact on U.S. Concrete's consolidated financial condition or results of operations. Despite compliance and experience, it is possible that U.S. Concrete could be held liable for future charges, which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures.

10.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred. SFAS No. 143 will be effective for U.S. Concrete on January 1, 2003. U.S. Concrete does not expect the adoption of this statement initially to have a material impact on U.S. Concrete's consolidated financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for specified lease transactions. U.S. Concrete does not expect the adoption of this statement to have a material impact on U.S. Concrete's consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and will be effective for U.S. Concrete on January 1, 2003. U.S. Concrete is currently reviewing the provisions of SFAS No. 146 to determine the standard's impact on adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading "Cautionary Statement Concerning Forward-looking Statements" following Items 1 and 2 of Part I of our annual report on Form 10-K for the year ended December 31, 2001, and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Future Operating Results" in Item 7 of Part II of that annual report. For a discussion of our other commitments, related-party transactions, our critical accounting policies, new accounting pronouncements and inflation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of that annual report.

Seasonality of Operations

     Results of any individual quarter are not necessarily indicative of results to be expected for the year due principally to the effect that seasonal changes and other weather-related conditions can have on construction activity and thereby on our sales and earnings. Normally, we attain the highest sales and earnings in the second and third quarters and the lowest sales and earnings in the first quarter.

Critical accounting policies

     We outlined our critical accounting policies in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K"). We have concluded that our critical accounting policies are the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income tax provision and the valuation and useful lives of property, plant and equipment. See note 2 (Significant Accounting Policies) to our Consolidated Financial Statements included in Item 8 to the 2001 10-K for a complete discussion of these accounting policies.

     During the six months ended June 30, 2002, there were no material changes to or in the application of our critical accounting policies presented in the 2001 10-K, except for the provisions in SFAS No. 142 related to goodwill. For further discussion on our accounting policies, see note 2 to our condensed consolidated financial statements in Part I of this report.

   Sales and Expenses

     We derive sales primarily from the production and delivery of ready-mixed concrete and related products and materials. We recognize a sale of products when we deliver them. Cost of goods sold consists primarily of product costs and operating expenses. Operating expenses consist primarily of wages, benefits and other expenses attributable to plant operations, repairs and maintenance and delivery costs. Selling expenses consist primarily of salaries and benefits of sales managers, travel and entertainment expenses and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses and professional fees.

   Allowance for Doubtful Accounts

     We provide an allowance for accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable which we write off decrease the allowance. We determine the amount of bad debt expense we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of historical results reported by the concrete industry, historical loss experience, customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure.

   Insurance Programs

     We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. Under components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. We fund these deductibles and record an expense for losses we expect under the programs. We determine losses by using a combination of historical loss experience and subjective assessments of future loss exposure.

   Income Taxes

     We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.

   Valuation of Long-Lived Assets

     We review our long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If the expected future undiscounted cash flows of an asset we intend to hold for use is less than the carrying amount of the asset, we will recognize a loss equal to the difference between the fair value (calculated by discounting the estimated future operating cash flows) and the carrying amount of the asset. If we intend to dispose of an asset that is impaired, we will recognize a loss equal to the difference between the estimated fair value of the asset, less estimated costs to sell, and its carrying amount.

   Property, Plant and Equipment, Net

    We state our property, plant and equipment at cost, unless impaired, and use the straight-line method to compute depreciation of these assets over their estimated useful lives. We capitalize leasehold improvements on properties we hold under operating leases and amortize them over the lesser of their estimated useful lives or the applicable lease term. We state equipment we hold under capital leases at the net present value of the future minimum lease payments at the inception of the applicable leases and amortize that equipment over the lesser of the life of the lease or the estimated useful life of the asset.

     We expense maintenance and repair costs when incurred and capitalize and depreciate expenditures for major renewals and betterments that extend the useful lives of our existing assets. When we retire or dispose of property, plant or equipment, we remove the related cost and accumulated depreciation from our accounts and reflect any resulting gain or loss in our consolidated statements of operations.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred. SFAS No. 143 will be effective for us on January 1, 2003. Our management does not expect the adoption of this statement initially will have a material impact on our consolidated financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for specified lease transactions. Our management does not expect the adoption of this statement will have a material impact on our consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and will be effective for us on January 1, 2003. We are currently reviewing SFAS No. 146 to determine its impact on our adoption.

Results of Operations

     The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated. Except as we note below, our acquisitions in 2001 and the first quarter of 2002 principally account for the changes in 2002 from 2001.

                                         Three Months Ended June 30                     Six Months Ended June 30
                                 -------------------------------------------  ----------------------------------------------
                                         2002                  2001                    2002                   2001
                                 ---------------------- --------------------  ----------------------- ----------------------
                                                (unaudited)                                    (unaudited)
Sales                            $  140,187     100.0%  $  136,299    100.0%  $   245,087    100.0%   $  226,177     100.0%
Cost of goods sold                  110,043      78.5      106,981     78.5       197,490     80.6       183,208      81.0
                                 ------------ --------- ----------- --------  ------------ ---------- ------------ ---------
     Gross profit                    30,144      21.5       29,318     21.5        47,597     19.4        42,969      19.0
Selling, general and
   administrative expenses           11,876       8.5       10,420      7.6        23,738      9.7        19,163       8.5
Special compensation charge              --      --          2,124      1.6            --     --           2,124       0.9
Depreciation, depletion and
   amortization                       2,709       1.9        3,366      2.5         5,267      2.1         6,607       2.9
                                 ------------ --------- ----------- --------  ------------ ---------- ------------ ---------
     Income from operations          15,559      11.1       13,408      9.8        18,592      7.6        15,075       6.7
Interest expense, net                 4,341       3.1        5,081      3.7         8,703      3.5        10,051       4.4
Other income, net                       146       0.1          163      0.1           307      0.1           369       0.2
                                 ------------ --------- ----------- --------  ------------ ---------- ------------ ---------
     Income before income taxes
       and cumulative effect
       of accounting change          11,364       8.1        8,490      6.2        10,196      4.2         5,393       2.4
Income tax provision                  4,659       3.3        3,508      2.5         4,180      1.7         2,238       1.0
                                 ------------ --------- ----------- --------  ------------ ---------- ------------ ---------
Income before cumulative
   effect of accounting change        6,705       4.8        4,982      3.7         6,016      2.5         3,155       1.4
Cumulative effect of accounting
   change                                --      --             --      0.0       (24,328)   (10.0)           --       0.0
                                 ------------ --------- ----------- --------  ------------ ---------- ------------ ---------
        Net income (loss)        $    6,705       4.8%  $    4,982      3.7%  $   (18,312)    (7.5)%  $    3,155       1.4%
                                 ============ ========= =========== ========  ============ ========== ============ =========

     Sales. Sales increased $3.9 million, or 2.9%, and $18.9 million, or 8.4%, for the three- and six-month periods ended June 30, 2002, respectively, as compared with the corresponding periods in 2001. The increase in sales for the second quarter was attributable to sales of precast concrete and aggregates and a slight increase in the average sales price of ready-mixed concrete, partially offset by a decrease in ready-mixed concrete volumes as a result of a decline in total construction in some of our markets.

     Gross profit. Gross profit increased $0.8 million, or 2.8%, and $4.6 million, or 10.8%, for the three- and six-month periods ended June 30, 2002, respectively, as compared with the corresponding periods in 2001. Gross margins were unchanged at 21.5% in the three months ended June 30, 2001 compared to the three months ended June 30, 2002. Gross margins increased from 19.0% in the six months ended June 30, 2001 to 19.4% in the six months ended June 30, 2002. The increase is attributable to improvement in customer and product mix.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.5 million, or 14.0%, and $4.6 million, or 23.9%, for the three- and six-month periods ended June 30, 2002, respectively, as compared with the corresponding periods in 2001. The increase in these expenses in the 2002 periods was attributable to management additions, increased communication costs in some of our markets, increased professional fees, and higher incentive compensation expense (which is linked to operating profitability).

     Special compensation charge. In the second quarter of 2001, we granted additional compensation to members of our management team and some of our key employees in recognition of the overall contribution made by those employees to our various 2001 capital-raising initiatives. This special award was in addition to our recurring annual incentive compensation program.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.7 million, or 19.5%, and $1.3 million, or 20.3%, for the three- and six-month periods ended June 30, 2002, respectively, as compared with the corresponding periods in 2001. This decrease is attributable to the discontinuation of goodwill amortization, effective January 1, 2002, in accordance with SFAS No. 142, partially offset by additional depreciation of property, plant and equipment purchased and included with companies we acquired after December 31, 2000, and depletion of mineral deposits related to the aggregates business we acquired in 2002. Goodwill amortization expense was $1.3 million and $2.6 million for the three- and six-month periods ended June 30, 2001, respectively.

     Interest expense, net. Interest expense, net, decreased $0.7 million, or 14.6%, and $1.3 million, or 13.4%, for the three- and six-month periods ended June 30, 2002, respectively, as compared with the corresponding periods in 2001. This decrease was attributable to a lower average interest rate and lower average balance under our credit facility during 2002. At June 30, 2002, we had borrowings totaling $80.0 million outstanding under our credit facility at a weighted average interest cost of 4.4% per annum. Based on this weighted average interest rate, the annualized impact of our 12% senior subordinated notes on interest expense is an increase of $7.2 million ($4.3 million net of tax), or a decrease in net income per diluted share of $0.16. At June 30, 2002, we had borrowings totaling $175.1 million outstanding at a weighted average annual interest rate of 8.5%. At June 30, 2001, we had borrowings totaling $185.9 million outstanding at a weighted average annual interest rate of 9.5%.

     Other income, net. Other income, net, decreased less than $0.1 million for the three- and six-month periods ended June 30, 2002, as compared with the corresponding periods in 2001.

     Income tax provision. We provided for income taxes of $4.7 million and $4.2 million for the three- and six-month periods ended June 30, 2002, respectively, as compared with a provision of $3.5 million and $2.2 million during the corresponding periods in 2001. The increase in income taxes is principally the result of higher taxable income generated from our operations, partially offset by a lower effective income tax rate during the three- and six-month periods ended June 30, 2002.

     Cumulative effect of accounting change. The six months ended June 30, 2002 net loss included a cumulative effect of accounting change, net of tax, as a result of adoption of SFAS No. 142. Under SFAS No. 142, we recorded retroactively a transitional goodwill impairment charge of $24.3 million, net of tax, in the first quarter of 2002. This impairment charge is attributable to two reporting units, its divisions in North Texas/Southwest Oklahoma and Memphis/Northern Mississippi. Local market and economic conditions have affected the value of acquisitions made in North Texas (in 2000 and 2001) and Memphis/Northern Mississippi (in 1999).

Liquidity and Capital Resources

     Net income, excluding the noncash cumulative effect of the accounting change, increased $2.9 million in the first half of 2002 from the first half of 2001. Net cash from operating activities for the six months ended June 30, 2002 was $11.0 million. Net cash from operating activities primarily funded capital expenditures of $4.2 million (net of disposals) and debt reductions of $5.9 million. Net cash from borrowings for the current six-month period was $11.4 million (net of the reductions of $5.9 million).

Cash Flow

     Net cash from operating activities is generally the cash effects of transactions and other events used in the determination of net income. We define free cash flow as cash from operating activities less net property, plant and equipment additions and represents funds available to invest in acquisitions or to reduce outstanding debt or equity capital.

     Our historical net cash from operating activities and free cash flow is as follows (in thousands):

                                                              Six Months
                                                            Ended June 30
                                                      --------------------------
                                                          2002          2001
                                                      --------------------------
                                                             (unaudited)
Net cash from operating activities                    $    10,973   $    16,189
Less:  Property, plant and equipment, net additions        (4,208)       (4,277)
                                                      -----------   -----------
      Free cash flow                                  $     6,765   $    11,912
                                                      ===========   ===========

     Net cash from operating activities in the first half of 2002 decreased $5.2 million, or 32%, from the first half of 2001. This decrease reflected an increase in comparative working capital requirements and income tax payments, partially offset by higher operating profit and lower interest costs. During the first half of 2002, we experienced an increase in working capital of $5.0 million, primarily from a seasonal buildup of receivables and inventories and partially offset by an increase in accounts payable.

     Net cash used for investing activities of $23.3 million in the first half of 2002 decreased $18.1 million, or 44%, from the first half 2001 total of $41.4 million, primarily due to decreased acquisitions. Net cash provided by financing activities of $11.9 decreased $17.2 million, or 59%, from the first half 2001 total of $29.1 million. Cash provided by financing activities consisted primarily of net borrowings used to fund acquisitions and proceeds received from employee stock purchases.

      The result is that cash and cash equivalents, which totaled $6.7 million at June 30, 2002, increased $2.1 million, or 45%, from June 30, 2001.

Acquisitions

     The following table summarizes the amount we paid for acquisitions during the indicated periods (in thousands):

                                                                                             Six Months      Year Ended
                                                                                            Ended June 30,    December 31,
                                                                                                 2002            2001
                                                                                           ----------------   ------------
                                                                                             (unaudited)
     Cash consideration                                                                        $  17,064     $   49,303
     Less:  Cash received from acquired companies                                                     --         (2,174)
                                                                                               ---------     ----------
     Cash paid, net of cash acquired                                                              17,064         47,129
     Fair value of common stock issued                                                                 0         12,375
     Direct acquisition costs incurred                                                               215          2,613
                                                                                               ---------     ----------
         Total purchase costs incurred, net of cash acquired                                      17,279         62,117
                                                                                               ---------     ----------

     Fair value of assets acquired, net of cash acquired                                          17,579         40,056
     Less:  Fair value of assumed liabilities                                                       (300)       (14,257)
                                                                                               ----------    ----------
     Fair value of net assets acquired, net of cash acquired                                      17,279         25,799
                                                                                               ---------     ----------
         Costs incurred in excess of net assets acquired                                       $       0     $   36,318
                                                                                               =========     ==========

Capital Resources

     On August 31, 2001, we amended and restated our secured revolving credit facility. The terms of the facility are substantially unchanged, except that we extended the maturity of the facility from May 2002 to May 2004 and initially reduced the size of the facility from $200 million to $188 million. On June 12, 2002, the size of the facility increased to $200 million with the addition of a new lender. We had $80.0 million of outstanding borrowings under the facility at June 30, 2002. We may use the facility for financing acquisitions, working capital and capital expenditures and general corporate purposes. At our option, we can borrow at alternative variable interest rates under the facility. As of June 30, 2002, rates on the outstanding borrowings were as follows:


      Outstanding
         Amount               Formula          Effective Rate
         ------               -------          --------------
     $80.0 million         LIBOR + 2.50%            4.40%
       0.0 million         Prime + 1.50%            6.25%

     Our subsidiaries have guaranteed the repayment of all amounts owing under the facility, and we secured the facility with the capital stock and assets of our subsidiaries. The facility: (1) requires the consent of the lenders for all acquisitions; (2) prohibits the payment of cash dividends on our common stock;
(3) limits our ability to incur additional indebtedness; and (4) requires us to comply with financial covenants. Our failure to comply with these covenants and restrictions would constitute an event of default under the facility. At June 30, 2002, we were in compliance with these covenants.

     At June 30, 2002, we had $120.0 million of remaining capacity under this facility, of which we could borrow $14.7 million based on our leverage ratio at that date. Our ability to borrow additional amounts would increase to the extent that we use the facility to fund the acquisition of additional businesses with positive cash flow.

     Our 12.00% senior subordinated notes are outstanding in the aggregate principal amount of $95 million and have a maturity date of November 10, 2010. These notes: (1) are mandatorily repayable in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010; (2) are subordinated in right of payment to the indebtedness outstanding under the credit facility; (3) are guaranteed by our subsidiaries; and (4) require us to comply with covenants generally consistent with those required under the credit facility.

       Our ratio of total debt to total capital was 50.6% as of June 30, 2002, 53.3% as of June 30, 2001 and 46.5% as of December 31, 2001.

       Annual maturities of long-term debt for each of the five succeeding years are (in millions) $0.1, $80.0, $13.6, $13.6, $13.6 and $54.3 thereafter.

     We lease real property, facilities and equipment in our operations. Rent expense under operating leases was approximately $5.5 million for the six months ended June 30, 2002. Minimum future annual lease payments under our noncancellable leases for each of the five succeeding years are substantially unchanged from December 31, 2001.

     Based on current expectations, our management believes that our internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements and debt service payments. The continuation of our growth strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities, including convertible securities, and borrowings under our revolving credit facility. The use of equity securities or convertible securities for this purpose may result in dilution to then existing U.S. Concrete stockholders. It may be necessary to obtain additional levels of financing in the event opportunities arise for U.S. Concrete to make a strategic acquisition.

     We cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.

Environmental Matters

     We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. Based on our experience and the information currently available, our management believes these claims will not have a material impact on our consolidated financial condition or results of operations. Despite compliance and experience, it is possible that we could be held liable for future charges, which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.

     We have exposure to market risk from changes in interest rates for our debt instruments. The following table provides information about our debt instruments that are sensitive to changes in interest rates:

                                               Carrying                      Weighted Average
Interest rate sensitivity (in millions):        Amount      Fair Value        Interest Rate
                                                ------      ----------        -------------
Revolving Credit Facility                         $80.0        $80.0              4.40%
12% Senior Subordinated Notes                      95.0        101.5             12.00%

     Outstanding borrowings under our credit facility were $80.0 million at June 30, 2002. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $800,000 ($472,000 net of tax), or $0.02 per share, on an annualized basis. Borrowings made under the revolving credit facility bear interest at variable rates based on the lenders' prime lending rate or the applicable Eurodollar interest rate.

     Our operations are subject to factors affecting the level of general construction activity including the level of interest rates, availability of funds for construction and other factors affecting the construction industry. A significant decrease in the level of general construction activity in any of our market areas may have a material adverse effect on our sales and earnings.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     For information about litigation involving us, see note 9 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 4.  Submission of Matters to a Vote of Security Holders

     1. Our stockholders voted on the following matters at their annual meeting held on May 16, 2002:

     (a) The following were elected to serve new terms as directors and received the number of votes set opposite their respective names:

                                   Votes For            Votes Against
                                 ------------          ---------------
William T. Albanese               19,042,109                587,596
Robert S. Walker                  19,042,109                587,596
Murray S. Simpson                 19,042,109                587,596

     (b) The following persons are also directors whose terms of office as director continued after the meeting:

           Eugene P. Martineau                 Vincent D. Foster
           Michael W. Harlan                   Michael D. Mitschele
           T. William Porter                   John R. Colson

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.


   Exhibit
   Number                                     Description
------------  ------------------------------------------------------------------

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

    4.2       --First Amendment to Amended and Restated Credit Agreement,
                dated as of May 21, 2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch and First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent.

    4.3       --New Lender Acceptance, dated June 12, 2002, among U.S.
                Concrete, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, and Guaranty Bank.

    4.4*      --Note Purchase Agreement, dated November 10, 2000, among U.S.
                Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company. (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).

    4.5*      --First Amendment to Note Purchase Agreement, dated November 30,
                2001, among U.S. Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut
                General Life Insurance Company, Allstate Life Insurance
                Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).


* Incorporated by reference to the filing indicated.

(b)  Reports on Form 8-K.

        On May 21, 2002, we filed a Current Report on Form 8-K to report that we determined not to renew the engagement of Arthur Andersen LLP as our independent accountants and appointed PricewaterhouseCoopers LLP as our new independent accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             U.S. CONCRETE, INC.


Date:  August 14, 2002                       By:  /s/ Michael W. Harlan
                                                --------------------------------
                                                Michael W. Harlan
                                                Senior Vice President -- Chief
                                                Financial Officer

                                INDEX TO EXHIBITS


   Exhibit
   Number                                     Description
------------  ------------------------------------------------------------------

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

    4.2       --First Amendment to Amended and Restated Credit Agreement,
                dated as of May 21, 2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch and First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent.

    4.3       --New Lender Acceptance, dated June 12, 2002, among U.S.
                Concrete, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, and Guaranty Bank.

    4.4*      --Note Purchase Agreement, dated November 10, 2000, among U.S.
                Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company. (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).

    4.5*      --First Amendment to Note Purchase Agreement, dated November 30,
                2001, among U.S. Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut
                General Life Insurance Company, Allstate Life Insurance
                Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).


* Incorporated by reference to the filing indicated.