Form 10-Q/A
period 2002-06-30
US CONCRETE INC
filed 2002-08-16
CIK 1073429

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

                                 AMENDMENT NO. 1

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


                         PART I - FINANCIAL INFORMATION

     The information appearing under the caption "Item 1. Financial Statements" in Part I-Financial Information of U.S. Concrete's quarterly report on Form 10-Q for the quarter ended June 30, 2002 is amended to read in its entirety as set forth below. The amended information corrects a typographical error in the first table appearing in note 3 to the condensed consolidated financial statements.

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

     The following unaudited pro forma information presents net income (loss), basic net income (loss) per share and diluted net income (loss) per share adjusted for SFAS No. 142 (in thousands):

                                                             Three Months              Six Months
                                                            Ended June 30            Ended June 30
                                                        --------------------    -----------------------
                                                           2002       2001         2002          2001
                                                        ---------  ---------    ---------     ---------
                                                            (unaudited)                (unaudited)
Net income (loss):
   Reported income before cumulative effect of
    accounting change                                   $  6,705   $   4,982    $   6,016      $   3,155
   Add back: goodwill amortization, net of tax              --         1,011         --        $   1,727
                                                        --------   ---------    ---------      ---------
   Adjusted income before cumulative effect of
    accounting change                                   $  6,705   $   5,993    $   6,016      $   4,882
   Cumulative effect of accounting change, net of tax       --          --        (24,328)          --
                                                        --------   ---------    ---------      ---------
   Adjusted net income (loss)                           $  6,705   $   5,993    $ (18,312)     $   4,882
                                                        ========   =========    =========      =========
Basic net income (loss) per share:
   Reported income before cumulative effect of
    accounting change                                   $   0.25   $    0.21    $    0.22      $    0.14
   Adjusted basic income before cumulative effect of
    accounting change per share                         $   0.25   $    0.26    $    0.22      $    0.21
   Adjusted basic net income (loss) per share           $   0.25   $    0.26    $   (0.69)     $    0.21

Diluted net income (loss) per share:
   Reported income before cumulative effect of
    accounting change                                   $   0.25   $    0.21    $    0.22      $    0.14
   Adjusted diluted income before cumulative effect
    of accounting change per share                      $   0.25   $    0.25    $    0.22      $    0.21
   Adjusted diluted net income (loss) per share         $   0.25   $    0.25    $   (0.69)     $    0.21

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

    4.2*      --First Amendment to Amended and Restated Credit Agreement,
                dated as of May 21, 2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York
                Branch and First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent. (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025),
                Exhibit 4.2).

    4.3*      --New Lender Acceptance, dated June 12, 2002, among U.S.
                Concrete, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, and Guaranty Bank. (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3).

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

                                             U.S. CONCRETE, INC.


Date:  August 16, 2002                       By:  /s/ Michael W. Harlan
                                                --------------------------------
                                                Michael W. Harlan
                                                Senior Vice President -- Chief
                                                Financial Officer

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

    4.2*      --First Amendment to Amended and Restated Credit Agreement,
                dated as of May 21, 2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York
                Branch and First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent. (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025),
                Exhibit 4.2).

    4.3*      --New Lender Acceptance, dated June 12, 2002, among U.S.
                Concrete, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, and Guaranty Bank. (Form 10-Q for the quarter ended June 30, 2002 (File
                No. 000-26025), Exhibit 4.3).

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