Form 10-Q
period 2002-09-30
US CONCRETE INC
filed 2002-11-13
CIK 1073429

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    for the quarterly period ended September 30, 2002 or

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

                           Yes   X      No ______
                               -----

     As of the close of business on November 8, 2002, U.S. Concrete, Inc. had 26,901,824 shares of its common stock issued and outstanding.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                           Page
                                                                                           ----
Part I - Financial Information
   Item 1.  Financial Statements
        Condensed Consolidated Balance Sheets ...........................................    1
        Condensed Consolidated Statements of Operations .................................    2
        Condensed Consolidated Statements of Cash Flows .................................    3
        Notes to Condensed Consolidated Financial Statements ............................    4
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations ...............................................................   11
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................   17
   Item 4.  Controls and Procedures .....................................................   17

Part II - Other Information
   Item 1.  Legal Proceedings ...........................................................   18
   Item 2.  Changes in Securities .......................................................   18
   Item 6.  Exhibits and Reports on Form 8-K ............................................   18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                              September 30,       December 31,
                                                                  2002                2001
                                                             ---------------    ---------------
                                                               (unaudited)
                       ASSETS

Current assets:
    Cash and cash equivalents                                $         4,699    $         7,127
    Trade accounts receivable, net                                    83,251             72,326
    Inventories                                                       20,640             16,499
    Deferred income taxes                                              3,192              1,851
    Prepaid expenses and other current assets                          8,776              7,444
                                                             ---------------    ---------------
        Total current assets                                         120,558            105,247
                                                             ---------------    ---------------

Property, plant and equipment, net                                   118,839            100,309
Goodwill, net                                                        185,128            219,868
Other assets                                                           5,143              5,412
                                                             ---------------    ---------------
        Total assets                                         $       429,668    $       430,836
                                                             ===============    ===============

                     LIABILITIES AND
                  STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                     $            56    $            77
    Accounts payable and accrued liabilities                          65,294             58,229
                                                             ---------------    ---------------
        Total current liabilities                                     65,350             58,306
                                                             ---------------    ---------------

Long-term debt, net of current maturities                            173,041            163,698
Other long-term liabilities                                              459                 --
Deferred income taxes                                                 12,835             20,517
                                                             ---------------    ---------------
        Total liabilities                                            251,685            242,521
                                                             ---------------    ---------------

Commitments and contingencies

Stockholders' equity
    Common stock                                                          27                 27
    Additional paid-in capital                                       156,653            155,380
    Retained earnings                                                 21,303             32,908
                                                             ---------------    ---------------
        Total stockholders' equity                                   177,983            188,315
                                                             ---------------    ---------------
        Total liabilities and stockholders' equity           $       429,668    $       430,836
                                                             ===============    ===============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30                       September 30
                                                        --------------------------------  --------------------------------
                                                              2002             2001             2002            2001
                                                        ---------------  ---------------  ---------------  ---------------
                                                                   (unaudited)                       (unaudited)
Sales                                                    $    144,061     $    138,587     $    389,148     $    364,764
Cost of goods sold                                            113,585          110,141          311,075          293,349
                                                        ---------------  ---------------  ---------------  ---------------
    Gross profit                                               30,476           28,446           78,073           71,415
Selling, general and administrative expenses                   12,172           13,055           35,910           32,218
Special compensation charge                                        --               --               --            2,124
Depreciation, depletion and amortization                        2,680            3,508            7,947           10,115
                                                        ---------------  ---------------  ---------------  ---------------
    Income from operations                                     15,624           11,883           34,216           26,958
Interest expense, net                                           4,337            4,858           13,040           14,909
Other income, net                                                  82              199              389              568
                                                        ---------------  ---------------  ---------------  ---------------
    Income before income taxes and cumulative
        effect of accounting change                            11,369            7,224           21,565           12,617
Income tax provision                                            4,662            3,439            8,842            5,677
                                                        ---------------  ---------------  ---------------  ---------------
    Income before cumulative effect of
        accounting change                                       6,707            3,785           12,723            6,940
Cumulative effect of accounting change, net of tax
    of $12,297                                                     --               --          (24,328)              --
                                                        ---------------  ---------------  ---------------  ---------------
     Net income (loss)                                   $      6,707     $      3,785     $    (11,605)    $      6,940
                                                        ===============  ===============  ===============  ===============

Basic income per share before cumulative effect of
    accounting change                                    $       0.25     $       0.15     $       0.47     $       0.29
Cumulative effect of accounting change, net of tax                 --               --            (0.90)              --
                                                        ---------------  ---------------  ---------------  ---------------
Basic net income (loss) per share                        $       0.25     $       0.15     $      (0.43)    $       0.29
                                                        ===============  ===============  ===============  ===============

Diluted income per share before cumulative effect
    of accounting change                                 $       0.25     $       0.15     $       0.47     $       0.29
Cumulative effect of accounting change, net of tax                 --               --            (0.90)              --
                                                        ---------------  ---------------  ---------------  ---------------
Diluted net income (loss) per share                      $       0.25     $       0.15     $      (0.43)    $       0.29
                                                        ===============  ===============  ===============  ===============

Basic average common shares outstanding                        26,896           25,560           26,799           23,869
                                                        ===============  ===============  ===============  ===============
Diluted average common shares outstanding                      26,896           25,668           26,814           23,962
                                                        ===============  ===============  ===============  ===============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                               Nine Months Ended
                                                                                  September 30
                                                                             ---------------------
                                                                               2002         2001
                                                                             --------     --------
                                                                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $(11,605)    $  6,940
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Cumulative effect of accounting change                                24,328           --
         Depreciation, depletion and amortization                               7,947       10,115
         Debt issuance cost amortization                                        1,015        1,423
         Net (gain) loss on sale of assets                                         15          (98)
         Deferred income taxes                                                  3,336        4,543
         Provision for doubtful accounts                                        1,553        1,679
         Stock compensation charge                                                 --          776
     Changes in operating assets and liabilities, net of acquisitions          (7,212)       5,718
                                                                             --------     --------

                  Net cash provided by operating activities                    19,377       31,096
                                                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property, plant and equipment, net of disposals of $851 and $2,784       (12,379)      (5,608)
     Payments for acquisitions, net of cash received of $0 and $2,164         (17,064)     (35,078)
     Other investing activities                                                (2,192)      (3,222)
                                                                             --------     --------

                  Net cash used in investing activities                       (31,635)     (43,908)
                                                                             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in revolving credit facility borrowings                           9,359        5,010
     Payments on other long-term debts                                            (37)         (97)
     Proceeds from issuances of common stock                                      676       14,581
     Common stock issuance costs                                                   --         (162)
     Debt issuance costs                                                         (168)        (936)
                                                                             --------     --------

                  Net cash provided by financing activities                     9,830       18,396
                                                                             --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,428)       5,584
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                7,127          711
                                                                             --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  4,699     $  6,295
                                                                             ========     ========


Supplemental disclosures of non-cash investing and financing activities:
     Common stock and stock options issued in connection with acquisitions   $    298     $  8,048

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

     U.S. Concrete, Inc., a Delaware corporation, provides ready-mixed concrete and related products and services to the construction industry in several major markets in the United States. U.S. Concrete is a holding company and conducts its businesses through its consolidated subsidiaries.

     U.S. Concrete commenced operations in May 1999 when it acquired six operating businesses in three major markets in the United States. Since then, U.S. Concrete has acquired an additional 22 operating businesses, in these and seven additional markets in the United States, and intends to acquire additional companies to expand its operations.

     The consolidated financial statements include the accounts of U.S. Concrete and subsidiaries and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations, although U.S. Concrete believes that the disclosures are adequate to make the information presented not misleading. You should read these unaudited condensed consolidated financial statements together with the consolidated financial statements and related notes in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of U.S. Concrete, all adjustments necessary to present fairly the information in the unaudited condensed consolidated financial statements of U.S. Concrete have been included. Operating results for the three- and nine-month periods ended September 30, 2002, are not necessarily indicative of the results for the year ended December 31, 2002.

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

2. SIGNIFICANT ACCOUNTING POLICIES

     Effective January 1, 2002, U.S. Concrete adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," except for certain transitional provisions in SFAS No. 141 and SFAS No. 142 related to business combinations after June 30, 2001, which it adopted on July 1, 2001. SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interests method for those transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes criteria for the recognition and measurement of an impairment loss for long-lived assets to be held and used and defines classification of continuing and discontinued operations. SFAS No. 144 also requires that assets held for sale be measured at the lower of their carrying amount or fair value less cost to sell. The adoption of SFAS No. 141 and SFAS No. 144 did not impact our financial position or results of operations.

     As a result of adopting SFAS No. 142, U.S. Concrete's goodwill and intangible assets with an indefinite useful life are no longer amortized. Pursuant to SFAS No. 142, goodwill and intangible assets are periodically tested for impairment, and the new standard provided a six-month transitional period to complete the impairment review. U.S. Concrete completed its impairment review during the quarter ended June 30, 2002, which indicated impairments attributable to two reporting units. Accordingly, U.S. Concrete recorded retroactively a transitional goodwill impairment charge of $24.3 million, net of tax, which it has presented as a cumulative effect of accounting change, in the quarter ended March 31, 2002. The SFAS No. 142 impairments are associated solely with goodwill. Prior year goodwill amortization totaled $1.4 million for the three months ended September 30, 2001 and $4.0 million for the nine months ended September 30, 2001. At September 30, 2002, U.S. Concrete's unamortized goodwill balance was $185.1 million. For additional discussion on the impact of adopting SFAS No. 142, see note 3 to the condensed consolidated financial statements.

     U.S. Concrete acquired mineral rights in its acquisition of an aggregates business in 2002. The financial results of the acquired business have been included in U.S. Concrete's results since January 1, 2002. Effective January 1, 2002, U.S. Concrete computes the depletion of the related mineral deposits on the basis of the estimated quantity of recoverable raw materials.

     Other than as described above, U.S. Concrete has not added to or changed its accounting policies significantly since December 31, 2001. For a description of these policies, refer to note 2 of the consolidated financial statements in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2001.

3. TRANSITIONAL DISCLOSURE UNDER SFAS NO. 142

     Under SFAS No. 142, substantially all of U.S. Concrete's intangible assets are no longer amortized, and U.S. Concrete must perform an annual impairment test for goodwill and intangible assets. U.S. Concrete allocates these assets to various reporting units, which comprise 11 divisions. SFAS No. 142 requires U.S. Concrete to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent of that difference. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment is recognized. U.S. Concrete bases the fair values of its reporting units on a combination of valuation approaches, including discounted cash flows, multiples of sales and earnings before interest, taxes, depreciation and amortization and comparisons of recent transactions. Under SFAS No. 142, U.S. Concrete recorded retroactively a transitional goodwill impairment charge of $36.6 million ($24.3 million, net of tax), presented as a cumulative effect of accounting change in the first quarter of 2002. This impairment charge is attributable to two reporting units, its divisions in North Texas/Southwest Oklahoma and Memphis/Northern Mississippi. Local market and economic conditions have affected the value of acquisitions made in North Texas (in 2000 and 2001) and Memphis, Tennessee/Northern Mississippi (in 1999).

     The following unaudited pro forma information presents net income (loss), basic net income (loss) per share and diluted net income (loss) per share adjusted for the effect of SFAS No. 142 (in thousands):

                                                                Three Months Ended       Nine Months Ended
                                                                   September 30             September 30
                                                              ----------------------   ---------------------
                                                                2002          2001       2002         2001
                                                              --------      --------   --------     --------
                                                                    (unaudited)             (unaudited)
Net income (loss):
  Reported income before cumulative effect of
   accounting change .......................................  $  6,707      $  3,785   $ 12,723     $  6,940
  Add back: goodwill amortization, net of tax ..............        --         1,112         --        2,839
                                                              --------      --------   --------     --------
  Adjusted income before cumulative effect of
   accounting change .......................................  $  6,707      $  4,897   $ 12,723     $  9,779
  Cumulative effect of accounting change, net of tax .......        --            --    (24,328)          --
                                                              --------      --------   --------     --------
  Adjusted net income (loss) ...............................  $  6,707      $  4,897   $(11,605)    $  9,779
                                                              ========      ========   ========     ========
Basic net income (loss) per share:
  Reported income before cumulative effect of
   accounting change .......................................  $   0.25      $   0.15   $   0.47     $   0.29
  Adjusted basic income before cumulative effect of
   accounting change .......................................  $   0.25      $   0.19   $   0.47     $   0.41
  Adjusted basic net income (loss) .........................  $   0.25      $   0.19   $  (0.43)    $   0.41

Diluted net income (loss) per share:
  Reported income before cumulative effect of
   accounting change .......................................  $   0.25      $   0.15   $   0.47     $   0.29
  Adjusted diluted income before cumulative effect
   of accounting change ....................................  $   0.25      $   0.19   $   0.47     $   0.41
  Adjusted diluted net income (loss) .......................  $   0.25      $   0.19   $  (0.43)    $   0.41

     The balance of goodwill subsequent to the recognition of the transitional goodwill impairment charge above was $185.1 million at September 30, 2002.

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, were as follows (in thousands):

                                                                       Amount
                                                                     ----------
           Balance at December 31, 2001 ...........................  $  219,868
           Additions: Acquisitions and related adjustments ........       1,885
           Less: Impairments ......................................     (36,625)
                                                                     ----------
           Balance at September 30, 2002 ..........................  $  185,128
                                                                     ==========

     The goodwill adjustments primarily represent post-acquisition adjustments to reflect the final fair values of assets acquired and liabilities assumed in the acquisition of two precast businesses and one ready-mixed concrete business in 2001.

4. BUSINESS COMBINATIONS

     U.S. Concrete effected one acquisition in the first quarter of 2002 and seven during 2001, all of which were accounted for as purchases. U.S. Concrete did not effect any acquisitions during the second and third quarters of 2002. The following tables summarize the number of acquisitions completed and aggregate consideration U.S. Concrete paid in these transactions:

                                                                              Nine Months
                                                                                 Ended          Year Ended
Acquisitions completed:                                                      September 30,     December 31,
                                                                                 2002              2001
                                                                             -------------     ------------
     Aggregates businesses ................................................        1                --
     Ready-mixed businesses ...............................................       --                 5
     Precast businesses ...................................................       --                 2
                                                                                  --                --
       Total ..............................................................        1                 7
                                                                                  ==                ==

                                                                              Nine Months
Consideration (in thousands):                                                    Ended         Year Ended
                                                                             September 30,     December 31,
                                                                                 2002              2001
                                                                             -------------     ------------
                                                                              (unaudited)
     Cash .................................................................   $    17,064       $   49,303
     Fair value of common stock issued ....................................             0           12,375
                                                                              -----------       ----------
       Total ..............................................................   $    17,064       $   61,678
                                                                              ===========       ==========

     During the first nine months of 2002, U.S. Concrete paid $1.3 in cash and $0.2 in common stock as deferred payments on acquisitions that had closed in prior years. During the first nine months of 2001, U.S. Concrete did not pay any deferred payments on acquisitions that had closed in prior years.

     The following summarized unaudited pro forma consolidated financial information adjusts the historical consolidated financial information to reflect the effect of nonamortization of goodwill in accordance with SFAS No. 142 and to reflect the assumption that all acquisitions since 2000 occurred on January 1, 2001 (in thousands, except per share data):

                                                                                Nine Months Ended
                                                                                  September 30
                                                                            --------------------------
                                                                                2002           2001
                                                                            -------------  -----------
                                                                                    (unaudited)
      Revenues ..........................................................   $  389,148      $  395,256
      Income before cumulative effect of accounting change ..............   $   12,723      $   11,123
      Net income (loss) .................................................   $  (11,605)     $   11,123

      Basic earnings (loss) per share:
          Income before cumulative effect of accounting change ..........   $     0.47      $     0.41

      Diluted earnings (loss) per share:
          Income before cumulative effect of accounting change ..........   $     0.47      $     0.41

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

     In connection with the acquisitions, U.S. Concrete has determined the resulting goodwill as follows (in thousands):

                                                                         Nine Months
                                                                            Ended          Year Ended
                                                                         September 30,     December 31,
                                                                             2002             2001
                                                                         -------------    -------------
                                                                          (unaudited)
     Cash consideration ..............................................   $      17,064    $      49,303
     Less:  Cash received from acquired companies ....................              --           (2,174)
                                                                         -------------    -------------
     Cash paid, net of cash acquired .................................          17,064           47,129
     Fair value of common stock issued ...............................              --           12,375
     Direct acquisition costs incurred ...............................             215            2,613
                                                                         -------------    -------------
         Total purchase costs incurred, net of cash acquired .........          17,279           62,117
                                                                         -------------    -------------

     Fair value of assets acquired, net of cash acquired .............          17,579           40,056
     Less:  Fair value of assumed liabilities ........................            (300)         (14,257)
                                                                         -------------    -------------
     Fair value of net assets acquired, net of cash acquired .........          17,279           25,799
                                                                         -------------    -------------
         Costs incurred in excess of net assets acquired .............   $           0    $      36,318
                                                                         =============    =============

5. SHARES USED IN COMPUTING EARNINGS PER SHARE

     The following table summarizes the number of shares (in thousands) of common stock we have used on a weighted average basis in calculating basic and diluted net income (loss) per share:

                                                          Three Months Ended     Nine Months Ended
                                                             September 30           September 30
                                                         --------------------   -------------------
                                                           2002        2001       2002       2001
                                                         --------    --------   --------   --------
                                                              (unaudited)           (unaudited)
Basic weighted average common shares outstanding ......    26,896      25,560     26,799     23,869
Effect of dilutive stock options and warrants .........         0         108         15         93
                                                         --------    --------   --------   --------
Diluted weighted average common shares outstanding ....    26,896      25,668     26,814     23,962
                                                         ========    ========   ========   ========

     Stock options and warrants covering 4.2 million shares for the three months ended September 30, 2002 and 1.8 million shares for the three months ended September 30, 2001 were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

6. INVENTORIES

     Inventories consist of the following (in thousands):

                                                                       September 30,   December 31,
                                                                            2002           2001
                                                                       -------------   ------------
                                                                        (unaudited)
Raw materials ......................................................   $       9,680   $      5,699
Finished products and supplies .....................................          10,960         10,800
                                                                       -------------   ------------
                                                                       $      20,640   $     16,499
                                                                       =============   ============

7. LONG-TERM DEBT

     A summary of long-term debt is as follows (in thousands):

                                                                       September 30,   December 31,
                                                                            2002           2001
                                                                       -------------   ------------
                                                                        (unaudited)
Secured revolving credit facility ..................................   $      77,980   $     68,620
12.00% senior subordinated notes ...................................          95,000         95,000
Other ..............................................................             117            155
                                                                       -------------   ------------
                                                                             173,097        163,775
     Less:  current maturities .....................................             (56)           (77)
                                                                       -------------   ------------
Long-term debt, net of current maturities ..........................   $     173,041   $    163,698
                                                                       =============   ============

     On August 31, 2001, U.S. Concrete amended and restated its secured revolving credit facility. The terms of the facility are substantially unchanged, except that the parties extended the maturity of the facility from May 2002 to May 2004 and initially reduced the size of the facility from $200 million to $188 million. On June 12, 2002, the size of the facility increased to $200 million with the addition of a new lender. U.S. Concrete may use this facility for working capital and capital expenditures, to finance acquisitions and for other general corporate purposes. Availability under the facility is tied to various covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness, lender consent for acquisitions and a prohibition of cash dividends on U.S. Concrete's common stock. Subsidiary guarantees and pledges of substantially all U.S. Concrete's fixed assets and subsidiary capital stock secure the payment of all obligations owing under the facility. Advances bear interest at the prime rate or applicable Eurodollar rates, at U.S. Concrete's option, in each case plus a margin keyed to the leverage ratio. A commitment fee, based on the leverage ratio, is paid on any unused borrowing capacity. At September 30, 2002, U.S. Concrete had borrowings totaling $78.0 million outstanding under this facility at a weighted average interest cost of 4.6%. At September 30, 2002, U.S. Concrete had $122.0 million of remaining capacity under this facility, of which it could borrow $18.8 million based on its leverage ratio at that date; however, its ability to borrow additional amounts would increase to the extent that it uses the facility to fund the acquisition of additional businesses with positive cash flow.

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

     For the nine months ended September 30, U.S. Concrete's interest payments were approximately $11.7 million in 2002 and $13.6 million in 2001.

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

     For the nine months ended September 30, U.S. Concrete's income tax payments were approximately $2.9 million in 2002 and $0.3 million in 2001.

9. COMMITMENTS AND CONTINGENCIES

     Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in a California state court against U.S. Concrete's subsidiary, Central, and U.S. Concrete that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that U.S. Concrete breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 80 years. Central and U.S. Concrete each filed an answer and cross-complaint in August 2000 seeking declaratory relief for a determination that Bay-Crete is not entitled to use the contract and damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of a United States bankruptcy court. U.S. Concrete withdrew its cross-complaint in September 2002 for procedural reasons. U.S. Concrete and Central believe they have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit. The trial date is set for December 2002.

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

10. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of long-lived intangible assets be recorded at fair value when incurred. SFAS No. 143 will be effective for U.S. Concrete on January 1, 2003. U.S. Concrete does not expect the adoption of this statement initially to have a material impact on its consolidated financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for specified lease transactions. U.S. Concrete does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and will be effective for U.S. Concrete on January 1, 2003. U.S. Concrete is currently reviewing SFAS No. 146 to determine the standard's impact on adoption. U.S. Concrete does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

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

     During the nine months ended September 30, 2002, there were no material changes to or in the application of our critical accounting policies presented in the 2001 10-K, except for the provisions in SFAS No. 142 related to goodwill. For further discussion on our accounting policies, see note 2 to our condensed consolidated financial statements in Part I of this report.

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

   Allowance for Doubtful Accounts

     We provide an allowance for accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that we write off decrease the allowance. We determine the amount of bad debt expense we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of historical results reported by the concrete industry, historical loss experience, customer-by-customer analyses of accounts receivable balances each period and subjective assessments of future bad debt exposure.

   Insurance Programs

     We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. Under our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. We fund these deductibles and record an expense for losses we expect under the program. We determine losses by using a combination of historical loss experience and subjective assessments of future loss exposure.

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

                                          Three Months Ended September 30               Nine Months Ended September 30
                                     -----------------------------------------   -------------------------------------------
                                             2002                  2001                   2002                   2001
                                     --------------------  -------------------   --------------------   --------------------
                                                    (unaudited)                                    (unaudited)
Sales .............................  $  144,061     100.0% $  138,587    100.0%  $  389,148     100.0%  $  364,764     100.0%
Cost of goods sold ................     113,585      78.8     110,141     79.5      311,075      80.0      293,349      80.4
                                     ----------  --------  ----------  -------   ----------  --------   ----------  --------
    Gross profit ..................      30,476      21.2      28,446     20.5       78,073      20.0       71,415      19.6
Selling, general and
  administrative expenses .........      12,172       8.5      13,055      9.4       35,910       9.2       32,218       8.8
Special compensation charge .......          --        --          --       --           --        --        2,124       0.6
Depreciation, depletion and
  amortization ....................       2,680       1.9       3,508      2.5        7,947       2.0       10,115       2.8
                                     ----------  --------  ----------  -------   ----------  --------   ----------  --------
    Income from operations ........      15,624      10.8      11,883      8.6       34,216       8.8       26,958       7.4
Interest expense, net .............       4,337       3.0       4,858      3.5       13,040       3.4       14,909       4.1
Other income, net .................          82       0.1         199      0.1          389       0.1          568       0.2
                                     ----------  --------  ----------  -------   ----------  --------   ----------  --------
    Income before income taxes
       and cumulative effect of
       accounting change ..........      11,369       7.9       7,224      5.2       21,565       5.5       12,617       3.5
Income tax provision ..............       4,662       3.2       3,439      2.5        8,842       2.2        5,677       1.6
                                     ----------  --------  ----------  -------   ----------  --------   ----------  --------
       Income before cumulative
       effect of accounting
       change .....................       6,707       4.7       3,785      2.7       12,723       3.3        6,940       1.9
Cumulative effect of accounting
   change .........................          --        --          --       --      (24,328)     (6.3)          --        --
                                     ----------  --------  ----------  -------   ----------  --------   ----------  --------
        Net income (loss) .........  $    6,707       4.7% $    3,785      2.7%  $  (11,605)     (3.0)% $    6,940       1.9%
                                     ==========  ========  ==========  =======   ==========  ========   ==========  ========

     Sales. Sales increased $5.5 million, or 3.9%, and $24.4 million, or 6.7%, for the three- and nine-month periods ended September 30, 2002, respectively, as compared with the corresponding periods in 2001. The increase in sales for the third quarter was attributable to an increase in sales of precast concrete, building materials and aggregates, partially offset by a slight decrease in the average sales price of ready-mixed concrete and a decrease in ready-mixed concrete volumes as a result of a decline in total construction in some of our markets.

     Gross profit. Gross profit increased $2.0 million, or 7.1%, and $6.7 million, or 9.3%, for the three- and nine-month periods ended September 30, 2002, respectively, as compared with the corresponding periods in 2001. Gross margins increased from 20.5% in the three months ended September 30, 2001 to 21.2% in the three months ended September 30, 2002. Gross margins increased from 19.6% in the nine months ended September 30, 2001 to 20.0% in the nine months ended September 30, 2002. The increase is attributable to improvement in customer and product mix.

     Selling, general and administrative expenses. Selling, general and administrative expenses (SGA) decreased $0.9 million, or 6.8%, and increased $3.7 million, or 11.5%, for the three- and nine-month periods ended September 30, 2002, respectively, as compared with the corresponding periods in 2001. In the third quarter of 2001, SGA was adversely impacted by a $2.2 million charge relating to the settlement of litigation with Del Webb California Corp. and its parent company Del Webb Corporation. The SGA increase in the nine-month period ended September 30, 2002 was attributable to the inclusion of a full period of costs associated with companies acquired after December 2000, increased communication costs in some of our markets, increased professional fees, higher advertising and travel costs and higher incentive compensation expense (which is linked to operating profitability), partially offset by the settlement charge in third quarter of 2001 (described above).

     Special compensation charge. In the second quarter of 2001, we granted additional compensation to members of our management team and some of our key employees in recognition of the overall contribution made by those employees to our various 2001 capital-raising initiatives. This special award was in addition to our recurring annual incentive compensation program.

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.8 million, or 23.6%, and $2.2 million, or 21.4%, for the three- and nine-month periods ended September 30, 2002, respectively, as compared with the corresponding periods in 2001. This decrease is attributable to the discontinuation of goodwill amortization, effective January 1, 2002, in accordance with SFAS No. 142, partially offset by additional depreciation of property, plant and equipment purchased and included with companies we acquired after December 31, 2000, and depletion of mineral deposits related to the aggregates business we acquired in 2002. Goodwill amortization expense was $1.4 million and $4.0 million for the three- and nine-month periods ended September 30, 2001, respectively.

     Interest expense, net. Interest expense, net, decreased $0.5 million, or 10.7%, and $1.9 million, or 12.5%, for the three- and nine-month periods ended September 30, 2002, respectively, as compared with the corresponding periods in 2001. This decrease was attributable to a lower average interest rate, partially offset by higher average balance, under our credit facility during 2002. At September 30, 2002, we had borrowings totaling $78.0 million outstanding under our credit facility at a weighted average interest cost of 4.6% per annum. Based on this weighted average interest rate, the annualized impact of our 12% senior subordinated notes on interest expense is an increase of $7.1 million ($4.2 million net of tax), or a decrease in net income per diluted share of $0.16. At September 30, 2002, we had borrowings totaling $173.1 million outstanding at a weighted average annual interest rate of 8.6%. At September 30, 2001, we had borrowings totaling $162.0 million outstanding at a weighted average annual interest rate of 9.5%.

     Other income, net. Other income, net, decreased less than $0.1 million and $0.2 million for the three- and nine-month periods ended September 30, 2002, respectively, as compared with the corresponding periods in 2001.

     Income tax provision. We provided for income taxes of $4.7 million and $8.8 million for the three- and nine-month periods ended September 30, 2002, respectively, as compared with a provision of $3.4 million and $5.7 million during the corresponding periods in 2001. The increase in income taxes is principally the result of higher taxable income generated from our operations, partially offset by a lower effective income tax rate during the three- and nine-month periods ended September 30, 2002.

     Cumulative effect of accounting change. The nine months ended September 30, 2002 net loss included a cumulative effect of accounting change, net of tax, as a result of adoption of SFAS No. 142. Under SFAS No. 142, we recorded retroactively a transitional goodwill impairment charge of $24.3 million, net of tax, in the first quarter of 2002. This impairment charge is attributable to two reporting units, our divisions in North Texas/Southwest Oklahoma and Memphis/Northern Mississippi. Local market and economic conditions have affected the value of acquisitions made in North Texas (in 2000 and 2001) and Memphis, Tennessee/Northern Mississippi (in 1999).

Liquidity and Capital Resources

     Net income, excluding the noncash cumulative effect of the accounting change, was $12.7 million in the nine-month period ended September 30, 2002 compared to $6.9 million in the nine-month period ended September 20, 2001. Net cash from operating activities for the nine months ended September 30, 2002 was $19.4 million. Net cash from operating activities primarily funded capital expenditures of $12.4 million (net of disposals) and debt reductions of $7.0 million. Net cash from borrowings for the current nine-month period was $9.4 million (net of the reductions of $7.0 million).

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

     Our historical net cash from operating activities and free cash flow is as follows (in thousands):

                                                                            Nine Months
                                                                        Ended September 30
                                                                       --------------------
                                                                         2002        2001
                                                                       --------    --------
                                                                           (unaudited)
           Net cash from operating activities .......................  $ 19,377    $ 31,096
           Less: Property, plant and equipment, net additions .......   (12,379)     (5,608)
                                                                       --------    --------
                 Free cash flow .....................................  $  6,998    $ 25,488
                                                                       ========    ========

     Net cash from operating activities in the nine months of 2002 decreased $11.7 million, or 37.7%, from the nine months of 2001. This decrease reflected higher buildup in accounts receivable and higher trade vendor and income tax payments, partially offset by higher operating profit and lower interest costs. During the nine months of 2002, we experienced an increase in working capital of $7.2 million, primarily from a seasonal buildup of receivables and inventories, and partially offset by an increase in accounts payable.

     Net cash used for investing activities of $31.6 million in the nine months of 2002 decreased $12.3 million, or 28.0%, from the nine months of 2001 total of $43.9 million, primarily due to decreased acquisitions, partially offset by an increase in net capital expenditures. Net cash provided by financing activities of $9.8 million decreased $8.6 million, or 46.6%, from the nine months of 2001 total of $18.4 million. Cash provided by financing activities consisted primarily of net borrowings used to fund acquisitions and proceeds received from employee stock purchases.

     The result is that cash and cash equivalents, which totaled $4.7 million at September 30, 2002, decreased $1.6 million, or 25.4%, from September 30, 2001.

Acquisitions

     The following table summarizes the amount we paid for acquisitions during the indicated periods (in thousands):

                                                                                 Nine Months
                                                                                    Ended       Year Ended
                                                                                September 30,   December 31,
                                                                                    2002            2001
                                                                                -------------   ------------
                                                                                 (unaudited)
     Cash consideration ......................................................    $  17,064      $   49,303
     Less: Cash received from acquired companies .............................           --          (2,174)
                                                                                  ---------      ----------
     Cash paid, net of cash acquired .........................................       17,064          47,129
     Fair value of common stock issued .......................................            0          12,375
     Direct acquisition costs incurred .......................................          215           2,613
                                                                                  ---------      ----------
         Total purchase costs incurred, net of cash acquired .................       17,279          62,117
                                                                                  ---------      ----------

     Fair value of assets acquired, net of cash acquired .....................       17,579          40,056
     Less: Fair value of assumed liabilities .................................         (300)        (14,257)
                                                                                  ---------      ----------
     Fair value of net assets acquired, net of cash acquired .................       17,279          25,799
                                                                                  ---------      ----------
         Costs incurred in excess of net assets acquired .....................    $       0      $   36,318
                                                                                  =========      ==========

Capital Resources

     On August 31, 2001, we amended and restated our secured revolving credit facility. The terms of the facility are substantially unchanged, except that we extended the maturity of the facility from May 2002 to May 2004 and initially reduced the size of the facility from $200 million to $188 million. On June 12, 2002, the size of the facility increased to $200 million with the addition of a new lender. We had $78.0 million of outstanding borrowings under the facility at September 30, 2002. We may use the facility for financing acquisitions, working capital and capital expenditures and general corporate purposes. At our option, we can borrow at alternative variable interest rates under the facility. As of September 30, 2002, rates on the outstanding borrowings were as follows:

            Outstanding
            -----------
               Amount               Formula          Effective Rate
               ------               -------          --------------
           $70.0 million         LIBOR + 2.50%            4.36%
             8.0 million         Prime + 1.50%            6.25%

     Our subsidiaries have guaranteed the repayment of all amounts owing under the facility, and we secured the facility with the capital stock and assets of our subsidiaries. The facility: (1) requires the consent of the lenders for all acquisitions; (2) prohibits the payment of cash dividends on our common stock;
(3) limits our ability to incur additional indebtedness; and (4) requires us to comply with financial covenants. Our failure to comply with these covenants and restrictions would constitute an event of default under the facility. At September 30, 2002, we were in compliance with these covenants.

     At September 30, 2002, we had $122.0 million of remaining capacity under this facility, of which we could borrow $18.8 million based on our leverage ratio at that date. Our ability to borrow additional amounts would increase to the extent that we use the facility to fund the acquisition of additional businesses with positive cash flow.

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

     Our ratio of total debt to total capital was 49.3% as of September 30, 2002, 47.3% as of September 30, 2001 and 46.5% as of December 31, 2001.

     Annual maturities of long-term debt for each of the five succeeding years are (in millions) $0.1, $78.0, $13.6, $13.6, $13.6 and $54.3 thereafter.

     We lease real property, facilities and equipment in our operations. Rent expense under operating leases was approximately $9.5 million for the nine months ended September 30, 2002. Minimum future annual lease payments under our noncancellable leases for each of the five succeeding years are substantially unchanged from December 31, 2001.

     Based on current expectations, our management believes that our internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements and debt service payments for at least the next 12 months. The continuation of our growth strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities, including convertible securities, and borrowings under our revolving credit facility. The use of equity securities or convertible securities for this purpose may result in dilution to then existing U.S. Concrete stockholders. It may be necessary to obtain additional levels of financing in the event opportunities arise for U.S. Concrete to make a strategic acquisition.

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

     We have exposure to market risk from changes in interest rates for our debt instruments. The following table provides information about our debt instruments that are sensitive to changes in interest rates:

                                                      Carrying                 Weighted Average
         Interest rate sensitivity (in millions):      Amount    Fair Value     Interest Rate
                                                       ------    ----------     -------------
         Revolving Credit Facility                      $78.0      $78.0           4.55%
         12% Senior Subordinated Notes                   95.0       99.6          12.00%

     Outstanding borrowings under our credit facility were $78.0 million at September 30, 2002. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $780,000 ($460,000, net of tax), or $0.02 per share, on an annualized basis. Borrowings made under the revolving credit facility bear interest at variable rates based on the lenders' prime lending rate or the applicable Eurodollar interest rate.

     Our operations are subject to factors affecting the level of general construction activity, including the level of interest rates and availability of funds for construction. A significant decrease in the level of general construction activity in any of our market areas may have a material adverse effect on our sales and earnings.

Item 4.  Controls and Procedures

     Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    For information about litigation involving us, see note 9 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2.  Changes in Securities

    (c)  Unregistered Sales of Securities.

    On August 27, 2002, U.S. Concrete issued 10,000 shares of its common stock for services provided in connection with the acquisition closed in the first quarter of 2002. We issued these shares without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits.


 Exhibit
 Number                             Description
---------  ---------------------------------------------------------------------

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

  4.1*     --Amended and Restated Credit Agreement, dated as of August 31, 2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch and First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent, and J.P. Morgan Securities, Inc., as sole bookrunner and lead arranger (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025),
             Exhibit 4.1).

  4.2*     --First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch and First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.2).

  4.3*     --New Lender Acceptance, dated June 12, 2002, among U.S. Concrete,
             JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, and Guaranty Bank (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3).

  4.4*     --Note Purchase Agreement, dated November 10, 2000, among U.S.
             Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).

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

(b) Reports on Form 8-K.

     On August 14, 2002, we filed a Current Report on Form 8-K to report that we submitted the certification of our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in correspondence to the Securities and Exchange Commission accompanying our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           U.S. CONCRETE, INC.


Date:  November 12, 2002                   By: /s/ Michael W. Harlan
                                               ---------------------------------
                                           Michael W. Harlan
                                           Senior Vice President -- Chief
                                           Financial Officer

                                 CERTIFICATIONS

I, Eugene P. Martineau, chief executive officer of U.S. Concrete, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of U.S. Concrete, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

                                        /s/ Eugene P. Martineau
                                        ---------------------------
                                        Eugene P. Martineau
                                        Chief Executive Officer

I, Michael W. Harlan, chief financial officer of U.S. Concrete, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of U.S. Concrete, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

                                        /s/ Michael W. Harlan
                                        ---------------------------
                                        Michael W. Harlan
                                        Chief Financial Officer

INDEX TO EXHIBITS

   Exhibit
   Number                          Description
-----------     ----------------------------------------------------------------

    3.1*     --Restated Certificate of Incorporation of U.S. Concrete (Form S-1
               (Reg. No. 333-74855), Exhibit 3.1).
    3.2*     --Amended and Restated Bylaws of U.S. Concrete, as amended (Form
               S-3 (Reg. No. 333-42860), Exhibit 4.2).
    3.3*     --Certificate of Designations of Series A Junior Participating
               Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
    4.1*     --Amended and Restated Credit Agreement, dated as of August 31,
               2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch and First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent, and J.P. Morgan Securities, Inc., as sole bookrunner and lead arranger (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).

    4.2*     --First Amendment to Amended and Restated Credit Agreement, dated as of May 21, 2001, among U.S. Concrete, the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, Credit Lyonnais New York Branch and First Union National Bank, as syndication agents, Branch Banking & Trust Company, as documentation agent (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.2).

    4.3*     --New Lender Acceptance, dated June 12, 2002, among U.S. Concrete,
               JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, as administrative agent, and Guaranty Bank (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3).

    4.4*     --Note Purchase Agreement, dated November 10, 2000, among U.S.
               Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2000 (File No. 000-26025),
               Exhibit 4.4).

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