Form 10-K
period 2002-12-31
US CONCRETE INC
filed 2003-03-31
CIK 1073429

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark one)    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from ___________ to __________

                        Commission file number 000-26025

                              U. S. CONCRETE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               76-0586680
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number)

                 2925 Briarpark, Suite 500, Houston, Texas 77042
               (Address of principal executive offices)(Zip code)

       Registrant's telephone number, including area code: (713) 499-6200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001
                                (Title of class)

                       Rights to Purchase Series A Junior
                          Participating Preferred Stock
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X] No [ ]

     As of March 25, 2003, there were 28,042,573 shares of common stock, par value $.001 per share, of the registrant issued and outstanding, 21,422,593 of which, having an aggregate market value of $94,687,861, based on the closing market price of $4.42 per share of the common stock of the registrant reported on the Nasdaq National Market on that date, were held by non-affiliates of the registrant. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement related to the registrant's 2003 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

================================================================================

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
                                                   PART I
Items 1 and 2.     Business and Properties..................................................................     2
                   Cautionary Statement Concerning Forward-Looking Statements...............................    12
Item 3.            Legal Proceedings........................................................................    13
Item 4.            Submission of Matters to a Vote of Security Holders......................................    13

                                                  PART II

Item 5.            Market for Registrant's Common Equity and Related Stockholder Matters....................    14
Item 6.            Selected Financial Data..................................................................    15
Item 7.            Management's Discussion and Analysis of Financial Condition and Results of Operations....    16
Item 7A.           Quantitative and Qualitative Disclosures About Market Risk...............................    25
Item 8.            Financial Statements and Supplementary Data..............................................    26
Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure..............................................................................    50

                                                  PART III

Item 10.           Directors and Executive Officers of the Registrant.......................................    51
Item 11.           Executive Compensation...................................................................    51
Item 12.           Security Ownership of Certain Beneficial Owners and Management...........................    51
Item 13.           Certain Relationships and Related Transactions...........................................    51
Item 14.           Controls and Procedures..................................................................    51

                                                  PART IV

Item 15.           Exhibits, Financial Statement Schedules and Reports on Form 8-K..........................    52

Statements we make in this Annual Report on Form 10-K which express a belief, expectation or intention, as well as those that are not historical facts, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading "Cautionary Statement Concerning Forward-Looking Statements" following Items 1 and 2 of Part I of this report.

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

     U.S. Concrete provides ready-mixed concrete and related products and services to the construction industry in several major markets in the United States. As of March 25, 2003, we have 89 fixed and seven portable ready-mixed concrete plants, eight pre-cast concrete plants, three concrete block plants and one aggregates quarry. During 2002, these facilities produced approximately 5.4 million cubic yards of ready-mixed concrete, 7.1 million eight-inch equivalent block units and 1.2 million tons of aggregates.

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

     We completed our initial public offering in May 1999. At the same time, we acquired six ready-mixed concrete and related businesses and began operating 26 fixed concrete plants in three major markets in the United States. Since our IPO and through March 25, 2003, we have acquired an additional 23 ready-mixed concrete and related businesses, and are operating an additional 63 fixed concrete plants, in seven additional major markets in the United States.

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

INDUSTRY OVERVIEW

     General

     Annual usage of ready-mixed concrete in the United States remains near record levels. According to information available from the National Ready-Mixed Concrete Association and F.W. Dodge, total sales from the production and delivery of ready-mixed concrete in the United States over the past three years are as follows (in millions):

                     2000.........................   $    26,629
                     2001.........................   $    27,137
                     2002.........................   $    26,971

     According to F.W. Dodge data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2002:

     Residential construction..................................            27%
     Commercial and industrial construction....................            20%
     Street and highway construction and paving................            21%
     Other public works and infrastructure construction........            32%
                                                                 ------------
          Total................................................           100%
                                                                 ============

     Ready-mixed concrete is a versatile, low-cost manufactured material the construction industry uses in substantially all its projects. It is a stone-like compound that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various admixtures and cement. Ready-mixed concrete can be manufactured in thousands of variations, which in each instance may reflect a specific design use. Manufacturers of ready-mixed concrete generally maintain less than one day's requirements of raw materials and must coordinate their daily material purchases with the time-sensitive delivery requirements of their customers.

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

     Concrete manufacturers generally obtain contracts through local sales and marketing efforts they direct at general contractors, developers and homebuilders. As a result, local relationships are very important.

     On the basis of information the National Ready-Mixed Concrete Association has provided to us, we estimate that, in addition to vertically integrated manufacturers of cement and ready-mixed concrete, approximately 3,000 independent concrete producers currently operate a total of approximately 6,000 plants in the United States. Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service. We believe, on the basis of available market information, that the typical ready-mixed concrete company is family-owned and has limited access to capital, limited financial and technical expertise and limited exit strategies for its owners. Given these operating constraints, we believe many ready-mixed concrete companies are finding it difficult to both grow their businesses and compete effectively against larger, more cost-efficient and technically capable competitors. We believe these characteristics in our highly fragmented industry present growth opportunities for a company with a national strategy, focused acquisition program and access to capital.

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

     For a discussion of the seasonality of the ready-mixed concrete industry generally, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Our Future Operating Results" in
Item 7 of this report.

   Significant Factors Impacting the Market for Ready-Mixed Concrete

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

     .   flowable fill for backfill applications;

     . continuous-slab rail-support systems for rapid transit and heavy-traffic rail lines; and

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

OUR BUSINESS STRATEGY

     Our objective is to continue expanding the geographic scope of our operations and become the leading value-added provider of ready-mixed concrete and related products and services in each of our markets. We plan to achieve this objective by (1) continuing to make acquisitions on a selective basis and
(2) continuing to implement our national operating strategy aimed at increasing revenue growth and market share, achieving cost efficiencies and enhancing profitability.

     Growth Through Acquisitions. The significant costs and regulatory requirements involved in building new plants make acquisitions an important element of our growth strategy. Our acquisition program targets opportunities for (1) expansion in our existing markets and (2) entering new geographic markets in the United States.

     . Expanding in Existing Markets. We seek to continue acquiring other well-established companies operating in our existing markets in order to expand our market penetration. We have acquired operating companies in Northern California, Michigan, North Texas, Memphis, Tennessee/Northern Mississippi, Northern New Jersey/Southern New York, Knoxville, Tennessee and the Washington, D.C. area following our initial entry into these markets. By expanding in existing markets through acquisitions, we expect to continue realizing various operating synergies, including:

         .    increased market coverage;

         . improved utilization and range of mixer trucks because of access to additional plants;

         .    customer cross-selling opportunities; and

         .    reduced operating and overhead costs.

     . Entering New Geographic Markets. We seek to continue entering new geographic markets that have a balanced mix of residential, commercial, industrial and public sector concrete consumption and have demonstrated adequate sustainable demand and prospects for growth. In each new market we enter, we target for acquisition one or more leading local or regional companies that can serve as platform businesses into which we can consolidate other operations. Important criteria for these acquisition candidates include historically successful operating results, established customer relationships and superior operational management personnel, whom we generally will seek to retain. Since our formation in May 1999 and through March 25, 2003, we have entered into new geographic markets in: San Diego, California; North Texas/Southwest Oklahoma; Memphis, Tennessee/Northern Mississippi; Knoxville, Tennessee; Phoenix, Arizona; Delaware; and Michigan.

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

     We have formed strategic alliances with several national specialty chemical product and engineering software companies to provide alternative concrete solutions for designers and contractors using value-added products. Through these alliances, we can offer color conditioned, fiber reinforced and high performance concretes, as well as advanced software technology that can be utilized to design buildings constructed of reinforced concrete. We believe the design software provides opportunities to expand uses of structural concrete in office and institutional buildings to better compete with structural steel. With each of these initiatives, we are seeking to enhance our product offering, capabilities and services, penetrate new market segments, increase market demand for our products and provide economical solutions to our customers. We train our sales professionals in the application of these technologies and intend to expand our promotion of these advanced technologies as we seek to advance concrete as the preferred building material of choice.

     . Achieving Cost Efficiencies. We strive over time to reduce operating expenses of the businesses we acquire. We believe that, as we continue to increase in size on both a local market and national level, we should experience cost savings in such areas as:

         .    materials through procurement and optimized mix design;

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

     Pre-Cast Concrete. We produce pre-cast concrete products at five of our Northern California plants, at one of our Delaware plants, at our San Diego, California plant and at our Phoenix, Arizona plant. Our pre-cast concrete products consist of ready-mixed concrete we produce and then pour into molds at our plant sites. These operations produce a wide variety of specialized finished products, including specialty engineered structures, custom signage, manholes, catch basins, highway barriers and curb inlets. After the concrete sets, we strip the molds from the products and ship the finished product to our customers. Because these products are not perishable, pre-cast concrete plants can serve a much larger market than ready-mixed concrete plants. Our pre-cast operations in Northern California and Delaware are located near our ready-mixed concrete operations.

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

     Aggregates. We produce crushed stone aggregates from our granite quarry site located in Hamburg, New Jersey. We sell these aggregates for use in commercial, residential and public works projects primarily in Northern New Jersey and Orange County, New York. Production at this site during 2002 was approximately 1.2 million tons of aggregates, and we estimate the quarry has approximately 45 million tons of remaining mineral reserves. We acquired this quarry in January 2002 principally to expand our market presence in Northern New Jersey and to provide crushed stone aggregates to third party customers as well as our existing ready-mixed concrete operations in that market.

OPERATIONS

     The businesses we have acquired have made substantial capital investments in equipment, systems and personnel to facilitate continuous multi-customer deliveries of highly perishable products. In any given market, we may maintain a number of plants whose production we centrally coordinate to meet customer production requirements. We must be able to adapt constantly to continually changing delivery schedules.

     Our ready-mixed concrete plants consist of permanent and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our mobile-plant operations deploy our seven mobile-plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck. Several factors govern the choice of plant type, including:

     .   capital availability;

     .   production consistency requirements;

     .   daily production capacity requirements; and

     .   job-site location.

     A wet batch plant generally costs more, but yields greater consistency in the concrete produced and has greater daily production capacity, than a dry batch plant. We believe that a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million. At March 25, 2003, we operated 14 wet batch plants and 75 dry batch plants.

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

     Mixer trucks slowly rotate their loads on route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of 10 cubic yards, or approximately 20 tons, and a useful life of 12 years. Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to nine years. A new truck of this size currently costs approximately $130,000. At March 25, 2003, we operated a fleet of approximately 944 mixer trucks.

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

CUSTOMERS

     Of our 2002 sales, we made approximately 37% to commercial and industrial construction contractors, approximately 41% to residential construction contractors, approximately 13% to street and highway construction contractors and approximately 9% to other public works and infrastructure contractors. In 2002, no single customer or project accounted for more than 4% of our total sales.

     We rely heavily on repeat customers. Our management and dedicated sales personnel are responsible for developing and maintaining successful long-term relationships with key customers. We believe that by expanding our operations into more geographic markets, we will be in a better position to market to and service large nationwide and regional contractors.

TRAINING AND SAFETY

     Our future success will depend, in part, on the extent to which we can attract, retain and motivate qualified employees. We believe that our ability to do so will depend on the quality of our recruiting, training, compensation and benefits, the opportunities we afford for advancement and our safety record. Historically, we have supported and funded continuing education programs for our employees. We intend to continue and expand these programs. We require all field employees to attend periodic safety training meetings and all drivers to participate in training seminars. The responsibilities of our national safety director include managing and executing a unified, company-wide safety program.

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

EMPLOYEES

     As of March 25, 2003, we had approximately 429 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 1,539 hourly personnel, including truck drivers, we generally employ on an as-needed basis. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

     As of March 25, 2003, approximately 844 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis. Under these agreements, we pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

     None of the businesses we have acquired has experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are satisfactory.

FACILITIES AND EQUIPMENT

     As of March 25, 2003, we operated a fleet of approximately 944 owned and leased mixer trucks and 596 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and adequate for our operations. The average age of the mixer trucks is approximately 6.1 years.

     The table below summarizes the operations at our facilities at March 25, 2003. We believe that these facilities are sufficient for our immediate needs. The ready-mixed volumes in the table represent the 2002 volumes produced by each location.

                                                                                                         READY-MIXED
                                                                                                           CONCRETE
                                        READY-MIXED CONCRETE PLANTS                                         VOLUME
                                   -------------------------------------                                (IN THOUSANDS
                                                                             PRE-CAST       BLOCK          OF CUBIC
      LOCATIONS:                     FIXED       PORTABLE       TOTAL         PLANTS        PLANTS          YARDS)
      ----------                   ---------     ---------     ---------     --------     ---------     --------------

      Northern California.....            20             2            22            5            --              1,931
      Atlantic Region.........            26             2            28            1             2              1,412
      North Texas/Southwest
        Oklahoma..............            15             3            18           --            --                813
      Michigan................            13            --            13           --             1                854
      Tennessee/Northern
        Mississippi...........            15            --            15           --            --                412
      Southern California
        Arizona...............            --            --            --            2            --                 --
                                   ---------     ---------     ---------     --------     ---------     --------------
                                          89             7            96            8             3              5,422
                                   =========     =========     =========     ========     =========     ==============

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

     Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. These laws are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also may expose us to liability for the conduct of or conditions caused by others, or for acts that complied with all applicable laws when performed. We have conducted Phase I investigations to assess environmental conditions on substantially all the real properties we own or lease and have engaged independent environmental consulting firms in that connection. We have not identified any environmental concerns we believe are likely to have a material adverse effect on our business, financial position, results of operations or cash flows, but you have no assurance material liabilities will not occur. You also have no assurance our compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures. OSHA regulations establish requirements our training programs must meet.

     We have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2002. We currently do not anticipate any material adverse effect on our business, financial position, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

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

AVAILABLE INFORMATION

     Our website address is www.us-concrete.com. We make available on this website under "Investor Relations-Financial Information-Publications," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

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

     . sustained adverse weather conditions that delay or adversely affect our ability to deliver concrete or the construction projects of our customers;

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

ITEM 3. LEGAL PROCEEDINGS

     Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in California Superior Court in San Mateo County, against our subsidiary, Central Concrete Supply Co., Inc., and us that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that we breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 80 years. Central and we each filed an answer and cross-complaint in August 2000, seeking (1) declaratory relief for a determination that Bay-Crete is not entitled to use the contract and (2) damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of the United States Bankruptcy Court for the Northern District of California, San Francisco Division. We withdrew our cross-complaint in September 2002 for procedural reasons. Central's cross-compliant is still pending. Central and we believe we have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit. The trial date is set for May 2003.

     From time to time, and currently, we are subject to various other claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.

     We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries (including the dispute with Bay-Crete we describe above) will not have a material adverse effect on our business, financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot assure you that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our results of operations for the fiscal period in which that resolution occurs. We expect in the future we will from time to time be a party to litigation or administrative proceedings that arise in the normal course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "RMIX." As of March 25, 2003, 28,042,573 shares of our common stock were outstanding, held by approximately 928 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

     The last reported bid price for our common stock on the Nasdaq National Market on March 25, 2003 was $4.42 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

                                           2002                   2001
                                  ---------------------  ----------------------
                                     High        Low        High         Low
                                  ----------  ---------  ----------  ----------
     First Quarter...........     $     7.29  $    6.15  $     9.13  $     6.13
     Second Quarter..........           7.08       5.49        9.25        7.17
     Third Quarter...........           6.72       4.39        8.51        6.65
     Fourth Quarter..........           5.80       4.20        7.45        5.73

     We have not paid or declared any dividends since our formation and currently intend to retain earnings to fund our working capital. Information concerning restrictions on the payment of cash dividends is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" in Item 7 of this report and Note 9 to our Consolidated Financial Statements in Item 8 of this report.

     The following table summarizes as of December 31, 2002, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans:

                                                                                                      NUMBER OF SECURITIES
                                                                                                       REMAINING AVAILABLE
                                                             NUMBER OF                                 FOR FUTURE ISSUANCE
                                                         SECURITIES TO BE           WEIGHTED              UNDER EQUITY
                                                            ISSUED UPON             AVERAGE            COMPENSATION PLANS
                                                            EXERCISE OF          EXERCISE PRICE            (EXCLUDING
                                                            OUTSTANDING          OF OUTSTANDING       SECURITIES REFLECTED
                                                           STOCK OPTIONS         STOCK OPTIONS           IN COLUMN (A))
PLAN CATEGORY                                                   (A)                   (B)                      (C)
----------------------------------------------------     -----------------      -----------------     ---------------------
Equity compensation plans approved by
 security holders (1).............................               2,947,491      $            7.44                 1,106,151
Equity compensation plans not approved by
 security holders (2)(3)..........................               1,147,252      $            6.65                   203,962
                                                         -----------------                            ---------------------
Total.............................................               4,094,743                                        1,310,113
                                                         =================                            =====================

(1) The number of shares of common stock available for issuance under our 1999 Incentive Plan at any time is 15% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding quarter.

(2) The number of shares of common stock available for issuance under our 2001 Employee Incentive Plan at any time is 5% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding quarter.

(3) Our board adopted the U.S. Concrete, Inc. 2001 Employee Incentive Plan in February 2001. The purpose of this plan is to attract, retain and motivate employees of and consultants to U.S. Concrete, to encourage a sense of propriety of those persons in our company and to stimulate an active interest of those persons in the development and financial success of our company. Awards may be made to any employee of U.S. Concrete and to any consultant to U.S. Concrete. The plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other long-term incentive awards. No officers or directors of U.S. Concrete are eligible to participate in the plan.

ITEM 6. SELECTED FINANCIAL DATA

     We acquired one business in 2002, seven businesses in 2001, six businesses in 2000 and 14 businesses in 1999 (including our initial six acquisitions), all of which we have accounted for under the purchase method of accounting (see Note 4 to our Consolidated Financial Statements in Item 8 of this report). Our financial statements present Central Concrete Supply Co., Inc., one of our initial six acquisitions, as the acquirer of the other businesses and U.S. Concrete. The following historical financial information is of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date. The historical financial information for Central as of December 31, 1998, and for the year ended December 31, 1998, derives from the audited financial statements of Central.

     The consolidated financial statements for 1998 through 2001 were audited by Arthur Andersen LLP ("Arthur Andersen"), which has ceased operations. A copy of the auditor's report previously issued by Arthur Andersen on our financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in this report. Arthur Andersen did not reissue its report.

                                                                             YEAR ENDED DECEMBER 31
                                                     ----------------------------------------------------------------------
                                                        2002           2001           2000           1999           1998
                                                     ----------     ----------     ----------     ----------     ----------
                                                                    (in thousands, except per share amounts)
STATEMENT OF OPERATIONS INFORMATION:
   Sales.........................................    $  503,314     $  493,591     $  394,636     $  167,912     $   66,499
   Cost of goods sold............................       404,376        396,769        314,297        135,195         53,974
                                                     ----------     ----------     ----------     ----------     ----------
     Gross profit................................        98,938         96,822         80,339         32,717         12,525
   Selling, general and administrative expenses..        47,254         44,933         27,741          9,491          4,712
   Special compensation charges..................            --          2,124             --          2,880             --
   Restructuring and impairments.................        28,440             --             --             --             --
   Depreciation, depletion and amortization......        10,734         13,828         11,212          3,453            930
                                                     ----------     ----------     ----------     ----------     ----------
     Income from operations......................        12,510         35,937         41,386         16,893          6,883
   Interest expense, net.........................        17,127         19,386         14,095          1,708            165
   Other income, net.............................         1,187            652          1,319            663             36
                                                     ----------     ----------     ----------     ----------     ----------
     Income (loss) before income tax provision...        (3,430)        17,203         28,610         15,848          6,754
   Income tax provision..........................           608          7,658         11,750          7,658            100
                                                     ----------     ----------     ----------     ----------     ----------
     Income (loss) before cumulative effect of
       accounting change.........................        (4,038)         9,545         16,860          8,190          6,654
   Cumulative effect of accounting change........       (24,328)            --             --             --             --
                                                     ----------     ----------     ----------     ----------     ----------
     Net income (loss)...........................    $  (28,366)    $    9,545     $   16,860     $    8,190     $    6,654
                                                     ==========     ==========     ==========     ==========     ==========

EARNINGS PER SHARE:
   Basic and diluted income (loss) per share
    before cumulative effect of accounting
    change.......................................    $    (0.15)    $     0.39     $     0.78     $     0.70     $     2.13
   Cumulative effect of accounting change........         (0.91)            --             --             --            --
                                                     ----------     ----------     ----------     ----------     ----------
   Basic and diluted income (loss) per share.....    $    (1.06)    $     0.39     $     0.78     $     0.70     $     2.13
                                                     ==========     ==========     ==========     ==========     ==========

BALANCE SHEET INFORMATION:
   Working capital...............................    $   47,058     $   46,941     $   43,185     $   14,578     $    7,431
   Total assets..................................       378,362        430,836        357,490        212,734         26,640
   Long-term debt, including current maturities..       161,808        163,775        157,134         57,375          3,530
   Total stockholders' equity....................       161,845        188,315        150,555        110,793         15,154

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical facts, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading "Cautionary Statement Concerning Forward-Looking Statements" following Items 1 and 2 of Part I of this report and under the heading "Factors That May Affect Our Future Operating Results" below.

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

     Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products in various formulations. We obtain most of these materials from third parties and generally have only one day's supply at each of our concrete plants. Our cost of goods sold also includes labor costs and the operating, maintenance and rental expenses we incur in operating our concrete plants and mixer trucks and other vehicles.

     Our selling expenses include the salary and incentive compensation we pay our sales force, the salaries and incentive compensation of our sales managers and travel, entertainment and other promotional expenses. Our general and administrative expenses include the salaries and benefits we pay to our executive officers, the senior managers of our local and regional operations and administrative staff. These expenses also include office rent and utilities, communications expenses and professional fees.

     We purchased one business in 2002, seven businesses in 2001, six businesses in 2000 and 14 businesses in 1999, all of which we have accounted for in accordance with the purchase method of accounting.

FACTORS THAT MAY AFFECT OUR FUTURE OPERATING RESULTS

     Reflecting the levels of construction activity, the demand for ready-mixed concrete is highly seasonal. Results of any individual quarter are not necessarily indicative of results to be expected for the year due principally to the effects that seasonal changes and other weather-related conditions can have on construction activity, as a result, on our sales and earnings. Normally, we attain the highest sales and earnings in the second and third quarters and the lowest sales and earnings in the first quarter.

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

     .   sustained adverse weather conditions;

     .   the availability of short- and long-term financing;

     .   inflation;

     .   consumer spending habits; and

     .   employment levels.

     The construction industry can exhibit substantial variations in activity across the country as a result of these factors impacting regional and local economies differently.

     Markets for ready-mixed concrete generally are local. Our results of operations are susceptible to swings in the level of construction activity that may occur in our markets.

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

     We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. On the basis of our experience and the information currently available, our management believes these claims will not have a material impact on our consolidated financial position, results of operations or cash flows. Despite compliance and experience, it is possible that we could be held liable for future charges that might be material, but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures. We reserved $300,000 for remediation costs in connection with the aggregates business we acquired in 2002. We currently do not expect the costs of that remediation to exceed that amount.

RESULTS OF OPERATIONS

     The following table sets forth selected historical statement of operations information and that information as a percentage of sales for the years indicated. Except as noted below, our acquisitions in 2002 and 2001 primarily account for the changes in 2002 from 2001, and our acquisitions in 2001 primarily account for the changes in 2001 from 2000.

                                                                       YEAR ENDED DECEMBER 31
                                          ----------------------------------------------------------------------------------
                                                    2002                         2001                        2000
                                          -------------------------    -------------------------    ------------------------
                                                                        (dollars in thousands)
Sales.................................    $  503,314          100.0%   $  493,591          100.0%   $  394,636         100.0%
Cost of goods sold....................       404,376           80.3       396,769           80.4       314,297          79.6
                                          ----------     ----------    ----------     ----------    ----------     ---------
     Gross profit.....................        98,938           19.7        96,822           19.6        80,339          20.4
Selling, general and administrative
 expenses.............................        47,254            9.4        44,933            9.1        27,741           7.0
Special compensation charge...........            --             --         2,124            0.4            --            --
Restructuring and impairments.........        28,440            5.7            --             --            --            --
Depreciation, depletion and
 amortization.........................        10,734            2.1        13,828            2.8        11,212           2.9
                                          ----------     ----------    ----------     ----------    ----------     ---------
     Income from operations...........        12,510            2.5        35,937            7.3        41,386          10.5
Interest expense, net.................        17,127            3.4        19,386            3.9        14,095           3.6
Other income, net.....................         1,187            0.2           652            0.1         1,319           0.4
                                          ----------     ----------    ----------     ----------    ----------     ---------
     Income (loss) before income tax
      provision.......................        (3,430)          (0.7)       17,203            3.5        28,610           7.3
Income tax provision..................           608            0.1         7,658            1.6        11,750           3.0
                                          ----------     ----------    ----------     ----------    ----------     ---------
     Income (loss) before cumulative
      effect of accounting change.....        (4,038)          (0.8)        9,545            1.9        16,860           4.3
Cumulative effect of accounting
 change...............................       (24,328)          (4.8)           --             --            --            --
                                          ----------     ----------    ----------     ----------    ----------     ---------
     Net income (loss)................    $  (28,366)          (5.6)%  $    9,545            1.9%   $   16,860           4.3%
                                          ==========     ==========    ==========     ==========    ==========     =========

2002 COMPARED TO 2001

Sales. Sales increased $9.7 million, or 2.0%, from $493.6 million in 2001 to $503.3 million in 2002. The increase is attributable to a full year of revenues associated with businesses we acquired in 2001 and revenues of $9.5 million associated with the aggregates business we acquired in the first quarter of 2002 and a modest 0.4% average ready-mixed concrete price increase. Partially offsetting these increases was a 6.8% decrease in volumes of ready-mixed concrete we sold.

Gross profit. Gross profit increased $2.1 million, or 2.2%, from $96.8 million in 2001 to $98.9 million in 2002. Gross margins increased from 19.6% in 2001 to 19.7% in 2002. These increases are attributable to gross profit of $4.2 million associated with the aggregates business acquired in 2002. In 2002, the lower volumes of ready-mixed concrete depressed gross profit and margin.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.3 million, or 5.2%, from $44.9 million in 2001 to $47.2 million in 2002. In 2001, charges totaling $2.8 million relating to the settlement of litigation with Del Webb California Corp. and its parent company, Del Webb Corporation, increased our selling, general and administrative expenses. If these litigation charges were removed from 2001 expenses, selling, general and administrative expenses for 2002 would have increased $5.1 million from 2001. The increase in selling, general and administrative expenses was attributable to the inclusion of a full year of costs associated with businesses we acquired in 2001 and selling expenses incurred by the aggregate business we acquired in the first quarter of 2002, increased communication costs in some of our markets, increased professional fees, higher sales compensation costs, higher advertising and travel costs and higher incentive compensation expense.

Special compensation charge. In 2001, we granted additional compensation to members of our management team and some of our key employees in recognition of the overall contribution made by those employees to our various 2001 capital-raising initiatives. This special award was in addition to our recurring annual incentive compensation program.

Restructuring and impairments. In 2002, we recorded an impairment charge of $25.6 million for goodwill impairments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible

Assets," related to two reporting units in our North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi markets. We also recorded charges totaling $2.8 million related to severance for one employee, lease terminations, other exit costs and asset impairments that were primarily associated with the realignment of our business in the North Texas market. For additional information, see Note 6 to our Consolidated Financial Statements in Item 8 of this report.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $3.1 million, or 22.4%, from $13.8 million in 2001 to $10.7 million in 2002. In 2002, goodwill was not amortized due to the adoption of SFAS No. 142. If goodwill amortization was removed from 2001 expenses, depreciation, depletion and amortization expense for 2002 would have increased by $2.3 million, as a result of fewer additions to property and equipment under operating leases and additional depreciation of property, plant and equipment associated with businesses we acquired in 2001 and 2002, as well as depletion of mineral deposits in the aggregates business we acquired in 2002.

Interest expense, net. Interest expense, net, decreased $2.3 million, or 11.7%, from $19.4 million in 2001 to $17.1 million in 2002. This decrease was attributable to a lower average interest rate, partially offset by a higher average balance, under our secured revolving credit facility during 2002. As of December 31, 2002, we had borrowings totaling $66.7 million outstanding under our credit facility at a weighted average interest cost of 4.3% per annum. As of December 31, 2002, we had borrowings totaling $161.8 million outstanding at a weighted average annual interest rate of 8.8%. As of December 31, 2001, we had borrowings totaling $163.8 million outstanding at a weighted average annual interest rate of 9.1%.

Other income, net. Other income, net, increased $0.5 million, or 82.1%, from $0.7 million in 2001 to $1.2 million in 2002. This increase was attributable to a gain we realized in 2002 on the sale of certain FCC licenses in our Northern California market.

Income tax provision. We provided for income taxes of $0.6 million in 2002, a decrease of $7.1 million from our provision in 2001. The decrease in income taxes is principally the result of lower taxable income generated by our operations during 2002. The effective tax rate was 17.7% for 2002 and 44.5% for 2001. The change in this rate was due to the operating loss, nondeductible items relating to goodwill impairments (see "Restructuring and impairments" above for discussion) and state income taxes. For additional information, see Note 11 to our Consolidated Financial Statements in Item 8 of this report.

Cumulative effect of accounting change. The 2002 net loss includes a cumulative effect of accounting change, net of tax, as a result of our adoption of SFAS No.
142. Under SFAS No. 142, we recorded a transitional goodwill impairment charge of $24.3 million, net of tax, effective January 1, 2002. This impairment charge was attributable to two reporting units, our divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi. Local market and economic conditions have affected the value of acquisitions made in North Texas (in 2000 and 2001) and Memphis, Tennessee/Northern Mississippi (in 1999). For additional information, see Note 3 to our Consolidated Financial Statements in Item 8 of this report.

2001 COMPARED TO 2000

Sales. Sales increased $99.0 million, or 25.1%, from $394.6 million in 2000 to $493.6 million in 2001. The increase was primarily attributable to revenues associated with companies we acquired since 2000 and a 4.9% average ready-mixed concrete price increase. Partially offsetting these increases was a 3.2% decrease in volumes of ready-mixed concrete.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased $17.2 million, or 62.0%, from $27.7 million in 2000 to $44.9 million in 2001. The increase in selling, general and administrative expenses as a percentage of sales is primarily attributable to management additions in some of our markets and a pretax charge of $2.2 million we recorded in the third quarter of 2001 to settle the Del Webb litigation and a $0.6 million pretax charge in the second quarter of 2001 to reserve a portion of our accounts receivable related to the Del Webb project. Final effectiveness and payment of the settlement occurred in December 2001.

Special charge. In 2001, we granted additional compensation to members of our management team and some of our key employees in recognition of the overall contribution made by those employees to our various 2001 capital-raising initiatives.

This special award was in addition to our recurring annual incentive compensation program. For additional information, see Note 5 to our Consolidated Financial Statements in Item 8 of this report.

Depreciation and amortization. Depreciation and amortization expense increased $2.6 million, or 23.3%, from $11.2 million in 2000 to $13.8 million in 2001. This increase includes amortization of the goodwill attributable to our acquisition activity. At December 31, 2001, the annualized amount of this noncash expense was $5.8 million.

Interest expense, net. Interest expense, net, increased $5.3 million, or 37.5%, from $14.1 million in 2000 to $19.4 million in 2001. This increase was attributable to borrowings we made to pay the cash portion of the purchase prices for our acquisitions and the issuance of $95 million of 12.00% senior subordinated notes in November 2000. At December 31, 2001, we had outstanding borrowings totaling $163.8 million, at a weighted average interest cost of 9.1% per annum. Based on this weighted average interest rate, the impact of the senior subordinated notes on interest expense is an increase of $6.6 million, or $0.15 per share, on an annualized after-tax basis.

Other income, net. Other income, net, decreased $0.7 million, or 50.6%, from $1.3 million in 2000 to $0.6 million in 2001. This decrease is attributable to gains realized in 2000 on the sale of a customer contract, a gain from the involuntary conversion of property and other items of income that were not replicated in 2001.

Income tax provision. We provided for income taxes of $7.7 million in 2001, a decrease of $4.1 million from our provision in 2000. The decrease in income taxes is principally the result of lower taxable income our operations generated during 2001. Additionally, the effective tax rate increased from 41.1% to 44.5% due to the effect of the non-deductible portion of our goodwill amortization on our lower taxable income. For additional information, see Note 11 to our Consolidated Financial Statements in Item 8 of this report.

LIQUIDITY AND CAPITAL RESOURCES

     The following key financial measurements reflect our financial position and capital resources at December 31, 2002, 2001 and 2000 (dollars in thousands):

                                                                  2002             2001            2000
                                                              ------------    -------------    ------------
                  Cash and cash equivalents...............    $      4,685    $       7,127    $        711
                  Working capital.........................    $     47,058    $      46,941    $     43,185
                  Total debt..............................    $    161,808    $     163,775    $    157,134
                  Debt as a percent of capital employed...            50.0%            46.5%           50.0%

     In 2002, we decreased our debt by $19.0 million, after including the impact associated with $17.1 million cash consideration funded by our secured credit facility at the beginning of the year. That reduction in debt was a result of our strong cash flows from operating activities, which generated $34.9 million, a primary source of our liquidity during the past two years.

   Cash Flow

     Cash provided by operations was $34.9 million in 2002, as compared to $44.9 million in 2001, and $9.6 million in 2000. These cash flows were primarily derived from net income (loss) before deduction of certain noncash charges for depreciation, depletion, amortization and impairments of properties and goodwill. Depreciation, depletion, amortization and impairments for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                                              2002             2001             2000
                                                                          -------------    -------------    -------------
     Depreciation, depletion and amortization........................     $      10,734    $      13,828    $      11,212
     Impairments.....................................................            28,100               --               --
     Impairments - cumulative effect of accounting change............            24,328               --               --
                                                                          -------------    -------------    -------------
        Total........................................................     $      63,162    $      13,828    $      11,212
                                                                          =============    =============    =============

     Changes in working capital for 2002 included decreases in accounts receivable and accounts payable and increases in inventory levels from lower sales volume, particularly in the fourth quarter, as compared with the prior-year period. The 2001 working capital changes included increases in accounts payable and a reduction in receivables from cash management improvements, which were partially offset by increases in other current assets. Other assets and liabilities, net, include changes to both current and noncurrent balance sheet accounts.

     Net cash used for investing activities was $36.4 million in 2002, a decrease of $22.0 million from $58.4 million in 2001. Of that amount, we used, net of cash acquired, $17.1 million for the purchase of one business, compared with $47.1 million in 2001 used for the purchase of seven businesses, and $95.0 million in 2000 used for the purchase of six businesses. Additions to property, plant and equipment, excluding effects of acquisitions, were $18.0 million in 2002, compared with $10.9 million and $8.2 million in 2001 and 2000, respectively. The increase for 2002 in those capital expenditures was attributable primarily to fewer additions to property and equipment under operating leases, a full year of expenditures associated with businesses we acquired in 2001 and expenditures in the aggregates business we acquired in the first quarter of 2002. We expect our 2003 expenditures for property, plant and equipment, exclusive of acquisitions and property and equipment acquired under operating leases, to be approximately $15 million and depreciation, depletion and amortization to be approximately $11.5 million.

     We used approximately $0.9 million of cash for financing activities during 2002, compared with $19.9 million and $94.8 million of cash provided by financing activities in 2001 and 2000, respectively. We repaid net indebtedness of $2.0 million in 2002, compared with incurrences of net indebtedness of $6.5 million and $99.8 million in 2001 and 2000, respectively. We paid debt issue costs of $0.2 million, $1.6 million and $5.3 million in 2002, 2001 and 2000, respectively. In 2002, we issued stock to employees, providing $1.2 million in cash. Cash provided by issuance of common stock, net, was $15.0 million and $0.3 million in 2001 and 2000, respectively.

   Capital Resources

     On August 31, 2001, we amended and restated our secured revolving credit facility. The terms of the facility are substantially unchanged, except that we extended the maturity of the facility from May 2002 to May 2004 and reduced the size of the facility from $200 million to $188 million. On June 12, 2002, the size of the facility increased to $200 million with the addition of a new lender. We had approximately $66.7 million of outstanding borrowings under our credit facility at December 31, 2002. Our borrowing capacity under the facility varies from time to time depending on our satisfaction of several financial tests. We may use the facility for the following purposes:

     .   financing acquisitions and internal expansion of our operations;
     .   working capital; and
     .   general corporate purposes.

     Our subsidiaries have fully and unconditionally guaranteed the repayment of all amounts owing under the facility, and we collateralized the facility with the capital stock and assets of our subsidiaries on a joint and several basis. The facility:

     .   requires the consent of the lenders for acquisitions;
     .   prohibits the payment of cash dividends on our common stock;
     .   limits our ability to incur additional indebtedness; and
     .   requires us to comply with financial covenants.

     Our failure to comply with these covenants and restrictions would constitute an event of default under the facility. At December 31, 2002, we were in compliance with these covenants. Based on our expected results for the first quarter of 2003 and the severe weather in that period, we may not remain in compliance in the first half of 2003. We are currently seeking to avoid any potential covenant violations through an amendment of our secured revolving credit facility as well as a similar amendment under the documents relating to our senior subordinated notes. We expect to finalize these amendments prior to the occurrence of any potential covenant violation.

     Our availability under the facility is tied to various affirmative and negative financial covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness, lender consent for acquisitions and a prohibition of cash dividends on our common stock. At December 31, 2002, we had approximately $133.3 million of remaining capacity under this facility, of which we could borrow approximately $15.4 million based on our leverage ratio at that date. Our ability to borrow additional amounts would increase to the extent that we use the facility to fund the acquisition of additional businesses with positive cash flow.

     On November 10, 2000, we issued and sold to institutional investors in a private placement $95 million aggregate principal amount of our 12.00% senior subordinated notes due November 10, 2010. These notes:

     . are mandatorily repayable in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010;
     . are subordinated in right of payment to the indebtedness outstanding under the credit facility;

     .   are guaranteed by our subsidiaries; and
     . require us to comply with covenants generally consistent with those required under the credit facility.

     We used the net proceeds from our sale of the notes to reduce amounts outstanding under our credit facility.

     Our management believes, on the basis of current expectations, that our internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund our operations, capital requirements and debt service payments for at least the next 12 months. However, our ability to maintain existing credit facilities can be impacted by economic conditions outside of our control.

     The continuation of our growth strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities, including convertible securities, and borrowings under our credit facility. Using debt to complete acquisitions could substantially limit our operational and financial flexibility. The extent to which we will be able or willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. If we are unable to obtain additional capital on acceptable terms, we may be unable to grow through significant acquisitions.

     We cannot accurately predict the timing, size and success of our acquisition efforts or our associated potential capital commitments.

OTHER COMMITMENTS

     As is common in our industry, we have entered into off-balance sheet arrangements in the ordinary course of business that result in risks our balance sheet does not directly reflect. Our significant off-balance sheet transactions are liabilities associated with noncancellable operating leases and letter of credit obligations.

     We enter into noncancellable operating leases for many of our facility, vehicle and equipment needs. These leases allow us to conserve up-front cash requirements by paying a monthly lease rental fee for use of the facilities, vehicles and equipment rather than purchasing them. At the end of the lease, we have no further obligation to the lessor. We may decide to cancel or terminate a lease before the end of its term, in which event we typically would be liable to the lessor for the remaining lease payments under the term of the lease.

     Our long-term commitments for debt and minimum lease commitments for all noncancellable operating leases as of December 31, 2002 are as follows (in thousands):

                                                OPERATING
                                 DEBT             LEASE
                             OBLIGATIONS       OBLIGATIONS          TOTAL
                            --------------    --------------    --------------
      2003.............     $           56    $        9,747    $        9,803
      2004.............             80,324             7,638            87,962
      2005.............             13,571             5,728            19,299
      2006.............             13,571             4,762            18,333
      2007.............             13,571             3,424            16,995
      Thereafter.......             40,715             2,733            43,448
                            --------------    --------------    --------------
         Total.........     $      161,808    $       34,032    $      195,840
                            ==============    ==============    ==============

     We did not have any letters of credit outstanding under our facility at December 31, 2001. In March 2002, we issued a $50,000 letter of credit to a municipality in New Jersey in connection with our obligation to perform reclamation services on the closure of an aggregates quarry operation that we purchased in January 2002. We have accrued the estimated cost of reclamation over the life of the mineral deposits based on the number of tons mined in relation to total estimated tons of reserves. We currently estimate this life to be approximately 45 years.

     In the normal course of business, we are currently contingently liable for performance under $22.4 million in performance bonds that various states and municipalities have required. The bonds are principally related to construction contracts, reclamation obligations and mining permits. Three of these bonds totaling $11.7 million, or 52% of all outstanding performance bonds, relate to specific performance for airport construction projects. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these bonds.

     In connection with one business we acquired in 2001, we entered into a contingent consideration arrangement with former owners of that business. At December 31, 2002, we estimated no contingent consideration would be payable. We currently estimate the contingent consideration will consist of common stock valued at $368,000 and $552,000 in cash. Any contingent consideration, when accrued, will increase the amount of goodwill related to that acquisition.

     In January 2002, we entered into an underwriting agreement that allows us to issue up to 1.8 million shares of our common stock through an underwriter over a two-year period. If we do not use this arrangement to raise an aggregate of $2 million or more, we will be required to pay the underwriter up to $100,000 in stand-by fees. The stand-by fees will be equal to 5% of the difference between the $2 million and the amount raised under this arrangement. At our option, we may pay the stand-by fees in cash or in shares of our common stock.

RELATED-PARTY TRANSACTIONS

     We enter into transactions in the normal course of business with related parties. These transactions consist principally of operating leases under which we lease facilities from former owners of our acquired businesses or their affiliates and include transactions with some of our officers and directors or their affiliates. See Note 12 to our Consolidated Financial Statements in Item 8 of this report for a description of those transactions.

CRITICAL ACCOUNTING POLICIES

     We have identified our critical accounting policies based on the significance of the accounting policy to our overall financial statement presentation, as well as the complexity of the accounting policy and its use of estimates and subjective assessments. We have concluded that our critical accounting policies are the use of estimates in the recording of allowances for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income tax provision and the valuation and useful lives of property, plant and equipment. See Note 2 to our Consolidated Financial Statements in Item 8 of this report for a summary of our accounting policies, including the policies we discuss below.

   Allowance for Doubtful Accounts

     We provide an allowance for accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that we write off our books decrease the allowance. We determine the amount of bad debt expense we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our bad debt exposure.

   Goodwill

     Effective January 1, 2002, we adopted SFAS No. 142. As result and from that date, we no longer amortize goodwill. Our goodwill amortization was $5.4 million in 2001. At December 31, 2002, our total assets included $157.4 million of goodwill. SFAS No. 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If that fair value is less than its carrying value, we would record an impairment loss to the extent of that difference. We base the fair values of our reporting units on a combination of valuation approaches, including discounted cash flows, multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization and comparisons of recent transactions. The impairment tests we conducted in 2002 resulted in reductions of the carrying value of goodwill for the divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi. We reported the goodwill reductions as (1) a cumulative effect of a change in accounting principle effective January 1, 2002, which resulted in a transitional charge to earnings, net of tax, of $24.3 million and (2) an impairment charge to income from operations of $25.6 million in the fourth quarter of 2002, after we conducted an annual valuation test and determined that our divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi had experienced a further decline in value.

   Insurance Programs

     We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. Under our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including

   Insurance Programs

     We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. Under our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the estimated losses are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense.

   Income Taxes

     We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax basis of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.

   Property, Plant and Equipment, Net

     We state our property, plant and equipment at cost and use the straight-line method to compute depreciation of these assets over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from 6 to 12 years; and furniture and fixtures, from 3 to 10 years.

     We evaluate the recoverability of our property, equipment and intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to those assets. If the carrying value of the asset exceeds the future undiscounted cash flows, we record an impairment loss equal to the excess of the carrying value over the fair value. Actual useful lives and future cash flows could be different from those estimated by our management. These differences could have a material effect on our future operating results.

     In 2002, we recorded impairment charges totaling $2.5 million for equipment that was removed from service or held for disposal. We have included this charge as a component of the restructuring and impairment charges in our consolidated statements of operations. See Note 6 of our Consolidated Financial Statements in
Item 8 of this report.

     In 2002, there were no material changes to or in the application of our critical accounting policies presented in the 2001 10-K, except for the provisions in SFAS No. 142 related to goodwill. For further discussion on our accounting policies, see Note 2 to our Consolidated Financial Statements in Item 8 of this report.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of long-lived assets be recorded at fair value when incurred. SFAS No. 143 will be effective for us on January 1, 2003. We do not expect the adoption of SFAS No. 143 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for specified lease transactions. We do not expect the adoption of SFAS No. 145 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and will be effective for us on January 1, 2003. We do not expect the adoption of SFAS No. 146 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others," which clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require us to record certain guarantees that we issue or modify after December 31, 2002, including certain third-party guarantees, on the balance sheet initially at fair value. We will record liabilities for guarantees we issued on or before December 31, 2002 when and if payments become probable and estimable. We do not expect the adoption of FIN 45 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In November 2002, the Emerging Issues Task Force of the FASB (the "EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We do not expect the adoption of EITF Issue No. 00-21 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of our participation in variable interests entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. As we do not maintain any VIE, the adoption of FIN 46 will not have a material impact on our consolidated financial position, results of operations or cash flows.

INFLATION

     As a result of the relatively low levels of inflation during the past three years, inflation did not significantly affect our results of operations in any of those years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their aggregate fair value.

     Borrowings under our $200 million revolving credit facility expose us to certain market risks. Interest on amounts drawn under the revolving credit facility varies based on either the prime rate or one, two, three or six month Eurodollar rates. Based on the $66.7 million outstanding balance as of December 31, 2002, a one-percent change in the applicable rate would change the amount of interest paid by $0.7 million for 2003.

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

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               U.S. CONCRETE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Our Consolidated Financial Statements as of December 31, 2002 and for the year then ended together with related notes and the report of PricewaterhouseCoopers LLP are set forth herein.

     Our Consolidated Financial Statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 were audited by Arthur Andersen LLP ("Arthur Andersen"), which has ceased operations. A copy of Arthur Andersen's previously issued report on those financial statements is set forth herein. Arthur Andersen has not reissued that report.

                                                                                                             PAGE
                                                                                                             ----
U.S. CONCRETE, INC. AND SUBSIDIARIES

   Report of Independent Accountants - PricewaterhouseCoopers LLP.........................................     27

   Report of Independent Public Accountants - Arthur Andersen LLP.........................................     28

   Consolidated Balance Sheets at December 31, 2002 and 2001..............................................     29

   Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and  2000............     30

   Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002,
     2001 and 2000........................................................................................     31

   Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.............     32

   Notes to Consolidated Financial Statements.............................................................     33

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries (the "Company") at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company's consolidated financial statements as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revision described in Note 3 of the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 26, 2002.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

As discussed above, the Company's consolidated financial statements as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 3, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 and 2000 included in Note 3. In our opinion, the transitional disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
February 21, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ARTHUR ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN AND ARTHUR ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF U.S. CONCRETE, INC.'S REGISTRATION STATEMENTS.

AS DISCUSSED IN NOTE 3, U.S. CONCRETE, INC. HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND INTANGIBLE ASSETS." THE ARTHUR ANDERSEN REPORT DOES NOT EXTEND TO THOSE CHANGES. THE REVISIONS TO THE 2001 AND 2000 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Concrete, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc., a Delaware corporation, and subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001*. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2001 and 2000*, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 26, 2002

* U.S. Concrete's consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 are not required to be presented and are not included in this Form 10-K.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                   DECEMBER 31
                                                                                       -------------------------------------
                                                                                             2002                 2001
                                                                                       ----------------     ----------------
                                       ASSETS
Current assets:
   Cash and cash equivalents.......................................................    $          4,685     $          7,127
   Trade accounts receivable, net..................................................              59,224               72,326
   Inventories.....................................................................              21,044               16,499
   Deferred income taxes...........................................................               4,188                1,851
   Prepaid expenses and other current assets.......................................               9,715                7,444
                                                                                       ----------------     ----------------
       Total current assets........................................................              98,856              105,247
                                                                                       ----------------     ----------------
Property, plant and equipment, net.................................................             117,199              100,309
Goodwill, net......................................................................             157,364              219,868
Other assets.......................................................................               4,943                5,412
                                                                                       ----------------     ----------------
       Total assets................................................................    $        378,362     $        430,836
                                                                                       ================     ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt............................................    $             56     $             77
   Accounts payable and accrued liabilities........................................              51,742               58,229
                                                                                       ----------------     ----------------
       Total current liabilities...................................................              51,798               58,306
                                                                                       ----------------     ----------------
Long-term debt, net of current maturities..........................................             161,752              163,698
Other long-term obligations........................................................                 466                   --
Deferred income taxes..............................................................               2,501               20,517
                                                                                       ----------------     ----------------
       Total liabilities...........................................................             216,517              242,521
                                                                                       ----------------     ----------------

Commitments and contingencies (Note 14)

Stockholders' equity:
   Preferred stock, $0.001 value; 10,000,000 shares authorized; none issued and
    outstanding....................................................................                  --                   --
   Common stock, $0.001 value; 60,000,000 shares authorized; 27,024,286 and
    26,711,094 shares issued and outstanding in 2002 and 2001, respectively........                  27                   27
   Additional paid in capital......................................................             157,276              155,380
   Retained earnings...............................................................               4,542               32,908
                                                                                       ----------------     ----------------
       Total stockholders' equity..................................................             161,845              188,315
                                                                                       ----------------     ----------------
       Total liabilities and stockholders' equity..................................    $        378,362     $        430,836
                                                                                       ================     ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                       YEAR ENDED DECEMBER 31
                                                                          -------------------------------------------------
                                                                               2002              2001              2000
                                                                          --------------     -------------     ------------
Sales.................................................................    $      503,314     $     493,591     $    394,636
Cost of goods sold....................................................           404,376           396,769          314,297
                                                                          --------------     -------------     ------------
     Gross profit.....................................................            98,938            96,822           80,339
Selling, general and administrative expenses..........................            47,254            44,933           27,741
Special compensation charge...........................................                --             2,124               --
Restructuring and impairments.........................................            28,440                --               --
Depreciation, depletion and amortization..............................            10,734            13,828           11,212
                                                                          --------------     -------------     ------------
     Income from operations...........................................            12,510            35,937           41,386
Interest expense, net.................................................            17,127            19,386           14,095
Other income, net.....................................................             1,187               652            1,319
                                                                          --------------     -------------     ------------
     Income (loss) before income tax provision........................            (3,430)           17,203           28,610
Income tax provision..................................................               608             7,658           11,750
                                                                          --------------     -------------     ------------
     Income (loss) before cumulative effect of accounting change......            (4,038)            9,545           16,860
Cumulative effect of accounting change................................           (24,328)               --               --
                                                                          --------------     -------------     ------------
     Net income (loss)................................................    $      (28,366)    $       9,545     $     16,860
                                                                          ==============     =============     ============

Earnings per share:
     Basic and diluted income (loss) per share before cumulative
      effect of accounting change.....................................    $        (0.15)    $        0.39     $       0.78
     Cumulative effect of accounting change, net of tax...............             (0.91)               --               --
                                                                          --------------     -------------     ------------
     Basic and diluted income (loss) per share........................    $        (1.06)    $        0.39     $       0.78
                                                                          ==============     =============     ============

Number of shares used in calculating earnings per share:
     Basic............................................................            26,825            24,551           21,573
     Diluted..........................................................            26,825            24,621           21,592

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                      COMMON STOCK
                                                 -----------------------       ADDITIONAL
                                                                                PAID-IN        RETAINED       STOCKHOLDERS'
                                                    SHARES       AMOUNT         CAPITAL        EARNINGS          EQUITY
                                                 ------------   --------       ----------     -----------     -------------
BALANCE, December 31, 1999...................          18,639   $     19       $  104,271     $     6,503     $     110,793
   Acquisitions of purchased companies.......           3,710          2           22,355              --            22,357
   Stock issued under employee stock
    purchase plan............................             103          1              544              --               545
   Net income................................              --         --               --          16,860            16,860
                                                 ------------   --------       ----------     -----------     -------------
BALANCE, December 31, 2000...................          22,452         22          127,170          23,363           150,555
   Public offering, net of offering costs....           1,820          2           13,600              --            13,602
   Acquisitions of purchased companies.......           2,076          3           12,372              --            12,375
   Stock issued under employee stock
    purchase plan............................             226         --            1,242              --             1,242
   Stock option exercises....................              17         --              125              --               125
   Stock issued to board member..............              12         --               95              --                95
   Stock issued in connection with special
    compensation charge......................             108         --              776              --               776
   Net income................................              --         --               --           9,545             9,545
                                                 ------------   --------       ----------     -----------     -------------
BALANCE, December 31, 2001...................          26,711         27          155,380          32,908           188,315
   Acquisitions of purchased companies.......              18         --              349              --               349
   Stock issued under employee stock
    purchase plan............................             247         --            1,247              --             1,247
   Stock issued in connection with
    compensation plan........................              48         --              300              --               300
   Net loss..................................              --         --               --         (28,366)          (28,366)
                                                 ------------   --------       ----------     -----------     -------------
BALANCE, December 31, 2002...................          27,024   $     27       $  157,276     $     4,542     $     161,845
                                                 ============   ========       ==========     ===========     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        YEAR ENDED DECEMBER 31
                                                                           ------------------------------------------------
                                                                               2002              2001              2000
                                                                           -------------     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).....................................................  $     (28,366)    $       9,545     $     16,860
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Cumulative effect of accounting change............................         24,328                --               --
       Restructuring and impairments.....................................         28,115                --               --
       Depreciation, depletion and amortization..........................         10,734            13,828           11,212
       Debt issuance cost amortization...................................          1,361             1,719            1,099
       Net loss (gain) on sale of property, plant and equipment..........           (485)               77             (435)
       Deferred income tax provision (benefit)...........................         (4,232)            4,881            3,011
       Provision for doubtful accounts...................................          2,126             2,507              220
       Stock compensation................................................             --               871               --
   Changes in assets and liabilities, excluding effects of acquisitions:
       Receivables.......................................................         10,976             3,953           (4,194)
       Other assets and liabilities, net.................................         (3,945)           (1,801)          (2,623)
       Accounts payable and accrued liabilities..........................         (5,679)            9,294          (15,567)
                                                                           -------------     -------------     ------------
           Net cash provided by operating activities.....................         34,933            44,874            9,583
                                                                           -------------     -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant and equipment........................        (18,045)          (10,859)          (8,205)
       Payments for acquisitions, net of cash received of $0, $2,174
        and $3,961.......................................................        (17,064)          (47,129)         (94,957)
       Payment of direct costs in connection with acquisitions...........           (242)           (2,613)          (3,261)
       Proceeds from disposals of property, plant and equipment..........          1,068             2,214            2,156
       Other investing activities........................................         (2,206)               --               --
                                                                           -------------     -------------     ------------
           Net cash used in investing activities.........................        (36,489)          (58,387)        (104,267)
                                                                           -------------     -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowings..........................................             --             6,620          192,900
       Repayments of borrowings..........................................         (1,967)             (113)         (93,141)
       Proceeds from issuances of common stock...........................          1,247            15,200              545
       Cash paid related to common stock issuance costs..................             --              (180)            (242)
       Debt issuance costs...............................................           (166)           (1,598)          (5,294)
                                                                           -------------     -------------     ------------
           Net cash provided by (used in) financing activities...........           (886)           19,929           94,768
                                                                           -------------     -------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.............................................................         (2,442)            6,416               84
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................          7,127               711              627
                                                                           -------------     -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................  $       4,685     $       7,127     $        711
                                                                           =============     =============     ============

Supplemental Disclosure of Cash Flow Information:
       Cash paid for interest............................................  $      15,306     $      17,865     $     12,377
       Cash paid for income taxes........................................  $       6,445     $         336     $     12,340

Supplemental disclosure of non-cash investing and financing activities:
       Additions to property, plant and equipment from exchanges.........  $          88     $          --     $         --
       Receivable from sale of assets....................................  $         450     $          --     $         --
       Common stock and stock options issued in connection with
         acquisitions....................................................  $         349     $      12,375     $     22,357

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

     U.S. Concrete commenced operations in May 1999 when it acquired six operating businesses in three major markets in the United States. Since then, and through December 31, 2002, U.S. Concrete has acquired an additional 22 operating businesses, in these and seven additional markets in the United States.

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

   Property, Plant and Equipment, Net

     U.S. Concrete states property, plant and equipment at cost and uses the straight-line method to compute depreciation of these assets over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from 6 to 12 years; and furniture and fixtures, from 3 to 10 years. It capitalizes leasehold improvements on properties held under operating leases and amortizes them over the lesser of their estimated useful lives or the applicable lease term.

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

     In January 2002, U.S. Concrete acquired mineral rights in its acquisition of an aggregates business. Depletion of the related mineral deposits is computed on the basis of the estimated quantity of recoverable raw materials.

     Effective January 1, 2002, U.S. Concrete evaluates the recoverability of its property, equipment, and intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." U.S. Concrete compares the carrying value of long-lived assets to its projection of future undiscounted cash flows attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, U.S. Concrete records an impairment charge against income equal to the excess of the carrying value over the asset's fair value. Prior to January 1, 2002, U.S. Concrete evaluated its property, equipment, and intangible assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In the fourth quarter of 2002, U.S. Concrete recorded impairment charges totaling $2.5 million for certain equipment that was removed from service or held for disposal. This charge was classified as a component of the restructuring and impairments in the consolidated statements of operations for the year ended December 31, 2002 (see Note 6 for further discussion).

   Goodwill

     Goodwill represents the amount by which the total purchase price U.S. Concrete has paid to acquire businesses accounted for as purchases exceeds the estimated fair value of the net assets acquired. As a result of adopting SFAS No. 142, U.S. Concrete's goodwill is no longer amortized. Under SFAS No. 142, U.S. Concrete's goodwill is periodically tested for impairment. SFAS No. 142 provided a six-month transitional period to complete the initial impairment review. U.S. Concrete completed its initial impairment review during the quarter ended June 30, 2002. That review indicated impairments attributable to two reporting units. As a result, U.S. Concrete recorded a transitional goodwill impairment charge of $24.3 million, net of tax, which it has presented as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 2002. In the fourth quarter of 2002, U.S. Concrete recorded a goodwill impairment charge of $25.6 million, representing the remaining goodwill associated with those two reporting units.

   Debt Issue Costs

     Other long-term assets include debt issue costs related to U.S. Concrete's credit facility and subordinated notes (see Note 9 for discussion). U.S. Concrete amortizes these costs as interest expense over the scheduled maturity period of the debt. As of December 31, 2002 and 2001, accumulated amortization of debt issue costs was $4.3 million and $2.9 million, respectively.

   Allowance for Doubtful Accounts

     U.S. Concrete provides an allowance for accounts receivable it believes it may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that U.S. Concrete writes off its books decrease the allowance. U.S. Concrete determines the amount of bad debt expense it records each period and the resulting adequacy of the allowance at the end of each period by using a combination of U.S. Concrete's historical loss experience, a customer-by-customer analysis of U.S. Concrete's accounts receivable balances each period and subjective assessments of U.S. Concrete's bad debt exposure.

   Sales and Expenses

     U.S. Concrete derives its sales primarily from the production and delivery of ready-mixed concrete and related products and materials. It recognizes sales when products are delivered. Amounts billed to customers for delivery costs are classified as a component of total revenues and the related delivery costs are classified as a component of total costs of goods sold. Cost of goods sold consists primarily of product costs and operating expenses. Operating expenses consist primarily of wages, benefits and other expenses attributable to plant operations, repairs and maintenance and delivery costs. Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses and professional fees.

   Insurance Programs

     U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under its insurance program, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete funds those deductibles and records an expense for losses it expects under the programs. U.S. Concrete determines expected losses using a combination of its historical loss experience and subjective assessments of its future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions. Although U.S. Concrete believes that the estimated losses are reasonable, significant differences related to the items noted above could materially affect U.S. Concrete's insurance obligations and future expense.

   Reclamation

     The estimated cost of reclamation is accrued over the life of the mineral deposits based on tons mined in relation to total estimated tons of reserves. Expenditures to reclaim land are charged to the reserves as paid.

   Income Taxes

     U.S. Concrete uses the liability method of accounting for income taxes. Under this method, it records deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and uses enacted tax rates and laws that U.S. Concrete expects will be in effect when it recovers those assets or settles those liabilities, as the case may be, to measure those taxes.

     U.S. Concrete files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to their respective acquisition dates. The acquired businesses file "short period" federal income tax returns for the period from their last fiscal year through their respective acquisition dates.

   Fair Value of Financial Instruments

     The financial instruments of U.S. Concrete consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. U.S. Concrete's management considers the book values of these items to be representative of their respective fair values.

   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions that U.S. Concrete considers significant in the preparation of its financial statements include those related to its allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income tax provision and the valuation and useful lives of property, plant and equipment.

   Earnings per Share

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share during the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts). Basic earnings represent earnings per weighted average outstanding share. Diluted earnings represent those earnings as diluted by potentially dilutive securities, such as outstanding options.

                                                           2002        2001       2000
                                                         --------    --------   --------
Numerator:
   Net income (loss)..................................   $(28,366)   $  9,545   $ 16,860
Denominator:
   Weighted average common shares outstanding-basic...     26,825      24,551     21,573
   Effect of dilutive stock options...................         --          70         19
                                                         --------    --------   --------
   Weighted average common shares outstanding-diluted.   $ 26,825    $ 24,621   $ 21,592
                                                         ========    ========   ========
Earnings  (loss) per share:
   Basic..............................................   $  (1.06)   $   0.39   $   0.78
   Diluted............................................   $  (1.06)   $   0.39   $   0.78

     For the years ended December 31, 2002, 2001 and 2000, options to purchase
4.1 million, 1.9 million and 2.1 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock.

   Comprehensive Income

     Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2002, no differences existed between the historical consolidated net income and consolidated comprehensive income of U.S. Concrete.

   Segment Information

     U.S. Concrete has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the manner by which public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. All segments that meet a threshold of 10% of revenues, reported profit or loss or combined assets are defined as significant segments. U.S. Concrete currently combines as one segment its ready-mixed concrete and other concrete related products. All of its operations, sales and long-lived assets are in the United States.

   Stock Options

     Under the requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," U.S. Concrete accounts for stock option awards in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ( "APB No. 25 ") and its related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price is greater than or equal to the market price of the underlying common stock on the date of grant. The exercise price per share of each employee stock option U.S. Concrete awarded during 2002, 2001 and 2000 was greater than or equal to the fair market value of a share of U.S. Concrete's common stock on the date of grant.

     The following table reflects pro forma net income (loss) and earnings
(loss) per share implications if the fair value method of SFAS No. 123 had been applied to all awards that vested during the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):

                                                               2002         2001       2000
                                                             ---------    --------   --------
Net income (loss)........................................    $ (28,366)   $  9,545   $ 16,860
Deduct: Total stock option employee compensation expense
 determined under fair value method for all awards vested
 during the year, net of any tax effects.................        1,713       1,428        784
                                                             ---------    --------   --------
Pro forma net income (loss).............................     $ (30,079)   $  8,117   $ 16,076
                                                             =========    ========   ========

Earnings (loss) per share:
   Reported basic and diluted.........................       $   (1.06)   $   0.39   $   0.78
   Pro forma basic and diluted........................       $   (1.12)   $   0.33   $   0.74

     The weighted average fair values of options at their grant date for 2002, 2001 and 2000, where the exercise price equaled the market price on the grant date, were $2.01, $4.85 and $4.44, respectively. The estimated fair values for options granted in 2002, 2001 and 2000 were calculated using a Black-Scholes option pricing model, with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 2.78%, 5.00% and 5.00%; dividend yield of 0.0%, 0.0% and 0.0%; volatility factor of 0.313, 0.542 and 0.482; and an expected option life of 5, 10 and 10 years.

     For additional discussion related to stock options, see Note 10.

   New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (the "FASB ") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires that legal obligations associated with the retirement of long-lived assets be recorded at fair value when incurred. SFAS No. 143 will be effective for U.S. Concrete on January 1, 2003. U.S. Concrete does not expect the adoption of SFAS No. 143 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for specified lease transactions. U.S. Concrete does not expect the adoption of SFAS No. 145 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and will be effective for U.S. Concrete on January 1, 2003. U.S. Concrete does not expect the adoption of SFAS No. 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others," which clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require U.S. Concrete to record certain guarantees that it issues or modifies after December 31, 2002, including certain third-party guarantees, on the balance sheet initially at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. U.S. Concrete does not expect FIN 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In November 2002, the Emerging Issues Task force of the FASB (the "EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements U.S. Concrete enters into in fiscal periods beginning after June 15, 2003. U.S. Concrete does not expect EITF Issue No. 00-21 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of U.S. Concrete's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. As U.S. Concrete does not maintain any VIE, the adoption of FIN 46 will not have a material impact on its consolidated financial position, results of operations or cash flows.

3. GOODWILL - ADOPTION OF SFAS NO. 142

     U.S. Concrete adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, substantially all of U.S. Concrete's intangible assets are no longer amortized and U.S. Concrete must perform an annual impairment test for goodwill and intangible assets. U.S. Concrete allocates these assets to various reporting units, consisting of 11 operating divisions. SFAS No. 142 requires U.S. Concrete to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, U.S. Concrete would record an impairment loss to the extent of that difference. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, U.S. Concrete would recognize an impairment. U.S. Concrete bases the fair values of its reporting units on a combination of valuation approaches, including discounted cash flows, multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization and comparisons of recent transactions. Under SFAS No. 142, U.S. Concrete recorded a transitional goodwill impairment charge of $36.6 million ($24.3 million, net of tax), which it presented as a cumulative effect of accounting change in the first quarter of 2002. This impairment charge is attributable to two reporting units, its divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi. Local market and economic conditions have affected the value of acquisitions made in North Texas (in 2000 and 2001) and Memphis, Tennessee/Northern Mississippi (in 1999).

     In the fourth quarter of 2002, U.S. Concrete conducted an annual valuation test and determined that two reporting units, its divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi, had experienced a further decline in value and determined that the fair value of goodwill in those reporting units was less than its carrying amount. U.S. Concrete recorded a goodwill impairment charge of $25.6 million, representing the remaining goodwill associated with those reporting units. This charge was included as a component of restructuring and impairment charges in the consolidated statement of operations in 2002 (see Note 6 for further discussion).

     The following table reconciles net earnings, basic earnings per share and diluted earnings per share for prior years ended December 31, 2001 and 2000, adjusted for the effect of SFAS No. 142 (in thousands, except per share amounts):

                                                         2001       2000
                                                       --------   ---------
              Net income:
              Reported net income ..................   $  9,545   $  16,860
              Add: goodwill amortization, net of tax      3,993       3,420
                                                       --------   ---------
                 Adjusted net income ...............   $ 13,538   $  20,280
                                                       ========   =========
              Earnings per share:
                 Reported basic and diluted ........   $   0.39   $    0.78
                 Adjusted basic and diluted ........   $   0.55   $    0.94

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, were as follows (in thousands):

                     Balance at January 1, 2002 .   $ 219,868
                     Impairments ................     (62,223)
                     Adjustments ................        (281)
                                                    ---------
                     Balance at December 31, 2002   $ 157,364
                                                    =========

     The goodwill adjustments primarily represent post-acquisition adjustments to reflect the final fair values of assets acquired and liabilities assumed in the acquisition of five businesses in 2001.

4.   BUSINESS COMBINATIONS

     In January 2002, U.S. Concrete completed the acquisition of an aggregates business for a contractual purchase price of $17.1 million. In addition to the $17.1 million contractual purchase price, U.S. Concrete paid approximately $0.2 million in transaction expenses. As a result of this acquisition, U.S. Concrete entered the aggregates market in Northern New Jersey and acquired mineral rights. U.S. Concrete has accounted for this transaction under the purchase method of accounting, and the excess of the purchase price compared to the fair market value of assets acquired has been allocated to the acquired mineral rights. U.S. Concrete also effected seven acquisitions in 2001, six in 2000 and 14 in 1999, including its initial six acquisitions at the time of its IPO, all of which were accounted for as purchases. The following table summarizes the aggregate consideration U.S. Concrete paid for transactions during the years ended December 31, 2002, 2001 and 2000:

      Consideration (in thousands):           2002       2001        2000
                                            --------    -------   ---------
        Cash ............................   $ 17,064   $ 49,303   $  98,918
        Fair value of common stock issued         --     12,375      22,357
                                            --------   --------   --------
          Total .........................   $ 17,064   $ 61,678   $ 121,275
                                            ========   ========   =========

     The following summarized unaudited pro forma consolidated financial information for years ended December 31, 2002 and 2001 adjusts the historical consolidated financial information to reflect the assumption that all acquisitions since 2000 occurred on January 1, 2001 and to reflect the effect of nonamortization of goodwill in accordance with SFAS No. 142 (in thousands, except per share data):

                                                                            2002         2001
                                                                         ---------    ---------
                                                                              (unaudited)
Revenues .............................................................   $ 503,314    $ 525,871
Net income (loss) before cumulative effect of accounting change ......   $  (4,038)   $  15,210
Net income (loss) ....................................................   $ (28,366)   $  15,210
Basic and diluted earnings (loss) per share ..........................   $   (1.06)   $    0.57

     The pro forma financial information for 2002 includes a cumulative effect of a change in accounting principle effective January 1, 2002, which resulted in a transitional charge to earnings, net of tax, of $24.3 million (see Note 3 for discussion) and restructuring and impairment charges to income from operations of $28.4 million (see Note 6 for discussion).

     Pro forma adjustments in these amounts primarily relate to:

     . contractual reductions in salaries, bonuses and benefits to employees and former owners of the acquired businesses;

     . elimination of sellers' legal, accounting and other professional fees incurred in connection with the acquisitions;

     . elimination of the amortization of goodwill during the 2001 period;

     . adjustments to interest expense, net to reflect borrowings incurred to fund acquisitions; and

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

     In connection with the acquisitions, U.S. Concrete has determined the resulting goodwill during the years ended December 31, 2002, 2001 and 2000 as follows (in thousands):

                                                                        2002        2001         2000
                                                                     ---------    ---------    ---------
Cash consideration ...............................................   $  17,064    $  49,303    $  98,918
   Less: cash received from acquired companies ...................          --       (2,174)      (3,961)
                                                                     ---------    ---------    ---------
    Cash paid, net of cash acquired ..............................      17,064       47,129       94,957
   Fair value of common stock issued .............................          --       12,375       22,357
   Direct acquisition costs incurred .............................         242        2,613        3,261
                                                                     ---------    ---------    ---------
      Total purchase costs incurred, net of cash acquired ........      17,306       62,117      120,575
                                                                     ---------    ---------    ---------

   Fair value of assets acquired, net of cash acquired ...........      17,606       40,056       48,546
   Less: fair value of assumed liabilities .......................        (300)     (14,257)     (15,700)
                                                                     ---------    ---------    ---------
   Fair value of net assets acquired, net of cash acquired .......      17,306       25,799       32,846
                                                                     ---------    ---------    ---------
     Costs incurred in excess of fair value of net assets acquired   $      --    $  36,318    $  87,729
                                                                     =========    =========    =========

5.  SPECIAL COMPENSATION AND LITIGATION CHARGES

   Special Compensation Charge

     Effective April 10, 2001, U.S. Concrete granted incentive compensation to members of its management team and some of its key employees in recognition of the overall contribution those employees made to its various 2001 capital raising initiatives. This capital raising incentive compensation award was in addition to U.S. Concrete's recurring annual incentive compensation program.

     The total incentive compensation for all recipients is summarized as follows (in thousands):

                                                                      CASH
                                                 STOCK AWARDS        AWARDS
                                                   (SENIOR          (FIELD
                                                  MANAGEMENT)      PERSONNEL)        TOTAL
                                                 ------------    ------------    ------------
Shares of common stock granted ...............            108              --             108
Value of common stock granted ................   $        776    $         --    $        776
Cash payments ................................            631             717           1,348
                                                 ------------    ------------    ------------
   Charge before income tax benefit ..........          1,407             717           2,124
Income tax benefit ...........................           (633)           (323)           (956)
                                                 ------------    ------------    ------------
   Charge after benefit from income taxes ....   $        774    $        394    $      1,168
                                                 ============    ============    ============
   Cash charge after benefit from income taxes   $         (2)   $        394    $        392
                                                 ============    ============    ============

     Those shares of common stock issued to the stock award recipients are not subject to any vesting requirements or transfer restrictions, other than any applicable transfer restrictions under federal or state securities laws.

     The fair market value of U.S. Concrete's common stock on the incentive compensation grant date was $7.19 per share. The capital raising incentive compensation charge was $2.1 million ($1.2 million, net of tax) and $0.4 million, net of tax, on a cash basis. U.S. Concrete recorded the $2.1 million special compensation charge as an operating expense in 2001.

   Litigation Charges

     In September 2001, U.S. Concrete and Central entered into a settlement agreement with Del Webb California Corp. and its parent company, Del Webb Corporation (together, "Del Webb"), relating to litigation initiated against U.S. Concrete and others involving claims of defective concrete provided by Central for use in a large, single-family home tract-construction project in Northern California. Under the settlement agreement, U.S. Concrete agreed to accept a back charge in the amount of $0.6 million from Del Webb and pay an additional $2.2 million to Del Webb. U.S. Concrete recorded the $2.8 million charges as selling, general and administrative expenses in 2001.

6.   RESTRUCTURING AND IMPAIRMENT CHARGES

     In the fourth quarter of 2002, U.S. Concrete implemented operational initiatives focusing on the realignment of the business in its North Texas and Memphis, Tennessee/Northern Mississippi markets. The initiatives included termination of certain services in U.S. Concrete's North Texas market. In connection with those initiatives, U.S. Concrete completed a restructuring plan that included severance for one employee, lease terminations, the disposal of assets, the write-down of certain equipment and other actions. U.S. Concrete recorded restructuring and impairment charges of $28.4 million ($18.9 million, net of tax) for the year ended December 31, 2002, summarized as follows (in thousands):

                                                                                       LIABILITY AT
                                             TOTAL        CASH PAID      NON-CASH      DECEMBER 31,
                                           RECORDED        IN 2002        ITEMS           2002
                                         ------------   ------------   -----------    -------------
Severance costs ......................   $         90   $         --    $        --   $         90
Lease termination and other exit costs            250             44             15            191
Asset impairments ....................          2,503             --          2,503             --
Goodwill impairments .................         25,597             --         25,597             --
                                         ------------   ------------   ------------   ------------
Total ................................   $     28,440   $         44   $     28,115   $        281
                                         ============   ============   ============   ============

     The assets impairment charges were related primarily to rolling stock. The impaired assets to be sold, totaling approximately $0.9 million as of December 31, 2002, are included in prepaid and other current assets in the consolidated balance sheet. U.S. Concrete sold substantially all of those assets in the first quarter of 2003 for $1.3 million.

     The goodwill impairments relate to two reporting units in U.S. Concrete's North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi markets (see Note 3 for discussion).

     The restructuring liability, totaling $0.3 million as of December 31, 2002, is included in accrued liabilities in the consolidated balance sheet.

7.  PROPERTY, PLANT AND EQUIPMENT

     A summary of property, plant and equipment is as follows (in thousands):

                                                                            DECEMBER 31
                                                                      ----------------------
                                                                         2002         2001
                                                                      ---------    ---------
     Land and mineral deposits ..................................     $  29,180    $  15,182
     Buildings and improvements .................................        12,393       11,773
     Machinery and equipment ....................................        46,933       40,822
     Mixers, trucks and other vehicles ..........................        56,680       53,785
     Furniture and fixtures .....................................         1,258        1,397
     Construction in progress ...................................         4,566        3,194
                                                                      ---------    ---------
                                                                        151,010      126,153
     Less: accumulated depreciation and depletion                       (33,811)     (25,844)
                                                                      ---------    ---------
                                                                      $ 117,199    $ 100,309
                                                                      =========    =========


8.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Activity in U.S. Concrete's allowance for doubtful accounts receivable consists of the following (in thousands):

                                                                     DECEMBER 31
                                                             ------------------------------
                                                               2002       2001        2000
                                                             --------    -------    -------
Balance, beginning of period ..............................   $ 3,667    $ 1,627    $   730
   Additions from acquisitions ............................        --      1,031      1,085
   Provision for doubtful accounts ........................     2,126      2,507        220
   Uncollectible receivables written off, net of recoveries    (1,296)    (1,498)      (408)
                                                              -------    -------    -------
Balance, end of period ....................................   $ 4,497    $ 3,667    $ 1,627
                                                              =======    =======    =======

     Prepaid expenses and other current assets consist of the following (in thousands):

                                                            DECEMBER 31
                                                        -------------------
                                                          2002       2001
                                                        --------   --------
            Prepaid expenses .........................  $  2,639   $  2,649
            Other receivables ........................     5,969      4,482
            Assets held for sale .....................       850         --
            Other current assets .....................       257        313
                                                        --------   --------
                                                        $  9,715   $  7,444
                                                        ========   ========

     Inventory consists of the following (in thousands):

                                                            DECEMBER 31
                                                        -------------------
                                                           2002       2001
                                                        --------   --------
            Raw materials ............................  $  8,151   $  5,699
            Pre-cast products ........................     7,264      6,530
            Building materials for resale ............     4,050      3,157
            Repair parts .............................     1,579      1,113
                                                        --------   --------
                                                        $ 21,044   $ 16,499
                                                        ========   ========

     Accounts payable and accrued liabilities consist of the following (in thousands):

                                                             DECEMBER 31
                                                        --------------------
                                                           2002       2001
                                                        --------   ---------
            Accounts payable..........................  $ 23,803   $ 37,568
            Accrued compensation and benefits.........     3,999      6,449
            Accrued interest..........................     2,319      1,729
            Accrued income taxes......................     2,844      2,467
            Other.....................................    18,777     10,016
                                                        --------   --------
                                                        $ 51,742   $ 58,229
                                                        ========   ========

9.   LONG-TERM DEBT

     A summary of long-term debt is as follows (in thousands):

                                                             DECEMBER 31
                                                       --------------------
                                                          2002       2001
                                                       ---------   --------
            Secured revolving credit facility ........ $  66,730   $ 68,620
            12.00% senior subordinated notes .........    95,000     95,000
            Other ....................................        78        155
                                                       ---------   --------
                                                         161,808    163,775
               Less: current maturities ..............       (56)       (77)
                                                       ---------   --------
            Long-term debt, net of current
             maturities .............................. $ 161,752   $163,698
                                                       =========   ========

     U.S. Concrete maintains a secured revolving credit facility totaling $200 million, with a scheduled maturity of May 2004. U.S. Concrete plans to renew or extend this credit facility prior to the scheduled expiration. U.S. Concrete may use this facility for the following purposes:

     . financing acquisitions and internal expansion of its operations; . working capital; and
     . general corporate purposes.

     U.S. Concrete's subsidiaries have fully and unconditionally guaranteed the repayment of all amounts owing under the facility and it collateralized the facility with the capital stock and assets of its subsidiaries on a joint and several basis. The facility:

     . requires the consent of the lenders for acquisitions;

     . prohibits the payment of cash dividends on U.S. Concrete's common stock;

     . limits U.S. Concrete's ability to incur additional indebtedness; and

     . requires U.S. Concrete to comply with financial covenants.

     Availability under the facility is tied to various affirmative and negative financial covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness, lender consent for acquisitions and a prohibition of cash dividends on U.S. Concrete's common stock. Advances bear interest at the prime rate or certain Eurodollar rates, at U.S. Concrete's option, in each case plus a margin keyed to the ratio of consolidated indebtedness to cash flow. A commitment fee, based on the ratio of consolidated indebtedness to cash flow, is paid on any unused borrowing capacity. At December 31, 2002, U.S. Concrete had approximately $66.7 million of outstanding borrowings under this facility at a weighted average interest cost of 4.26%. At December 31, 2002, U.S. Concrete had approximately $133.3 million of remaining capacity under this facility, of which it could borrow approximately $15.4 million based on its leverage ratio at that date; however, its ability to borrow additional amounts would increase to the extent that it uses the facility to fund the acquisition of additional businesses with estimated positive cash flow.

     In 2000, U.S. Concrete issued and sold to institutional investors in a private placement $95 million aggregate principal amount of its 12.00% senior subordinated notes due November 10, 2010. These notes:

     . are mandatorily repayable in equal annual installments of approximately
       $13.6 million on November 10 in each of the years 2004 through 2010;

     . are subordinated in right of payment to the indebtedness outstanding under the credit facility; . are guaranteed by U.S. Concrete's subsidiaries; and

     . require U.S. Concrete to comply with covenants generally consistent with those required under the credit facility.

     U.S. Concrete used the net proceeds from its sale of the notes to reduce amounts outstanding under its credit facility.

     Aggregate maturities of long-term debt as of December 31, 2002 are as follows (in thousands):

        2003.....................................    $         56
        2004.....................................          80,324
        2005.....................................          13,571
        2006.....................................          13,571
        2007.....................................          13,571
        Thereafter...............................          40,715
                                                     ------------
                                                     $    161,808
                                                     ============

10.   STOCKHOLDERS' EQUITY

   Public Offering

     In 2001, U.S. Concrete issued in a public offering 1.8 million shares of common stock to the public at a price of $8.00 per share, resulting in net proceeds to U.S. Concrete of $13.6 million, after deducting offering costs.

   Common Stock Issuances in Acquisition Transactions

     During 2002, 2001, and 2000, U.S. Concrete issued 18,754, 2,075,887 and
3,710,371 shares of its common stock, respectively, in connection with the acquisition of 12 separate businesses, none of which were individually material transactions. These acquisitions generally consisted of the acquisition of certain assets or stock of the businesses being acquired in exchange for cash and/or our common stock paid to the selling businesses or their shareholders, along with the assumption of certain liabilities of the businesses. All of the shares U.S. Concrete issued in these acquisition transactions were issued under an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2) of the 1933 Act.

   Employee Stock Purchase Plan

     In January 2000, U.S. Concrete's board of directors adopted, and its stockholders approved, the U.S. Concrete 2000 Employee Stock Purchase Plan (the "ESPP"). The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986. All U.S. Concrete personnel that are employed for at least 20 hours per week and five months per calendar year are eligible to participate in the ESPP. Under the ESPP, employees electing to participate are granted the right to purchase shares of U.S. Concrete common stock at a price generally equal to 85% of the lower of the fair market value of a share of U.S. Concrete common stock on the first or last day of the offering period.

   Stock Options

     U.S. Concrete's 1999 and 2001 incentive plans enable U.S. Concrete to grant non-qualified options, restricted stock, deferred stock, incentive stock options, stock appreciation rights and other long-term incentive awards to employees and nonemployee directors of U.S. Concrete and nonemployee consultants and other independent contractors who provide services to U.S. Concrete. Options U.S. Concrete grants under these plans generally vest over a four-year period and expire if not exercised prior to the tenth anniversary following the grant date. The number of shares available for awards under these plans was 1.3 million as of December 31, 2002 and 1.8 million as of December 31, 2001. The board of directors of U.S. Concrete may, in its discretion, grant additional awards or establish other compensation plans.

     The following tables set forth certain stock option information (shares in thousands):
                                                                 WEIGHTED-
                                                       NUMBER     AVERAGE
                                                         OF       EXERCISE
                                                      OPTIONS     PRICE
                                                     --------    ---------
      Options outstanding at December 31, 1999 ...      1,393    $    7.93
         Granted .................................      1,205         7.52
         Exercised ...............................         --           --
         Forfeited ...............................       (198)        7.68
                                                       ------
      Options outstanding at December 31, 2000 ...      2,400         7.74
         Granted .................................      1,179         7.07
         Exercised ...............................        (17)        6.81
         Forfeited ...............................       (148)        7.52
                                                       ------
      Options outstanding at December 31, 2001 ...      3,414         7.53
         Granted .................................      1,138         6.25
         Exercised ...............................         --           --
         Forfeited ...............................       (458)        7.05
                                                       ------
      Options outstanding at December 31, 2002 ...      4,094    $    7.22
                                                       ======
      Options exercisable at December 31, 2000 ...        389    $    7.94
                                                       ======
      Options exercisable at December 31, 2001 ...        955    $    7.84
                                                       ======
      Options exercisable at December 31, 2002 ...      1,698    $    7.64
                                                       ======


                                           WEIGHTED-
                                           AVERAGE
                                          REMAINING         WEIGHTED-                  WEIGHTED-
                            NUMBER OF     YEARS OF           AVERAGE      NUMBER OF     AVERAGE
                           OUTSTANDING   CONTRACTUAL        EXERCISE     EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES    OPTIONS         LIFE             PRICE         OPTIONS       PRICE
------------------------   ----------    ------------    ------------    -----------   ---------
$4.85 - $6.25 ......               49           5.38       $     5.70             39   $    5.90
$6.26 - $6.99 ......            1,401           8.63             6.38            200        6.62
$7.00 - $7.99 ......              977           7.83             7.09            339        7.12
$8.00 - $8.75 ......            1,667           6.65             8.05          1,120        8.05
                           ----------                                    -----------
                                4,094                                          1,698
                           ==========                                    ===========

   Warrants

     In connection with the IPO, U.S. Concrete issued warrants to the underwriters to purchase 200,000 shares of common stock at an exercise price of $8.00 per share. These warrants expired in May 2002. U.S. Concrete issued warrants to purchase an additional 100,000 shares of common stock to the same underwriters in May 2000 at an exercise price of $8.00 per share for advisory services they agreed to provide. These warrants are scheduled to expire in May 2003.

11.   INCOME TAXES

     U.S. Concrete's consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

     The amounts of consolidated federal and state income tax provisions are as follows (in thousands):

                                    YEAR ENDED DECEMBER 31
                                ----------------------------
                                 2002       2001       2000
                                -------    -------   -------
              Current:
                 Federal ....   $ 3,478    $ 2,346   $ 7,617
                 State ......     1,362        431     1,122
                                -------    -------   -------
                                  4,840      2,777     8,739
                                -------    -------   -------
              Deferred:
                 Federal ....   $(3,487)   $ 4,532   $ 2,646
                 State ......      (745)       349       365
                                -------    -------   -------
                                 (4,232)     4,881     3,011
                                -------    -------   -------
              Total provision   $   608    $ 7,658   $11,750
                                =======    =======   =======

     A reconciliation of U.S. Concrete's effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

                                            YEAR ENDED DECEMBER 31
                                       ---------------------------------
                                          2002        2001        2000
                                       --------     --------    --------
        Tax at statutory rate ......   $ (1,201)    $  6,021    $ 10,013
        Add (deduct):
           State income taxes ......        401          507         967
           Nondeductible expenses ..      1,421        1,068         960
           Other ...................        (13)          62        (190)
                                       --------     --------    --------
        Income tax provision .......   $    608     $  7,658    $ 11,750
                                       ========     ========    ========
           Effective income tax rate       17.7%        44.5%       41.1%
                                       ========     ========    ========

     Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. U.S. Concrete presents the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

                                                             DECEMBER 31
                                                        --------------------
                                                          2002        2001
                                                        --------    --------
Deferred income tax liabilities:
   Property, plant and equipment, net ...............   $ 15,569    $ 14,149
   Goodwill .........................................         --       4,206
   Other ............................................      2,167       2,568
                                                        --------    --------
     Total deferred income tax liabilities ..........     17,736      20,923
                                                        --------    --------
Deferred income tax assets
   Goodwill .........................................     14,937          --
   Allowance for doubtful accounts ..................        674         752
   Inventory ........................................        935          --
   Accrued expenses .................................      2,579       1,099
   Other ............................................        298         406
                                                        --------    --------
     Total deferred income tax assets ...............     19,423       2,257
                                                        --------    --------
       Net deferred income tax (assets) liabilities .   $ (1,687)   $ 18,666
                                                        ========    ========

12. RELATED-PARTY TRANSACTIONS

     U.S. Concrete enters into transactions in the normal course of business with related parties. These transactions consist principally of operating leases under which U.S. Concrete leases facilities from former owners of its acquired businesses or their affiliates.

     On completion of its acquisition of Beall Industries, Inc. and four related companies in February 2000, U.S. Concrete entered into eight new facilities leases with their former stockholders or affiliates of those stockholders, of which it currently leases seven. The leases generally provide for initial lease terms of five years, with three five-year renewal options U.S. Concrete may exercise. U.S. Concrete must pay an aggregate of $214,800 in current annual rent during the initial terms of these leases. During 2001 and a portion of 2002, Robert S. Beall, a former owner of these companies, beneficially owned more than 5% of the outstanding shares of U.S. Concrete's common stock.

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

                                      NUMBER OF        AGGREGATE
       LOCATIONS:                     FACILITIES      ANNUAL RENTALS
       --------------------------   ------------    ----------------
       Central...................            2          $   316,950
       Eastern...................            2          $   294,195

     William T. Albanese, a former owner of Central and the President of U.S. Concrete's Bay Area Region, and Michael D. Mitschele, the former owner of Eastern Concrete Materials, Inc. and the President of U.S. Concrete's Atlantic Region, are members of U.S. Concrete's board of directors.

     U.S. Concrete's related party leases are for periods generally ranging from three to 20 years. Aggregate lease payments under these leases were approximately $2.8 million in 2002, $2.8 million in 2001 and $2.0 million in 2000. The schedule of minimum lease payments in Note 14 includes U.S. Concrete's future commitments under these leases.

     Central purchased building materials from a company owned by two trusts of which William T. Albanese is a co-trustee. Central's purchases from this company totaled $277,750 in 2002, $310,000 in 2001 and $122,000 in 2000. U.S. Concrete
believes the amounts it paid for these building materials were fair and substantially equivalent to amounts it would have paid to an unaffiliated third party. Both trusts sold their interest in this building materials company in early 2002.

     Central sold ready-mixed concrete to a company owned by a cousin of William
T. Albanese. Central's sales to this company totaled $14.1 million in 2002, $15.8 million in 2001 and $15.4 million in 2000. U.S. Concrete believes the amounts it received for this ready-mixed concrete were fair and substantially equivalent to amounts it would have received from an unaffiliated third party.

     Beall Concrete Enterprises, Ltd., one of U.S. Concrete's subsidiaries, purchases aggregates from time to time from a company that Robert S. Beall has controlled since June 2001. Beall Concrete Enterprise's purchases from this company totaled $180,269 in 2002 and $119,327 in 2001. U.S. Concrete believes the amount it paid for these purchases was fair and substantially equivalent to amounts it would have paid to an unaffiliated third party.

     Robert S. Beall purchased ready-mixed concrete from Beall Concrete Enterprises in the amount of $88,097 and $118,792 in 2002 and 2001, respectively. These purchases were in connection with the development of a real estate project. U.S. Concrete believes the amounts it received for this ready-mixed concrete were fair and substantially equivalent to amounts it would have received from an unaffiliated third party.

     In 2000, U.S. Concrete extended loans of $175,000 to Mr. Martineau, its chief executive officer and one of its directors, and $125,000 to Mr. Harlan, its chief financial officer and one of its directors. U.S. Concrete recorded an expense related to these loans in 2001. The aggregate amount outstanding under these loans at December 31, 2001 was $300,000. U.S. Concrete forgave the indebtedness outstanding under these loans in 2002. The loans, which were payable in full on March 1, 2005, did not bear interest. In 2002, we extended loans of $70,595 to Mr. Martineau and $50,000 to Mr. Harlan. The aggregate amount outstanding under these loans at December 31, 2001 was $120,595. These loans do not bear interest.

     U.S. Concrete paid Main Street Mezzanine Fund, LLC (or its predecessor), of which Vincent D. Foster, U.S. Concrete's chairman, is a senior managing director, $396,578, $213,000 and $403,000 in 2002, 2001 and 2000, respectively, for reimbursement of expenses primarily related to U.S. Concrete's acquisition program and other business development activities.

     In March 2001, U.S. Concrete modified its non-compete arrangements with Neil J. Vannucci, one of its directors during 2001 and a portion of 2002. U.S. Concrete originally established these arrangements in the acquisition agreement for Bay Cities Building Materials Co., Inc., of which he is a former stockholder. The modifications further limit Mr. Vannucci's right to compete against U.S. Concrete in exchange for three annual cash payments of $138,000 each to Mr. Vannucci or a designate of Mr. Vannucci, of which U.S. Concrete paid $92,000 in 2001 and 2002.

     Effective April 2001, U.S. Concrete granted incentive compensation to Mr. Foster, the Chairman of its board, in the amount of 5,400 unrestricted shares of its common stock, valued at $7.19 per share, and $25,900 in cash in recognition of the overall contribution made by Mr. Foster to U.S. Concrete to various 2001 capital raising initiatives.

     T. William Porter, a member of U.S. Concrete's board of directors, is the Chairman of Porter & Hedges, L.L.P., a Houston, Texas law firm. Porter & Hedges, L.L.P. performed some legal services for U.S. Concrete in 2002 and 2001, and the amount of fees paid to them was not material.

     In September 2001, U.S. Concrete issued 12,000 restricted shares of its common stock, valued at $7.97 per share, to Mr. Porter for nominal consideration and paid to Mr. Porter $64,000 in connection with his election to its board.

13. RISK CONCENTRATION

     U.S. Concrete grants credit, generally without collateral, to its customers, which include general contractors, municipalities and commercial companies located primarily in California, Texas, Michigan, New Jersey/New York, and Tennessee. Consequently, it is subject to potential credit risk related to changes in business and economic factors throughout those states. U.S. Concrete generally has lien rights in the work it performs, and concentrations of credit risk are limited because of the diversity of its customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize any potential credit risk.

14. COMMITMENTS AND CONTINGENCIES

  Litigation and Other Claims

     Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in California Superior Court in San Mateo County, against U.S. Concrete's subsidiary, Central, and U.S. Concrete that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that U.S. Concrete breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 80 years. Central and U.S. Concrete each filed an answer and cross-complaint in August 2000, seeking (1) declaratory relief for a determination that Bay-Crete is not entitled to use the contract and (2) damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of the United States Bankruptcy Court for the Northern District of California, San Francisco Division. U.S. Concrete withdrew its cross-complaint in September 2002 for procedural reasons. Central's cross-complaint is still pending. Central and U.S. Concrete believe they have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit. The trial date is set for May 2003.

     From time to time, and currently, U.S. Concrete is subject to various other claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

     U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries (including the dispute with Bay-Crete described above) will not have a material adverse effect on its financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, U.S. Concrete cannot assure you that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on its results of operations for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future it and its operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of its business.

   Lease Payments

     U.S. Concrete leases tracts of land, facilities and equipment it uses in its operations. Rental expense under operating leases was $12.4 million, $11.1 million and $5.5 million in 2002, 2001 and 2000, respectively. Minimum future annual lease payments under U.S. Concrete's noncancellable leases as of December 31, 2002 are as follows (in thousands):

       2003..............................................    $   9,747
       2004..............................................        7,638
       2005..............................................        5,728
       2006..............................................        4,762
       2007..............................................        3,424
       Thereafter........................................        2,733
                                                             ---------
                                                             $  34,032
                                                             =========

   Insurance Programs

     U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under certain components of its insurance program, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete funds these deductibles and records an expense for expected losses under the programs. The expected losses are determined using a combination of U.S. Concrete's historical loss experience and subjective assessments of U.S. Concrete's future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although U.S. Concrete believes that the estimated losses are reasonable, significant differences related to the items noted above could materially affect U.S. Concrete's insurance obligations and future expense.

   Letters of Credit

     In March 2002, U.S. Concrete issued a $50,000 letter of credit to a municipality in connection with U.S. Concrete's obligation to perform reclamation services on the closure of an aggregates quarry site.

   Performance Bonds

     In the normal course of business, U.S. Concrete is currently contingently liable for performance under $22.4 million in performance bonds that various states and municipalities have required. The bonds are principally related to construction contracts, reclamation obligations and mining permits. Three of these bonds totaling $11.7 million, or 52% of all outstanding performance bonds, relate to specific performance for airport construction projects. U.S. Concrete has indemnified the underwriting insurance company against any exposure under the performance bonds. In U.S. Concrete's past experience, no material claims have been made against these bonds.

   Contingent Purchase Obligations

     In connection with one business U.S. Concrete acquired in 2001, U.S. Concrete entered into a contingent consideration arrangement with former owners of that business. These obligations require U.S. Concrete to pay up to $1.2 million in additional consideration if a specified earnings threshold, as defined in that agreement, and/or working capital targets are met. As of December 31, 2002, U.S. Concrete estimated no contingent consideration to be payable. Any additional consideration would be paid partially in stock.

   Underwriting Arrangement

     In January 2002, U.S. Concrete entered into an underwriting agreement that allows U.S. Concrete to issue up to 1.8 million shares of its common stock through an underwriter over a two-year period. If U.S. Concrete does not use this arrangement to raise an aggregate of $2 million or more, it will be required to pay the underwriter up to $100,000 in stand-by fees. The stand-by fees will be equal to 5% of the difference between the $2 million and the amount raised under this arrangement. U.S. Concrete may pay, at its option, the stand-by fees in cash or in shares of its common stock.

15. SIGNIFICANT CUSTOMERS AND SUPPLIERS

     U.S. Concrete defines its significant customers as those customers who accounted for more than 10% of its revenues in a given period. U.S. Concrete did not have any significant customers during 2002, 2001 or 2000.

     U.S. Concrete defines its significant suppliers as those suppliers who accounted for more than 10% of its cost of goods sold in a given period. U.S. Concrete did not have any significant suppliers during 2002. For prior years, one supplier accounted for 11.7% and 10.9% of total purchases (as a percentage of total cost of goods sold) during 2001 and 2000, respectively.

16. EMPLOYEE BENEFIT PLANS

     In February 2000, U.S. Concrete established a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit. U.S. Concrete matches 100% of employee contributions up to a maximum of 5% of their compensation. U.S. Concrete paid matching contributions of $2.8 million during 2002 and $1.9 million during 2001.

     U.S. Concrete maintained defined contribution profit-sharing and money purchase pension plans for the non-union employees of certain of its companies for the period from their acquisition by U.S. Concrete through the date that those companies adopted the U.S. Concrete 401(k) plan. Contributions made to these plans were $0, $143,000 and $0 in 2002, 2001 and 2000, respectively.

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

     In connection with its collective bargaining agreements, U.S. Concrete participates with other companies in the unions' multi-employer pension plans. These plans cover substantially all of U.S. Concrete's employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer's withdrawal from, or on termination of that plan. In 2001, Carrier Excavation and Foundation Company, a subsidiary of U.S. Concrete, withdrew from the multi-employer pension plan of the union that represented several of its employees. That union disclaimed interest in representing those employees. U.S. Concrete has no plans to withdraw from any other multi-employer plans. These plans do not maintain information on net assets and actuarial present value of the accumulated share of the plans' unfunded vested benefits allocable to U.S. Concrete, and amounts, if any, for which U.S. Concrete may be contingently liable, including with respect to Carrier's plan withdrawal, are not ascertainable at this time. U.S. Concrete made contributions to these plans of $11.3 million in 2002, $10.9 million in 2001 and $9.0 million in 2000.

     For discussions of U.S. Concrete's incentive plans and employee stock purchase plan, see Note 9.

17. SUBSEQUENT EVENT

   Acquisition

     On January 31, 2003, U.S. Concrete acquired one ready-mixed concrete business. U.S. Concrete accounted for this transaction as a purchase, and the aggregate consideration it paid in this transaction consisted of $6.9 million in cash and 920,726 shares of common stock. U.S. Concrete funded the cash component of the consideration with borrowings under its secured revolving credit facility.

18. SELECTED QUARTERLY FINANCIAL INFORMATION

                                                           FIRST        SECOND       THIRD     FOURTH
                                                          QUARTER      QUARTER      QUARTER    QUARTER
                                                        ----------    ---------   ---------   ---------
                                                        (unaudited; in thousands, except per share data)
  2002(1)(2)
   Sales .............................................   $ 104,900    $ 140,187   $ 144,061   $ 114,166
   Income (loss) from operations .....................       3,033       15,559      15,624     (21,706)
   Net income (loss) .................................        (689)       6,705       6,707     (16,761)
   Basic and diluted earnings (loss) per share .......       (0.03)        0.25        0.25       (0.62)

  2001(3)
   Sales .............................................   $  89,878    $ 136,299   $ 138,587   $ 128,827
   Income from operations ............................       1,666       13,408      11,883       8,980
   Net income (loss) .................................      (1,827)       4,982       3,785       2,605
   Basic and diluted earnings (loss) per share .......       (0.08)        0.21        0.15        0.10

     (1) Net income (loss) does not reflect the transitional goodwill impairment charge for the adoption of SFAS No. 142 of $24.3 million ($0.91 per share), net of tax, presented as a cumulative effect of accounting change in the first quarter of 2002. See Note 3.

     (2) Reflects restructuring and impairment charges of $28.4 million in the fourth quarter of 2002. The earning per share impact of the charges was $0.70 per share. See Note 6.

     (3) Reflects special compensation charge of $2.1 million in the second quarter of 2001. The earning per share impact of the charge was $0.05 per share. See Note 5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As we previously disclosed in our current report on Form 8-K dated May 16, 2002, which we filed with the SEC on May 21, 2002, we dismissed Arthur Andersen LLP as our independent auditors and appointed PricewaterhouseCoopers LLP to serve as our independent auditors for 2002.

                                    PART III

     In Items 10, 11, 12 and 13 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2003 Annual Meeting of Stockholders. We intend to file that definitive proxy statement with the SEC by April 30, 2003.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Please see the information appearing under the headings "Proposal No. 1--Election of Directors" and "Executive Officers and Key Employees" in the definitive proxy statement for our 2003 Annual Meeting of Stockholders for the information this Item 10 requires.

ITEM 11. EXECUTIVE COMPENSATION

     Please see the information appearing under the heading "Executive Compensation and Other Matters" in the definitive proxy statement for our 2003 Annual Meeting of Stockholders for the information this Item 11 requires.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Please see the information appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in the definitive proxy statement for our 2003 Annual Meeting of Stockholders for the information this Item 12 requires.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Please see the information appearing under the heading "Certain Transactions" in the definitive proxy statement for our 2003 Annual Meeting of Stockholders for the information this Item 13 requires.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90-day period immediately preceding the filing of this report, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). On the basis of that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of that evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements.

     See Index to Consolidated Financial Statements on page 26.

     (2) Financial Statement Schedules.

     All financial statement schedules are omitted because they are not required or the required information is shown in our Consolidated Financial Statements or the notes thereto.

     (3) Exhibits.

EXHIBIT
 NUMBER                             DESCRIPTION
-------  -----------------------------------------------------------------------
   3.1*--Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg.
         No. 333-74855), Exhibit 3.1).
   3.2*--Amended and Restated Bylaws of U.S. Concrete, as amended (Post
         Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit
         4.2).
   3.3*--Certificate of Designation of Junior Participating Preferred Stock
         (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025),
         Exhibit 3.3).
   4.1*--Amended and Restated Credit Agreement, dated as of August 31, 2001, the parties to which include U.S. Concrete, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).
   4.2*--Form of certificate representing common stock (Form S-1 (Reg. No.
         333-74855), Exhibit 4.3).
   4.3*--Rights Agreement by and between U.S. Concrete and American Stock
         Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).
   4.4*--First Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended June
         30, 2002 (File No. 000-26025), Exhibit 4.2).
   4.5*--New Lender Acceptance, dated June 12, 2002 under Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3). 4.6*--Note Purchase Agreement, dated November 10, 2000, the parties to which include U.S. Concrete, Inc. and The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).
   4.7*--First Amendment to Exhibit 4.6 (Form 10-K for the year ended December
         31, 2001 (File No. 000-26025), Exhibit 4.4).

         U.S. Concrete and some of its subsidiaries are parties to debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of U.S. Concrete and its subsidiaries on a consolidated basis. Under paragraph 4(iii) (A) of
         Item 601(b) of Regulation S-K, U.S. Concrete agrees to furnish a copy of those instruments to the SEC on request.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------- -----------------------------------------------------------------------
 10.8*+--Form of Indemnification Agreement between
         U.S. Concrete and each of its directors and officers (Form S-1 (Reg. No. 333-74855), Exhibit 10.9).
 10.9*+-- Form of Employment Agreement between U.S. Concrete and Terry Green
         (Form S-1 (Reg. No. 333-74855), Exhibit 10.10).
10.10*+--Employment Agreement between U.S. Concrete and Donald C. Wayne (Form
         10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 10.11).
10.11*+--Amended and Restated Indemnification Agreements dated August 17, 2000 between U.S. Concrete and each of its directors and officers (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.1).
10.12*+--Indemnification Agreement dated August 17, 2000 between U.S. Concrete and Raymond C. Turpin (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.2).
10.13*-- Promissory Note, dated March 2, 2000, issued by Michael W. Harlan to
         U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 10.14).
10.14*-- Promissory Note, dated March 2, 2000, issued by Eugene P. Martineau to
         U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 10.15).
10.15*-- Agreement, dated March 15, 2000, between U.S. Concrete, Inc. and Neil
         J. Vannucci (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 10.16).
10.16*-- Flexible Underwritten Equity FaciLity (FUEL(R)) Agreement dated as of
         January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).
10.17*-- Amended and restated engagement letter agreement dated as of January
         18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).
 10.18-- Promissory Note, dated May 24, 2002, issued by Eugene P. Martineau to
         U.S. Concrete, Inc.
 10.19-- Promissory Note, dated May 24, 2002, issued by Michael Harlan to U.S.
         Concrete, Inc.
    21-- Subsidiaries
    23-- Consent of independent accountants.

----------
* Incorporated by reference to the filing indicated.
+ Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

     We did not file any current reports on Form 8-K during the last quarter of the year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         U.S. CONCRETE, INC.

Date: March 28, 2003
                                         By:  /s/ Eugene P. Martineau
                                              ----------------------------------
                                              Eugene P. Martineau
                                              President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

                        SIGNATURE                                              TITLE
              -----------------------------                 --------------------------------------------
              /s/ Eugene P. Martineau                       President and Chief Executive Officer and
              -----------------------------                 Director (Principal Executive Officer)
                  EUGENE P. MARTINEAU

              /s/ Michael W. Harlan                         Chief Financial Officer and Director
              -----------------------------                 (Principal Financial and Accounting Officer)
                   MICHAEL W. HARLAN

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

              /s/ William T. Albanese                       Director
              -----------------------------
                  WILLIAM T. ALBANESE

              /s/ John R. Colson                            Director
              -----------------------------
                     JOHN R. COLSON

              /s/ Michael D. Mitschele                      Director
              -----------------------------
                   MICHAEL D. MITSCHELE

              /s/ T. William Porter                         Director
              -----------------------------
                   T. WILLIAM PORTER

              /s/ Mary P. Ricciardello                      Director
              -----------------------------
                  MARY P. RICCIARDELLO

              /s/ Murray S. Simpson                         Director
              -----------------------------
                   MURRAY S. SIMPSON

              /s/ Robert S. Walker                          Director
              -----------------------------
                    ROBERT S. WALKER

                                 CERTIFICATIONS

I, Eugene P. Martineau, chief executive officer of U.S. Concrete, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of U.S. Concrete, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

                            /s/ Eugene P. Martineau
                            ----------------------------
                            Eugene P. Martineau
                            Chief Executive Officer

I, Michael W. Harlan, chief financial officer of U.S. Concrete, Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of U.S. Concrete, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003

                             /s/ Michael W. Harlan
                             ----------------------------
                             Michael W. Harlan
                             Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION
------   -----------------------------------------------------------------------
   3.1*--Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg.
         No. 333-74855), Exhibit 3.1).
   3.2*--Amended and Restated Bylaws of U.S. Concrete, as amended (Post
         Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit
         4.2).
   3.3*--Certificate of Designation of Junior Participating Preferred Stock
         (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025),
         Exhibit 3.3).
   4.1*--Amended and Restated Credit Agreement, dated as of August 31, 2001, the parties to which include U.S. Concrete, the Guarantors named therein, the Lenders named therein and JP Morgan Chase Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).
   4.2*--Form of certificate representing common stock (Form S-1 (Reg. No.
         333-74855), Exhibit 4.3).
   4.3*--Rights Agreement by and between U.S. Concrete and American Stock
         Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).
   4.4*--First Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended June
         30, 2002 (File No. 000-26025), Exhibit 4.2).
   4.5*--New Lender Acceptance, dated June 12, 2002 under Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3). 4.6*--Note Purchase Agreement, dated November 10, 2000, the parties to which include U.S. Concrete, Inc. and The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).
   4.7*--First Amendment to Exhibit 4.6 (Form 10-K for the year ended December
         31, 2001 (File No. 000-26025), Exhibit 4.4).
 10.1*+--1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855),
         Exhibit 10.1).
 10.2*+--Employment Agreement between U.S. Concrete and William T. Albanese
         (Form S-1 (Reg. No. 333-74855), Exhibit 10.2).
 10.3*+--Form of Employment Agreement between U.S. Concrete and Michael W.
         Harlan (Form S-1 (Reg. No. 333-74855), Exhibit 10.3).
 10.4*+--Form of Employment Agreement between U.S. Concrete and Eugene P.
         Martineau (Form S-1 (Reg. No. 333-74855), Exhibit 10.4). 10.5*+--Employment Agreement between U.S. Concrete and Michael D. Mitschele
         (Form S-1 (Reg. No. 333-74855), Exhibit 10.5).
 10.6*+--Employment Agreement between U.S. Concrete and Charles W. Sommer (Form
         S-1 (Reg. No. 333-74855), Exhibit 10.6).
 10.7*+--Employment Agreement between U.S. Concrete and Neil J. Vannucci (Form
         S-1 (Reg. No. 333-74855), Exhibit 10.7).
 10.8*+--Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form S-1 (Reg. No. 333-74855), Exhibit 10.9). 10.9*+--Form of Employment Agreement between U.S. Concrete and Terry Green
         (Form S-1 (Reg. No. 333-74855), Exhibit 10.10).
10.10*+--Employment Agreement between U.S. Concrete and Donald C. Wayne (Form
         10-K for the year ended December 31, 1999 (File No. 000-26025), Exhibit 10.11).
10.11*+--Amended and Restated Indemnification Agreements dated August 17, 2000 between U.S. Concrete and each of its directors and officers (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.1).
10.12*+--Indemnification Agreement dated August 17, 2000 between U.S. Concrete and Raymond C. Turpin (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.2).
 10.13*--Promissory Note, dated March 2, 2000, issued by Michael W. Harlan to
         U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 10.14).
 10.14*--Promissory Note, dated March 2, 2000, issued by Eugene P. Martineau to
         U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 10.15).
 10.15*--Agreement, dated March 15, 2000, between U.S. Concrete, Inc. and Neil
         J. Vannucci (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 10.16).
 10.16*--Flexible Underwritten Equity FaciLity (FUEL(R)) Agreement dated as of
         January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

EXHIBIT
NUMBER                                DESCRIPTION
------   -----------------------------------------------------------------------
 10.17*--Amended and restated engagement letter agreement dated as of January
         18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).
  10.18--Promissory Note, dated May 24, 2002, issued by Eugene P. Martineau to
         U.S. Concrete, Inc.
  10.19--Promissory Note, dated May 24, 2002, issued by Michael Harlan to U.S.
         Concrete, Inc.
     21--Subsidiaries
     23--Consent of independent accountants.

----------
* Incorporated by reference to the filing indicated.
+ Management contract or compensatory plan or arrangement.