Form 10-Q
period 2003-03-31
US CONCRETE INC
filed 2003-05-13
CIK 1073429

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

                    Yes    X          No ________
                        --------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                    Yes    X          No ________
                        --------

     As of the close of business on May 9, 2003, U.S. Concrete, Inc. had 28,135,831 shares of its common stock issued and outstanding.

                      U.S. CONCRETE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                            Page
                                                                                                            ----
Part I - Financial Information
     Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets ....................................................     1
                Condensed Consolidated Statements of Operations ..........................................     2
                Condensed Consolidated Statements of Cash Flows ..........................................     3
                Notes to Condensed Consolidated Financial Statements .....................................     4
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......    10
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk .................................    14
     Item 4.  Controls and Procedures ....................................................................    15

Part II - Other Information

     Item 1.  Legal Proceedings ..........................................................................    15
     Item 2.  Changes in Securities and Use of Proceeds ..................................................    15
     Item 4.  Submission of Matters to a Vote of Security Holders ........................................    15
     Item 6.  Exhibits and Reports on Form 8-K ...........................................................    16

SIGNATURES ...............................................................................................    17
CERTIFICATIONS ...........................................................................................    18
INDEX TO EXHIBITS ........................................................................................    20

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      U.S. CONCRETE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  March 31,    December 31,
                                                                                    2003           2002
                                                                                -----------    ------------
                                                                                (unaudited)

                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents ..............................................     $     3,609    $     4,685
   Trade accounts receivable, net .........................................          56,693         59,224
   Inventories (Note 8) ...................................................          20,949         21,044
   Deferred income taxes ..................................................           2,499          4,188
   Prepaid expenses and other current assets ..............................           8,346          9,715
                                                                                -----------    -----------
     Total current assets .................................................          92,096         98,856
                                                                                -----------    -----------

Property, plant and equipment, net ........................................         120,292        117,199
Goodwill, net .............................................................         164,323        157,364
Other assets ..............................................................           4,710          4,943
                                                                                -----------    -----------
     Total assets .........................................................     $   381,421    $   378,362
                                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Current maturities of long-term debt ...................................     $        53    $        56
   Accounts payable and accrued liabilities ...............................          47,688         51,742
                                                                                -----------    -----------
     Total current liabilities ............................................          47,741         51,798
                                                                                -----------    -----------

Long-term debt, net of current maturities (Note 9) ........................         166,632        161,752
Other long-term liabilities ...............................................             466            466
Deferred income taxes .....................................................           4,315          2,501
                                                                                -----------    -----------
     Total liabilities ....................................................         219,154        216,517
                                                                                -----------    -----------
Commitments and contingencies (Note 11)

Stockholders' equity:
   Common stock ...........................................................              28             27
   Additional paid-in capital .............................................         162,177        157,276
   Retained earnings ......................................................             502          4,542
   Unearned deferred compensation .........................................            (440)            --
                                                                                -----------    -----------
     Total stockholders' equity ...........................................         162,267        161,845
                                                                                -----------    -----------
     Total liabilities and stockholders' equity ...........................     $   381,421    $   378,362
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

                 U.S. CONCRETE, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                          Three Months
                                                                                         Ended March 31
                                                                                --------------------------------
                                                                                    2003                 2002
                                                                                -----------          -----------
                                                                                           (unaudited)
Sales ......................................................................    $    85,068          $   104,900
Cost of goods sold .........................................................         75,128               87,447
                                                                                -----------          -----------
   Gross profit ............................................................          9,940               17,453
Selling, general and administrative expenses ...............................         10,060               11,862
Depreciation, depletion and amortization ...................................          2,660                2,558
                                                                                -----------          -----------
   Income (loss) from operations ...........................................         (2,780)               3,033
Interest expense, net ......................................................          4,189                4,362
Other income, net ..........................................................            122                  161
                                                                                -----------          -----------
   Loss before income tax benefit and cumulative effect of accounting
     change ................................................................         (6,847)              (1,168)
Income tax benefit .........................................................         (2,807)                (479)
                                                                                -----------          -----------
   Net loss before cumulative effect of accounting change ..................         (4,040)                (689)
Cumulative effect of accounting change, net of tax of $12,297 (Note 4) .....             --              (24,328)
                                                                                -----------          -----------
   Net loss ................................................................    $    (4,040)         $   (25,017)
                                                                                ===========          ===========

Basic and diluted net loss per share before cumulative effect of accounting
   change ..................................................................    $     (0.15)         $     (0.03)
Cumulative effect of accounting change .....................................             --                (0.91)
                                                                                -----------          -----------
Basic and diluted net loss per share .......................................    $     (0.15)         $     (0.94)
                                                                                ===========          ===========
Basic and diluted common shares outstanding (Note 6) .......................         27,641               26,732
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

                 U.S. CONCRETE, INC. AND SUBSIDIARIES CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Three Months
                                                                                        Ended March 31
                                                                                ------------------------------
                                                                                    2003               2002
                                                                                -----------        -----------
                                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..................................................................  $    (4,040)       $   (25,017)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Cumulative effect of accounting change ................................           --             24,328
       Depreciation, depletion and amortization ..............................        2,660              2,558
       Debt issuance cost amortization .......................................          345                331
       Net gain on sale of property, plant and equipment .....................          (95)               (28)
       Deferred income taxes .................................................        2,732              1,500
       Provision for doubtful accounts .......................................          178                615
     Changes in operating assets and liabilities, net of acquisitions ........         (163)            (3,010)
                                                                                -----------        -----------
         Net cash provided by operating activities ...........................        1,617              1,277
                                                                                -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment, net of disposals of $1,344 and $119 ........       (1,672)            (2,523)
   Payments for acquisitions, net of cash received of $1,081 and $0 ..........       (5,814)           (17,064)
   Other investing activities ................................................          (84)            (1,269)
                                                                                -----------        -----------
         Net cash used in investing activities ...............................       (7,570)           (20,856)
                                                                                -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings ..................................................        4,880             16,208
   Repayments of borrowings ..................................................           (3)               (18)
   Proceeds from issuances of common stock ...................................           --                519
                                                                                -----------        -----------
         Net cash provided by financing activities ...........................        4,877             16,709
                                                                                -----------        -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................       (1,076)            (2,870)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................        4,685              7,127
                                                                                -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................  $     3,609        $     4,257
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

     U.S. Concrete commenced operations in May 1999 when it acquired six operating businesses in three major markets in the United States. Since then, U.S. Concrete has acquired an additional 23 operating businesses, in these and seven additional markets in the United States, and intends to acquire additional companies to expand its operations.

     The consolidated financial statements include the accounts of U.S. Concrete and subsidiaries and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations, although U.S. Concrete believes that the disclosures are adequate to make the information presented not misleading. You should read these unaudited condensed consolidated financial statements together with the consolidated financial statements and related notes in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2002. In the opinion of U.S. Concrete, all adjustments necessary to present fairly the information in the unaudited condensed consolidated financial statements of U.S. Concrete have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results for the year ended December 31, 2003.

     The preparation of financial statements and accompanying notes in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

     U.S. Concrete adopted Financial Accounting Standards Board ("FASB") Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FASB Interpretation 45 generally requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002 and has had no impact on U.S. Concrete's consolidated results of operations or consolidated balance sheet.

     On January 1, 2003, U.S. Concrete adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets resulting from the acquisition, construction, development and/or normal use of the underlying assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the asset retirement obligation is settled for other than the carrying amount of the liability, U.S. Concrete will recognize a gain or loss on settlement. U.S. Concrete's asset retirement obligations are reported in its accompanying consolidated balance sheets in other noncurrent liabilities. The adoption of SFAS No. 143 did not have a material impact on U.S. Concrete's consolidated financial position, results of operations or cash flows.

     Other than as described above, U.S. Concrete has not changed its accounting policies since December 31, 2002. For a description of these policies, refer to note 2 of the consolidated financial statements in U.S. Concrete's annual report on Form 10-K for the year ended December 31, 2002.

3. STOCK-BASED COMPENSATION

     U.S. Concrete accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost for U.S. Concrete's stock option plans is reflected in its consolidated statement of operations, as all options granted under U.S. Concrete's plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the pro forma effect on net loss and loss per share if U.S. Concrete had applied the fair value recognition provisions of SFAS No.123, "Accounting for Stock-based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," for the three months ended March 31, 2003 and 2002 (in thousands, except per share amounts).

                                                                              Three Months
                                                                             Ended March 31
                                                                       --------------------------
                                                                            2003           2002
                                                                       -----------    -----------
     Net loss .......................................................  $    (4,040)   $   (25,017)
     Deduct: Total stock option employee compensation expense
       calculated using the fair value method (net of tax) ..........         (387)          (416)
                                                                       -----------    -----------
     Pro forma net loss .............................................  $    (4,427)   $   (25,433)
                                                                       ===========    ===========
     Loss per share:
     Reported basic and diluted .....................................  $     (0.15)   $     (0.94)
     Pro forma basic and diluted ....................................  $     (0.16)   $     (0.95)

     During the quarter ended March 31, 2003, U.S. Concrete awarded to certain key employees 97,561 restricted shares of common stock (valued at $0.4 million). The awards are subject to certain vesting requirements. The value of such stock was established by the market price on the date of grant and was recorded as unearned compensation. The unearned compensation is reflected as a reduction in stockholders' equity on the consolidated balance sheet and will be amortized ratably over the applicable restricted stock vesting period of five years.

4. GOODWILL

     On January 1, 2002, U.S. Concrete adopted SFAS No. 142, "Goodwill and Other Intangibles." This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. Under SFAS No. 142, U.S. Concrete recorded a goodwill impairment charge of $36.6 million ($24.3 million, net of tax), presented as a cumulative effect of accounting change in the quarter ended March 31, 2002.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2003 were as follows (in thousands):

                                                                     Amount
                                                                   ----------
          Balance at December 31, 2002 ........................    $  157,364
          Additions: Acquisitions and related adjustments .....         6,089
             Contingent consideration .........................           870
                                                                   ----------
          Balance at March 31, 2003 ...........................    $  164,323
                                                                   ==========

5. ACQUISITION

     In February 2003, U.S. Concrete completed the acquisition of Builders Redi-Mix, Inc., which produces and distributes ready-mixed concrete in the greater Lansing, Michigan market. The aggregate purchase price of this transaction was approximately $10.5 million, comprised of $5.8 million in cash, net of cash acquired, and transaction costs of $0.4 million, with the remaining portion of the purchase price paid through the issuance of 920,726 shares of common stock (valued at $4.3 million). The aggregate purchase price of $10.5 million has been allocated to the fair value of property and equipment of $3.8 million, other net current assets of $0.6 million (net of $2.0 million of assumed liabilities) and goodwill of $6.1 million. The accompanying consolidated balance sheet includes allocations of the purchase price to the assets acquired and liabilities assumed based on estimates of fair value and are subject to final adjustments primarily related to real property and income taxes. The sales and total assets of Builders Redi-Mix, Inc. were not material.

     The following summarized unaudited pro forma consolidated financial information adjusts the historical consolidated financial information to reflect the assumption that this acquisition occurred on January 1, 2002 (in thousands, except per share data):

                                                                                         Three Months
                                                                                        Ended March 31
                                                                                -----------------------------
                                                                                    2003            2002
                                                                                ------------    -------------
        Sales ..............................................................    $     85,364    $     106,385
        Net loss before cumulative effect of accounting change .............    $     (4,024)   $        (951)
        Net loss ...........................................................    $     (4,024)   $     (25,279)
        Basic and diluted loss per share before cumulative effect of
           accounting change ...............................................    $      (0.14)   $       (0.03)

     Pro forma adjustments in these amounts primarily relate to:

..    contractual reductions in salaries, bonuses and benefits to employees and former owners of the acquired business;
..    elimination of sellers' legal, accounting and other professional fees incurred in connection with the acquisition;
..    adjustments to depreciation expense to reflect the impact of the fair value adjustments of property and equipment;
..    adjustments to interest expense, net increase to reflect borrowings incurred to fund the acquisition; and
..    adjustments to the federal and state income tax provision based on pro forma operating results.

     The pro forma financial information does not purport to represent what the combined financial results of operations of U.S. Concrete actually would have been if this acquisition had in fact occurred when assumed and are not necessarily representative of its financial results of operations for any future period.

6. SHARES USED IN COMPUTING LOSS PER SHARE

     The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted average basis in calculating basic and diluted loss per share:

                                                                                      Three Months
                                                                                     Ended March 31
                                                                            -------------------------------
                                                                                2003              2002
                                                                            ------------      -------------
           Basic weighted average common shares outstanding ............          27,641             26,732
           Effect of dilutive stock options and warrants ...............              --                 --
                                                                            ------------      -------------
           Diluted weighted average common shares outstanding ..........          27,641             26,732
                                                                            ============      =============

     Stock options and warrants covering 4.2 million shares for the three months ended March 31, 2003 and 2.9 million shares for the three months ended March 31, 2002 were excluded from the computation of the loss per share as their effect would have been anti-dilutive and decreased the loss per share.

7. RESTRUCTURING CHARGES

     During the fourth quarter of 2002, U.S. Concrete implemented operational initiatives focusing on the realignment of the businesses in its North Texas and Memphis, Tennessee/Northern Mississippi markets. The initiatives included termination of certain services in U.S. Concrete's North Texas market. In connection with those initiatives, U.S. Concrete completed a restructuring plan that included severance for one employee, lease terminations, the disposal of assets, the write-down of certain equipment and other actions.

     The reconciliation of the restructuring liability as of March 31, 2003, is as follows (in thousands):

                                                             Liability at                             Liability at
                                                             December 31,           Cash paid           March 31,
                                                                 2002                In 2003              2003
                                                            --------------       --------------      --------------
                                                                                                       (unaudited)
        Severance costs ................................    $           90       $          (39)     $           51
        Lease termination and other exit costs .........               191                  (36)                155
                                                            --------------       --------------      --------------
        Total ..........................................    $          281       $          (75)     $          206
                                                            ==============       ==============      ==============

     The restructuring liability, totaling $0.2 million as of March 31, 2003, is included in accrued liabilities in the consolidated balance sheet. During the quarter ended March 31, 2003, U.S. Concrete recognized a gain, totaling $0.3 million, related to the sale of assets that were impaired in the fourth quarter of 2002.

8. INVENTORIES

     Inventories consist of the following (in thousands):

                                                                 March 31,         December 31,
                                                                   2003                2002
                                                              -------------       -------------
                                                               (unaudited)
        Raw materials ....................................    $       7,934       $       8,151
        Finished products and supplies ...................           13,015              12,893
                                                              -------------       -------------
        Total ............................................    $      20,949       $      21,044
                                                              =============       =============

9. LONG-TERM DEBT

     A summary of long-term debt is as follows (in thousands):

                                                                 March 31,         December 31,
                                                                   2003                2002
                                                              -------------       -------------
                                                               (unaudited)
        Secured revolving credit facility ................    $      71,610       $      66,730
        12.00% senior subordinated notes .................           95,000              95,000
        Other ............................................               75                  78
                                                              -------------       -------------
                                                                    166,685             161,808
           Less: current maturities ......................              (53)                (56)
                                                              -------------       -------------
        Long-term debt, net of current maturities ........    $     166,632       $     161,752
                                                              =============       =============

     Annual maturities of long-term debt for each of the five succeeding years are (in millions) $0.1, $85.1, $13.6, $13.6, $13.6 and $40.7 thereafter.

     U.S. Concrete has available a bank-financed $200 million secured revolving credit facility, with a scheduled maturity of May 2004. At the time of each borrowing, U.S. Concrete selects an interest rate for that borrowing at a specified margin above either prime or LIBOR. Commitment fees at a current annual rate of 0.50% are paid on the unused portion of this facility. At March 31, 2003, $71.6 million was outstanding under this facility at a weighted average rate of 3.9% per annum.

     The credit agreement contain covenants that place limitations on incurring certain indebtedness, prepaying indebtedness, paying dividends, purchasing treasury stock and making capital expenditures, acquisitions and investments. The provisions of the secured revolving credit facility also require U.S. Concrete to maintain certain ratios as of the end of each quarter including leverage, fixed coverage, and asset coverage. Effective as of April 4, 2003, U.S. Concrete entered into a second amendment to its secured revolving credit facility to adjust the total leverage and fixed charge coverage ratios. For the quarter ended March 31, 2003, U.S. Concrete was in compliance with these covenants, as amended. At March 31, 2003, U.S. Concrete had $128.4 million of remaining capacity under this facility, of which it could borrow $10.5 million based on its leverage ratio at that date; however, its ability to borrow additional amounts would increase to the extent that it uses the facility to fund the acquisition of additional businesses with positive cash flow.

     U.S. Concrete's 12.00% senior subordinated notes are outstanding in the aggregate principal amount of $95 million, have a maturity date of November 10, 2010 and are mandatorily repayable in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. These notes are subordinated in right of payment to the indebtedness outstanding under the credit facility, are guaranteed by the subsidiaries of U.S. Concrete and require U.S. Concrete to comply with covenants generally consistent with those required under the credit facility. Effective as of April 9, 2003, U.S. Concrete entered into a second amendment to the note purchase agreement to adjust the total leverage ratio.

     For the three months ended March 31, U.S. Concrete's interest payments were approximately $3.9 million in 2003 and $3.6 million in 2002.

10. INCOME TAXES

     In accordance with accounting principles generally accepted in the United States of America, for each interim reporting period, U.S. Concrete estimates the effective tax rate expected for the full fiscal year. The rate so determined is used in providing U.S. Concrete's income taxes on a current year-to-date basis.

     The effective income tax rate of 41.0% for the first three months of 2003 and 2002 differed from the federal statutory rate of 35% due primarily to state income taxes.

     For the three months ended March 31, 2003, U.S. Concrete made no income tax payments. For the three months ended March 31, 2002, U.S. Concrete's income tax payments were approximately $2.2 million.

11. COMMITMENTS AND CONTINGENCIES

     Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in a California state court against U.S. Concrete's subsidiary, Central, and U.S. Concrete that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central's direct materials costs and an overhead fee. Bay-Crete alleges that U.S. Concrete breached that contract by refusing to acknowledge Bay-Crete's rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 80 years. Central and U.S. Concrete each filed an answer and cross-complaint in August 2000 seeking (1) declaratory relief for a determination that Bay-Crete is not entitled to use the contract and (2) damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of a United States bankruptcy court. U.S. Concrete withdrew its cross-complaint in September 2002 for procedural reasons. Central's cross-complaint is still pending. U.S. Concrete and Central believe they have meritorious defenses to Bay-Crete's claim and intend to vigorously defend this suit. By order dated April 8, 2003, the trial court postponed the trial date and has not yet set a new trial date. A status conference has been scheduled for June 3, 2003, at which it is possible a new trial date will be set.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on required disclosures by a guarantor in its financial statements about obligations under certain guarantees that it has issued and clarifies the need for a guarantor to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. The provisions of this Interpretation relating to initial recognition and measurement of guarantor liabilities were effective for qualifying guarantees entered into or modified after December 31, 2002. The adoption of these provisions did not have a material impact on U.S. Concrete's consolidated financial statements. The disclosure requirements of the Interpretation, which were effective for the quarter ended March 31, 2003, are included in the following paragraphs.

     As permitted under Delaware law, U.S. Concrete has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is, or was serving, at U.S. Concrete's request in such capacity. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete has a Director and Officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid. All the indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of March 31, 2003.

     U.S. Concrete is party to agreements that require it to provide indemnification in certain instances when it acquires businesses and real estate, and in the ordinary course of business with its customers, suppliers and service providers.

     In the normal course of business, U.S. Concrete is currently contingently liable for performance under $22.7 million in performance bonds that various states and municipalities have required. The bonds are principally related to construction contracts, reclamation obligations and mining permits. U.S. Concrete has indemnified the underwriting insurance company against any exposure under the performance bonds. In U.S. Concrete's past experience, no material claims have been made against these bonds.

     The following are U.S. Concrete's contractual commitments associated with its indebtedness and lease obligations and purchase agreements as of March 31, 2003 (in millions):

                                                              Less Than                                             After
Contractual obligations                       Total             1 year         1-3 years         4-5 years         5 years
---------------------------------------    ------------     -------------    -------------     ------------     ------------
Principal on long-term debt ..........     $      166.7     $         0.1    $       112.3     $       27.2     $       27.1
Interest on long-term debt (1) .......             54.1               8.5             29.3             11.4              4.9
Operating leases .....................             34.2               7.6             19.8              5.5              1.3
Contingent purchase obligations ......              0.9               0.9              0.0              0.0              0.0
                                           ------------     -------------    -------------     ------------     ------------
Total ................................     $      255.9     $        17.1    $       161.4     $       44.1     $       33.3
                                           ============     =============    =============     ============     ============

(1) Interest payments due under U.S. Concrete's 12% Senior Subordinated Notes.

     U.S. Concrete does not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

13. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of U.S. Concrete's participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIEs are deemed significant, even if consolidation is not required. As U.S. Concrete does not maintain any VIEs, the adoption of FIN 46, effective July 1, 2003 for entities acquired before February 1, 2003, will not have a material impact on its consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading "Cautionary Statement Concerning Forward-looking Statements" following Items 1 and 2 of Part I of our annual report on Form 10-K for the year ended December 31, 2002 (the "2002 10-K"), and under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Our Future Operating Results" in Item 7 of Part II of the 2002 10-K. For a discussion of our other commitments, related-party transactions, our critical accounting policies, new accounting pronouncements and inflation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of Part II of the 2002 10-K.

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

     We purchased one business in the first quarter of 2003, which we have accounted for in accordance with the purchase method of accounting.

Seasonality of Operations

     Results of any individual quarter are not necessarily indicative of results to be expected for the year, principally because of the effect that seasonal changes and other weather-related conditions can have on construction activity and , as a result, on our sales and earnings. Normally, we attain the highest sales and earnings in the second and third quarters and the lowest sales and earnings in the first quarter. You should not rely on (1) quarterly comparisons of our revenues and operating results as indicators of our future performance or
(2) the results of any quarterly period during a year as an indicator of results you may expect for that entire year.

Critical accounting policies

     We outlined our critical accounting policies in Item 7 of Part II of the 2002 10-K. We have concluded that our critical accounting policies are the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income tax provision and the valuation and useful lives of property, plant and equipment. See note 2 (Significant Accounting Policies) to our consolidated financial statements included in Item 8 of the 2002 10-K for a discussion of these accounting policies.

     During the three months ended March 31, 2003, there were no changes in the application of our critical accounting policies presented in the 2002 10-K, except for the provisions in Financial Accounting Standards Board ("FASB") Interpretation 45 related to guarantees and Statement of Financial Accounting Standards ("SFAS") No. 143 related to asset retirement obligations. The adoption of the new standards did not have a material effect on our consolidated financial statements. For further discussion of our accounting policies, see note 2 (Significant Accounting Policies) to our condensed consolidated financial statements in Part I of this report.

New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. FIN 46 will require identification of our participation in variable interest entities ("VIEs"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIEs, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIEs that are deemed significant, even if consolidation is not required. As we do not maintain any VIEs, the adoption of FIN 46, effective July 1, 2003 for entities acquired before February 1, 2003, will not have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

     The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

                                                                             Three Months Ended March 31,
                                                              -----------------------------------------------------------
                                                                        2003                              2002
                                                              ------------------------          -------------------------
                                                                                      (unaudited)
     Sales ...............................................    $    85,068        100.0%         $   104,900         100.0%
     Cost of goods sold ..................................         75,128         88.3               87,447          83.4
                                                              -----------       ------          -----------        ------
          Gross profit ...................................          9,940         11.7               17,453          16.6
     Selling, general and administrative expenses ........         10,060         11.8               11,862          11.3
     Depreciation, depletion and amortization ............          2,660          3.1                2,558           2.4
                                                              -----------       ------          -----------        ------
          Income (loss) from operations ..................         (2,780)        (3.2)               3,033           2.9
     Interest expense, net ...............................          4,189          4.9                4,362           4.2
     Other income, net ...................................            122          0.1                  161           0.2
                                                              -----------       ------          -----------        ------
          Loss before income tax provision ...............         (6,847)        (8.0)              (1,168)         (1.1)
     Income tax benefit ..................................         (2,807)        (3.3)                (479)         (0.5)
                                                              -----------       ------          -----------        ------
          Loss before cumulative effect of
            accounting change ............................         (4,040)        (4.7)                (689)         (0.6)
     Cumulative effect of accounting change ..............             --           --              (24,328)        (23.2)
                                                              -----------       ------          -----------        ------
          Net loss .......................................    $    (4,040)        (4.7)%        $   (25,017)        (23.8)%
                                                              ===========       ======          ===========        ======

     Sales. Sales decreased $19.8 million, or 18.9%, for the three-month period ended March 31, 2003, as compared with the corresponding period in 2002. The decrease in sales for the first quarter was primarily attributable to a 0.7% decrease in the average sales price of ready-mixed concrete and a 17.0% decrease in ready-mixed concrete volumes as a result of the decline in total construction in most of our markets. Severe weather in the quarter, particularly in February, reduced construction activity in our markets.

     Gross profit. Gross profit decreased $7.5 million, or 43.0% for the three months ended March 31, 2003, as compared with the corresponding period in 2002. Gross margins decreased from 16.6% in the three months ended March 31, 2002 to 11.7% in the three months ended March 31, 2003. The decrease resulted from lower plant and delivery productivity, which was primarily attributable to a decrease in ready-mixed concrete volumes.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.8 million, or 15.2% for the three months ended March 31, 2003, as compared with the corresponding period in 2002. The selling, general and administrative expenses decrease in the three-month period ended March 31, 2003 was attributable to decreased communication costs, decreased bad debt expense and professional fees and lower incentive compensation expense (which is linked to operating profitability).

     Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.1 million, or 4.0% for the three months ended March 31, 2003, as compared with the corresponding period in 2002.

     Interest expense, net. Interest expense, net, decreased $0.2 million, or 4.0% for the three months ended March 31, 2003, as compared with the corresponding period in 2002. This decrease was attributable to a lower average interest rate under our credit facility during 2003. At March 31, 2003, we had borrowings totaling $166.7 million outstanding at a weighted average annual interest rate of 8.5%. At March 31, 2002, we had borrowings totaling $180.0 million outstanding at a weighted average annual interest rate of 8.6%.

     Other income, net. Other income, net, decreased less than $0.1 million for the three months ended March 31, 2003, as compared with the corresponding period in 2002.

     Income tax benefit. We recorded an income tax benefit of $2.8 million for the three-month period ended March 31, 2003, as compared with a benefit of $0.5 million during the corresponding period in 2002. The increase in the benefit for income taxes is principally the result of larger taxable loss generated from our operations. Our estimated annualized effective tax rate was 41.0% for the three-month periods ended March 31, 2003 and 2002.

     Cumulative effect of accounting change. Under SFAS No. 142, we recorded a transitional goodwill impairment charge of $36.6 million ($24.3 million, net of tax) presented as a cumulative effect of accounting change, effective January 1, 2002. This impairment charge is attributable to two reporting units, our divisions in North Texas/Southwest Oklahoma and Memphis/Northern Mississippi. Local market and economic conditions have affected the value of acquisitions made in North Texas (in 2000 and 2001) and Memphis, Tennessee/Northern Mississippi (in 1999).

Liquidity and Capital Resources

     Net loss was $4.0 million in the three-month period ended March 31, 2003 compared to a net loss, excluding the noncash cumulative effect of the accounting change, of $0.7 million in the three-month period ended March 31, 2002. Net cash provided by operating activities for the three months ended March 31, 2003 was $1.6 million. Net cash provided by operating activities primarily funded substantially all capital expenditures of $1.7 million (net of disposals). Net cash used in investing activities for the three months ended March 31, 2003 was $7.6 million. Net cash provided by financing activities for the three months ended March 31, 2003 was $4.9 million.

   Cash Flow

     Net cash provided by operating activities is generally the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $1.6 million in the first three months of 2003 increased $0.3 million, or 26.6%, from the first three months of 2002. This increase reflected lower trade vendor and income tax payments, partially offset by lower operating profit. During the first three months of 2003, we experienced a decrease in working capital of $2.7 million, primarily from decreases in receivables and assets held for sale, which were partially offset by a reduction in accounts payable.

     We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (net of disposals). Free cash flow is a performance measure not prepared in accordance with generally accepted accounting principles ("GAAP"). Our management uses free cash flow in managing our business because we consider it to be an important indicator of our ability to service our debt and generate cash for acquisitions and other strategic investments. We believe free cash flow may provide users of our financial information additional meaningful comparisons between current results and results in prior operating periods. As a non-GAAP financial measure, free cash flow should be viewed in addition to, and not as an alternative for, our reported operating results or cash flow from operations or any other measure of performance prepared in accordance with GAAP.

     Our historical net cash provided by operating activities and free cash flow is as follows (in thousands):

                                                                                           Three Months
                                                                                          Ended March 31
                                                                                 --------------------------------
                                                                                     2003                2002
                                                                                 ------------        ------------
                                                                                            (unaudited)
         Net cash provided by operating activities ..........................    $      1,617        $      1,277
         Less: Purchases of property and equipment (net of disposals) .......          (1,672)             (2,523)
                                                                                 ------------        ------------
            Free cash flow ..................................................    $        (55)       $     (1,246)
                                                                                 ============        ============

     Net cash used in investing activities of $7.6 million in the first three months of 2003 decreased $13.3 million, or 63.7%, from the first three months of 2002 total of $20.9 million, primarily due to decreases in funds used for acquisitions. Net cash provided by financing activities of $4.9 million decreased $11.8 million, or 70.8%, from the first three months of 2002 total of $16.7 million. Cash provided by financing activities consisted primarily of net borrowings used to fund acquisitions.

      The result is that cash and cash equivalents, which totaled $3.6 million at March 31, 2003, decreased $1.1 million, or 23.4%, from December 31, 2002.

   Acquisitions

     In February 2003, we completed the acquisition of Builders Redi-Mix Inc., which produces and distributes ready-mixed concrete in the greater Lansing, Michigan market. The aggregate purchase price of this transaction was approximately $10.5 million, comprised of $5.8 million in cash, net of cash acquired, and transaction costs of $0.4 million, with the remaining portion of the purchase price paid through the issuance of 920,726 shares of common stock (valued at $4.3 million). The aggregate purchase price of $10.5 million has been allocated to the fair value of property and equipment of $3.8 million, other net assets of $0.6 million (net of $2.0 million of assumed liabilities) and goodwill of $6.1 million.

   Capital Resources

     We have a $200 million secured revolving credit facility scheduled to expire in May 2004. We may use the facility for financing acquisitions and internal expansion of operations, working capital and general corporate purposes. At our option, we can borrow at alternative variable interest rates under the facility. We pay commitment fees on the unused portion of this facility at a current annual rate of 0.50%. At March 31, 2003, we had $71.6 million of outstanding borrowings under this facility. As of March 31, 2003, rates on the outstanding borrowings were as follows:

        Outstanding Amount              Formula           Effective Rate
    ----------------------------  --------------------- --------------------
          $70.0 million              LIBOR + 2.50%             3.88%
            1.6 million              Prime + 1.50%             5.75%

     Our subsidiaries have fully and unconditionally guaranteed the repayment of all amounts owing under the facility, and we collateralized the facility with the capital stock and assets of our subsidiaries on a joint and several basis. The facility: (1) requires the consent of the lenders for acquisitions; (2) prohibits the payment of cash dividends on our common stock; (3) limits our ability to incur additional indebtedness; and (4) requires us to comply with financial covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness and a prohibition of cash dividends on our common stock. Our failure to comply with these covenants and restrictions would constitute an event of default under the facility. Effective as of April 4, 2003, we entered into a second amendment to our secured revolving credit facility to adjust the total leverage and fixed charge coverage ratios. We have filed the amendment as an exhibit to this report. For the quarter ended March 31, 2003, we were in compliance with these covenants, as amended. We are currently seeking to extend the maturity of our secured revolving credit facility. We expect to finalize the extension of the facility during the second half of 2003.

     At March 31, 2003, we had $128.4 million of remaining capacity under this facility, of which we could borrow $10.5 million based on our leverage ratio at that date. Our ability to borrow additional amounts would increase to the extent that we use the facility to fund the acquisition of additional businesses with positive cash flow.

     Our 12.00% senior subordinated notes are outstanding in the aggregate principal amount of $95 million and have a maturity date of November 10, 2010. These notes: (1) are mandatorily repayable in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010; (2) are subordinated in right of payment to the indebtedness outstanding under the credit facility; (3) are guaranteed by our subsidiaries; and (4) require us to comply with covenants generally consistent with those required under the credit facility. Effective as of April 9, 2003, we entered into a second amendment to the note purchase agreement to adjust the total leverage ratio. We have filed the amendment as an exhibit to this report.

     Based on current expectations, our management believes that our internally generated cash flow and access to existing credit facilities are sufficient to meet the liquidity requirements necessary to fund operations, capital requirements and debt service payments for at least the next 12 months. However, our ability to maintain existing credit facilities can be impacted by economic conditions outside of our control. The continuation of our growth strategy will require substantial capital. We currently intend to finance future acquisitions through issuances of our equity or debt securities, including convertible securities, and borrowings under our credit facility. The use of debt to complete acquisitions could substantially limit our operating and financial flexibility and the use of equity securities or convertible securities for this purpose may result in dilution to our then existing stockholders. The extent to which we will be able or willing to use our common stock to make acquisitions will depend on its market value from time to time and the willingness of potential sellers to accept it as full or partial payment. If we are unable to obtain additional capital on acceptable terms, we may be unable to grow through significant acquisitions.

    Commitments

     In the normal course of business, we are currently contingently liable for performance under $22.7 million in performance bonds that various states and municipalities have required. The bonds are principally related to construction contracts, reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these bonds.

     The following are our contractual commitments associated with our indebtedness and our lease obligations and purchase agreements as of March 31, 2003 (in millions):

                                                              Less Than                                            After
Contractual obligations                       Total            1 year          1-3 years        4-5 years         5 years
---------------------------------------    ------------     -------------    -------------     ------------     ------------
Principal on long-term debt ..........     $      166.7     $         0.1    $       112.3     $       27.2     $       27.1
Interest on long-term debt (1) .......             54.1               8.5             29.3             11.4              4.9
Operating leases .....................             34.2               7.6             19.8              5.5              1.3
Contingent purchase obligations ......              0.9               0.9              0.0              0.0              0.0
                                           ------------     -------------    -------------     ------------     ------------
Total ................................     $      255.9     $        17.1    $       161.4     $       44.1     $       33.3
                                           ============     =============    =============     ============     ============

     (1) Interest payments due under our 12% Senior Subordinated Notes.

     We do not have any other material financial guarantees or off-balance sheet arrangements other than those disclosed herein.

Environmental Matters

     We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. Based on our experience and the information currently available, our management believes these claims will not have a material impact on our consolidated financial position, results of operations or cash flows. Despite compliance and experience, it is possible that we could be held liable for future charges that might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.

     We have exposure to market risk from changes in interest rates for our debt instruments. Outstanding borrowings under our credit facility were $71.6 million at March 31, 2003. The weighted average interest rate under our credit facility was 3.94% as of March 31, 2003. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $716,000 ($422,000, net of tax), or $0.02 per share, on an annualized basis. Borrowings made under the revolving credit facility bear interest at variable rates based on the lenders' prime lending rate or the applicable Eurodollar interest rate.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     For information about litigation involving us, see note 11 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2.  Changes in Securities and Use of Proceeds

     (c) Unregistered Sales of Securities.

     Between January 1, 2003 and March 31, 2003, we issued 920,726 shares of common stock (valued at $4.3 million) as part of the consideration we paid to the former owners of a business we acquired in that period. We issued those shares without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

1. At the annual meeting of shareholders held April 29, 2003, shareholders elected Eugene P. Martineau and T. William Porter as Directors of U.S. Concrete, Inc. with terms expiring in 2006. Votes cast to elect Eugene P. Martineau were 20,827,597 for and 673,462 withheld, with no abstentions and broker non-votes. Votes cast to elect T. William Porter were 20,369,074 for and 1,131,985 withheld, with no abstentions and broker non-votes. Terms of office for continuing directors expire (1) in 2004 for Vincent D. Foster, John R. Colson and Mary P. Ricciardello and (2) in 2005 for Robert S. Walker and Murray S. Simpson. On April 29, 2003, Michael W. Harlan, William T. Albanese and Michael
D. Mitschele resigned as a member of our board of directors.

2. At the annual meeting of shareholders held April 29, 2003, shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of U.S. Concrete, Inc. for the year ending December 31, 2003. Votes cast to ratify PricewaterhouseCoopers were 21,342,839 for and 65,815 withheld, with 92,405 abstentions and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits.



  Exhibit
   Number                             Description
-----------   ------------------------------------------------------------------
   3.1*       --Restated Certificate of Incorporation of U.S. Concrete, Inc.
                (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

   3.2*       --Amended and Restated Bylaws of U.S. Concrete, Inc., as amended
                (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

   3.3*       --Certificate of Designations of Series A Junior Participating
                Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025) Exhibit 3.3).

   4.1*       --Amended and Restated Credit Agreement, dated as of August 31,
                2001, the parties to which include U.S. Concrete, Inc., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).

   4.2*       --First Amendment to Exhibit 4.1(Form 10-Q for the quarter ended
                June 30, 2002 (File No. 000-26025), Exhibit 4.2).

   4.3*       --New Lender Acceptance, dated June 12, 2002, under Exhibit 4.1
                (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3).

   4.4        --Second Amendment to Exhibit 4.1.

   4.5*       --Note Purchase Agreement, dated November 10, 2000, the parties to which include U.S. Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).

   4.6*       --First Amendment to Exhibit 4.5 (Form 10-K for the year ended
                December 31, 2001 (File No. 000-26025), Exhibit 4.4).

   4.7        --Second Amendment to Exhibit 4.5.

  99.1        --Certification by U.S. Concrete's Chief Executive Officer
                pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of Sarbanes-Oxley Act of 2002.

  99.2        --Certification by U.S. Concrete's Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the filing indicated.

   (b) Reports on Form 8-K.

             We did not file any current reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                U.S. CONCRETE, INC.

Date:  May 12, 2003             By: /s/ Michael W. Harlan
                                   --------------------------------
                                    Michael W. Harlan
                                    Executive Vice President, Chief Operating
                                    Officer and Chief Financial Officer

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

May 12, 2003

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

May 12, 2003

                                        /s/ Michael W. Harlan
                                        ---------------------------
                                        Michael W. Harlan
                                        Chief Financial Officer

                                INDEX TO EXHIBITS
  Exhibit
   Number                           Description
----------   -------------------------------------------------------------------
   3.1*       --Restated Certificate of Incorporation of U.S. Concrete, Inc.
                (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

   3.2*       --Amended and Restated Bylaws of U.S. Concrete, Inc., as amended
                (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

   3.3*       --Certificate of Designations of Series A Junior Participating
                Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025) Exhibit 3.3).

   4.1*       --Amended and Restated Credit Agreement, dated as of August 31,
                2001, the parties to which include U.S. Concrete, Inc., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).

   4.2*       --First Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended
                June 30, 2002 (File No. 000-26025), Exhibit 4.2).

   4.3*       --New Lender Acceptance, dated June 12, 2002, under Exhibit 4.1
                (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3).

   4.4        --Second Amendment to Exhibit 4.1.

   4.5*       --Note Purchase Agreement, dated November 10, 2000, the parties to which include U.S. Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).

   4.6*       --First Amendment to Exhibit 4.5 (Form 10-K for the year ended
                December 31, 2001 (File No. 000-26025), Exhibit 4.4).

   4.7        --Second Amendment to Exhibit 4.5.

  99.1        --Certification by U.S. Concrete's Chief Executive Officer
                pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of Sarbanes-Oxley Act of 2002.

  99.2        --Certification by U.S. Concrete's Chief Financial Officer
                pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the filing indicated.