Form 10-Q
period 2003-06-30
US CONCRETE INC
filed 2003-08-14
CIK 1073429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission file number 000-26025

U.S. CONCRETE, INC.

(exact name of registrant as specified in its charter)

Delaware	76-0586680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2925 Briarpark, Suite 500, Houston, Texas 77042

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (713) 499-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☑            No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☑            No    ☐

As of the close of business on August 12, 2003, U.S. Concrete, Inc. had 28,274,426 shares of its common stock issued and outstanding.

U.S. CONCRETE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,285	$4,685
Trade accounts receivable, net	69,923	59,224
Inventories	21,105	21,044
Deferred income taxes	1,637	4,188
Prepaid expenses and other current assets	9,343	9,715

Total current assets	110,293	98,856

Property, plant and equipment, net	120,731	117,199
Goodwill, net	164,459	157,364
Other assets	4,463	4,943

Total assets	$399,946	$378,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$73,056	$56
Accounts payable and accrued liabilities	59,206	51,742

Total current liabilities	132,262	51,798

Long-term debt, net of current maturities	95,008	161,752
Other long-term liabilities	862	466
Deferred income taxes	5,496	2,501

Total liabilities	233,628	216,517

Commitments and contingencies

Stockholders’ equity:
Common stock	28	27
Additional paid-in capital	162,659	157,276
Retained earnings	4,049	4,542
Unearned deferred compensation	(418)	—

Total stockholders’ equity	166,318	161,845

Total liabilities and stockholders’ equity	$399,946	$378,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Sales	$124,610	$140,187	$209,677	$245,087
Cost of goods sold	100,851	110,043	175,979	197,490

Gross profit	23,759	30,144	33,698	47,597
Selling, general and administrative expenses	10,774	11,836	20,930	23,633
Depreciation, depletion and amortization	3,078	2,709	5,738	5,267

Income from operations	9,907	15,599	7,030	18,697
Interest expense, net	4,090	4,341	8,279	8,703
Other income, net	185	106	404	202

Income (loss) before income taxes and cumulative effect of accounting change	6,002	11,364	(845)	10,196
Income tax provision (benefit)	2,456	4,659	(352)	4,180

Net income (loss) before cumulative effect of accounting change	3,546	6,705	(493)	6,016
Cumulative effect of accounting change, net of tax of $12,297	—	—	—	(24,328)

Net income (loss)	$3,546	$6,705	$(493)	$(18,312)

Basic and diluted net income (loss) per share before cumulative effect of accounting change	$0.13	$0.25	$(0.02)	$0.22
Cumulative effect of accounting change	—	—	—	(0.91)

Basic and diluted net income (loss) per share	$0.13	$0.25	$(0.02)	$(0.69)

Basic common shares outstanding	28,034	26,768	27,832	26,750

Diluted common shares outstanding	28,097	26,786	27,832	26,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2003	2002
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(493)	$(18,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	24,328
Depreciation, depletion and amortization	5,738	5,267
Debt issuance cost amortization	726	669
Net gain on sale of property, plant and equipment	(80)	(75)
Deferred income taxes	4,535	3,000
Provision for doubtful accounts	411	1,127
Changes in operating assets and liabilities, net of acquisitions	(3,401)	(5,031)

Net cash provided by operating activities	7,436	10,973

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $2,231 and $331	(4,330)	(4,208)
Payments for acquisitions, net of cash received of $1,081 and $0	(5,814)	(17,064)
Other investing activities	(91)	(2,026)

Net cash used in investing activities	(10,235)	(23,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,270	11,380
Repayments of borrowings	(14)	(27)
Proceeds from issuances of common stock	438	676
Debt issuance costs	(295)	(143)

Net cash provided by financing activities	6,399	11,886

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,600	(439)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,685	7,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,285	$6,688

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

The consolidated financial statements include the accounts of U.S. Concrete and its subsidiaries and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations, although U.S. Concrete believes that the disclosures are adequate to make the information presented not misleading. You should read these unaudited condensed consolidated financial statements together with the consolidated financial statements and related notes in U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2002. In the opinion of U.S. Concrete, all adjustments necessary to present fairly the information in its unaudited condensed consolidated financial statements have been included. Operating results for the three- and six-month periods ended June 30, 2003, are not necessarily indicative of the results for the year ending December 31, 2003.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

We have made certain reclassifications to some amounts in the prior period presentations to conform to the current period presentation.

2.    SIGNIFICANT ACCOUNTING POLICIES

U.S. Concrete adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FASB Interpretation No. 45 generally requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002. The adoption had no impact on U.S. Concrete’s consolidated results of operations or balance sheet.

On January 1, 2003, U.S. Concrete adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of that fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the asset retirement obligation is settled for other than the carrying amount of the liability, U.S. Concrete will recognize a gain or loss on settlement. U.S. Concrete’s asset retirement obligations are reported in its accompanying consolidated balance sheets in other long-term liabilities. The adoption of SFAS No. 143 did not have a material impact on U.S. Concrete’s consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. U.S. Concrete implemented SFAS No. 146 on January 1, 2003. The adoption of this statement did not have an impact on U.S. Concrete’s consolidated financial position, results of operations or cash flows.

Other than as described above, U.S. Concrete has not changed its accounting policies since December 31, 2002. For a description of these policies, refer to note 2 of the consolidated financial statements in U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2002.

3.    STOCK-BASED COMPENSATION

U.S. Concrete accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Its consolidated statement of operations does not reflect any stock-based employee compensation cost for its stock option plans if options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

During the six months ended June 30, 2003, U.S. Concrete awarded to certain key employees 97,561 restricted shares of common stock (valued at $0.4 million). The awards are subject to vesting requirements. The value of this stock was established by the market price on the date of grant and was recorded as unearned compensation. The unearned compensation is reflected as a reduction in stockholders’ equity on the consolidated balance sheet and is being amortized ratably over the applicable restricted stock vesting period of five years.

The following table illustrates the pro forma effect on net income (loss) and income (loss) per share as if U.S. Concrete had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-based Compensation,” as amended, for the three- and six-months ended June 30, 2003 and 2002 (in thousands, except per share amounts).

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income (loss)	$3,546	$6,705	$(493)	$(18,312)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	13	—	13	—
Deduct: Total stock-based employee compensation expense calculated using the fair value method, net of related tax effects	(421)	(452)	(814)	(875)

Pro forma net income (loss)	$3,138	$6,253	$(1,294)	$(19,187)

Income (loss) per share:
Reported basic and diluted	$0.13	$0.25	$(0.02)	$(0.69)
Pro forma basic and diluted	$0.11	$0.23	$(0.05)	$(0.72)

4.    GOODWILL

On January 1, 2002, U.S. Concrete adopted SFAS No. 142, “Goodwill and Other Intangibles.” This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The changes in the carrying amount of goodwill for the six months ended June 30, 2003 were as follows (in thousands):

Amount
Balance at December 31, 2002	$157,364
Additions: Acquisitions and related adjustments	6,225
Issuance of contingent consideration	870

Balance at June 30, 2003	$164,459

5.    ACQUISITION

In February 2003, U.S. Concrete acquired Builders Redi-Mix, Inc., which produces and distributes ready-mixed concrete in the greater Lansing, Michigan market. The purchase price was approximately $10.5 million, comprised of $5.8 million in cash, net of cash acquired, transaction costs of $0.4 million and 920,726 shares of common stock (valued at $4.3 million). The purchase price has been allocated to the fair value of property and equipment of $4.4 million, goodwill of $6.2 million and net assumed liabilities of $0.1 million (net of other current assets of $2.3 million) in the accompanying consolidated balance sheet.

5.    ACQUISITION (continued)

The following summarized unaudited pro forma consolidated financial information adjusts the historical consolidated financial information to reflect the assumption that this acquisition occurred on January 1, 2002 (in thousands, except per share amounts):

	Six Months Ended June 30
	2003	2002
Sales	$209,973	$250,823
Net income (loss) before cumulative effect of accounting change	$(478)	$6,175
Net loss	$(478)	$(18,153)
Basic and diluted income (loss) per share before cumulative effect of accounting change	$(0.02)	$0.22

Pro forma adjustments in these amounts primarily relate to:

•	contractual reductions in salaries, bonuses and benefits to employees and former owners of the acquired business;

•	elimination of sellers’ legal, accounting and other professional fees incurred in connection with the acquisition;

•	adjustments to depreciation expense to reflect the impact of the fair value adjustments of property and equipment;

•	adjustments to interest expense, net to reflect borrowings incurred to fund the acquisition; and

•	adjustments to the federal and state income tax provisions based on pro forma operating results.

The pro forma financial information does not purport to represent what the combined financial results of operations of U.S. Concrete actually would have been if this acquisition had in fact occurred when assumed and is not necessarily representative of its financial results of operations for any future period.

6.    SHARES USED IN COMPUTING LOSS PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted average basis in calculating basic and diluted income (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Basic weighted average common shares outstanding	28,034	26,768	27,832	26,750
Effect of dilutive stock options and warrants	63	18	—	22

Diluted weighted average common shares outstanding	28,097	26,786	27,832	26,772

Options and warrants covering 4.1 million shares for the three- and six-month periods ended June 30, 2003 and 3.3 million and 3.2 million shares for the three- and six-month periods ended June 30, 2002 were excluded from the computation of the income (loss) per share, as their effect would have been anti-dilutive.

7.    RESTRUCTURING CHARGES

During the fourth quarter of 2002, U.S. Concrete implemented operational initiatives focusing on the realignment of the business in its North Texas and Memphis, Tennessee/Northern Mississippi markets. The initiatives included termination of certain services in U.S. Concrete’s North Texas market. In connection with those initiatives, U.S. Concrete completed a restructuring plan that included severance for one employee, lease terminations, the disposal of assets, the write-down of certain equipment and other actions.

The reconciliation of the restructuring liability as of June 30, 2003, is as follows (in thousands):

	Liability at December 31, 2002	Cash paid In 2003	Liability at June 30, 2003
			(unaudited)
Severance costs	$90	$(76)	$14
Lease termination and other exit costs	191	(95)	96

Total	$281	$(171)	$110

The restructuring liability, totaling $0.1 million as of June 30, 2003, is included in current accrued liabilities in the accompanying consolidated balance sheet. During the quarter ended March 31, 2003, U.S. Concrete recognized a gain, totaling $0.3 million, related to the sale of assets that were impaired in the fourth quarter of 2002.

8.    INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Raw materials	$8,137	$8,151
Finished products and supplies	12,968	12,893

Total	$21,105	$21,044

9.    LONG-TERM DEBT AND LIQUIDITY

A summary of long-term debt is as follows (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Secured revolving credit facility	$73,000	$66,730
12.00% senior subordinated notes	95,000	95,000
Other	64	78

	168,064	161,808
Less: current maturities	(73,056)	(56)

Long-term debt, net of current maturities	$95,008	$161,752

Annual maturities of long-term debt for each of the five succeeding years are (in millions) $73.0, $13.7, $13.6, $13.5, $13.6 and $40.7 thereafter.

U.S. Concrete has a bank-financed $200 million secured revolving credit facility, with a scheduled maturity of May 2004. At the time of each borrowing, U.S. Concrete selects an interest rate for that borrowing at a specified margin above either prime or LIBOR. Commitment fees at a current annual rate of 0.50% are paid on the unused portion of this facility. At June 30, 2003, $73.0 million was outstanding under this facility at a weighted average rate of 3.9% per annum.

The credit agreement contains covenants that place limitations on incurring certain indebtedness, prepaying indebtedness, paying dividends, purchasing treasury stock and making capital expenditures, acquisitions and investments. The agreement also requires U.S. Concrete to maintain certain leverage, fixed coverage and asset coverage ratios. Due to its results during the past several quarters, U.S. Concrete did not comply with the leverage ratio covenant as of June 30, 2003. U.S. Concrete obtained an amendment and waiver to the credit facility effective August 7, 2003, which waives compliance with the covenant requirement through October 15, 2003, and limits borrowings under the credit facility to $125 million through that date. U.S. Concrete has reclassified its secured revolving credit facility debt as due within one year, as the facility expires in May 2004. U.S. Concrete is currently pursuing a replacement credit facility with a group of lenders that U.S. Concrete anticipates will increase the permissible leverage ratio for several quarters. U.S. Concrete anticipates that a new credit facility, when combined with the net cash expected to be provided by its operating activities, should be sufficient to meet its capital requirements and liquidity needs for at least the next 12 months. If U.S. Concrete is unable to obtain a new credit facility by October 15, 2003 on acceptable terms, U.S. Concrete may be required to obtain another waiver. Failure either to negotiate a replacement facility by October 15, 2003 or to obtain such a waiver, if necessary, could have a material adverse effect on U.S. Concrete’s financial condition and liquidity.

U.S. Concrete’s 12.00% senior subordinated notes are outstanding in the aggregate principal amount of $95 million, have a maturity date of November 10, 2010 and are mandatorily repayable in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. These notes are subordinated in right of payment to the

9.    LONG-TERM DEBT AND LIQUIDITY (continued)

indebtedness outstanding under the credit facility, are guaranteed by the subsidiaries of U.S. Concrete and require U.S. Concrete to comply with covenants generally consistent with those required under the credit facility. U.S. Concrete did not comply with the leverage ratio covenant contained in the note purchase agreement, as of June 30, 2003. Effective August 8, 2003, U.S. Concrete obtained a waiver of the note purchase agreement, which waives compliance with the covenant requirement through the maturity of these notes or until such time as a default occurs under U.S. Concrete’s secured revolving credit facility by reason of its failure to comply with the similar covenant contained in the credit facility at June 30, 2003. U.S. Concrete has had preliminary discussions with the holders of these notes regarding amending the note agreement to increase the permissible leverage ratio to the same extent it is able to increase the similar ratio under any replacement credit facility. If U.S. Concrete is unable to negotiate such an amendment, it may be required to obtain another waiver. Failure either to negotiate such an amendment or to obtain such a waiver, if necessary, could have a material adverse effect on U.S. Concrete’s financial condition and liquidity.

For the six months ended June 30, U.S. Concrete’s interest payments were approximately $7.5 million in 2003 and $7.9 million in 2002.

10.    INCOME TAXES

For each interim reporting period, U.S. Concrete estimates the effective tax rate expected for the full fiscal year. The rate so determined is used in providing U.S. Concrete’s income taxes on a current year-to-date basis.

The effective income tax rate of 41% for the first six months of 2003 and 2002 differed from the federal statutory rate of 35% due primarily to state income taxes.

For the six months ended June 30, U.S. Concrete’s income tax payments were $0.2 million in 2003 and $2.3 million in 2002.

11.    COMMITMENTS AND CONTINGENCIES

Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in a California state court against U.S. Concrete’s subsidiary, Central, and U.S. Concrete that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central’s direct materials costs and an overhead fee. Bay-Crete alleges that U.S. Concrete breached that contract by refusing to acknowledge Bay-Crete’s rights as a beneficiary of that contract. It is seeking damages of $500 million of lost profits spread over the next 79 years. Central has pending a cross-complaint seeking (1) declaratory relief for a determination that Bay-Crete is not entitled to use the contract and (2) damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of a United States bankruptcy court. U.S. Concrete and Central believe they have meritorious defenses to Bay-Crete’s claim and intend to vigorously defend this suit.

From time to time, and currently, U.S. Concrete is subject to various other claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries will not have a material adverse effect on its business or financial condition; however, because of the inherent uncertainty of litigation, U.S. Concrete cannot assure you that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on its results of operations or cash flows for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future it and its operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of its business.

U.S. Concrete retains various self-insurance risks with respect to losses for third-party liability and property damage.

U.S. Concrete is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Its management believes it is in substantial compliance with applicable

11.    COMMITMENTS AND CONTINGENCIES (continued)

environmental laws and regulations. From time to time, it receives claims from federal and state environmental regulatory agencies and entities asserting that it may be in violation of environmental laws and regulations. Based on experience and the information currently available, management of U.S. Concrete believes that these claims will not have a material adverse impact on U.S. Concrete’s consolidated financial condition, results of operations or cash flows. Despite compliance and experience, it is possible that U.S. Concrete could be held liable for future charges, which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements or discovery of currently unknown conditions could require additional expenditures.

U.S. Concrete has agreements that provide indemnification of present and former officers and directors for certain events or occurrences while they hold office. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete has a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid. All the indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of June 30, 2003.

U.S. Concrete is party to agreements that require it to provide indemnification in certain instances when it acquires businesses and real estate, and in the ordinary course of business with its customers, suppliers and service providers.

U.S. Concrete has issued a $50,000 letter of credit to a municipality in connection with its obligation to perform reclamation services on closure of its aggregates quarry site.

In the normal course of business, U.S. Concrete is currently contingently liable for performance under $9.6 million in performance bonds that various states and municipalities have required. The bonds are principally related to construction contracts, reclamation obligations and mining permits. U.S. Concrete has indemnified the underwriting insurance company against any exposure under the performance bonds. In U.S. Concrete’s past experience, no material claims have been made against these bonds.

The following are U.S. Concrete’s contractual commitments associated with its indebtedness and lease obligations and purchase agreements as of June 30, 2003 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Principal of long-term debt	$168.1	$73.0	$40.8	$27.2	$27.1
Interest on long-term debt (1)	51.3	5.7	29.3	11.4	4.9
Operating leases	37.6	5.3	24.1	6.9	1.3

Total	$257.0	$84.0	$94.2	$45.5	$33.3

(1)	Interest payments due under U.S. Concrete’s 12% Senior Subordinated Notes.

12.    NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of U.S. Concrete’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIEs that are deemed significant, even if consolidation is not required. As U.S. Concrete does not maintain any VIEs, the adoption of FIN 46, effective July 1, 2003 for entities acquired before February 1, 2003, will not have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including

12.    NEW ACCOUNTING PRONOUNCEMENTS (continued)

certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on U.S. Concrete’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 provides that certain financial instruments having characteristics of both liabilities and equity are to be classified as liabilities. This statement is effective July 1, 2003 for existing financial instruments and May 31, 2003 for new or modified financial instruments. As U.S. Concrete does not have any financial instruments that qualify under this statement, the adoption of SFAS No. 150 will not have a material impact on its consolidated financial position, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading “Cautionary Statement Concerning Forward-looking Statements” following Items 1 and 2 of Part I of our annual report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Operating Results” in Item 7 of Part II of the 2002 10-K. For a discussion of our other commitments, related-party transactions, our critical accounting policies, new accounting pronouncements and inflation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of the 2002 10-K.

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

Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products in various formulations. We obtain most of these materials from third parties and generally have only one day’s supply at each of our concrete plants. Our cost of goods sold also includes labor costs and the operating, maintenance and rental expenses we incur in operating our concrete plants and mixer trucks and other vehicles.

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

We purchased one business in the six months ended June 30, 2003.

Seasonality of Operations

Results of any individual quarter are not necessarily indicative of results to be expected for the year, principally because of the effect that seasonal changes and other weather-related conditions can have on construction activity and, as a result, on our sales and earnings. Normally, we attain the highest sales and earnings in the second and third quarters and the lowest sales and earnings in the first quarter. You should not rely on (1) quarterly comparisons of our revenues and operating results as indicators of our future performance or (2) the results of any quarterly period during a year as an indicator of results you may expect for that entire year.

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

During the six months ended June 30, 2003, there were no changes in the application of our critical accounting policies presented in the 2002 10-K, except for the adoption of the provisions in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 related to guarantees and Statement of Financial Accounting Standards (“SFAS”) No. 143 related to asset retirement obligations and the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The adoption of these new standards did not have a material effect on our consolidated financial statements. For further discussion of our accounting policies, see note 2 (Significant Accounting Policies) to our condensed consolidated financial statements in part I of this report.

New Accounting Pronouncements

In the first half of 2003, the FASB issued three new accounting pronouncements, which we describe in note 12 in part I of this report. We do not expect these pronouncements will have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

The following table sets forth selected historical consolidated statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2003		2002		2003		2002
	(unaudited)				(unaudited)
Sales	$124,610	100.0%	$140,187	100.0%	$209,677	100.0%	$245,087	100.0%
Cost of goods sold	100,851	80.9	110,043	78.5	175,979	83.9	197,490	80.6

Gross profit	23,759	19.1	30,144	21.5	33,698	16.1	47,597	19.4
Selling, general and administrative expenses	10,774	8.6	11,836	8.5	20,930	10.0	23,633	9.7
Depreciation, depletion and amortization	3,078	2.5	2,709	1.9	5,738	2.7	5,267	2.1

Income from operations	9,907	8.0	15,599	11.1	7,030	3.4	18,697	7.6
Interest expense, net	4,090	3.3	4,341	3.1	8,279	3.9	8,703	3.5
Other income, net	185	0.1	106	0.1	404	0.2	202	0.1

Income (loss) before taxes and cumulative effect of accounting change	6,002	4.8	11,364	8.1	(845)	(0.3)	10,196	4.2
Income tax provision (benefit)	2,456	2.0	4,659	3.3	(352)	(0.2)	4,180	1.7

Income (loss) before cumulative effect of accounting change	3,546	2.8	6,705	4.8	(493)	(0.1)	6,016	2.5
Cumulative effect of accounting change	—	—	—	—	—	—	(24,328)	(10.0)

Net income (loss)	$3,546	2.8%	$6,705	4.8%	$(493)	(0.1)%	$(18,312)	(7.5)%

Sales.    Sales decreased $15.6 million, or 11.1%, and $35.4 million, or 14.4%, for the three- and six-month periods ended June 30, 2003, as compared with the corresponding periods in 2002. The decrease in the second quarter of 2003 was primarily attributable to a 0.6% decrease in the average sales price of ready-mixed concrete, a 12.1% decrease in ready-mixed concrete volumes as a result of a general decline in total construction activity in most of our markets and the termination of certain services in our North Texas operation during the fourth quarter of 2002. Severe weather in the first and second quarters, particularly in February and May, reduced construction activity in our markets.

Gross profit.    Gross profit decreased $6.4 million, or 21.2%, and $13.9 million, or 29.2%, for the three- and six-month periods ended June 30, 2003, as compared with the corresponding periods in 2002. Gross margins decreased from 21.5% in the three months ended June 30, 2002 to 19.1% in the three months ended June 30, 2003. Gross margins decreased from 19.4% in the six months ended June 30 2002 to 16.1% in the six months ended June 30, 2003. These decreases resulted from lower plant and delivery productivity, which was primarily attributable to a decrease in ready-mixed concrete volumes.

Selling, general and administrative expenses.    Selling, general and administrative expenses decreased $1.1 million, or 9.0%, and $2.7 million, or 11.4%, for the three- and six-month periods ended June 30, 2003, as compared with the corresponding periods in 2002. These decreases were attributable to decreases in office and communication costs, bad debt expense, professional fee and lower incentive compensation expense, which is linked to operating profitability.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased $0.4 million, or 13.6%, and $0.5 million, or 9.0%, for the three- and six-month periods ended June 30, 2003, as compared with the corresponding periods in 2002. These increases were primarily the result of increased capital expenditures placed in service in 2003.

Interest expense, net.    Interest expense, net, decreased $0.3 million, or 5.8%, and $0.4 million, or 4.9%, for the three- and six-month periods ended June 30, 2003, as compared with the corresponding periods in 2002. These decreases were attributable to a lower average outstanding balance and interest rate under our credit facility during 2003. At June 30, 2003, we had borrowings totaling $168.1 million outstanding at a weighted average annual interest rate of 8.5%. At June 30, 2002, we had borrowings totaling $175.1 million outstanding at a weighted average annual interest rate of 8.5%.

Other income, net.    Other income, net, increased $0.1 million and $0.2 million for the three- and six-month periods ended June 30, 2003, as compared with the corresponding periods in 2002.

Income tax provision and benefit.    We recorded an income tax provision of $2.5 million and a benefit of $0.4 million for the three- and six-month periods ended June 30, 2003, as compared with provisions of $4.7 million and $4.2 million during the corresponding periods in 2002. These decreases were principally the result of lower taxable income generated from our operations. Our estimated annualized effective tax rate was 41% for each period.

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

Liquidity and Capital Resources

Our sources of liquidity, in addition to cash from operations, include a secured revolving credit facility that expires in May 2004. We have reclassified the debt under this facility as due within one year. At June 30, 2003, $73.0 million was outstanding under this facility. Provisions of the facility require us to maintain certain ratios, including a leverage ratio, defined as the ratio of total debt to the preceding four quarters’ earnings before interest, taxes, depreciation and amortization, which limits the amount of total debt. Due to our results during the past several quarters, we did not comply with the leverage ratio covenant as of June 30, 2003. We obtained an amendment and waiver to the credit facility effective August 7, 2003, which waives compliance with the covenant requirement through October 15, 2003, and limits borrowings under the credit facility to $125 million through that date. We are currently pursuing a replacement credit facility with a group of lenders that we anticipate will increase the permissible leverage ratio for several quarters. We anticipate that a new credit facility, when combined with the net cash we expect to be provided by our operating activities, should be sufficient to meet our capital requirements and liquidity needs for at least the next 12 months. If we are unable to obtain a new credit facility by October 15, 2003 on acceptable terms, we may be required to obtain another waiver. Failure either to negotiate a replacement facility by October 15, 2003 or to obtain such a waiver, if necessary, could have a material adverse effect on our financial condition and liquidity.

Our 12.00% senior subordinated notes are outstanding in the aggregate principal amount of $95 million and have a maturity date of November 10, 2010. These notes: (1) are mandatorily repayable in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010; (2) are subordinated in right of payment to the indebtedness outstanding under the credit facility; (3) are guaranteed by our subsidiaries; and (4) require us to comply with covenants generally consistent with those required under the credit facility. We did not comply with the leverage ratio covenant contained in the note purchase agreement, as of June 30, 2003. Effective August 8, 2003, we obtained a waiver of the note purchase agreement, which waives compliance with the covenant requirement through the maturity of these notes or until such time as a default occurs under our secured revolving credit facility by reason of our failure to comply with the similar covenant contained in the credit facility at June 30, 2003. We have had preliminary discussions with the holders of these notes regarding amending the note agreement to increase the permissible leverage ratio to the same extent we are able to increase the similar ratio under any replacement credit facility. If we are unable to negotiate such an amendment, we may be required to obtain another waiver. Failure either to negotiate such an amendment or to obtain such a waiver, if necessary, could have a material adverse effect on our financial condition and liquidity.

Net income was $3.5 million for the three-month period ended June 30, 2003 and net loss was $0.5 million in the six-month period ended June 30, 2003, as compared to net income of $6.7 million and $6.0 million, excluding the noncash cumulative effect of the accounting change, in the three- and six-month periods ended June 30, 2002.

Cash Flow

Net cash provided by operating activities is generally the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $7.4 million in the first six months of 2003 decreased $3.5 million, or 32.2%, from the first six months of 2002. This decrease reflected lower operating profits, partially offset by lower interest, trade vendor and income tax payments.

Net cash used in investing activities of $10.2 million in the first six months of 2003 decreased $13.1 million, or 56.1%, from the net cash used in the first six months of 2002, primarily due to decreases in funds used for acquisitions. Net cash provided by financing activities of $6.4 million decreased $5.5 million, or 46.2%, from the net cash provided in the first six months of 2002, primarily as a result of lower financing required for acquisitions.

During the first six months of 2003, we experienced a decrease in working capital of $69.0 million, due primarily to the classification of the $73.0 outstanding balance under our revolving credit facility, which is scheduled to expire in May 2004, as a current obligation as of June 30, 2003. See note 9 to our condensed consolidated financial statements included in part I of this report for a discussion on our efforts to pursue a replacement facility.

We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (net of disposals). Free cash flow is a performance measure not prepared in accordance with generally accepted accounting principles (“GAAP”). Our management uses free cash flow in managing our business because we consider it to be an important indicator of our ability to service our debt and generate cash for acquisitions and other strategic investments. We believe free cash flow may provide users of our financial information additional meaningful comparisons between current results and results in prior operating periods. As a non-GAAP financial measure, free cash flow should be viewed in addition to, and not as an alternative for, our reported operating results or cash flow from operations or any other measure of performance prepared in accordance with GAAP.

Our historical net cash provided by operating activities and free cash flow is as follows (in thousands):

	Six Months Ended June 30
	2003	2002
	(unaudited)
Net cash provided by operating activities	$7,436	$10,973
Less: Purchases of property and equipment (net of disposals)	(4,330)	(4,208)

Free cash flow	$3,106	$6,765

Our cash and cash equivalents, which totaled $8.3 million at June 30, 2003, increased $3.6 million, or 76.8%, from December 31, 2002.

Acquisitions

In February 2003, we acquired Builders Redi-Mix Inc., which produces and distributes ready-mixed concrete in the greater Lansing, Michigan market. The purchase price was approximately $10.5 million, comprised of $5.8 million in cash, net of cash acquired, transaction costs of $0.4 million and 920,726 shares of common stock (valued at $4.3 million). The purchase price has been allocated to the fair value of property and equipment of $4.4 million, goodwill of $6.2 million and net assumed liabilities of $0.1 million (net of other current assets of $2.3 million).

Capital Resources

We have a $200 million secured revolving credit facility scheduled to expire in May 2004. We may use the facility for financing acquisitions and internal expansion of operations, working capital and general corporate purposes. At our option, we can borrow at alternative variable interest rates under the facility. We pay commitment fees on the unused portion of this facility at a current annual rate of 0.50%. At June 30, 2003, we had $73.0 million of outstanding borrowings under this facility. As of June 30, 2003, rates on the outstanding borrowings were as follows:

Outstanding Amount	Formula	Effective Rate
$73.0 million	LIBOR + 2.50%	3.86%

Our subsidiaries have fully and unconditionally guaranteed the repayment of all amounts owing under the facility, and we collateralized the facility with the capital stock and assets of our subsidiaries on a joint and several basis. The facility: (1) requires the consent of the lenders for acquisitions; (2) prohibits the payment of cash dividends on our common stock; (3) limits our ability to incur additional indebtedness; and (4) requires us to comply with financial covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness and a prohibition of cash dividends on our common stock. Our failure to comply with these covenants and restrictions would constitute an event of default under the facility. Due to our results during the past several quarters, we were not in compliance with the leverage ratio covenant contained in the credit facility as of June 30, 2003. We obtained an amendment and waiver to the credit facility effective August 7, 2003, which waives the covenant violation through October 15, 2003, and limits borrowings under the credit facility to $125 million through that date. We are currently negotiating a replacement credit facility with a group of lenders that we anticipate will relax this covenant for several quarters. We anticipate that a new credit facility, when combined with the net cash we expect to be provided by our operating activities, should be sufficient to meet our capital requirements and liquidity needs for at least the next 12 months. In the event we are unable to obtain a new credit facility by October 15, 2003 on commercially reasonable terms, depending upon operating results for the third quarter 2003, we may be required to obtain another waiver. Failure to negotiate a replacement credit facility by October 15, 2003 and, if necessary, failure to obtain such a waiver, could have a material adverse effect on our financial condition and liquidity.

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations and purchase agreements as of June 30, 2003 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Principal on long-term debt	$168.1	$73.0	$40.8	$27.2	$27.1
Interest on long-term debt (1)	51.3	5.7	29.3	11.4	4.9
Operating leases	37.6	5.3	24.1	6.9	1.3

Total	$257.0	$84.0	$94.2	$45.5	$33.3

(1)	Interest payments due under our 12% Senior Subordinated Notes.

In the normal course of business, we are currently contingently liable for performance under $9.6 million in performance bonds that various states and municipalities have required. The bonds are principally related to construction contracts, reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these bonds.

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

We have exposure to market risk from changes in interest rates for our debt instruments. Outstanding borrowings under our credit facility were $73.0 million at June 30, 2003. The weighted average interest rate under our credit facility was 3.86% as of June 30, 2003. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $730,000 ($431,000, net of tax), or $0.02 per share, on an annualized basis. Borrowings made under the revolving credit facility bear interest at variable rates based on the lenders’ prime lending rate or the applicable Eurodollar interest rate.

Our operations are subject to factors affecting the level of general construction activity, including the level of interest rates and availability of funds for construction. A significant decrease in the level of general construction activity in any of our market areas may have a material adverse effect on our sales and earnings.

Item 4.    Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

For information about litigation involving us, see note 11 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2.    Changes in Securities and Use of Proceeds

(c)    Unregistered Sales of Securities.

Between April 1, 2003 and June 30, 2003, we issued 93,258 shares of common stock in connection with post-closing adjustments and services provided in connection with acquisitions closed in prior quarters. We issued these shares without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering.

Item 4.    Submission of Matters to a Vote of Security Holders

1.      At the annual meeting of shareholders held April 29, 2003, our shareholders elected Eugene P. Martineau and T. William Porter as directors of U.S. Concrete, Inc. with terms expiring in 2006. Votes cast to elect Eugene P. Martineau were 20,827,597 for and 673,462 withheld. Votes cast to elect T. William Porter were 20,369,074 for and 1,131,985 withheld. Terms of office for continuing directors expire (1) in 2004 for Vincent D. Foster, John R. Colson and Mary P. Ricciardello and (2) in 2005 for Robert S. Walker and Murray S. Simpson. On April 29, 2003, Michael W. Harlan, William T. Albanese and Michael D. Mitschele resigned as members of our board of directors.

2.    At the annual meeting of shareholders held April 29, 2003, our shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of U.S. Concrete, Inc. for the year ending December 31, 2003. Votes cast to ratify PricewaterhouseCoopers LLP were 21,342,839 for and 65,815 withheld, with 92,405 abstentions and no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit Number		Description

3.1	*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2	*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3	*	—Certificate of Designations of Series A Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025) Exhibit 3.3).

4.1	*

—Amended and Restated Credit Agreement, dated as of August 31, 2001, the parties to which include U.S. Concrete, Inc., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).

4.2	*	—First Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.2).

4.3	*	—New Lender Acceptance, dated June 12, 2002, under Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3).

4.4	*	—Second Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.4).

4.5		—Third Amendment and Waiver to Exhibit 4.1.

4.6	*

—Note Purchase Agreement, dated November 10, 2000, the parties to which include U.S. Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).

4.7	*	—First Amendment to Exhibit 4.6 (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).

4.8	*	—Second Amendment to Exhibit 4.6 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.7).

4.9		—Waiver to Exhibit 4.6.

10.1		—Employment Agreement between U.S. Concrete and William T. Albanese.

10.2		—Employment Agreement between U.S. Concrete and Thomas J. Albanese.

10.3		—Employment Agreement between U.S. Concrete and Michael W. Harlan.

10.4		—Employment Agreement between U.S. Concrete and Eugene P. Martineau.

10.5		—First Amendment to Exhibit 10.4.

10.6		—Employment Agreement between U.S. Concrete and Michael D. Mitschele.

10.7		—Employment Agreement between U.S. Concrete and Donald C. Wayne.

10.8		—Employment Agreement between U.S. Concrete and Richard A. Williams.

31.1		—Rule 13a – 14(a)/15d – 14(a) certification by U.S. Concrete’s chief executive officer.

31.2		—Rule 13a – 14(a)/15d – 14(a) certification by U.S. Concrete’s chief financial officer.

32.1		—Section 1350 certification by U.S. Concrete’s chief executive officer.

32.2		—Section 1350 certification by U.S. Concrete’s chief financial officer.

*	Incorporated by reference to the filing indicated.

Reports on Form 8-K.

(b)	During the three months ended June 30, 2003, we filed the following reports on Form 8-K:
(1)	On May 1, 2003, U.S. Concrete furnished a report on Form 8-K relating to its financial information for the quarter ended March 31, 2003 as presented in a press release of May 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: August 13, 2003	By:	/s/ Michael W. Harlan
Michael W. Harlan Executive Vice President, Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2	*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3	*	—Certificate of Designations of Series A Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025) Exhibit 3.3).

4.1	*

—Amended and Restated Credit Agreement, dated as of August 31, 2001, the parties to which include U.S. Concrete, Inc., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).

4.2	*	—First Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.2).

4.3	*	—New Lender Acceptance, dated June 12, 2002, under Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3).

4.4	*	—Second Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.4).

4.5		—Third Amendment and Waiver to Exhibit 4.1.

4.6	*

—Note Purchase Agreement, dated November 10, 2000, the parties to which include U.S. Concrete, Inc., The Prudential Insurance Company of America, Metropolitan Life Insurance Company, Teachers Insurance & Annuity Association, Connecticut General Life Insurance Company, Allstate Life Insurance Company, Allstate Life Insurance Company of New York and Southern Farm Bureau Life Insurance Company (Form 10-K for the year ended December 31, 2000 (File No. 000-26025), Exhibit 4.4).

4.7	*	—First Amendment to Exhibit 4.6 (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).

4.8	*	—Second Amendment to Exhibit 4.6 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.7).

4.9		—Waiver to Exhibit 4.6.

10.1		—Employment Agreement between U.S. Concrete and William T. Albanese.

10.2		—Employment Agreement between U.S. Concrete and Thomas J. Albanese.

10.3		—Employment Agreement between U.S. Concrete and Michael W. Harlan.

10.4		—Employment Agreement between U.S. Concrete and Eugene P. Martineau.

10.5		—First Amendment to Exhibit 10.4.

10.6		—Employment Agreement between U.S. Concrete and Michael D. Mitschele.

10.7		—Employment Agreement between U.S. Concrete and Donald C. Wayne.

10.8		—Employment Agreement between U.S. Concrete and Richard A. Williams.

31.1		—Rule 13a – 14(a)/15d – 14(a) certification by U.S. Concrete’s chief executive officer.

31.2		—Rule 13a – 14(a)/15d – 14(a) certification by U.S. Concrete’s chief financial officer.

32.1		—Section 1350 certification by U.S. Concrete’s chief executive officer.

32.2		—Section 1350 certification by U.S. Concrete’s chief financial officer.

*	Incorporated by reference to the filing indicated.