Form 10-Q
period 2003-09-30
US CONCRETE INC
filed 2003-11-14
CIK 1073429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes ☑ No ☐

As of the close of business on November 13, 2003, U.S. Concrete, Inc. had 28,560,407 shares of its common stock issued and outstanding.

U.S. CONCRETE, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)	(derived from audited financial statements)
ASSETS
Current assets:
Cash and cash equivalents	$5,586	$4,685
Trade accounts receivable, net	79,935	59,224
Inventories, net (Note 4)	18,131	21,044
Deferred income taxes	3,209	4,188
Prepaid expenses and other current assets	9,481	9,715

Total current assets	116,342	98,856

Property, plant and equipment, net	120,472	117,199
Goodwill, net (Note 5)	165,233	157,364
Other assets	4,187	4,943

Total assets	$406,234	$378,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt (Note 9)	$67,039	$56
Accounts payable and accrued liabilities	63,654	51,742

Total current liabilities	130,693	51,798

Long-term debt, net of current maturities (Note 9)	95,000	161,752
Other long-term liabilities	844	466
Deferred income taxes	7,094	2,501

Total liabilities	233,631	216,517

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock	29	27
Additional paid-in capital	164,033	157,276
Retained earnings	10,293	4,542
Unearned deferred compensation	(1,752)	—

Total stockholders’ equity	172,603	161,845

Total liabilities and stockholders’ equity	$406,234	$378,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Sales	$140,885	$144,061	$350,562	$389,148
Cost of goods sold	112,674	113,585	288,653	311,075

Gross profit	28,211	30,476	61,909	78,073
Selling, general and administrative expenses	10,689	12,172	31,619	35,910
Depreciation, depletion and amortization	3,278	2,680	9,016	7,947

Income from operations	14,244	15,624	21,274	34,216
Interest expense, net	4,128	4,337	12,407	13,040
Other income, net	314	82	718	389

Income before income taxes and cumulative effect of accounting change	10,430	11,369	9,585	21,565
Income tax provision	4,186	4,662	3,834	8,842

Net income before cumulative effect of accounting change	6,244	6,707	5,751	12,723
Cumulative effect of accounting change, net of tax of $12,297	—	—	—	(24,328)

Net income (loss)	$6,244	$6,707	$5,751	$(11,605)

Basic and diluted net income per share before cumulative effect of accounting change	$0.22	$0.25	$0.21	$0.47
Cumulative effect of accounting change	—	—	—	(0.90)

Basic and diluted net income (loss) per share	$0.22	$0.25	$0.21	$(0.43)

Basic common shares outstanding	28,172	26,896	27,947	26,799

Diluted common shares outstanding	28,265	26,896	28,002	26,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30
	2003	2002
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,751	$(11,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of accounting change	—	24,328
Depreciation, depletion and amortization	9,016	7,947
Provision for doubtful accounts	680	1,553
Provision to write down inventories	1,137	—
Debt issuance cost amortization	1,142	1,015
Net (gain) loss on sale of property, plant and equipment	(26)	15
Deferred income taxes	5,141	3,336
Stock-based compensation	88	—
Changes in operating assets and liabilities, net of acquisitions	(9,260)	(7,212)

Net cash provided by operating activities	13,669	19,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $2,401 and $851	(6,878)	(12,379)
Payments for acquisitions, net of cash received of $1,081 and $0	(5,814)	(17,064)
Other investing activities	(581)	(2,192)

Net cash used in investing activities	(13,273)	(31,635)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	257	9,359
Repayments of borrowings	(26)	(37)
Proceeds from issuances of common stock	640	676
Debt issuance costs	(366)	(168)

Net cash provided by financing activities	505	9,830

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	901	(2,428)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,685	7,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,586	$4,699

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock issued to employees	$1,840	$0
Common stock and stock options issued in connection with acquisitions	$4,331	$293

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

The consolidated financial statements include the accounts of U.S. Concrete and its subsidiaries and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the SEC’s rules and regulations, although U.S. Concrete believes that the disclosures are adequate to make the information presented not misleading. You should read these unaudited condensed consolidated financial statements together with the consolidated financial statements and related notes in U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2002. In the opinion of U.S. Concrete, all adjustments necessary to present fairly the information in its unaudited condensed consolidated financial statements have been included. Operating results for the three-and nine-month periods ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

U.S. Concrete has made certain reclassifications to prior period amounts to conform to the current period presentation. These reclassifications did not have an impact on U.S. Concrete’s results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES

U.S. Concrete has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FASB Interpretation No. 45 generally requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation applies to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have an impact on U.S. Concrete’s consolidated financial position, results of operations or cash flows.

On January 1, 2003, U.S. Concrete adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of that fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the underlying asset and depreciated over the estimated useful life of the asset. If the asset retirement obligation is settled for other than the carrying amount of the liability, U.S. Concrete will recognize a gain or loss on settlement. U.S. Concrete’s asset retirement obligations are reported in its accompanying consolidated balance sheets in other long-term liabilities. The adoption of this statement did not have a material impact on U.S. Concrete’s consolidated financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (“EITF”) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than on the date of an entity’s commitment to an exit plan. U.S. Concrete implemented SFAS No. 146 on January 1, 2003. The adoption of this statement did not have an impact on U.S. Concrete’s consolidated financial position, results of operations or cash flows.

Other than as described above, U.S. Concrete has not changed its accounting policies since December 31, 2002. For a description of these policies, refer to note 2 of the consolidated financial statements in U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2002.

3. STOCK-BASED COMPENSATION

U.S. Concrete accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Its consolidated statement of operations does not reflect any stock-based employee compensation cost for its stock option plans if options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net income (loss) and income (loss) per share as if U.S. Concrete had applied the fair value recognition provisions of SFAS No.123 related to its stock-based compensation plans for the three- and nine-month periods ended September 30, 2003 and 2002 (in thousands, except per share amounts).

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income (loss)	$6,244	$6,707	$5,751	$(11,605)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	24	—	37	—
Deduct: Total stock-based employee compensation expense calculated using the fair value method, net of related tax effects	(416)	(562)	(1,230)	(1,437)

Pro forma net income (loss)	$5,852	$6,145	$4,558	$(13,042)

Net income (loss) per share:
Reported basic and diluted	$0.22	$0.25	$0.21	$(0.43)
Pro forma basic and diluted	$0.21	$0.23	$0.16	$(0.49)

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Raw materials	$7,816	$8,151
Finished products and supplies	10,315	12,893

Total	$18,131	$21,044

During the third quarter of 2003, U.S. Concrete identified an inventory overstatement at one of its subsidiaries in its Atlantic Region. As a result, U.S. Concrete has reduced inventory by $2.5 million to account for this overstatement in the third quarter of 2003. Since the impact to U.S. Concrete’s 2001 and 2002 annual financial statements was not material, U.S. Concrete recorded an increase of $1.1 million, or $0.7 million net of tax, to cost of goods sold in the third quarter of 2003. The cost of goods sold, properly reflected in the respective prior periods, would have decreased annual net income for 2001 by $0.2 million and increased the annual net loss for 2002 by $0.5 million. U.S. Concrete reflected the remaining $1.4 million of the overstatement, which related to the acquisition date, as a $0.8 million increase in goodwill and a $0.6 million increase in deferred tax assets as of September 30, 2003 (see note 5).

5. GOODWILL

On January 1, 2002, U.S. Concrete adopted SFAS No. 142, “Goodwill and Other Intangibles.” This statement changed the accounting for goodwill and indefinite-lived intangible assets from an amortization approach to an impairment-only approach. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 were as follows (in thousands):

Amount
Balance at December 31, 2002	$157,364
Additions: Acquisitions and related adjustments	6,999
Issuance of contingent consideration	870

Balance at September 30, 2003	$165,233

5. GOODWILL (continued)

During the third quarter of 2003, U.S. Concrete increased goodwill by $0.8 million to correct an inventory overstatement related to the acquisition date of one of its subsidiaries in its Atlantic Region (see note 4). The $0.8 million increase in goodwill represents a correction of a $1.4 million overstatement of inventories in the opening balance sheet of that subsidiary and a $0.6 million increase of deferred tax assets established in the opening balance sheet related to the change in inventories. For a description of U.S. Concrete’s policies regarding goodwill, see note 2 to the consolidated financial statements in U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2002.

6. ACQUISITION

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

The following summarized unaudited pro forma consolidated financial information adjusts the historical consolidated financial information to reflect the assumption that this acquisition occurred on January 1, 2002 (in thousands, except per share amounts):

	Nine Months Ended September 30
	2003	2002
Sales	$350,858	$399,630
Net income before cumulative effect of accounting change	$5,665	$13,261
Net income (loss)	$5,665	$(11,067)
Basic and diluted income per share before cumulative effect of accounting change	$0.20	$0.48

Pro forma adjustments in these amounts primarily relate to:

•	contractual reductions in salaries, bonuses and benefits to employees and former owners of the acquired business;

•	elimination of sellers’ legal, accounting and other professional fees incurred in connection with the acquisition;

•	adjustments to depreciation expense to reflect the impact of the fair value adjustments of property and equipment;

•	adjustments to interest expense, net to reflect borrowings incurred to fund the acquisition; and

•	adjustments to the federal and state income tax provisions based on pro forma operating results.

The pro forma financial information does not purport to represent what the combined financial results of operations of U.S. Concrete actually would have been had this acquisition occurred when assumed and is not necessarily representative of its financial results of operations for any future period.

7. SHARES USED IN COMPUTING INCOME (LOSS) PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted average basis in calculating basic and diluted income (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Basic weighted average common shares outstanding	28,172	26,896	27,947	26,799
Effect of dilutive stock options and warrants	93	—	55	15

Diluted weighted average common shares outstanding	28,265	26,896	28,002	26,814

Options and warrants covering 3.1 million shares and 3.8 million shares for the three- and nine-month periods ended September 30, 2003 and 4.2 million shares and 3.5 million shares for the three- and nine-month periods ended September 30, 2002 were excluded from the computation of the income (loss) per share, as their effect would have been anti-dilutive.

8. RESTRUCTURING CHARGES

During the fourth quarter of 2002, U.S. Concrete implemented operational initiatives focusing on the realignment of the business in its North Texas and Memphis, Tennessee/Northern Mississippi markets, including termination of certain services in U.S. Concrete’s North Texas market. In connection with those initiatives, U.S. Concrete completed a restructuring plan that included severance for one employee, lease terminations, the disposal of assets, the write-down of certain equipment and other actions.

The reconciliation of the restructuring liability as of September 30, 2003 is as follows (in thousands):

	Liability at December 31, 2002	Cash paid In 2003	Liability at September 30, 2003
			(unaudited)
Severance costs	$90	$(90)	$—
Lease termination and other exit costs	191	(112)	79

Total	$281	$(202)	$79

The restructuring liability, totaling $0.1 million as of September 30, 2003, is included in current accrued liabilities in the accompanying consolidated balance sheet. During the first quarter of 2003, U.S. Concrete recognized a gain, totaling $0.3 million, related to the sale of assets that were impaired in the fourth quarter of 2002.

9. LONG-TERM DEBT AND LIQUIDITY

A summary of long-term debt is as follows (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Secured revolving credit facility	$67,000	$66,730
12.00% senior subordinated notes	95,000	95,000
Other	39	78

	162,039	161,808
Less: current maturities	(67,039)	(56)

Long-term debt, net of current maturities	$95,000	$161,752

U.S. Concrete has a bank-financed $100 million secured revolving credit facility which is scheduled to expire in May 2004. At the time of each borrowing, U.S. Concrete selects an interest rate for that borrowing at a specified margin above either prime or LIBOR. Commitment fees at a current annual rate of 0.50% are paid on the unused portion of this facility. At September 30, 2003, $67.0 million was outstanding under this credit facility at a weighted average rate of 3.9% per annum.

The credit agreement contains covenants that place limitations on incurring certain indebtedness, prepaying indebtedness, paying dividends, purchasing treasury stock and making capital expenditures, acquisitions and investments. The provisions of the secured revolving credit facility also require U.S. Concrete to maintain certain ratios as of the end of each quarter, including leverage, fixed coverage and asset coverage ratios. Effective as of October 15, 2003, U.S. Concrete entered into a fourth amendment to its secured revolving credit facility to, among other things, reduce the commitment from $200 million to $100 million and to increase the permissible total leverage ratio and decrease the minimum fixed charge coverage ratio. This amendment will remain in effect through the maturity of the credit facility on May 28, 2004. U.S. Concrete is currently in compliance with these amended covenants. At September 30, 2003, U.S. Concrete had $33.0 million of remaining capacity under this facility, of which it could borrow $4.9 million based on its leverage ratio at that date. In August 2003, U.S. Concrete announced its intention to replace the current credit facility. U.S. Concrete is pursuing a replacement credit facility that, when combined with the net cash it expects to be provided by its operating activities, should be sufficient to meet its capital requirements and liquidity needs for at least the next 12 months. Failure to obtain a replacement credit facility by May 28, 2004 could have a material adverse effect on U.S. Concrete’s financial condition and liquidity.

9. LONG-TERM DEBT AND LIQUIDITY (continued)

U.S. Concrete’s 12.00% senior subordinated notes are outstanding in the aggregate principal amount of $95 million, have a maturity date of November 10, 2010 and are mandatorily repayable in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010. These notes are subordinated in right of payment to the indebtedness outstanding under the credit facility, are guaranteed by the subsidiaries of U.S. Concrete and require U.S. Concrete to comply with covenants generally consistent with those required under the credit facility. Effective as of October 15, 2003, U.S. Concrete entered into a third amendment to the note purchase agreement to, among other things, increase the permissible total leverage ratio for the third and fourth quarters in 2003 and the first quarter of 2004.

For the nine months ended September 30, U.S. Concrete’s interest payments were approximately $11.8 million in 2003 and $11.7 million in 2002.

10. INCOME TAXES

For each interim reporting period, U.S. Concrete estimates the effective tax rate expected for the full fiscal year. The rate so determined is used in providing U.S. Concrete’s income taxes on a current year-to-date basis. For the nine months ended September 30, U.S. Concrete’s effective income tax rate was 40% for 2003 and 41% for 2002. The effective income tax rates for the first nine months of 2003 and 2002 differed from the federal statutory rate of 35% due primarily to state income taxes.

For the nine months ended September 30, U.S. Concrete’s income tax payments were $0.2 million in 2003 and $2.9 million in 2002.

11. RESTRICTED STOCK

Shares of restricted common stock issued pursuant to U.S. Concrete’s 1999 Incentive Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, the plan participants are entitled to vote and receive dividends on their restricted shares. Upon issuance of the common stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period.

During the first quarter of 2003, U.S. Concrete awarded to certain key employees 97,561 restricted shares of common stock (valued at $0.4 million). The awards are subject to vesting requirements. The value of this stock was established by the market price on the date of grant and was recorded as unearned deferred compensation. The unearned deferred compensation is reflected as a reduction in stockholders’ equity on the consolidated balance sheet and is being amortized ratably over the applicable restricted stock vesting period of five years.

On August 22, 2003, U.S. Concrete offered eligible employees the opportunity to exchange their outstanding stock options, with an exercise price of $8.00 or more, for restricted shares of U.S. Concrete’s common stock, at an exchange ratio of one share of restricted stock for every three option shares tendered. As restricted stock, the shares are subject to forfeiture and other restrictions until they vest. Regardless of the vesting schedule of the eligible options offered for exchange, the restricted stock granted in the offer vests over three years in equal annual installments on September 22 of each year, beginning September 22, 2004, assuming the employee continues to meet the requirements for vesting. On September 22, 2003, U.S. Concrete accepted for exchange and canceled eligible options to purchase an aggregate of 859,140 shares of its common stock, representing approximately 93% of the 921,754 options that were eligible to be tendered in the offer as of the expiration date. Under the terms of the offer, U.S. Concrete granted an aggregate of 286,381 restricted shares of its common stock, or approximately $1.4 million in value, in exchange for the tendered eligible options. The value of this stock was established by the market price on the date of the grant and was recorded as a reduction in stockholders’ equity in unearned deferred compensation in the accompanying balance sheet. This restricted stock issuance will require U.S. Concrete to recognize a non-cash stock compensation charge of approximately $0.5 million per year over the three-year vesting period of the restricted stock. U.S. Concrete is required to account for the remaining 62,614 eligible options that were not exchanged under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is $8.12. In the future, to the extent that U.S. Concrete’s stock price exceeds an option’s exercise price, the difference will be recorded as a non-cash compensation charge, with an offset to additional paid-in capital. No charges have been recorded with respect to these options under variable plan accounting through September 30, 2003.

As of September 30, 2003 and 2002, the outstanding shares of restricted stock totaled 388,542 and 0, respectively. With respect to all restricted stock, U.S. Concrete recognized stock compensation expense of approximately $40,000 and $62,000 for the three- and nine-month periods ended September 30, 2003, respectively and $0 for each of the three- and nine-month periods ended September 30, 2002.

12. COMMITMENTS AND CONTINGENCIES

Bay-Crete Transportation & Materials, LLC alleges in a lawsuit it filed on July 11, 2000 in a California state court against U.S. Concrete’s subsidiary, Central Concrete Supply Co. Inc. (“Central”), and U.S. Concrete that it possesses beneficiary rights under a 1983 contract to purchase annually up to 200,000 cubic yards of ready-mixed concrete from Central until March 30, 2082. Under that contract, the purchase price would consist of Central’s direct materials costs and an overhead fee. Bay-Crete alleges that U.S. Concrete breached that contract by refusing to acknowledge Bay-Crete’s rights as a beneficiary of that contract. It is seeking alleged damages of $500 million of lost profits spread over the next 79 years. Central has pending a cross-complaint seeking (1) declaratory relief for a determination that Bay-Crete is not entitled to use the contract and (2) damages for improper conduct by Bay-Crete, the general manager of Bay-Crete and a member of Bay-Crete for making demands under the contract in violation of an order of a United States bankruptcy court. U.S. Concrete and Central believe they have meritorious defenses to Bay-Crete’s claim and intend to vigorously defend this suit.

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

U.S. Concrete has agreements that provide indemnification of present and former officers and directors for certain events or occurrences while they hold office. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete has a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid. All except one of the indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, U.S. Concrete believes the estimated value of its obligations under these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of September 30, 2003.

U.S. Concrete is party to agreements that require it to provide indemnification in certain instances when it acquires businesses and real estate, and in the ordinary course of business with its customers, suppliers and service providers.

U.S. Concrete has guaranteed a residual value on certain equipment operating leases. U.S. Concrete guarantees the difference between this residual value and the fair market value of the underlying asset at the date of termination of the leases. At September 30, 2003, the maximum guaranteed residual value would have been approximately $0.6 million. U.S. Concrete believes that no significant payments will be made as a result of the difference between the fair market value of the leased equipment and the guaranteed residual value. However, there can be no assurance that future significant payments will not be required.

U.S. Concrete has entered into various employment agreements with certain executives which provide for compensation and certain other benefits and for severance payments under certain circumstances. In addition, certain employment agreements contain clauses which become effective upon a change of control of U.S. Concrete. Upon any of the defined events in the various employment agreements, U.S. Concrete will pay certain amounts to the employee, which varies with the level of the employee’s responsibility.

12. COMMITMENTS AND CONTINGENCIES (continued)

Certain of U.S. Concrete’s subsidiaries are parties to various collective bargaining agreements with their employees. The agreements require such subsidiaries to pay specified wages and provide certain benefits to their union employees. These agreements expire at various times.

U.S. Concrete is subject to audit by tax authorities for varying periods in various federal, state and local tax jurisdictions. Disputes arise during the course of such audits as to facts and matters of law.

U.S. Concrete has issued a $50,000 letter of credit to a municipality in connection with its obligation to perform reclamation services on closure of its aggregates quarry site.

In the normal course of business, U.S. Concrete is currently contingently liable for performance under $7.7 million in performance bonds that various states and municipalities have required. The bonds are principally related to construction contracts, reclamation obligations and mining permits. U.S. Concrete has indemnified the underwriting insurance company against any exposure under the performance bonds. In U.S. Concrete’s past experience, no material claims have been made against these bonds.

The following are U.S. Concrete’s contractual commitments associated with its indebtedness and lease obligations and purchase agreements as of September 30, 2003 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Principal of long-term debt	$162.0	$67.0	$27.1	$27.2	$40.7
Interest on long-term debt (1)	48.4	11.4	18.7	12.2	6.1
Operating leases	36.3	10.4	14.9	7.9	3.1

Total	$246.7	$88.8	$60.7	$47.3	$49.9

(1)	Interest payments due under U.S. Concrete’s 12% Senior Subordinated Notes.

13. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of U.S. Concrete’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIEs that are deemed significant, even if consolidation is not required. As U.S. Concrete does not maintain any VIEs, the adoption of FIN 46, effective January 1, 2004 for entities acquired before February 1, 2003, is not expected to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on U.S. Concrete’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 provides that certain financial instruments having characteristics of both liabilities and equity are to be classified as liabilities. This statement was effective July 1, 2003 for existing financial instruments and May 31, 2003 for new or modified financial instruments. As U.S. Concrete does not have any financial instruments that qualify under this statement, the adoption of SFAS No. 150 did not have a material impact on its consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading “Cautionary Statement Concerning Forward-looking Statements” following Items 1 and 2 of Part I of our annual report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”), and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Future Operating Results” in Item 7 of Part II of the 2002 10-K. For a discussion of our other commitments, related-party transactions, our critical accounting policies, new accounting pronouncements and inflation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of the 2002 10-K.

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

We purchased one business in the nine months ended September 30, 2003.

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

During the nine months ended September 30, 2003, there were no changes in the application of our critical accounting policies presented in the 2002 10-K, except for the adoption of the provisions in Financial Accounting Standards Board (“FASB”) Interpretation No. 45 related to guarantees and Statement of Financial Accounting Standards (“SFAS”) No. 143 related to asset retirement obligations and the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The adoption of these new standards did not have a material impact on our consolidated financial statements. For further discussion of our accounting policies, see note 2 (Significant Accounting Policies) to our condensed consolidated financial statements in Part I of this report.

New Accounting Pronouncements

In the first nine months of 2003, the FASB issued three new accounting pronouncements, which we describe in note 13 in Part I of this report. We do not expect these pronouncements will have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

The following table sets forth selected historical consolidated statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2003		2002		2003		2002
	(unaudited)				(unaudited)
Sales	$140,885	100.0%	$144,061	100.0%	$350,562	100.0%	$389,148	100.0%
Cost of goods sold	112,674	80.0	113,585	78.8	288,653	82.4	311,075	80.0

Gross profit	28,211	20.0	30,476	21.2	61,909	17.6	78,073	20.0
Selling, general and administrative expenses	10,689	7.6	12,172	8.5	31,619	9.0	35,910	9.2
Depreciation, depletion and amortization	3,278	2.3	2,680	1.9	9,016	2.6	7,947	2.0

Income from operations	14,244	10.1	15,624	10.8	21,274	6.0	34,216	8.8
Interest expense, net	4,128	2.9	4,337	3.0	12,407	3.5	13,040	3.4
Other income, net	314	0.2	82	0.1	718	0.2	389	0.1

Income before taxes and cumulative effect of accounting change	10,430	7.4	11,369	7.9	9,585	2.7	21,565	5.5
Income tax provision	4,186	3.0	4,662	3.2	3,834	1.1	8,842	2.2

Income before cumulative effect of accounting change	6,244	4.4	6,707	4.7	5,751	1.6	12,723	3.3
Cumulative effect of accounting change	—	—	—	—	—	—	(24,328)	(6.3)

Net income (loss)	$6,244	4.4%	$6,707	4.7%	$5,751	1.6%	$(11,605)	(3.0)%

Sales. Sales decreased $3.2 million, or 2.2%, and $38.6 million, or 9.9%, for the three- and nine-month periods ended September 30, 2003, as compared with the corresponding periods in 2002. The decrease in the third quarter of 2003 was primarily attributable to a 5.8% decrease in ready-mixed concrete volumes as a result of a general decline in total construction activity in most of our markets and the termination of certain services in our North Texas operation during the fourth quarter of 2002.

Cost of goods sold. Cost of goods sold decreased $0.9 million, or 0.8%, and $22.4 million, or 7.2%, for the three- and nine-month periods ended September 30, 2003, as compared with the corresponding periods in 2002. These decreases are primarily attributable to lower ready-mixed concrete volumes, partially offset by a $1.1 million write-down of inventory due to an overstatement at one of our subsidiaries in our Atlantic Region. See “—Recent Events” below for a discussion of this inventory adjustment.

Gross profit. Gross profit decreased $2.3 million, or 7.4%, and $16.2 million, or 20.7%, for the three- and nine-month periods ended September 30, 2003, as compared with the corresponding periods in 2002. Gross margins decreased from 21.2% in the three months ended September 30, 2002 to 20.0% in the three months ended September 30, 2003. Gross margins decreased from 20.0% in the nine months ended September 30 2002 to 17.6% in the nine months ended September 30, 2003. These decreases resulted from lower plant and delivery productivity, which was primarily attributable to a decrease in ready-mixed concrete volumes and a $1.1 million write-down of inventory due to an overstatement at one of our subsidiaries in our Atlantic Region. See “—Recent Events” below for a discussion of this inventory adjustment.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.5 million, or 12.2%, and $4.3 million, or 11.9%, for the three- and nine-month periods ended September 30, 2003, as compared with the corresponding periods in 2002. These decreases were primarily attributable to decreases in office and communication costs, bad debt expense, professional fees and lower incentive compensation expense, which is linked to operating profitability.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.6 million, or 22.3%, and $1.1 million, or 13.5%, for the three- and nine-month periods ended September 30, 2003, as compared with the corresponding periods in 2002. These increases were primarily the result of increased capital expenditures placed in service in 2003.

Interest expense, net. Interest expense, net, decreased $0.2 million, or 4.8%, and $0.6 million, or 4.9%, for the three- and nine-month periods ended September 30, 2003, as compared with the corresponding periods in 2002. These decreases were attributable to a lower average outstanding balance and lower interest rates under our credit facility during 2003. At September 30, 2003, we had borrowings totaling $162.0 million outstanding at a weighted average annual interest rate of 8.7%. At September 30, 2002, we had borrowings totaling $173.1 million outstanding at a weighted average annual interest rate of 8.6%.

Other income, net. Other income, net, increased $0.2 million and $0.3 million for the three- and nine-month periods ended September 30, 2003, as compared with the corresponding periods in 2002.

Income tax provision and benefit. We recorded an income tax provision of $4.2 million and $3.8 million for the three- and nine-month periods ended September 30, 2003, as compared with provisions of $4.7 million and $8.8 million during the corresponding periods in 2002. These decreases were principally the result of lower taxable income generated from our operations and a lower effective tax rate in the three- and nine-month periods ended September 30, 2003.

Cumulative effect of accounting change. Under SFAS No. 142, we recorded a transitional goodwill impairment charge of $36.6 million ($24.3 million, net of tax) presented as a cumulative effect of accounting change, effective January 1, 2002. This impairment charge is attributable to two reporting units, our divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi.

Liquidity and Capital Resources

Our sources of liquidity, in addition to cash from operations, include a secured revolving credit facility that expires in May 2004. We have reclassified the debt under this facility as due within one year. At September 30, 2003, $67.0 million was outstanding under this facility. Provisions of the facility require us to maintain certain ratios, including a leverage ratio, defined as the ratio of total debt to the preceding four quarters’ earnings before interest, taxes, depreciation and amortization, which limits the amount of total debt. Effective as of October 15, 2003, we entered into a fourth amendment to our credit facility to, among other things, reduce the commitment from $200 million to $100 million and increase the permissible total leverage ratio and decrease the minimum fixed charge coverage ratio. We are currently in compliance with these amended covenants. This amendment will remain in effect through the maturity of the credit facility on May 28, 2004. We are pursuing a replacement credit facility that, when combined with the net cash we expect to be provided by our operating activities, should be sufficient to meet our capital requirements and liquidity needs for at least the next 12 months. Failure to obtain a replacement credit facility by May 28, 2004 could have a material adverse effect on our financial condition and liquidity.

Our 12.00% senior subordinated notes are outstanding in the aggregate principal amount of $95 million and have a maturity date of November 10, 2010. These notes: (1) are mandatorily repayable in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010; (2) are subordinated in right of payment to the indebtedness outstanding under the credit facility; (3) are guaranteed by our subsidiaries; and (4) require us to comply with covenants generally consistent with those required under the credit facility. Effective as of October 15, 2003, we entered into a third amendment to the note purchase agreement to, among other things, increase the permissible total leverage ratio for the third and fourth quarters in 2003 and the first quarter of 2004. The ratio resets in the second quarter of 2004, and we expect to be in compliance with that ratio at that time.

Net income was $6.2 million and $5.8 million for the three- and nine-month periods ended September 30, 2003, as compared to net income of $6.7 million and $12.7 million, excluding the cumulative effect of the accounting change, in the three- and nine-month periods ended September 30, 2002.

Cash Flow

Net cash provided by operating activities is generally the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $13.7 million in the first nine months of 2003 decreased $5.7 million, or 29.5%, from the first nine months of 2002. This decrease reflected lower operating profits, partially offset by lower trade vendor and income tax payments.

Net cash used in investing activities of $13.3 million in the first nine months of 2003 decreased $18.4 million, or 58.0%, from the net cash used in the first nine months of 2002, primarily due to decreases in funds used for acquisitions. Net cash provided by financing activities of $0.5 million decreased $9.3 million, or 94.9%, from the net cash provided in the first nine months of 2002, primarily as a result of lower financing required for acquisitions.

During the first nine months of 2003, we experienced a decrease in working capital of $61.4 million, due primarily to the classification of the $67.0 outstanding balance under our revolving credit facility, which is scheduled to expire in May 2004, as a current obligation as of September 30, 2003.

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

Our historical net cash provided by operating activities and free cash flow is as follows (in thousands):

	Nine Months Ended September 30
	2003	2002
	(unaudited)
Net cash provided by operating activities	$13,669	$19,377
Less: Purchases of property and equipment (net of disposals)	(6,878)	(12,379)

Free cash flow	$6,791	$6,998

Our cash and cash equivalents, which totaled $5.6 million at September 30, 2003, increased $0.9 million, or 19.2%, from December 31, 2002.

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

Capital Resources

We have a $100 million secured revolving credit facility scheduled to expire in May 2004. We may use the facility for financing acquisitions and internal expansion of operations, working capital and general corporate purposes. At our option, we can borrow at alternative variable interest rates under the facility. We pay commitment fees on the unused portion of this facility at a current annual rate of 0.50%. At September 30, 2003, we had $67.0 million of outstanding borrowings under this facility. As of September 30, 2003, rates on the outstanding borrowings were as follows:

Outstanding Amount	Formula	Effective Rate
$67.0 million	LIBOR + 2.50%	3.93%

Our subsidiaries have fully and unconditionally guaranteed the repayment of all amounts owing under the facility, and we collateralized the facility with the capital stock and assets of our subsidiaries on a joint and several basis. The facility: (1) requires the consent of the lenders for acquisitions; (2) prohibits the payment of cash dividends on our common stock; (3) limits our ability to incur additional indebtedness; and (4) requires us to comply with financial covenants, including leverage ratios, an asset coverage ratio, a minimum net worth calculation, a limitation on additional indebtedness and a prohibition of cash dividends on our common stock. We are currently pursuing a replacement credit facility and we anticipate that a new credit facility, when combined with the net cash we expect to be provided by our operating activities, should be sufficient to meet our capital requirements and liquidity needs for at least the next 12 months. Failure to obtain a replacement credit facility by May 28, 2004 could have a material adverse effect on our financial condition and liquidity.

At September 30, 2003, our total debt to equity ratio was 48.4%, compared to 49.3% at September 30, 2002. The decline was primarily due to lower debt levels.

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations and purchase agreements as of September 30, 2003 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Principal of long-term debt	$162.0	$67.0	$27.1	$27.2	$40.7
Interest on long-term debt (1)	48.4	11.4	18.7	12.2	6.1
Operating leases	36.3	10.4	14.9	7.9	3.1

Total	$246.7	$88.8	$60.7	$47.3	$49.9

(1)	Interest payments due under our 12% Senior Subordinated Notes.

In the normal course of business, we are currently contingently liable for performance under $7.7 million in performance bonds that various states and municipalities have required. The bonds are principally related to construction contracts, reclamation obligations and mining permits. We have indemnified the underwriting insurance company against any exposure under the performance bonds. In our past experience, no material claims have been made against these bonds.

Recent Events

Our results for the three and nine months ended September 30, 2003 include the correction of a $2.5 million inventory overstatement we identified at one of our subsidiaries in our Atlantic Region. Since the impact to our 2001 and 2002 annual financial statements was not material, we have recorded an increase of $1.1 million, or $0.7 million net of tax, to cost of goods sold in the third quarter of 2003. The cost of goods sold, properly reflected in the respective prior periods, would have decreased annual net income for 2001 by $0.2 million and increased the annual net loss for 2002 by $0.5 million. We reflected the remaining $1.4 million of the overstatement, which related to the acquisition date, as a $0.8 million increase in goodwill and a $0.6 million increase in deferred tax assets as of September 30, 2003. For a description of our policies regarding goodwill, see note 2 to the consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2002.

We identified the inventory overstatement issue in the third quarter of this year following the departure of the subsidiary’s controller. We subsequently appointed an accounting officer from our Atlantic Region as acting controller at that subsidiary and, following that officer’s identification of the issue, we began assessing the magnitude of the overstatement. In conjunction with that assessment, we also undertook an internal investigation to determine the cause and timing of events that led to the overstatement. Following the completion of our investigation, a review was conducted by outside legal counsel, under the direction of the Audit Committee of our Board of Directors. Our internal investigation, supported by this review, determined that certain accounting policies and procedures were not followed at that subsidiary. As a result of that investigation, we have increased our inventory controls and oversight of the accounting function at that subsidiary and taken appropriate personnel action.

In addition to the actions taken to address this specific issue, our management has recommended to the Audit Committee that we change the lines of reporting for our subsidiary controllers and other accounting personnel at our operating subsidiaries. Specifically, management recommended that such personnel should report directly to our corporate controller, rather than to local operating management. Our Board of Directors, upon recommendation from management and the Audit Committee, has approved this change, and we expect to implement this change throughout our operating subsidiaries in the fourth quarter of this year. In addition, we are also in the process of developing other enhancements to our overall system of internal controls in conjunction with our preparation for compliance with the SEC’s recently adopted rules under Section 404 of the Sarbanes-Oxley Act of 2002.

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

We have exposure to market risk from changes in interest rates for our debt instruments. Outstanding borrowings under our credit facility were $67.0 million at September 30, 2003. The weighted average interest rate under our credit facility was 3.93% as of September 30, 2003. A change of one percent in the interest rate would cause a change in interest expense on these outstanding borrowings of approximately $670,000 ($402,000, net of tax), or $0.01 per share, on an annualized basis. Borrowings made under the revolving credit facility bear interest at variable rates based on the lenders’ prime lending rate or the applicable Eurodollar interest rate.

Our operations are subject to factors affecting the level of general construction activity, including the level of interest rates and availability of funds for construction. A significant decrease in the level of general construction activity in any of our market areas may have a material adverse effect on our sales and earnings.

Item 4. Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the period covered by this report, we identified an inventory overstatement at one of our subsidiaries in our Atlantic Region, and took appropriate action to address the weakness in our disclosure controls and procedures and internal control over financial reporting at that subsidiary which led to this overstatement, and to ensure the future effectiveness of those controls and procedures. In particular, we have increased our inventory controls and oversight of the accounting function at this subsidiary and taken appropriate personnel actions. There have been no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events” for information on this matter.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see note 12 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description

3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3*	—Certificate of Designations of Series A Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025) Exhibit 3.3).

4.1*

—Amended and Restated Credit Agreement, dated as of August 31, 2001, the parties to which include U.S. Concrete, Inc., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).

4.2*	—First Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.2).

4.3*	—New Lender Acceptance, dated June 12, 2002, under Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3).

4.4*	—Second Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.4).

4.5*	—Third Amendment and Waiver to Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 4.5).

4.6	—Fourth Amendment to Exhibit 4.1

4.7*

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

4.8*	—First Amendment to Exhibit 4.6 (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).

4.9*	—Second Amendment to Exhibit 4.6 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.7).

4.10	—Third Amendment to Exhibit 4.7.

31.1	—Rule 13a – 14(a)/15d – 14(a) certification by U.S. Concrete’s chief executive officer.

31.2	—Rule 13a – 14(a)/15d – 14(a) certification by U.S. Concrete’s chief financial officer.

32.1	—Section 1350 certification by U.S. Concrete’s chief executive officer.

32.2	—Section 1350 certification by U.S. Concrete’s chief financial officer.

*	Incorporated by reference to the filing indicated.

Reports on Form 8-K.

(b) During the three months ended September 30, 2003, we furnished the following report on Form 8-K:

(1) On August 12, 2003, U.S. Concrete furnished a report on Form 8-K relating to its financial information for the quarter ended June 30, 2003, as presented in a press release of August 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: November 14, 2003	By:	/s/ Michael W. Harlan

Michael W. Harlan
Executive Vice President, Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3*	—Certificate of Designations of Series A Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025) Exhibit 3.3).

4.1*

—Amended and Restated Credit Agreement, dated as of August 31, 2001, the parties to which include U.S. Concrete, Inc., the Guarantors named therein, the Lenders named therein, JPMorgan Chase Bank, as administrative agent (Form 10-Q for the quarter ended September 30, 2001 (File No. 000-26025), Exhibit 4.1).

4.2*	—First Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.2).

4.3*	—New Lender Acceptance, dated June 12, 2002, under Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2002 (File No. 000-26025), Exhibit 4.3).

4.4*	—Second Amendment to Exhibit 4.1 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.4).

4.5*	—Third Amendment and Waiver to Exhibit 4.1 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 4.5).

4.6	—Fourth Amendment to Exhibit 4.1

4.7*

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

4.8*	—First Amendment to Exhibit 4.6 (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).

4.9*	—Second Amendment to Exhibit 4.6 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.7).

4.10	—Third Amendment to Exhibit 4.7.

31.1	—Rule 13a – 14(a)/15d – 14(a) certification by U.S. Concrete’s chief executive officer.

31.2	—Rule 13a – 14(a)/15d – 14(a) certification by U.S. Concrete’s chief financial officer.

32.1	—Section 1350 certification by U.S. Concrete’s chief executive officer.

32.2	—Section 1350 certification by U.S. Concrete’s chief financial officer.

*	Incorporated by reference to the filing indicated.