Form 10-K
period 2003-12-31
US CONCRETE INC
filed 2004-03-15
CIK 1073429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 000-26025

U. S. CONCRETE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0586680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2925 Briarpark, Suite 500, Houston, Texas 77042

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (713) 499-6200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001	Nasdaq National Market
(Title of class)	(Name of exchange on which registered)

Rights to Purchase Series A Junior

Participating Preferred Stock

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, there were 28,274,426 shares of common stock, par value $.001 per share, of the registrant issued and outstanding, 21,645,497 of which, having an aggregate market value of $83,118,709 based on the closing market price of $3.84 per share of the common stock of the registrant reported on the Nasdaq National Market on that date, were held by non-affiliates of the registrant. As of March 10, 2004, there were 28,661,954 shares of common stock, par value $.001 per share, of the registrant issued and outstanding. For purposes of the above statements only, all directors and executive officers of the registrant are assumed to be affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement related to the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

Statements we make in this Annual Report on Form 10-K which express a belief, expectation or intention, as well as those that are not historical facts, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the heading “Cautionary Statement Concerning Forward-Looking Statements” following Item 1 in this report.

PART I

Item 1.    Business

General

U.S. Concrete is a major producer of ready-mixed concrete and related concrete products in select markets in the United States. We believe we are among the leading producers of ready-mixed concrete in substantially all the markets in which we have ready-mixed operations. Ready-mixed concrete is an important building material that is used in the vast majority of commercial, residential and public works construction projects.

The principal states in which we operate are California (44% of 2003 net sales), New Jersey (17% of 2003 net sales), Michigan (12% of 2003 net sales) and Texas (9% of 2003 net sales).

As of March 10, 2004, we had 89 fixed and eight portable ready-mixed concrete plants, eight precast concrete plants, three concrete block plants and one aggregates quarry. During 2003, these facilities produced approximately 5.0 million cubic yards of ready-mixed concrete, 7.5 million eight-inch equivalent block units and 1.0 million tons of aggregates. We derived approximately 78% of our 2003 revenues from the sale of ready-mixed concrete and the remaining 22% of those revenues from the sale of other concrete and concrete-related products and aggregates.

Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the job sites of our customers. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs. Our marketing efforts primarily target general contractors, developers and home builders whose focus extends beyond the price of ready-mixed concrete to product quality and consistency and reduction of in-place concrete costs. In addition, we manufacture and deliver various precast and concrete masonry products to the construction industry. Our customer base for all our concrete products often overlaps in markets in which we produce ready-mixed concrete and other concrete products.

Industry Overview

General

Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various admixtures and cement. Ready-mixed concrete can be manufactured in thousands of variations, which in each instance may reflect a specific design use. Manufacturers of ready-mixed concrete generally maintain only a few days’ inventory of raw materials and must coordinate their daily material purchases with the time-sensitive delivery requirements of their customers.

The quality of ready-mixed concrete is time-sensitive, as it becomes difficult to place within 90 minutes after mixing. Many ready-mixed concrete specifications do not allow for its placement beyond that time. Consequently, the market for a permanently installed ready-mixed concrete plant generally is limited to an area within a 25-mile radius of its location. Concrete manufacturers produce ready-mixed concrete in batches at their plants and use mixer and other trucks to distribute and place it at the job sites of their customers. These manufacturers generally do not provide paving or other finishing services construction contractors or subcontractors typically perform.

Concrete manufacturers generally obtain contracts through local sales and marketing efforts they direct at general contractors, developers and home builders. As a result, local relationships are very important.

On the basis of information the National Ready-Mixed Concrete Association has provided to us, we estimate that, in addition to vertically integrated manufacturers of cement and ready-mixed concrete, approximately 3,000 independent concrete producers currently operate a total of approximately 6,000 plants in the United States. Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service. We believe, on the basis of available market information, that the typical ready-mixed concrete company is family-owned and has limited access to capital, financial and technical expertise and exit strategies for its owners. Given these operating constraints, we believe many ready-mixed concrete companies are finding it difficult to both grow their businesses and compete effectively against larger, more cost-efficient and technically capable competitors. We believe these characteristics in our highly fragmented industry present growth opportunities for a company with a national strategy, focused acquisition program and access to capital.

Annual usage of ready-mixed concrete in the United States remains near record levels. According to information available from the National Ready-Mixed Concrete Association and F.W. Dodge, total sales from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions):

2003	$26,938
2002	$26,971
2001	$27,137

According to F.W. Dodge data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2003:

Residential construction	30%
Commercial and industrial construction	19%
Street and highway construction and paving	31%
Other public works and infrastructure construction	20%

Historically, barriers to the start-up of a new ready-mixed concrete manufacturing operation have been low. In recent years, however, public concerns about dust, process water runoff, noise and heavy mixer and other truck traffic associated with the operation of ready-mixed concrete plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the substantial capital investment start-up operations entail, have raised the barriers to entry for those operations.

For a discussion of the seasonality of the ready-mixed concrete industry generally, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Factors That May Affect Our Future Operating Results” in Item 7 of this report.

Significant Factors Impacting the Market for Ready-Mixed Concrete

Industry-wide Promotional and Marketing Activities. We believe industry participants have only in recent years focused on and benefited from promotional activities to increase the industry’s share of street and highway and residential construction expenditures. Many of these promotional efforts resulted from an industry-wide initiative called RMC 2000, a program established in 1993 under the leadership of our chief executive officer, Eugene P. Martineau. The National Ready-Mixed Concrete Association, the industry’s largest trade organization, has adopted this program. Its principal goals have been to (1) promote ready-mixed concrete as a building and paving material, (2) improve the overall image of the ready-mixed concrete industry and (3) improve financial returns for producers of ready-mixed concrete. We believe RMC 2000 has been a catalyst for increased investment in the promotion of concrete.

Development of New and Innovative Ready-mixed Concrete Products. Ready-mixed concrete has many attributes that make it a highly versatile construction material. In recent years, industry participants have developed various product innovations, including:

•	concrete housing;

•	pre-cast modular paving stones;

•	pre-stressed concrete railroad ties to replace wood ties;

•	flowable fill for backfill applications;

•	continuous-slab rail-support systems for rapid transit and heavy-traffic rail lines; and

•	concrete bridges, tunnels and other structures for rapid transit systems.

Other examples of successful innovations that have opened new markets for concrete include:

•	highway median barriers;

•	highway sound barriers;

•	paved shoulders to replace less permanent and increasingly costly asphalt shoulders;

•	pervious concrete parking lots providing a long-lasting, environmentally sensitive and aesthetically pleasing urban environment; and

•	colored pavements to mark entrance and exit ramps and lanes of expressways.

Our Business Strategy

Our objective is to become the leading value-added provider of ready-mixed concrete and related concrete products in each of our markets and to diversify the geographic scope of our operations. We plan to achieve this objective by continuing to implement our national operating strategy and continuing to make acquisitions on a selective basis.

Implementation of National Operating Strategy. We have designed our national operating strategy to (1) increase revenues and market share through improved marketing and sales initiatives and enhanced operations and (2) achieve cost efficiencies.

•	Improving Marketing and Sales Initiatives and Enhancing Operations. Our basic operating strategy emphasizes the sale of value-added products to customers who are more focused on reducing their in-place concrete costs than on the price per cubic yard of the ready-mixed concrete they purchase. Key elements of our service-oriented approach include:

•	providing corporate-level marketing and sales expertise;

•	establishing and implementing company-wide quality control improvements;

•	providing technical services expertise to optimize mix designs and develop innovative new products;

•	continuing to develop and implement training programs that emphasize successful marketing, sales and training techniques and the sale of high-margin concrete mix designs; and

•	investing in computer and communications technology at each of our locations to improve communications, purchasing, accounting, dispatch, truck tracking, delivery efficiency, reliability of equipment and customer service.

We have formed strategic alliances with several national specialty admixture and engineering software companies to provide alternative concrete solutions for designers and contractors using value-added products. Through these alliances, we can offer color-conditioned, fiber-reinforced and high-performance concretes, as well as advanced software technology that can be used to design buildings constructed of reinforced concrete. We believe the design software provides opportunities to expand uses of structural concrete in office and institutional buildings to better compete with structural steel. With each of these initiatives, we are seeking to enhance our product offering, capabilities and services, penetrate new market segments, increase market demand for our products and provide economical solutions to our customers. We train our sales professionals in the application of these advanced technologies and intend to expand our promotion of these technologies as we seek to advance concrete as the preferred building material of choice.

•	Achieving Cost Efficiencies. We strive over time to reduce operating expenses of our businesses. We believe that if we continue to increase in size on both a local market and national level, we should continue to experience cost savings in such areas as:

•	materials, through procurement and optimized mix designs;

•	purchases of mixer trucks and other equipment, spare parts and tools;

•	vehicle and equipment maintenance; and

•	insurance and other risk management programs.

Disciplined Growth Through Acquisitions. The ready-mixed concrete industry is a fragmented, consolidating industry with over 3,000 independent producers. We believe these characteristics present growth opportunities for a company with a national strategy, focused acquisition program and access to capital. Our acquisition program targets opportunities for expansion in our existing markets and entering new geographic markets in the United States.

•	Expanding in Existing Markets. We seek to continue acquiring other well-established companies operating in our existing markets in order to expand our market penetration. We have acquired operating companies in substantially all of our ready-mixed concrete markets following our initial entry into these markets. By expanding in existing markets through acquisitions, we expect to realize operating synergies, including:

•	increased market coverage;

•	improved utilization and range of mixer trucks through access to additional plants;

•	customer cross-selling opportunities; and

•	reduced operating costs and selling, general and administrative costs.

•	Entering New Geographic Markets. We seek to continue entering new geographic markets that have demonstrated adequate sustainable demand and prospects for growth. In each new market we enter, we target for acquisition one or more of the leading local or regional companies that can serve as platform businesses into which we can consolidate other operations. Important criteria for these acquisition candidates include historically successful operating results, established customer relationships and superior operational management personnel, whom we generally seek to retain.

Products and Services

Ready-Mixed Concrete. Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in unhardened plastic states for placement and shaping into their designed forms. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by lowering the in-place cost of concrete and the time required for construction.

From a contractor’s perspective, the in-place cost of concrete includes both the amount paid to the ready-mixed concrete manufacturer and the internal costs associated with the labor and equipment the contractor provides. A contractor’s unit cost of concrete is often only a small component of the total in-place cost that takes into account all the labor and equipment costs required to build the forms for the ready-mixed concrete and place and finish the ready-mixed concrete, including the cost of additional labor and time lost as a result of substandard products or delivery delays not covered by warranty or insurance. By carefully designing proper mixes and using advances in mixing technology, we can assist our customers in reducing the amount of reinforcing steel, time and labor they will require in various applications.

We provide a variety of services in connection with our sale of ready-mixed concrete that can help reduce our customers’ in-place cost of concrete. These services include:

•	production of new formulations and alternative product recommendations that reduce labor and materials costs;

•	quality control, through automated production and laboratory testing, that ensures consistent results and minimizes the need to correct completed work; and

•	automated scheduling and tracking systems that ensure timely delivery and reduce the downtime incurred by the customer’s placing and finishing crews.

We produce ready-mixed concrete by combining the desired type of cement, sand, gravel and crushed stone with water and typically one or more admixtures. These admixtures, such as chemicals, minerals and fibers, determine the usefulness of the product for particular applications.

We use a variety of chemical admixtures to achieve one or more of five basic purposes:

•	relieve internal pressure and increase resistance to cracking in subfreezing weather;

•	retard the hardening process to make concrete more workable in hot weather;

•	strengthen concrete by reducing its water content;

•	accelerate the hardening process and reduce the time required for curing; and

•	facilitate the placement of concrete having low water content.

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

Precast Concrete. We produce precast concrete products at eight plants in four states, including six in California. Our precast concrete products consist of concrete we produce and then pour into molds at our plant sites. These operations produce a wide variety of specialized finished products, including specialty engineered structures, custom signage, manholes, catch basins, highway barriers and curb inlets. After the concrete sets, we strip the molds from the products and ship the finished product to our customers. Because these products are not perishable, precast concrete plants can serve a much larger market than ready-mixed concrete plants. Our precast operations in Northern California and Delaware are located near our ready-mixed concrete operations and consequently afford us various synergies.

Building Materials. Our building materials operations supply various materials, products and tools contractors use in the concrete construction industry. These materials include rebar, wire mesh, color additives, curing compounds, grouts, wooden forms and numerous other items. Our building materials operations are generally located near our ready-mixed concrete operations.

Aggregates. We produce crushed stone aggregates from our granite quarry in Northern New Jersey. We sell these aggregates for use in commercial, residential and public works projects primarily in that area and Orange County, New York. Production during 2003 was approximately 1.0 million tons, and we estimate the quarry has approximately 44 million tons of remaining reserves. We acquired the quarry in January 2002 principally to expand our market presence in Northern New Jersey and to provide crushed stone aggregates to third-party customers as well as to our existing ready-mixed concrete operations in that market.

Concrete Masonry. We manufacture various shapes and sizes of concrete masonry, commonly known as concrete block, for use in both residential and commercial applications. We produced approximately 7.5 million units of concrete masonry during 2003 at plants in Michigan, Delaware and New Jersey.

Operations

We have made substantial capital investments in equipment, systems and personnel to facilitate continuous multi-customer deliveries of highly perishable products. In any given market, we may maintain a number of plants whose production we centrally coordinate to meet customer production requirements. We must be able to adapt constantly to continually changing delivery schedules.

Our ready-mixed concrete plants consist of permanent and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our mobile-plant operations deploy our eight mobile-plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck. Several factors govern the choice of plant type, including:

•	capital availability;

•	production consistency requirements;

•	daily production capacity requirements; and

•	job-site location.

A wet batch plant generally has a higher initial cost and daily operating expense, but yields greater consistency with less time required for quality control in the concrete produced and generally has greater daily production capacity, than a dry batch plant. We believe that a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million. At March 10, 2004, we operated 24 wet and 73 dry fixed and portable batch plants.

The market primarily will drive our future plant decisions. The relevant market factors include:

•	the expected production demand for the plant;

•	the expected types of projects the plant will service; and

•	the desired location of the plant.

Generally, plants intended primarily to serve high-volume, commercial or public works projects will be wet batch plants, while plants intended primarily to serve low-volume, residential construction projects will be dry batch plants. We use our portable plants to service large, long-term jobs and jobs in remote locations.

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

Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of 10 cubic yards, or approximately 20 tons, and an estimated useful life of 12 years. A new truck of this size currently costs approximately $130,000. Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years. At March 10, 2004, we operated a fleet of approximately 923 mixer trucks.

In our manufacture and delivery of ready-mixed concrete, we emphasize quality control, pre-job planning, customer service and coordination of supplies and delivery. We often obtain purchase orders for ready-mixed concrete months in advance of actual delivery to a job site. A typical order contains various specifications the contractor requires the concrete to meet. After receiving the specifications for a particular job, we use computer modeling, industry information and information from previous similar jobs to formulate a variety of mixtures of cement, aggregates, water and admixtures which meet or exceed the contractor’s specifications. We perform testing to determine which mix design is most appropriate to meet the required specifications. The test results enable us to select the mixture that has the lowest cost and meets or exceeds the job specifications. The testing center creates and maintains a project file that details the mixture we will use when we produce the concrete for the job. For quality control purposes, the testing center also is responsible for maintaining batch samples of concrete we have delivered to a job site.

We use computer modeling to prepare bids for particular jobs based on the size of the job, location, desired margin, cost of raw materials and the design mixture identified in our testing process. If the job is large enough and has a projected duration beyond the supply arrangement in place at that time, we obtain quotes from our suppliers as to the cost of raw materials we use in preparing the bid. Once we obtain a quotation from our suppliers, the price of the raw materials for the specified job is informally established. Several months may elapse from the time a contractor has accepted our bid until actual delivery of the ready-mixed concrete begins. During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job’s specifications in order to coordinate the multi-sourced purchases of cement and other materials we will need to fill the job order and meet the contractor’s delivery requirements. We confirm that our customers are ready to take delivery of manufactured product throughout the placement process. On any given day, a particular plant may have production orders for dozens of customers at various locations throughout its area of operation. To fill an order:

•	the customer service office coordinates the timing and delivery of the concrete to the job site;

•	a load operator supervises and coordinates the receipt of the necessary raw materials and operates the hopper that dispenses those materials into the appropriate storage bins;

•	a batch operator, using a computerized batch panel, prepares the specified mixture from the order and oversees the loading of the mixer truck with either dry ingredients and water in a dry batch plant or the already-mixed concrete in a wet batch plant; and

•	the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.

The central dispatch system tracks the status of each mixer truck as to whether a particular truck is:

•	loading concrete;

•	en route to a particular job site;

•	on the job site;

•	discharging concrete;

•	being washed; or

•	en route to a particular plant.

The system is updated continuously via signals received from the individual truck operators as to their status. In this manner, the dispatcher can determine the optimal routing and timing of subsequent deliveries by each mixer truck and monitor the performance of each driver.

A plant manager oversees the operation of each plant. Our employees also include:

•	maintenance personnel who perform routine maintenance work throughout our plants;

•	a full-time staff of mechanics who perform substantially all the maintenance and repair work on our vehicles;

•	testing center staff who prepare mixtures for particular job specifications and maintain quality control;

•	various clerical personnel who perform administrative tasks; and

•	sales personnel who are responsible for identifying potential customers and maintaining existing customer relationships.

We generally operate each of our plants on a single shift, with some overtime operation during the construction season. On occasion, however, we may have projects that require deliveries around the clock.

Cement and Raw Materials

We obtain most of the materials necessary to manufacture ready-mixed concrete at each of our facilities on a daily basis. These raw materials include cement, which is a manufactured product, stone, gravel and sand. Each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Cement represents the highest cost material used in manufacturing a cubic yard of ready-mixed concrete, while the combined cost of the stone, gravel and sand used is slightly less than the cement cost. In each of our markets, we purchase each of these materials from several suppliers.

Marketing and Sales

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

Customers

Of our 2003 sales, we made approximately 32% to commercial and industrial construction contractors, approximately 46% to residential construction contractors, approximately 7% to street and highway construction contractors and approximately 15% to other public works and infrastructure contractors. In 2003, no single customer or project accounted for more than 4.5% of our total sales.

We rely heavily on repeat customers. Our management and dedicated sales personnel are responsible for developing and maintaining successful long-term relationships with key customers. We believe that by expanding our operations into more geographic markets, we will be in a better position to market to and service large nationwide and regional contractors.

Competition

The ready-mixed concrete industry is highly competitive. Our competitive position in a market depends largely on the location and operating costs of our ready-mixed concrete plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service as well as price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies. Competitors having lower operating costs or having the financial resources to enable them to accept lower margins have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources to build plants in new areas or pay for acquisitions also have competitive advantages.

Employees

As of March 10, 2004, we had approximately 421 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 1,573 hourly personnel, including delivery professionals, we generally employ on an as-needed basis. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of March 10, 2004, approximately 811 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis. Under these agreements, we pay specified wages to covered employees and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

We have not experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are satisfactory.

Training and Safety

Our future success will depend, in part, on the extent to which we can attract, retain and motivate qualified employees. We believe that our ability to do so will depend on the quality of our recruiting, training, compensation and benefits, the opportunities we afford for advancement and our safety record. Historically, we have supported and funded continuing education programs for our employees. We intend to continue and expand these programs. We require all field employees to attend periodic safety training meetings and all delivery professionals to participate in training seminars. The responsibilities of our national safety director include managing and executing a unified, company-wide safety program.

Governmental Regulation and Environmental Matters

A wide range of federal, state and local laws apply to our operations, including such matters as:

•	land usage;

•	street and highway usage;

•	noise levels; and

•	health, safety and environmental matters.

In many instances, we must have certificates, permits or licenses to conduct our business. Failure to maintain these required authorizations or to comply with applicable laws could result in substantial fines or possible revocation of our authority to conduct some of our operations. Delays in obtaining approvals for the transfer or grant of authorizations, or failures to obtain new authorizations, could impede our acquisition program.

Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. These laws are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also may expose us to liability for the conduct of others, or for acts that complied with all applicable laws when performed.

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

We have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2003. We currently do not anticipate any material adverse effect on our business, financial position, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

Product Warranties

Our operations involve providing ready-mixed and other concrete formulations that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide product meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. In the past, we have had significant claims of this kind asserted against us that we have resolved. There currently are, and we expect that in the future there will be, additional claims of this kind asserted against us. Some, but not all, claims of this type are covered by indemnity provisions in our acquisition agreements with the former owners of businesses we have acquired or by insurance. If a significant uninsured or unindemnified product–related claim is resolved against us in the future, that resolution may have a material adverse effect on our financial condition, results of operations and cash flows.

Insurance

Our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer trucks in heavy traffic conditions or delivering concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of property and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.

Available Information

Our web site address is www.us-concrete.com. We make available on this web site under “Investors,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC. We have adopted a code of ethics for our chief executive officer, chief financial officer and other senior financial officers, a copy of which is an exhibit to this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We are including the following discussion to inform our existing and potential security holders generally of some of the risks and uncertainties that can affect our company and to take advantage of the “safe harbor” protection for forward-looking statements that applicable federal securities law affords.

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning our business strategies, revenues, income, cash flows and capital requirements. Forward-looking statements generally use words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

Various statements this report contains, including those that express a belief, expectation or intention and those that are not statements of historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Those forward-looking statements appear in Item 1—“Business,” Item 2— “Properties,” Item 3—“Legal Proceedings,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk,” Item 9A—“Controls and Procedures” and elsewhere in this report, including in the notes to our consolidated financial statements in Item 8. These forward-looking statements speak only as of the date of this report. We disclaim any obligation to update these statements, and we caution you not to rely unduly on them. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	our national operating and acquisition strategies;

•	our ability to integrate the businesses we acquire;

•	our ability to obtain the capital necessary to finance our growth strategies;

•	the availability of qualified personnel;

•	the trends we anticipate in the ready-mixed concrete industry and in our business;

•	the level of activity in the construction industry generally and in our local markets for ready-mixed concrete and other concrete products;

•	the highly competitive nature of our business;

•	the cost of capital, including the interest expense associated with our outstanding borrowings, which is tied in part to market interest rates;

•	changes in, or our ability to comply with, governmental regulations, including those relating to the environment;

•	our labor relations and those of our suppliers of raw materials;

•	the level of funding allocated by the United States Government, states and municipalities for general highway, transit and safety spending;

•	unexpected events that delay or adversely affect our ability to deliver concrete according to our customers’ requirements;

•	sustained adverse weather conditions or other events that delay or cause the postponement of our customers’ projects, or adversely affect our economics;

•	our ability to control costs and maintain quality; and

•	our exposure to warranty and defect claims from end users of our products, developers and other customers.

We believe the items we have outlined above are important factors that could cause our actual results to differ materially from those expressed in a forward-looking statement in this report or elsewhere by us or on our behalf. We have discussed most of these factors in more detail elsewhere in this report. These factors are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer above could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

Item 2.    Properties

Facilities

The table below lists our concrete plants at March 10, 2004. We believe these plants are sufficient for our current needs. The ready-mixed concrete volumes shown are the volumes each location produced in 2003.

	Ready-Mixed Concrete Plants			Precast Plants	Block Plants	Ready-Mixed Concrete Volume (in thousands of cubic yards)
	Fixed	Portable	Total
Locations:
Northern California	20	2	22	5	—	1,878
Atlantic Region	26	3	29	1	2	1,206
North Texas/Southwest Oklahoma	15	3	18	—	—	798
Michigan	13	—	13	—	1	777
Tennessee/Northern Mississippi	15	—	15	—	—	371
Southern California/ Arizona (1)	—	—	—	2	—	—

	89	8	97	8	3	5,030

(1)	Our locations in Southern California and Arizona have no ready-mixed concrete operations.

Equipment

As of March 10, 2004, we operated a fleet of approximately 923 owned and leased mixer trucks and 548 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and adequate for our operations. The average age of our mixer trucks is approximately 6.7 years.

Item 3.    Legal Proceedings

In January 2004, we settled a previously reported lawsuit that Bay-Crete Transportation & Materials, LLC filed in July 2000 in a California state court against us and our subsidiary, Central Concrete Supply Co., Inc., for an alleged breach of a 1983 contract. Under the settlement agreement resolving this dispute, Bay-Crete will perform certain hauling services for Central at market rates. The former owners of one of Central’s predecessors provided us with indemnification consideration that offset the settlement payment we made to Bay-Crete. As a result, the settlement did not impact our earnings.

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, employee grievances, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.

We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries will not have a material adverse effect on our financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we provide no assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our results of operations for the fiscal period in which that resolution occurs. In the future, we and our operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of our business.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “RMIX.” As of March 10, 2004, 28,661,954 shares of our common stock were outstanding, held by approximately 854 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

The last reported bid price for our common stock on the Nasdaq National Market on March 10, 2004 was $6.38 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2003		2002
	High	Low	High	Low
First Quarter	$5.78	$4.10	$7.29	$6.15
Second Quarter	4.55	3.26	7.08	5.49
Third Quarter	5.75	3.75	6.72	4.39
Fourth Quarter	6.50	5.02	5.80	4.20

We have not paid or declared any dividends since our formation and currently intend to retain earnings to fund our working capital. For information concerning restrictions on the payment of cash dividends, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 9 to our Consolidated Financial Statements in Item 8 of this report.

The following table summarizes, as of December 31, 2003, certain information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans. These plans use or are based on shares of our common stock.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column)
Equity compensation plans approved by security holders (1)	2,054,898	$7.10	1,695,894
Equity compensation plans not approved by security holders (2)(3)	1,045,409	$6.51	394,872

Total	3,100,307		2,090,766

(1)	The number of shares of common stock available for issuance under our 1999 Incentive Plan at any time equals 15% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding quarter.
(2)	The number of shares of common stock available for issuance under our 2001 Employee Incentive Plan at any time equals 5% of the number of shares of common stock outstanding on the last day of the immediately preceding quarter.
(3)	Our board adopted the U.S. Concrete, Inc. 2001 Employee Incentive Plan in February 2001. The purpose of this plan is to attract, retain and motivate our employees and consultants, to encourage a proprietary sense of those persons in us and to stimulate an active interest of those persons in our development and financial success. The plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other long-term incentive awards. None of our officers or directors is eligible to participate in the plan.

Item 6.    Selected Financial Data

Our financial statements present Central Concrete Supply Co., Inc., one of our initial six acquisitions at our inception of operations in 1999, as the acquirer of the other businesses and U.S. Concrete. The following historical financial information is of Central prior to June 1, 1999 and of U.S. Concrete and its consolidated subsidiaries after that date.

Arthur Andersen LLP audited our consolidated financial statements for 1999 through 2001, and this report includes a copy of the auditor’s report on our financial statements for the year ended December 31, 2001 it issued before it ceased operations. Arthur Andersen did not reissue that report.

	Year Ended December 31
	2003	2002(1)	2001	2000	1999
	(in thousands, except per share amounts)
Statement of Operations Information:
Sales	$473,124	$503,314	$493,591	$394,636	$167,912
Income (loss) before cumulative effect of accounting change	$10,303	$(4,038)	$9,545	$16,860	$8,190
Net income (loss)	$10,303	$(28,366)	$9,545	$16,860	$8,190
Earnings (Loss) Per Share Information:
Basic and diluted income (loss) per share before cumulative effect of accounting change	$0.37	$(0.15)	$0.39	$0.78	$0.70
Basic and diluted income (loss) per share	$0.37	$(1.06)	$0.39	$0.78	$0.70
Balance Sheet Information (at end of period):
Total assets	$400,974	$382,222	$430,836	$357,490	$212,734
Total debt (including current maturities)	$155,039	$161,808	$163,775	$157,134	$57,375
Total stockholders’ equity	$176,711	$161,845	$188,315	$150,555	$110,793
Statement of Cash Flow Information:
Net cash provided by operating activities	$26,692	$34,933	$44,874	$9,583	$9,046
Net cash used in investing activities	$(17,259)	$(36,489)	$(58,387)	$(104,267)	$(83,417)
Net cash provided by (used in) financing activities	$(7,007)	$(886)	$19,929	$94,768	$70,785

(1)	The 2002 results include restructuring and impairment charges of $28.4 million ($18.9 million net of tax). See Note 5 to our Consolidated Financial Statements in Item 8 of this report. Effective the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and, accordingly, ceased amortization of goodwill and recorded a transitional goodwill impairment charge for the adoption of SFAS No. 142 of $24.3 million ($0.91 per share), net of tax, presented as a cumulative effect of accounting change. See Note 2 to our Consolidated Financial Statements in Item 8 of this report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical facts, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer to under the headings “Cautionary Statement Concerning Forward-Looking Statements” following Item 1 of this report and “—Factors That May Affect Our Future Operating Results” below.

Overview

We derive substantially all our revenues from the sale of ready-mixed concrete, other concrete products and related construction materials to the construction industry in the United States. We typically sell ready-mixed concrete under purchase orders that require us to formulate, prepare and deliver the product to our customers’ job sites. We recognize sales from these orders when we deliver the ordered products. The principal states in which we operate are California (44% of 2003 sales and 43% of 2002 sales), New Jersey (17% of 2003 sales and 18% of 2002 sales), Michigan (12% of 2003 sales and 10% of 2002 sales) and Texas (9% of 2003 sales and 12% of 2002 sales). We serve substantially all segments of the construction industry in our markets, and our customers include contractors for commercial and industrial, residential, street and highway and public works construction. The percentage of our concrete product sales contributed in 2003 and 2002 from our customers was as follows:

	2003	2002
Residential	46%	41%
Commercial and industrial	32%	37%
Street and highway	7%	13%
Other public works	15%	9%

The markets for our products generally are local, and our operating results are subject to swings in the level and product mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins.

Although the residential construction market remained strong throughout 2003, the nonresidential construction market continued to decline, reflecting the general state of the overall economy and employment in the United States. This general decline in nonresidential construction, sustained adverse weather conditions in several of our markets for a portion of the year and the realignment of our businesses in our North Texas operations had an adverse impact on our sales in 2003. We expect the nonresidential construction market to improve in 2004.

Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products. We obtain most of these materials from third parties and generally have only a few days supply at each of our plants. These costs vary with our levels of production. Our cost of goods sold also includes labor, primarily for delivery professionals, and insurance costs and the operating, maintenance and rental expenses we incur in operating our plants, mixer trucks and other vehicles.

Since our inception in 1999, our growth strategy has contemplated acquisitions. We purchased one business in 2003 and one business in 2002, both of which we have accounted for in accordance with the purchase method of accounting. The rate and extent to which appropriate further acquisition opportunities are available, and to the extent which acquired businesses are integrated and anticipated synergies and cost savings are achieved can affect our operations and results.

Factors That May Affect Our Future Operating Results

Cyclicality of construction industry activity. Demand for ready-mixed concrete and other concrete products depends on the level of activity in the construction industry. That industry is cyclical in nature, and the general condition of the economy and a variety of other factors beyond our control affect its level of activity. These factors include, among others:

•	commercial vacancy and residential new home inventory levels;

•	employment levels;

•	consumer spending habits;

•	the availability of funds for public or infrastructure construction;

•	changes in interest rates;

•	sustained adverse weather conditions;

•	the availability of short- and long-term financing; and

•	levels of inflation.

Seasonality of construction industry activity. Reflecting the levels of construction activity, the demand for ready-mixed concrete is highly seasonal. Our results for any individual quarter are not necessarily indicative of the results to be expected for the year because seasonal changes and other weather-related conditions can affect construction activity and, as a result, our sales and earnings. Normally, we attain the highest sales and earnings in the second and third quarters and the lowest sales and earnings in the first quarter. For these reasons, you should not rely on (1) quarterly comparisons of our revenues and operating results as indicators of our future performance or (2) the results of any quarterly period during a year as an indicator of results you may expect for that entire year.

Regional Variability. The economic and seasonal factors described above can affect various local and regional economies in different ways. Accordingly, the levels of construction activity at any given time can vary greatly across the country. Markets for our products generally are local and, therefore, our results of operations are susceptible to fluctuations in the levels of construction activity that may occur in our local markets.

Product Supply and Demand. Generally, ready-mixed concrete is price-sensitive. Prices for our products are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control. Because of the fixed-cost nature of our business, our overall profitability is sensitive to price changes and minor variations in sales volumes.

Competition. Competitive conditions in our industry also may affect our future operating results.

Financing. We rely on third-party financing to fund, in part, our working capital and capital expenditure needs, the internal expansion of our operations and our acquisition activities. Our new credit facility and our senior subordinated notes contain covenants that limit our ability to take certain actions with respect to our company and our businesses. Future financing arrangements likely will contain similar restrictions. These restrictions on our activities may cause us to forego certain courses of action that we would otherwise choose to pursue.

Product Claims. Our operations generally involve providing concrete that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. We may incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

Regulation. We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. We believe we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. On the basis of our experience and the information currently available, we believe these claims will not have a material impact on our consolidated financial position, results of operations or cash flows. Despite compliance and experience, it is possible that we could be held liable for future charges that might be material, but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures. We reserved $0.3 million for remediation costs in connection with the aggregates business we acquired in 2002. We currently do not expect the costs of that remediation to exceed that amount.

Critical Accounting Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our Consolidated Financial Statements describes the significant accounting policies we use in preparing those statements. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving our management judgments and estimates are described below. Actual results in these areas could differ from our estimates.

Allowance for Doubtful Accounts

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables and provide for estimated losses on accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance and accounts receivable that we write off our books decrease the allowance. We determine the amount of bad debt expense we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our bad debt exposure. The allowance for doubtful accounts balance was $4.6 million as of December 31, 2003 and $4.5 million as of December 31, 2002.

Goodwill

We record as goodwill the amount by which the total purchase price we pay for our acquisitions exceeds our estimated fair value of the net assets we acquire. Beginning in 2002, we test our recorded goodwill annually for impairment and charge income with any impairment we recognize, but we do not otherwise amortize that goodwill. The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We use a variety of valuation approaches, primarily the discounted future cash flow approach, to arrive at these estimates. These approaches entail making numerous assumptions respecting future circumstances, such as general or local industry or market conditions, and, therefore, are uncertain. For the year ended December 31, 2002, we recognized a transitional impairment charge to earnings, net of tax, of $24.3 million and an impairment charge to income from operations of $25.6 million in the fourth quarter of 2002. We did not record a goodwill impairment charge for the year ended December 31, 2003. We can provide no assurance that future goodwill impairments will not occur. The goodwill balance was $165.2 million as of December 31, 2003 and $157.4 million as of December 31, 2002. See Note 2 to the Consolidated Financial Statements in Item 8 of this report for further discussion.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. Under our insurance program since July 2001, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $6.6 million as of December 31, 2003 and $5.3 million as of December 31, 2002. We record these amounts as “accrued liabilities.”

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax basis of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes. We believe our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits. In cases where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, we would provide for a valuation allowance.

In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we determined that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we determined that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Subsequently recognized tax benefits associated with valuation allowances, recorded in connection with a business combination, will be recorded as an adjustment to goodwill.

Property, Plant and Equipment, Net

We state our property, plant and equipment at cost and use the straight-line method to compute depreciation of these assets over their estimated remaining useful lives. Our estimates of those remaining useful lives may be affected by such factors as changing market conditions, technological advances within the industry or changes in regulations governing the industry.

We evaluate the recoverability of our property, plant and equipment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to those assets. If the carrying value of the asset exceeds the future undiscounted cash flows, we record an impairment loss equal to the excess of the carrying value over the fair value. Actual useful lives and future cash flows could be different from those estimated by our management. These differences could have a material effect on our future operating results.

Results of Operations

The following table sets forth selected historical statement of operations information and that information as a percentage of sales for the years indicated.

	Year Ended December 31
	2003		2002		2001
	(dollars in thousands)
Sales	$473,124	100.0%	$503,314	100.0%	$493,591	100.0%
Cost of goods sold before depreciation, depletion and amortization	388,717	82.2	404,376	80.3	396,769	80.4

Gross profit before depreciation, depletion and amortization	84,407	17.8	98,938	19.7	96,822	19.6
Selling, general and administrative expenses	42,550	8.9	47,204	9.4	44,933	9.1
Special compensation charge	—	—	—	—	2,124	0.4
Restructuring and impairments	—	—	28,440	5.7	—	—
Depreciation, depletion and amortization	12,441	2.6	10,734	2.1	13,828	2.8

Income from operations	29,416	6.3	12,560	2.5	35,937	7.3
Interest expense, net	16,855	3.6	17,127	3.4	19,386	3.9
Other income, net	3,016	0.6	1,137	0.2	652	0.1

Income (loss) before income tax provision	15,577	3.3	(3,430)	(0.7)	17,203	3.5
Income tax provision	5,274	1.1	608	0.1	7,658	1.6

Income (loss) before cumulative effect of accounting change	10,303	2.2	(4,038)	(0.8)	9,545	1.9
Cumulative effect of accounting change	—	—	(24,328)	(4.8)	—	—

Net income (loss)	$10,303	2.2%	$(28,366)	(5.6)%	$9,545	1.9%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Sales. Sales decreased $30.2 million, or 6.0%, from $503.3 million in 2002 to $473.1 million in 2003. The decrease is attributable to a 7.2% decrease in the volume of ready-mixed concrete we sold and a 0.1% decline in our average ready-mixed concrete price and was primarily due to the general decline in nonresidential construction markets reflecting the general state of the overall economy, employment levels in the United States, sustained adverse weather conditions in several of our markets for a portion of the year and the realignment of our businesses in our North Texas operations, partially offset by $11.3 million in additional sales contributed through our acquisition of Builders’ Redi-Mix, Inc. in February 2003.

Gross profit before depreciation, depletion and amortization. Gross profit before depreciation, depletion and amortization decreased $14.5 million, or 14.7%, from $98.9 million in 2002 to $84.4 million in 2003. Gross margins decreased from 19.7% in 2002 to 17.8% in 2003. The decline in gross margin is attributable in part to the correction of an inventory overstatement we describe below under “—Recent Events,” a relative decline in productivity due to the adverse weather conditions in some of our markets and a relative shift in our project mix from commercial and industrial construction projects to residential construction projects, which typically require products with lower margins, and higher risk and group health insurance costs. The decline in gross profit was partially offset by $2.1 million in additional gross profit contributed by the business we acquired in 2003.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $4.6 million, or 9.9%, from $47.2 million in 2002 to $42.6 million in 2003. This decrease was attributable to a decline in salary and benefit expenses in 2003 primarily due to lower incentive compensation and a reduced provision for doubtful accounts. This decline in expenses was partially offset by approximately $0.9 million in additional expenses associated with the business we acquired in 2003 and professional fees associated with our investigation of the inventory overstatement we describe below under “—Recent Events.”

Restructuring and impairments. We recorded no restructuring or impairment charges in 2003 as compared to the $28.4 million for impairments and restructuring charges we recorded in 2002, as described below.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $1.7 million, or 15.9%, from $10.7 million in 2002 to $12.4 million in 2003. This increase resulted from the additional property, plant and equipment we placed in service in 2003, including those associated with the business we acquired in February 2003.

Interest expense, net. Interest expense, net, decreased $0.2 million, or 1.6%, from $17.1 million in 2002 to $16.9 million in 2003. This decrease was attributable to a lower average outstanding balance under our revolving credit facility during 2003, partially offset by a write-off of $0.4 million in deferred financing costs.

Other income, net. Other income, net, increased $1.9 million, or 165.3%, from $1.1 million in 2002 to $3.0 million in 2003. This increase was attributable to a $2.0 million settlement we recorded in the fourth quarter of 2003 in connection with a claim we filed against the former owners of a subsidiary in our Atlantic Region. For additional information, see Note 4 to our Consolidated Financial Statements in Item 8 of this report.

Income tax provision. We provided for income taxes of $5.3 million in 2003, an increase of $4.7 million from our provision in 2002. Our income taxes increased principally because we had restructuring charges and goodwill impairments in 2002 that caused our results to be lower in that year. Our effective tax rate was 33.9% for 2003 and 17.7% for 2002.

Cumulative effect of accounting change. Our 2003 net income does not include any cumulative effect of accounting change. Our 2002 net loss included a cumulative effect of accounting change, net of tax, of $24.3 million as a result of our adoption of SFAS No. 142.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Sales. Sales increased $9.7 million, or 2.0%, from $493.6 million in 2001 to $503.3 million in 2002. The increase was attributable to a full year of revenues associated with businesses we acquired in 2001, revenues of $9.5 million associated with the aggregates business we acquired in the first quarter of 2002 and a modest 0.4% average ready-mixed concrete price increase. Partially offsetting these increases was a 6.8% decrease in volumes of ready-mixed concrete we sold.

Gross profit before depreciation, depletion and amortization. Gross profit before depreciation, depletion and amortization increased $2.1 million, or 2.2%, from $96.8 million in 2001 to $98.9 million in 2002. Gross margins increased from 19.6% in 2001 to 19.7% in 2002. These increases were attributable to a gross profit of $4.2 million associated with the aggregates business acquired in 2002. In 2002, the lower volumes of ready-mixed concrete depressed gross profit and margin.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.3 million, or 5.1%, from $44.9 million in 2001 to $47.2 million in 2002. The 2001 expenses included charges totaling $2.8 million relating to the settlement of litigation. Absent these litigation charges, selling, general and administrative expenses for 2002 would have increased $5.1 million, or 11.3%, from 2001. This increase was attributable to the inclusion of a full year of costs associated with businesses we acquired in 2001 and selling expenses incurred by the aggregate business we acquired in the first quarter of 2002, increased communication costs in some of our markets, increased professional fees, higher sales compensation costs, higher advertising and travel costs and higher incentive compensation expense.

Special compensation charge. In 2001, we granted additional compensation to members of our management team and some of our key employees in recognition of the overall contribution made by those employees to our various 2001 capital-raising initiatives. This special award was in addition to our recurring annual incentive compensation program.

Restructuring and impairments. In 2002, we recorded an impairment charge of $25.6 million for goodwill impairments related to two reporting units in our North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi markets. We also recorded charges totaling $2.8 million related primarily to the realignment of our business in North Texas. For additional information, see Note 5 to our Consolidated Financial Statements in Item 8 of this report.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $3.1 million, or 22.4%, from $13.8 million in 2001 to $10.7 million in 2002. In 2002, goodwill was not amortized due to the adoption of SFAS No. 142.

Interest expense, net. Interest expense, net, decreased $2.3 million, or 11.7%, from $19.4 million in 2001 to $17.1 million in 2002. This decrease was attributable to a lower average interest rate, partially offset by a higher average balance, under our revolving credit facility during 2002.

Other income, net. Other income, net, increased $0.5 million, or 74.4%, from $0.7 million in 2001 to $1.1 million in 2002. This increase was attributable to a gain we realized in 2002 on the sale of FCC licenses in our Northern California market.

Income tax provision. We provided for income taxes of $0.6 million in 2002, a decrease of $7.1 million from our provision in 2001. This decrease was principally the result of lower taxable income generated by our operations during 2002. The effective tax rate was 17.7% for 2002 and 44.5% for 2001. The change in this rate was due to the operating loss, nondeductible items relating to goodwill impairments and state income taxes.

Cumulative effect of accounting change. The 2002 net loss includes a cumulative effect of accounting change, net of tax, as a result of our adoption of SFAS No. 142. Under SFAS No. 142, we recorded a transitional goodwill impairment charge of $24.3 million, net of tax, effective January 1, 2002. This impairment charge was attributable to two reporting units, our divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi. Local market and economic conditions affected the value of acquisitions made in North Texas (in 2000 and 2001) and Memphis, Tennessee/Northern Mississippi (in 1999).

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Since our inception, cash also has been the primary component in the consideration we have paid to acquire businesses after our initial public offering. For the 23 acquisitions we have made since our initial public offering in May 1999, we have used $233.5 million in cash (net of $17.2 million in cash received) to pay approximately 70% of the total purchase price. We expect that cash would be a significant, if not principal, element in acquisitions we might make in the foreseeable future.

Our principal sources of funds are from our operations and the capital markets, principally the commercial and institutional debt markets.

The principal factors that could adversely affect the availability of our internally generated funds include:

•	any further deterioration of sales due to weakness in markets in which we operate;

•	any further decline in gross margins due to shifts in our project mix; and

•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	financial covenants contained in our subordinated notes and our new credit facility;

•	volatility in the markets for corporate debt; and

•	fluctuations in the market price of our common stock.

The following key financial measurements reflect our financial position and capital resources as of December 31, 2003, 2002 and 2001 (dollars in thousands):

	2003	2002	2001
Cash and cash equivalents	$7,111	$4,685	$7,127
Working capital	$37,941	$47,116	$46,941
Total debt	$155,039	$161,808	$163,775
Debt as a percent of capital employed	46.7%	50.0%	46.5%

During 2003, we experienced a decrease in working capital of $9.2 million, due primarily to the classification of our first principal payment of $13.6 million on our subordinated debt, which is due in November 2004, as a current liability as of December 31, 2003, partially offset by the increase in trade receivables contributed by the business we acquired in 2003 and higher fourth quarter sales in 2003 compared to fourth quarter sales in 2002.

At December 31, 2003, we had outstanding borrowings totaling $155.0 million at a weighted average annual interest rate of 9.0%.

Refinancing of Prior Credit Facility

At December 31, 2003, we had borrowings of $60.0 million outstanding under a $100 million revolving credit facility that was scheduled to expire in May 2004. The weighted average annual interest cost of those borrowings on that date was 4.2%.

On March 12, 2004, we terminated that facility and repaid the entire amount then outstanding thereunder with borrowings under our new asset-backed revolving credit and term loan facility we describe below.

The availability of credit to us under the terminated facility was limited by various financial ratios, including a leverage ratio, we were required to maintain, and we paid commitment fees on our unused capacity regardless of its availability.

As of March 12, 2004, we estimate that the total lender and professional fees and expenses we incurred in connection with this refinancing, including fees paid to the holders of our senior subordinated notes, will be approximately $3.3 million. We estimate that we will charge approximately $0.2 million of this amount against income in the first quarter of 2004 and charge the remainder over the terms of our new facility and the senior subordinated notes.

New Credit Facility

Our new asset-backed credit facility consists of a revolving credit facility of up to $100 million and a term loan facility of up to $25 million which we have secured with substantially all our assets. The availability of credit to us under each facility will be tied to and limited by the value of specified assets we have pledged to secure the facilities. On March 12, 2004, we borrowed $44 million under the revolving credit facility and $20 million under the term loan facility. The balance of the term loan facility will be available to us until June 10, 2004 if we meet specified conditions, principally the establishment of additional collateral value for the term loan. We have the option until June 10, 2004 to reallocate the balance of the term loan to increase the revolving credit facility in such an amount.

The revolving credit facility will terminate, and all revolving credit loans will become due, on March 12, 2009. The term loan will be payable in a lump sum on March 12, 2007. Both the revolving credit loans and the term loan will be subject to the mandatory prepayment provisions we describe below. Prepayments under the revolving credit facility will not reduce the amount thereafter available to us under the facility, while amounts prepaid on the term loan cannot be reborrowed.

The revolving credit loans and the term loan will bear interest at fluctuating rates payable monthly in arrears. These rates will be either a domestic base rate or, after the earlier to occur of April 12, 2004 and the completion of syndication of the loans, a Eurodollar rate plus, in each case, a margin. We generally will have the option to specify whether the domestic rate or the Eurodollar rate will apply to all or a portion of the loans. In the case of domestic rate loans, the margin will be 125 basis points for revolving credit loans and 150 basis points for the term loan until September 12, 2004. Thereafter, the rate margins for revolving credit loans and the term loan will vary according to the amount of unused borrowing capacity available to us under the revolving credit facility. The maximum margins will apply if that capacity is less than $20 million, and the margins will decrease as that capacity increases in specified increments. At March 12, 2004, based on the domestic base rate, the weighted average annual interest rate of our initial borrowings under the new facility was 5.3%.

Our ability to borrow under the revolving credit facility will be limited at any time to our “available credit” at that time. Under the credit agreement for the facility, the available credit at any time will be the amount of our unborrowed capacity at that time which we actually may borrow and will be determined primarily by a borrowing base equal to 85% of certain of the following types of collateral meeting the agreement’s eligibility requirements for inclusion in the base:

•	our receivables;

•	our inventories; and

•	our mixer trucks.

For purposes of computing the borrowing base, inventories and trucks will be valued at their “net orderly liquidation value” (as defined). The borrowing base generally will be determined monthly.

The credit agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. In addition, while our senior subordinated notes remain outstanding, the limitations these notes impose on our incurrence of debt also may reduce the amount of our available credit. At March 12, 2004, after giving effect to our initial borrowings under the revolving credit facility, the amount of our available credit was $19.9 million.

We will pay a monthly commitment fee on the average daily unused commitments under the revolving credit facility at the annual rate of 0.375%.

The credit agreement contains two financial covenants. One would require us to maintain a minimum fixed charge coverage ratio from time to time if our available credit under the revolving credit facility falls below $15 million. The other will restrict our capital expenditures (as defined) to $25 million in 2004 and, in each year thereafter, to 5% of our consolidated revenues for the preceding year.

The credit agreement also contains various affirmative and negative covenants with which we must comply, including a prohibition of cash dividends on or redemptions of our common stock and restrictions on our ability to incur additional debt and liens, sell assets otherwise than in the ordinary course of business, make investments and effect acquisitions of additional businesses.

The credit agreement also provides for mandatory prepayments of the revolving credit loans in the event the amounts outstanding under the revolving credit facility become under-collateralized and in certain other events, including various types of asset sales, insured casualty or loss events, debt incurrences and equity issuances. The term loan also is subject to prepayment in the event it becomes under-collateralized and upon certain other events, including certain asset sales.

The credit agreement specifies various events that would constitute defaults or events of default thereunder, including a “change of control” (as defined), and provides for customary remedies during the continuation of any such event of default.

Senior Subordinated Notes

We have outstanding $95 million of our 12.00% senior subordinated notes due November 10, 2010. These notes are mandatorily repayable in equal annual installments of approximately $13.6 million in each of the years 2004 through 2010 and contain financial and other covenants with which we must comply.

Effective March 12, 2004, we amended the agreement relating to these notes in connection with our entry into our new credit facility. The amendments include:

•	changes in the maximum senior and maximum total debt leverage ratios we must maintain; and

•	changes to accommodate the operation of our new credit facility.

The amendment also prohibits our making new acquisitions of businesses, restricts our ability to make certain payments on or redemptions of our common stock through at least 2005 and requires us to pay the holders of the notes an additional amendment fee if we do not prepay the notes in their entirety prior to June 30, 2004. At March 12, 2004, in accordance with the original terms of the notes, this prepayment would entail payment of a loss-of-yield premium of approximately $26 million, which fluctuates with changes in interest rates. Thus the financing requirement for the retirement of these notes currently would be approximately $121 million plus accrued interest on the $95 million principal amount.

Future Capital Requirements

For 2004, our current capital requirements include approximately $15 million of capital expenditures we plan to make and the $13.6 million principal repayment due in November on our subordinated notes. This principal repayment and the scheduled principal repayments on these notes in the same amount in each of the next six years each would substantially equate to the cash flow, net of net property, plant and equipment additions, we generated from our operations in 2003.

Our management believes, on the basis of current expectations, that our internally generated cash flow and borrowings under our new credit facility will be sufficient to provide the liquidity necessary to fund our operations and meet our capital and debt-service requirements for at least the next 12 months.

If market conditions permit and we are able to refinance our subordinated notes on acceptable terms, we currently plan to do so in the near future. If we do not refinance these notes, their cash requirements and restrictive covenants, including the new prohibition of acquisitions, will impede continuation of our growth strategy.

Cash Flow

Our net cash provided by operating activities is generally the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $26.7 million in 2003 decreased $8.2 million, or 24.6%, from 2002. This decrease reflected lower operating profits, partially offset by income tax payments.

Our net cash used for investing activities of $17.3 in 2003 decreased $19.2 million, or 52.7%, from the net cash used in 2002, primarily due to decreases in funds used for capital expenditures and acquisitions.

Our net cash used in financing activities of $7.0 million in 2003 increased $6.1 million, or 690.9%, from the net cash used in 2002. This increase was primarily attributable to an increase in debt repayments and debt issuance costs.

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

Our historical net cash provided by operating activities and free cash flow is as follows (in thousands):

	Year Ended December 31
	2003	2002	2001
Net cash provided by operating activities	$26,692	$34,933	$44,874
Less: Purchases of property and equipment, net of disposals of $2,587, $1,068 and $2,214	(10,700)	(16,977)	(8,645)

Free cash flow	$15,992	$17,956	$36,229

Acquisitions

In February 2003, we acquired Builders Redi-Mix, Inc., which produces and distributes ready-mixed concrete in the greater Lansing, Michigan market. The purchase price was approximately $10.3 million, comprised of $5.8 million in cash, net of cash acquired, transaction costs of $0.2 million and 920,726 shares of common stock (valued at $4.3 million).

Other Matters

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time we may enter into noncancellable operating leases that would not be reflected on our balance sheet.

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2003 (in millions). The contractual commitments below reflect the refinancing of our prior credit facility on March 12, 2004, as discussed above:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 Years
Principal of long-term debt	$155.0	$13.6	$27.2	$47.1	$67.1
Interest on long-term debt (1)	45.6	11.4	24.4	8.2	1.6
Operating leases	36.9	11.2	15.6	7.4	2.7

Total contractual obligations	$237.5	$36.2	$67.2	$62.7	$71.4

(1)	Interest payments due under our 12.00% senior subordinated notes.

The following are our commercial commitments expirations as of December 31, 2003 (in millions):

Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 Years
Standby letter of credit	$0.1	$0.1	—	—	—
Performance bonds	4.0	4.0	—	—	—

Total Commercial Commitments	$4.1	$4.1	—	—	—

Our purchase obligations were not significant as of December 31, 2003.

Related-Party Transactions

We enter into transactions in the normal course of business with related parties. These transactions consist principally of operating leases under which we lease facilities from former owners of our acquired businesses or their affiliates and include transactions with some of our officers and directors or their affiliates. For additional discussion on related-party transactions, see Note 12 to our Consolidated Financial Statements in Item 8 of this report.

Inflation

As a result of the relatively low levels of inflation during the past three years, inflation did not significantly affect our results of operations in any of those years.

Recent Events

Our results for 2003 include the correction of a $2.5 million inventory overstatement we identified at one of our subsidiaries in our Atlantic Region, which we acquired in 2001. Since the impact to our 2001 and 2002 annual financial statements was not material, we recorded an increase of $1.1 million, or $0.7 million net of tax, to cost of goods sold in the third quarter of 2003. The cost of goods sold, properly reflected in the respective prior periods, would have decreased annual net income for 2001 by $0.2 million and increased the annual net loss for 2002 by $0.5 million. We reflected the remaining $1.4 million of the overstatement, which related to the acquisition date, as a $0.8 million increase in goodwill and a $0.6 million increase in deferred tax assets as of December 31, 2003. Under the indemnification provisions of the acquisition agreement we entered into with the former owners of that subsidiary, those prior owners provided us with $2.0 million of indemnification consideration relating to the inventory overstatement. This amount was recorded as other income in the fourth quarter of 2003.

We identified the inventory overstatement issue in the third quarter of 2003 following the departure of the subsidiary’s controller. We subsequently appointed an accounting officer from our Atlantic Region as acting controller at that subsidiary and, following that officer’s identification of the issue, we began assessing the magnitude of the overstatement. In conjunction with that assessment, we also undertook an internal investigation to determine the cause and timing of events that led to the overstatement. Following the completion of our investigation, an independent investigation was conducted by outside legal counsel, under the direction of the Audit Committee of our Board of Directors. Our internal investigation, supported by this independent investigation, determined that certain accounting policies and procedures were not followed at that subsidiary. As a result, we increased our inventory controls and oversight of the accounting function at that subsidiary and took appropriate personnel action.

In addition to the actions taken to address this specific issue, our management recommended to the Audit Committee that we change the lines of reporting for our subsidiary controllers and other accounting personnel at our operating subsidiaries. Specifically, management recommended that such personnel should report directly to our corporate controller, rather than to local operating management. Our Board of Directors, upon recommendation from management and the Audit Committee, approved this change, which we implemented throughout our operating subsidiaries in the fourth quarter of 2003. In addition, we are also in the process of developing other enhancements to our overall system of internal controls in conjunction with our preparation for compliance with the SEC’s recently adopted rules under Section 404 of the Sarbanes-Oxley Act of 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of our participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIEs that are deemed significant, even if consolidation is not required. As we do not maintain any VIEs, the adoption of FIN 46, effective January 1, 2004 for entities acquired before February 1, 2003, is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 provides that certain financial instruments having characteristics of both liabilities and equity are to be classified as liabilities. This statement was effective July 1, 2003 for existing financial instruments and May 31, 2003 for new or modified financial instruments. As we do not have any financial instruments that qualify under this statement, the adoption of SFAS No. 150 did not have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their aggregate fair value.

Borrowings under our prior credit facility exposed us to certain market risks. Interest on amounts drawn under that credit facility varied based on either the prime rate or one, two, three or six month Eurodollar rates. Based on the $60.0 million outstanding balance as of December 31, 2003, a one-percent change in the applicable rate would have changed the amount of interest paid by $0.6 million for 2003. Our new credit facility exposes us to the same market risks.

We purchase commodities, such as cement and aggregates, at market prices and do not currently use financial instruments to hedge commodity prices.

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

Item 8.    Financial Statements and Supplementary Data

U.S. CONCRETE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Our Consolidated Financial Statements as of December 31, 2003 and 2002 and for each of the two years ended December 31, 2003, together with related notes and the report of PricewaterhouseCoopers LLP, are set forth herein.

Our Consolidated Financial Statements for the year ended December 31, 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of its previously issued report on those financial statements is set forth herein. It has not reissued that report.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company’s consolidated financial statements for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 26, 2002.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” as of January 1, 2002 and, accordingly, ceased amortizing goodwill and indefinite-lived intangible assets as of that date.

As discussed above, the Company’s consolidated financial statements for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. As described in Note 2, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 included in Note 2. In our opinion, the transitional disclosures for 2001 in Note 2 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas

March 12, 2004

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ARTHUR ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN AND ARTHUR ANDERSEN DID NOT CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF U.S. CONCRETE, INC.’S REGISTRATION STATEMENTS.

AS DISCUSSED IN NOTE 2, U.S. CONCRETE, INC. HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, “GOODWILL AND INTANGIBLE ASSETS.” THE ARTHUR ANDERSEN REPORT DOES NOT EXTEND TO THOSE CHANGES. THE REVISION TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Concrete, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc., a Delaware corporation, and subsidiaries as of December 31, 2001 and 2000,* and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.* These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2001 and 2000,* and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001,* in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas

February 26, 2002

*	U.S. Concrete’s consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999 are not included in this Form 10-K.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$7,111	$4,685
Trade accounts receivable, net	64,086	59,224
Inventories	18,104	21,044
Deferred income taxes	2,061	4,188
Prepaid expenses and other current assets	18,109	13,575

Total current assets	109,471	102,716

Property, plant and equipment, net	121,022	117,199
Goodwill	165,226	157,364
Other assets	5,255	4,943

Total assets	$400,974	$382,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$13,610	$56
Accounts payable and accrued liabilities	57,920	55,544

Total current liabilities	71,530	55,600

Long-term debt, net of current maturities	141,429	161,752
Other long-term obligations	3,980	2,569
Deferred income taxes	7,324	456

Total liabilities	224,263	220,377

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 value; 60,000,000 shares authorized; 28,805,632 and 27,024,286 shares issued and outstanding in 2003 and 2002, respectively	29	27
Additional paid-in capital	164,123	157,276
Deferred compensation	(2,286)	—
Retained earnings	14,845	4,542

Total stockholders’ equity	176,711	161,845

Total liabilities and stockholders’ equity	$400,974	$382,222

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31
	2003	2002	2001
Sales	$473,124	$503,314	$493,591
Cost of goods sold before depreciation, depletion and amortization	388,717	404,376	396,769

Gross profit before depreciation, depletion and amortization	84,407	98,938	96,822
Selling, general and administrative expenses	42,550	47,204	44,933
Special compensation charge	—	—	2,124
Restructuring and impairments	—	28,440	—
Depreciation, depletion and amortization	12,441	10,734	13,828

Income from operations	29,416	12,560	35,937
Interest expense, net	16,855	17,127	19,386
Other income, net	3,016	1,137	652

Income (loss) before income tax provision	15,577	(3,430)	17,203
Income tax provision	5,274	608	7,658

Income (loss) before cumulative effect of accounting change	10,303	(4,038)	9,545
Cumulative effect of accounting change	—	(24,328)	—

Net income (loss)	$10,303	$(28,366)	$9,545

Earnings per share:
Basic and diluted income (loss) per share before cumulative effect of accounting change	$0.37	$(0.15)	$0.39
Cumulative effect of accounting change, net of tax	—	(0.91)	—

Basic and diluted income (loss) per share	$0.37	$(1.06)	$0.39

Number of shares used in calculating earnings per share:
Basic	28,003	26,825	24,551
Diluted	28,105	26,825	24,621

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2000	22,452	$22	$127,170	$—	$23,363	$150,555
Public offering, net of offering costs	1,820	2	13,600	—	—	13,602
Issuance of shares for acquisitions	2,076	3	12,372	—	—	12,375
Employee purchase of ESPP shares	226	—	1,242	—	—	1,242
Exercise of stock options	17	—	125	—	—	125
Stock issued to board member	12	—	95	—	—	95
Stock issued in connection with special compensation charge	108	—	776	—	—	776
Net income	—	—	—	—	9,545	9,545

BALANCE, December 31, 2001	26,711	27	155,380	—	32,908	188,315
Issuance of shares for acquisitions	18	—	349	—	—	349
Employee purchase of ESPP shares	247	—	1,247	—	—	1,247
Stock issued in connection with compensation plan	48	—	300	—	—	300
Net loss	—	—	—	—	(28,366)	(28,366)

BALANCE, December 31, 2002	27,024	27	157,276	—	4,542	161,845
Issuance of shares for acquisitions and contingent consideration	1,009	1	4,479	—	—	4,480
Exchange of stock options for restricted common stock	286	—	1,374	(1,374)	—	—
Employee purchase of ESPP shares	265	1	866	—	—	867
Restricted common stock issued in connection with compensation plan	222	—	1,128	(1,128)	—	—
Amortization of deferred compensation	—	—	—	216	—	216
Receivable of common stock to be canceled	—	—	(1,000)	—	—	(1,000)
Net income	—	—	—	—	10,303	10,303

BALANCE, December 31, 2003	28,806	$29	$164,123	$(2,286)	$14,845	$176,711

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,303	$(28,366)	$9,545
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	24,328	—
Restructuring and impairments	—	28,115	—
Depreciation, depletion and amortization	12,441	10,734	13,828
Debt issuance cost amortization	1,930	1,361	1,719
Net loss (gain) on sale of assets	(60)	(485)	77
Deferred income tax provision (benefit)	8,445	(4,232)	4,881
Provision for doubtful accounts	931	2,126	2,507
Provision to write down inventories	1,137	—	—
Stock based compensation	216	—	871
Changes in assets and liabilities, excluding effects of acquisitions:
Receivables	(4,242)	10,976	3,953
Other assets and liabilities, net	(1,837)	(3,945)	(1,801)
Accounts payable and accrued liabilities	(2,572)	(5,679)	9,294

Net cash provided by operating activities	26,692	34,933	44,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,287)	(18,045)	(10,859)
Payments for acquisitions, net of cash received of $1,081, $0 and $2,174	(5,814)	(17,064)	(47,129)
Payment of direct costs in connection with acquisitions	(164)	(242)	(2,613)
Proceeds from disposals of property, plant and equipment	2,587	1,068	2,214
Other investing activities	(581)	(2,206)	—

Net cash used in investing activities	(17,259)	(36,489)	(58,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	—	6,620
Repayments of borrowings	(6,769)	(1,967)	(113)
Proceeds from issuances of common stock	867	1,247	15,200
Cash paid related to common stock issuance costs	(36)	—	(180)
Debt issuance costs	(1,069)	(166)	(1,598)

Net cash provided by (used in) financing activities	(7,007)	(886)	19,929

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,426	(2,442)	6,416
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,685	7,127	711

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,111	$4,685	$7,127

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,374	$15,306	$17,865
Cash paid for income taxes	$303	$6,445	$336

Supplemental disclosure of noncash investing and financing activities:
Additions to property, plant and equipment from exchanges	$—	$88	$—
Receivable from sale of assets	$—	$450	$—
Common stock and stock options issued in connection with acquisitions and contingent consideration	$4,480	$349	$12,375
Exchange of stock options for restricted stock	$1,374	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

U.S. Concrete, Inc., a Delaware corporation, provides ready-mixed concrete and related concrete products and services to the construction industry in several major markets in the United States. U.S. Concrete is a holding company and conducts its businesses through its consolidated subsidiaries.

U.S. Concrete commenced operations in May 1999 when it acquired six operating businesses in three major markets in the United States. Since then, and through December 31, 2003, U.S. Concrete has acquired an additional 23 operating businesses in these and seven additional markets in the United States.

U.S. Concrete’s future success depends on a number of factors, which include attracting and retaining qualified management and employees, complying with government regulations and other regulatory requirements or contract specifications and addressing risks associated with competition, seasonality and quarterly fluctuations, integrating operations successfully, managing growth, identifying and acquiring satisfactory acquisition candidates and obtaining acquisition financing.

Basis of Presentation

The consolidated financial statements consist of the accounts of U.S. Concrete and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

U.S. Concrete records as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase.

Inventories

Inventories consist primarily of raw materials, precast products, building materials and repair parts that U.S. Concrete holds for use or sale in the ordinary course of business. It uses the first-in, first-out method to value inventories at the lower of cost or market.

Prepaid Expenses

Prepaid expenses primarily include amounts U.S. Concrete has paid for insurance, licenses, property taxes, rent and maintenance contracts. It expenses or amortizes all prepaid amounts as used or over the period of benefit, as applicable.

Property, Plant and Equipment, Net

U.S. Concrete states property, plant and equipment at cost and uses the straight-line method to compute depreciation of these assets over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from 6 to 12 years; and other, from 3 to 10 years. It capitalizes leasehold improvements on properties held under operating leases and amortizes them over the lesser of their estimated useful lives or the applicable lease term.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2002, U.S. Concrete began evaluating the recoverability of its property, plant and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” U.S. Concrete compares the carrying value of long-lived assets to its projection of future undiscounted cash flows attributable to such assets and in the event that the carrying value exceeds the future undiscounted cash flows, U.S. Concrete records an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. Prior to January 1, 2002, U.S. Concrete evaluated its property, equipment and intangible assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In the fourth quarter of 2002, U.S. Concrete recorded impairment charges totaling $2.5 million for certain equipment that was removed from service or held for disposal. This charge was classified as a component of the restructuring and impairments in the consolidated statement of operations for the year ended December 31, 2002 (see Note 5 for further discussion).

Goodwill

Goodwill represents the amount by which the total purchase price U.S. Concrete has paid to acquire businesses accounted for as purchases exceeds the estimated fair value of the net assets acquired. As a result of adopting SFAS No. 142, U.S. Concrete’s goodwill is no longer amortized. Under SFAS No. 142, U.S. Concrete’s goodwill is periodically tested for impairment. SFAS No. 142 provided a six-month transitional period to complete the initial impairment review. U.S. Concrete completed its initial impairment review during the quarter ended June 30, 2002. That review indicated impairments attributable to two reporting units. As a result, U.S. Concrete recorded a transitional goodwill impairment charge of $24.3 million, net of tax, which it has presented as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 2002 (see Note 2 for further discussion). In the fourth quarter of 2002, U.S. Concrete recorded a goodwill impairment charge of $25.6 million, representing the remaining goodwill associated with those two reporting units (see Notes 2 and 5 for further discussion).

The following table reconciles net income, basic earnings per share and diluted earnings per share for the year ended December 31, 2001, adjusted for the effect of SFAS No. 142 (in thousands, except per share amounts):

2001
Net income:
Reported net income	$9,545
Add: goodwill amortization, net of tax	3,993

Adjusted net income	$13,538

Earnings per share:
Reported basic and diluted	$0.39
Adjusted basic and diluted	$0.55

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Issue Costs

Other assets include debt issue costs related to U.S. Concrete’s prior revolving credit facility and senior subordinated notes. U.S. Concrete amortizes these costs as interest expense over the scheduled maturity period of the debt. As a result of a decrease in the commitment under the prior revolving credit facility (see Note 9 for discussion), U.S. Concrete expensed approximately $0.4 million of the unamortized debt issuance costs as interest expense during the year ended December 31, 2003. As of December 31, unamortized debt issuance costs were $2.5 million in 2003 and $3.6 million in 2002.

Allowance for Doubtful Accounts

U.S. Concrete provides an allowance for accounts receivable it believes it may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable that U.S. Concrete writes off its books decrease the allowance. U.S. Concrete determines the amount of bad debt expense it records each period and the resulting adequacy of the allowance at the end of each period by using a combination of its historical loss experience, a customer-by-customer analysis of its accounts receivable balances each period and subjective assessments of its bad debt exposure.

Sales and Expenses

U.S. Concrete derives substantially all its sales from the production and delivery of ready-mixed concrete, other onsite products and related building materials. It recognizes sales when products are delivered. Amounts billed to customers for delivery costs are classified as a component of total revenues and the related delivery costs are classified as a component of total cost of goods sold. Cost of goods sold consists primarily of product costs and operating expenses (excluding depreciation, depletion and amortization). Operating expenses consist primarily of wages, benefits, insurance and other expenses attributable to plant operations, repairs and maintenance and delivery costs. Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses, provision for doubtful accounts and professional fees.

Insurance Programs

U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under its insurance program in effect since July 2001, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete funds those deductibles and records an expense for losses it expects under the programs. U.S. Concrete determines expected losses using a combination of its historical loss experience and subjective assessments of its future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions. Although U.S. Concrete believes that the estimated losses are reasonable, significant differences related to the items noted above could materially affect U.S. Concrete’s insurance obligations and future expense. As of December 31, the amounts accrued for self-insurance claims were $6.6 million in 2003 and $5.3 million in 2002.

Reclamation

The estimated cost of reclamation is accrued over the life of the mineral deposits based on tons mined in relation to total estimated tons of reserves. Expenditures to reclaim land are charged to the reserves as incurred.

Income Taxes

U.S. Concrete uses the liability method of accounting for income taxes. Under this method, it records deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities and uses enacted tax rates and laws that U.S. Concrete expects will be in effect when it recovers those assets or settles those liabilities, as the case may be, to measure those taxes.

U.S. Concrete files a consolidated federal income tax return, which includes the operations of all acquired businesses for periods subsequent to their respective acquisition dates. The acquired businesses file “short period” federal income tax returns for the period from their last fiscal year through their respective acquisition dates.

Fair Value of Financial Instruments

The financial instruments of U.S. Concrete consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. U.S. Concrete’s management considers the carrying values of cash and cash equivalents, trade receivables, trade payables and the revolving credit facility to be representative of their respective fair values. The fair value of the senior subordinated notes is estimated based on interest rates for the same or similar debt offered to U.S. Concrete having the same or similar remaining maturities and collateral requirements. As of December 31, the fair value of U.S. Concrete’s $95 million principal amount of senior subordinated notes was $107.3 million in 2003 and $99.1 million in 2002.

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

Earnings per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year, but also include the dilutive effect of stock-based incentives and option plans (including stock options and awards of restricted stock).

The following table reconciles the numerator and denominator of the basic and diluted earnings per share during the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts).

	2003	2002	2001
Numerator:
Net income (loss)	$10,303	$(28,366)	$9,545
Denominator:
Weighted average common shares outstanding-basic	28,003	26,825	24,551
Effect of dilutive stock options and restricted stock	102	—	70

Weighted average common shares outstanding-diluted	$28,105	$26,825	$24,621

Earnings (loss) per share:
Basic	$0.37	$(1.06)	$0.39
Diluted	$0.37	$(1.06)	$0.39

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, options to purchase 3.1 million in 2003, 4.1 million in 2002 and 1.9 million in 2001 shares of common stock were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock.

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2003, no differences existed between the historical consolidated net income and consolidated comprehensive income of U.S. Concrete.

Segment Information

U.S. Concrete has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for the manner by which public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. All segments that meet a threshold of 10% of revenues, reported profit or loss or combined assets are defined as significant segments. U.S. Concrete currently aggregates its ready-mixed concrete and other concrete related products as one reportable segment. All of its operations, sales and long-lived assets are in the United States.

Stock Options

Under the requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” U.S. Concrete accounts for stock option awards in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price is greater than or equal to the market price of the underlying common stock on the date of grant. The exercise price per share of each stock option U.S. Concrete awarded during 2003, 2002 and 2001 was greater than or equal to the fair market value of a share of U.S. Concrete’s common stock on the date of grant.

The following table reflects pro forma net income (loss) and earnings (loss) per share implications if the fair value method of SFAS No. 123 had been applied to all awards that vested during the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):

	2003	2002	2001
Net income (loss)	$10,303	$(28,366)	$9,545
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	216	—	871
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards vested during the year, net of any tax effects	(1,918)	(1,713)	(2,299)

Pro forma net income (loss)	$8,601	$(30,079)	$8,117

Earnings (loss) per share:
Reported basic and diluted	$0.37	$(1.06)	$0.39
Pro forma basic and diluted	$0.31	$(1.12)	$0.33

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair values of options at their grant date for 2003, 2002 and 2001, where the exercise price equaled the market price on the grant date, were $1.43, $2.01 and $4.85, respectively. The estimated fair values for options granted in 2003, 2002 and 2001 were calculated using a Black-Scholes option pricing model, with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rate of 3.25%, 2.78% and 5.00%; no dividend yield; volatility factor of 0.314, 0.313 and 0.542; and an expected option life of 5, 5 and 10 years.

For additional discussion related to stock options, see Note 10.

Recent Accounting Requirements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on U.S. Concrete’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liability and Equity” (“SFAS No. 150”). SFAS No. 150 provides that certain financial instruments with characteristics of both liability and equity are to be classified as a liability. The statement is effective July 1, 2003 for existing financial instruments and May 31, 2003 for new or modified financial instruments. U.S. Concrete does not have financial instruments that qualify under this statement.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others,” which clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor’s accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also will require U.S. Concrete to record certain guarantees that it issues or modifies after December 31, 2002, including certain third-party guarantees, on the balance sheet initially at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. The adoption of FIN 45 did not have an impact on U.S. Concrete’s consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require identification of U.S. Concrete’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 as amended must be applied at the end of periods ending after March 15, 2004, and is effective immediately for all new VIEs created or acquired after January 31, 2003. As U.S. Concrete does not maintain any VIE, the adoption of FIN 46 did not have an impact on its consolidated financial position, results of operations or cash flows.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    GOODWILL

U.S. Concrete adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, substantially all of U.S. Concrete’s intangible assets are no longer amortized and U.S. Concrete must perform an annual impairment test for goodwill and other intangible assets. U.S. Concrete allocates these assets to various reporting units, consisting of eight operating divisions. SFAS No. 142 requires U.S. Concrete to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, U.S. Concrete would record an impairment loss to the extent of that difference. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, U.S. Concrete would recognize an impairment. U.S. Concrete bases the fair values of its reporting units on a combination of valuation approaches, including discounted cash flows, multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization and comparisons of recent transactions. Under SFAS No. 142, U.S. Concrete recorded a transitional goodwill impairment charge of $36.6 million ($24.3 million, net of tax), which it presented as a cumulative effect of accounting change in the first quarter of 2002. This impairment charge was attributable to two reporting units, its divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi. Local market and economic conditions affected the value of acquisitions made in North Texas (in 2000 and 2001) and Memphis, Tennessee/Northern Mississippi (in 1999).

Subsequently, in the fourth quarter of 2002, U.S. Concrete conducted its annual valuation test and determined that two reporting units, its divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi, had experienced a further decline in value and determined that the fair value of goodwill in those reporting units was less than its carrying amount. U.S. Concrete recorded a goodwill impairment charge of $25.6 million, representing the remaining goodwill associated with those reporting units. This charge was included as a component of restructuring and impairment charges in the consolidated statement of operations in 2002 (see Note 5 for further discussion). In the fourth quarter of 2003, U.S. Concrete conducted its annual valuation test and determined it was not required to recognize any goodwill impairment. There can be no assurance that goodwill impairments will not occur in the future.

The changes in the carrying amount of goodwill for the two years ended December 31, 2003 and 2002 were as follows (in thousands):

Balance at January 1, 2002	$219,868
Impairments	(62,223)
Adjustments	(281)

Balance at December 31, 2002	$157,364
Acquisition	6,269
Adjustments	1,593

Balance at December 31, 2003	$165,226

During the third quarter of 2003, U.S. Concrete increased goodwill by $0.8 million to correct an inventory overstatement related to the acquisition date of one of its subsidiaries in its Atlantic Region (see Note 6 for discussion). The $0.8 million increase in goodwill represents a correction of a $1.4 million overstatement of inventories in the opening balance sheet of that subsidiary and a $0.6 million increase of deferred tax assets established in the opening balance sheet related to the change in inventories. The other goodwill adjustments primarily represent post-acquisition adjustments to reflect the contingent consideration payment related to that 2001 business acquisition and the adjustment of certain preacquisition tax contingencies related to the acquisition of a business in 2000. The goodwill adjustments in 2002 primarily represent post-acquisition adjustments to reflect the final fair values of assets acquired and liabilities assumed in the acquisition of five businesses in 2001.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 1 for pro forma disclosure of net income and earnings per share for the year ended December 31, 2001 under SFAS No. 142.

3.    BUSINESS COMBINATIONS

In February 2003, U.S. Concrete completed the acquisition of Builders’ Redi-Mix, Inc., which produces and distributes ready-mixed concrete in the greater Lansing, Michigan market. The purchase price was approximately $10.3 million, comprised of $5.8 million in cash, net of cash acquired, transaction costs of $0.2 million and 920,726 shares of common stock (valued at $4.3 million). The purchase price has been allocated to the fair value of property and equipment of $4.4 million, goodwill of $6.3 million and net assumed liabilities of $0.4 million (net of other current assets of $2.3 million) in the accompanying consolidated balance sheet. U.S. Concrete has accounted for this transaction under the purchase method of accounting, and the excess of the purchase price compared to the fair market value of assets acquired has been allocated to goodwill. U.S. Concrete also effected one acquisition in 2002, seven in 2001, six in 2000 and 14 in 1999, including its initial six acquisitions at the time of its IPO, all of which were accounted for as purchases. The following table summarizes the aggregate consideration U.S. Concrete paid for transactions during the years ended December 31, 2003, 2002 and 2001:

Consideration (in thousands):	2003	2002	2001
Cash	$6,895	$17,064	$49,303
Fair value of common stock issued	4,333	—	12,375

Total	$11,228	$17,064	$61,678

The following summarized unaudited pro forma consolidated financial information for the years ended December 31, 2003 and 2002 adjusts the historical consolidated financial information to reflect the assumption that all acquisitions since 2001 occurred on January 1, 2002 (in thousands, except per share data):

	2003	2002
	(unaudited)
Revenues	$473,420	$517,326
Net income (loss) before cumulative effect of accounting change	$10,228	$(3,311)
Net income (loss)	$10,228	$(27,639)
Basic and diluted earnings (loss) per share	$0.37	$(1.00)

The pro forma financial information for 2002 includes a cumulative effect of a change in accounting principle effective January 1, 2002, which resulted in a transitional charge to earnings, net of tax, of $24.3 million (see Note 2 for discussion) and restructuring and impairment charges to income from operations of $28.4 million (see Note 5 for discussion).

Pro forma adjustments in these amounts primarily relate to:

•	contractual reductions in salaries, bonuses and benefits to employees and former owners of the acquired businesses;

•	elimination of sellers’ legal, accounting and other professional fees incurred in connection with the acquisitions;

•	adjustments to interest expense, net to reflect borrowings incurred to fund acquisitions; and

•	adjustments to the federal and state income tax provision based on pro forma operating results.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma financial information does not purport to represent what the combined financial results of operations of U.S. Concrete actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of its financial results of operations for any future period.

In connection with the acquisitions, U.S. Concrete has determined the resulting goodwill during the years ended December 31, 2003, 2002 and 2001 as follows (in thousands):

	2003	2002	2001
Cash consideration	$6,895	$17,064	$49,303
Less: cash received from acquired companies	(1,081)	—	(2,174)

Cash paid, net of cash acquired	5,814	17,064	47,129
Fair value of common stock issued	4,333	—	12,375
Direct acquisition costs incurred	164	242	2,613

Total purchase costs incurred, net of cash acquired	10,311	17,306	62,117

Fair value of assets acquired, net of cash acquired	6,832	17,606	40,056
Less: fair value of assumed liabilities	(2,790)	(300)	(14,257)

Fair value of net assets acquired, net of cash acquired	4,042	17,306	25,799

Costs incurred in excess of fair value of net assets acquired	$6,269	$—	$36,318

4.    SPECIAL COMPENSATION AND SETTLEMENTS

Special Compensation

In 2001, U.S. Concrete granted incentive compensation to members of its management team and some of its key employees in recognition of the overall contribution those employees made to its various 2001 capital raising initiatives. This capital raising incentive compensation award was in addition to U.S. Concrete’s recurring annual incentive compensation program. U.S. Concrete recorded the $2.1 million special compensation charge as an operating expense in 2001.

Settlements

In 2001, U.S. Concrete and its subsidiary, Central Concrete Supply Co., Inc. (“Central”), entered into a settlement agreement with Del Webb California Corp. and its parent company, Del Webb Corporation (together, “Del Webb”), relating to litigation initiated against U.S. Concrete and others involving claims of defective concrete provided by Central for use in a large, single-family home tract-construction project in Northern California. Under the settlement agreement, U.S. Concrete agreed to accept a back charge in the amount of $0.6 million from Del Webb and pay an additional $2.2 million to Del Webb. U.S. Concrete recorded the $2.8 million charges as selling, general and administrative expenses in 2001.

In 2003, U.S. Concrete asserted a legal claim against two former owners of a U.S. Concrete subsidiary in the Atlantic Region for indemnification under an acquisition agreement for breach of representations made by the former owners in the acquisition agreement. Those prior owners provided U.S. Concrete with indemnification consideration of $2.0 million to settle their claim, consisting of cash, the return of U.S. Concrete common stock and other assets, which U.S. Concrete recorded as other income in the fourth quarter of 2003. Receivables of $0.8 million in cash and $0.2 million in other assets were included in other current receivables and other assets as of December 31, 2003. A receivable of $1.0 million in U.S. Concrete common stock was reflected as a reduction in stockholders’ equity as of that date.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of 2002, U.S. Concrete implemented operational initiatives focusing on the realignment of the business in its North Texas and Memphis, Tennessee/Northern Mississippi markets. In connection with those initiatives, U.S. Concrete completed a restructuring plan that included severance for one employee, lease terminations, the disposal of assets, the write-down of certain equipment and other actions. U.S. Concrete recorded restructuring and impairment charges totaling $28.4 million ($18.9 million, net of tax) for the year ended December 31, 2002. The restructuring and impairments charges were composed of goodwill impairments of $25.6 million related to two reporting units in U.S. Concrete’s North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi markets (see Note 2 for discussion), assets impairment charges of $2.5 million primarily related to rolling stock, severance costs of $0.1 million and lease termination and other exit costs of $0.2 million. The impaired assets sold, totaling approximately $0.9 million as of December 31, 2002, were included in prepaid and other current assets in the consolidated balance sheet. U.S. Concrete sold substantially all of those assets in the first quarter of 2003 for $1.3 million.

A summary of the remaining liability for restructuring costs is as follows (in thousands):

	Total Recorded	Cash paid in 2002	Non-cash items	Liability at December 31, 2002	Cash paid in 2002	Noncash items	Liability at December 31, 2003
Severance costs	$90	$—	$—	$90	$90	$—	$—
Lease termination and other exit costs	250	44	15	191	130	—	61
Asset impairments	2,503	—	2,503	—	—	—	—
Goodwill impairments	25,597	—	25,597	—	—	—	—

Total	$28,440	$44	$28,115	$281	$220	$—	$61

The restructuring liability, totaling $0.1 million as of December 31, 2003, is included in accrued liabilities in the consolidated balance sheet.

6.    INVENTORIES

Inventory consists of the following (in thousands):

	December 31
	2003	2002
Raw materials	$8,218	$8,151
Precast products	4,410	7,264
Building materials for resale	3,605	4,050
Repair parts	1,871	1,579

	$18,104	$21,044

During the third quarter of 2003, U.S. Concrete identified an inventory overstatement at one of its subsidiaries in its Atlantic Region. As a result, U.S. Concrete reduced inventory by $2.5 million to account for this overstatement in the third quarter of 2003. Since the impact to U.S. Concrete’s 2001 and 2002 annual financial statements was not material, U.S. Concrete recorded an increase of $1.1 million, or $0.7 million net of tax, to cost of goods sold in the third quarter of 2003. The cost of goods sold, properly reflected in the respective prior periods, would have decreased annual net income for 2001 by $0.2 million and increased the annual net loss

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for 2002 by $0.5 million. U.S. Concrete reflected the remaining $1.4 million of the overstatement, which related to the acquisition date, as a $0.8 million increase in goodwill and a $0.6 million increase in deferred tax assets as of December 31, 2003 (see Note 2 for discussion).

7.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows (in thousands):

	December 31
	2003	2002
Land and mineral deposits	$33,461	$32,196
Buildings and improvements	10,094	9,377
Machinery and equipment	56,808	46,933
Mixers, trucks and other vehicles	62,934	56,680
Other, including construction in progress	2,346	5,824

	165,643	151,010
Less: accumulated depreciation and depletion	(44,621)	(33,811)

	$121,022	$117,199

8.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in U.S. Concrete’s allowance for doubtful accounts receivable consists of the following (in thousands):

	December 31
	2003	2002	2001
Balance, beginning of period	$4,497	$3,667	$1,627
Additions from acquisitions	83	—	1,031
Provision for doubtful accounts	931	2,126	2,507
Uncollectible receivables written off, net of recoveries	(872)	(1,296)	(1,498)

Balance, end of period	$4,639	$4,497	$3,667

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31
	2003	2002
Prepaid expenses	$2,566	$2,639
Other current receivables	7,953	5,969
Assets held for sale	—	850
Other current assets	7,590	4,117

	$18,109	$13,575

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts payable and accrued liabilities consist of the following (in thousands):

	December 31
	2003	2002
Accounts payable	$35,395	$23,803
Accrued compensation and benefits	1,329	3,999
Accrued interest	2,009	2,319
Accrued income taxes	775	2,844
Accrued insurance	6,589	5,318
Other	11,823	17,261

	$57,920	$55,544

9.    LONG-TERM DEBT

A summary of long-term debt is as follows (in thousands):

	December 31
	2003	2002
Revolving credit facility	$60,000	$66,730
12.00% senior subordinated notes	95,000	95,000
Other	39	78

	155,039	161,808
Less: current maturities	(13,610)	(56)

Long-term debt, net of current maturities	$141,429	$161,752

Prior Credit Facility

Until March 12, 2004, U.S. Concrete maintained a revolving credit facility totaling $100 million that was scheduled to mature in May 2004. U.S. Concrete’s subsidiaries fully and unconditionally guaranteed the repayment of all amounts owing under the facility, and U.S. Concrete collateralized the facility with the capital stock and assets of its subsidiaries on a joint and several basis. U.S. Concrete used this credit facility for the following purposes:

•	working capital;

•	internal expansion of its operations;

•	financing acquisitions; and

•	general corporate purposes.

The credit agreement provided that at the time of each borrowing, U.S. Concrete selected an interest rate for that borrowing at a specified margin above either prime or LIBOR. Commitment fees at an annual rate of 0.50% were paid on the unused portion of this credit facility. As of December 31, 2003, $60.0 million was outstanding under this credit facility at a weighted average annual interest rate of 4.2%. As of December 31, 2002, the outstanding balance under this credit facility had a weighted average annual interest rate of 4.3%.

The credit agreement contained covenants that placed limitations on incurring certain indebtedness, prepaying indebtedness, paying dividends, purchasing treasury stock and making capital expenditures,

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions and investments. The agreement also required U.S. Concrete to maintain certain financial ratios as of the end of each quarter, including leverage, fixed coverage and asset coverage ratios. Effective as of October 15, 2003, U.S. Concrete entered into a fourth amendment to the agreement to, among other things, reduce the total commitments from $200 million to $100 million, increase the permissible total leverage ratio and decrease the minimum fixed charge coverage ratio. This amendment remained in effect through the repayment of this facility on March 12, 2004. As of December 31, 2003, U.S. Concrete was in compliance with these amended covenants. As of December 31, 2003, U.S. Concrete had $40.0 million of remaining capacity under this facility, of which it could have borrowed approximately $8.0 million based on its leverage ratio at that date.

Refinancing of Prior Credit Facility

On March 12, 2004, U.S. Concrete terminated that facility and repaid the entire amount then outstanding thereunder with borrowings under its new asset-backed revolving credit and term loan facility. This facility consists of a revolving credit facility of up to $100 million and a term loan facility of up to $25 million which it has secured with substantially all its assets. On March 12, 2004, U.S. Concrete initially borrowed $44 million under the revolving credit facility and $20 million under the term loan facility. The balance of the term loan facility will be available to U.S. Concrete until June 10, 2004 if it meets specified conditions, principally the establishment of additional collateral value for the term loan. U.S. Concrete has the option until June 10, 2004 to reallocate the balance of the term loan to increase the revolving credit facility in such an amount.

The revolving credit facility will terminate, and all revolving credit loans will become due, on March 12, 2009. The term loan will be payable in a lump sum on March 12, 2007. Both the revolving credit loans and the term loan will be subject to the mandatory prepayment provisions described below. Prepayments under the revolving credit facility will not reduce the amount thereafter available to U.S. Concrete under the facility, while amounts prepaid on the term loan cannot be reborrowed.

The revolving credit loans and the term loan will bear interest at fluctuating rates payable monthly in arrears. These rates will be either a domestic base rate or a Eurodollar base rate plus, in each case, a margin. U.S. Concrete generally will have the option to specify whether the domestic rate or the Eurodollar rate will apply to all or a portion of the loans. In the case of domestic rate loans, the margin will be 125 basis points for revolving credit loans and 150 basis points for the term loan until September 12, 2004. Thereafter, the domestic rate margins will vary from 50 to 125 basis points for revolving credit loans and from 75 to 150 basis points for the term loan. In the case of Eurodollar rate loans, the margin will be 275 basis points for revolving credit loans and 300 basis points for the term loan until September 12, 2004. Thereafter, the Eurodollar rate margins will vary from 200 to 275 basis points for revolving credit loans and from 225 to 300 basis points for the term loan. In each case, the amount of the margin will be keyed to the amount of unused borrowing capacity available to U.S. Concrete under the revolving credit facility. The maximum margins will apply if that capacity is less than $20 million, and the margins will decrease as that capacity increases in specified increments. At March 12, 2004, based on the domestic base rates, the weighted average annual interest rate of the initial borrowings under the new facility was 5.3%.

The credit agreement provides for mandatory prepayments of the revolving credit loans in the event the amounts outstanding under the revolving credit facility become under-collateralized and in certain other events, including various types of asset sales, insured casualty or loss events, debt incurrences and equity issuances. The term loan also is subject to prepayment in the event it becomes under-collateralized and upon certain other events, including certain asset sales.

Senior Subordinated Notes—12.00%

In 2000, U.S. Concrete issued and sold to institutional investors in a private placement $95 million aggregate principal amount of its 12.00% senior subordinated notes due November 10, 2010. These notes:

•	are mandatorily repayable in equal annual installments of approximately $13.6 million on November 10 in each of the years 2004 through 2010;

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	are subordinated in right of payment to the indebtedness outstanding under the credit facility;

•	are guaranteed by U.S. Concrete’s subsidiaries; and

•	require U.S. Concrete to comply with covenants generally consistent with those required under its former credit facility.

U.S. Concrete used the net proceeds from its sale of the notes to reduce amounts outstanding under its former credit facility.

Long-term debt maturing over the next five years and thereafter are presented below (in thousands). The maturities below reflect the refinancing of U.S. Concrete’s credit facility on March 12, 2004.

Period	Amount
2004	$13,610
2005	13,571
2006	13,571
2007	33,571
2008	13,571
2009 and thereafter	67,145

Total	$155,039

10.    STOCKHOLDERS’ EQUITY

Restricted Stock

Shares of restricted common stock issued pursuant to U.S. Concrete’s 1999 Incentive Plan and 2001 Employee Incentive Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, the plan participants are entitled to vote and receive dividends on their restricted shares. Upon issuance of the common stock, a deferred compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period.

During the first quarter of 2003, U.S. Concrete awarded to certain key employees 97,561 restricted shares of common stock (valued at $0.4 million). The awards are subject to vesting requirements. The value of this stock was established by the market price on the date of grant and was recorded as deferred compensation. The deferred compensation is reflected as a reduction in stockholders’ equity on the consolidated balance sheet and is being amortized ratably over the applicable restricted stock vesting period of five years.

On August 22, 2003, U.S. Concrete offered eligible employees the opportunity to exchange their outstanding stock options, with an exercise price of $8.00 or more, for restricted shares of U.S. Concrete’s common stock, at an exchange ratio of one share of restricted stock for every three option shares tendered. As restricted stock, the shares are subject to forfeiture and other restrictions until they vest. Regardless of the vesting schedule of the eligible options offered for exchange, the restricted stock granted in the offer vests over three years in equal annual installments on September 22 of each year, beginning September 22, 2004, assuming the employee continues to meet the requirements for vesting. On September 22, 2003, U.S. Concrete accepted for exchange and canceled eligible options to purchase an aggregate of 859,140 shares of its common stock, representing approximately 93% of the 921,754 options that were eligible to be tendered in the offer as of the expiration date. Under the offer, U.S. Concrete granted an aggregate of 286,381 restricted shares of its common stock, or approximately $1.4 million in value, in exchange for the tendered eligible options. The value of this

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock was established by the market price on the date of the grant and was recorded as a reduction in stockholders’ equity on the consolidated balance sheet. This restricted deferred compensation reflected as stock issuance requires U.S. Concrete to recognize a noncash stock compensation charge of approximately $0.5 million per year over the three-year vesting period of the restricted stock. U.S. Concrete is required to account for the remaining 62,614 eligible options that were not exchanged using variable plan accounting under APB Opinion No. 25 and its related interpretations. The weighted average exercise price of these remaining eligible options is $8.12. In the future, to the extent that U.S. Concrete’s stock price exceeds an option’s exercise price, the difference will be recorded as a noncash compensation charge, with an offset to additional paid-in capital. No charges have been recorded with respect to these remaining options through December 31, 2003.

In December 2003, U.S. Concrete awarded to certain employees 114,666 restricted shares of common stock (valued at $0.6 million). The awards are subject to vesting requirements. The value of this stock was established by the market price on the date of grant and was recorded as deferred compensation. The deferred compensation is reflected as a reduction in stockholders’ equity on the consolidated balance sheet and is being amortized ratably over the applicable restricted stock vesting period of 42 months.

The number of outstanding shares of restricted stock totaled 516,056 as of December 31, 2003 and 17,847 as of December 31, 2002 and 2001. U.S. Concrete recognized stock compensation expense of approximately $0.3 million in 2003 and $0.9 million in 2001 related to restricted stock awards. No stock compensation expense was incurred in 2002.

Stock Options

U.S. Concrete’s 1999 Incentive Plan and 2001 Employee Incentive Plans enable U.S. Concrete to grant nonqualified and incentive options, restricted stock, stock appreciation rights and other long-term incentive awards to employees and nonemployee directors of U.S. Concrete and nonemployee consultants and other independent contractors who provide services to U.S. Concrete (except that no officers or directors of U.S. Concrete are eligible to participate in the 2001 Employee Incentive Plan). Options U.S. Concrete grants under these plans generally vest over a four-year period and expire if not exercised prior to the tenth anniversary following the grant date. The number of shares available for awards under these plans was approximately 2.1 million as of December 31, 2003, approximately 1.3 million as of December 31, 2002 and approximately 1.8 million as of December 31, 2001. The board of directors of U.S. Concrete may, in its discretion, grant additional awards or establish other compensation plans.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth certain stock option information (shares in thousands):

	Number of Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2000	2,400	$7.74
Granted	1,179	7.07
Exercised	(17)	6.81
Canceled	(148)	7.52

Options outstanding at December 31, 2001	3,414	7.53
Granted	1,138	6.25
Exercised	—	—
Canceled	(458)	7.05

Options outstanding at December 31, 2002	4,094	7.22
Granted	125	4.58
Exercised	—	—
Canceled	(1,119)	7.80

Options outstanding at December 31, 2003	3,100	$6.90

Options exercisable at December 31, 2001	955	$7.84

Options exercisable at December 31, 2002	1,698	$7.64

Options exercisable at December 31, 2003	1,796	$7.16

Range of Exercise Prices	Number of Outstanding Options	Weighted- Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Exercisable Options	Weighted- Average Exercise Price
$4.08—$6.26	156	5.9	$4.74	98	$4.67
$6.27—$6.99	1,265	7.7	6.35	453	6.41
$7.00—$7.99	909	6.8	7.08	531	7.09
$8.00—$8.75	770	5.4	8.03	714	8.03

	3,100			1,796

See Note 1 for pro forma disclosure of net income (loss) and earnings (loss) per share under SFAS No. 123.

Employee Stock Purchase Plan

In January 2000, U.S. Concrete’s board of directors adopted, and its stockholders approved, the U.S. Concrete 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. All U.S. Concrete personnel that are employed for at least 20 hours per week and five months per calendar year are eligible to participate in the ESPP. Under the ESPP, employees electing to participate are granted the right to purchase shares of U.S. Concrete common stock at a price generally equal to 85% of the lower of the fair market value of a share of U.S. Concrete common stock on the first or last day of the offering period. U.S. Concrete issued 264,768 shares in 2003, 246,268 shares in 2002 and 226,567 shares in 2001.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    INCOME TAXES

U.S. Concrete’s consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

The amounts of consolidated federal and state income tax provisions are as follows (in thousands):

	Year Ended December 31
	2003	2002	2001
Current:
Federal	$(2,337)	$3,478	$2,346
State	(834)	1,362	431

	(3,171)	4,840	2,777

Deferred:
Federal	$7,209	$(3,487)	$4,532
State	1,236	(745)	349

	8,445	(4,232)	4,881

Total provision	$5,274	$608	$7,658

A reconciliation of U.S. Concrete’s effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

	Year Ended December 31
	2003	2002	2001
Tax at statutory rate	$5,452	$(1,201)	$6,021
Add (deduct):
State income taxes	262	401	507
Nondeductible expenses	260	1,421	1,068
Nontaxable items	(700)	—	—
Other	—	(13)	62

Income tax provision	$5,274	$608	$7,658

Effective income tax rate	33.9%	17.7%	44.5%

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. U.S. Concrete presents the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31
	2003	2002
Deferred income tax liabilities:
Property, plant and equipment, net	$19,499	$15,569
Goodwill	—	—
Other	50	122

Total deferred income tax liabilities	19,549	15,691

Deferred income tax assets:
Goodwill	11,886	14,937
Allowance for doubtful accounts	780	674
Inventory	390	935
Accrued expenses	304	2,579
Net operating loss carryforwards	652	65
Other	274	233

Total deferred income tax assets	14,286	19,423

Net deferred income tax (assets) liabilities	$5,263	$(3,732)

12.    RELATED-PARTY TRANSACTIONS

U.S. Concrete enters into transactions in the normal course of business with related parties. These transactions consist principally of operating leases under which U.S. Concrete leases facilities from former owners of its acquired businesses or their affiliates.

U.S. Concrete’s related party leases are for periods generally ranging from three to 20 years. Aggregate lease payments under these leases were approximately $1.9 million in 2003, $2.8 million in 2002 and $2.8 million in 2001. The schedule of minimum lease payments in Note 14 includes U.S. Concrete’s future commitments under these leases.

On completion of its IPO, U.S. Concrete entered into new facilities leases, or extended existing leases, with former stockholders or affiliates of former stockholders of Central Concrete Supply Co., Inc. and Eastern Concrete Materials, Inc. (formerly known as Baer Concrete, Incorporated). Those leases generally provide for initial lease terms of 15 to 20 years, with one or more extension options U.S. Concrete may exercise. The following summarizes the current annual rentals U.S. Concrete must pay during the initial lease terms:

Locations:	Number of Facilities	Aggregate Annual Rentals
Central	2	$323,916
Eastern	2	$311,745

Central purchased building materials from a company owned by two trusts of which William T. Albanese, a shareholder and the President of U.S. Concrete’s Bay Area Region, and Thomas J. Albanese, a shareholder and the Executive Vice President of Sales of U.S. Concrete’s Bay Area Region, are co-trustees. Central’s purchases

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from this company totaled approximately $210,000 in 2003, $278,000 in 2002 and $310,000 in 2001. U.S. Concrete believes the amounts it paid for these building materials were fair and substantially equivalent to amounts it would have paid to an unaffiliated third party. Both trusts sold their interest in this building materials company in early 2002.

Central sold concrete products to a company owned by a cousin of William T. Albanese and Thomas J. Albanese totaling $9.6 million in 2003, $14.1 million in 2002 and $15.8 million in 2001. U.S. Concrete believes the amounts it received for the concrete products were fair and substantially equivalent to amounts it would have received from an unaffiliated third party.

Central paid a company owned by a cousin of William T. Albanese and Thomas J. Albanese $0.6 million in 2003, $59,000 in 2002 and $78,000 in 2001. These payments were for construction related services.

In 2000, U.S. Concrete extended loans of $175,000 to Eugene P. Martineau, its chief executive officer and one of its directors, and $125,000 to Michael W. Harlan, its chief financial officer and one of its directors. U.S. Concrete recorded an expense related to these loans in 2001. U.S. Concrete forgave the indebtedness outstanding under these loans in 2002. In 2002, U.S. Concrete extended loans of $70,595 to Mr. Martineau and $50,000 to Mr. Harlan. The aggregate amount outstanding under these loans as of December 31, 2003 was $120,595. These loans do not bear interest.

U.S. Concrete reimbursed Main Street Mezzanine Fund, LLC (or its predecessor), of which Vincent D. Foster, U.S. Concrete’s chairman, is a senior managing director, $57,000, $396,578 and $213,000 in 2003, 2002 and 2001, respectively, for expenses primarily related to U.S. Concrete’s acquisition program and other business development activities.

In 2001, U.S. Concrete modified its non-compete arrangements with Neil J. Vannucci, one of its directors during 2001 and 2002. U.S. Concrete established these arrangements in the acquisition agreement for Bay Cities Building Materials Co., Inc., of which he is a former stockholder. The modifications further limit Mr. Vannucci’s right to compete against U.S. Concrete in exchange for $400,000 to be paid to Mr. Vannucci or his designee, of which U.S. Concrete paid $92,000 in 2001 and 2002. No payment was made to Mr. Vannucci in 2003.

In 2001, U.S. Concrete granted incentive compensation to Mr. Foster, the Chairman of its board, in the amount of 5,400 unrestricted shares of its common stock, valued at $7.19 per share, and $25,900 in cash in recognition of the overall contribution made by Mr. Foster to U.S. Concrete to various 2001 capital raising initiatives. In February 2002, we paid a bonus to Mr. Foster in the amount of 15,949 shares of our common stock, valued at $6.27 per share, and $50,000 in cash.

T. William Porter, a member of U.S. Concrete’s board of directors, is the Chairman of Porter & Hedges, L.L.P., a Houston, Texas law firm. In 2001, U.S. Concrete issued 12,000 restricted shares of its common stock, valued at $7.97 per share, to Mr. Porter for nominal consideration and paid to Mr. Porter $64,000 in connection with his election to its board. Porter & Hedges, L.L.P. performed legal services for U.S. Concrete in 2002 and 2003; however, the amount of fees paid to them was not material.

13.    RISK CONCENTRATION

U.S. Concrete grants credit, generally without collateral, to its customers, which include general contractors, municipalities and commercial companies located primarily in California, New Jersey/New York, Michigan,

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Texas and Tennessee. Consequently, it is subject to potential credit risk related to changes in business and economic factors in those states. U.S. Concrete generally has lien rights in the work it performs, and concentrations of credit risk are limited because of the diversity of its customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize any potential credit risk.

14.    COMMITMENTS AND CONTINGENCIES

Litigation and Other Claims

In January 2004, we settled a previously reported lawsuit that Bay-Crete Transportation & Materials, LLC filed in July 2000 in a California state court against us and our subsidiary, Central Concrete Supply Co., Inc., for an alleged breach of a 1983 contract. Under the settlement agreement resolving this dispute, Bay-Crete will perform certain hauling services for Central at market rates. The former owners of one of Central’s predecessors provided us with indemnification consideration that offset the settlement payment we made to Bay-Crete. As a result, the settlement did not impact our earnings.

From time to time, and currently, U.S. Concrete is subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, employee grievances, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries will not have a material adverse effect on its financial position, results of operations or cash flows; however, because of the inherent uncertainty of litigation, U.S. Concrete can provide no assurance that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on its results of operations for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future it and its operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of its business.

Lease Payments

U.S. Concrete leases tracts of land, facilities, vehicles equipment it uses in its operations. Gross rental expense under operating leases was $12.6 million in 2003, $12.4 million in 2002 and $11.1 million in 2001.

Minimum lease payments under U.S. Concrete’s noncancellable leases as of December 31, 2003 are as follows (in thousands):

Period	Amount
2004	$11,194
2005	8,666
2006	6,955
2007	4,741
2008	2,713
2009 and thereafter	2,670

Total	$36,939

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Programs

U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under certain components of its insurance program, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete funds these deductibles and records an expense for expected losses under the programs. The expected losses are determined using a combination of U.S. Concrete’s historical loss experience and subjective assessments of U.S. Concrete’s future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although U.S. Concrete believes that the estimated losses are reasonable, significant differences related to the items noted above could materially affect U.S. Concrete’s insurance obligations and future expense.

Performance Bonds

In the normal course of business, U.S. Concrete is contingently liable for performance under $4.0 million in performance bonds that various states and municipalities have required. The bonds are principally related to construction contracts, reclamation obligations and mining permits. U.S. Concrete has indemnified the underwriting insurance company against any exposure under the performance bonds. In U.S. Concrete’s past experience, no material claims have been made against these bonds.

15.    SIGNIFICANT CUSTOMERS AND SUPPLIERS

U.S. Concrete did not have any customers who accounted for more than 10% of its revenues in 2003, 2002 or 2001.

U.S. Concrete defines its significant suppliers as those suppliers who accounted for more than 10% of its cost of goods sold in a given period. U.S. Concrete did not have any significant suppliers during 2003 and 2002. One supplier accounted for 11.7% of total purchases (as a percentage of total cost of goods sold) during 2001.

16.    EMPLOYEE BENEFIT PLANS

In February 2000, U.S. Concrete established a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit. U.S. Concrete matches 100% of employee contributions up to a maximum of 5% of their compensation. U.S. Concrete paid matching contributions of $2.2 million in 2003, $2.0 million in 2002 and $1.6 million in 2001.

U.S. Concrete maintained defined contribution profit-sharing and money purchase pension plans for the non-union employees of certain of its companies for the period from their acquisition by U.S. Concrete through the date that those companies adopted the U.S. Concrete 401(k) plan. Contributions made to these plans were $117,000 in 2003, $0 in 2002 and $143,000 in 2001.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Concrete’s subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis. Under these agreements, U.S. Concrete pays specified wages to covered employees, observes designated workplace rules and makes payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

In connection with its collective bargaining agreements, U.S. Concrete participates with other companies in the unions’ multi-employer pension plans. These plans cover substantially all of U.S. Concrete’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or on termination of, that plan. In 2001, a subsidiary of U.S. Concrete withdrew from the multi-employer pension plan of the union that represented several of its employees. That union disclaimed interest in representing those employees. U.S. Concrete has no plans to withdraw from any other multi-employer plans. U.S. Concrete made contributions to these plans of $11.9 million in 2003, $11.3 million in 2002 and $10.9 million in 2001.

See Note 10 for discussions of U.S. Concrete’s incentive plans and employee stock purchase plan.

17.    SELECTED UNAUDITED QUARTERLY FINANCIAL INFORMATION

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2003
Sales	$85,068	$124,610	$140,885	$122,561
Income (loss) from operations	(2,780)	9,907	14,244	8,045
Net income (loss)	(4,040)	3,546	6,244	4,553
Basic and diluted earnings (loss) per share	(0.15)	0.13	0.22	0.16

2002
Sales	$104,900	$140,187	$144,061	$114,166
Income (loss) from operations (2)	3,033	15,559	15,624	(21,656)
Net income (loss) (1)	(25,017)	6,705	6,707	(16,761)
Basic and diluted earnings (loss) per share	(0.94)	0.25	0.25	(0.62)

(1)	Net income (loss) reflects the transitional goodwill impairment charge for the adoption of SFAS No. 142 of $24.3 million ($0.91 per share), net of tax, presented as a cumulative effect of accounting change in the first quarter of 2002. See Note 2.

(2)	Income (loss) from operations reflects restructuring and impairment charges of $28.4 million ($18.9 million net of tax) in the fourth quarter of 2002. See Note 5.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Item 9A.    Controls and Procedures

In accordance with Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)) as of the end of the period this report covers. On the basis of that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the period this report covers, we identified an inventory overstatement at one of our subsidiaries and took appropriate action to address the weakness in our disclosure controls and procedures and internal control over financial reporting at that subsidiary which led to this overstatement, and to ensure the future effectiveness of those controls and procedures. In particular, we increased our inventory controls and oversight of the accounting function at this subsidiary and took appropriate personnel actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Events” in Item 7 of this report. No other change in our internal control over financial reporting has occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2004 Annual Meeting of Stockholders (the “2004 Annual Proxy Statement”). We intend to file that definitive proxy statement with the SEC by April 29, 2004.

Item 10.    Directors and Executive Officers of the Registrant

Please see the information under the headings “Proposal No. 1—Election of Directors” and “Executive Officers and Key Employees” in the 2004 Annual Proxy Statement for the information this Item requires.

Item 11.    Executive Compensation

Please see the information under the heading “Executive Compensation and Other Matters” in the 2004 Annual Proxy Statement for the information this Item requires.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Please see the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Annual Proxy Statement for the information this Item requires.

Item 13.    Certain Relationships and Related Transactions

Please see the information appearing (1) in the final table appearing in Item 5 – “Market for the Registrant’s Common Equity and Related Stockholder Matters” in this report and (2) under the heading “Certain Transactions” in the 2004 Annual Proxy Statement for the information this Item requires.

Item 14.    Principal Accountant Fees and Services

Please see the information appearing under the heading “Audit Fees” in the 2004 Annual Proxy Statement for the information this Item requires.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements.

See Index to Consolidated Financial Statements on page 30.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our Consolidated Financial Statements or the notes thereto.

(3) Exhibits.

Exhibit Number		Description

3.1	*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2	*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3	*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1	*	—Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.2	*

—Rights Agreement by and between U.S. Concrete and American Stock Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).

4.3	*

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

4.4	*	—First Amendment to Exhibit 4.3 (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).

4.5	*	—Second Amendment to Exhibit 4.3 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.7).

4.6	*	—Waiver to Exhibit 4.3 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 4.9).

4.7	*	—Third Amendment to Exhibit 4.3 (Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26025), Exhibit 4.10).

4.8		—Fourth Amendment to Exhibit 4.3.

4.9		—Credit Agreement, dated as of March 12, 2004, among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent.

10.1	*†	—1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

Exhibit Number		Description

10.2	*	—2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.3	*†	—Employment Agreement between U.S. Concrete, Inc. and William T. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.1).

10.4	*†	—Employment Agreement between U.S. Concrete, Inc. and Thomas J. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.2).

10.5	*†	—Employment Agreement between U.S. Concrete, Inc. and Michael W. Harlan (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.3).

10.6	*†	—Employment Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.4).

10.7	*†	—Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.6).

10.8	*†	—Employment Agreement between U.S. Concrete, Inc. and Donald C. Wayne (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.7).

10.9	*†	—Employment Agreement between U.S. Concrete, Inc. and Richard A. Williams (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.8).

10.10	*†	—First Amendment to Exhibit 10.6 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.5).

10.11	*†

—Amended and Restated Indemnification Agreements dated August 17, 2000 between U.S. Concrete and each of its directors and officers (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.1).

10.12	*	—Agreement, dated March 15, 2000, between U.S. Concrete, Inc. and Neil J. Vannucci (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 10.16).

10.13	*	—Flexible Underwritten Equity FaciLity (FUEL®) Agreement dated as of January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

10.14	*	—Amended and restated engagement letter agreement dated as of January 18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

10.15	*	—Promissory Note, dated May 24, 2002, issued by Eugene P. Martineau to U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2002 (File No. 000-26025), Exhibit 10.18).

10.16	*	—Promissory Note, dated May 24, 2002, issued by Michael Harlan to U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2002 (File No. 000-26025), Exhibit 10.19).

14		—U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers.

21		—Subsidiaries.

23		—Consent of independent accountants.

31.1		—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2		—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

32.1		—Section 1350 Certification of Eugene P. Martineau.

32.2		—Section 1350 Certification of Michael W. Harlan.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

During the quarter ended December 31, 2003, U.S. Concrete furnished the following Report on Form 8-K to the SEC:

(1) Current report on Form 8-K furnished under Item 12 – Results of Operations and Financial Condition, dated November 13, 2003, setting forth U.S. Concrete’s earnings release for the fiscal quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 15, 2004	By:	/s/ EUGENE P. MARTINEAU

Eugene P. Martineau President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2004

Signature	Title

/s/ EUGENE P. MARTINEAU Eugene P. Martineau	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL W. HARLAN Michael W. Harlan	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ VINCENT D. FOSTER Vincent D. Foster	Director

/s/ JOHN R. COLSON John R. Colson	Director

/s/ T. WILLIAM PORTER T. William Porter	Director

/s/ MARY P. RICCIARDELLO Mary P. Ricciardello	Director

/s/ MURRAY S. SIMPSON Murray S. Simpson	Director

/s/ ROBERT S. WALKER Robert S. Walker	Director

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2	*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3	*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1	*	—Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.2	*

—Rights Agreement by and between U.S. Concrete and American Stock Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).

4.3	*

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

4.4	*	—First Amendment to Exhibit 4.3 (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).

4.5	*	—Second Amendment to Exhibit 4.3 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.7).

4.6	*	—Waiver to Exhibit 4.3 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 4.9).

4.7	*	—Third Amendment to Exhibit 4.3 (Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26025), Exhibit 4.10).

4.8		—Fourth Amendment to Exhibit 4.3.

4.9		—Credit Agreement, dated as of March 12, 2004, among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent.

10.1	*†	—1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2	*	—2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.3	*†	—Employment Agreement between U.S. Concrete, Inc. and William T. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.1).

10.4	*†	—Employment Agreement between U.S. Concrete, Inc. and Thomas J. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.2).

10.5	*†	—Employment Agreement between U.S. Concrete, Inc. and Michael W. Harlan (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.3).

10.6	*†	—Employment Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.4).

10.7	*†	—Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.6).

Exhibit Number		Description

10.8	*†	—Employment Agreement between U.S. Concrete, Inc. and Donald C. Wayne (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.7).

10.9	*†	—Employment Agreement between U.S. Concrete, Inc. and Richard A. Williams (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.8).

10.10	*†	—First Amendment to Exhibit 10.6 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.5).

10.11	*†

—Amended and Restated Indemnification Agreements dated August 17, 2000 between U.S. Concrete and each of its directors and officers (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.1).

10.12	*	—Agreement, dated March 15, 2000, between U.S. Concrete, Inc. and Neil J. Vannucci (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 10.16).

10.13	*	—Flexible Underwritten Equity FaciLity (FUEL®) Agreement dated as of January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

10.14	*	—Amended and restated engagement letter agreement dated as of January 18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

10.15	*	—Promissory Note, dated May 24, 2002, issued by Eugene P. Martineau to U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2002 (File No. 000-26025), Exhibit 10.18).

10.16	*	—Promissory Note, dated May 24, 2002, issued by Michael Harlan to U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2002 (File No. 000-26025), Exhibit 10.19).

14		—U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers.

21		—Subsidiaries.

23		—Consent of independent accountants.

31.1		—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2		—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

32.1		—Section 1350 Certification of Eugene P. Martineau.

32.2		—Section 1350 Certification of Michael W. Harlan.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.