Form 10-Q
period 2004-03-31
US CONCRETE INC
filed 2004-05-10
CIK 1073429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

Commission file number 000-26025

U.S. CONCRETE, INC.

A Delaware corporation

IRS Employer Identification No. 76-0586680

2925 Briarpark, Suite 500

Houston, Texas 77042

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

As of the close of business on May 5, 2004, U.S. Concrete, Inc. had 28,682,104 shares of its common stock issued and outstanding.

U.S. CONCRETE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$14,089	$7,111
Trade accounts receivable, net	57,587	64,086
Inventories, net	18,174	18,104
Prepaid expenses	3,608	2,566
Other current assets	23,486	17,604

Total current assets	116,944	109,471

Property, plant and equipment, net	120,810	121,022
Goodwill	165,265	165,226
Other assets	10,647	5,255

Total assets	$413,666	$400,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$13	$13,610
Accounts payable and accrued liabilities	50,814	57,920

Total current liabilities	50,827	71,530

Debt, net of current maturities	200,000	141,429
Other long-term liabilities	10,508	11,304

Total liabilities	261,335	224,263

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	164,162	164,123
Retained earnings (deficit)	(9,758)	14,845
Unearned compensation	(2,102)	(2,286)

Total stockholders’ equity	152,331	176,711

Total liabilities and stockholders’ equity	$413,666	$400,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts; unaudited)

	Three Months Ended March 31
	2004	2003
Sales	$90,314	$85,068
Cost of goods sold before depreciation, depletion and amortization	79,753	75,128

Gross profit before depreciation, depletion and amortization	10,561	9,940
Selling, general and administrative expenses	10,732	10,156
Depreciation, depletion and amortization	3,048	2,660

Loss from operations	(3,219)	(2,876)
Interest expense, net	3,967	4,189
Loss on early extinguishment of debt	28,781	—
Other income, net	311	218

Loss before income tax benefit	(35,656)	(6,847)
Income tax benefit	(11,053)	(2,807)

Net loss	$(24,603)	$(4,040)

Basic and diluted net loss per share	$(0.87)	$(0.15)

Basic and diluted common shares outstanding	28,159	27,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended March 31
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,603)	$(4,040)
Adjustments to reconcile net loss to net cash (used) provided by operations:
Loss on early extinguishment of debt	28,781	—
Depreciation, depletion and amortization	3,048	2,660
Debt issuance cost amortization	381	345
Net gain on sale of property, plant and equipment	(150)	(95)
Deferred income taxes	(2,045)	2,732
Provision for doubtful accounts	189	178
Stock-based compensation	184	—
Changes in operating assets and liabilities, net of acquisitions	(7,263)	(163)

Net cash (used) provided by operations	(1,478)	1,617

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $213 and $1,344	(1,935)	(1,672)
Payments for acquisitions, net of cash received of $1,081	—	(5,814)
Other investing activities	—	(84)

Net cash used by investing activities	(1,935)	(7,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	264,000	4,880
Repayments of borrowings	(219,026)	(3)
Debt retirement costs	(25,851)	—
Debt issuance costs	(8,968)	—
Other financing activities	236	—

Net cash provided by financing activities	10,391	4,877

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,978	(1,076)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,111	4,685

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,089	$3,609

Supplemental disclosure of investing and financing activities:
Assets acquired in business combination	$—	$7,889
Liabilities assumed in business combination	$—	$2,790
Additions to property, plant and equipment from exchanges	$788	$—
Issuance of common stock related to exercised stock options	$39	$—
Common stock received in settlement	$1,000	$—

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

The consolidated financial statements include the accounts of U.S. Concrete and its subsidiaries and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although U.S. Concrete believes that the disclosures made are adequate to make the information presented not misleading. You should read these unaudited condensed consolidated financial statements together with the consolidated financial statements and related notes in the U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2003. In the opinion of U.S. Concrete, all adjustments necessary to present fairly the information in its unaudited condensed consolidated financial statements have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results for 2004.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

U.S. Concrete has made reclassifications to some amounts in the prior-period presentations to conform to the current-period presentation. Those reclassifications did not impact U.S. Concrete’s consolidated financial position, results of operations or cash flows.

2. SIGNIFICANT ACCOUNTING POLICIES

U.S. Concrete has not changed its accounting policies since December 31, 2003. For a description of these policies, refer to note 1 of the consolidated financial statements in U.S. Concrete’s annual report on Form 10-K for 2003.

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

The following table illustrates the pro forma effect on net loss and loss per share as if U.S. Concrete had applied the fair value recognition provisions of SFAS No.123, “Accounting for Stock-Based Compensation,” as amended, related to its stock-based compensation plans for the three months ended March 31, 2004 and 2003 (in thousands, except per share amounts).

	Three Months Ended March 31
	2004	2003
Net loss	$(24,603)	$(4,040)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	127	—
Deduct: Total stock-based employee compensation expense calculated using the fair value method, net of related tax effects	(270)	(387)

Pro forma net loss	$(24,746)	$(4,427)

Basic and diluted loss per share:
Reported	$(0.87)	$(0.15)
Pro forma	$(0.88)	$(0.16)

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$7,342	$8,218
Finished products and supplies	10,832	9,886

	$18,174	$18,104

5. DEBT

A summary of debt is as follows (in thousands):

	March 31, 2004	December 31, 2003
Senior secured credit facility due 2009	$—	$—
8 3/8% senior subordinated notes due 2014	200,000	—
Refinanced debt	—	155,000
Other	13	39

	200,013	155,039
Less: current maturities	(13)	(13,610)

	$200,000	$141,429

Annual maturities of debt are $13,000 in 2004, none for 2005, 2006, 2007, and 2008 and $200 million thereafter.

On March 12, 2004, U.S. Concrete entered into a new senior secured credit facility, which initially provided a revolving credit facility of up to $100 million and a term loan facility of up to $25 million. U.S. Concrete initially borrowed $44 million under the revolving credit facility and $20 million under the term loan facility, all of which it prepaid on March 31, 2004 with the proceeds from its issuance on that date of the 8 3/8% senior subordinated notes described below. U.S. Concrete used the borrowings under its new credit facility to retire debt outstanding under its prior senior credit facility and to pay related transaction fees. The commitments under the revolving credit facility were subsequently increased to $105 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The revolving credit facility matures in March 2009. Borrowings under the revolving credit facility will bear annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.75% or the domestic rate plus 1.25%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. All commitments under the term loan facility were terminated following repayment of the initial $20 million borrowing under that facility. Commitment fees at an annual rate of 0.375% are to be paid on the unused portion of the revolving credit facility.

The credit agreement relating to the new facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At March 31, 2004, the amount of U.S. Concrete’s available credit under the revolving credit facility was approximately $63.8 million, net of outstanding letters of credit of $1.2 million.

U.S. Concrete’s subsidiaries have fully and unconditionally guaranteed the repayment of all amounts owing under the senior secured credit facility, on a joint and several basis. In addition, U.S. Concrete collateralized the facility with the capital stock of its subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in Northern New Jersey. The credit agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. The credit agreement limits capital expenditures to $25 million in 2004 and, in each subsequent year, to 5% of consolidated revenues in the prior year. It will require U.S. Concrete to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the credit facility falls below $15 million. The credit agreement provides that change of control events would constitute events of default under the agreement.

At March 31, 2004, no borrowings were outstanding under the credit facility; however, $1.2 million of the facility was utilized to support letters of credit.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5. DEBT (continued)

On March 31, 2004, U.S. Concrete issued and sold $200 million of 8 3/8% senior subordinated notes due April 1, 2014. Interest on these notes is payable semiannually on October 1 and April 1 of each year. U.S. Concrete used the net proceeds of this financing to redeem its prior senior subordinated notes and prepay the outstanding debt under its new credit facility. U.S. Concrete paid $122.5 million to redeem its prior senior subordinated notes, including a prepayment premium of $25.9 million, plus all accrued and unpaid interest through the redemption date of $1.6 million.

During the three months ended March 31, 2004, as a result of the March 2004 refinancing, U.S. Concrete recognized an ordinary loss on early extinguishment of debt of $28.8 million, which consisted of $25.9 million in premium payments to holders of the redeemed senior subordinated notes and a write-off of $2.9 million of debt issuance costs associated with all the debt repaid.

All the subsidiaries of U.S. Concrete, excluding minor subsidiaries without operations or material assets, have jointly and severally guaranteed the repayment of the 8 3/8% senior subordinated notes. The indenture governing the notes restricts the ability of U.S. Concrete and its subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. At any time prior to April 1, 2007, U.S. Concrete may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 108.375% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, after March 31, 2009, U.S. Concrete may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires U.S. Concrete to redeem the subordinated notes from the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt and upon the occurrence of a change of control. U.S. Concrete’s senior secured credit agreement prohibits these redemptions.

U.S. Concrete’s ability to incur additional debt is currently limited to borrowings available under its senior secured credit facility.

For the three months ended March 31, U.S. Concrete’s interest payments were approximately $5.5 million in 2004 and $3.9 million in 2003.

6. INCOME TAXES

In accordance with generally accepted accounting principles in the United States of America, for each interim reporting period, U.S. Concrete estimates the effective tax rate it expects for the full fiscal year and uses that estimated rate in providing its income taxes on a current year-to-date basis.

The effective income tax rate of 41% for 2003 differed from the federal statutory rate of 35% due primarily to state income taxes. In March 2004, U.S. Concrete recognized an ordinary loss on early extinguishment of debt of $28.8 million. The currently estimated effective income tax rate of 31% for 2004 is less than the federal statutory rate due to this loss.

For the three months ended March 31, U.S. Concrete’s income tax payments were approximately $0.1 million in 2004 and none in 2003. U.S. Concrete received income tax refunds of approximately $1.5 million in the three months ended March 31, 2004.

7. RESTRICTED STOCK

Shares of restricted common stock issued under U.S. Concrete’s 1999 Incentive Plan are subject to restrictions on transfer and certain other conditions. During the restriction period, the holders of restricted shares are entitled to vote and receive dividends on those restricted shares. On issuance of the common stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period.

As of March 31, the outstanding shares of restricted stock totaled (in thousands) 507 in 2004 and 98 in 2003. For the three months ended March 31, U.S. Concrete recognized stock-based compensation expense of approximately $0.2 million in 2004 and none in 2003.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

8. SHARES USED IN COMPUTING LOSS PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted average basis in calculating basic and diluted loss per share:

	Three Months Ended March 31
	2004	2003
Basic weighted average common shares outstanding	28,159	27,641
Effect of dilutive stock options and awards	—	—

Diluted weighted average common shares outstanding	28,159	27,641

For the three months ended March 31, stock options and awards covering 3.0 million shares in 2004 and 4.2 million shares in 2003 were excluded from the computation of the loss per share as their effect would have been antidilutive and decreased the loss per share.

9. COMMITMENTS AND CONTINGENCIES

In January 2004, U.S. Concrete settled a previously reported lawsuit that Bay-Crete Transportation & Materials, LLC filed in July 2000 in a California state court against U.S. Concrete and its subsidiary, Central Concrete Supply Co., Inc., for an alleged breach of a 1983 contract. Under the settlement agreement resolving this dispute, Bay-Crete will perform certain hauling services for Central at market rates. The former owners of one of Central’s predecessors provided U.S. Concrete with indemnification consideration that offset the settlement payment U.S. Concrete made to Bay-Crete. As a result, the settlement did not impact U.S. Concrete’s earnings.

From time to time, and currently, U.S. Concrete is subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries will not have a material adverse effect on its business or consolidated financial condition; however, because of the inherent uncertainty of litigation, U.S. Concrete cannot assure you that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on its results of operations for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future it and its operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of its business.

U.S. Concrete retains various self-insurance risks with respect to losses for third-party liability and property damage.

U.S. Concrete is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Its management believes it is in substantial compliance with applicable environmental laws and regulations. From time to time, it receives claims from federal and state environmental regulatory agencies and entities asserting that it may be in violation of environmental laws and regulations. Based on experience and the information currently available, management of U.S. Concrete believes that these claims will not have a material impact on U.S. Concrete’s consolidated financial condition or results of operations. Despite compliance and experience, it is possible that U.S. Concrete could be held liable for future charges, which might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.

As permitted under Delaware law, U.S. Concrete has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at U.S. Concrete’s request in such capacity. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete has a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid. All the indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, as they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of March 31, 2004.

U.S. Concrete is party to agreements that require it to provide indemnification in certain instances when it acquires businesses and real estate and in the ordinary course of business with its customers, suppliers and service providers.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

9. COMMITMENTS AND CONTINGENCIES (continued)

In the normal course of business, U.S. Concrete is currently contingently liable for performance under $3.7 million in performance bonds that various states and municipalities have required. The bonds are principally related to construction contracts, reclamation obligations and mining permits. U.S. Concrete has indemnified the underwriting insurance company against any exposure under the performance bonds. In U.S. Concrete’s past experience, no material claims have been made against these bonds.

10. SUBSEQUENT EVENT

Effective April 16, 2004, U.S. Concrete entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of its 8 3/8% senior subordinated notes such that the interest payable on these notes effectively becomes variable based on the six-month LIBOR rate, set on October 1 and April 1 of each year. The swaps have been designated as fair value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading “Cautionary Statement Concerning Forward-looking Statements” following Item 1 in our annual report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) and “—Factors That May Affect Our Future Operating Results” below. For a discussion of our other commitments, related-party transactions, our critical accounting policies, new accounting pronouncements and inflation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in the 2003 10-K.

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

Although the residential construction market remained strong throughout 2003, the nonresidential construction market continued to decline, reflecting the general state of the overall economy and employment in the United States. This general decline in nonresidential construction and sustained adverse weather conditions in several of our markets for a portion of the year had an adverse impact on our sales in 2003. We continue to expect the nonresidential construction market to improve in 2004.

Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products. We obtain most of these materials from third parties and generally have only a few days’ supply at each of our plants. These costs vary with our levels of production. Our cost of goods sold also includes labor, primarily for delivery professionals, and insurance costs and the operating, maintenance and rental expenses we incur in operating our plants, mixer trucks and other vehicles.

Since our inception in 1999, our growth strategy has contemplated acquisitions. The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved, can affect our operations and results.

For additional information about the items summarized above, see Item 7 in the 2003 10-K.

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

Materials Supply. We rely on third parties to supply the materials we use to produce ready-mixed concrete and other concrete products. If we receive insufficient supplies of these materials to meet our customers’ needs or if our suppliers were to experience price increases or disruption in their businesses, such as labor related disputes, supply shortages or distribution problems, our future operating results may be adversely affected.

Competition. Competitive conditions in our industry also may adversely affect our future operating results.

Financing. We rely on third-party financing to fund, in part, our working capital and capital expenditure needs, the internal expansion of our operations and our acquisition activities. Our credit facility and the indenture governing our senior subordinated notes contain covenants that limit our ability to take certain actions with respect to our company and our businesses. Future financing arrangements likely will contain similar restrictions. These restrictions on our activities may cause us to forego courses of action that we would otherwise choose to pursue.

Product Claims. Our operations generally involve providing concrete that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. We may incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

Regulation. We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. We believe we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. On the basis of our experience and the information currently available, we believe these claims will not have a material impact on our consolidated financial position, results of operations or cash flows. Despite compliance and experience, it is possible that we could be held liable for future charges that might be material but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures. We have $0.3 million accrued for potential remediation costs in connection with the aggregates business we acquired in 2002. We currently do not expect the costs of that remediation to exceed that amount.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 in the 2003 10-K. We have concluded that our critical accounting policies are the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income tax provision and the valuation and useful lives of property, plant and equipment. During the three months ended March 31, 2004, there were no changes in the application of our critical accounting policies presented in the 2003 10-K. See note 1 to our consolidated financial statements included in Item 8 of the 2003 10-K for a discussion of these accounting policies.

Results of Operations

The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended March 31
	2004		2003
Sales	$90,314	100.0%	$85,068	100.0%
Cost of goods sold before depreciation, depletion and amortization	79,753	88.3	75,128	88.3

Gross profit before depreciation, depletion and amortization	10,561	11.7	9,940	11.7
Selling, general and administrative expenses	10,732	11.9	10,156	11.8
Depreciation, depletion and amortization	3,048	3.3	2,660	3.1

Loss from operations	(3,219)	(3.5)	(2,876)	(3.2)
Interest expense, net	3,967	4.4	4,189	4.9
Loss on early extinguishment of debt	28,781	31.9	—	0.0
Other income, net	311	0.3	218	0.1

Loss before income tax benefit	(35,656)	(39.5)	(6,847)	(8.0)
Income tax benefit	(11,053)	(12.3)	(2,807)	(3.3)

Net loss	$(24,603)	(27.2)%	$(4,040)	(4.7)%

Sales. Sales increased $5.2 million, or 6.2%, for the three months ended March 31, 2004, as compared with the corresponding period in 2003. This increase was primarily attributable to a 0.5% increase in the average sales price of ready-mixed concrete and a 4.4% increase in ready-mixed concrete volumes as a result of the increase in construction activity in most of our markets. Severe weather in the first quarter of 2003, particularly in February, reduced construction activity in our markets.

Gross profit before depreciation, depletion and amortization. Gross profit increased $0.6 million, or 6.3%, for the three months ended March 31, 2004, as compared with the corresponding period in 2003. Gross margins were 11.7% in both periods.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.6 million, or 5.7%, for the three months ended March 31, 2004, as compared with the corresponding period in 2003. This increase was attributable to increases in insurance costs, professional fees and stock-based compensation expense.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.4 million, or 14.6%, for the three months ended March 31, 2004, as compared with the corresponding period in 2003. This increase was primarily attributable to capital expenditures acquired and placed in service after the March 31, 2003.

Interest expense, net. Interest expense, net, decreased $0.2 million, or 5.3%, for the three months ended March 31, 2004, as compared to the corresponding period in 2003. At March 31, we had outstanding borrowings totaling $200.0 million in 2004 and $166.7 million in 2003 and a weighted average annual interest rate of 8.4% in 2004 and 8.5% in 2003.

Loss on early extinguishment of debt. During the three months ended March 31, 2004, as a result of the March 2004 refinancing, we recognized an ordinary loss on early extinguishment of debt of $28.8 million, which consisted of $25.9 million in premium payments to holders of the subordinated notes we prepaid and a write-off of $2.9 million of debt issuance costs associated with all the debt paid.

Other income, net. Other income, net, increased less than $0.1 million for the three months ended March 31, 2004, as compared to the corresponding period in 2003.

Income tax benefit. We recorded an income tax benefit of $11.1 million for the three months ended March 31, 2004, as compared with a benefit of $2.8 million for the corresponding period in 2003. This increase in the benefit for income taxes is principally the result of the taxable loss generated from the loss on early extinguishment of debt. At the end of each interim reporting period, we make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. Our estimated annualized effective tax rate was 31% for the three months ended March 31, 2004 and 41% for the three months ended March 31, 2003. The effective income tax rate for 2004 is less than the federal statutory rate due to the ordinary loss on the early extinguishment of debt.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal sources of funds are from our operations and capital markets, principally the commercial, institutional and public debt markets.

The principal factors that could adversely affect the availability of our internally generated funds include:

•	any deterioration of sales due to weakness in markets in which we operate;

•	any decline in gross margins due to shifts in our project mix; and

•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	financial covenants contained in our credit facility and the indenture governing our 8 3/8% senior subordinated notes;

•	volatility in the markets for corporate debt; and

•	fluctuations in the market price of our common stock.

The following key financial measurements reflect our financial position and capital resources as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	March 31, 2004	December 31, 2003
Cash and cash equivalents	$14,089	$7,111
Working capital	66,117	37,941
Total debt	200,013	155,039
Debt as a percent of capital employed	56.8%	46.7%

Our sources of liquidity, in addition to cash from operations, include the senior secured credit facility we obtained in March 2004, which initially provided a revolving credit facility of up to $100 million and a term loan facility of up to $25 million. The commitments under the revolving credit facility were subsequently increased to $105 million. All commitments under the term loan facility were terminated following the repayment of the initial borrowing under that facility. The revolving credit facility matures in March 2009, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. Borrowings under the revolving credit facility will bear annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.75% or the domestic rate plus 1.25%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. Commitment fees at an annual rate of 0.375% are to be paid on the unused portion of the revolving credit facility.

The credit agreement relating to the new facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At March 31, 2004, the amount of our available credit under the revolving credit facility was approximately $63.8 million, net of outstanding letters of credit of $1.2 million.

Our subsidiaries have fully and unconditionally guaranteed the repayment of all amounts owing under the senior secured credit facility, on a joint and several basis. In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in Northern New Jersey. The credit agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. The credit agreement limits capital expenditures to $25 million in 2004 and, in each subsequent year, to 5% of consolidated revenues in the prior year. It will require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the credit facility falls below $15 million. The credit agreement provides that specified change of control events would constitute events of default under the agreement.

At March 31, 2004, no borrowings were outstanding under the credit facility; however, $1.2 million of the facility was utilized to support letters of credit.

To improve liquidity and provide more financial and operating flexibility, on March 31, 2004, we issued $200 million of 8 3/8% senior subordinated notes maturing April 1, 2014. Interest on these notes is payable semiannually on October 1 and April 1 of each year. We used the net proceeds of this financing to redeem our prior senior subordinated notes and to prepay outstanding debt under the new credit facility. We paid $122.5 million to redeem our prior senior subordinated notes, including a prepayment premium of

$25.9 million, plus all accrued and unpaid interest through the redemption date of $1.6 million.

All our subsidiaries, excluding minor subsidiaries without operations or material assets, have jointly and severally guaranteed the repayment of the 8 3/8% senior subordinated notes. The indenture governing the notes restricts the ability of us and our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. At any time prior to April 1, 2007, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 108.375% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, after March 31, 2009, we may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires us to redeem the subordinated notes from the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt and upon the occurrence of a change of control. Our senior secured credit agreement prohibits these redemptions.

Our ability to incur additional debt is currently limited to borrowings available under our senior secured credit facility.

Cash Flow

Our net cash provided by operating activities is generally the cash effects of transactions and other events used in the determination of net income or loss. Net cash used by operating activities of $1.4 million in the three months ended March 31, 2004 decreased $3.1 million from the net cash provided in the three months ended March 31, 2003. This decrease reflected higher interest and prepaid expenses.

Our net cash used for investing activities of $2.0 million in the three months ended March 31, 2004 decreased $5.6 million from the net cash used in the three months ended March 31, 2003, primarily due to funds used for an acquisition in 2003.

Our net cash provided from financing activities of $10.4 million in the three months ended March 31, 2004 increased $5.5 million from the net cash provided in the three months ended March 31, 2003. This increase was primarily attributable to our March 2004 refinancing activities. As a result of these activities, cash and cash equivalents, which totaled $14.1 million at March 31, 2004, increased $7.0 million from December 31, 2003.

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

Our historical net cash (used) provided by operations and free cash flow is as follows (in thousands):

	Three Months Ended March 31
	2004	2003
Net cash (used) provided by operations	$(1,446)	$1,617
Less: Purchases of property and equipment (net of disposals)	(1,967)	(1,672)

Free cash flow	$(3,413)	$(55)

Future Capital Requirements

For 2004, our current capital requirements include approximately $15 million of capital expenditures we plan to make. In addition, in the normal course of business we lease certain equipment used in our operations under operating leases.

Our management believes, on the basis of current expectations, that our internally generated cash flow and borrowings under our new senior secured credit facility will be sufficient to provide the liquidity necessary to fund our operations and meet our capital and debt-service requirements for at least the next 12 months.

Acquisitions

Since our inception, cash has been the primary component in the consideration we have paid to acquire businesses. We expect that cash would be a significant, if not principal, element in acquisitions we might make in the foreseeable future.

Other Matters

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancellable operating leases that would not be reflected on our balance sheet.

Commitments

The following are our contractual commitments associated with our indebtedness and lease obligations as of March 31, 2004 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Principal on debt	$200.0	$0.0	$—	$—	$200.0
Interest on debt (1)	167.5	8.4	33.5	33.5	92.1
Operating leases	34.6	8.1	19.2	7.6	2.7

Total	$402.1	$16.5	$52.7	$41.1	$294.8

(1)	Interest payments due under our 8 3/8% Senior Subordinated Notes.

The following are our commercial commitments expirations as of March 31, 2004 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$1.2	$1.2	$—	$—	$—
Performance bonds	3.7	3.7	—	—	—

Total	$4.9	$4.9	$—	$—	$—

Our purchase obligations were not significant as of March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we intend to utilize them to manage our fixed to variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair value.

The issuance of our 8 3/8% senior subordinated notes increased the amount of our fixed-rate debt outstanding from $95 million to $200 million. The fair value of the debt will vary as interest rates change.

Effective April 16, 2004, we entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes such that the interest payable on these senior subordinated notes effectively becomes variable based on the six-month LIBOR rate, set on October 1 and April 1 of each year. The swaps have been designated as fair value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, during the three months ended March 31, 2004, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see note 9 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Changes in Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the three months ended March 31, 2004. In January 2004, two former owners of one of our subsidiaries returned 143,678 shares of our common stock to us in connection with the settlement of our claim for indemnification for breach of representations under the acquisition agreement relating to our acquisition of that subsidiary. We cancelled all those returned shares.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number		Description

3.1*	—	Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2*	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3*	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1*	—	Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 4.8).

4.2	—	First Consent to Exhibit 4.1.

4.3	—	Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein.

4.4	—	Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein.

4.5	—	Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014.

4.6	—	Form of Note (included as Exhibit A to Exhibit 4.5).

4.7	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

32.2	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

32.1	—	Section 1350 Certification of Eugene P. Martineau.

32.2	—	Section 1350 Certification of Michael W. Harlan.

*	Incorporated by reference to the filing indicated.

(b) Reports on Form 8-K.

On February 26, 2004, we furnished a current report on Form 8-K, under Item 12—Results of Operations and Financial Condition, setting forth our earnings release for the period ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	May 10, 2004	By:	/s/ Michael W. Harlan

Michael W. Harlan Executive Vice President, Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description

3.1*	—	Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2*	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3*	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1*	—	Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 4.8).

4.2	—	First Consent to Exhibit 4.1.

4.3	—	Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein.

4.4	—	Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein.

4.5	—	Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014.

4.6	—	Form of Note (included as Exhibit A to Exhibit 4.5).

4.7	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

32.2	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

32.1	—	Section 1350 Certification of Eugene P. Martineau.

32.2	—	Section 1350 Certification of Michael W. Harlan.