Form 10-K/A
period 2003-12-31
US CONCRETE INC
filed 2004-06-15
CIK 1073429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2003 solely to provide information in a new footnote 18 to the consolidated financial statements included in Item 8 of Part II relating to certain debt we issued after the period to which this report pertains. This amendment also includes currently dated exhibits 23, 31.1, 31.2, 32.1 and 32.2. Except for the addition of the new footnote 18, this amendment does not change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-K.

		Page
PART II
Item 8.	Financial Statements and Supplementary Data	1

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	30

PART II

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company’s consolidated financial statements for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 26, 2002.

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

PricewaterhouseCoopers LLP

March 12, 2004, except for Note 18, as to which the date is March 31, 2004

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

18.    SUBSEQUENT EVENT

On March 31, 2004, U.S. Concrete issued and sold $200 million of 8 3/8% senior subordinated notes due April 1, 2014. Interest on these notes is payable semiannually on October 1 and April 1 of each year. U.S. Concrete used the net proceeds of this financing to redeem its previously issued senior subordinated notes and prepay the outstanding debt under its new credit facility. U.S. Concrete paid $122.5 million to redeem its previously issued senior subordinated notes, including a prepayment premium of $25.9 million, plus all accrued and unpaid interest through the redemption date of $1.6 million.

All the subsidiaries of U.S. Concrete, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8 3/8% senior subordinated notes. U.S. Concrete directly or indirectly owns 100% of each subsidiary guarantor. Separate financial statements of the subsidiary guarantors are not provided because U.S. Concrete has no independent assets or operations, the guarantees are full and unconditional and joint and several and the non-guarantor subsidiaries of U.S. Concrete are minor. There are no significant restrictions on the ability of U.S. Concrete or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The indenture governing the notes restricts the ability of U.S. Concrete and its subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. At any time prior to April 1, 2007, U.S. Concrete may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 108.375% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, after March 31, 2009, U.S. Concrete may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires U.S. Concrete to redeem the notes from the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt and upon the occurrence of a change of control. U.S. Concrete’s senior secured credit agreement prohibits these redemptions.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements.

See Index to Consolidated Financial Statements on page 1.

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

4.4	*	—First Amendment to Exhibit 4.3 (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).

4.5	*	—Second Amendment to Exhibit 4.3 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.7).

4.6	*	—Waiver to Exhibit 4.3 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 4.9).

4.7	*	—Third Amendment to Exhibit 4.3 (Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26025), Exhibit 4.10).

4.8	**	—Fourth Amendment to Exhibit 4.3.

4.9	**	—Credit Agreement, dated as of March 12, 2004, among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent.

10.1	*†	—1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

Exhibit Number		Description

10.2	*	—2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.3	*†	—Employment Agreement between U.S. Concrete, Inc. and William T. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.1).

10.4	*†	—Employment Agreement between U.S. Concrete, Inc. and Thomas J. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.2).

10.5	*†	—Employment Agreement between U.S. Concrete, Inc. and Michael W. Harlan (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.3).

10.6	*†	—Employment Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.4).

10.7	*†	—Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.6).

10.8	*†	—Employment Agreement between U.S. Concrete, Inc. and Donald C. Wayne (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.7).

10.9	*†	—Employment Agreement between U.S. Concrete, Inc. and Richard A. Williams (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.8).

10.10	*†	—First Amendment to Exhibit 10.6 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.5).

10.11	*†

—Amended and Restated Indemnification Agreements dated August 17, 2000 between U.S. Concrete and each of its directors and officers (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.1).

10.12	*	—Agreement, dated March 15, 2000, between U.S. Concrete, Inc. and Neil J. Vannucci (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 10.16).

10.13	*	—Flexible Underwritten Equity FaciLity (FUEL®) Agreement dated as of January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

10.14	*	—Amended and restated engagement letter agreement dated as of January 18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

10.15	*	—Promissory Note, dated May 24, 2002, issued by Eugene P. Martineau to U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2002 (File No. 000-26025), Exhibit 10.18).

10.16	*	—Promissory Note, dated May 24, 2002, issued by Michael Harlan to U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2002 (File No. 000-26025), Exhibit 10.19).

14	**	—U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers.

21	**	—Subsidiaries.

23	***	—Consent of independent accountants.

31.1	***	—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2	***	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

32.1	***	—Section 1350 Certification of Eugene P. Martineau.

32.2	***	—Section 1350 Certification of Michael W. Harlan.

*	Incorporated by reference to the filing indicated.
**	Previously filed.
***	Filed herewith.
†	Management contract or compensatory plan or arrangement.

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

U.S. CONCRETE, INC.

Date: June 9, 2004	By:	/s/ EUGENE P. MARTINEAU
Eugene P. Martineau President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2	*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3	*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1	*	—Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.2	*

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

4.4	*	—First Amendment to Exhibit 4.3 (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 4.4).

4.5	*	—Second Amendment to Exhibit 4.3 (Form 10-Q for the quarter ended March 31, 2003 (File No. 000-26025), Exhibit 4.7).

4.6	*	—Waiver to Exhibit 4.3 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 4.9).

4.7	*	—Third Amendment to Exhibit 4.3 (Form 10-Q for the quarter ended September 30, 2003 (File No. 000-26025), Exhibit 4.10).

4.8	**	—Fourth Amendment to Exhibit 4.3.

4.9	**	—Credit Agreement, dated as of March 12, 2004, among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent.

10.1	*†	—1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2	*	—2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.3	*†	—Employment Agreement between U.S. Concrete, Inc. and William T. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.1).

10.4	*†	—Employment Agreement between U.S. Concrete, Inc. and Thomas J. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.2).

10.5	*†	—Employment Agreement between U.S. Concrete, Inc. and Michael W. Harlan (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.3).

10.6	*†	—Employment Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.4).

10.7	*†	—Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.6).

Exhibit Number		Description

10.8	*†	—Employment Agreement between U.S. Concrete, Inc. and Donald C. Wayne (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.7).

10.9	*†	—Employment Agreement between U.S. Concrete, Inc. and Richard A. Williams (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.8).

10.10	*†	—First Amendment to Exhibit 10.6 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.5).

10.11	*†

—Amended and Restated Indemnification Agreements dated August 17, 2000 between U.S. Concrete and each of its directors and officers (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.1).

10.12	*	—Agreement, dated March 15, 2000, between U.S. Concrete, Inc. and Neil J. Vannucci (Form 10-K for the year ended December 31, 2001 (File No. 000-26025), Exhibit 10.16).

10.13	*	—Flexible Underwritten Equity FaciLity (FUEL®) Agreement dated as of January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

10.14	*	—Amended and restated engagement letter agreement dated as of January 18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

10.15	*	—Promissory Note, dated May 24, 2002, issued by Eugene P. Martineau to U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2002 (File No. 000-26025), Exhibit 10.18).

10.16	*	—Promissory Note, dated May 24, 2002, issued by Michael Harlan to U.S. Concrete, Inc. (Form 10-K for the year ended December 31, 2002 (File No. 000-26025), Exhibit 10.19).

14	**	—U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers.

21	**	—Subsidiaries.

23	***	—Consent of independent accountants.

31.1	***	—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2	***	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

32.1	***	—Section 1350 Certification of Eugene P. Martineau.

32.2	***	—Section 1350 Certification of Michael W. Harlan.

*	Incorporated by reference to the filing indicated.
**	Previously filed.
***	Filed herewith.
†	Management contract or compensatory plan or arrangement.