Form 10-Q/A
period 2004-03-31
US CONCRETE INC
filed 2004-06-15
CIK 1073429

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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2004 solely to provide information in footnote 5 to the condensed consolidated financial statements included in Item 1 of Part I relating to our subsidiaries who have guaranteed certain debt we issued on March 31, 2004. This amendment also includes currently dated exhibits 31.1, 31.2, 32.1 and 32.2. Except for the revisions reflected in footnote 5, this amendment does not change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number		Description

3.1*	—	Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2*	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3*	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1*	—	Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 4.8).

4.2**	—	First Consent to Exhibit 4.1.

4.3**	—	Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein.

4.4**	—	Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein.

4.5**	—	Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014.

4.6**	—	Form of Note (included as Exhibit A to Exhibit 4.5).

4.7**	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004.

31.1***	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2***	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

32.1***	—	Section 1350 Certification of Eugene P. Martineau.

32.2***	—	Section 1350 Certification of Michael W. Harlan.

*	Incorporated by reference to the filing indicated.

**	Previously filed.

***	Filed herewith.

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

U.S. CONCRETE, INC.

Date:	June 9, 2004	By:	/s/ Michael W. Harlan
Michael W. Harlan Executive Vice President, Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description

3.1*	—	Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2*	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3*	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1*	—	Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 4.8).

4.2**	—	First Consent to Exhibit 4.1.

4.3**	—	Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein.

4.4**	—	Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein.

4.5**	—	Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014.

4.6**	—	Form of Note (included as Exhibit A to Exhibit 4.5).

4.7**	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004.

31.1***	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2***	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

32.1***	—	Section 1350 Certification of Eugene P. Martineau.

32.2***	—	Section 1350 Certification of Michael W. Harlan.

*	Incorporated by reference to the filing indicated.

**	Previously filed.

***	Filed herewith