Form 10-Q
period 2004-06-30
US CONCRETE INC
filed 2004-08-09
CIK 1073429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Yes ☑ No ☐

As of the close of business on August 6, 2004, U.S. Concrete, Inc. had 29,085,820 shares of its common stock issued and outstanding.

U.S. CONCRETE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands; unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$16,033	$7,111
Trade accounts receivable, net	77,068	64,086
Inventories, net	19,549	18,104
Prepaid expenses	3,449	2,566
Other current assets	24,688	17,604

Total current assets	140,787	109,471

Property, plant and equipment, net	120,322	121,022
Goodwill	165,265	165,226
Other assets	10,933	5,255

Total assets	$437,307	$400,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$8	$13,610
Accounts payable and accrued liabilities	66,059	57,920

Total current liabilities	66,067	71,530

Debt, net of current maturities	200,000	141,429
Other long-term liabilities	12,145	11,304

Total liabilities	278,212	224,263

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	166,671	164,123
Retained earnings (deficit)	(3,709)	14,845
Unearned compensation	(3,896)	(2,286)

Total stockholders’ equity	159,095	176,711

Total liabilities and stockholders’ equity	$437,307	$400,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts; unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Sales	$138,627	$124,610	$228,941	$209,677
Cost of goods sold before depreciation, depletion and amortization	111,198	100,851	190,951	175,979

Gross profit before depreciation, depletion and amortization	27,429	23,759	37,990	33,698
Selling, general and administrative expenses	11,633	10,774	22,365	20,930
Depreciation, depletion and amortization	3,133	3,078	6,181	5,738

Income from operations	12,663	9,907	9,444	7,030
Interest expense, net	4,147	4,090	8,114	8,279
Loss on early extinguishment of debt	—	—	28,781	—
Other income, net	251	185	562	404

Income (loss) before income taxes	8,767	6,002	(26,889)	(845)
Income tax provision (benefit)	2,718	2,456	(8,335)	(352)

Net income (loss)	$6,049	$3,546	$(18,554)	$(493)

Basic net income (loss) per share	$0.21	$0.13	$(0.66)	$(0.02)

Diluted net income (loss) per share	$0.21	$0.13	$(0.66)	$(0.02)

Basic common shares outstanding	28,166	28,034	28,164	27,832

Diluted common shares outstanding	28,647	28,097	28,164	27,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Six Months Ended June 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,554)	$(493)
Adjustments to reconcile net loss to net cash provided by operations:
Loss on early extinguishment of debt	28,781	—
Depreciation, depletion and amortization	6,181	5,738
Debt issuance cost amortization	694	726
Net gain on sale of property, plant and equipment	(303)	(80)
Deferred income taxes	(123)	4,535
Provision for doubtful accounts	542	411
Stock-based compensation	463	—
Changes in operating assets and liabilities, net of acquisitions	(13,536)	(3,401)

Net cash provided by operations	4,145	7,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $412 and $2,231	(4,406)	(4,330)
Payments for acquisitions, net of cash received of $1,081	—	(5,814)
Other investing activities	(151)	(91)

Net cash used by investing activities	(4,557)	(10,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	264,000	6,270
Repayments of borrowings	(219,031)	(14)
Debt retirement costs	(25,851)	—
Debt issuance costs	(10,259)	(295)
Other financing activities	475	438

Net cash provided by financing activities	9,334	6,399

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,922	3,600
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,111	4,685

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,033	$8,285

Supplemental disclosure of investing and financing activities:
Assets acquired in business combination	$—	$7,794
Liabilities assumed in business combination	$—	$2,311
Additions to property, plant and equipment from exchanges	$788	$—
Issuance of common stock related to exercised stock options	$66	$—
Common stock received in settlement	$1,000	$—

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

The consolidated financial statements include the accounts of U.S. Concrete and its subsidiaries and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although U.S. Concrete believes that the disclosures made are adequate to make the information presented not misleading. You should read these unaudited condensed consolidated financial statements together with the consolidated financial statements and related notes in U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2003. In the opinion of U.S. Concrete, all adjustments necessary to present fairly the information in its unaudited condensed consolidated financial statements have been included. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results for 2004.

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

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

3. STOCK-BASED COMPENSATION (continued)

The following table illustrates the pro forma effect on net income (loss) and income (loss) per share as if U.S. Concrete had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, related to its stock-based compensation plans for the periods shown (in thousands, except per share amounts).

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income (loss)	$6,049	$3,546	$(18,554)	$(493)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	192	13	319	13
Deduct: Total stock-based employee compensation expense calculated using the fair value method, net of related tax effects	(538)	(421)	(808)	(814)

Pro forma net income (loss)	$5,703	$3,138	$(19,043)	$(1,294)

Basic income (loss) per share:
Reported	$0.21	$0.13	$(0.66)	$(0.02)
Pro forma	$0.20	$0.11	$(0.68)	$(0.05)

Diluted income (loss) per share:
Reported	$0.21	$0.13	$(0.66)	$(0.02)
Pro forma	$0.20	$0.11	$(0.68)	$(0.05)

4. INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$8,206	$8,218
Finished products and supplies	11,343	9,886

	$19,549	$18,104

In the three months ended June 30, 2004, U.S. Concrete recorded in cost of goods sold an insurance recovery in the amount of $0.5 million related to a theft loss.

5. DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

Debt consists of the following (in thousands):

	June 30,	December 31,
	2004	2003
Senior secured credit facility due 2009	$—	$—
8 3/8% senior subordinated notes due 2014	198,567	—
Fair value of interest rate swaps	1,433	—
Refinanced debt	—	155,000
Other	8	39

	200,008	155,039
Less: current maturities	(8)	(13,610)

	$200,000	$141,429

Annual maturities of debt are $8,000 in 2004, none for 2005, 2006, 2007 and 2008, and $200 million thereafter.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5. DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

On March 12, 2004, U.S. Concrete entered into a new senior secured credit facility, which initially provided a revolving credit facility of up to $100 million and a term loan facility of up to $25 million. U.S. Concrete initially borrowed $44 million under the revolving credit facility and $20 million under the term loan facility, all of which it prepaid on March 31, 2004 with the proceeds from its issuance on that date of the 8 3/8% senior subordinated notes described below. U.S. Concrete used the borrowings under its new credit facility to retire debt outstanding under its prior senior credit facility and to pay related transaction fees. The commitments under the revolving credit facility were subsequently increased to $105 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The revolving credit facility matures in March 2009. At U.S. Concrete’s option, borrowings under the revolving credit facility will bear annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.75% or the domestic rate plus 1.25%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. All commitments under the term loan facility were terminated following repayment of the initial $20 million borrowing under that facility. Commitment fees at an annual rate of 0.375% are to be paid on the unused portion of the revolving credit facility.

The credit agreement relating to the new facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At June 30, 2004, the amount of U.S. Concrete’s available credit under the revolving credit facility was approximately $80.4 million, net of outstanding letters of credit of $4.2 million.

U.S. Concrete’s subsidiaries have jointly and severally and fully and unconditionally guaranteed the repayment of all amounts owing under the senior secured credit facility. In addition, U.S. Concrete collateralized the facility with the capital stock of its subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey. The credit agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. The credit agreement limits capital expenditures to $25 million in 2004 and, in each subsequent year, to 5% of consolidated revenues in the prior year. It will require U.S. Concrete to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the credit facility falls below $15 million. The credit agreement provides that specified change of control events would constitute events of default under the agreement.

At June 30, 2004, no borrowings were outstanding under the credit facility; however, $4.2 million of the facility was utilized to support letters of credit.

On March 31, 2004, U.S. Concrete issued and sold $200 million of 8 3/8% senior subordinated notes due April 1, 2014. Interest on these notes is payable semiannually on April 1 and October 1 of each year. U.S. Concrete used the net proceeds of this financing to redeem its prior senior subordinated notes and prepay the outstanding debt under its new credit facility. U.S. Concrete paid $122.5 million to redeem its prior senior subordinated notes, including a prepayment premium of $25.9 million, plus all accrued and unpaid interest through the redemption date of $1.6 million.

During the three months ended March 31, 2004, as a result of the March 2004 refinancing, U.S. Concrete recognized an ordinary loss on early extinguishment of debt of $28.8 million, which consisted of $25.9 million in premium payments to holders of the redeemed senior subordinated notes and a write-off of $2.9 million of debt issuance costs associated with all the debt repaid.

All the subsidiaries of U.S. Concrete, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8 3/8% senior subordinated notes. U.S. Concrete directly or indirectly owns 100% of each subsidiary guarantor. Separate financial statements of the subsidiary guarantors are not provided because U.S. Concrete has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are minor. There are no significant restrictions on the ability of U.S. Concrete or any guarantor to obtain funds from its subsidiaries by dividend or loan.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

5. DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The indenture governing the notes limits the ability of U.S. Concrete and its subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. At any time prior to April 1, 2007, U.S. Concrete may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 108.375% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, after March 31, 2009, U.S. Concrete may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires U.S. Concrete to redeem the subordinated notes from the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt and upon the occurrence of a change of control. U.S. Concrete’s senior secured credit agreement prohibits these redemptions.

U.S. Concrete’s ability to incur additional debt is primarily limited to borrowings available under its senior secured credit facility.

Effective April 16, 2004, U.S. Concrete entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of its 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on U.S. Concrete’s results of operations from the mark-to-market adjustment as long as the swap agreements are in effect. The swap agreements are marked to market each quarter, with a corresponding mark-to-market adjustment of the 8 3/8% senior subordinated notes. During the three months ended June 30, 2004, the interest rate swap agreements reduced U.S. Concrete’s interest expense by approximately $0.5 million.

For the six months ended June 30, U.S. Concrete’s interest payments were approximately $5.7 million in 2004 and $7.5 million in 2003.

6. INCOME TAXES

In accordance with generally accepted accounting principles in the United States of America, for each interim reporting period, U.S. Concrete estimates the effective tax rate it expects for the full fiscal year and uses that estimated rate in providing its income taxes on a current year-to-date basis.

The effective income tax rate of 41% for 2003 differed from the federal statutory rate of 35% due primarily to state income taxes. In March 2004, U.S. Concrete recognized an ordinary loss on early extinguishment of debt of $28.8 million. The currently estimated effective income tax rate of 31% for 2004 is less than the federal statutory rate due primarily to state income taxes reducing the federal tax benefit related to the estimated current year loss.

For the six months ended June 30, U.S. Concrete’s income tax payments were approximately $0.2 million in 2004 and $0.2 million in 2003. For the six months ended June 30, 2004, U.S. Concrete received income tax refunds of approximately $1.6 million, primarily from the overpayment of its 2003 estimated federal tax payments.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

During the six months ended June 30, 2004, U.S. Concrete issued 343,000 shares of restricted stock under the plan to employees as part of the 2004 annual grant or as grants issued for promotions and new hires. The restricted stock grants also vest ratably over a four-year period.

As of June 30, the outstanding shares of restricted stock totaled 805,000 in 2004 and 98,000 in 2003. U.S. Concrete recognized stock-based compensation expense of approximately $0.3 million for the three months ended June 30, 2004 and $0.5 million for the six months ended June 30, 2004. For the three and six months ended June 30, 2003, U.S. Concrete recognized stock-based compensation expense of approximately $22,000.

8. SHARES USED IN COMPUTING LOSS PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted average basis in calculating basic and diluted loss per share:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Basic weighted average common shares outstanding	28,166	28,034	28,164	27,832
Effect of dilutive stock options and awards	481	63	—	—

Diluted weighted average common shares outstanding	28,647	28,097	28,164	27,832

For the three-month period ended June 30, stock options and awards covering 1.9 million shares in 2004 and 4.1 million shares in 2003 were excluded from the computation of the net income (loss) per share because their effect would have been antidilutive.

9. COMMITMENTS AND CONTINGENCIES

From time to time, and currently, U.S. Concrete is subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries will not have a material adverse effect on its business or consolidated financial condition; however, because of the inherent uncertainty of litigation, U.S. Concrete cannot provide assurance that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on its results of operations for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future it and its operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of its business.

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

As permitted under Delaware law, U.S. Concrete has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at U.S. Concrete’s request in such capacity. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete has a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid. All the indemnification agreements were grandfathered under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, because they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of June 30, 2004.

U.S. Concrete is party to agreements that require it to provide indemnification in certain instances when it acquires businesses and real estate and in the ordinary course of business with its customers, suppliers and service providers.

In the normal course of business, U.S. Concrete is currently contingently liable for performance under $6.7 million in performance bonds that various states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. U.S. Concrete has indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

Although the residential construction market remained strong throughout 2003, the nonresidential construction market continued to decline, reflecting the general state of the overall economy and employment in the United States. This general decline in nonresidential construction and sustained adverse weather conditions in several of our markets for a portion of the year had an adverse impact on our sales in 2003. The nonresidential construction market began to slowly improve in the first half of 2004 and we expect this trend to continue.

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

Materials Supply. We rely on third parties to supply the materials we use to produce ready-mixed concrete and other concrete products. If we receive insufficient supplies of these materials to meet our customers’ needs or if our suppliers were to experience price increases or disruption in their businesses, such as labor-related disputes, supply shortages or distribution problems, our future operating results may be adversely affected. During the second quarter of 2004, supplies of cement were tight in some of our markets. This shortage was caused by increased demand for cement, lower inventories of cement, downtime of certain cement plants and insufficient availability to increase imports of cement. As of June 30, 2004, this shortage of cement has not had a material impact on our operating results. However, a continuation of this shortage could in future periods adversely affect our operating results.

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

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 in the 2003 10-K. We have concluded that our critical accounting policies are the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income tax provision and the valuation and useful lives of property, plant and equipment. During the six months ended June 30, 2004, there were no changes in the application of our critical accounting policies presented in the 2003 10-K. See note 1 to our consolidated financial statements included in Item 8 of the 2003 10-K for a discussion of these accounting policies.

Results of Operations

The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
	2004		2003		2004		2003
	(unaudited)				(unaudited)
Sales	$138,627	100.0%	$124,610	100.0%	$228,941	100.0%	$209,677	100.0%
Cost of goods sold (1)	111,198	80.2	100,851	80.9	190,951	83.4	175,979	83.9

Gross profit (1)	27,429	19.8	23,759	19.1	37,990	16.6	33,698	16.1
Selling, general and administrative expenses	11,633	8.4	10,774	8.6	22,365	9.7	20,930	10.0
Depreciation, depletion and amortization	3,133	2.3	3,078	2.5	6,181	2.7	5,738	2.7

Income from operations	12,663	9.1	9,907	8.0	9,444	4.2	7,030	3.4
Interest expense, net	4,147	3.0	4,090	3.3	8,114	3.5	8,279	3.9
Loss on early extinguishment of debt	—	0.0	—	0.0	28,781	12.6	—	0.0
Other income, net	251	0.2	185	0.1	562	0.2	404	0.2

Income (loss) before income taxes	8,767	6.3	6,002	4.8	(26,889)	(11.7)	(845)	(0.3)
Income tax provision (benefit)	2,718	2.0	2,456	2.0	(8,335)	(3.6)	(352)	(0.2)

Net income (loss)	$6,049	4.3%	$3,546	2.8%	$(18,554)	(8.1)%	$(493)	(0.1)%

(1)	Cost of goods sold and gross profit are before depreciation, amortization and depletion.

Sales. Sales increased $14.0 million, or 11.2%, for the three months ended June 30, 2004, as compared to the corresponding period in 2003. This increase was primarily attributable to a 3.7% increase in the average sales price of ready-mixed concrete and a 6.1% increase in ready-mixed concrete volumes as a result of the increase in construction activity in most of our markets. Sales increased $19.3 million, or 9.2%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003. This increase was primarily attributable to a 2.2% increase in the average sales price of ready-mixed concrete and a 5.5% increase in ready-mixed concrete volumes as a result of the increase in construction activity in most of our markets. Severe weather in the first quarter of 2003, particularly in February, reduced construction activity in several of our markets.

Gross profit before depreciation, depletion and amortization. Gross profit increased $3.7 million, or 15.4%, for the three months ended June 30, 2004, as compared to the corresponding period in 2003. Gross margins were 19.8% for the three months ended June 30, 2004 and 19.1% for the three months ended June 30, 2003. Gross profit increased $4.3 million, or 12.7%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003. Gross margins were 16.6% for the six months ended June 30, 2004 and 16.1% for the six months ended June 30, 2003. These increases were primarily attributable to higher ready-mixed concrete volumes and an insurance recovery in the amount of $0.5 million related to a theft loss.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million, or 8.3%, for the three months ended June 30, 2004, as compared to the corresponding period in 2003. These expenses increased $1.5 million, or 7.2%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003. These increases were primarily attributable to professional fees, stock-based compensation expense and insurance costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.1 million, or 3.2%, for the three months ended June 30, 2004, as compared to the corresponding period in 2003. Depreciation, depletion and amortization expense increased $0.4 million, or 7.0%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003. This increase was primarily attributable to capital expenditures acquired and placed in service after March 31, 2003.

Interest expense, net. During the three months ended June 30, 2004, the interest rate swap agreements reduced interest expense by approximately $0.5 million. Interest expense, net, decreased $0.2 million, or 2.0%, for the six months ended June 30, 2004, as compared to the corresponding period in 2003. At June 30, we had outstanding borrowings totaling $200.0 million in 2004 and $166.7 million in 2003 and a weighted average annual interest rate of 8.4% in 2004 and 8.5% in 2003.

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

Other income, net. Other income, net, increased $0.1 million for the three months ended June 30, 2004, as compared to the corresponding period in 2003. Other income, net, increased $0.2 million for the six months ended June 30, 2004, as compared to the corresponding period in 2003.

Income tax benefit. We recorded an income tax provision of $2.7 million for the three months ended June 30, 2004, as compared to $2.5 million for the corresponding period in 2003. We recorded an income tax benefit of $8.3 million for the six months ended June 30, 2004, as compared to a benefit of $0.4 million for the corresponding period in 2003. This increase in the benefit for income taxes was principally the result of the taxable loss generated from the loss on early extinguishment of debt. At the end of each interim reporting period, we make an estimate of the effective income tax rate expected to be applicable for the full year. This estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. Our estimated annualized effective tax rate was 31% for the six months ended June 30, 2004 and 41% for the six months ended June 30, 2003. The effective income tax rate for 2004 is less than the federal statutory rate due primarily to state income taxes reducing the federal tax benefit related to the estimated current year loss.

Liquidity and Capital Resources

We require cash to pay our operating expenses, make capital expenditures and service our debt and other long-term liabilities. Our principal sources of funds are from our operations and capital markets, principally the commercial, institutional and public debt markets.

The principal factors that could adversely affect the availability of our internally generated funds include:

•	any deterioration of sales, because of weakness in markets in which we operate;

•	any decline in gross margins due to shifts in our project mix; and

•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	financial covenants contained in our credit facility and the indenture governing our 8 3/8% senior subordinated notes;

•	volatility in the markets for corporate debt; and

•	fluctuations in the market price of our common stock.

The following key financial measurements reflect our financial position and capital resources as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004	December 31, 2003
Cash and cash equivalents	$16,033	$7,111
Working capital	74,720	37,941
Total debt	200,008	155,039
Debt as a percent of capital employed	55.7%	46.7%

Our sources of liquidity, in addition to cash from operations, include the senior secured revolving credit facility we obtained in March 2004, which currently provides us with a revolving credit borrowing capacity of up to $105 million. The revolving credit facility matures in March 2009, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. At our option, borrowings under the revolving credit facility will bear annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.75%, or the domestic rate plus 1.25%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. Commitment fees at an annual rate of 0.375% are to be paid on the unused portion of the revolving credit facility.

The credit agreement relating to the revolving credit facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At June 30, 2004, the amount of our available credit under the revolving credit facility was approximately $80.4 million, net of outstanding letters of credit of $4.2 million.

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

At June 30, 2004, no borrowings were outstanding under the revolving credit facility; however, $4.2 million of the facility was utilized to support letters of credit.

To improve liquidity and provide more financial and operating flexibility, on March 31, 2004, we issued $200 million of 8 3/8% senior subordinated notes maturing April 1, 2014. Interest on these notes is payable semiannually on April 1 and October 1 of each year. We used the net proceeds of this financing to redeem our prior senior subordinated notes and to prepay outstanding debt. We paid $122.5 million to redeem our prior senior subordinated notes, including a prepayment premium of $25.9 million, plus all accrued and unpaid interest through the redemption date of $1.6 million.

All our subsidiaries, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8 3/8% senior subordinated notes.

The indenture governing the notes limits the ability of us and our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. At any time prior to April 1, 2007, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 108.375% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, after March 31, 2009, we may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires us to redeem the subordinated notes from the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt and upon the occurrence of a change of control. Our senior secured credit agreement prohibits these redemptions.

Our ability to incur additional debt is primarily limited to borrowings available under our senior secured credit facility.

Effective April 16, 2004, we entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap agreements are in effect. The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment of the 8 3/8% senior subordinated notes. During the three months ended June 30, 2004, the interest rate swap agreements reduced our interest expense by approximately $0.5 million.

Cash Flow

Our net cash provided by operating activities is generally the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $4.1 million in the six months ended June 30, 2004 decreased $3.3 million from the net cash provided in the six months ended June 30, 2003. This decrease reflected higher accounts receivable and an increase in inventories in 2004, partially offset by the receipt of income tax refunds and lower interest payments.

Our net cash used for investing activities of $4.6 million in the six months ended June 30, 2004 decreased $5.7 million from the net cash used in the six months ended June 30, 2003, primarily because of an acquisition we made in 2003.

Our net cash provided from financing activities of $9.3 million in the six months ended June 30, 2004 increased $2.9 million from the net cash provided in the six months ended June 30, 2003. This increase was primarily attributable to our March 2004 refinancing activities. As a result of these activities, cash and cash equivalents, which totaled $16.0 million at June 30, 2004, increased $8.9 million from December 31, 2003.

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

Our historical net cash (used) provided by operations and free cash flow is as follows (in thousands):

	Six Months Ended June 30
	2004	2003
Net cash provided by operations	$4,145	$7,436
Less: Purchases of property and equipment (net of disposals)	(4,406)	(4,330)

Free cash flow	$(261)	$3,106

Future Capital Requirements

For 2004, our current capital requirements include approximately $15 million of planned capital expenditures, subject to availability of equipment. In addition, in the normal course of business we lease certain equipment used in our operations under operating leases.

Our management believes, on the basis of current expectations, that our internally generated cash flow and borrowings under our new senior secured credit facility will be sufficient to provide the liquidity necessary to fund our operations and meet our capital and debt-service requirements for at least the next 12 months.

Acquisitions

Since our inception, cash has been the primary component in the consideration we have paid to acquire businesses. We expect that cash would be a significant, if not the principal, element in acquisitions we might make in the foreseeable future.

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

Commitments

The following are our contractual commitments associated with our indebtedness and lease obligations as of June 30, 2004 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Principal on debt	$200.0	$—	$—	$—	$200.0
Interest on debt (1)	167.5	16.8	33.5	33.5	83.7
Operating lease	33.4	11.4	14.1	6.6	1.3

Total	$400.9	$28.2	$47.6	$40.1	$285.0

(1)	Interest payments due under our 8 3/8% senior subordinated notes. The interest rate swap mark-to-market adjustments are not included in the contractual commitments.

The following are our commercial commitments expirations as of June 30, 2004 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$4.2	$4.2	$—	$—	$—
Performance bonds	6.7	6.7	—	—	—

Total	$10.9	$10.9	$—	$—	$—

Our purchase obligations were not significant as of June 30, 2004.

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

Effective April 16, 2004, we entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these senior subordinated notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap agreements are in effect. The swap agreements are marked to market each quarter, with a corresponding mark-to-market adjustment of the 8 3/8% senior subordinated notes. During the three months ended June 30, 2004, the interest rate swap agreements reduced our interest expense by approximately $0.5 million.

We purchase commodities, such as cement, aggregates and fuel, at market prices and do not currently use financial instruments to hedge commodity prices.

Our operations are subject to factors affecting the level of general construction activity, including the level of interest rates and availability of funds for construction. A significant decrease in the level of general construction activity in any of our market areas may have a material adverse effect on our sales and earnings.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, during the three months ended June 30, 2004, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see note 9 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Changes in Securities and Use of Proceeds

We did not repurchase any shares of our common stock during the three months ended June 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

1. At the annual meeting of shareholders held April 30, 2004, our shareholders elected Vincent D. Foster, John R. Colson and Mary P. Ricciardello as directors of U.S. Concrete, Inc. with terms expiring in 2007. Votes cast to elect Vincent D. Foster were 23,583,959 for and 60,661 abstaining. Votes cast to elect John R. Colson were 23,560,959 for and 83,661 abstaining. Votes cast to elect Mary P. Ricciardello were 23,561,056 for and 83,563 abstaining. Terms of office for continuing directors expire (1) in 2005 for Robert S. Walker and Murray S. Simpson and (2) in 2006 for Eugene P. Martineau and T. William Porter.

2. At the annual meeting of shareholders held April 30, 2004, our shareholders ratified the appointment of PricewaterhouseCoopers LLP as the independent auditors of U.S. Concrete, Inc. for the year ending December 31, 2004. Votes cast to ratify PricewaterhouseCoopers LLP were 23,600,051 for and 31,169 withheld, with 13,400 abstentions and no broker non-votes.

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

—Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 4.9).

4.2	*	—First Consent to Exhibit 4.1 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.2).

4.3	*

—Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.3).

4.4	*

—Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000- 26025), Exhibit 4.4).

4.5	*

—Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014
(Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.6	*	—Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.5).

4.7	*	—Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

31.1		—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2		—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

32.1		—Section 1350 Certification of Eugene P. Martineau.

32.2		—Section 1350 Certification of Michael W. Harlan.

*	Incorporated by reference to the filing indicated.

(b) Reports on Form 8-K.

On May 6, 2004, we furnished a current report on Form 8-K, under Item 12 – Results of Operations and Financial Condition, setting forth our earnings release for the period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: August 9, 2004	By:	/s/ Michael W. Harlan
Michael W. Harlan Executive Vice President, Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2	*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3	*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1	*

—Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 4.9).

4.2	*	—First Consent to Exhibit 4.1 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.2).

4.3	*

—Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.3).

4.4	*

—Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000- 26025), Exhibit 4.4).

4.5	*

—Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014
(Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.6	*	—Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.5).

4.7	*	—Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

31.1		—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2		—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

32.1		—Section 1350 Certification of Eugene P. Martineau.

32.2		—Section 1350 Certification of Michael W. Harlan.

*	Incorporated by reference to the filing indicated.