Form 10-Q
period 2004-09-30
US CONCRETE INC
filed 2004-11-09
CIK 1073429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes ☑ No ☐

As of the close of business on November 8, 2004, U.S. Concrete, Inc. had 29,047,080 shares of its common stock, $0.001 par value, outstanding.

U.S. CONCRETE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$25,348	$7,111
Trade accounts receivable, net	85,797	64,086
Inventories, net	20,450	18,104
Prepaid expenses	3,160	2,566
Other current assets	24,786	17,604

Total current assets	159,541	109,471

Property, plant and equipment, net	118,760	121,022
Goodwill	165,265	165,226
Other assets	11,120	5,255

Total assets	$454,686	$400,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of debt	$—	$13,610
Accounts payable and accrued liabilities	71,313	57,920

Total current liabilities	71,313	71,530

Debt, net of current maturities	200,988	141,429
Other long-term liabilities	15,180	11,304

Total liabilities	287,481	224,263

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	29	29
Additional paid-in capital	166,716	164,123
Retained earnings	4,279	14,845
Treasury stock, at cost	(280)	—
Unearned compensation	(3,539)	(2,286)

Total stockholders’ equity	167,205	176,711

Total liabilities and stockholders’ equity	$454,686	$400,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Sales	$148,252	$140,885	$377,193	$350,562
Cost of goods sold before depreciation, depletion and amortization	118,157	112,674	309,108	288,653

Gross profit before depreciation, depletion and amortization	30,095	28,211	68,085	61,909
Selling, general and administrative expenses	11,533	10,689	33,899	31,619
Depreciation, depletion and amortization	3,170	3,278	9,351	9,016

Income from operations	15,392	14,244	24,835	21,274
Interest expense, net	4,134	4,128	12,247	12,407
Loss on early extinguishment of debt	—	—	28,781	—
Other income, net	207	314	769	718

Income (loss) before income taxes	11,465	10,430	(15,424)	9,585
Income tax provision (benefit)	3,478	4,186	(4,858)	3,834

Net income (loss)	$7,987	$6,244	$(10,566)	$5,751

Basic and diluted net income (loss) per share	$0.28	$0.22	$(0.37)	$0.21

Basic common shares outstanding	28,279	28,172	28,202	27,947

Diluted common shares outstanding	28,792	28,265	28,202	28,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,566)	$5,751
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss on early extinguishment of debt	28,781	—
Depreciation, depletion and amortization	9,351	9,016
Debt issuance cost amortization	1,035	1,142
Net gain on sale of property, plant and equipment	(318)	(26)
Deferred income taxes	(1,271)	5,141
Provision for doubtful accounts	703	680
Provision to write down inventories	—	1,137
Stock-based compensation	820	88
Changes in operating assets and liabilities, net of acquisitions	(13,244)	(9,260)

Net cash provided by operations	15,291	13,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $553 and $2,401	(5,996)	(6,878)
Payments for acquisitions, net of cash received of $1,081	—	(5,814)
Other investing activities	(149)	(581)

Net cash used by investing activities	(6,145)	(13,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	264,000	257
Repayments of borrowings	(219,039)	(26)
Debt retirement costs	(25,851)	—
Debt issuance costs	(10,259)	(366)
Purchase of treasury stock	(280)	—
Proceeds from exercise of stock options	110	—
Proceeds from issuance of common stock	410	640

Net cash provided by financing activities	9,091	505

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,237	901
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,111	4,685

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,348	$5,586

Supplemental disclosure of investing and financing activities:
Assets acquired in business combination	$—	$7,794
Liabilities assumed in business combination	$—	$2,790
Additions to property, plant and equipment from exchanges	$788	$—
Common stock received in settlement	$1,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of U.S. Concrete and its subsidiaries and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although U.S. Concrete believes that the disclosures made are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”). In the opinion of U.S. Concrete, all adjustments necessary to present fairly the information in its unaudited condensed consolidated financial statements have been included. Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results expected in the fourth quarter of the year ending December 31, 2004.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

U.S. Concrete complied with the consolidation requirements of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended, as of March 31, 2004. See note 10.

Other than that compliance with FASB Interpretation No. (“FIN”) 46R, U.S. Concrete has not changed its accounting policies since December 31, 2003. For a description of these policies, refer to note 1 of the consolidated financial statements in the 2003 10-K.

3. STOCK-BASED COMPENSATION

U.S. Concrete accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Its consolidated statements of operations do not reflect any stock-based employee compensation cost for its stock option plans if options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share as if U.S. Concrete were to apply the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation,” as amended, to its stock-based compensation plans for the periods shown (in thousands, except per share amounts).

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income (loss) – as reported	$7,987	$6,244	$(10,566)	$5,751
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	247	24	566	37
Deduct: Total stock-based employee compensation expense calculated using the fair value method, net of related tax effects	(498)	(416)	(1,306)	(1,230)

Pro forma net income (loss)	$7,736	$5,852	$(11,306)	$4,558

Earnings (loss) per share:
Basic and diluted – as reported	$0.28	$0.22	$(0.37)	$0.21
Basic and diluted – pro forma	$0.27	$0.21	$(0.40)	$0.16

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$8,665	$8,218
Finished products and supplies	11,785	9,886

	$20,450	$18,104

In the nine months ended September 30, 2004, U.S. Concrete recorded in cost of goods sold an insurance recovery in the amount of $0.5 million ($0.3 million, net of tax) related to a theft loss. In the three months ended September 30, 2003, U.S. Concrete reduced inventory by $2.5 million and increased cost of goods sold $1.1 million ($0.7 million, net of tax) to account for an inventory overstatement at one of its subsidiaries in its Atlantic Region.

5. DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

A summary of debt is as follows (in thousands):

	September 30, 2004	December 31, 2003
Senior secured credit facility due 2009	$—	$—
8 3/8% senior subordinated notes due 2014 (1)	200,988	—
Refinanced debt	—	155,000
Other	—	39

	200,988	155,039
Less: current maturities	—	(13,610)

	$200,988	$141,429

(1)	The carrying amount of the notes includes a $988,000 increase in valuation at September 30, 2004 for the fair value of interest rate swaps.

On March 12, 2004, U.S. Concrete entered into a senior secured credit facility under which it initially borrowed $64 million to retire debt outstanding under its prior senior credit facility and to pay related transaction fees. It prepaid this borrowing on March 31, 2004 with the proceeds from its sale of its 8 3/8% senior subordinated notes described below. At September 30, 2004, the facility consisted of a $105 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2009. At September 30, 2004, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.00% or the domestic rate plus 0.50%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. Commitment fees at an annual rate of 0.375% are payable on the unused portion of the facility.

The credit agreement relating to the new facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At September 30, 2004, no borrowings were outstanding under the credit facility and the amount of the available credit was approximately $86.7 million, net of outstanding letters of credit of $5.4 million.

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

As a result of the March 2004 refinancing, U.S. Concrete recognized an ordinary loss on early extinguishment of debt of $28.8 million, which consisted of the $25.9 million in premium payments and a write-off of $2.9 million of debt issuance costs associated with all the debt repaid.

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

The indenture governing the notes limits the ability of U.S. Concrete and its subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. At any time prior to April 1, 2007, U.S. Concrete may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 108.375% of their principal amount, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, after March 31, 2009, U.S. Concrete may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires U.S. Concrete to redeem the subordinated notes from the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt and on the occurrence of a change of control. U.S. Concrete’s senior secured credit agreement prohibits these redemptions.

As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, U.S. Concrete’s ability to incur additional debt is primarily limited to borrowings available under its senior secured credit facility, plus the greater of $15 million or, subject to a $20 million limitation, 7.5% of its tangible assets.

Effective April 16, 2004, U.S. Concrete entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of its 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on U.S. Concrete’s results of operations from the mark-to-market adjustment as long as the swap agreements are in effect. The swap agreements are marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. At September 30, 2004, the fair value of the interest rate swap was $1.0 million and included in other assets. During the nine months ended September 30, 2004, the interest rate swap agreements reduced U.S. Concrete’s interest expense by approximately $0.9 million ($0.7 million, net of tax).

For the nine months ended September 30, U.S. Concrete’s interest payments were approximately $5.9 million in 2004 and $11.8 million in 2003.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

6. INCOME TAXES

In accordance with applicable generally accepted accounting principles, U.S. Concrete estimates for each interim reporting period the effective tax rate it expects for the full fiscal year and uses that estimated rate in providing its income taxes on a current year-to-date basis.

The effective income tax rate of 40% for the first nine months of 2003 differed from the federal statutory rate of 35% due primarily to state income taxes. In March 2004, U.S. Concrete recognized an ordinary loss on early extinguishment of debt of $28.8 million. The currently estimated effective income tax rate of 31% for 2004 is less than the federal statutory rate due primarily to state income taxes and nondeductible expenses, reducing the federal tax benefit related to the estimated current year loss.

For the nine months ended September 30, U.S. Concrete’s income tax payments were approximately $0.2 million in 2004 and $0.2 million in 2003. For the nine months ended September 30, 2004, U.S. Concrete received income tax refunds of approximately $1.6 million, primarily from the overpayment of its 2003 estimated federal tax payments.

7. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	September 30, 2004	December 31, 2003
Shares authorized	60,000	60,000
Shares outstanding at end of period	29,047	28,806
Shares held in treasury	42	—

U.S. Concrete is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of September 30, 2004 and December 31, 2003.

Restricted Stock

Shares of restricted common stock issued under U.S. Concrete’s 1999 Incentive Plan and 2001 Employee Incentive Plan are subject to restrictions on transfer and certain other conditions. On issuance of the stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period. During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, if any, on those shares.

In 2003, U.S. Concrete offered eligible employees the opportunity to exchange certain outstanding stock options for shares of restricted stock. Of the eligible options subject to the offer, 62,614 options were not exchanged. Of those options, as of September 30, 2004, approximately 58,000 remained outstanding and will be accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is approximately $8.12. In the future, to the extent that U.S. Concrete’s stock price exceeds an option’s exercise price, the difference will be recorded as noncash compensation charges, with an offset to additional paid-in capital.

During the nine months ended September 30, 2004, U.S. Concrete issued approximately 362,000 shares of restricted stock under the plans to employees and retired employees, at a total value of $2.1 million, as part of the 2004 annual grant or as grants issued for promotions and new hires. In general, the restricted stock grants vest ratably over a four-year period.

As of September 30, the outstanding shares of restricted stock totaled approximately 728,000 in 2004 and approximately 407,000 in 2003. U.S. Concrete recognized stock-based compensation expense of approximately $0.4 million ($0.2 million, net of tax) for the three months ended September 30, 2004 and $0.8 million ($0.6 million, net of tax) for the nine months ended September 30, 2004. U.S. Concrete recognized stock-based compensation expense of approximately $0.1 million for the three and nine months ended September 30, 2003.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

7. STOCKHOLDERS’ EQUITY (continued)

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having U.S. Concrete make the required tax payments and withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. As a result of such employee elections, U.S. Concrete withheld approximately 42,000 shares during the nine months ended September 30, 2004, at a total value of $0.3 million, and those shares were accounted for as treasury stock.

8. SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted average basis in calculating basic and diluted net income (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Basic weighted average common shares outstanding	28,279	28,172	28,202	27,947
Effect of dilutive stock options and awards	513	93	—	55

Diluted weighted average common shares outstanding	28,792	28,265	28,202	28,002

For the three-month period ended September 30, stock options and awards covering 1.9 million shares in 2004 and 3.1 million shares in 2003 were excluded from the computation of the net income (loss) per share because their effect would have been antidilutive. For the nine-month period ended September 30, stock options and awards covering 3.7 million shares in 2004 and 3.8 million shares in 2003 were excluded from the computation of the net income (loss) per share because their effect would have been antidilutive.

9. COMMITMENTS AND CONTINGENCIES

From time to time, and currently, U.S. Concrete is subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, U.S. Concrete cannot provide assurance that the resolution of any particular claim or proceeding to which it is a party will not have a material adverse effect on its results of operations or liquidity for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future it and its operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of its business.

U.S. Concrete retains various self-insurance risks with respect to losses for third-party liability and property damage.

U.S. Concrete is subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Its management believes it is in substantial compliance with applicable environmental laws and regulations. From time to time, it receives claims from federal and state environmental regulatory agencies and entities asserting that it may be in violation of environmental laws and regulations. Based on experience and the information currently available, management of U.S. Concrete believes that these claims should not have a material impact on U.S. Concrete’s consolidated financial condition, results of operations or liquidity. Despite compliance and experience, it is possible that U.S. Concrete could be held liable for future charges, which might be material, but are not currently known or estimable. In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(continued)

9. COMMITMENTS AND CONTINGENCIES (continued)

As permitted under Delaware law, U.S. Concrete has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at U.S. Concrete’s request in such capacity. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete has a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid. All the indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, because they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of September 30, 2004.

U.S. Concrete is party to agreements that require it to provide indemnification in certain instances when it acquires businesses and real estate and in the ordinary course of business with its customers, suppliers and service providers.

In the normal course of business, U.S. Concrete is currently contingently liable for performance under $15.0 million in performance bonds that various states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. U.S. Concrete has indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

10. ACCOUNTING PRINCIPLE NEWLY ADOPTED IN 2004

U.S. Concrete complied with the consolidation requirements of FIN 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” as amended, as of March 31, 2004. U.S. Concrete does not have any equity investment in any variable interest entity (as that term is defined in FIN 46R) covered by the scope of FIN 46R, and therefore the adoption of the consolidation requirements of FIN 46R did not have an impact to its consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading “Cautionary Statement Concerning Forward-looking Statements” following Item 1 in our annual report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) and “—Factors That May Affect Our Future Operating Results” below. For a discussion of our other commitments, related-party transactions, our critical accounting policies, new accounting pronouncements and inflation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in the 2003 10-K. We assume no obligation to update these forward-looking statements.

Overview

We provide ready-mixed concrete and related products and services to the construction industry in several major markets in the United States. We had net income of $8.0 million in the third quarter of 2004, compared to net income of $6.2 million for the same period in 2003. The increase in net income was due primarily to sustained improvement in ready-mixed concrete pricing and a lower effective tax rate, partially offset by increases in cement and diesel fuel prices.

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

Although the residential construction market remained strong throughout 2003, the nonresidential construction market continued to decline, reflecting the general state of the overall economy and employment in the United States. This general decline in nonresidential construction and sustained adverse weather conditions in several of our markets for a portion of the year had an adverse impact on our sales in 2003. The residential construction market has been strong in the first nine months of 2004, and we expect it will remain strong during the remainder of 2004. The nonresidential construction market began to slowly improve in the first nine months of 2004, and we expect this trend to continue into 2005.

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

Seasonality of Construction Industry Activity. Reflecting the levels of construction activity, the demand for ready-mixed concrete is highly seasonal. Our results for any individual quarter are not necessarily indicative of the results to be expected for the year because seasonal changes and other weather-related conditions can affect construction activity and, as a result, our sales and earnings. Normally, we attain the highest sales and earnings in the second and third quarters and the lowest sales and earnings in the first quarter. For these reasons, you should not rely on (1) quarterly comparisons of our revenues and operating results as indicators of our future performance or (2) the results of any quarterly period during a year as an indicator of results you may expect in subsequent quarters or for that entire year.

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

Materials Supply. We rely on third parties to supply the materials we use to produce ready-mixed concrete and other concrete products. If we receive insufficient supplies of these materials to meet our customers’ needs or if our suppliers were to experience price increases or disruption in their businesses, such as labor-related disputes, supply shortages or distribution problems, our future operating results may be adversely affected. During the second and third quarters of 2004, supplies of cement were tight in some of our markets. This shortage was caused by increased demand for cement, lower inventories of cement, downtime of certain cement plants and insufficient availability to increase imports of cement. During the third quarter of 2004, the shortage curtailed some sales of our ready-mixed concrete and cement prices increased, which adversely affected our gross margins. As we enter the fourth quarter, this shortage continues to exist due to strong domestic consumption and insufficient amounts of imported cement and could in future periods adversely affect our operating results.

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

Tax Liabilities. We are subject to federal, state and local income taxes, applicable to corporations generally, as well as nonincome-based taxes. Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of business, there are calculations where the ultimate tax determination is uncertain. We are also from time to time under audit by state and local tax authorities. Although we cannot assure you that the final determination of our tax liabilities will not be different from what is reflected in our historical income tax provisions and accruals, we believe that our tax estimates are reasonable.

Stock Options and Stock Purchase Plans. There has been ongoing public debate whether employee stock options and issuances of shares of stock under employee stock purchase plans should be treated as compensation expense and, if so, how to properly value such options and shares. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have material accounting charges. For example, in the first nine months of 2004, had we accounted for stock-based compensation plans using the fair value method, our net income would have been reduced by $0.7 million. On March 31, 2004, the Financial Accounting Standards Board released an exposure draft, “Share-Based Payment,”

which would require us to measure all employee stock -based compensation awards using a fair value method and record such expense in our consolidated financial statements. On October 13, 2004, the Board decided that the final statement would be effective for any interim or annual period beginning after June 15, 2005, meaning that we would apply the final statement to all employee awards of share-based payments granted, modified, or settled after the second quarter of 2005.

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

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 in the 2003 10-K. We have concluded that our critical accounting policies are the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income tax provision and the valuation and useful lives of property, plant and equipment. During the nine months ended September 30, 2004, we made no changes in the application of our critical accounting policies presented in the 2003 10-K. See note 1 to our consolidated financial statements included in Item 8 of the 2003 10-K for a discussion of these accounting policies.

Results of Operations

The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended September 30				Nine Months Ended September 30
	2004		2003		2004		2003
	(unaudited)				(unaudited)
Sales	$148,252	100.0%	$140,885	100.0%	$377,193	100.0%	$350,562	100.0%
Cost of goods sold (1)	118,157	79.7	112,674	80.0	309,108	81.9	288,653	82.4

Gross profit (1)	30,095	20.3	28,211	20.0	68,085	18.1	61,909	17.6
Selling, general and administrative expenses	11,533	7.8	10,689	7.6	33,899	9.0	31,619	9.0
Depreciation, depletion and amortization	3,170	2.1	3,278	2.3	9,351	2.5	9,016	2.6

Income from operations	15,392	10.4	14,244	10.1	24,835	6.6	21,274	6.0
Interest expense, net	4,134	2.8	4,128	2.9	12,247	3.2	12,407	3.5
Loss on early extinguishment of debt	—	0.0	—	0.0	28,781	7.6	—	0.0
Other income, net	207	0.1	314	0.2	769	0.2	718	0.2

Income (loss) before income taxes	11,465	7.7	10,430	7.4	(15,424)	(4.1)	9,585	2.7
Income tax provision (benefit)	3,478	2.3	4,186	3.0	(4,858)	(1.3)	3,834	1.1

Net income (loss)	$7,987	5.4%	$6,244	4.4%	$(10,566)	(2.8)%	$5,751	1.6%

(1)	Cost of goods sold and gross profit are before depreciation, amortization and depletion.

Sales. Sales increased $7.4 million, or 5.2%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003. This increase was primarily attributable to a 4.3% increase in the average sales price of ready-mixed concrete and a 0.4% increase in ready-mixed concrete volumes. Sales increased $26.6 million, or 7.6%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003. This increase was primarily attributable to a 3.2% increase in the average sales price of ready-mixed concrete and a 3.3% increase in ready-mixed concrete volumes as a result of the increase in construction activity in most of our markets. Severe weather in the first quarter of 2003, particularly in February, reduced construction activity in several of our markets.

Gross profit before depreciation, depletion and amortization. Gross profit increased $1.9 million, or 6.7%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003. Gross margins were 20.3% for the three months ended September 30, 2004 and 20.0% for the three months ended September 30, 2003. Gross profit increased $6.2 million, or 10.0%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003. Gross margins were 18.1% for the nine months ended September 30, 2004 and 17.6% for the nine months ended September 30, 2003. These gross profit increases were primarily attributable to higher ready-mixed concrete volumes and pricing and, during nine months ended September 30, 2004, an insurance recovery in the amount of $0.5 million related to a theft loss. The rise in cement and diesel fuel prices partially offset the increase in gross profit during the three months ended September 30, 2004 as compared to the corresponding period in 2003. The gross profit for the three months ended September 30, 2003 was reduced by $1.1 million due to a write-down of inventory at one of our subsidiaries.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.8 million, or 7.9%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003. These expenses increased $2.3 million, or 7.2%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003. These increases were primarily attributable to professional fees, stock-based compensation expense, incentive compensation expense and insurance costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.1 million, or 3.3%, for the three months ended September 30, 2004, as compared to the corresponding period in 2003. Depreciation, depletion and amortization expense increased $0.3 million, or 3.7%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003. This increase was primarily attributable to capital items acquired and placed in service after March 31, 2003.

        Interest expense, net. The interest rate swap agreements reduced interest expense by approximately $0.4 million in three months ended September 30, 2004 and $0.9 million in nine months ended September 30, 2004. Interest expense, net, decreased $0.2 million, or 1.3%, for the nine months ended September 30, 2004, as compared to the corresponding period in 2003. At September 30, we had outstanding borrowings totaling $200.0 million in 2004 and $162.0 million in 2003 and a weighted average annual interest rate of 7.3%, after giving effect to our interest rate swap agreements, in 2004 and 8.7% in 2003.

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

Income tax provision (benefit). We recorded an income tax provision of $3.5 million for the three months ended September 30, 2004, as compared to $4.2 million for the corresponding period in 2003. We recorded an income tax benefit of $4.9 million for the nine months ended September 30, 2004, as compared to a provision of $3.8 million for the corresponding period in 2003. This fiscal year 2004 benefit for income taxes was principally the result of the taxable loss generated from the loss on early extinguishment of debt. At the end of each interim reporting period, we make an estimate of the effective income tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis and it may change in the fourth quarter. Our estimated annualized effective tax rate was 31% for the nine months ended September 30, 2004 and 40% for the nine months ended September 30, 2003. The effective income tax rate for 2004 is less than the federal statutory rate due primarily to state income taxes and nondeductible expenses reducing the federal tax benefit related to the estimated current year loss.

Recently Adopted Accounting Principle

See note 10 of the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 2.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal increases in accounts receivable, purchasing property and equipment and paying cash interest expense under our 8 3/8% senior subordinated notes due in April 2014 and cash interest expense, if any, under our senior secured revolving credit facility due in March 2009. In addition to cash and cash equivalents of $25.3 million at September 30, 2004 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $105 million. The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At September 30, 2004, no borrowings were outstanding under the revolving credit facility and the amount of that available credit was approximately $86.7 million, net of outstanding letters of credit of $5.4 million. Our working capital borrowing needs are typically at their lowest level in the first quarter and sharply increase in the second and third quarters to finance the increases in accounts receivable during those periods and the cash interest payment on the Company’s senior subordinated notes due on April 1 of each year . Generally, in the fourth quarter, our working capital borrowings begin to decline and then are paid down to their lowest annual levels in the first quarter of the following year.

The principal factors that could adversely affect the availability of our internally generated funds include:

•	any deterioration of sales, because of weakness in markets in which we operate;

•	any decline in gross margins due to shifts in our project mix; and

•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	covenants contained in our credit facility and the indenture governing our 8 3/8% senior subordinated notes;

•	volatility in the markets for corporate debt; and

•	fluctuations in the market price of our common stock or 8 3/8% senior subordinated notes.

The following key financial measurements reflect our financial position and capital resources as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004	December 31, 2003
Cash and cash equivalents	$25,348	$7,111
Working capital	88,228	37,941
Total debt	200,988	155,039
Debt to debt and equity	54.6%	46.7%

At December 31, 2003, current maturities of long-term debt reduced our working capital by $13.6 million.

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major banks.

The borrowings under our revolving credit facility are limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. At our option, these borrowings will bear annual interest at either the Eurodollar-based rate (“LIBOR”) plus 2.00%, or the domestic rate plus 0.50%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. We pay commitment fees at an annual rate of 0.375% on the unused portion of the facility.

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

At September 30, 2004, no borrowings were outstanding under the revolving credit facility, but we used $5.4 million for letters of credit.

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

All our subsidiaries, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our outstanding 8 3/8% senior subordinated notes.

The indenture governing the notes limits our ability and that of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. At any time prior to April 1, 2007, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 108.375% of the principal amount thereof, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, after March 31, 2009, we may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires us to offer to repurchase (1) an aggregate principal amount of the subordinated notes equal to the proceeds of certain asset sales that are not reinvested in our business or used to pay senior debt and (2) all the notes following on the occurrence of a change of control. Our senior secured credit agreement prohibits these repurchases.

On May 13, 2004, we filed a registration statement with the Securities and Exchange Commission, which became effective on June 22, 2004, pursuant to which we exchanged our outstanding $200 million 8 3/8% senior subordinated notes, which were issued in a private placement on March 31, 2004, for notes that are substantially identical, except that the offering of the new notes was registered under the Securities Act of 1933.

As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, our ability to incur additional debt is primarily limited to borrowings available under our senior secured credit facility, plus the greater of $15 million or, subject to a $20 million limitation, 7.5% of our tangible assets.

Effective April 16, 2004, we entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap agreements are in effect. The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. During the nine months ended September 30, 2004, the interest rate swap agreements reduced our interest expense by approximately $0.9 million ($0.7 million, net of tax).

Cash Flow

Our net cash provided by operating activities is generally the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $15.3 million in the nine months ended September 30, 2004 increased $1.6 million from the net cash provided in the nine months ended September 30, 2003. This increase reflected the receipt of income tax refunds and lower interest payments in 2004, partially offset by higher accounts receivable and an increase in inventories.

Our net cash used for investing activities of $6.1 million in the nine months ended September 30, 2004 decreased $7.1 million from the net cash used in the nine months ended September 30, 2003, primarily because of an acquisition we made in 2003 and lower purchases of property and equipment.

Our net cash provided from financing activities of $9.1 million in the nine months ended September 30, 2004 increased $8.6 million from the net cash provided in the nine months ended September 30, 2003. This increase was primarily attributable to our March 2004 refinancing activities, partially offset by repurchases of shares during the nine months ended September 30, 2004. As a result of these activities, cash and cash equivalents, which totaled $25.3 million at September 30, 2004, increased $18.2 million from December 31, 2003.

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

Our historical net cash provided by operations and free cash flow is as follows (in thousands):

	Nine Months Ended September 30
	2004	2003
Net cash provided by operations	$15,291	$13,669
Less: purchases of property, plant and equipment (net of disposals)	(5,996)	(6,878)

Free cash flow	$9,295	$6,791

Future Capital Requirements

For 2004, our current capital requirements include approximately $10 million of planned capital expenditures, subject to availability of equipment. In addition, in the normal course of business we lease certain equipment used in our operations under operating leases.

Our management believes, on the basis of current expectations, that our cash on hand, internally generated cash flow and available borrowings under our new senior secured credit facility will be sufficient to provide the liquidity necessary to fund our operations and meet our capital and debt-service requirements for at least the next 12 months.

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

Commitments

The following are our contractual commitments associated with our indebtedness and lease obligations as of September 30, 2004 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Principal on debt	$200.0	$—	$—	$—	$200.0
Interest on debt (1)	167.5	16.8	33.5	33.5	83.7
Operating leases	27.1	7.4	13.0	6.0	0.7

Total	$394.6	$24.2	$46.5	$39.5	$284.4

(1)	Interest payments due under our 8 3/8% senior subordinated notes. The interest rate swap mark-to-market adjustments are not included in the contractual commitments.

The following are our commercial commitment expirations as of September 30, 2004 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$5.4	$5.4	$—	$—	$—
Performance bonds	15.0	15.0	—	—	—

Total	$20.4	$20.4	$—	$—	$—

Our purchase obligations were not significant as of September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we intend to utilize them to manage our fixed to variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values.

The issuance of our 8 3/8% senior subordinated notes increased the amount of our fixed-rate debt outstanding from $95 million to $200 million. The fair value of the debt will vary as interest rates change.

Effective April 16, 2004, we entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these senior subordinated notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap agreements are in effect. The swap agreements are marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. During the nine months ended September 30, 2004, the interest rate swap agreements reduced our interest expense by approximately $0.9 million ($0.7 million, net of tax).

As of November 9, 2004, based on the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $0.5 million, net of tax, for each one percentage point increase in the interest rates applicable to our variable rate debt.

We purchase commodities, such as cement, aggregates and diesel fuel, at market prices and do not currently use financial instruments to hedge commodity prices.

Our operations are subject to factors affecting the level of general construction activity, including the level of interest rates and availability of funds for construction. A significant decrease in the level of general construction activity in any of our market areas may have a material adverse effect on our sales and earnings.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include a report containing our management’s assessment of the effectiveness of our internal control over financial reporting and a related attestation of our independent auditors, PricewaterhouseCoopers LLP (“PwC”), in our Annual Report on Form 10-K for the year ending December 31, 2004. We are currently undergoing a comprehensive effort in preparation for compliance with Section 404. This effort includes the documentation, testing and review of our internal controls under the direction of our management. During the course of these activities, we identified certain internal controls as to which our management believes improvements are appropriate. Our review continues, but to date we have not identified any material weaknesses in our internal controls, as defined by the Public Company Accounting Oversight Board. We are nonetheless making improvements to our internal controls over financial reporting as a result of our review efforts. To date, it is the view of our management that the work can be completed on a timely basis.

During the third quarter of 2004, we implemented a new payroll system. As part of our ongoing efforts to prepare for compliance with the requirements of Section 404, our assessment of the effectiveness of the controls and procedures associated with this new payroll system is underway. Other than this payroll system change, during the three months ended September 30, 2004, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see note 9 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In the third quarter of 2004, 26,690 shares in July 2004 and 92,443 shares in September 2004 of our restricted stock vested under our 1999 Incentive Plan and 2001 Employee incentive Plan. Employees may elect to satisfy their tax obligations on vesting by having us make the required tax payments and withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. As a result of such employee elections, we withheld shares as follows:

Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 2004	9,606	$7.03	None	None
September 2004	32,543	$6.52	None	None

Total	42,149	$6.64	None	None

Item 6. Exhibits

Exhibit Number		Description
3.1	*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2	*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3	*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1	*

—Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named therein and

Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December 31, 2003 (File No.

000-26025), Exhibit 4.9).

4.2	*	—First Consent to Exhibit 4.1 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.2).

4.3	*

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

U.S. CONCRETE, INC.

Date: November 9, 2004	By:	/s/ Michael W. Harlan
Michael W. Harlan
Executive Vice President, Chief Operating Officer and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2	*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3	*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1	*

—Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named therein and

Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December 31, 2003 (File

No. 000-26025), Exhibit 4.9).

4.2	*	—First Consent to Exhibit 4.1 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.2).

4.3	*

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