Form 10-K
period 2004-12-31
US CONCRETE INC
filed 2005-03-16
CIK 1073429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 000-26025

U. S. CONCRETE, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0586680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2925 Briarpark, Suite 1050, Houston, Texas 77042

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

The aggregate market value of the registrant’s common stock held by nonaffiliates (based on the closing price on the last business day of the registrant’s most recently completed second fiscal quarter as reported on the Nasdaq National Market on that date) was approximately $157.1 million. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

There were 29,375,187 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 11, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement related to the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.

FORM 10-K

For the Year Ended December 31, 2004

Cautionary Statement Concerning Forward-Looking Statements

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

Various statements this report contains, including those that express a belief, expectation or intention and those that are not statements of historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Those forward-looking statements appear in Item 1—”Business,” Item 2— “Properties,” Item 3—”Legal Proceedings,” Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—”Quantitative and Qualitative Disclosures About Market Risk,” Item 9A—”Controls and Procedures” and elsewhere in this report, including in the notes to our Consolidated Financial Statements in Item 8 of this report. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1—“Business” and the section entitled “Risks and Uncertainties” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”). The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1.    Business

General

U.S. Concrete is a major producer of ready-mixed concrete and concrete related products in select markets in the United States. We believe we are among the leading producers of ready-mixed concrete in substantially all the markets in which we have ready-mixed concrete operations. Ready-mixed concrete is an important building material used in the vast majority of commercial, residential and public works construction projects.

We were incorporated in Delaware in 1997 and began operations on completion of our initial public offering (“IPO”) in 1999. Since our IPO, we have made strategic acquisitions to expand our geographic presence and generate operating synergies with existing businesses. We have operations in 11 states and the District of Columbia. The principal states in which we operate are California (42% of 2004 net sales), New Jersey (18% of 2004 net sales), Michigan (12% of 2004 net sales) and Texas (8% of 2004 net sales).

As of March 11, 2005, we had 88 fixed and seven portable ready-mixed concrete plants, eight precast concrete plants, three concrete block plants and one aggregates quarry. During 2004, these facilities produced approximately 5.1 million cubic yards of ready-mixed concrete, 5.3 million eight-inch equivalent block units and 1.1 million tons of aggregates. Our consolidated revenues for the year ended December 31, 2004 were $500.6 million, of which we derived approximately 77% from the sale of ready-mixed concrete and 23% from the sale of other concrete and concrete related products and aggregates.

Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the job sites of our customers. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs. Our marketing efforts primarily target general contractors, developers and home builders whose focus extends beyond the price of ready-mixed concrete to product quality, product consistency and reduction of in-place concrete costs. In addition, we manufacture and deliver various precast and concrete masonry products for the construction industry. In markets in which we sell both ready-mixed concrete and other concrete products, our customer base often overlaps.

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

The quality of ready-mixed concrete is time-sensitive, as it becomes difficult to place within 90 minutes after mixing. Many ready-mixed concrete specifications do not allow for its placement beyond that time. Consequently, the market for a permanently installed ready-mixed concrete plant generally is limited to an area within a 25-mile radius of its location. Concrete manufacturers produce ready-mixed concrete in batches at their plants and use mixer and other trucks to distribute and place it at the job sites of their customers. These manufacturers generally do not provide paving or other finishing services which construction contractors or subcontractors typically perform.

Concrete manufacturers generally obtain contracts through local sales and marketing efforts they direct at general contractors, developers and home builders. As a result, local relationships are very important.

On the basis of information the National Ready-Mixed Concrete Association has provided to us, we estimate that, in addition to a number of regional independent operators and several larger, vertically integrated manufacturers of cement and ready-mixed concrete, approximately 2,500 small independent concrete producers currently operate a total of approximately 6,000 plants in the United States. Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service.

Annual usage of ready-mixed concrete in the United States remains near record levels. According to information available from the National Ready-Mixed Concrete Association and F.W. Dodge, total sales from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions):

2004	$29,109
2003	$26,938
2002	$26,971

According to F.W. Dodge data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2004:

Residential construction	33%
Commercial and industrial construction	19%
Street and highway construction and paving	29%
Other public works and infrastructure construction	19%

Historically, barriers to the start-up of a new ready-mixed concrete manufacturing operation were low. During the past several years, public concerns about dust, process water runoff, noise and heavy mixer and other truck traffic associated with the operation of ready-mixed concrete plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the substantial capital investment start-up operations entail, have raised the barriers to entry for those operations.

For a discussion of the seasonality of the ready-mixed concrete industry generally, see “Risk Factors—Our operating results may vary significantly from reporting period to reporting period and may be adversely affected by the seasonal and cyclical nature of the markets we serve” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” in Item 7 of this report.

Significant Factors Impacting the Market for Ready-Mixed Concrete

Industry-wide Promotional and Marketing Activities. We believe industry participants have only since the 1990’s focused on and benefited from promotional activities to increase the industry’s share of street and highway construction, commercial and industrial construction and residential construction expenditures. Many of these promotional efforts resulted from an industry-wide initiative called RMC 2000, a program established in 1993 under the leadership of our chief executive officer, Eugene P. Martineau. The National Ready-Mixed Concrete Association, the industry’s largest trade organization, has adopted this program. Its principal goals have been to (1) promote ready-mixed concrete as a building and paving material, (2) improve the overall image of the ready-mixed concrete industry and (3) improve financial returns for producers of ready-mixed concrete. We believe RMC 2000 has been a catalyst for increased investment in the promotion of concrete.

Development of Ready-Mixed Concrete Products. Ready-mixed concrete has many attributes that make it a highly versatile construction material. In recent years, industry participants have developed various uses for concrete products, including:

•	concrete housing;

•	precast modular paving stones;

•	pre-stressed concrete railroad ties to replace wood ties;

•	flowable fill for backfill applications;

•	continuous-slab rail-support systems for rapid transit and heavy-traffic rail lines; and

•	concrete bridges, tunnels and other structures for rapid transit systems.

Other examples of successful innovations that have opened new markets for concrete include:

•	highway median barriers;

•	highway sound barriers;

•	paved shoulders to replace less permanent and increasingly costly asphalt shoulders;

•	pervious concrete parking lots providing a long-lasting and aesthetically pleasing urban environment; and

•	colored pavements to mark entrance and exit ramps and lanes of expressways.

Our Business Strategy

Our objective is to become a leading value-added provider of ready-mixed concrete and concrete related products in each of our markets and to diversify the geographic scope of our operations. We plan to achieve this objective by continuing to implement our business strategy, which includes the primary elements we discuss below:

•	Improving Marketing and Sales Initiatives. Our basic operating strategy emphasizes the sale of value-added products to customers more focused on reducing their in-place concrete costs than on the price per cubic yard of the ready-mixed concrete they purchase. Key elements of our service-oriented approach include:

•	providing corporate-level marketing and sales expertise;

•	providing technical services expertise to develop innovative new products; and

•	continuing to provide training programs that emphasize successful marketing, sales and training techniques and the sale of high-margin concrete mix designs.

We currently employ approximately 100 salespeople and 36 quality assurance personnel and operate five fully equipped and six ancillary laboratories. We have strategic alliances with several national specialty admixture and engineering software companies to provide alternative concrete solutions for designers and contractors using value-added products. Through these alliances, we can offer color-conditioned, fiber-reinforced and high-performance concrete, as well as advanced software technology that can be used to design buildings constructed of reinforced concrete. We believe the design software provides opportunities to expand uses of structural concrete in office and institutional buildings to better compete with structural steel. With each of these initiatives, we are seeking to enhance our product offering, capabilities and services, penetrate new market segments, increase market demand for our products and provide economical solutions to our customers. We train our sales professionals in the application of these advanced technologies and intend to expand our promotion of these technologies as we seek to advance concrete as the preferred building material of choice.

•	Promoting Operational Excellence and Achieving Cost Efficiencies. We strive to be an operationally excellent organization by continuing to:

•	implement and enhance standard operating procedures;

•	standardize plants and equipment;

•	invest in computer and communications technology;

•	implement and enhance company-wide quality-control initiatives;

•	provide technical expertise to optimize mix designs; and

•	leverage the purchasing power of a national organization to achieve cost efficiencies.

We also strive over time to reduce operating expenses of our businesses. We believe that, if we continue to increase in size on both a local market and national level, we should continue to experience cost savings in such areas as:

•	materials, through procurement and optimized mix designs;

•	purchases of mixer trucks and other equipment, supplies, spare parts and tools;

•	vehicle and equipment maintenance; and

•	insurance and other risk management programs.

•	Pursuing Disciplined Growth Through Acquisitions. The ready-mixed concrete industry is a fragmented, consolidating industry with over 2,500 small independent producers. We believe these characteristics present growth opportunities for a company with a national strategy, focused acquisition program and access to capital. Our acquisition program targets opportunities for expansion in our existing markets and entering new geographic markets in the United States.

We seek to continue acquiring other well-established companies operating in our existing markets in order to expand our market penetration. We have acquired operating companies in substantially all our ready-mixed concrete markets following our initial entry into these markets. By expanding in existing markets through acquisitions, we expect to realize operating synergies, including:

•	increased market coverage;

•	improved utilization and range of mixer trucks through access to additional plants; and

•	customer cross-selling opportunities.

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

•	Rationalizing Local Markets and Consolidating Functions. We believe that a key benefit of acquiring companies within a market is the opportunity to seek to increase profitability and productivity. We believe that certain assets can be used to greater efficiency within a larger organization. In rationalizing local markets and consolidating functions, we strive to:

•	retain and strengthen local management teams;

•	implement cost savings initiatives;

•	reduce processing costs for recurring functions;

•	eliminate duplicate assets and facilities; and

•	eliminate duplicate staff.

Products and Services

Ready-Mixed Concrete. Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in unhardened plastic states for placement and shaping into their designed forms. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by reducing the in-place cost of concrete and the time required for construction.

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

We provide a variety of services in connection with our sale of ready-mixed concrete that can help reduce our customers’ in-place cost of concrete. These services include:

•	production of formulations and alternative product recommendations that reduce labor and materials costs;

•	quality control, through automated production and laboratory testing, that ensures consistent results and minimizes the need to correct completed work; and

•	automated scheduling and tracking systems that ensure timely delivery and reduce the downtime incurred by the customer’s placing and finishing crews.

We produce ready-mixed concrete by combining the desired type of cement, sand, gravel and crushed stone with water and, typically, one or more admixtures. These admixtures, such as chemicals, minerals and fibers, determine the usefulness of the product for particular applications.

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

We also use fibers, such as steel, glass and synthetic and carbon filaments, as additives in various formulations of concrete. Fibers help to control shrinkage cracking, thus reducing permeability and improving abrasion resistance. In many applications, fibers replace welded steel wire and reinforcing bars. Relative to the other components of ready-mixed concrete, these additives generate comparatively high margins.

Precast Concrete. We produce precast concrete products at eight plants in three states, including six in California. Our precast concrete products consist of concrete we produce and then pour into molds at our plant sites. These operations produce a wide variety of specialized finished products, including specialty engineered structures, custom signage, manholes, catch basins, highway barriers and curb inlets. After the concrete sets, we strip the molds from the products and ship the finished product to our customers. Because these products are not perishable, precast concrete plants can serve a much larger market than ready-mixed concrete plants. Our precast operations in Northern California and Delaware are located near our ready-mixed concrete operations.

Building Materials. Our building materials operations supply various resale materials, products and tools contractors use in the concrete construction industry. These materials include rebar, wire mesh, color additives, curing compounds, grouts, wooden forms and numerous other items. Our building materials operations are located near several of our ready-mixed concrete operations in Northern California, Central New Jersey, Michigan and Delaware and near one of our ready-mixed concrete operations in Memphis, Tennessee.

Aggregates. We produce crushed stone aggregates from our granite quarry in Northern New Jersey. We sell these aggregates for use in commercial, residential and public works projects primarily in that area and Orange County, New York. Production during 2004 was approximately 1.1 million tons, and we estimate the quarry has approximately 33 million tons of remaining reserves, assuming a 20% loss factor for unusable material. We believe additional reserves may be obtainable at mining levels below the level used to make our reserve estimate. We acquired the quarry in January 2002 principally to expand our market presence in Northern New Jersey and to provide crushed stone aggregates to third-party customers as well as to our existing ready-mixed concrete operations in that market.

Concrete Masonry. We manufacture various shapes and sizes of concrete masonry, commonly known as concrete block, for use in various applications. We produced approximately 5.3 million units of concrete masonry during 2004 at our three plants in Michigan, Delaware and New Jersey.

Operations

Our ready-mixed concrete plants consist of fixed and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our portable plant operations deploy our seven portable plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck. Several factors govern the choice of plant type, including:

•	capital availability;

•	production consistency requirements;

•	daily production capacity requirements; and

•	job-site location.

A wet batch plant generally has a higher initial cost and daily operating expense, but yields greater consistency with less time required for quality control in the concrete produced and generally has greater daily production capacity than a dry batch plant. We believe that a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million. At March 11, 2005, our fixed batch plants included 21 wet batch plants and 67 dry batch plants. All seven of our portable plants are dry batch plants.

Any future plant decisions we make will be impacted by market factors, including:

•	the expected production demand for the plant;

•	the expected types of projects the plant will service; and

•	the desired location of the plant.

Generally, plants intended primarily to serve high-volume, commercial or public works projects will be wet batch plants, while plants intended primarily to serve low-volume, residential construction projects will be dry batch plants. We use our portable plants to service high-volume projects or projects in remote locations.

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

Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of 10 cubic yards, or approximately 20 tons, and an estimated useful life of 12 years. A new truck of this size currently costs approximately $135,000. Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years. At March 11, 2005, we operated a fleet of approximately 890 mixer trucks, with an average age of approximately 7.5 years.

In our ready-mixed concrete operations, we emphasize quality control, pre-job planning, customer service and coordination of supplies and delivery. We often obtain purchase orders for ready-mixed concrete months in advance of actual delivery. A typical order contains specifications the contractor requires the concrete to meet. After receiving the specifications for a particular job, we use computer modeling, industry information and information from previous similar jobs to formulate a variety of mixtures of cement, aggregates, water and admixtures which meet or exceed the contractor’s specifications. We perform testing to determine which mix design is most appropriate to meet the required specifications. The test results enable us to select the mixture that has the lowest cost and meets or exceeds the job specifications. The testing center creates and maintains a project file that details the mixture we will use when we produce the concrete for the job. For quality control purposes, the testing center also is responsible for maintaining batch samples of concrete we have delivered to a job site.

We use computer modeling to prepare bids for particular jobs based on the size of the job, location, desired margin, cost of raw materials and the design mixture identified in our testing process. If the job is large enough and has a projected duration beyond the supply arrangement in place at that time, we obtain quotes from our suppliers as to the cost of raw materials we use in preparing the bid. Once we obtain a quotation from our suppliers, the price of the raw materials for the specified job is informally established. Several months may elapse from the time a contractor has accepted our bid until actual delivery of the ready-mixed concrete begins. During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job’s specifications in order to coordinate the multi sourced purchases of cement and other materials we will need to fill the job order and meet the contractor’s delivery requirements. We confirm that our customers are ready to take delivery of manufactured product throughout the placement process. On any given day, a particular plant may have production orders for dozens of customers at various locations throughout its area of operation. To fill an order:

•	the customer service office coordinates the timing and delivery of the concrete to the job site;

•	a load operator supervises and coordinates the receipt of the necessary raw materials and operates the hopper that dispenses those materials into the appropriate storage bins;

•	a batch operator, using a computerized batch panel, prepares the specified mixture from the order and oversees the loading of the mixer truck with either dry ingredients and water in a dry batch plant or the premixed concrete in a wet batch plant; and

•	the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.

The central dispatch system tracks the status of each mixer truck as to whether a particular truck is:

•	loading concrete;

•	en route to a particular job site;

•	on the job site;

•	discharging concrete;

•	being washed; or

•	en route to a particular plant.

The system is updated continuously via signals received from the individual truck operators as to their status. In this manner, the dispatcher can determine the optimal routing and timing of subsequent deliveries by each mixer truck and monitor the performance of each driver.

A plant manager oversees the operation of each plant. Our employees also include:

•	maintenance personnel who perform routine maintenance work throughout our plants;

•	mechanics who perform substantially all the maintenance and repair work on our vehicles;

•	testing center staff who prepare mixtures for particular job specifications and maintain quality control;

•	various clerical personnel who perform administrative tasks; and

•	sales personnel who are responsible for identifying potential customers and maintaining existing customer relationships.

We generally operate each of our plants on a single shift, with some overtime operation during the year. On occasion, however, we may have projects that require deliveries around the clock.

Cement and Raw Materials

We obtain most of the materials necessary to manufacture ready-mixed concrete on a daily basis. These materials include cement, which is a manufactured product, stone, gravel and sand. Each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Cement represents the highest cost material used in manufacturing a cubic yard of ready-mixed concrete, while the combined cost of the stone, gravel and sand used is slightly less than the cement cost. In each of our markets, we purchase each of these materials from several suppliers.

Currently, there is an adequate supply of stone, gravel and sand in our markets for ready-mixed concrete. During the last three quarters of 2004, supplies of cement were tight in some of our markets. This shortage was caused by increased demand for cement, lower inventories of cement, downtime of certain cement plants and insufficient availability of imported cement. This shortage has continued to exist in 2005 because of strong domestic consumption and insufficient amounts of imported cement and could in future periods adversely affect our operating results, through both decreased sales and higher cost of raw materials.

Marketing and Sales

General contractors typically select their suppliers of ready-mixed concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly if the concrete has complicated design specifications. In those projects and in government-funded projects generally, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or competitive bidding. We believe the purchasing decision in many cases ultimately is relationship-based. Our marketing efforts target general contractors, developers, design engineers, architects and homebuilders whose focus extends beyond the price of ready-mixed concrete to product quality and consistency and reducing the in-place cost of concrete.

Customers

Of our 2004 sales, we made approximately 38% to commercial and industrial construction contractors, 41% to residential construction contractors, 6% to street and highway construction contractors and 15% to other public works and infrastructure contractors. In 2004, no single customer or project accounted for more than 4% of our total sales.

We rely heavily on repeat customers. Our management and sales personnel are responsible for developing and maintaining successful long-term relationships with key customers.

Competition

The ready-mixed concrete industry is highly competitive. Our competitive position in a market depends largely on the location and operating costs of our ready-mixed concrete plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service as well as price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources also may have competitive advantages over us. See “Risk Factors—We may lose business to competitors who underbid us and we may be otherwise unable to compete favorably in our highly competitive industry.”

Employees

As of March 11, 2005, we had approximately 439 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 1,656 hourly personnel, including delivery personnel. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of March 11, 2005, approximately 813 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2005 and 2009. Under these agreements, we pay specified wages to covered employees and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

Other than a two-day strike at certain operations within our Atlantic Region in 2004, we have not experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are satisfactory.

Training and Safety

Our future success will depend, in part, on the extent to which we can attract, retain and motivate qualified employees. We believe that our ability to do so will depend on the quality of our recruiting, training, compensation and benefits, the opportunities we afford for advancement and our safety record. We support and fund continuing education and training programs for our employees. We intend to continue and expand these programs. We require all field employees to attend periodic safety training meetings and all drivers and other delivery personnel to participate in training seminars. The responsibilities of our national safety director include managing and executing a unified, company-wide safety program.

Governmental Regulation and Environmental Matters

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:

•	land usage;

•	street and highway usage;

•	noise levels; and

•	health, safety and environmental matters.

In many instances, we are required to have various certificates, permits or licenses to conduct our business. Our failure to maintain these required authorizations or to comply with applicable laws or other governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Delays in obtaining approvals for the transfer or grant of authorizations, or failures to obtain new authorizations, could impede acquisition efforts.

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

We have conducted Phase I investigations to assess environmental conditions on substantially all the real properties we own or lease and have engaged independent environmental consulting firms to complete those assessments. We have not identified any environmental concerns we believe are likely to have a material adverse effect on our business, financial position, results of operations or cash flows, but we can provide no assurance material liabilities will not occur. In addition, we can provide no assurance our compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures. OSHA regulations establish requirements our training programs must meet.

We have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2004. We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

Product Warranties

Our operations involve providing ready-mixed and other concrete formulations that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide product meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. In the past, we have had significant claims of this kind asserted against us that we have resolved. There currently are, and we expect that in the future there will be, additional claims of this kind asserted against us. If a significant product–related claim is resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Insurance

Our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer trucks in heavy traffic conditions or delivering concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of properties and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. For additional discussion of our insurance programs, see Note 14 to our Consolidated Financial Statements included in this report.

Risk Factors

Set forth below are various risks and uncertainties that could adversely impact our business, financial condition, results of operations and cash flows.

There are risks related to our operating strategy.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers;

•	differentiate ourselves in a competitive market by emphasizing new product development and value-added sales and marketing;

•	hire and retain employees; and

•	reduce operating and overhead expenses.

One key component of our operating strategy is to operate our businesses on a decentralized basis, with local or regional management retaining responsibility for day-to-day operations, profitability and the internal growth of the individual business. If we do not implement and maintain proper overall business controls, this decentralized operating strategy could result in inconsistent operating and financial practices and our overall profitability could be adversely affected.

Many of the factors affecting our ability to generate internal growth may be beyond our control. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

Our operating results may vary significantly from one reporting period to another and may be adversely affected by the seasonal and cyclical nature of the markets we serve.

The ready-mixed concrete business is subject to seasonal variations. In particular, demand for our products and services during the winter months is typically lower than in other months of the year because of inclement weather. In addition, sustained periods of inclement weather and other weather conditions could postpone or delay projects over geographic regions of the United States and consequently could adversely affect our business, financial condition, results of operations and cash flows. The relative demand for ready-mixed concrete is a function of the highly cyclical construction industry. As a result, our volume of business is affected by the level of activity in the construction industry generally and in our local markets for ready-mixed concrete and other concrete products. Our results also may be materially affected by, among other things:

•	the availability of funds for public or infrastructure construction from local, state and federal sources;

•	unexpected events that delay or adversely affect our ability to deliver concrete according to our customers’ requirements;

•	changes in interest rates;

•	the changes in mix of our customers and business, which result in periodic variations in the margins of jobs performed during any particular quarter;

•	the timing and cost of acquisitions and difficulties or costs encountered when integrating acquisitions;

•	the budgetary spending patterns of customers;

•	increases in construction and design costs;

•	power outages and other unexpected delays;

•	our ability to control costs and maintain quality;

•	employment levels; and

•	regional or general economic conditions.

As a result, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year. Furthermore, negative trends in the ready-mixed concrete industry or in our geographic markets could have material adverse effects on our business, financial condition, results of operations and cash flows.

We may be unsuccessful in continuing to carry out our strategy of growth through acquisitions.

One of our principal growth strategies is to increase our revenues and the markets we serve and to continue entering new geographic markets through the acquisition of additional ready-mixed concrete and related businesses. We may not be able to acquire suitable acquisition candidates at reasonable prices and on other reasonable terms for a number of reasons, including the following:

•	the acquisition candidates we identify may be unwilling to sell;

•	we may not have sufficient capital to pay for acquisitions; and

•	competitors in our industry may outbid us.

We may lose business to competitors who underbid us and we may be otherwise unable to compete favorably in our highly competitive industry.

Our competitive position in a given market depends largely on the location and operating costs of our ready-mixed concrete plants and prevailing prices in that market. Generally, ready-mixed concrete is price-sensitive. Our prices are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control. Because of the fixed-cost nature of our business, our overall profitability is sensitive to minor variations in sales volumes and small shifts in the balance between supply and demand. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service, as well as price, are the principal competitive factors among suppliers for large or complex jobs. Concrete manufacturers like us generally obtain customer contracts through local sales and marketing efforts directed at general contractors, developers and homebuilders. As a result, we depend on local relationships.

Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources than we do also may have competitive advantages over us.

We depend on third parties for concrete equipment and supplies essential to operate our business.

We rely on third parties to lease properties, plant and equipment to us and to provide supplies, including cement and other raw materials, necessary for our operations. We cannot assure that our favorable working relationships with our suppliers will continue in the future. Also, there have historically been periods of supply shortages in the concrete industry, particularly in a strong economy.

If we are unable to lease necessary properties or equipment, our operations could be severely impacted. If we lose our supply contracts and receive insufficient supplies from other third parties to meet our customers’ needs or if our suppliers experience price increases or disruptions to their business, such as labor disputes, supply shortages or distribution problems, our business, financial condition, results of operations and cash flows could be materially adversely affected.

During the last three quarters of 2004, supplies of cement were tight in some of our markets, as a result of increased demand for cement, lower inventories of cement, downtime of certain cement plants and insufficient availability to increase imports of cement. This shortage has continued to exist in 2005 because of strong domestic consumption and insufficient amounts of imported cement and could in future periods aversely affect our operating results, through both decreased sales and higher cost of raw materials.

Governmental regulations, including environmental regulations, may result in increases in our operating costs and capital expenditures and decreases in our earnings.

Governmental requirements that impact our operations include those relating to air quality, solid waste management and water quality. These requirements are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault and expose us to liability for the conduct of or conditions caused by others, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of environmental conditions may require us to make material expenditures we currently do not anticipate. In addition, we may fail to identify or obtain indemnification from all potential environmental liabilities of any acquired business.

The departure of key personnel could disrupt our business, and our business growth will necessitate the successful hiring of new senior managers and executive officers.

We depend on the continued efforts of our executive officers and, in many cases, on senior management of our businesses. Our success will depend on recruiting new senior level managers and officers, and we cannot be certain that we can recruit and retain such additional managers and officers. To the extent we are unable to manage our growth effectively or are unable to attract and retain qualified management personnel, our business, financial condition and results of operations could be materially and adversely affected. We do not carry key-person life insurance on any of our employees.

We may be unable to attract and retain qualified employees.

Our ability to provide high-quality products and services on a timely basis requires that we employ an adequate number of skilled plant managers, technicians and drivers. Accordingly, our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. Like many of our competitors, from time to time, we experience shortages of qualified personnel. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy, and our labor expenses may increase as a result of a shortage in the supply of skilled personnel.

Collective bargaining agreements, work stoppages and other labor relations matters may result in increases in our operating costs, disruptions in our business and decreases in our earnings.

At March 11, 2005, approximately 39% of our employees were covered by collective bargaining agreements, which expire between 2005 and 2009. Our inability to negotiate acceptable new contracts with these unions could cause strikes or other work stoppages by the affected employees, and new contracts could result in increased operating costs attributable to both union and nonunion employees. If any such strikes or other work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs which could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, the coexistence of union and nonunion employees may lead to conflicts between union and nonunion employees or impede our ability to integrate our operations efficiently. Labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

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

Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs.

Operating mixer trucks, particularly when loaded, exposes our drivers and others to traffic hazards. Our drivers are subject to the usual hazards associated with providing services on construction sites, while our plant personnel are subject to the hazards associated with moving and storing large quantities of heavy raw materials. Operating hazards can cause personal injury and loss of life, damage to or destruction of properties, plant and equipment and environmental damage. Although we conduct training programs designed to reduce the risks of these occurrences, we cannot eliminate these risks. We maintain insurance coverage in amounts and against the risks we believe are in accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on us.

The insurance policies we maintain are subject to varying levels of deductibles. Losses up to the deductible amounts are accrued based on our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. If we were to experience insurance claims or costs above our estimates, we could be materially and adversely affected.

We may incur material costs and losses as a result of claims our products do not meet regulatory requirements or contractual specifications.

Our operations involve providing products that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. In the past, we have had significant claims of this kind asserted against us that we have resolved. There currently are, and we expect that in the future there will be, additional claims of this kind asserted against us. If a significant product-related claim or claims are resolved against us in the future, that resolution may have a material adverse effect on our financial condition, results of operations and cash flows.

Our net sales attributable to infrastructure projects could be negatively impacted by a decrease or delay in governmental spending.

Our business depends in part on the level of governmental spending on infrastructure projects in our markets. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations and cash flows.

Some of our plants are susceptible to damage from earthquakes for which we have a limited amount of insurance.

We maintain only a limited amount of earthquake insurance, and, therefore, we are not fully insured against earthquake risk. Any significant earthquake damage to our plants could materially adversely affect our business, financial condition, results of operations and cash flows.

Our results of operations could be adversely affected as a result of goodwill impairments.

Goodwill represents the amount by which the total purchase price we have paid for acquisitions exceeds our estimated fair value of the net assets acquired. We periodically test our recorded goodwill for impairment and charge expense with any impairment we recognize but do not otherwise amortize that goodwill. For 2002, we recorded goodwill impairment charges of $62.2 million.

As of December 31, 2004, goodwill represented approximately 37% of our total assets. We can provide no assurance that future goodwill impairments will not occur. If we determine that any of our remaining balance of goodwill is impaired, we will be required to take an immediate noncash charge to earnings.

As a result of capital constraints and other factors, we may not be able to grow as rapidly as we may desire through acquiring additional businesses.

In addition to our existing working capital and cash from operations, our senior secured credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $105 million. The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At December 31, 2004, no borrowings were outstanding under the revolving credit facility and the amount of that available credit was approximately $75.9 million, net of outstanding letters of credit of approximately $11.6 million. We cannot readily predict the timing, size and success of our acquisition efforts or the capital we will need for those efforts. We intend to continue to use our common stock as a component of the consideration we pay for future acquisitions. Issuances of common stock as acquisition consideration could have a dilutive effect on our then existing stockholders. If our common stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources to pursue our acquisition program. Using cash for acquisition consideration limits our financial flexibility and increases the likelihood that we will need to seek additional capital through future debt or equity financings. If we seek more debt financing, we may have to agree to financial covenants that limit our operational and financial flexibility. Additional equity financing may dilute the ownership interests of our then existing stockholders. There is no assurance that additional debt or equity financing will be available on terms acceptable to us.

Our substantial debt could adversely affect our financial condition.

We currently have a significant amount of debt. As of March 11, 2005, we had approximately $200.0 million of outstanding debt. Our substantial debt and other financial obligations could:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness, thereby reducing funds available for other purposes;

•	increase our vulnerability to a downturn in general economic conditions or the industry in which we compete;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions and general corporate and other purposes;

•	place us at a competitive disadvantage to our competitors; and

•	limit our ability to plan for and react to changes in our business and the ready-mixed concrete industry.

We will require a significant amount of cash to service all our debt.

Our ability to pay or to refinance our indebtedness depends on our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations and future financings may not be available to us in amounts sufficient to enable us to pay our debt or fund other liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we may have to renegotiate the terms of our debt or obtain additional financing, possibly on less favorable terms than our current debt. If we are not able to renegotiate the terms of our debt or obtain additional financing, we could be forced to sell assets under unfavorable circumstances. The terms of our senior secured credit facility and the indenture governing our senior subordinated notes limit our ability to sell assets and generally restrict the use of proceeds from asset sales.

Our existing debt arrangements impose restrictions on us that may adversely affect our ability to operate our business.

The indenture governing our $200.0 million aggregate principal amount of senior subordinated notes and our senior secured credit facility contain covenants that restrict, among other things, our ability to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends;

•	enter into asset sales;

•	make certain investments;

•	enter into transactions with affiliates;

•	incur liens on assets to secure other debt;

•	engage in specified business activities; and

•	engage in certain mergers or consolidations and transfers of assets.

In addition, our indenture and senior secured credit facility contain financial covenants and other limitations with which we must comply. Our ability to comply with these covenants may be affected by many events beyond our control, and our future operating results may not be sufficient to comply with the covenants or, in the event of a default under either our indenture or senior secured credit facility, to remedy such a covenant default.

Our failure to comply with any of our financial or other covenants under our indenture or senior secured credit facility could result in an event of default. On the occurrence of any such event of default, the trustee under the indenture or our lenders could elect to declare all amounts outstanding under the indenture or our senior secured credit facility, as applicable, to be immediately due and payable, and our lenders could terminate all commitments to extend further credit to us and foreclose on any collateral we have granted to secure our obligations under our senior secured credit facility.

Available Information

Our Web site address is www.us-concrete.com. We make available on this Web site under the “Investors” section, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Web site address is www.sec.gov.

Item 2.    Properties

Facilities

The table below lists our concrete plants at March 11, 2005. We believe these plants are sufficient for our current needs. The ready-mixed concrete volumes shown are the volumes each location produced in 2004.

	Ready-Mixed Concrete Plants			Precast Plants	Block Plants	Ready-Mixed Concrete Volume (in thousands of cubic yards)
	Fixed	Portable	Total
Locations:
Northern California	20	2	22	5	—	1,692
Atlantic Region	23	3	26	1	2	1,365
North Texas/Southwest Oklahoma	16	2	18	—	—	757
Michigan	14	—	14	—	1	827
Tennessee/Northern Mississippi	15	—	15	—	—	411
Southern California/ Arizona	—	—	—	2	—	—

	88	7	95	8	3	5,052

The fixed plants listed above are located on approximately 33 sites we own and 51 sites we lease. The lease terms vary from 2005 to 2019. We intend to renew most of the leases expiring in the near term. Of those leases we do not renew, we expect to relocate most of the related plant facilities to future leased or owned sites.

We also produce crushed stone aggregates from our granite quarry in northern New Jersey. Production during 2004 was approximately 1.1 million tons, and we estimate the quarry has approximately 33 million tons of remaining reserves, assuming a 20% loss factor for unusable material. We believe additional reserves may be obtainable at mining levels below the level used to make our reserve estimate.

Equipment

As of March 11, 2005, we operated a fleet of approximately 890 owned and leased mixer trucks and 560 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and adequate for our operations. The average age of our mixer trucks is approximately 7.5 years.

For additional information related to our properties, see Item 1 of this report.

Item 3.    Legal Proceedings

In January 2004, we settled a previously reported lawsuit that Bay-Crete Transportation & Materials, LLC filed in July 2000 in a California state court against us and our subsidiary, Central Concrete Supply Co., Inc., for an alleged breach of a 1983 contract. Under the settlement agreement resolving this dispute, Bay-Crete is entitled to perform certain hauling services for Central at market rates. The former owners of one of Central’s predecessors provided us with indemnification consideration that offset the settlement payment we made to Bay-Crete. As a result, the settlement did not materially impact our earnings.

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, employee grievances, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.

We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries should not have a material adverse effect on our business, financial condition, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we can provide no assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity for the fiscal period in which that resolution occurs. In the future, we and our operating subsidiaries may from time to time be a party to litigation or administrative proceedings that arise in the normal course of our business.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “RMIX”. As of March 11, 2005, shares of our common stock were held by approximately 801 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

The closing price for our common stock on the Nasdaq National Market on March 11, 2005 was $5.79 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2004		2003
	High	Low	High	Low
First Quarter	$7.35	$5.69	$5.78	$4.10
Second Quarter	7.20	5.18	4.55	3.26
Third Quarter	7.20	5.61	5.75	3.75
Fourth Quarter	7.85	6.08	6.50	5.02

We have not paid or declared any dividends since our formation and currently intend to retain earnings to fund our working capital and growth initiatives. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 9 to our Consolidated Financial Statements in this report.

Equity Compensation Plan Information

For information regarding our equity compensation plans, including both stockholder-approved plans and plans not approved by our stockholders, see Item 12 of this report.

Recent Sales of Unregistered Securities

On December 8, 2004, we issued 73,489 shares of common stock as part of the consideration we paid to a former owner of a business we acquired in that period. We issued those shares without registration under the Securities Act in reliance on the exemption Section 4(2) of the Securities Act provides for transactions not involving any public offering.

Issuer Purchases of Equity Securities

In the fourth quarter of 2004, we purchased 16,551 shares of our common stock in private transactions from our chief executive officer and chief operating officer, and 358 shares of restricted stock from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations. The following table provides information regarding those repurchases:

Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
December 2004	16,909	$7.13	None	None

Item 6.    Selected Financial Data

The information below was derived from the audited Consolidated Financial Statements included in this report and in other reports we have previously filed with the SEC, and this information should be read together with those financial statements and the notes to those financial statements. The adoption of new accounting pronouncements, changes in accounting policies and reclassifications impact the comparability of the financial information presented below. These historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31
	2004(1)	2003	2002(2)	2001	2000
	(in thousands, except per share amounts and selling prices)
Statement of Operations Data:
Sales	$500,589	$473,124	$503,314	$493,591	$394,636
Income (loss) before cumulative effect of accounting change	$(10,539)	$10,303	$(4,038)	$9,545	$16,860
Net income (loss)	$(10,539)	$10,303	$(28,366)	$9,545	$16,860
Earnings (Loss) Per Share Data:
Basic and diluted income (loss) per share before cumulative effect of accounting change	$(0.37)	$0.37	$(0.15)	$0.39	$0.78
Basic and diluted income (loss) per share	$(0.37)	$0.37	$(1.06)	$0.39	$0.78
Balance Sheet Data (at end of period):
Total assets	$449,159	$400,974	$382,222	$430,836	$357,490
Total debt (including current maturities)(3)	$200,777	$155,039	$161,808	$163,775	$157,134
Total stockholders’ equity	$168,849	$176,711	$161,845	$188,315	$150,555
Statement of Cash Flow Data:
Net cash provided by operating activities	$34,423	$26,692	$34,933	$44,874	$9,583
Net cash used in investing activities	$(11,597)	$(17,259)	$(36,489)	$(58,387)	$(104,267)
Net cash provided by (used in) financing activities	$9,770	$(7,007)	$(886)	$(19,929)	$94,768
Ready-mixed Concrete Data:
Average selling price per cubic yard	$76.38	$73.34	$73.71	$73.57	$69.73
Sales volume in cubic yards	5,052	5,026	5,215	5,394	4,705

(1)	The 2004 results include a loss on early extinguishment of debt of $28.8 million ($18.0 million, net of tax), which consisted of $25.9 million in premium payments to holders of our prior subordinated notes and a write-off of $2.9 million of debt issuance costs associated with our debt repayments. See Note 9 to our Consolidated Financial Statements in this report.
(2)	The 2002 results include restructuring and impairment charges of $28.4 million ($18.9 million, net of tax). See Note 5 to our Consolidated Financial Statements in this report. Effective the beginning of 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, ceased amortization of goodwill and recorded a transitional goodwill impairment charge of $24.3 million ($0.91 per share), net of tax, presented as a cumulative effect of accounting change. See Note 2 to our Consolidated Financial Statements in this report.
(3)	The carrying amount of the total debt includes a $0.8 million mark-to-market adjustment at December 31, 2004 for the fair value of interest rate swaps.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical facts, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report, “Risk Factors” in Item 1 of this report and “—Risks and Uncertainties” below.

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to facilitate an understanding of our business and results of operations. This MD&A should be read in conjunction with our audited Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report. MD&A includes the following principal sections:

•	Overview: a summary of our business, measurements and outlook.

•	Risks and Uncertainties: a discussion of various risks that could affect our operating results.

•	Critical Accounting Policies and Estimates: a discussion of critical accounting policies that require the exercise of judgments and estimates.

•	Results of Operations: a discussion and analysis of our operating results.

•	Liquidity and Capital Resources: a discussion and analysis of cash flows, sources and uses of cash, contractual obligations and financial position.

Overview

We derive substantially all our revenues from the sale of ready-mixed concrete, other concrete products and related construction materials to the construction industry in the United States. We typically sell ready-mixed concrete under purchase orders that require us to formulate, prepare and deliver the product to our customers’ job sites. We recognize sales from these orders when we deliver the ordered products. The principal states in which we operate are California (42% of 2004 sales and 44% of 2003 sales), New Jersey (18% of 2004 sales and 17% of 2003 sales), Michigan (12% of 2004 sales and 12% of 2003 sales) and Texas (8% of 2004 sales and 9% of 2003 sales). We serve substantially all segments of the construction industry in our markets, and our customers include contractors for commercial and industrial, residential, street and highway and public works construction. The approximate percentages of our concrete product sales by construction type activity were as follows in 2004 and 2003:

	2004	2003
Residential	41%	46%
Commercial and industrial	38%	32%
Street and highway	6%	7%
Other public works	15%	15%

The markets for our products generally are local, and our operating results are subject to swings in the level and product mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins, as ready-mixed concrete sold for commercial and industrial construction is generally more technical and, therefore, more profitable than that sold for residential construction. Commercial and industrial jobs also provide ready-mixed concrete producers more opportunities to sell value-added concrete mix designs for various high performance requirements that often include admixtures, such as chemicals, minerals and fibers, or color conditioning additives.

The ready-mixed concrete business is subject to seasonal variations. In particular, demand for our products and services during the winter months is typically lower than in other months of the year because of inclement weather. In addition, sustained periods of inclement weather and other weather conditions could postpone or delay projects in our markets.

During October, which historically has been one of our most active months, and December 2004, we experienced unusually wet weather conditions, particularly in Northern California, which resulted in lower sales volumes during those two months. During the last three quarters of 2004, supplies of cement were tight in some of our markets, as a result of increased demand for cement, lower inventories of cement, downtime of certain cement plants and insufficient availability to increase imports of cement. This shortage was caused by increased demand for cement, lower inventories of cement, downtime of certain cement plants and insufficient availability to increase imports of cement. During the second half of 2004, the shortage curtailed some sales of our ready-mixed concrete and cement prices increased, which adversely affected our gross margins. This shortage has continued to exist in 2005 because of strong domestic consumption and insufficient amounts of imported cement and could in future periods adversely affect our operating results, through both decreased sales and higher cost of raw materials.

During 2004, the residential construction market remained strong and nonresidential construction improved moderately in most of our markets, reflecting the general state of the overall economy and employment in the United States. Based on current forecasts and indications of construction activity, our management expects these trends to continue during 2005. Based on these forecasts and our current backlog, we expect our ready-mixed concrete volume to increase 2% to 4% in 2005 over 2004, assuming normal weather in our markets during 2005. We expect our ready-mixed concrete pricing to increase 4% to 6% during 2005, based on these forecasts and our expectation of continuing raw material price increases, primarily cement, in 2005. The extent to which we realize benefits from price increases depends on market conditions and whether such increases exceed the increases in raw material and other costs.

Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products. We obtain most of these materials from third parties and generally have only a few days’ supply at each of our plants. These costs vary with our levels of production. Our cost of goods sold also includes labor costs, primarily for delivery personnel, and insurance costs and the operating, maintenance and rental expenses we incur in operating our plants, mixer trucks and other vehicles.

Since our inception in 1999, our growth strategy has contemplated acquisitions. We purchased one business in 2004 and one business in 2003, both of which we have accounted for in accordance with the purchase method of accounting. The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved can affect our operations and results.

Risks and Uncertainties

Numerous factors could affect our future operating results, including the factors discussed under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Item 1 of this report and the following factors.

Internal Computer Network and Applications. We rely on our network infrastructure, enterprise applications and internal technology systems for our operational, support and sales activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions, delays and loss of critical data and could prevent us from fulfilling our customers’ orders. We have developed disaster recovery plans and backup systems to reduce the potentially adverse effects of such events. Any event that causes failures or interruption in our hardware or software systems could result in disruption in our business operations, loss of revenues or damage to our reputation.

Accounting Rules and Regulations. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	accounting for share-based payments,

•	accounting for income taxes; and

•	accounting for business combinations and related goodwill.

In particular, the Financial Accounting Standards Board (“FASB”) recently enacted SFAS No. 123R, which will have a significant impact on our consolidated statements of operations, because it will require us to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on the consolidated net income in the footnotes to our Consolidated Financial Statements.

Tax Liabilities. We are subject to federal, state and local income taxes, applicable to corporations generally, as well as nonincome-based taxes. Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of business, we make calculations in which the ultimate tax determination is uncertain. We are also from time to time under audit by state and local tax authorities. Although we can provide no assurance that the final determination of our tax liabilities will not differ from what our historical income tax provisions and accruals reflect, we believe our tax estimates are reasonable.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our Consolidated Financial Statements included in this report describes the significant accounting policies we use in preparing those statements. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving our management judgments and estimates are described below. Actual results in these areas could differ from our estimates.

Allowance for Doubtful Accounts

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables and provide for estimated losses on accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance, and accounts receivable that we write off our books decrease the allowance. We determine the amount of bad debt expense we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our bad debt exposure. The allowance for doubtful accounts was $2.3 million as of December 31, 2004 and $4.6 million as of December 31, 2003.

Goodwill

We record as goodwill the amount by which the total purchase price we pay for our acquisitions exceeds our estimated fair value of the net assets we acquire. We test our recorded goodwill annually for impairment and charge income with any impairment we recognize, but we do not otherwise amortize that goodwill. The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We use a variety of valuation approaches, primarily the discounted future cash flow approach, to arrive at these estimates. These approaches entail making numerous assumptions respecting future circumstances, such as general or local industry or market conditions, and, therefore, are uncertain. For 2002, we recognized a transitional impairment charge to earnings, net of tax, of $24.3 million and an impairment charge to income from operations of $25.6 million. We did not record a goodwill impairment charge for 2003 or 2004. We can provide no assurance that future goodwill impairments will not occur. Our goodwill balance was $166.6 million as of December 31, 2004 and $165.2 million as of December 31, 2003. See Note 2 to the Consolidated Financial Statements in Item 8 of this report for further discussion.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. Under our current insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Currently, our workers’ compensation per occurrence retention is $1.0 million and our automobile and general liability per occurrence retention is $0.5 million. In connection with these automobile and general liability and workers’ compensation insurance programs, we have entered into standby letter of credit agreements for $11.6 million at December 31, 2004. We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $8.7 million as of December 31, 2004 and $6.6 million as of December 31, 2003, which is currently classified in accrued liabilities.

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

We have significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we determined that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we determined that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Subsequently recognized tax benefits associated with valuation allowances, recorded in connection with a business combination, will be recorded as an adjustment to goodwill. We recorded no valuation allowance at December 31, 2004 and December 31, 2003.

Inventory Obsolescence

We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value using assumptions about future demand for those products and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

Properties, Plant and Equipment, Net

We state our properties, plant and equipment at cost and use the straight-line method to compute depreciation of these assets over their estimated remaining useful lives. Our estimates of those lives may be affected by such factors as changing market conditions, technological advances in our industry or changes in applicable regulations.

We evaluate the recoverability of our properties, plant and equipment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to those assets. If the carrying value exceeds the future undiscounted cash flows, we record an impairment loss equal to the excess of the carrying value over the fair value. Actual useful lives and future cash flows could be different from those we estimate. These differences could have a material effect on our future operating results.

Other

We record accruals for legal, income tax and other contingencies when estimated future expenditures associated with those contingencies become probable and the amounts can be reasonably estimated. However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and, therefore, a decrease or increase in reported net income in the period of such change).

Results of Operations

The following table sets forth selected historical statement of operations information and that information as a percentage of sales for the years indicated.

	Year Ended December 31
	2004		2003		2002
	(amounts in thousands, except selling prices)
Sales	$500,589	100.0%	$473,124	100.0%	$503,314	100.0%
Cost of goods sold before depreciation, depletion and amortization	412,209	82.3	388,717	82.2	404,376	80.3

Gross profit before depreciation, depletion and amortization	88,380	17.7	84,407	17.8	98,938	19.7
Selling, general and administrative expenses	47,988	9.6	42,550	8.9	47,204	9.4
Restructuring and impairments	—	—	—	—	28,440	5.7
Depreciation, depletion and amortization	12,669	2.5	12,441	2.6	10,734	2.1

Income from operations	27,723	5.6	29,416	6.3	12,560	2.5
Interest expense, net	16,523	3.3	16,855	3.6	17,127	3.4
Loss on early extinguishment of debt	28,781	5.8	—	—	—	—
Other income, net	665	0.1	3,016	0.6	1,137	0.2

Income (loss) before income tax provision	(16,916)	(3.4)	15,577	3.3	(3,430)	(0.7)
Income tax provision (benefit)	(6,377)	(1.3)	5,274	1.1	608	0.1

Income (loss) before cumulative effect of accounting change	(10,539)	(2.1)	10,303	2.2	(4,038)	(0.8)
Cumulative effect of accounting change	—	—	—	—	(24,328)	(4.8)

Net income (loss)	$(10,539)	(2.1)%	$10,303	2.2%	$(28,366)	(5.6)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$76.38		$73.34		$73.71
Sales volume in cubic yards	5,052		5,026		5,215

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Sales. Sales increased $27.5 million, or 5.8%, from $473.1 million in 2003 to $500.6 million in 2004. The increase is mostly attributable to a 9.7% increase in the volume of other concrete product sales and a 4.1% increase in average selling price of ready-mixed concrete. The price improvement was primarily due to a stable residential construction market and moderate improvements in nonresidential construction in most of our markets during 2004, reflecting the general state of the overall economy, and employment levels in the United States. Adverse weather conditions in the fourth quarter of 2004, particularly in Northern California, resulted in lower sales volumes.

Gross profit before depreciation, depletion and amortization. Gross profit before depreciation, depletion and amortization increased $4.0 million, or 4.7%, from $84.4 million in 2003 to $88.4 million in 2004. Gross margin decreased from 17.8% in 2003 to 17.7% in 2004. The gross margin in 2003 reflected a $1.1 million correction of an inventory overstatement. The rise in cement, raw material, labor, insurance and diesel fuel costs during the year adversely impacted gross margin and profit in 2004.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.4 million, or 12.8%, from $42.6 million in 2003 to $48.0 million in 2004. This increase was attributable to asset impairments and write-downs related to properties and equipment ($0.7 million), increases in professional fees ($1.5 million), and higher salary and benefit expenses ($2.5 million) in 2004, primarily due to higher stock-based and incentive-based compensation and group health insurance costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.3 million, or 1.8%, from $12.4 million in 2003 to $12.7 million in 2004.

Interest expense, net. Our interest rate swap agreements reduced interest expense by approximately $1.4 million in 2004. Interest expense, net, decreased $0.3 million, or 2.0%, from $16.9 million in 2003 to $16.5 million in 2004, as a result of our 2004 refinancings and interest rate swaps. As of December 31, 2004, we had outstanding borrowings totaling $200.0 million, as compared to $155.0 million as of December 31, 2003. Our weighted average interest rate was 7.5%, after giving effect to our interest rate swaps, as of December 31,2004, as compared to 9.0% as of December 31, 2003.

Loss on early extinguishment of debt. As a result of our refinancings we describe under “—Liquidity and Capital Resources—Senior Subordinated Notes,” we recognized an ordinary loss in 2004 on early extinguishment of debt of $28.8 million, which consisted of $25.9 million in premium payments to redeem our prior senior subordinated notes and a write-off of $2.9 million of debt issuance costs associated with our debt repayments.

Other income, net. Other income, net, decreased $2.3 million, or 78.0%, from $3.0 million in 2003 to $0.7 million in 2004. This decrease was primarily attributable to a $2.0 million settlement we recorded in 2003 in connection with a claim we filed against the former owners of a subsidiary in our Atlantic Region. For additional information, see Note 4 to our Consolidated Financial Statements in this report.

Income tax provision. We recorded a benefit for income taxes of $6.4 million in 2004 compared to a provision for income taxes of $5.3 million in 2003. The 2004 benefit resulted principally from the taxable loss generated from our 2004 debt refinancings. Our effective tax rate was 37.7% for 2004 and 33.9% for 2003. The effective income tax rate for 2004 is greater than the federal statutory rate due primarily to state income tax benefits and non-taxable settlement income increasing the federal tax benefit related to the estimated current year loss.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Sales. Sales decreased $30.2 million, or 6.0%, from $503.3 million in 2002 to $473.1 million in 2003. The decrease is attributable to a 7.2% decrease in sales volume of ready-mixed concrete and a 0.1% decline in our average ready-mixed concrete price and was primarily due to the general decline in nonresidential construction markets reflecting the general state of the overall economy, employment levels in the United States, sustained adverse weather conditions in several of our markets for a portion of the year and the realignment of our businesses in our North Texas operations, partially offset by $11.3 million in additional sales contributed through our acquisition of Builders’ Redi-Mix, Inc. in February 2003.

Gross profit before depreciation, depletion and amortization. Gross profit before depreciation, depletion and amortization decreased $14.5 million, or 14.7%, from $98.9 million in 2002 to $84.4 million in 2003. Gross margins decreased from 19.7% in 2002 to 17.8% in 2003. The decline in gross margin is attributable in part to a $1.1 million correction of an inventory overstatement, a relative decline in productivity due to the adverse weather conditions in some of our markets and a relative shift in our project mix from commercial and industrial construction projects to residential construction projects, which typically require products with lower margins, and higher risk and group health insurance costs. The decline in gross profit was partially offset by $2.1 million in additional gross profit contributed by the business we acquired in 2003.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $4.6 million, or 9.9%, from $47.2 million in 2002 to $42.6 million in 2003. This decrease was attributable to a decline in salary and benefit expenses in 2003 primarily due to lower incentive compensation and a reduced provision for doubtful accounts. This decline in expenses was partially offset by approximately $0.9 million in additional expenses associated with the business we acquired in 2003 and professional fees associated with our investigation of the inventory overstatement.

Restructuring and impairments. In 2002, we recorded an impairment charge of $25.6 million for goodwill impairments related to two reporting units in our North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi markets. We also recorded charges totaling $2.8 million related primarily to the realignment of our business in North Texas. We recorded no restructuring or impairment charges in 2003. For additional information, see Note 5 to our Consolidated Financial Statements in this report.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $1.7 million, or 15.9%, from $10.7 million in 2002 to $12.4 million in 2003. This increase resulted from the additional properties, plant and equipment we placed in service in 2003, including those associated with the business we acquired in February 2003.

Interest expense, net. Interest expense, net, decreased $0.2 million, or 1.6%, from $17.1 million in 2002 to $16.9 million in 2003. This decrease was attributable to a lower average outstanding balance under our revolving credit facility during 2003, partially offset by a write-off of $0.4 million in deferred financing costs.

Other income, net. Other income, net, increased $1.9 million, from $1.1 million in 2002 to $3.0 million in 2003. This increase was attributable to a $2.0 million settlement we recorded in the fourth quarter of 2003 in connection with a claim we filed against the former owners of a subsidiary in our Atlantic Region. For additional information, see Note 4 to our Consolidated Financial Statements in this report.

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

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal working capital requirements, purchasing properties and equipment and paying cash interest expense under our 8 3/8% senior subordinated notes due in April 2014 and cash interest expense, if any, under our senior secured revolving credit facility due in March 2009. In addition to cash and cash equivalents of $39.7 million at December 31, 2004 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $105 million. The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At December 31, 2004, no borrowings were outstanding under the revolving credit facility and the amount of that available credit was approximately $75.9 million, net of outstanding letters of credit of $11.6 million. Our working capital needs typically increase in the second and third quarters to finance the increases in accounts receivable during those periods and the cash interest payment on our 8 3/8% senior subordinated notes due on April 1 of each year. Generally, in the fourth quarter, our working capital borrowings begin to decline and then are paid down to their lowest annual levels in the first quarter of the following year.

The principal factors that could adversely affect the amount of our internally generated funds include:

•	any deterioration of sales because of weakness in markets in which we operate;

•	any decline in gross margins due to shifts in our project mix; and

•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	covenants contained in our credit facility and the indenture governing our 8 3/8% senior subordinated notes;

•	volatility in the markets for corporate debt; and

•	fluctuations in the market price of our common stock or 8 3/8% senior subordinated notes.

The following key financial measurements reflect our financial position and capital resources as of December 31, 2004, 2003 and 2002 (dollars in thousands):

	2004	2003	2002
Cash and cash equivalents	$39,707	$7,111	$4,685
Working capital	$89,647	$37,941	$47,116
Total debt (1)	$200,000	$155,039	$161,808
Available credit (2)	$75,900	$7,000	$15,300
Debt as a percent of capital employed	54.2%	46.7%	50.0%

(1)	The interest rate swap mark-to-market adjustments of $0.8 million in 2004 are not included in the total debt.
(2)	Based on eligible borrowing base in 2004 and maximum leverage ratios in 2003 and 2002.

At December 31, 2003, current maturities of long-term debt reduced our working capital by $13.6 million.

Our cash and cash equivalents consist of highly liquid investments in deposits and money market funds we hold at major banks.

Senior Secured Credit Facility

The borrowings under our credit facility are limited based on a portion of the net amounts of our eligible accounts receivable, inventory and mixer trucks. At our option, these borrowings will bear annual interest at either the Eurodollar-based rate (“LIBOR”) plus 2.25%, or the domestic rate plus 0.75% as of December 31, 2004. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. We pay commitment fees at an annual rate of 0.375% on the unused portion of the facility.

Our subsidiaries have guaranteed the repayment of all amounts owing under our credit facility. In addition, we have collateralized the facility with the capital stock and substantially all the assets of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of our aggregate quarry. The credit agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in our business, changes to charter documents and affiliate transactions. It also limits capital expenditures to 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $15 million. The credit agreement provides that specified change of control events would constitute events of default under the agreement.

At December 31, 2004, no borrowings were outstanding under the revolving credit facility, but we had used $11.6 million for letters of credit. The credit agreement limits our ability to incur additional debt primarily to the greater of (1) the borrowings available under our credit facility, plus $20 million, or (2) additional debt if, after giving effect to its incurrence, our total debt does not exceed three times our earnings before interest, taxes, depreciation, amortization and certain noncash items.

Senior Subordinated Notes

On March 31, 2004, we issued and sold, through a private placement, $200 million of 8 3/8% senior subordinated notes maturing April 1, 2014. Interest on these notes is payable semiannually on April 1 and October 1 of each year. We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay outstanding debt under our senior secured credit facility. We paid $122.5 million to redeem our prior 12% senior subordinated notes, including a prepayment premium of $25.9 million, plus all accrued and unpaid interest through the redemption date of $1.6 million.

Our subsidiaries, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our outstanding senior subordinated notes.

The indenture governing these notes limits our ability and that of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. At any time prior to April 1, 2007, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 108.375% of their principal amount, plus accrued interest, with the net cash proceeds from certain equity offerings. In addition, after March 31, 2009, we may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires us to offer to repurchase (1) an aggregate principal amount of the subordinated notes equal to the proceeds of certain asset sales that are not reinvested in our business or used to pay senior debt and (2) all the notes following the occurrence of a change of control. Our senior secured credit agreement prohibits these repurchases.

On May 13, 2004, we filed a registration statement with the SEC, which became effective on June 22, 2004, pursuant to which we exchanged our outstanding $200 million 8 3/8% senior subordinated notes for notes that are substantially identical, except that the offering of the new notes was registered under the Securities Act of 1933.

As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (i) borrowings available under our senior secured credit facility, plus the greater of $15 million or 7.5% of our tangible assets, or (ii) additional debt if, after giving effect to such incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equals or exceeds two times our total interest expense.

Interest Rate Swap

Effective April 16, 2004, we entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. The swap agreements are marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the notes. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on our results of operations from these adjustments as long as the swap agreements are in effect. During the year ended December 31, 2004, the interest rate swap agreements reduced our interest expense by approximately $1.4 million ($0.9 million, net of tax).

Fair Value of Financial Instruments

The estimated aggregate fair market value of our senior subordinated notes increased from December 31, 2003 by $108 million to $215 million as of December 31, 2004, due primarily to our March 31, 2004 issuance of $200 million principal amount of 8 3/8% senior subordinated notes and subsequent redemption of our prior 12% senior subordinated notes. The fair market values are based on quoted market prices and yields obtained through independent pricing sources for the same or similar types of borrowing arrangements taking into consideration the underlying terms of the debt.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Debt ratings and outlooks as of March 11, 2005 were as follows:

	Rating	Outlook
Moody’s
Senior subordinated notes	B3
Issuer rating	B2	Stable
Senior implied rating	B1
Standard & Poor’s
Senior subordinated notes	B-
Corporate credit	B+	Stable

These debt ratings are not recommendations to buy, sell or hold our securities, and they may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Future Capital Requirements

For 2005, our current capital requirements include approximately $17 million of capital expenditures. In addition, in the normal course of business we lease certain equipment used in our operations under operating leases.

Our management believes, on the basis of current expectations, that our cash on hand, internally generated cash flow and borrowings under our credit facility will be sufficient to provide the liquidity necessary to fund our operations and meet our capital and debt-service requirements for at least the next 12 months.

Cash Flow

Our consolidated cash flows for each of the past three years are presented below (in thousands):

	Year Ended December 31
	2004	2003	2002
Operating activities	$34,423	$26,692	$34,933
Investing activities	(11,597)	(17,259)	(36,489)
Financing activities	9,770	(7,007)	(886)

Net cash provided by (used in) operating, investing and financing activities	$32,596	$2,426	$(2,442)

Our net cash provided by operating activities is generally the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $34.4 million in the year ended December 31, 2004 increased $7.7 million from the net cash provided in the year ended December 31, 2003. This increase reflected the receipt of approximately $5.0 million in cash collateral previously used for our insurance retention programs, lower interest payments in 2004 and the timing of accounts payable payments at December 31, 2004, partially offset by increases in accounts receivable and inventory at December 31, 2004, as compared to the end of the prior year.

Our net cash used for investing activities of $11.6 million in the year ended December 31, 2004 decreased $5.7 million from the net cash used in the year ended December 31, 2003, primarily because of an acquisition we made in 2003. Capital expenditures decreased by $2.8 million during the year ended December 31, 2004, with this decrease offset by asset disposition activities.

Our net cash provided from financing activities of $9.8 million in the year ended December 31, 2004 increased $16.8 million from the net cash used in the year ended December 31, 2003. This increase was primarily attributable to our March 2004 refinancing activities, proceeds from the exercise of stock options and shares sold to employees under our employee stock purchase plan, partially offset by repurchases of shares during the year ended December 31, 2004. As a result of these activities, cash and cash equivalents, which totaled $39.7 million at December 31, 2004, increased $32.6 million from December 31, 2003.

Net cash provided by operating activities of $26.7 million in 2003 decreased $8.2 million, or 24.6%, from 2002. This decrease reflected lower operating profits, partially offset by lower income tax payments.

Our net cash used for investing activities of $17.3 in 2003 decreased $19.2 million, or 52.7%, from the net cash used in 2002, primarily due to decreases in funds used for capital expenditures and acquisitions.

Our net cash used in financing activities of $7.0 million in 2003 increased $6.1 million from the net cash used in 2002. This increase was primarily attributable to an increase in debt repayments and debt issuance costs.

We define free cash flow as net cash provided by operating activities less purchases of properties, plant and equipment (net of disposals). Free cash flow is a performance measure not prepared in accordance with generally accepted accounting principles (“GAAP”). Our management uses free cash flow in managing our business because we consider it to be an important indicator of our ability to service our debt and generate cash for acquisitions and other strategic investments. We believe free cash flow may provide users of our financial information additional meaningful comparisons between current results and results in prior operating periods. As a non-GAAP financial measure, free cash flow should be viewed in addition to, and not as an alternative for, our reported operating results or cash flow from operations or any other measure of performance prepared in accordance with GAAP.

Our historical net cash provided by operating activities and free cash flow is as follows (in thousands):

	Year Ended December 31
	2004	2003	2002
Net cash provided by operating activities	$34,423	$26,692	$34,933
Less: Purchases of properties and equipment, net of disposals of $608, $2,587 and $1,068	(9,839)	(10,700)	(16,977)

Free cash flow	$24,584	$15,992	$17,956

Acquisitions

In February 2003, we acquired Builders Redi-Mix, Inc., which produces and distributes ready-mixed concrete in the greater Lansing, Michigan market. The purchase price was approximately $10.3 million, comprised of $5.8 million in cash, net of cash acquired, transaction costs of $0.2 million and 920,726 shares of our common stock (valued at $4.3 million).

In December 2004, we acquired Riefkohl Contracting LLC, which provides precast concrete installation services in the greater Phoenix, Arizona market. The purchase price was approximately $2.2 million, comprised of $1.6 million in cash, transaction costs of $0.1 million and 73,489 shares of our common stock (valued at $0.5 million).

Since our inception, cash has been the primary component in the consideration we have paid to acquire businesses. We expect that cash will be a significant, if not the principal, element in acquisitions we might make in the foreseeable future.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time we may enter into non-cancelable operating leases that would not be reflected on our balance sheet. For additional discussion on our operating leases, see Note 14 to our Consolidated Financial Statements in this report.

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2004 (in millions).

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Principal on debt	$200.0	$—	$—	$—	$200.0
Interest on debt (1)	159.1	16.7	33.5	33.5	75.4
Operating leases	36.1	8.7	13.5	7.0	6.9

Total	$395.2	$25.5	$47.0	$40.5	$282.2

(1)	Interest payments due under our 8 3/8% senior subordinated notes. The interest rate swap mark-to-market adjustments are not included in the contractual commitments.

The following are our commercial commitment expirations as of December 31, 2004 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$11.6	$11.6	$—	$—	$—
Purchase obligations	5.4	5.4	—	—	—
Performance bonds	16.7	16.7	—	—	—

Total	$33.7	$33.7	$—	$—	$—

Other

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, in the past we have sought, and in the future we may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of our common stock; modify our dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage our liquidity and capital resources. In the normal course of our business, we may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the ready-mix concrete or related businesses. In the event of any acquisition or joint venture transaction, we may consider using available cash, issuing equity securities or increasing our indebtedness to the extent permitted by the agreements governing our existing debt. See Note 8 to the Consolidated Financial Statements in Item 8 of this report.

Inflation

As a result of the relatively low levels of inflation during the past three years, inflation did not significantly affect our results of operations in any of those years.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is effective for public companies for interim or annual periods beginning after June 15, 2005 and is required to be adopted by us in the third quarter of fiscal 2005, beginning on July 1, 2005. This statement will have a significant impact on our consolidated statements of operations, as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the pro forma impact on our consolidated net income within the footnotes as is our current practice. We intend to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from the pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated financial position, results of operations and cash flows but do not expect SFAS No. 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 153 will have on our consolidated financial position, results of operations and cash flows but do not expect it to have a material impact.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we utilize them to manage our fixed to variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values.

The issuance of our 8 3/8% senior subordinated notes increased the amount of our fixed-rate debt outstanding from $95 million to $200 million. The fair value of that debt will vary as interest rates change.

Effective April 16, 2004, we entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these senior subordinated notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on our results of operations from the mark-to-market adjustment as long as the swap agreements are in effect. The swap agreements are marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. At December 31, 2004, the fair value of the interest rate swap was $0.8 million and included in other assets. During the year ended December 31, 2004, the interest rate swap agreements reduced our interest expense by approximately $1.4 million ($0.9 million, net of tax).

As of March 11, 2005, based on the amount of our variable rate debt outstanding, after giving effect to our interest rate swap agreements, our annual earnings would decrease by approximately $0.4 million, net of tax, for each one percentage point increase in the interest rates applicable to our variable rate debt.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

We have completed an integrated audit of U.S. Concrete, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A of Part II of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Houston, Texas

March 16, 2005

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$39,707	$7,111
Trade accounts receivable, net	68,131	64,086
Inventories	20,085	18,104
Deferred income taxes	10,293	2,061
Prepaid expenses	2,140	2,566
Income tax receivables	4,406	2,340
Other current assets	7,381	13,203

Total current assets	152,143	109,471

Properties, plant and equipment, net	118,748	121,022
Goodwill	166,644	165,226
Other assets	11,624	5,255

Total assets	$449,159	$400,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$13,610
Accounts payable	36,506	35,723
Accrued liabilities	25,990	22,197

Total current liabilities	62,496	71,530

Long-term debt, net of current maturities	200,777	141,429
Other long-term obligations	4,137	3,980
Deferred income taxes	12,900	7,324

Total liabilities	280,310	224,263

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (60,000 shares authorized; 29,344 shares in 2004 and 28,806 shares in 2003 issued and outstanding) shares issued)	29	29
Additional paid-in capital	168,850	164,123
Deferred compensation	(3,936)	(2,286)
Retained earnings	4,306	14,845
Cost of treasury stock, 59 common shares in 2004	(400)	—

Total stockholders’ equity	168,849	176,711

Total liabilities and stockholders’ equity	$449,159	$400,974

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31
	2004	2003	2002
Sales	$500,589	$473,124	$503,314
Cost of goods sold before depreciation, depletion and amortization	412,209	388,717	404,376

Gross profit before depreciation, depletion and amortization	88,380	84,407	98,938
Selling, general and administrative expenses	47,988	42,550	47,204
Restructuring charges and impairments	—	—	28,440
Depreciation, depletion and amortization	12,669	12,441	10,734

Income from operations	27,723	29,416	12,560
Interest expense, net	16,523	16,855	17,127
Loss on early extinguishment of debt	28,781	—	—
Other income, net	665	3,016	1,137

Income (loss) before income tax provision (benefit)	(16,916)	15,577	(3,430)
Income tax provision (benefit)	(6,377)	5,274	608

Income (loss) before cumulative effect of accounting change	(10,539)	10,303	(4,038)
Cumulative effect of accounting change	—	—	(24,328)

Net income (loss)	$(10,539)	$10,303	$(28,366)

Earnings (loss) per share:
Basic and diluted income (loss) per share before cumulative effect of accounting change	$(0.37)	$0.37	$(0.15)
Cumulative effect of accounting change, net of tax	—	—	(0.91)

Basic and diluted income (loss) per share	$(0.37)	$0.37	$(1.06)

Number of shares used in calculating earnings (loss) per share:
Basic	28,247	28,003	26,825
Diluted	28,247	28,105	26,825

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Par Value
BALANCE, December 31, 2001	26,711	$27	$155,380	$—	$32,908	$—	$188,315
Issuance of shares for acquisitions	18	—	349	—	—	—	349
Employee purchase of ESPP shares	247	—	1,247	—	—	—	1,247
Stock issued in connection with compensation plan	48	—	300	—	—	—	300
Net loss	—	—	—	—	(28,366)	—	(28,366)

BALANCE, December 31, 2002	27,024	27	157,276	—	4,542	—	161,845
Issuance of shares for acquisitions and contingent consideration	1,009	1	4,479	—	—	—	4,480
Exchange of stock options for restricted common stock	286	—	1,374	(1,374)	—	—	—
Employee purchase of ESPP shares	265	1	866	—	—	—	867
Restricted common stock issued in connection with compensation plan	222	—	1,128	(1,128)	—	—	—
Amortization of deferred compensation	—	—	—	216	—	—	216
Receivable of common stock to be canceled	—	—	(1,000)	—	—	—	(1,000)
Net income	—	—	—	—	10,303	—	10,303

BALANCE, December 31, 2003	28,806	29	164,123	(2,286)	14,845	—	176,711
Issuance of shares for acquisitions	73	—	538	—	—	—	538
Employee purchase of ESPP shares	149	—	849	—	—	—	849
Stock options exercised	78	—	524	—	—	—	524
Restricted common stock issued in connection with compensation plan	467	—	2,816	(2,816)	—	—	—
Amortization of deferred compensation	—	—	—	1,166	—	—	1,166
Cancellation of shares		(170)	—	—	—	—	—
Purchase of treasury shares	(59)	—	—	—	—	(400)	(400)
Net loss	—	—	—	—	(10,539)	—	(10,539)

BALANCE, December 31, 2004	29,344	$29	$168,850	$(3,936)	$4,306	$(400)	$168,849

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,539)	$10,303	$(28,366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	24,328
Restructuring and impairments	—	—	28,115
Loss on early extinguishment of debt	28,781	—	—
Depreciation, depletion and amortization	12,669	12,441	10,734
Debt issuance cost amortization	1,355	1,930	1,361
Net (gain) loss on sale of assets	25	(60)	(485)
Deferred income taxes	(2,656)	8,445	(4,232)
Provision for doubtful accounts	1,040	931	2,126
Provision to write down inventories	—	1,137	—
Stock based compensation	1,166	216	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(4,345)	(4,242)	10,976
Inventories	(1,981)	1,086	(2,420)
Prepaid expenses and other current assets	4,182	(565)	(1,111)
Other assets and liabilities, net	1,393	(2,358)	(414)
Accounts payable and accrued liabilities	3,333	(2,572)	(5,679)

Net cash provided by operating activities	34,423	26,692	34,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties, plant and equipment	(10,447)	(13,287)	(18,045)
Payments for acquisitions, net of cash received of $0, $1,081 and $0	(1,592)	(5,814)	(17,064)
Payment of direct costs in connection with acquisitions	(162)	(164)	(242)
Proceeds from disposals of properties, plant and equipment	608	2,587	1,068
Other investing activities	(4)	(581)	(2,206)

Net cash used in investing activities	(11,597)	(17,259)	(36,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	264,000	—	—
Repayments of borrowings	(219,039)	(6,769)	(1,967)
Proceeds from issuances of common stock	1,373	867	1,247
Common stock issuance costs	—	(36)	—
Purchase of treasury shares	(400)	—	—
Debt retirement costs	(25,851)	—	—
Debt issuance costs	(10,313)	(1,069)	(166)

Net cash provided by (used in) financing activities	9,770	(7,007)	(886)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,596	2,426	(2,442)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,111	4,685	7,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,707	$7,111	$4,685

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$14,428	$15,374	$15,306
Cash paid for income taxes	$279	$303	$6,445
Supplemental Disclosure of Noncash Investing and Financing Activities:
Additions to properties, plant and equipment from exchanges	$788	$—	$88
Receivable from sale of assets	$—	$—	$450
Common stock and stock options issued in connection with acquisitions and contingent consideration	$538	$4,480	$349
Common stock received in settlement	$1,000	$—	$—
Exchange of stock options for restricted stock	$—	$1,374	$—

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

U.S. Concrete commenced operations in May 1999, when it acquired six operating businesses in three major markets in the United States. Since then, and through December 31, 2004, U.S. Concrete has acquired an additional 24 operating businesses in these and seven additional markets in the United States.

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

Cash and Cash Equivalents

U.S. Concrete records as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase. Cash held as collateral or escrowed for contingent liabilities is included in other current and noncurrent assets based on the expected release date of the underlying obligation.

Inventories

Inventories consist primarily of cement and other raw materials, precast products, building materials and repair parts that U.S. Concrete holds for use or sale in the ordinary course of business. It uses the first-in, first-out method to value inventories at the lower of cost or market.

Prepaid Expenses

Prepaid expenses primarily include amounts U.S. Concrete has paid for insurance, licenses, taxes, rent and maintenance contracts. It expenses or amortizes all prepaid amounts as used or over the period of benefit, as applicable.

Properties, Plant and Equipment, Net

U.S. Concrete states properties, plant and equipment at cost and uses the straight-line method to compute depreciation of these assets other than mineral deposits over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from six to 12 years; and other, from three to 10 years. It capitalizes leasehold improvements on properties held under operating leases and amortizes them over the lesser of their estimated useful lives or the applicable lease term.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Concrete expenses maintenance and repair costs when incurred and capitalizes and depreciates expenditures for major renewals and betterments that extend the useful lives of its existing assets. When U.S. Concrete retires or disposes of properties, plant or equipment, it removes the related cost and accumulated depreciation from its accounts and reflects any resulting gain or loss in its statements of operations.

Depletion of the related mineral deposits is computed on the basis of the estimated quantity of recoverable raw materials. The Securities and Exchange Commission (the “SEC”) has questioned public companies in the oil, gas and mining industries as to the proper accounting for, and reporting of, acquired contractual mineral interests under Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.” These accounting standards became effective for U.S. Concrete on July 1, 2001, and January 1, 2002, respectively. At issue, is whether the acquired contractual mineral interest costs should be classified on the balance sheet as part of “properties, plant and equipment” or as “intangible assets.” U.S. Concrete intends to continue classifying these costs as “properties, plant and equipment” until authoritative guidance is provided.

U.S. Concrete evaluates the recoverability of its properties, plant and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” U.S. Concrete compares the carrying value of long-lived assets to its projection of future undiscounted cash flows attributable to those assets, and if the carrying value exceeds the future undiscounted cash flows, U.S. Concrete records an impairment charge against income equal to the excess of the carrying value over the asset’s fair value. In restructuring charges and impairments, U.S. Concrete recorded asset impairment charges for certain equipment totaling $2.5 million in 2003 (see Note 5 for further discussion).

Goodwill

Goodwill represents the amount by which the total purchase price U.S. Concrete has paid to acquire businesses accounted for as purchases exceeds the estimated fair value of the net assets acquired. As a result of adopting SFAS No. 142, U.S. Concrete’s goodwill is no longer amortized. Under SFAS No. 142, U.S. Concrete’s goodwill is periodically tested for impairment. SFAS No. 142 provided a six-month transitional period to complete the initial impairment review. U.S. Concrete completed its initial impairment review during the quarter ended June 30, 2002. That review indicated impairments attributable to two reporting units. As a result, U.S. Concrete recorded a transitional goodwill impairment charge of $24.3 million, net of tax, which it presented as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 2002 (see Note 2 for further discussion). In the fourth quarter of 2002, U.S. Concrete recorded a goodwill impairment charge of $25.6 million, representing the remaining goodwill associated with those two reporting units (see Notes 2 and 5 for further discussion).

Debt Issue Costs

U.S. Concrete amortizes debt issue costs related to its prior revolving credit facility and prior senior subordinated notes at December 31, 2003, and its current senior secured credit facility and current senior subordinated notes at December 31, 2004, as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $8.7 million as of December 31, 2004 and $2.5 million as of December 31, 2003. U.S. Concrete includes those unamortized costs in other assets.

Allowance for Doubtful Accounts

U.S. Concrete provides an allowance for accounts receivable it believes it may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable are written off when U.S. Concrete feels the receivable will not be collected. Accounts

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivable that U.S. Concrete writes off its books decrease the allowance. U.S. Concrete determines the amount of bad debt expense it records each period and the resulting adequacy of the allowance at the end of each period by using a combination of its historical loss experience, a customer-by-customer analysis of its accounts receivable balances each period and subjective assessments of its bad debt exposure. The allowance for doubtful accounts balance was $2.3 million as of December 31, 2004 and $4.6 million as of December 31, 2003.

Sales and Expenses

U.S. Concrete derives substantially all its sales from the production and delivery of ready-mixed concrete, other onsite products and related building materials. It recognizes sales when products are delivered. Amounts billed to customers for delivery costs are classified as a component of total revenues and the related delivery costs (excluding depreciation) are classified as a component of total cost of goods sold. Cost of goods sold consists primarily of product costs and operating expenses (excluding depreciation, depletion and amortization). Operating expenses consist primarily of wages, benefits, insurance and other expenses attributable to plant operations, repairs and maintenance and delivery costs. Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses, provision for doubtful accounts and professional fees.

Insurance Programs

U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under its insurance programs in effect since July 2001, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete’s deductible retentions per occurrence for auto and general liability insurance programs were $0.5 million in 2002, 2003 and 2004, and for its worker’s compensation insurance program was $0.5 million in 2002 and $1.0 million in 2003 and 2004. In connection with these automobile and general liability and workers’ compensation insurance programs, U.S. Concrete has entered into standby letter of credit agreements of $11.6 million at December 31, 2004. U.S. Concrete funds those deductibles and records an expense for losses it expects under the programs. U.S. Concrete determines expected losses using a combination of its historical loss experience and subjective assessments of its future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions. Although U.S. Concrete believes that the estimated losses are reasonable, significant differences related to the items noted above could materially affect U.S. Concrete’s insurance obligations and future expense. The amounts accrued for self-insurance claims were $8.7 million as of December 31, 2004 and $6.6 million as of December 31, 2003. U.S. Concrete includes those accruals in accrued liabilities.

Reclamation

If a legal obligation exists for the retirement of an asset, U.S. Concrete records a fair estimate of the liability and adds a corresponding amount to the carrying value. U.S. Concrete records depreciation of the additional carrying value over the life of the asset. If U.S. Concrete accrues the obligation for other than the carrying amount of the liability, it recognizes a gain or loss on settlement. U.S. Concrete settles expenditures to reclaim land to the reserves as it incurs them.

Income Taxes

U.S. Concrete uses the liability method of accounting for income taxes. Under this method, it records deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities and uses enacted tax rates and laws that U.S. Concrete expects will be in effect when it recovers those assets or settles those liabilities, as the case may be, to measure those taxes. U.S. Concrete records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2004 and December 31, 2003, no valuation allowances were recorded.

Derivative Instruments

U.S. Concrete recognizes derivatives as either assets or liabilities in its consolidated balance sheets and measures those instruments at fair value. U.S. Concrete’s derivatives are interest rate swaps, which represent fair value hedges. U.S. Concrete’s objective for holding these derivatives is to balance its exposure to the fixed and variable interest rate markets. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these hedges are considered perfectly effective, and no net gain or loss is recorded for changes in fair value of the interest rate swaps or the related debt. See Note 9 for a description of U.S. Concrete’s derivative financial instruments and related accounting policies.

Fair Value of Financial Instruments

The financial instruments of U.S. Concrete consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. U.S. Concrete’s management considers the carrying values of cash and cash equivalents, trade receivables, trade payables and the revolving credit facility to be representative of their respective fair values because of their short-term maturities or expected settlement dates. The fair market value of U.S. Concrete’s long-term debt borrowings at year end was estimated at $215 million in 2004 and $107 million in 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions that U.S. Concrete considers significant in the preparation of its financial statements include those related to its allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes, reserves for inventory obsolescence and the valuation and useful lives of properties, plant and equipment.

Earnings (Loss) Per Share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year, but also include the dilutive effect of stock-based incentives and option plans (including stock options and awards of restricted stock).

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the numerator and denominator of the basic and diluted earnings per share during the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts).

	2004	2003	2002
Numerator:
Net income (loss)	$(10,539)	$10,303	$(28,366)
Denominator:
Weighted average common shares outstanding—basic	28,247	28,003	26,825
Effect of dilutive stock options and restricted stock	—	102	—

Weighted average common shares outstanding—diluted	28,247	28,105	26,825

Earnings (loss) per share:
Basic	$(0.37)	$0.37	$(1.06)
Diluted	$(0.37)	$0.37	$(1.06)

For the years ended December 31, stock options and awards covering 3.7 million shares in 2004, 3.1 million shares in 2003 and 4.1 million shares in 2002 were excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2004, no differences existed between the historical consolidated net income and consolidated comprehensive income of U.S. Concrete.

Segment Information

U.S. Concrete has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for the manner by which public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. All segments that meet a threshold of 10% of revenues, reported profit or loss or combined assets are defined as significant segments. U.S. Concrete currently aggregates its ready-mixed concrete and concrete related products as one reportable segment. All its operations, sales and long-lived assets are in the United States.

Stock-based Compensation

Under the requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” U.S. Concrete accounts for stock option awards in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price is greater than or equal to the market price of the underlying common stock on the date of grant. The exercise price per share of each stock option U.S. Concrete awarded during 2004, 2003 and 2002 was greater than or equal to the fair market value of a share of U.S. Concrete’s common stock on the date of grant. See Note 10 for a description of U.S. Concrete’s stock-based compensation plans.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects pro forma net income (loss) and earnings (loss) per share implications if the fair value method of SFAS No. 123 had been applied to all awards that vested during the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share amounts):

	2004	2003	2002
Net income (loss)	$(10,539)	$10,303	$(28,366)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	726	130	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards vested during the year, net of any tax effects	(1,775)	(1,918)	(1,713)

Pro forma net income (loss)	$(11,588)	$8,515	$(30,079)

Earnings (loss) per share:
Reported basic and diluted	$(0.37)	$0.37	$(1.06)
Pro forma basic and diluted	$(0.41)	$0.30	$(1.12)

The weighted average fair values of stock options at their grant date for 2004, 2003 and 2002, where the exercise price equaled the market price on the grant date, was $1.95, $1.43, and $2.01, respectively. The estimated fair values for options granted in 2004, 2003 and 2002 were calculated using a Black-Scholes option pricing model, with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rate of 2.87%, 3.25%, and 2.78%; no dividend yield; volatility factor of 0.307, 0.314, and 0.313; and an expected option life of five years.

The weighted average fair values of restricted stock awards at their grant date for 2004 and 2003 was $6.44 and $5.36, respectively.

For additional discussion related to stock options, see Note 10.

Recent Accounting Requirements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is effective for public companies for interim or annual periods beginning after June 15, 2005 and is required to be adopted by U.S. Concrete in its third quarter of fiscal 2005, beginning on July 1, 2005. This statement will have a significant impact on U.S. Concrete’s consolidated statements of operations, as it will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the pro forma impact on the consolidated net income within the footnotes as is its current practice. U.S. Concrete intends to comply with the standard upon its effectiveness; however, it does not believe that the impact would be materially different from the above pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005 and

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is required to be adopted by U.S. Concrete in its first quarter of fiscal 2006, beginning on January 1, 2006. U.S. Concrete is currently evaluating the effect that the adoption of SFAS No. 151 will have on its consolidated financial position, results of operations or cash flows but does not expect SFAS No. 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS No. 153”). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by U.S. Concrete in its first quarter of fiscal 2006, beginning on January 1, 2006. U.S. Concrete is currently evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated financial position, results of operations or cash flows but does not expect it to have a material impact.

2.    GOODWILL

U.S. Concrete adopted SFAS No. 142 effective January 1, 2002. Under SFAS No. 142, substantially all of U.S. Concrete’s intangible assets are no longer amortized and U.S. Concrete performs an annual impairment test for goodwill and other intangible assets. U.S. Concrete allocates these assets to various reporting units, consisting of eight operating divisions. SFAS No. 142 requires U.S. Concrete to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, U.S. Concrete would record an impairment loss to the extent of that difference. The impairment test for indefinite-lived intangible assets consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, U.S. Concrete would recognize an impairment. U.S. Concrete bases the fair values of its reporting units on a combination of valuation approaches, including discounted cash flows, multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization and comparisons of recent transactions. Under SFAS No. 142, U.S. Concrete recorded a transitional goodwill impairment charge of $36.6 million ($24.3 million, net of tax), which it presented as a cumulative effect of accounting change in the first quarter of 2002. This impairment charge was attributable to two reporting units, its divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi. Local market and economic conditions affected the value of acquisitions made in North Texas (in 2000 and 2001) and Memphis, Tennessee/Northern Mississippi (in 1999).

Subsequently, in the fourth quarter of 2002, U.S. Concrete conducted its annual valuation test and determined that two reporting units, its divisions in North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi, had experienced a further decline in value and determined that the fair value of goodwill in those reporting units was less than its carrying amount. U.S. Concrete recorded a goodwill impairment charge of $25.6 million, representing the remaining goodwill associated with those reporting units. This charge was included as a component of restructuring and impairment charges in the consolidated statement of operations in 2002 (see Note 5 for further discussion). In the fourth quarter of each of 2003 and 2004, U.S. Concrete conducted its annual valuation test and determined it was not required to recognize any goodwill impairment. There can be no assurance that goodwill impairments will not occur in the future.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for 2004 and 2003 were as follows (in thousands):

Balance at January 1, 2003	$157,364
Acquisition	6,269
Adjustments	1,593

Balance at December 31, 2003	165,226
Acquisition	1,418

Balance at December 31, 2004	$166,644

During the third quarter of 2003, U.S. Concrete increased goodwill by $0.8 million to correct an inventory overstatement as of the acquisition date of one of its subsidiaries in its Atlantic Region (see Note 6 for discussion). The $0.8 million increase in goodwill represents a correction of a $1.4 million overstatement of inventories in the opening balance sheet of that subsidiary and a $0.6 million increase of deferred tax assets established in the opening balance sheet related to the change in inventories. The other goodwill adjustments in 2003 primarily represent post-acquisition adjustments to reflect the contingent consideration payment related to that 2001 business acquisition and the adjustment of certain pre-acquisition tax contingencies related to the acquisition of a business in 2000.

3.    BUSINESS COMBINATIONS

In February 2003, U.S. Concrete completed the acquisition of Builders’ Redi-Mix, Inc., which produces and distributes ready-mixed concrete in the greater Lansing, Michigan market. The purchase price was approximately $10.3 million, comprised of $5.8 million in cash, net of cash acquired, transaction costs of $0.2 million and 920,726 shares of U.S. Concrete common stock (valued at $4.3 million). The purchase price has been allocated to the fair value of properties, plant and equipment of $4.4 million, goodwill of $6.3 million and net assumed liabilities of $0.4 million (net of other current assets of $2.3 million) in the accompanying consolidated balance sheets. U.S. Concrete has accounted for this transaction under the purchase method of accounting, and the excess of the purchase price compared to the fair market value of assets acquired has been allocated to goodwill.

In December 2004, U.S. Concrete completed the acquisition of Riefkohl Contracting LLC, which provides precast concrete installation services in the greater Phoenix, Arizona market. The purchase price was approximately $2.2 million, comprised of $1.6 million in cash, transaction costs of $0.1 million and 73,489 shares of U.S. Concrete common stock (valued at $0.5 million). The purchase price has been allocated to the fair value of properties and equipment of $0.2 million, identifiable intangibles of $0.6 million, net current assets of $0.1 million (net of other current liabilities of $0.6 million) and goodwill of $1.4 million in the accompanying consolidated balance sheet as of December 31, 2004.

4.    SETTLEMENTS

In 2003, U.S. Concrete asserted a legal claim against two former owners of a U.S. Concrete subsidiary in the Atlantic Region for indemnification under an acquisition agreement for breach of representations made by the former owners in the acquisition agreement. Those prior owners provided U.S. Concrete with indemnification consideration of $2.0 million to settle the claim, consisting of cash, the return of U.S. Concrete common stock and other assets. U.S. Concrete recorded the receipt of that consideration as other income in the fourth quarter of 2003. Receivables of $0.8 million in cash and $0.2 million in other assets were included in other current receivables and other assets as of December 31, 2003. A receivable of $1.0 million in U.S. Concrete common stock was reflected as a reduction in stockholders’ equity as of December 31, 2003. In 2004, U.S. Concrete received and cancelled approximately 144,000 shares of its common stock related to this settlement.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2004, U.S. Concrete settled a previously reported lawsuit that Bay-Crete Transportation & Materials, LLC filed in July 2000 in a California state court against U.S. Concrete and one of its subsidiaries, Central Concrete Supply Co., Inc., for an alleged breach of a 1983 contract. Under the settlement agreement resolving this dispute, Bay-Crete is entitled to perform certain hauling services for Central at market rates. The former owners of one of Central’s predecessors provided U.S. Concrete with indemnification consideration that offset the settlement payment it made to Bay-Crete. As a result, the settlement did not have a material impact on U.S. Concrete’s earnings.

5.    RESTRUCTURING AND IMPAIRMENT CHARGES

In the fourth quarter of 2002, U.S. Concrete implemented operational initiatives focusing on the realignment of the businesses in its North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi markets. In connection with those initiatives, U.S. Concrete completed a restructuring plan that included severance for one employee, lease terminations, the disposal of assets, the write-down of certain equipment and other actions. U.S. Concrete recorded restructuring and impairment charges totaling $28.4 million ($18.9 million, net of tax) for the year ended December 31, 2002. The restructuring and impairment charges were composed of goodwill impairments of $25.6 million related to two reporting units in U.S. Concrete’s North Texas/Southwest Oklahoma and Memphis, Tennessee/Northern Mississippi markets (see Note 2 for discussion), assets impairment charges of $2.5 million primarily related to rolling stock, severance costs of $0.1 million and lease termination and other exit costs of $0.2 million. The impaired assets sold, totaling approximately $0.9 million as of December 31, 2002, were included in prepaid and other current assets in the consolidated balance sheet. U.S. Concrete sold substantially all of those assets in the first quarter of 2003 for $1.3 million. The restructuring liability as of December 31, 2004 and 2003 was immaterial.

6.    INVENTORIES

Inventory consists of the following (in thousands):

	December 31
	2004	2003
Raw materials	$8,114	$8,218
Precast products	6,003	4,410
Building materials for resale	3,934	3,605
Repair parts	2,034	1,871

	$20,085	$18,104

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    PROPERTIES, PLANT AND EQUIPMENT

A summary of properties, plant and equipment is as follows (in thousands):

	December 31
	2004	2003
Land and mineral deposits	$34,760	$33,461
Buildings and improvements	10,194	10,094
Machinery and equipment	61,269	56,808
Mixers, trucks and other vehicles	61,125	62,934
Other, including construction in progress	5,213	2,346

	172,561	165,643
Less: accumulated depreciation and depletion	(53,813)	(44,621)

	$118,748	$121,022

As of December 31, the carrying amounts of mineral deposits were $10.4 million in 2004 and $10.7 million in 2003.

8.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in U.S. Concrete’s allowance for doubtful accounts receivable consists of the following (in thousands):

	December 31
	2004	2003	2002
Balance, beginning of period	$4,639	$4,497	$3,667
Additions from acquisitions	—	83	—
Provision for doubtful accounts	1,040	931	2,126
Uncollectible receivables written off, net of recoveries	(3,387)	(872)	(1,296)

Balance, end of period	$2,292	$4,639	$4,497

Other current assets consist of the following (in thousands):

	December 31
	2004	2003
Interest receivables	$440	$—
Receivables from suppliers	4,350	2,214
Other current receivables	1,306	3,399
Restricted cash equivalents	—	6,352
Other current assets	1,285	1,238

	$7,381	$13,203

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued liabilities consist of the following (in thousands):

	December 31
	2004	2003
Accrued compensation and benefits	$3,451	$2,918
Accrued interest	4,281	2,009
Accrued income taxes	234	775
Accrued insurance	8,658	6,589
Other	9,366	9,906

	$25,990	$22,197

9.    DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

A summary of debt is as follows (in thousands):

	December 31
	2004	2003
Senior secured credit facility due 2009	$—	$—
8 3/8% senior subordinated notes due 2014 (1)	200,777	—
Refinanced debt	—	155,000
Other	—	39

	200,777	155,039
Less: current maturities	—	(13,610)

	$200,777	$141,429

(1)	The carrying amount of the notes includes a $0.8 million mark-to-market adjustment at December 31, 2004 for the fair value of interest rate swaps. A corresponding amount is included in other assets.

At December 31, 2004, there were no borrowings under U.S. Concrete’s senior secured credit facility and no maturities of its long-term debt until 2014.

Senior Secured Credit Facility

On March 12, 2004, U.S. Concrete entered into a senior secured credit facility under which it initially borrowed $64 million to retire debt outstanding under its prior senior credit facility and to pay related transaction fees. It prepaid this borrowing on March 31, 2004 with the proceeds from its sale of its 8 3/8% senior subordinated notes described below. At December 31, 2004, the facility consisted of a $105 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2009. At December 31, 2004, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.25% or the domestic rate plus 0.75%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. Commitment fees at an annual rate of 0.375% are payable on the unused portion of the facility.

The credit agreement relating to the facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At December 31, 2004, the amount of the available credit was approximately $75.9 million, net of outstanding letters of credit of $11.6 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. Concrete’s subsidiaries have jointly and severally, and fully and unconditionally, guaranteed the repayment of all amounts owing under the senior secured credit facility. In addition, U.S. Concrete collateralized the facility with the capital stock of its subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey. The credit agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. The credit agreement limits capital expenditures to 5% of consolidated revenues in the prior 12 months. It will require U.S. Concrete to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the credit facility falls below $15 million. The credit agreement provides that specified change of control events would constitute events of default under the agreement.

Senior Subordinated Notes

On March 31, 2004, U.S. Concrete issued and sold, through a private placement, $200 million of 8 3/8% senior subordinated notes due April 1, 2014. Interest on these notes is payable semiannually on April 1 and October 1 of each year. U.S. Concrete used the net proceeds of this financing to redeem its prior 12% senior subordinated notes and prepay the outstanding debt under its new credit facility. U.S. Concrete paid $122.5 million to redeem its prior 12% senior subordinated notes, including a prepayment premium of $25.9 million, plus all accrued and unpaid interest through the redemption date of $1.6 million.

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

Interest Rate Swaps

Effective April 16, 2004, U.S. Concrete entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of its 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively becomes variable based on the six-month LIBOR rate, set

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. The swap agreements are marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the notes. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on U.S. Concrete’s results of operations from the mark-to-market adjustment as long as the swap agreements are in effect. At December 31, 2004, the fair value of the interest rate swap was $0.8 million and included in other assets. During the year ended December 31, 2004, the interest rate swap agreements reduced U.S. Concrete’s interest expense by approximately $1.4 million ($0.9 million, net of tax).

10.    STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	December 31
	2004	2003
Shares authorized	60,000	60,000
Shares outstanding at end of period	29,344	28,806
Shares held in treasury	59	—

U.S. Concrete is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of December 31, 2004 and 2003.

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

During the first quarter of 2003, U.S. Concrete awarded to certain key employees approximately 98,000 restricted shares of its common stock, at a total valued at $0.4 million. These awards vest on the fifth anniversary from the date of grant.

In the third quarter of 2003, U.S. Concrete offered eligible employees the opportunity to exchange certain outstanding stock options for shares of restricted stock. In September 2003, U.S. Concrete accepted for exchange and canceled eligible options to purchase an aggregate of approximately 859,000 shares of its common stock, representing approximately 93% of the approximately 922,000 options that were eligible to be tendered in the offer as of the expiration date. Under the offer, U.S. Concrete granted an aggregate of approximately 286,000 restricted shares of its common stock, or approximately $1.4 million in value, in exchange for the tendered eligible options. The value of this stock was established by the market price on the date of the grant and was recorded as a reduction in stockholders’ equity on the consolidated balance sheet. This restricted deferred compensation reflected as stock issuance requires U.S. Concrete to recognize a noncash stock compensation charge of approximately $0.5 million per year over the three-year vesting period of the restricted stock. Of the eligible options subject to the offer, approximately 63,000 options were not exchanged. Of those options, as of

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, approximately 58,000 remained outstanding and will be accounted for under variable plan accounting under APB No. 25. The weighted average exercise price of these remaining eligible options is approximately $8.11. In the future, to the extent that U.S. Concrete’s stock price exceeds an option’s exercise price, the difference will be recorded as a noncash compensation charge, with an offset to additional paid-in capital.

During the years ended December 31, U.S. Concrete awarded approximately 467,000 shares in 2004 and 124,000 shares in 2003 of restricted stock under the plans to employees and retired employees, at a total value of $2.8 million in 2004 and $0.7 million in 2003, as part of the 2004 and 2003 annual grant or as grants issued for promotions and new hires. The awards are subject to vesting requirements. The value of this stock was established by the market price on the date of grant and was recorded as deferred compensation. The deferred compensation is reflected as a reduction in stockholders’ equity on the consolidated balance sheet and is being amortized ratably over the applicable restricted stock vesting period of four years.

During the year ended December 31, 2004, approximately 26,000 shares of restricted stock were canceled.

As of December 31, the outstanding shares of restricted stock totaled approximately 816,000 in 2004 and approximately 516,000 in 2003. U.S. Concrete recognized stock-based compensation expense of approximately $1.2 million ($0.7 million, net of tax) in 2004, $0.2 million ($0.1 million, net of tax) in 2003 and none in 2002.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having U.S. Concrete make the required tax payments and withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. As a result of such employee elections, U.S. Concrete withheld approximately 42,000 shares during the year ended December 31, 2004, at a total value of $0.3 million, and those shares were accounted for as treasury stock. In 2004, U.S. Concrete also purchased 16,551 shares of its common stock in private transactions from its chief executive officer and chief operating officer at a total value of $0.1 million. All shares were accounted for as treasury stock.

Stock Options

U.S. Concrete’s 1999 Incentive Plan and 2001 Employee Incentive Plan enable U.S. Concrete to grant nonqualified and incentive options, restricted stock, stock appreciation rights and other long-term incentive awards to employees and nonemployee directors of U.S. Concrete and nonemployee consultants and other independent contractors who provide services to U.S. Concrete (except that no officers or directors of U.S. Concrete are eligible to participate in the 2001 Employee Incentive Plan). Option grants under these plans generally vest over a four-year period and expire if not exercised prior to the tenth anniversary following the grant date. The number of shares available for awards under these plans was approximately 1.9 million as of December 31, 2004, approximately 2.1 million as of December 31, 2003 and approximately 1.3 million as of December 31, 2002. The board of directors of U.S. Concrete may, in its discretion, grant additional awards or establish other compensation plans.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth certain stock option information (shares in thousands):

	Number of Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2001	3,414	$7.53
Granted	1,138	6.25
Exercised	—	—
Canceled	(458)	7.05

Options outstanding at December 31, 2002	4,094	7.22
Granted	125	4.58
Exercised	—	—
Canceled	(1,119)	7.80

Options outstanding at December 31, 2003	3,100	6.90
Granted	85	6.85
Exercised	(78)	6.38
Canceled	(226)	6.66

Options outstanding at December 31, 2004	2,881	$6.93

Options exercisable at December 31, 2002	1,698	$7.64

Options exercisable at December 31, 2003	1,796	$7.16

Options exercisable at December 31, 2004	2,237	$7.08

Range of Exercise Prices	Number of Outstanding Options	Weighted- Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Exercisable Options	Weighted- Average Exercise Price
$4.08 - $5.99	126	4.2	$4.72	106	$4.69
$6.00 - $6.99	1,118	6.8	6.35	649	6.39
$7.00 - $7.99	899	5.8	7.07	744	7.08
$8.00 - $8.75	738	4.6	8.03	738	8.03

	2,881			2,237

See Note 1 for pro forma disclosure of net income (loss) and earnings (loss) per share under SFAS No. 123.

Employee Stock Purchase Plan

In January 2000, U.S. Concrete’s board of directors adopted, and its stockholders approved, the U.S. Concrete 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. All U.S. Concrete personnel employed for at least 20 hours per week and five months per calendar year are eligible to participate in the ESPP. Eligible employees electing to participate are granted the right to purchase shares of U.S. Concrete common stock at a price generally equal to 85% of the lower of the fair market value of a share of U.S. Concrete common stock on the first or last day of the offering period. U.S. Concrete issued approximately 149,000 shares in 2004, 265,000 shares in 2003 and 247,000 shares in 2002.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    INCOME TAXES

U.S. Concrete’s consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

A reconciliation of U.S. Concrete’s effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% during the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Tax at statutory rate	$(5,921)	$5,452	$(1,201)
Add (deduct):
State income taxes	253	262	401
Settlement income	(298)	(700)	—
Tax audit settlement	(136)	—	—
Tax credits	(238)	—	—
Other	(37)	260	1,408

Income tax provision (benefit)	$(6,377)	$5,274	$608

Effective income tax rate	37.7%	33.9%	17.7%

The amounts of consolidated federal and state income tax provisions (benefit) during the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Current:
Federal	$(3,769)	$(2,337)	$3,478
State	48	(834)	1,362

	(3,721)	(3,171)	4,840

Deferred:
Federal	$(2,273)	$7,209	$(3,487)
State	(383)	1,236	(745)

	(2,656)	8,445	(4,232)

Total provision (benefit)	$(6,377)	$5,274	$608

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. U.S. Concrete presents the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31
	2004	2003
Deferred income tax liabilities:
Properties, plant and equipment, net	$21,014	$19,499
Other	93	50

Total deferred tax liabilities	21,107	19,549

Deferred income tax assets:
Goodwill	7,298	11,886
Allowance for doubtful accounts	900	780
Inventory	566	390
Accrued insurance	3,550	97
Other accrued expenses	1,724	207
Net operating loss carryforwards	3,978	652
Other	484	274

Total deferred tax assets	18,500	14,286

Net deferred tax liabilities	2,607	5,263
Current deferred tax assets	10,293	2,061

Long-term deferred income tax liabilities	$12,900	$7,324

As of December 31, 2004, U.S. Concrete had a federal income tax receivable of approximately $4 million primarily as the result of federal net operating losses incurred during 2003 and 2004, which currently is classified in other current assets. U.S. Concrete intends to file carryback claims with the Internal Revenue Service in 2005. At December 31, 2004, after the effect of the carryback claims, U.S. Concrete had federal net operating loss carryforwards of approximately $15.7 million. These carryforwards, which may provide future tax benefits, begin to expire in 2024. If certain substantial changes in U.S. Concrete’s ownership should occur, there would be an annual limitation on the amount of the carryforwards which can be utilized.

In assessing the value of deferred tax assets at December 31, 2004, U.S. Concrete considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. U.S. Concrete considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, U.S. Concrete determined that its deferred tax assets would be realized and a valuation allowance was not required at December 31, 2004.

The American Jobs Creation Act of 2004, which was enacted on October 22, 2004, makes a number of changes to the income tax laws which will affect U.S. Concrete in future years, the most significant of which is a new deduction for qualifying domestic production activities. The impact of this and other changes made by that Act cannot be quantified at this time but U.S. Concrete expects that the impact would not be material on its consolidated financial position, results of operations or cash flows.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    RELATED-PARTY TRANSACTIONS

On completion of its initial public offering, U.S. Concrete entered into new facilities leases, or extended existing leases, with former stockholders or affiliates of former stockholders of Central Concrete Supply Co., Inc. and Eastern Concrete Materials, Inc. (formerly known as Baer Concrete, Incorporated). Those leases generally provide for initial lease terms of 15 to 20 years, with one or more extension options U.S. Concrete may exercise. The following summarizes the current annual rentals U.S. Concrete must pay during the initial lease terms:

Locations:	Number of Facilities	Aggregate Annual Rentals (in thousands)
Central	2	$324
Eastern	2	$264

U.S. Concrete believes the rentals it must pay under each of these leases are at fair market rates. William T. Albanese, a former owner of Central, Thomas J. Albanese, a former owner of Central, and Michael D. Mitschele, the former owner of Eastern, are executive officers of U.S. Concrete.

Central sold concrete products to a company owned by a cousin of William T. Albanese and Thomas J. Albanese totaling approximately $11.0 million in 2004, $9.6 million in 2003 and $14.1 million in 2002. U.S. Concrete believes the amounts it received for the concrete products were fair and substantially equivalent to amounts it would have received from an unaffiliated third party.

Central paid a company owned by a cousin of William T. Albanese and Thomas J. Albanese approximately $0.1 million in 2004, $0.6 million in 2003, and $59,000 in 2002. These payments were for construction related services. U.S. Concrete believes the amounts it paid for these services were fair and substantially equivalent to amounts it would have paid to an unaffiliated third party.

In 2002, U.S. Concrete extended interest-free loans of $70,595 to its Chief Executive Officer, Eugene P. Martineau, and $50,000 to its Chief Operating Officer, Michael W. Harlan, who repaid these loans in 2004 with the proceeds from the sale to U.S. Concrete, in private transactions, of 9,689 shares of U.S. Concrete common stock by Mr. Martineau having an aggregate value of $70,594 and 6,862 shares of U.S. Concrete common stock by Mr. Harlan having an aggregate value of $49,997.

U.S. Concrete reimbursed Main Street Mezzanine Fund, LLC (or its predecessor), of which Vincent D. Foster, U.S. Concrete’s chairman, is a senior managing director, approximately $17,000, $57,000, and $397,000 in 2004, 2003 and 2002, respectively, for expenses primarily related to U.S. Concrete’s business development activities.

13.    RISK CONCENTRATION

U.S. Concrete grants credit, generally without collateral, to its customers, which include general contractors, municipalities and commercial companies located primarily in California, New Jersey/New York, Michigan, Texas and Tennessee. Consequently, it is subject to potential credit risk related to changes in business and economic factors in those states. U.S. Concrete generally has lien rights in the work it performs, and concentrations of credit risk are limited because of the diversity of its customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize any potential credit risk.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash deposits were distributed among various banks in areas of operations throughout the United States as of December 31, 2004. In addition, U.S. Concrete had money-market funds with a financial institution with a strong credit rating. As a result, it believes that credit risk in such instruments is minimal.

14.    COMMITMENTS AND CONTINGENCIES

Litigation and Other Claims

From time to time, and currently, U.S. Concrete and its subsidiaries are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries should not have a material adverse effect on its business, financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, it can provide no assurance that the resolution of any such litigation will not have a material adverse effect on its consolidated financial condition, results of operations or liquidity for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future it and its subsidiaries may, from time to time, be a party to litigation or administrative proceedings that arise in the normal course of its business.

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

As permitted under Delaware law, U.S. Concrete has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at U.S. Concrete’s request in such capacity. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete has a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid. Many of the indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, because they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of December 31, 2004.

U.S. Concrete is party to agreements that require it to provide indemnification in certain instances when it acquires businesses and real estate and in the ordinary course of business with its customers, suppliers and service providers.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Payments

U.S. Concrete leases certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases. Total expense for such operating leases amounted to $12.0 million in 2004, $12.6 million in 2003 and $12.4 million in 2002. Non cancelable operating leases with an initial or remaining term of more than one year totaled $36.1 million at December 31, 2004. Estimated lease payments for each of the five succeeding years are $8.7 million, $7.2 million, $6.3 million, $4.3 million and $2.6 million.

Insurance Programs

U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes is reasonable. Under its insurance programs, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete’s deductible retentions per occurrence for automobile and general liability insurance programs were $0.5 million in 2002, 2003 and 2004, and for its worker’s compensation insurance program was $0.5 million in 2002 and $1.0 million in 2003 and 2004. In connection with these automobile and general liability and workers’ compensation insurance programs, U.S. Concrete has entered into standby letter of credit agreements of $11.6 million at December 31, 2004. U.S. Concrete funds these deductibles and records an expense for expected losses under the programs. The expected losses are determined using a combination of U.S. Concrete’s historical loss experience and subjective assessments of U.S. Concrete’s future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although U.S. Concrete believes that the estimated losses are reasonable, significant differences related to the items noted above could materially affect U.S. Concrete’s insurance obligations and future expenses.

Performance Bonds

In the normal course of business, U.S. Concrete is contingently liable for performance under $16.7 million as of December 31, 2004 in performance bonds that various contractors, states and municipalities have required. The bonds are principally related to construction contracts. U.S. Concrete has indemnified the underwriting insurance company that issued the bonds against any exposure under the bonds. In U.S. Concrete’s past experience, no material claims have been made against these bonds.

15.    SIGNIFICANT CUSTOMERS AND SUPPLIERS

U.S. Concrete did not have any customers that accounted for more than 10% of its revenues or any suppliers that accounted for more than 10% of its cost of goods sold in 2004, 2003 or 2002.

16.    EMPLOYEE BENEFIT PLANS

In 2000, U.S. Concrete established a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit. U.S. Concrete matches 100% of employee contributions up to a maximum of 5% of their compensation. U.S. Concrete paid matching contributions of $2.3 million in 2004, $2.2 million in 2003 and $2.0 million in 2002.

U.S. Concrete maintained defined contribution profit-sharing and money purchase pension plans for the nonunion employees of certain of its companies for the period from their acquisition by U.S. Concrete through the date that those companies adopted the U.S. Concrete 401(k) plan. Contributions made to these plans were approximately $117,000 in 2003 and none in 2004 and 2002.

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

In connection with its collective bargaining agreements, U.S. Concrete participates with other companies in the unions’ multi-employer pension plans. These plans cover substantially all of U.S. Concrete’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or on termination of, that plan. In 2001, a subsidiary of U.S. Concrete withdrew from the multi-employer pension plan of the union that represented several of its employees. That union disclaimed interest in representing those employees. U.S. Concrete has no plans to withdraw from any other multi-employer plans. U.S. Concrete made contributions to these plans of $13.3 million in 2004, $11.9 million in 2003 and $11.3 million in 2002.

See Note 10 for discussions of U.S. Concrete’s incentive plans and employee stock purchase plan.

17.    QUARTERLY SUMMARY (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2004
Sales	$90,314	$138,627	$148,252	$123,396
Income (loss) from operations	(3,219)	12,663	15,392	2,887
Net income (loss) (1)	(24,603)	6,050	7,987	27
Basic and diluted earnings (loss) per share (2)	(0.87)	0.21	0.28	0.00
2003
Sales	$85,068	$124,610	$140,885	$122,561
Income (loss) from operations	(2,876)	9,908	14,244	8,140
Net income (loss)	(4,040)	3,546	6,244	4,553
Basic and diluted earnings (loss) per share (2)	(0.15)	0.13	0.22	0.16

(1)	Net income (loss) reflects the loss on the early extinguishment of debt of $28.8 million in the first quarter of 2004 (see Note 9 for discussion).
(2)	Earnings (loss) per share (“EPS”) for each quarter are computed using the weighted-average number of shares outstanding during the quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the three months ended December 31, 2004, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or acts of fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our internal control over financial reporting, an evaluation of the design effectiveness of those controls and testing of the operating effectiveness of those controls. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

Not applicable.

PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2005 Annual Meeting of Stockholders (the “2005 Annual Proxy Statement”). We intend to file that definitive proxy statement with the SEC by April 30, 2005.

Item 10.    Directors and Executive Officers of the Registrant

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers and Key Employees,” “Information Concerning the Board of Director’s and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Annual Proxy Statement, which is incorporated in this Item by this reference.

We have a code of ethics applicable to all our employees and directors. In addition, our principal executive, financial and accounting officers are subject to the provisions of the Code of Ethics of U.S. Concrete, Inc. for chief executive officer and senior financial officers, a copy of which is available on our Web site at www.us-concrete.com. In the event that we amend or waive any of the provisions of these codes of ethics applicable to our principal executive, financial and accounting officers, we intend to disclose that action on our website.

Item 11.    Executive Compensation

For the information this Item requires, please see the information under the heading “Executive Compensation and Other Matters” in the 2005 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information this Item requires, please see the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Annual Proxy Statement, which is incorporated in this Item by this reference.

The following table summarizes, as of December 31, 2004, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans. These plans use or are based on shares of our common stock.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column)
Equity compensation plans approved by security holders (1)	2,014,067	$7.10	1,370,191
Equity compensation plans not approved by security holders (2)(3)	866,684	$6.55	551,604

Total	2,880,751		1,921,795

(1)	The number of shares of common stock available for issuance under our 1999 Incentive Plan at any time equals 15% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding quarter.

(2)	The number of shares of common stock available for issuance under our 2001 Employee Incentive Plan at any time equals 5% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding quarter.
(3)	Our board adopted the U.S. Concrete, Inc. 2001 Employee Incentive Plan in February 2001. The purpose of this plan is to attract, retain and motivate our employees and consultants, to encourage a sense of propriety of those persons in our company and to stimulate an active interest of those persons in the development and financial success of our company. Awards may be made to any of our employees or consultants. The plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other long-term incentive awards. None of our officers or directors is eligible to participate in the plan.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

Item 13.    Certain Relationships and Related Transactions

For the information this Item requires, please see the information under the heading “Certain Transactions” in the 2005 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14.    Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Paid to Independent Auditors” in the 2005 Annual Proxy Statement, which is incorporated in this Item by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements on page 36 of this report.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our Consolidated Financial Statements or the notes thereto.

(3) Exhibits.

Exhibit Number	Description

3.1*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1*	—Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.2*

—Rights Agreement by and between U.S. Concrete and American Stock Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).

4.3*

—Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 4.9).

4.4*	—First Consent to Exhibit 4.1 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.2).

4.5*

—Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.3).

4.6*

—Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.4).

4.7*

—Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.8*	— Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.5).

Exhibit Number	Description

4.9 *	— Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

10.1 *†	—1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2 *†	—Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

10.3 *†	—Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.4 *	—2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.5 *	—Amendment No. 2 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

10.6 *†	—Employment Agreement between U.S. Concrete, Inc. and William T. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.1).

10.7 *†	—Employment Agreement between U.S. Concrete, Inc. and Thomas J. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.2).

10.8 *†	—Employment Agreement between U.S. Concrete, Inc. and Michael W. Harlan (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.3).

10.9 *†	—Employment Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.4).

10.10*†	—Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.6).

10.11*†	—Employment Agreement between U.S. Concrete, Inc. and Donald C. Wayne (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.7).

10.12*†	—Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.1).

10.13*†	—Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Gary J. Konnie (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.2).

10.14*†	—Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Wallace H. Johnson (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.3).

10.15*†	—First Amendment to Exhibit 10.9 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.5).

10.16*†

—Amended and Restated Indemnification Agreements dated August 17, 2000 between U.S. Concrete and each of its directors and officers (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.1).

10.17*	—Flexible Underwritten Equity FaciLity (FUEL®) Agreement dated as of January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

10.18*	—Amended and restated engagement letter agreement dated as of January 18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

Exhibit Number	Description

10.19†	—Employment Agreement between U.S. Concrete, Inc. and Cesar Monroy.

10.20†	—Summary of annual fees paid by U.S. Concrete, Inc. to its nonemployee directors.

10.21†	—Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees.

10.22†	—Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors.

10.23†	—Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees.

10.24†	—Bonus compensation arrangement between U.S. Concrete, Inc. and Cesar Monroy.

14 *	—U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

21	—Subsidiaries.

23	—Consent of independent registered public accounting firm.

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1	—Section 1350 Certification of Eugene P. Martineau.

32.2	—Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 16, 2005	By:	/S/ EUGENE P. MARTINEAU
Eugene P. Martineau
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2005.

Signature	Title

/S/ EUGENE P. MARTINEAU Eugene P. Martineau	President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ ROBERT D. HARDY Robert D. Hardy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ VINCENT D. FOSTER Vincent D. Foster	Director

/S/ JOHN R. COLSON John R. Colson	Director

/S/ T. WILLIAM PORTER T. William Porter	Director

/S/ MARY P. RICCIARDELLO Mary P. Ricciardello	Director

/S/ MURRAY S. SIMPSON Murray S. Simpson	Director

/S/ ROBERT S. WALKER Robert S. Walker	Director

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1*	—Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.2*

—Rights Agreement by and between U.S. Concrete and American Stock Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).

4.3*

—Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 4.9).

4.4*	—First Consent to Exhibit 4.1 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.2).

4.5*

—Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.3).

4.6*

—Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.4).

4.7*

—Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.8*	— Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.5).

4.9*	— Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

10.1*†	—1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2*†	—Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

10.3*†	—Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.4*	—2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.5*	—Amendment No. 2 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

Exhibit Number	Description

10.6 *†	—Employment Agreement between U.S. Concrete, Inc. and William T. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.1).

10.7 *†	—Employment Agreement between U.S. Concrete, Inc. and Thomas J. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.2).

10.8 *†	—Employment Agreement between U.S. Concrete, Inc. and Michael W. Harlan (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.3).

10.9 *†	—Employment Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.4).

10.10*†	—Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.6).

10.11*†	—Employment Agreement between U.S. Concrete, Inc. and Donald C. Wayne (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025, Exhibit 10.7).

10.12*†	—Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.1).

10.13*†	—Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Gary J. Konnie (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.2).

10.14*†	—Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Wallace H. Johnson (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.3).

10.15*†	—First Amendment to Exhibit 10.9 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.5).

10.16*†

—Amended and Restated Indemnification Agreements dated August 17, 2000 between U.S. Concrete and each of its directors and officers (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025, Exhibit 10.1).

10.17*	—Flexible Underwritten Equity FaciLity (FUEL®) Agreement dated as of January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

10.18*	—Amended and restated engagement letter agreement dated as of January 18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

10.19†	—Employment Agreement between U.S. Concrete, Inc. and Cesar Monroy.

10.20†	—Summary of annual fees paid by U.S. Concrete, Inc. to its nonemployee directors.

10.21†	—Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees.

10.22†	—Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors.

10.23†	—Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees.

10.24†	—Bonus compensation arrangement between U.S. Concrete, Inc. and Cesar Monroy.

14 *	—U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

Exhibit Number	Description

21	—Subsidiaries.

23	—Consent of independent registered public accounting firm.

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1	—Section 1350 Certification of Eugene P. Martineau.

32.2	—Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.