Form 10-Q
period 2005-03-31
US CONCRETE INC
filed 2005-05-10
CIK 1073429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Commission file number 000-26025

U.S. CONCRETE, INC.

A Delaware corporation

IRS Employer Identification No. 76-0586680

2925 Briarpark, Suite 1050

Houston, Texas 77042

(713) 499-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of the close of business on May 9, 2005, U.S. Concrete, Inc. had 29,321,665 shares of its common stock, $0.001 par value, outstanding (excluding 88,509 treasury shares).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$36,601	$39,707
Trade accounts receivable, net	59,603	68,131
Inventories, net	20,396	20,085
Prepaid expenses	3,728	2,140
Other current assets	24,988	22,080

Total current assets	145,316	152,143

Property, plant and equipment, net	120,281	118,748
Goodwill	167,345	166,644
Other assets	10,544	11,624

Total assets	$443,486	$449,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$63,028	$62,496

Total current liabilities	63,028	62,496

Debt	199,485	200,777
Other long-term liabilities	18,155	17,037

Total liabilities	280,668	280,310

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock	—	—
Common stock	29	29
Additional paid-in capital	169,057	168,850
Retained earnings (deficit)	(2,173)	4,306
Treasury stock, at cost	(400)	(400)
Deferred compensation	(3,695)	(3,936)

Total stockholders’ equity	162,818	168,849

Total liabilities and stockholders’ equity	$443,486	$449,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Sales	$92,499	$90,314
Cost of goods sold before depreciation, depletion and amortization	83,951	79,753

Gross profit before depreciation, depletion and amortization	8,548	10,561
Selling, general and administrative expenses	12,495	10,732
Depreciation, depletion and amortization	3,077	3,048

Loss from operations	(7,024)	(3,219)
Interest expense, net	4,317	3,967
Loss on early extinguishment of debt	—	28,781
Other income, net	170	311

Loss before income taxes	(11,171)	(35,656)
Income tax benefit	(4,692)	(11,053)

Net loss	$(6,479)	$(24,603)

Basic and diluted net loss per share	$(0.23)	$(0.87)

Basic and diluted common shares outstanding (Note 9)	28,529	28,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,479)	$(24,603)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Loss on early extinguishment of debt	—	28,781
Depreciation, depletion and amortization	3,077	3,048
Debt issuance cost amortization	326	381
Net gain on sale of property, plant and equipment	(246)	(150)
Deferred income taxes	(4,701)	(2,045)
Provision for doubtful accounts	425	189
Stock-based compensation	366	184
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	8,103	6,310
Inventories	(304)	(70)
Prepaids and other current assets	796	(3,942)
Other assets	(22)	103
Accounts payable and accrued liabilities	545	(9,664)

Net cash provided (used) by operations	1,886	(1,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $506 and $213	(4,025)	(1,935)
Payments for acquisitions	(1,000)	—
Other investing activities	(40)	—

Net cash used by investing activities	(5,065)	(1,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	264,000
Repayments of borrowings	—	(219,026)
Debt retirement costs	—	(25,851)
Debt issuance costs	—	(8,968)
Other financing activities	73	236

Net cash provided by financing activities	73	10,391

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,106)	6,978
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,707	7,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,601	$14,089

Supplemental disclosure of investing and financing activities:
Assets acquired in business combination	$332	$—
Additions to property, plant and equipment from exchanges	$—	$788
Issuance of common stock related to exercised stock options	$82	$39
Common stock received in settlement	$—	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of U.S. Concrete and its subsidiaries and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although U.S. Concrete believes that the disclosures made are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”). In the opinion of U.S. Concrete, all adjustments necessary to state fairly the information in its unaudited condensed consolidated financial statements have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

U.S. Concrete has not changed its accounting policies since December 31, 2004. For a description of these policies, refer to note 1 of the consolidated financial statements in the 2004 10-K.

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

The following table illustrates the pro forma effect on net loss and loss per share as if U.S. Concrete were applying the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, to its stock-based compensation plans for the periods shown (in thousands, except per share amounts). The fair value has been determined using the Black-Scholes option-pricing model.

	Three Months Ended March 31,
	2005	2004
Net loss – as reported	$(6,479)	$(24,603)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	212	127
Deduct: Total stock-based employee compensation expense calculated using the fair value method, net of related tax effects	(376)	(270)

Pro forma net loss	$(6,643)	$(24,746)

Loss per share:
Basic and diluted – as reported	$(0.23)	$(0.87)
Basic and diluted – pro forma	$(0.23)	$(0.88)

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

4. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$7,559	$8,114
Finished products and supplies	12,837	11,971

	$20,396	$20,085

5. GOODWILL

The change in the carrying amount of goodwill from December 31, 2004 to March 31, 2005 was as follows (in thousands):

Balance at December 31, 2004	$166,644
Acquisition	701

Balance at March 31, 2005	$167,345

6. DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

A summary of debt is as follows (in thousands):

	March 31, 2005	December 31, 2004
Senior secured credit facility due 2009	$—	$—
8 3/8% senior subordinated notes due 2014 (1)	199,485	200,777

	199,485	200,777
Less: current maturities	—	—

	$199,485	$200,777

(1)	The March 31, 2005 carrying amount of the notes includes a $1.3 million decrease in valuation from December 31, 2004 for the fair value of interest rate swaps.

On March 12, 2004, U.S. Concrete entered into a senior secured credit facility under which it initially borrowed $64 million to retire debt outstanding under its prior senior credit facility and to pay related transaction fees. It prepaid this borrowing on March 31, 2004 with the proceeds from its sale of its 8 3/8% senior subordinated notes described below. At March 31, 2005, the facility consisted of a $105 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2009. At March 31, 2005, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.25% or the domestic rate plus 0.75%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. Commitment fees at an annual rate of 0.375% are payable on the unused portion of the facility.

The credit agreement relating to the new facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At March 31, 2005, no borrowings were outstanding under the credit facility and the amount of the available credit was approximately $54.2 million, net of outstanding letters of credit of $12.5 million.

        U.S. Concrete’s subsidiaries have jointly and severally and fully and unconditionally guaranteed the repayment of all amounts owing under the senior secured credit facility. In addition, U.S. Concrete collateralized the facility with the capital stock of its subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey. The credit agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures to 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12 month basis if the available credit under the facility falls below $15 million. The credit agreement provides that specified change of control events would constitute events of default under the agreement.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

6. DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

On March 31, 2004, U.S. Concrete issued and sold $200 million of 8 3/8% senior subordinated notes due April 1, 2014. Interest on these notes is payable semi-annually on April 1 and October 1 of each year. U.S. Concrete used the net proceeds of this financing to redeem its prior senior subordinated notes and prepay the outstanding debt under its new credit facility. U.S. Concrete paid $122.5 million to redeem its prior senior subordinated notes, including a prepayment premium of $25.9 million, plus all accrued and unpaid interest through the redemption date of $1.6 million.

As a result of the March 2004 refinancing, U.S. Concrete recognized an ordinary loss on early extinguishment of debt of $28.8 million, which consisted of the $25.9 million in premium payments and a write-off of $2.9 million of debt issuance costs associated with all the debt repaid.

All subsidiaries of U.S. Concrete, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8 3/8% senior subordinated notes. U.S. Concrete directly or indirectly owns 100% of each subsidiary guarantor. Separate financial statements of the subsidiary guarantors are not provided because U.S. Concrete has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are minor. There are no significant restrictions on the ability of U.S. Concrete or any guarantor to obtain funds from its subsidiaries by dividend or loan.

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

As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, U.S. Concrete’s ability to incur additional debt is primarily limited to the greater of (i) borrowings available under U.S. Concrete’s senior secured credit facility, plus the greater of $15 million or 7.5% of its tangible assets, or (ii) additional debt if, after giving effect to the incurrence of such additional debt, U.S. Concrete’s earnings before interest, taxes, depreciation, amortization and certain noncash items equals or exceeds two times its total interest expense.

Effective April 16, 2004, U.S. Concrete entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of its 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. The swap agreements are marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on U.S. Concrete’s results of operations from these adjustments as long as the swap agreements are in effect. At March 31, 2005, the fair value of the interest rate swap was a liability of $0.5 million and was included in other long-term liabilities. During the three months ended March 31, 2005, the interest rate swap agreements reduced U.S. Concrete’s interest expense by approximately $0.3 million ($0.2 million, net of tax).

For the three months ended March 31, U.S. Concrete’s interest payments were approximately $0.1 million in 2005 and $5.5 million in 2004.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

7. INCOME TAXES

In accordance with applicable generally accepted accounting principles, U.S. Concrete estimates for each interim reporting period the effective tax rate it expects for the full fiscal year and uses that estimated rate in providing its income taxes on a current year-to-date basis.

The effective income tax rate of 31% for the first three months of 2004 differed from the federal statutory rate of 35%, due primarily to the ordinary loss on early extinguishment of debt. The effective income tax rate of 42% for the first three months of 2005 differed from the federal statutory rate of 35%, due primarily to state income taxes.

For the three months ended March 31 U.S. Concrete’s income tax payments were approximately $0.3 million in 2005 and $0.1 million in 2004.

8. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	March 31, 2005	December 31, 2004
Shares authorized	60,000	60,000
Shares outstanding at end of period	29,375	29,344
Shares held in treasury	59	59

U.S. Concrete is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of March 31, 2005 and December 31, 2004.

Restricted Stock

Shares of restricted common stock issued under U.S. Concrete’s incentive plans or otherwise are subject to restrictions on transfer and certain other conditions. On issuance of the stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period. During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, if any, on those shares.

In 2003, U.S. Concrete offered eligible employees the opportunity to exchange certain outstanding stock options for shares of restricted stock. Of the eligible options subject to the offer, 62,614 options were not exchanged. Of those options, as of March 31, 2005, approximately 57,078 options remained outstanding and are accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is approximately $8.11. In the future, to the extent that U.S. Concrete’s stock price exceeds an option’s exercise price, the difference will be recorded as a noncash compensation charge, with an offset to additional paid-in capital.

During the three months ended March 31, 2005, U.S. Concrete issued approximately 20,000 shares of restricted stock under its plans to employees, at a total value of $0.1 million, as grants issued for promotions and new hires. In general, the restricted stock grants vest ratably over a four-year period.

As of March 31, the outstanding shares of restricted stock totaled approximately 836,000 in 2005 and approximately 507,000 in 2004. For the three months ended March 31, U.S. Concrete recognized stock-based compensation expense of approximately $0.4 million in 2005 and $0.2 million in 2004.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having U.S. Concrete make the required tax payments and withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. No such payments were made on behalf of employees during the three months ended March 31, 2005 and 2004.

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

9. SHARES USED IN COMPUTING NET LOSS PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted average basis in calculating basic and diluted net loss per share:

	Three Months Ended March 31,
	2005	2004
Basic weighted average common shares outstanding	28,529	28,159
Effect of dilutive stock options and awards	—	—

Diluted weighted average common shares outstanding	28,529	28,159

For the three month period ended March 31, stock options and awards covering 3.7 million shares in 2005 and 3.0 million shares in 2004 were excluded from the computation of the net loss per share because their effect would have been antidilutive.

10. COMMITMENTS AND CONTINGENCIES

From time to time, and currently, U.S. Concrete is subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, U.S. Concrete cannot provide assurance that the resolution of any particular claim or proceeding to which it or any of its subsidiaries is a party will not have a material adverse effect on its consolidated results of operations or liquidity for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future it and its operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of its business.

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

U.S. CONCRETE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

10. COMMITMENTS AND CONTINGENCIES (continued)

As permitted under Delaware law, U.S. Concrete has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at U.S. Concrete’s request in such capacity. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete has a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of March 31, 2005.

U.S. Concrete and its subsidiaries are parties to agreements that require them to provide indemnification in certain instances when they acquire businesses and real estate and in the ordinary course of business with their customers, suppliers and service providers.

Insurance Programs

U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under certain components of its insurance program, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, U.S. Concrete’s deductible retention per occurrence for auto and general liability insurance programs are $0.5 million for 2005 and were $0.5 million for 2004, and its deductible retention per occurrence for its worker’s compensation insurance programs are $1.0 million for 2005 and were $1.0 million for 2004, although certain of its operations are self-insured for workers compensation. U.S. Concrete funds these deductibles and records an expense for expected losses under the programs. The expected losses are determined using a combination of U.S. Concrete’s historical loss experience and subjective assessments of U.S. Concrete’s future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although U.S. Concrete believes that the estimated losses are reasonable, significant differences related to the items noted above could materially affect U.S. Concrete’s insurance obligations and future expense.

Performance Bonds

In the normal course of business, U.S. Concrete and its subsidiaries are contingently liable for performance under $8.5 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. U.S. Concrete and its subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is effective for public companies for interim or annual periods beginning after June 15, 2005 and was initially required to be adopted by U.S. Concrete in its third quarter of fiscal 2005, beginning on July 1, 2005. However, in April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Accordingly, U.S. Concrete will adopt SFAS No. 123R beginning January 1, 2006, which could have a significant impact on its consolidated statements of operations because it will require U.S. Concrete to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on the consolidated net income in the footnotes to its consolidated financial statements. U.S. Concrete does not believe that the impact would be materially different from the pro forma disclosures under SFAS No. 123 in note 3 to these condensed consolidated financial statements.

In March 2005, the Emerging Issues Task Force reached a consensus on Issue 04-6, Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”) that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e. post-production stripping costs) are a component of mineral inventory cost. As a result of this consensus, all post-production stripping costs will be considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The guidance in this consensus is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. At March 31, 2005, U.S. Concrete’s capitalized stripping costs were $0.4 million. U.S. Concrete is currently evaluating the impact of EITF 04-6 on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading “Risk Factors” in Item 1 in the 2004 10-K and “—Risks and Uncertainties” below. For a discussion of our other commitments, related-party transactions, our critical accounting policies, new accounting pronouncements and inflation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in the 2004 10-K. We assume no obligation to update these forward-looking statements.

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

The markets for our products are generally local, and our operating results are subject to swings in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins, as ready-mixed concrete sold for commercial and industrial construction is generally more technical and, therefore, more profitable than that sold for residential construction. Commercial and industrial jobs also provide ready-mixed concrete producers more opportunities to sell value-added concrete mix designs for various high-performance requirements that often include admixtures, such as chemicals, minerals and fibers, or color conditioning additives.

The ready-mixed concrete business is subject to seasonal variations. In particular, demand for our products and services during the winter months is typically lower than in other months of the year because of inclement weather. In addition, sustained periods of inclement weather and other weather conditions could postpone or delay projects in our markets.

In the first quarter of 2005, we experienced sustained adverse weather conditions and permitting delays, primarily in our California markets, which resulted in lower than expected sales volumes during this period. While we plan for weather events in the normal course of our business, the extent of the adverse weather conditions exceeded historical norms for the quarter. Should similar patterns of sustained adverse weather persist in our markets in the future, our sales volumes and results of operations could be adversely affected.

During the last three quarters of 2004, supplies of cement were tight in some of our markets, as a result of increased demand for cement, lower inventories of cement, downtime at certain cement plants and insufficient availability to increase imports of cement. This shortage curtailed some sales of our ready-mixed concrete and cement prices increased, which adversely affected our gross margins. While we did not experience cement shortages during the three months ended March 31, 2005, cement prices continued to rise because the shortage generally continued to exist. Because of expected continued strong domestic consumption and insufficient availability of imported cement, shortages could in future periods adversely affect our operating results, through both decreased sales and higher cost of raw materials.

Through the first quarter of 2005, we have continued to experience positive trends in our product pricing and backlog in most of our markets. These price increases have allowed us to absorb the rising cost of raw materials (primarily cement and aggregates). However, gains on improved prices were more than offset by lower ready-mixed concrete volumes and higher labor and delivery costs and selling, general and administrative expenses during the quarter. Sustaining or improving our margins in the future will depend on market conditions and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

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

For additional information about the items summarized above, see Item 7 in the 2004 10-K.

Risks and Uncertainties

Numerous factors could affect our future operating results, including the factors discussed under the heading “Risk Factors” in Item 1 of the 2004 10-K and the following factors.

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

In particular, the Financial Accounting Standards Board (“FASB”) recently enacted SFAS No. 123R, which could have a significant impact on our consolidated statements of operations, because it will require us to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on the consolidated net income in the footnotes to our condensed consolidated financial statements.

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

Proposed Regulatory Modifications. The California Regional Water Quality Control Board for the Central Valley Region has issued a draft order to regulate discharges of concrete wastewater and solid wastes associated with concrete manufacturing from ready-mixed concrete plants located in and near the Sacramento, California area. This order would affect four of our ready-mixed concrete plants in Northern California. If approved in its current draft form, the order would (1) require all existing ready-mixed concrete plants in the area to retrofit or reconstruct their waste management units to provide impermeable containment of all concrete wastewater with leak detection systems and (2) require all new ready-mixed concrete plants in the area to be constructed with similar waste management units. The draft order provides that operators of existing ready-mixed concrete plants in the area would have 180 days to apply for coverage under the order, and then one year after coverage is obtained to complete all required plant retrofitting. If the order is approved, the cost of capital improvements to our four plants in the affected area may be up to $1.0 million per plant. Also, if the order is considered and adopted by other Northern California regional boards of the California Water Quality Control Board, we might incur similar costs to retrofit our existing plants in those areas affected. Actual capital expenditures may vary significantly and will ultimately depend on final regulations.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 in the 2004 10-K. We have concluded that our critical accounting policies are the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes and the valuation and useful lives of property, plant and equipment. During the three months ended March 31, 2005, we made no changes in the application of our critical accounting policies presented in the 2004 10-K. See note 1 to our consolidated financial statements included in Item 8 of the 2004 10-K for a discussion of these accounting policies.

Results of Operations

The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended March 31,
	2005		2004
	(unaudited)
Sales	$92,499	100.0%	$90,314	100.0%
Cost of goods sold (1)	83,951	90.8	79,753	88.3

Gross profit (1)	8,548	9.2	10,561	11.7
Selling, general and administrative expenses	12,495	13.5	10,732	11.9
Depreciation, depletion and amortization	3,077	3.3	3,048	3.3

Loss from operations	(7,024)	(7.6)	(3,219)	(3.5)
Interest expense, net	4,317	4.7	3,967	4.4
Loss on early extinguishment of debt	—	0.0	28,781	31.9
Other income, net	170	0.2	311	0.3

Loss before income taxes	(11,171)	(12.1)	(35,656)	(39.5)
Income tax benefit	(4,692)	(5.1)	(11,053)	(12.3)

Net loss	$(6,479)	(7.0)	$(24,603)	(27.2)%

(1)	Cost of goods sold and gross profit are before depreciation, amortization and depletion.

Sales. Sales increased $2.2 million, or 2.4%, for the three months ended March 31, 2005, as compared to the corresponding period in 2004. This increase is primarily attributable to a 7.4% increase in precast and other building materials sales over the 2004 period and a 12.7% increase in the average sales price of ready-mixed concrete, which was largely offset by a 10.5% decline in ready-mixed concrete sales volume in the quarter ended March 31, 2005. Sustained adverse weather patterns, primarily in our California markets, during the first quarter of 2005 reduced construction activity and was a chief contributor to the decline in ready-mixed concrete sales volume in the 2005 quarter.

Gross profit before depreciation, depletion and amortization. Gross profit decreased $2.0 million, or 19.1%, for the three months ended March 31, 2005, as compared to the corresponding period in 2004. Gross margins were 9.2% for the three months ended March 31, 2005, and 11.7% for the three months ended March 31, 2004. The decline in gross profit was primarily attributable to lower ready-mixed concrete volume and higher labor and delivery costs.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.8 million, or 16.4%, for the three months ended March 31, 2005, as compared to the corresponding period in 2004. General and administrative costs in the first quarter of 2005 were higher than the comparative prior period due mainly to higher cash and stock-based compensation, higher travel costs, increased professional fees and additional bad debt expense.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense was essentially unchanged for the quarter ended March 31, 2005, as compared to the same quarter in 2004.

Interest expense, net. Interest expense, net increased $0.4 million for the three months ended March 31, 2005, as compared to the corresponding period in 2004. The interest rate swap agreement reduced interest expense by approximately $0.3 million during the first quarter of 2005 and was not in effect during the first quarter of 2004. The increase in interest expense was principally the result of higher levels of long-term indebtedness.

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

        Income tax benefit. We recorded an income tax benefit of $4.7 million for the three months ended March 31, 2005, as compared to $11.1 million for the corresponding period in 2004. The decline in the income tax benefit primarily results from a higher net loss for the three months ended March 31, 2004 as compared to the same period in 2005 attributable to the loss on early extinguishment of debt in the three months ended March 31, 2004. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis and it may change in subsequent interim periods. Our estimated annualized effective tax rate was 42% for the three months ended March 31, 2005, and 31% for the three months ended March 31, 2004. The effective income tax rate for 2005 is higher than the federal statutory rate due primarily to state income taxes.

Recent Accounting Pronouncements

See note 11 of the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 2.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal increases in accounts receivable, purchasing property and equipment and paying cash interest expense under our 8 3/8% senior subordinated notes due in April 2014 and cash interest expense, if any, under our senior secured revolving credit facility due in March 2009. In addition to cash and cash equivalents of $36.6 million at March 31, 2005 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $105 million. The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At March 31, 2005, no borrowings were outstanding under the revolving credit facility and the amount of that available credit was approximately $54.2 million, net of outstanding letters of credit of $12.5 million. Our working capital needs are typically at their lowest level in the first quarter and sharply increase in the second and third quarters to fund the increases in accounts receivable during those periods and the cash interest payment on our senior subordinated notes due on April 1 of each year.

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

The following key financial measurements reflect our financial position and capital resources as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31, 2005	December 31, 2004
Cash and cash equivalents	$36,601	$39,707
Working capital	82,284	89,647
Total debt(1)	200,000	200,000
Debt to debt and equity	55.1%	54.2%

(1)	The interest rate swap mark-to-market adjustments of ($0.5) million at March 31, 2005 and $0.8 million at December 31, 2004 are not included in total debt.

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major banks.

Senior Secured Credit Facility

The borrowings under our revolving credit facility are limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. At our option, these borrowings will bear annual interest at either the Eurodollar-based rate (“LIBOR”) plus 2.25%, or the domestic rate plus 0.75%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. We pay commitment fees at an annual rate of 0.375% on the unused portion of the facility.

Our subsidiaries have fully and unconditionally guaranteed the repayment of all amounts owing under the senior secured credit facility, on a joint and several basis. In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey. The credit agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures to 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12 month basis if the available credit under the facility falls below $15 million. The credit agreement provides that specified change of control events would constitute events of default.

At March 31, 2005, no borrowings were outstanding under the revolving credit facility, but we used $12.5 million for letters of credit.

Senior Subordinated Notes

To improve liquidity and provide more financial and operating flexibility, on March 31, 2004, we issued $200 million of 8 3/8% senior subordinated notes maturing April 1, 2014. Interest on these notes is payable semi-annually on April 1 and October 1 of each year. We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and to prepay outstanding debt. We paid $122.5 million to redeem our prior 12% senior subordinated notes, including a prepayment premium of $25.9 million, plus all accrued and unpaid interest through the redemption date of $1.6 million.

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

As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (i) borrowings available under our senior secured credit facility, plus the greater of $15 million or 7.5% of our tangible assets, or (ii) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equals or exceeds two times our total interest expense.

Interest Rate Swaps

Effective April 16, 2004, we entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. The swap agreements are marked to market each quarter with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on our results of operations from these adjustments as long as the swap agreements are in effect. During the three months ended March 31, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.3 million ($0.2 million, net of tax).

Cash Flow

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $1.9 million in the three months ended March 31, 2005 increased $3.4 million from the net cash used in the three months ended March 31, 2004. This increase is principally a result of lower interest payments.

Our net cash used for investing activities of $5.1 million increased $3.2 million for the three months ended March 31, 2005 from the net cash used in the three months ended March 31, 2004, primarily because of an acquisition we made in 2005 described below under “– Acquisitions” and increased purchases of property and equipment.

Our net cash provided from financing activities of $0.1 million in the three months ended March 31, 2005 decreased $10.3 million from the net cash provided in the three months ended March 31, 2004. This decline is primarily attributable to our March 2004 refinancing activities.

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

Our historical net cash provided (used) by operations and free cash flow is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net cash provided (used) by operations	$1,886	$(1,478)
Less: purchases of property, plant and equipment (net of disposals)	(4,025)	(1,935)

Free cash flow	$(2,139)	$(3,413)

Future Capital Requirements

For 2005, our current capital requirements include approximately $17.0 million of planned capital expenditures, subject to availability of equipment. In addition, in the normal course of business we lease certain equipment used in our operations under operating leases.

We believe, on the basis of current expectations, that our cash on hand, internally generated cash flow and available borrowings under our senior secured credit facility will be sufficient to provide the liquidity necessary to fund our operations and meet our capital and debt service requirements for at least the next 12 months.

Acquisitions

In January 2005, we acquired a small ready-mixed concrete operation in Knoxville, Tennessee. The purchase price was approximately $1.0 million in cash.

Since our inception, cash has been the primary component in the consideration we have paid to acquire businesses. We expect that cash would be a significant, if not the principal, element in acquisitions we might make in the foreseeable future.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements. From time to time, we may enter into noncancellable operating leases that would not be reflected on our balance sheet.

Commitments

The following are our contractual commitments associated with our indebtedness and lease obligations as of March 31, 2005 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Principal on debt	$200.0	$—	$—	$—	$200.0
Interest on debt (1)	159.1	16.8	33.5	33.5	75.3
Operating leases	33.0	7.4	12.8	6.3	6.5

Total	$392.1	$24.2	$46.3	$39.8	$281.8

(1)	Interest payments due under our 8 3/8% senior subordinated notes. The interest rate swap mark-to-market adjustments are not included in the contractual commitments.

The following are our commercial commitment expirations as of March 31, 2005 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$12.5	$12.5	$—	$—	$—
Purchase obligations	7.9	7.9	—	—	—
Performance bonds	8.5	8.5	—	—	—

Total	$28.9	$28.9	$—	$—	$—

Other

As reported in our report on Form 8-K filed with the SEC on April 7, 2005, we recently determined we had made certain stock issuances to some of our executive officers and key employees that either (1) exceeded the annual stock award limit per person under our 1999 incentive plan or (2) were made outside our 1999 incentive plan, in each case without obtaining stockholder approval as required by Nasdaq Marketplace Rule 4350(i)(A). We intend to cure our noncompliance with the Nasdaq rule by submitting to our stockholders at our 2005 annual meeting (1) a proposal to amend the plan to retroactively increase the per person annual limit and (2) a proposal to approve or ratify the issuance of the restricted shares we issued outside our 1999 incentive plan. If the proposals are not approved, the affected shares will be rescinded and, in that event, the compensation committee of our Board of Directors intends to approve other compensation to those recipients to replace the affected shares.

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

Effective April 16, 2004, we entered into interest rate swap agreements that have the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these senior subordinated notes effectively becomes variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps have been designated as fair-value hedges and have no ineffective portion. The notional amounts of the swaps match the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps match the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes will be LIBOR plus 3.16%. The swap agreements are marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. Because the swap agreements are considered an effective fair-value hedge, there will be no effect on our results of operations from these adjustments as long as the swap agreements are in effect. At March 31, 2005, the fair value of the interest rate swap was a liability of $0.5 million and was included in other long-term liabilities. During the first quarter of 2005, the interest rate swap agreements reduced our interest expense by approximately $0.3 million ($0.2 million, net of tax).

As of May 6, 2005, based on the cumulative notional amount of the outstanding interest rate swap agreements which effectively convert a portion of our fixed-rate debt to variable, our annual earnings would decrease by approximately $0.4 million, net of tax, for each one percentage point increase in the interest rates applicable to our interest rate swaps.

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

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the three months ended March 31, 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see note 10 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

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

U.S. CONCRETE, INC.

Date: May 10, 2005	By:	/s/ Robert D. Hardy
Robert D. Hardy
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).

3.2*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1	—Section 1350 Certification of Eugene P. Martineau.

32.2	—Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.