Form 10-Q
period 2005-06-30
US CONCRETE INC
filed 2005-08-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

     As of the close of business on August 8, 2005, U.S. Concrete, Inc. had 29,575,865 shares of its common stock, $0.001 par value, outstanding (excluding 97,395 treasury shares).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$31,775	$39,707
Trade accounts receivable, net	88,367	68,131
Inventories, net	20,973	20,085
Prepaid expenses	4,103	2,140
Other current assets	21,783	22,080

Total current assets	167,001	152,143

Property, plant and equipment, net	120,743	118,748
Goodwill	167,345	166,644
Other assets	10,144	11,624

Total assets	$465,233	$449,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$76,066	$62,496

Total current liabilities	76,066	62,496

Debt	200,000	200,777
Other long-term liabilities	19,783	17,037

Total liabilities	295,849	280,310

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Common stock	29	29
Additional paid-in capital	169,454	168,850
Retained earnings	3,862	4,306
Treasury stock, at cost	(636)	(400)
Deferred compensation	(3,325)	(3,936)

Total stockholders’ equity	169,384	168,849

Total liabilities and stockholders’ equity	$465,233	$449,159

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Sales	$153,214	$138,627	$245,713	$228,941
Cost of goods sold before depreciation, depletion and amortization	122,617	111,198	206,568	190,951

Gross profit before depreciation, depletion and amortization	30,597	27,429	39,145	37,990
Selling, general and administrative expenses	12,958	11,633	25,453	22,365
Depreciation, depletion and amortization	3,252	3,133	6,329	6,181

Income from operations	14,387	12,663	7,363	9,444
Interest expense, net	4,286	4,147	8,603	8,114
Loss on early extinguishment of debt	—	—	—	28,781
Other income, net	305	251	475	562

Income (loss) before income taxes	10,406	8,767	(765)	(26,889)
Income tax provision (benefit)	4,371	2,718	(321)	(8,335)

Net income (loss)	$6,035	$6,049	$(444)	$(18,554)

Basic and diluted net income (loss) per share	$0.21	$0.21	$(0.02)	$(0.66)

Basic common shares outstanding	28,575	28,166	28,537	28,164

Diluted common shares outstanding	29,055	28,647	28,537	28,164

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(444)	$(18,554)
Adjustments to reconcile net loss to net cash provided by operations:
Loss on early extinguishment of debt	—	28,781
Depreciation, depletion and amortization	6,329	6,181
Debt issuance cost amortization	651	694
Net gain on sale of property, plant and equipment	(263)	(303)
Deferred income taxes	(719)	(123)
Provision for doubtful accounts	698	542
Stock-based compensation	736	463
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(20,934)	(13,524)
Inventories	(881)	(1,445)
Prepaids and other current assets	(166)	(4,855)
Other assets	(85)	115
Accounts payable and accrued liabilities	15,535	6,173

Net cash provided by operations	457	4,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $617 and $412	(7,583)	(4,406)
Payments for acquisitions	(1,000)	—
Other investing activities	(40)	(151)

Net cash used by investing activities	(8,623)	(4,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	264,000
Repayments of borrowings	—	(219,031)
Debt retirement costs	—	(25,851)
Debt issuance costs	—	(10,259)
Purchase of treasury stock	(236)	—
Other financing activities	470	475

Net cash provided by financing activities	234	9,334

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,932)	8,922
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,707	7,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,775	$16,033

Supplemental disclosure of investing and financing activities:
Assets acquired in business combination	$332	$—
Additions to property, plant and equipment from exchanges	$—	$788
Issuance of common stock related to exercised stock options	$82	$66
Common stock received in settlement	$—	$1,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

          The accompanying Condensed Consolidated Financial Statements include the accounts of U.S. Concrete and its subsidiaries and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although U.S. Concrete believes that the disclosures made are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes in U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”). In the opinion of U.S. Concrete, all normally occurring adjustments necessary to state fairly the information in its unaudited Condensed Consolidated Financial Statements have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005.

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

          The following table illustrates the pro forma effect on net income (loss) and income (loss) per share as if U.S. Concrete were applying the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, to its stock-based compensation plans for the periods shown (in thousands, except per share amounts). The fair value has been determined using a Black-Scholes option-pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income (loss)	$6,035	$6,049	$(444)	$(18,554)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	215	192	427	319
Deduct: Total stock-based employee compensation expense calculated using the fair value method, net of related tax effects	(333)	(538)	(685)	(808)

Pro forma net income (loss)	$5,917	$5,703	$(702)	$(19,043)

Basic income (loss) per share:
Reported	$0.21	$0.21	$(0.02)	$(0.66)
Pro forma	$0.21	$0.20	$(0.02)	$(0.68)
Diluted income (loss) per share:
Reported	$0.21	$0.21	$(0.02)	$(0.66)
Pro forma	$0.20	$0.20	$(0.02)	$(0.68)

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

4.  INVENTORIES

          Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Raw materials	$7,844	$8,114
Finished products and supplies	13,129	11,971

	$20,973	$20,085

5.  GOODWILL

          The change in the carrying amount of goodwill from December 31, 2004 to June 30, 2005 was as follows (in thousands):

Balance at December 31, 2004	$166,644
Acquisition	701

Balance at June 30, 2005	$167,345

6.  DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

          A summary of debt is as follows (in thousands):

	June 30, 2005	December 31, 2004

Senior secured credit facility due 2009	$—	$—
8 3/8% senior subordinated notes due 2014 (1)	200,000	200,777

	200,000	200,777
Less: current maturities	—	—

	$200,000	$200,777

(1)

The June 30, 2005 carrying amount of the notes includes a $0.8 million decrease in valuation from December 31, 2004 related to the fair value of the interest rate swap agreements which were terminated in June 2005.

          On March 12, 2004, U.S. Concrete entered into a senior secured credit facility under which it initially borrowed $64 million to retire debt outstanding under its prior senior credit facility and to pay related transaction fees. It prepaid this borrowing on March 31, 2004 with the proceeds from its sale of its 8 3/8% senior subordinated notes described below. At June 30, 2005, the facility consisted of a $105 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2009. At June 30, 2005, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.25% or the domestic rate plus 0.75%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. Commitment fees at an annual rate of 0.375% are payable on the unused portion of the facility.

          The credit agreement relating to the new facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At June 30, 2005, no borrowings were outstanding under the credit facility and the amount of the available credit was approximately $72.2 million, net of outstanding letters of credit of $13.3 million.

        U.S. Concrete’s subsidiaries have jointly and severally and fully and unconditionally guaranteed the repayment of all amounts owing under the senior secured credit facility. In addition, U.S. Concrete collateralized the facility with the capital stock of its subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey. The credit agreement contains covenants limiting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures to 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $15 million. The credit agreement provides that specified change of control events would constitute events of default under the agreement.

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

          All subsidiaries of U.S. Concrete, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8 3/8% senior subordinated notes. U.S. Concrete directly or indirectly owns 100% of each subsidiary guarantor. Separate financial statements of the subsidiary guarantors are not provided because U.S. Concrete has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the nonguarantor subsidiaries are minor. There are no significant restrictions on the ability of U.S. Concrete or any guarantor to obtain funds from its subsidiaries by dividend or loan.

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

          On April 16, 2004, U.S. Concrete entered into interest rate swap agreements with a notional value of $70 million.  U.S. Concrete terminated these agreements in June 2005.  When they were in effect, these interest rate swap agreements had the economic effect of modifying the interest obligations associated with $70 million of U.S Concrete’s 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year.  The swaps were designated as fair-value hedges and had no ineffective portion. The notional amounts of the swaps matched the principal amounts of the hedged portion of the notes, and the termination dates of the swaps matched the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%. The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. Because the swap agreements were considered an effective fair-value hedge, there was no effect on U.S. Concrete’s results of operations from these adjustments while the swap agreements were in effect.  Upon termination of these interest rate swap agreements, U.S. Concrete received $2.2 million in cash as settlement proceeds.  The cash proceeds have been included in “changes in operating assets and liabilities, net of acquisitions” within the accompanying Condensed Consolidated Statements of Cash Flows.  The cash received has been recorded against the fair values of the respective agreements and the resulting net gain of $2.0 million is being amortized over the remaining life of the underlying debt instruments as an adjustment to interest expense.  There were no interest rate swap agreements outstanding as of June 30, 2005.  During the six months ended June 30, 2005, the interest rate swap agreements reduced U.S. Concrete’s interest expense by approximately $0.5 million.

          For the six months ended June 30, U.S. Concrete’s interest payments were approximately $8.7 million in 2005 and $5.7 million in 2004.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

7.  INCOME TAXES

          In accordance with applicable generally accepted accounting principles, U.S. Concrete estimates for each interim reporting period the effective tax rate it expects for the full fiscal year and uses that estimated rate in providing its income taxes on a current year-to-date basis.

           The effective income tax rate of 31% for for the six months ended June 30, 2004 differed from the federal statutory rate of 35%, due primarily to the ordinary loss on early extinguishment of debt. The effective income tax rate of 42% for the six months ended June 30, 2005 differed from the federal statutory rate of 35%, due primarily to state income taxes.

          For the six months ended June 30, U.S. Concrete’s income tax payments were approximately $0.5 million in 2005 and $0.2 million in 2004.  For the six months ended June 30, U.S. Concrete received income tax refunds of approximately $0.3 million in 2005, related to a net operating loss carryback from 2001 to 2000, and $1.6 million in 2004, primarily from the overpayment of its 2003 estimated federal tax payments.

8.  STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

          The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	June 30, 2005	December 31, 2004

Shares authorized	60,000	60,000
Shares outstanding at end of period	29,379	29,344
Shares held in treasury	97	59

          U.S. Concrete is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of June 30, 2005 and December 31, 2004.

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

          In 2003, U.S. Concrete offered eligible employees the opportunity to exchange certain outstanding stock options for shares of restricted stock. Of the eligible options subject to the offer, 62,614 options were not exchanged. Of those options, as of June 30, 2005, approximately 52,478 options remained outstanding and are accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is approximately $8.04. In the future, to the extent that U.S. Concrete’s stock price exceeds an option’s exercise price, the difference will be recorded as a noncash compensation charge, with an offset to additional paid-in capital.

          During the six months ended June 30, 2005, U.S. Concrete issued approximately 20,000 shares of restricted stock under its plans to employees, at a total value of $0.1 million, as grants issued for promotions and new hires. In general, the restricted stock grants vest ratably over a four-year period.

          As of June 30, the outstanding shares of restricted stock totaled approximately 700,000 in 2005 and approximately 805,000 in 2004. U.S. Concrete recognized stock-based compensation expense of approximately $0.4 million for the three months ended June 30, 2005 and $0.7 million for the six months ended June 30, 2005. U.S. Concrete recognized stock-based compensation expense of approximately $0.3 million for the three months ended June 30, 2004 and $0.5 million for the six months ended June 30, 2004.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Treasury Stock

          Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having U.S. Concrete make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, U.S. Concrete withheld approximately 38,000 shares during the six months ended June 30, 2005, at a total value of $0.2 million, and those shares were accounted for as treasury stock.

9.  SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

          The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted average basis in calculating basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Basic weighted average common shares outstanding	28,575	28,166	28,537	28,164
Effect of dilutive stock options and awards	480	481	—	—

Diluted weighted average common shares outstanding	29,055	28,647	28,537	28,164

          For the three-month periods ended June 30, stock options and awards covering 2.8 million shares in 2005 and 1.9 million shares in 2004 were excluded from the computation of the net loss per share because their effect would have been antidilutive.  For the six- month periods ended June 30, stock options and awards covering 3.6 million shares in 2005 and 1.8 million shares in 2004 were excluded from the computation of the net loss per share because their effect would have been antidilutive.

10.  COMMITMENTS AND CONTINGENCIES

          From time to time, and currently, U.S. Concrete is subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of its operations.

          U.S. Concrete believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, U.S. Concrete cannot provide assurance that the resolution of any particular claim or proceeding to which it or any of its subsidiaries is a party will not have a material adverse effect on its consolidated results of operations or liquidity for the fiscal period in which that resolution occurs. U.S. Concrete expects in the future that it and its operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of its business.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

          As permitted under Delaware law, U.S. Concrete has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at U.S. Concrete’s request in such capacity. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete has a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of June 30, 2005.

          U.S. Concrete and its subsidiaries are parties to agreements that require them to provide indemnification in certain instances when they acquire businesses and real estate and in the ordinary course of business with their customers, suppliers, lessors and service providers.

Insurance Programs

          U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under certain components of its insurance program, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, U.S. Concrete’s deductible retention per occurrence for auto and general liability insurance programs are $0.5 million for 2005 and 2004, and its deductible retention per occurrence for its workers’ compensation insurance programs are $1.0 million for 2005 and 2004, although certain of its operations are self-insured for workers’ compensation. U.S. Concrete funds these deductibles and records an expense for expected losses under the programs. The expected losses are determined using a combination of U.S. Concrete’s historical loss experience and subjective assessments of U.S. Concrete’s future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although U.S. Concrete believes that the estimated losses are reasonable, significant differences related to the items noted above could materially affect U.S. Concrete’s insurance obligations and future expense.

Performance Bonds

          In the normal course of business, U.S. Concrete and its subsidiaries are contingently liable for performance under $17.3 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. U.S. Concrete and its subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payment,” which is effective for public companies for interim or annual periods beginning after June 15, 2005 and was initially required to be adopted by U.S. Concrete in its third quarter of fiscal 2005, beginning on July 1, 2005. However, in April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Accordingly, U.S. Concrete will adopt SFAS No. 123R beginning January 1, 2006.  The adoption of SFAS No. 123R could have a significant impact on U.S. Concrete’s consolidated statements of operations because the new standard will require U.S. Concrete to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on the consolidated net income in the footnotes to its consolidated financial statements. U.S. Concrete does not believe that the impact would be materially different from the amounts reflected in the pro forma disclosures under SFAS No. 123 in note 3 to these Condensed Consolidated Financial Statements.

          In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”), that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost. As a result of this consensus, all post-production stripping costs will be considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The guidance in this consensus is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. At June 30, 2005, U.S. Concrete’s capitalized stripping costs were $0.4 million. U.S. Concrete is currently evaluating the impact EITF 04-6 will have on its financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required in accounting pronouncements when no specific transition provisions are provided.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for the fiscal periods beginning after December 15, 2005 and is required to be adopted by U.S. Concrete beginning on January 1, 2006.  U.S. Concrete is currently evaluating the effect of the adoption of SFAS No. 154 on its consolidated financial position, results of operations and cash flows, but does not expect it to have a material impact.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” (“FIN 47”).  FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated.  FIN 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of the asset retirement obligation.  FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005.  U.S. Concrete is currently evaluating the effect of the adoption of FIN 47 on its consolidated financial position, results of operations and cash flows, but does not expect it to have a material impact.

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

          The markets for our products are generally local, and our operating results are subject to swings in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins, as ready-mixed concrete sold for commercial and industrial construction is generally more profitable than that sold for residential construction. Commercial and industrial jobs also provide ready-mixed concrete producers more opportunities to sell value-added concrete mix designs for various high-performance requirements that often include admixtures, such as chemicals, minerals and fibers, or color conditioning additives.

          The ready-mixed concrete business is subject to seasonal variations. In particular, demand for our products and services during the winter months is typically lower than in other months of the year because of inclement weather. In addition, sustained periods of inclement weather and other weather conditions could postpone or delay projects in our markets.

          During the first four months of 2005, we experienced sustained adverse weather conditions and permitting delays that exceeded historical norms for this period, primarily in our California markets, which resulted in lower than expected sales volume during that period.  In May and June 2005, we experienced more normalized weather patterns, which enabled us to begin to achieve sustained production levels and related efficiencies more consistent with management’s expectations and plans.  Should we experience sustained adverse weather in our markets in the future, our sales volumes and results of operations would be adversely affected.

          During the last three quarters of 2004, supplies of cement were tight in some of our markets as a result of increased demand for cement, lower inventories of cement, downtime at certain cement plants and insufficient availability to increase imports of cement. This shortage curtailed some sales of our ready-mixed concrete and cement prices increased, which adversely affected our gross margins.  During the first quarter of 2005, cement shortages temporarily abated, although tightness of supply brought about by strong domestic consumption and insufficient availability of imported cement resulted in a continuation of the cement price increases experienced in the prior year.  In the second quarter of 2005, these conditions persisted and we began to experience cement shortages in our South Central region, primarily in Texas, along with further increases in cement prices in all of our regions.  These shortages had a negative impact on our operating results through both decreased sales and higher costs of raw materials during the second quarter of 2005.  Because of expected continued strong domestic consumption and insufficient availability of cement, we could experience continued shortages in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.

          Through the second quarter of 2005, our product pricing and backlog continued to increase in most of our markets.  These price increases have allowed us to absorb the rising cost of raw materials (primarily cement and aggregates).  However, gains on increased prices were offset by higher labor and delivery costs and selling, general and administrative expenses during the quarter.  Sustaining or improving our margins in the future will depend on market conditions and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

          Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products. We obtain most of these materials from third parties and generally have only a few days’ supply at each of our plants. These costs vary with our levels of production. Our cost of goods sold also includes labor, primarily for delivery personnel, and insurance costs and the operating, maintenance and rental expenses we incur in operating our plants, mixer trucks and other vehicles.

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

          Accounting Rules and Regulations. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	accounting for share-based payments;
•	accounting for income taxes; and
•	accounting for business combinations and related goodwill.

          In particular, the Financial Accounting Standards Board (the “FASB”) recently adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, which could have a significant impact on our consolidated statements of operations, because it will require us to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on the consolidated net income in the footnotes to our consolidated financial statements.

          Tax Liabilities. We are subject to federal, state and local income taxes, applicable to corporations generally, as well as non-income based taxes. Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of business, we make calculations in which the ultimate tax determination is uncertain. We are also from time to time under audit by state and local tax authorities. Although we can provide no assurance that the final determination of our tax liabilities will not differ from what our historical income tax provisions and accruals reflect, we believe our tax estimates are reasonable.

          Proposed Regulatory Modifications. The California Regional Water Quality Control Board for the Central Valley Region has issued a draft order to regulate discharges of concrete wastewater and solid wastes associated with concrete manufacturing from ready-mixed concrete plants located in and near the Sacramento, California area. This order would affect four of our ready-mixed concrete plants in Northern California. If approved in its current draft form, the order would (1) require all existing ready-mixed concrete plants in the area to retrofit or reconstruct their waste management units to provide impermeable containment of all concrete wastewater with leak detection systems and (2) require all new ready-mixed concrete plants in the area to be constructed with similar waste management units. The draft order provides that operators of existing ready-mixed concrete plants in the area would have 180 days to apply for coverage under the order, and then one year after coverage is obtained to complete all required plant retrofitting. If the order is approved in its current draft form, the cost of capital improvements to our four plants in the affected area may be up to $1.0 million per plant. Also, if the order is considered and adopted by other Northern California regional boards of the California Water Quality Control Board, we might incur similar costs to retrofit our existing plants in those areas affected. Actual capital expenditures may vary significantly and will ultimately depend on final regulations. In June 2005, the California Regional Water Quality Control Board for the Central Valley Region delayed approval of the order to provide the Construction Materials Association of California and various concrete producers time to provide certain information to it for further consideration.

Critical Accounting Policies

          We have outlined our critical accounting policies in Item 7 of the 2004 10-K.  Our critical accounting policies involve the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes and the valuation and useful lives of property, plant and equipment. During the six months ended June 30, 2005, we made no changes in the application of our critical accounting policies presented in the 2004 10-K. See note 1 to our consolidated financial statements included in Item 8 of the 2004 10-K for a discussion of these accounting policies.

Results of Operations

          The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,

	2005		2004		2005		2004

	(unaudited)				(unaudited)
Sales	$153,214	100.0%	$138,627	100.0%	$245,713	100.0%	$228,941	100.0%
Cost of goods sold (1)	122,617	80.0	111,198	80.2	206,568	84.1	190,951	83.4

Gross profit (1)	30,597	20.0	27,429	19.8	39,145	15.9	37,990	16.6
Selling, general and administrative expenses	12,958	8.4	11,633	8.4	25,453	10.4	22,365	9.7
Depreciation, depletion and amortization	3,252	2.2	3,133	2.3	6,329	2.5	6,181	2.7

Income from operations	14,387	9.4	12,663	9.1	7,363	3.0	9,444	4.2
Interest expense, net	4,286	2.8	4,147	3.0	8,603	3.5	8,114	3.5
Loss on early extinguishments of debt	—	0.0	—	0.0	—	0.0	28,781	12.6
Other income, net	305	0.1	251	0.2	475	0.2	562	0.2

Income (loss) before income taxes	10,406	6.8	8,767	6.3	(765)	(0.3)	(26,889)	(11.7)
Income tax provision (benefit)	4,371	2.9	2,718	2.0	(321)	(0.2)	(8,335)	(3.6)

Net income (loss)	$6,035	3.9%	$6,049	4.3%	$(444)	(0.1)%	$(18,554)	(8.1)%

(1)	Cost of goods sold and gross profit are before depreciation, depletion and amortization.

          Sales. Sales increased $14.6 million, or 10.5%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004. This increase was primarily attributable to a 10.6% increase in the average sales price of ready-mixed concrete, a 2.1% increase in precast and other building materials sales and a 1.9% increase in ready-mixed concrete sales volume in the quarter ended June 30, 2005.  Sales increased $16.8 million, or 7.3%, for the six months ended June 30, 2005, as compared to the corresponding period in 2004.  This increase was primarily attributable to a 11.4% increase in the average sales price of ready-mixed concrete and a 3.9% increase in precast and other building materials sales over the 2004 period, which was partially offset by a 3.0% decline in ready-mixed concrete sales volume, as compared to the corresponding period in 2004.

          Gross profit before depreciation, depletion and amortization. Gross profit increased $3.2 million, or 11.5%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004. Gross profit margins were 20.0% for the three months ended June 30, 2005 and 19.8% for the three months ended June 30, 2004. The increase in gross profit was primarily attributable to an increase in the average sales price of ready-mixed concrete, partially offset by increased raw material, labor and delivery costs.  Gross profit increased $1.2 million, or 3.0%, for the six months ended June 30, 2005, as compared to the corresponding period in 2004. The increase in gross profit was primarily attributable to an increase in the average sales price of ready-mixed concrete, partially offset by lower ready-mixed concrete sales volume and increased raw material, labor and delivery costs.  Gross profit margins were 15.9% for the six months ended June 30, 2005 and 16.6% for the corresponding period in 2004.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.3 million, or 11.4%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004. These expenses increased $3.1 million, or 13.8%, for the six months ended June 30, 2005, as compared to the corresponding period in 2004.  These increases were primarily attributable to higher compensation expenses, including incentive and stock-based compensation, increased professional fees and higher travel costs.

          Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.1 million, or 3.8%, for the three months ended June 30, 2005, as compared to the corresponding period in 2004.  The increase was primarily attributable to capital expenditures acquired and placed in service in the three months ended June 30, 2005.  Depreciation, depletion and amortization expense was essentially unchanged for the six months ended June 30, 2005, as compared to the corresponding period in 2004.

          Interest expense, net. Interest expense, net increased $0.1 million for the three months ended June 30, 2005, as compared to the corresponding period in 2004. These expenses increased $0.5 million for the six months ended June 30, 2005, as compared to the corresponding period in 2004 and was principally the result of higher levels of long-term indebtedness.

          Loss on early extinguishment of debt. During the six months ended June 30, 2004, as a result of the March 2004 refinancing, we recognized an ordinary loss on early extinguishment of debt of $28.8 million, which consisted of $25.9 million in premium payments to holders of the subordinated notes we prepaid and a write-off of $2.9 million of debt issuance costs associated with all the debt paid.

        Income tax provision/benefit. We recorded an income tax provision of $4.4 million for the three months ended June 30, 2005, as compared to $2.7 million for the corresponding period in 2004.  The increase was primarily attributable to increased pretax income and a higher effective income tax rate for the three months ended June 30, 2005, as compared to the corresponding period in 2004.  We recorded an income tax benefit of $0.3 million for the six months ended June 30, 2005, as compared to $8.3 million for the corresponding period in 2004.  The decline in the income tax benefit primarily resulted from a higher net loss for the six months ended June 30, 2004, as compared to the corresponding period in 2005, which was attributable to the loss on early extinguishment of debt in the six months ended June 30, 2004. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our estimated annualized effective tax rate was 42% for the six months ended June 30, 2005 and 31% for the six months ended June 30, 2004. The effective income tax rate for 2005 is higher than the federal statutory rate due primarily to state income taxes.

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is effective for public companies for interim or annual periods beginning after June 15, 2005 and was initially required to be adopted by us in our third quarter of fiscal 2005, beginning on July 1, 2005. However, in April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Accordingly, we will adopt SFAS No. 123R beginning January 1, 2006.  The adoption of SFAS No. 123R could have a significant impact on our consolidated statements of operations because the new standard will require us to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on the consolidated net income in the footnotes to our consolidated financial statements. We do not believe that the impact would be materially different from the amounts reflected in the pro forma disclosures under SFAS No. 123 in note 3 to the accompanying Condensed Consolidated Financial Statements.

          In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”), that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost. As a result of this consensus, all post-production stripping costs will be considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The guidance in this consensus is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. At June 30, 2005, our capitalized stripping costs were $0.4 million. We are currently evaluating the impact EITF 04-6 will have on our financial statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required in accounting pronouncements when no specific transition provisions are provided.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for the fiscal periods beginning after December 15, 2005 and is required to be adopted by us beginning on January 1, 2006.  We are currently evaluating the effect of the adoption of SFAS No. 154 on our consolidated financial position, results of operations and cash flows, but we do not expect it to have a material impact.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” (“FIN 47”).  FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated.  FIN 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of the asset retirement obligation.  FIN 47 is effective no later than the end of the fiscal years ending after December 15, 2005.  We are currently evaluating the effect of the adoption of FIN 47 on our consolidated financial position, results of operations and cash flows, but we do not expect it to have a material impact.

Liquidity and Capital Resources

          Our primary short-term liquidity needs consist of financing seasonal increases in accounts receivable, purchasing property and equipment and paying cash interest expense under our 8 3/8% senior subordinated notes due in April 2014 and cash interest expense, if any, under our senior secured revolving credit facility due in March 2009. In addition to cash and cash equivalents of $31.8 million at June 30, 2005 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $105 million. The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At June 30, 2005, no borrowings were outstanding under the revolving credit facility and the amount of that available credit was approximately $72.2 million, net of outstanding letters of credit of $13.3 million. Our working capital needs are typically at their lowest level in the first quarter and sharply increase in the second and third quarters to fund the increases in accounts receivable during those periods and the cash interest payment on our senior subordinated notes due on April 1 of each year.

          The principal factors that could adversely affect the availability of our internally generated funds include:

•	any deterioration of sales, because of weakness in markets in which we operate;
•	any decline in gross margins due to shifts in our project mix or our inability to absorb any increase in raw materials or other costs; and
•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	covenants contained in our credit facility and the indenture governing our 8 3/8% senior subordinated notes;
•	volatility in the markets for corporate debt; and
•	fluctuations in the market price of our common stock or 8 3/8% senior subordinated notes.

          The following key financial measurements reflect our financial position and capital resources as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005	December 31, 2004

Cash and cash equivalents	$31,775	$39,707
Working capital	90,935	89,647
Total debt (1)	200,000	200,000
Debt to debt and equity	54.1%	54.2%

(1)	The interest rate swap mark-to-market adjustment of $0.8 million at December 31, 2004 is not included in total debt.

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

          Our subsidiaries have fully and unconditionally guaranteed the repayment of all amounts owing under the senior secured credit facility, on a joint and several basis. In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey. The credit agreement contains covenants limiting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures to 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $15 million. The credit agreement provides that specified change of control events would constitute events of default.

          At June 30, 2005, no borrowings were outstanding under the revolving credit facility, and we used $13.3 million of our availability for letters of credit.

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

Interest Rate Swaps

          On April 16, 2004, we entered into interest rate swap agreements with a notional value of $70 million.  We terminated these agreements in June 2005.  When they were in effect, these interest rate swap agreements had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps were designated as fair-value hedges and had no ineffective portion. The notional amounts of the swaps matched the principal amounts of the hedged portion of the notes, and the termination dates of the swaps matched the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%. The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from these adjustments while the swap agreements were in effect. Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  The cash proceeds have been included in “changes in operating assets and liabilities, net of acquisitions” within the accompanying Condensed Consolidated Statements of Cash Flows.  The cash received has been recorded against the fair values of the respective agreements and the resulting net gain of $2.0 million is being amortized over the remaining life of the underlying debt instruments as an adjustment to interest expense.  There were no interest rate swap agreements outstanding as of June 30, 2005.  During the six months ended June 30, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.5 million.

Cash Flow

          Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $0.5 million in the six months ended June 30, 2005 decreased $3.7 million from the net cash provided by operating activities in the six months ended June 30, 2004. This decrease is principally a result of lower operating income, lower income tax refunds and higher interest payments, partially offset by the proceeds from the early termination of the interest rate swap agreements.

          Our net cash used for investing activities of $8.6 million increased $4.1 million for the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, primarily because of increased purchases of property and equipment and an acquisition we made in 2005 described below under “– Acquisitions.”

          Our net cash provided by financing activities of $0.2 million for the six months ended June 30, 2005 decreased $9.1 million from the net cash provided for the six months ended June 30, 2004. This decline is primarily attributable to our March 2004 refinancing activities.

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

          Our historical net cash provided by operations and free cash flow is as follows (in thousands):

	Six Months Ended June 30,

	2005	2004

Net cash provided by operations	$457	$4,145
Less: Purchases of property and equipment (net of disposals)	(7,583)	(4,406)

Free cash flow	$(7,126)	$(261)

Future Capital Requirements

          For the last six months of 2005, our capital requirements include approximately $6.0 to $7.0 million of planned capital expenditures, including expansion and relocation capital expenditures, subject to availability of equipment.  Included in that amount is approximately $0.9 million we plan to spend to upgrade certain plant and manufacturing equipment in connection with the planned consolidation of our precast concrete operations in Northern California.  We expect to also incur approximately $0.9 million of one-time expenses for moving, relocation and severance costs and employee retention payments in connection with that consolidation.  In addition, in the normal course of business we lease certain equipment used in our operations under operating leases.

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

          Subsequent to our initial public offering in 1999, cash has been the primary component in the consideration we have paid to acquire businesses. We expect that cash would be a significant, if not the principal, element in acquisitions we might make in the foreseeable future.

Off-Balance Sheet Arrangements

          We do not currently have any off-balance sheet arrangements. From time to time, we may enter into noncancellable operating leases that would not be reflected on our balance sheet.

Commitments

          The following are our contractual commitments associated with our indebtedness and lease obligations as of June 30, 2005 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$200.0	$—	$—	$—	$200.0
Interest on debt (1)	150.8	8.4	33.5	33.5	75.4
Operating leases	34.5	7.1	13.5	7.0	6.9

Total	$385.3	$15.5	$47.0	$40.5	$282.3

(1)	Interest payments due under our 8 3/8% senior subordinated notes.

The following are our commercial commitment expirations as of June 30, 2005 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$13.3	$13.3	$—	$—	$—
Purchase obligations	7.9	7.9	—	—	—
Performance bonds	17.3	17.3	—	—	—

Total	$38.5	$38.5	$—	$—	$—

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may in the future utilize them to manage our fixed to variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values.

          The issuance of our 8 3/8% senior subordinated notes increased the amount of our fixed-rate debt outstanding from $95 million to $200 million. The fair value of the debt will vary as interest rates change.

          On April 16, 2004, we entered into interest rate swap agreements with a notional value of $70 million.  We subsequently terminated these agreements in June 2005.  When they were in effect, these interest rate swap agreements had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these senior subordinated notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps were designated as fair-value hedges and had no ineffective portion. The notional amounts of the swaps matched the principal amounts of the hedged portion of the notes, and the termination dates of the swaps matched the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%. The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from these adjustments while the swap agreements were in effect. Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  The cash proceeds have been included in “changes in operating assets and liabilities, net of acquisitions” within the accompanying Condensed Consolidated Statements of Cash Flows.  The cash received has been recorded against the fair values of the respective agreements and the resulting net gain of $2.0 million is being amortized over the remaining life of the respective debt instruments as an adjustment to interest expense.  During the six months ended June 30, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.5 million.

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

Item 4.  Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the three months ended June 30, 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

          For information about litigation involving us, see note 10 to the Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          In the second quarter of 2005, we purchased 38,337 shares of restricted stock from employees who elected to have us make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having an aggregate value on the date of vesting equal to their tax obligations.  The following table provides information regarding those repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 – 30	0	N/A	None	N/A
May 1 – 31	29,246	$ 6.02	None	N/A
June 1 – 30	9,091	$ 6.45	None	N/A
Total	38,337	$ 6.12	None	N/A

Item 4.  Submission of Matters to a Vote of Security Holders

1.     At our annual meeting of stockholders held on May 17, 2005, our stockholders elected Murray S. Simpson and Robert S. Walker as directors of U.S. Concrete with terms expiring in 2008.  Votes cast to elect Murray S. Simpson were 24,280,707 for and 2,845,611 withheld.  Votes cast to elect Robert S. Walker were 19,273,385 for and 7,852,933 withheld.  Terms of office for continuing directors expire (1) in 2006 for Eugene P. Martineau and T. William Porter and (2) in 2007 for John R. Colson, Vincent D. Foster and Mary P. Ricciardello.

2.     At our annual meeting of stockholders held on May 17, 2005, our stockholders approved an amendment to our 1999 Incentive Plan.  For a description of the plan and the amendment, please see pages 26-34 of our proxy statement relating to our 2005 annual meeting of stockholders, as filed with the SEC on April 25, 2005, which description is incorporated herein by reference.  Votes cast to approve the amendment to our 1999 Incentive Plan were 15,073,418 for and 7,006,529 against, with 8,456 abstentions and 5,037,915 broker non-votes.

3.     At our annual meeting of stockholders held on May 17, 2005, our stockholders ratified grants of restricted stock to three of our executive officers.  For a description of the grants of restricted stock, please see page 35 of our proxy statement relating to our 2005 annual meeting of stockholders, as filed with the SEC on April 25, 2005, which description is incorporated herein by reference.  Votes cast to ratify the grants of restricted stock to three of our executive officers were 19,750,197 for and 2,269,044 against, with 69,162 abstentions and 5,037,915 broker non-votes.

4.     At our annual meeting of stockholders held on May 17, 2005, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of U.S. Concrete for the year ending December 31, 2005.  Votes cast to ratify PricewaterhouseCoopers LLP were 26,989,626 for and 70,616 against, with 66,074 abstentions and no broker non-votes.

Item 5.  Other Information

On August 3, 2005, the compensation committee of our board of directors approved a cash bonus payment of $12,000 to Cesar Monroy, our Treasurer.

Item 6.  Exhibits

Exhibit Number	Description

3.1*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
10.1*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Terry Green relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.1).
10.2*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Robert D. Hardy relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.2).
10.3*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Michael W. Harlan relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.3).
10.4*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Wallace H. Johnson relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.4).
10.5*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Gary J. Konnie relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.5).
10.6*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Eugene P. Martineau relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.6).
10.7*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Raymond C. Turpin relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.7).
10.8*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Donald C. Wayne relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.8).
10.9*

—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Michael W. Harlan relating to specified stock  issuances, including related stock award agreement (Form 8-K filed April 7, 2005, Exhibit 10.9).

10.10*

—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Eugene P. Martineau relating to specified  stock issuances, including related stock award agreement (Form 8-K filed April 7, 2005, Exhibit 10.10).

10.11*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Cesar Monroy relating to specified stock issuances (Form 8-K filed April 7, 2005, Exhibit 10.11).
10.12*	—Restricted stock award agreement, dated as of April 8, 2003, between U.S. Concrete, Inc. and Cesar Monroy (Form 8-K filed April 7, 2005, Exhibit 10.12).
10.13*	—U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan (Form 8-K filed April 15, 2005, Exhibit 10.1).
10.14*	—Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. dated May 17, 2005 (Definitive Proxy Statement on Schedule 14A filed on April 25, 2005, Appendix B).
10.15*	—Amendment No. 1, dated June 1, 2005, to Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 8-K filed June 7, 2005, Exhibit 10.1).
31.1	— Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.
31.2	— Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	— Section 1350 Certification of Eugene P. Martineau.
32.2	— Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: August 9, 2005	By:	/s/ ROBERT D. HARDY

Robert D. Hardy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	—Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
10.1*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Terry Green relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.1).
10.2*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Robert D. Hardy relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.2).
10.3*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Michael W. Harlan relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.3).
10.4*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Wallace H. Johnson relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.4).
10.5*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Gary J. Konnie relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.5).
10.6*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Eugene P. Martineau relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.6).
10.7*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Raymond C. Turpin relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.7).
10.8*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Donald C. Wayne relating to stock issuances under 1999 Incentive Plan (Form 8-K filed April 7, 2005, Exhibit 10.8).
10.9*

—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Michael W. Harlan relating to specified stock issuances, including related stock award agreement (Form 8-K filed April 7, 2005, Exhibit 10.9).

10.10*

—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Eugene P. Martineau relating to specified stock issuances, including related stock award agreement (Form 8-K filed April 7, 2005, Exhibit 10.10).

10.11*	—Agreement, dated as of April 5, 2005, between U.S. Concrete, Inc. and Cesar Monroy relating to specified stock issuances (Form 8-K filed April 7, 2005, Exhibit 10.11).
10.12*	—Restricted stock award agreement, dated as of April 8, 2003, between U.S. Concrete, Inc. and Cesar Monroy (Form 8-K filed April 7, 2005, Exhibit 10.12).
10.13*	—U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan (Form 8-K filed April 15, 2005, Exhibit 10.1).
10.14*	—Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. dated May 17, 2005 (Definitive Proxy Statement on Schedule 14A filed on April 25, 2005, Appendix B).
10.15*	—Amendment No. 1, dated June 1, 2005, to Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 8-K filed June 7, 2005, Exhibit 10.1).
31.1	— Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.
31.2	— Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	— Section 1350 Certification of Eugene P. Martineau.
32.2	— Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.