Form 10-Q
period 2005-09-30
US CONCRETE INC
filed 2005-11-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of the close of business on November 7, 2005, U.S. Concrete, Inc. had 29,567,259 shares of its common stock, $0.001 par value, outstanding (excluding 138,519 treasury shares).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$48,015	$39,707
Trade accounts receivable, net	98,199	68,131
Inventories, net	20,906	20,085
Prepaid expenses	3,358	2,140
Other current assets	13,846	22,080

Total current assets	184,324	152,143

Property, plant and equipment, net	121,678	118,748
Goodwill	167,345	166,644
Other assets	9,997	11,624

Total assets	$483,344	$449,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$85,278	$62,496

Total current liabilities	85,278	62,496

Debt	200,000	200,777
Other long-term liabilities	19,304	17,037

Total liabilities	304,582	280,310

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Common stock	30	29
Additional paid-in capital	170,920	168,850
Retained earnings	12,862	4,306
Treasury stock, at cost	(892)	(400)
Deferred compensation	(4,158)	(3,936)

Total stockholders’ equity	178,762	168,849

Total liabilities and stockholders’ equity	$483,344	$449,159

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Sales	$172,297	$148,252	$418,010	$377,193
Cost of goods sold before depreciation, depletion and amortization	136,997	118,157	343,565	309,108

Gross profit before depreciation, depletion and amortization	35,300	30,095	74,445	68,085
Selling, general and administrative expenses	12,892	11,533	38,345	33,899
Depreciation, depletion and amortization	3,454	3,170	9,783	9,351

Income from operations	18,954	15,392	26,317	24,835
Interest expense, net	4,336	4,134	12,939	12,247
Loss on early extinguishment of debt	—	—	—	28,781
Other income, net	396	207	871	769

Income (loss) before income taxes	15,014	11,465	14,249	(15,424)
Income tax provision (benefit)	6,014	3,478	5,693	(4,858)

Net income (loss)	$9,000	$7,987	$8,556	$(10,566)

Basic net income (loss) per share	$0.31	$0.28	$0.30	$(0.37)

Diluted net income (loss) per share	$0.31	$0.28	$0.29	$(0.37)

Basic common shares outstanding	28,691	28,279	28,559	28,202

Diluted common shares outstanding	29,278	28,792	29,097	28,202

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,556	$(10,566)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss on early extinguishment of debt	—	28,781
Depreciation, depletion and amortization	9,783	9,351
Debt issuance cost amortization	977	1,035
Net gain on sale of property, plant and equipment	(201)	(318)
Deferred income taxes	4,848	(1,271)
Provision for doubtful accounts	946	703
Stock-based compensation	1,186	820
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(31,014)	(22,414)
Inventories	(814)	(2,346)
Prepaids and other current assets	1,919	(1,771)
Other assets	(338)	618
Accounts payable and accrued liabilities	25,368	12,669

Net cash provided by operations	21,216	15,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $640 and $553	(11,960)	(5,996)
Payments for acquisitions	(1,000)	—
Other investing activities	(110)	(149)

Net cash used by investing activities	(13,070)	(6,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	264,000
Repayments of borrowings	—	(219,039)
Debt retirement costs	—	(25,851)
Debt issuance costs	—	(10,259)
Purchase of treasury stock	(492)	(280)
Other financing activities	654	520

Net cash provided by financing activities	162	9,091

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,308	18,237
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,707	7,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,015	$25,348

Supplemental disclosure of investing and financing activities:
Assets acquired in business combination	$332	$—
Issuance of common stock related to exercised stock options	$265	$117
Additions to property, plant and equipment from exchanges	$—	$788
Common stock received in settlement	$—	$1,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

          The accompanying Condensed Consolidated Financial Statements include the accounts of U.S. Concrete and its subsidiaries and have been prepared by U.S. Concrete, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although U.S. Concrete believes that the disclosures made are adequate to make the information presented not misleading. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes in U.S. Concrete’s annual report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”). In the opinion of U.S. Concrete, all adjustments necessary to state fairly the information in its unaudited Condensed Consolidated Financial Statements have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results expected for the year ending December 31, 2005.

          The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

          U.S. Concrete has not changed its accounting policies since December 31, 2004. For a description of those policies, refer to note 1 of the consolidated financial statements in the 2004 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income (loss)	$9,000	$7,987	$8,556	$(10,566)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	285	247	712	566
Deduct: Total stock-based employee compensation expense calculated using the fair value method, net of related tax effects	(354)	(498)	(1,047)	(1,306)

Pro forma net income (loss)	$8,931	$7,736	$8,221	$(11,306)

Earnings (loss) per share:
Basic – as reported	$0.31	$0.28	$0.30	$(0.37)
Diluted – as reported	$0.31	$0.28	$0.29	$(0.37)
Basic – pro forma	$0.31	$0.27	$0.29	$(0.40)
Diluted – pro forma	$0.30	$0.27	$0.28	$(0.40)

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3. STOCK-BASED COMPENSATION (continued)

          In August 2005, the compensation committee of U.S. Concrete’s board of directors awarded approximately 163,000 share price performance units to certain salaried employees, other than executive officers and senior management, which vest in four equal annual installments beginning in May 2006.  Each share price performance unit is equal in value to one share of U.S. Concrete’s common stock.  Upon vesting, a holder of share price performance units will receive a cash payment from U.S. Concrete equal to the number of vested share price performance units multiplied by the closing price of a share of U.S. Concrete’s common stock on the vesting date.  During the period prior to vesting, holders of share price performance units would be entitled to receive a cash amount equal to dividends paid, if any, on shares of U.S. Concrete’s common stock equal to the number of then unvested share price performance units.  The value of these awards is accrued and charged to expense over the performance period of the units.  U.S. Concrete recognized compensation expense from the units of approximately $0.1 million as selling, general and administrative expense during the three-month period ended September 30, 2005.

4. INVENTORIES

          Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Raw materials	$7,598	$8,114
Finished products and supplies	13,308	11,971

	$20,906	$20,085

5. GOODWILL

          The change in the carrying amount of goodwill from December 31, 2004 to September 30, 2005 was as follows (in thousands):

Balance at December 31, 2004	$166,644
Acquisition	701

Balance at September 30, 2005	$167,345

6. DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

          A summary of debt is as follows (in thousands):

	September 30, 2005	December 31, 2004

Senior secured credit facility due 2009	$—	$—
8 3/8% senior subordinated notes due 2014 (1)	200,000	200,777

	200,000	200,777
Less: current maturities	—	—

	$200,000	$200,777

(1)	The December 31, 2004 carrying amount of the notes included a $0.8 million fair-value adjustment related to the interest rate swap agreements which were terminated in June 2005.

          On March 12, 2004, U.S. Concrete entered into a senior secured credit facility under which it initially borrowed $64 million to retire debt outstanding under its prior senior credit facility and to pay related transaction fees.  It prepaid this borrowing on March 31, 2004 with the proceeds from its sale of its 8 3/8% senior subordinated notes described below. At September 30, 2005, the facility consisted of a $105 million revolving credit facility, with borrowings limited to an amount equal to a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks.  The facility is scheduled to mature in March 2009.  At September 30, 2005, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.00% or the domestic rate plus 0.50%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees accrue at an annual rate of 0.375% on the unused portion of the facility.

          The credit agreement relating to the new facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At September 30, 2005, no borrowings were outstanding under the credit facility and the amount of the available credit was approximately $85.1 million, net of outstanding letters of credit of $14.1 million.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

6. DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

          U.S. Concrete’s subsidiaries have jointly and severally and fully and unconditionally guaranteed the repayment of all amounts owing under the senior secured credit facility. In addition, U.S. Concrete collateralized the facility with the capital stock of its subsidiaries and substantially all the assets of those subsidiaries, excluding minor subsidiaries without operations or material assets and excluding most of the assets of the aggregate quarry in northern New Jersey. The credit agreement contains covenants limiting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures to 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $15 million. The credit agreement provides that specified change of control events would constitute events of default under the agreement.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

6. DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The cash received has been recorded against the fair values of the respective agreements and the resulting net gain of $2.0 million is being amortized over the remaining life of the underlying debt instruments as an adjustment to interest  expense.  There were no interest rate swap agreements outstanding as of September 30, 2005.  During the nine months ended September 30, 2005, the interest rate swap agreements reduced U.S. Concrete’s interest expense by approximately $0.5 million, $0.3 million, net of tax.

          For the nine months ended September 30, U.S. Concrete’s interest payments were approximately $8.8 million in 2005 and $5.9 million in 2004.

7. INCOME TAXES

          In accordance with applicable generally accepted accounting principles, U.S. Concrete estimates for each interim reporting period the effective tax rate it expects for the full fiscal year and uses that estimated rate in providing its income taxes on a current year-to-date basis.

          The effective income tax rate increased to 40% for the nine months ended September 30, 2005 from 31% for the corresponding period in 2004, due primarily to the ordinary loss on early extinguishment of debt in 2004.

          The American Jobs Creation Act of 2004, among other things, allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.  U.S. Concrete is currently evaluating the impact of the new law on its future taxable income.  For financial reporting purposes, any deductions for qualified domestic production activities will be accounted for as a special deduction rather than as a rate reduction.

          For the nine months ended September 30, U.S. Concrete’s income tax payments were approximately $0.5 million in 2005 and $0.2 million in 2004.  For the nine months ended September 30, U.S. Concrete received income tax refunds of approximately $2.4 million in 2005, primarily related to a federal net operating loss carryback, and $1.6 million in 2004, primarily from the overpayment of its 2003 estimated federal income taxes.

8. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

          The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	September 30, 2005	December 31, 2004

Shares authorized	60,000	60,000
Shares outstanding at end of period	29,690	29,344
Shares held in treasury	130	59

          U.S. Concrete is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of September 30, 2005 and December 31, 2004.

Restricted Stock

          Shares of restricted common stock issued under U.S. Concrete’s incentive plans or otherwise are subject to restrictions on transfer and certain other conditions. On issuance of the stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized ratably over the restriction period. During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, if any, on those shares.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

8. STOCKHOLDERS’ EQUITY (continued)

          In 2003, U.S. Concrete offered eligible employees the opportunity to exchange certain outstanding stock options for shares of restricted stock. Of the eligible options subject to the offer, 62,614 options were not exchanged. Of those options, as of September 30, 2005, approximately 51,894 options remained outstanding and are accounted for under variable plan accounting under APB Opinion No. 25. The weighted average exercise price of these remaining eligible options is approximately $8.11. In the future, to the extent that U.S. Concrete’s stock price exceeds an option’s exercise price, the difference will be recorded as a noncash compensation charge, with an offset to additional paid-in capital.

          During the nine months ended September 30, 2005, U.S. Concrete issued approximately 222,000 shares of restricted stock under its plans, primarily to executive officers and senior management employees, at a total value of $1.5 million.  In general, the restricted stock grants vest ratably over a four-year period.

          As of September 30, the outstanding shares of restricted stock totaled approximately 803,000 in 2005 and approximately 739,000 in 2004. U.S. Concrete recognized stock-based compensation expense of approximately $0.4 million for the three months ended September 30, 2005 and $1.2 million for the nine months ended September 30, 2005. U.S. Concrete recognized stock-based compensation expense of approximately $0.4 million for the three months ended September 30, 2004 and $0.8 million for the nine months ended September 30, 2004.

Treasury Stock

          Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having U.S. Concrete make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, U.S. Concrete withheld approximately 71,000 shares during the nine months ended September 30, 2005, at a total value of $0.5 million, and those shares were accounted for as treasury stock.

9. SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

          The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted average basis in calculating basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Basic weighted average common shares outstanding	28,691	28,279	28,559	28,202
Effect of dilutive stock options and awards	587	513	538	—

Diluted weighted average common shares outstanding	29,278	28,792	29,097	28,202

          For the three-month periods ended September 30, stock options and awards covering 1.0 million shares in 2005 and 1.9 million shares in 2004 were excluded from the computation of the net income per share because their effect would have been antidilutive.  For the nine-month periods ended September 30, stock options and awards covering 1.0 million shares in 2005 and 3.7 million shares in 2004 were excluded from the computation of the net income (loss) per share because their effect would have been antidilutive.

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

          As permitted under Delaware law, U.S. Concrete has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at U.S. Concrete’s request in such capacity. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete has a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of September 30, 2005.

          U.S. Concrete and its subsidiaries are parties to agreements that require them to provide indemnification in certain instances when they acquire businesses and real estate and in the ordinary course of business with their customers, suppliers, lessors and service providers.

Insurance Programs

          U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under certain components of its insurance program, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, U.S. Concrete’s deductible retention per occurrence for auto and general liability insurance programs is $0.5 million for 2005 and 2004, and its deductible retention per occurrence for its workers’ compensation insurance programs is $1.0 million for 2005 and 2004, although certain of its operations are self-insured for workers’ compensation. U.S. Concrete funds these deductibles and records an expense for expected losses under the programs. The expected losses are determined using a combination of U.S. Concrete’s historical loss experience and subjective assessments of U.S. Concrete’s future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although U.S. Concrete believes that the estimated losses it has recorded are reasonable, significant differences related to the items noted above could materially affect U.S. Concrete’s insurance obligations and future expense.

Performance Bonds

          In the normal course of business, U.S. Concrete and its subsidiaries are contingently liable for performance under $16.0 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. U.S. Concrete and its subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

11. RECENT ACCOUNTING PRONOUNCEMENTS

          In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123R, “Share-Based Payment,” which is effective for public companies for interim or annual periods beginning after June 15, 2005 and was initially required to be adopted by U.S. Concrete in its third quarter of fiscal 2005, beginning on July 1, 2005. However, in April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  Accordingly, U.S. Concrete will adopt SFAS No. 123R beginning January 1, 2006.  SFAS No. 123R will require U.S. Concrete to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on the consolidated net income in the footnotes to its consolidated financial statements. U.S. Concrete does not expect that the adoption of SFAS 123R will have a signif icant effect on its consolidated financial position, results of operations or cash flows.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

11. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

          In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-6,“Accounting for Stripping Costs in the Mining Industry”(“EITF 04-6”), that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost. As a result of this consensus, all post-production stripping costs will be considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The guidance in this consensus is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. At September 30, 2005, U.S. Concrete’s capitalized stripping costs were $0.4 million. U.S. Concrete is currently evaluating the impact EITF 04-6 will have on its financial statements.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required in accounting pronouncements when no specific transition provisions are provided.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for the fiscal periods beginning after December 15, 2005 and is required to be adopted by U.S. Concrete beginning on January 1, 2006.  U.S. Concrete is currently evaluating the effect of the adoption of SFAS No. 154 on its consolidated financial position, results of operations and cash flows, but does not expect it to have a material impact.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).  FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated.  FIN 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of the asset retirement obligation.  FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005.  U.S. Concrete is currently evaluating the effect of the adoption of FIN 47 on its consolidated financial position, results of operations and cash flows, but does not expect it to have a material impact.

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

          The markets for our products are generally local, and our operating results are subject to swings in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins, as ready-mixed concrete sold for commercial and industrial construction is generally more profitable than that sold for residential construction. Commercial and industrial jobs also provide ready-mixed concrete producers more opportunities to sell value-added concrete mix designs for various high-performance requirements that often include admixtures, such as chemicals, minerals and fibers, or color-conditioning additives.

          The ready-mixed concrete business is subject to seasonal variations.  In particular, demand for our products and services during the winter months is typically lower than in other months of the year because of inclement weather. In addition, sustained periods of inclement weather and other weather conditions could postpone or delay projects in our markets.

          During the first four months of 2005, we experienced sustained adverse weather conditions and permitting delays that exceeded historical norms for this period, primarily in our California markets, which resulted in lower-than-expected sales volume during that period.  In the following five months, we experienced more normalized weather conditions, which enabled us to begin to achieve production levels and related efficiencies more consistent with management’s expectations.  Should we experience sustained adverse weather in our markets in the future, our sales volumes and results of operations would be adversely affected.

          During the last three quarters of 2004, supplies of cement were tight in some of our markets as a result of increased demand for cement, lower inventories of cement, downtime at certain cement plants and insufficient availability to increase imports of cement. This shortage curtailed some sales of our ready-mixed concrete, and cement prices increased, which adversely affected our gross margins.  During the first quarter of 2005, cement shortages temporarily abated, although tightness of supply brought about by strong domestic consumption and insufficient availability of imported cement resulted in a continuation of the cement price increases experienced in the prior year.  In the second and third quarters of 2005, these conditions persisted and we experienced further increases in cement prices in the majority of our markets.  During the second quarter of 2005, we experienced cement shortages in our north Texas market that had a negative impact on our operating results through both decreased sales and higher cost of raw materials.  Because of expected continued strong domestic consumption and insufficient availability of cement in certain markets, we could experience continued shortages in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.

          Through the third quarter of 2005, our product pricing for ready-mixed concrete continued to increase in most of our markets.  These price increases have allowed us to absorb the rising cost of raw materials (primarily cement and aggregates).  However, gains on increased prices were offset primarily by higher labor, freight and delivery costs, including rising diesel fuel costs.  With the national average of diesel fuel prices having risen 40% in the third quarter of 2005 as compared to the third quarter in 2004, we have experienced both increased freight charges for our raw materials in the form of fuel surcharges and increased cost to deliver our products.  As these costs have become more significant over the last two years, we have instituted fuel surcharges in most of our markets in an attempt to cover these rising costs.  Sustaining or improving our margins in the future will depend on market conditions and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

          Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products. We obtain most of these materials from third parties and generally have only a few days’ supply at each of our plants. These costs vary with our levels of production. Our cost of goods sold also includes labor, primarily for delivery personnel, insurance costs, and the operating, maintenance and rental expenses we incur in operating our plants, mixer trucks and other vehicles.

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

          In particular, the Financial Accounting Standards Board (the “FASB”) recently adopted SFAS No. 123R, which will require us to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on the consolidated net income in the footnotes to our consolidated financial statements.  See note 11 to the Condensed Consolidated Financial Statements in Part I of this report for a discussion of SFAS No. 123R.

          Tax Liabilities. We are subject to federal, state and local income taxes, applicable to corporations generally, as well as non-income-based taxes. Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of business, we make calculations in which the ultimate tax determination is uncertain. We are also from time to time under audit by state and local tax authorities. Although we can provide no assurance that the final determination of our tax liabilities will not differ from what our historical income tax provisions and accruals reflect, we believe our tax estimates are reasonable.

           Proposed Regulatory Modifications. In March 2005, the California Regional Water Quality Control Board for the Central Valley Region issued a draft order to regulate discharges of concrete wastewater and solid wastes associated with concrete manufacturing at ready-mixed concrete plants located in and near Sacramento, California. This order would affect four sites on which six of our ready-mixed concrete plants operate in northern California. If approved in its current draft form, the order would (1) require all existing ready-mixed concrete plants in the area to retrofit or reconstruct their waste management units to provide impermeable containment of all concrete wastewater and install leak detection systems and (2) require all new ready-mixed concrete plants in the area to be constructed with similar waste management units. The draft order provides that operators of existing ready-mixed concrete plants would have 180 days to apply for coverage under the order, and then one year after coverage is obtained to complete all required retrofitting.  If the order is approved in its current form, the cost of capital improvements to our plants at the four sites in the affected area may be up to $1.0 million per site. Also, if the order is considered and adopted by the California Water Quality Control Board for the San Francisco Bay Region, we might incur similar costs to retrofit our existing plants in that area. Actual capital expenditures may vary significantly and will ultimately depend on final regulations.  In June 2005, the California Regional Water Quality Control Board for the Central Valley Region delayed approval of the order to provide the Construction Materials Association of California and various concrete producers time to provide certain information to it for further consideration.

Critical Accounting Policies

          We have outlined our critical accounting policies in Item 7 of the 2004 10-K.  Our critical accounting policies involve the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes and the valuation and useful lives of property, plant and equipment. During the nine months ended September 30, 2005, we made no changes in the application of our critical accounting policies presented in the 2004 10-K. See note 1 to our consolidated financial statements included in Item 8 of the 2004 10-K for a discussion of these accounting policies. See note 11 to the Condensed Consolidated Financial Statements in Part I of this report for a discussion of recent accounting pronouncements.

Results of Operations

          The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2005		2004		2005		2004

	(unaudited)				(unaudited)
Sales	$172,297	100.0%	$148,252	100.0%	$418,010	100.0%	$377,193	100.0%
Cost of goods sold (1)	136,997	79.5	118,157	79.7	343,565	82.2	309,108	81.9

Gross profit (1)	35,300	20.5	30,095	20.3	74,445	17.8	68,085	18.1
Selling, general and administrative expenses	12,892	7.5	11,533	7.8	38,345	9.2	33,899	9.0
Depreciation, depletion and amortization	3,454	2.0	3,170	2.1	9,783	2.3	9,351	2.5

Income from operations	18,954	11.0	15,392	10.4	26,317	6.3	24,835	6.6
Interest expense, net	4,336	2.5	4,134	2.8	12,939	3.1	12,247	3.2
Loss on early extinguishments of debt	—	0.0	—	0.0	—	0.0	28,781	7.6
Other income, net	396	0.2	207	0.1	871	0.2	769	0.2

Income (loss) before income taxes
	15,014	8.7	11,465	7.7	14,249	3.4	(15,424)	(4.1)
Income tax provision (benefit)	6,014	3.5	3,478	2.3	5,693	1.4	(4,858)	(1.3)

Net income (loss)	$9,000	5.2%	$7,987	5.4%	$8,556	2.0%	$(10,566)	(2.8)%

(1)	Cost of goods sold and gross profit are before depreciation, depletion and amortization.

          Sales. Sales increased $24.0 million, or 16.2%, for the three months ended September 30, 2005, as compared to the corresponding period in 2004. This increase was primarily attributable to a 12.8% increase in the average sales price of ready-mixed concrete, a 6.8% increase in other sales and a 5.5% increase in ready-mixed concrete sales volume in the quarter ended September 30, 2005, as compared to the corresponding period in 2004.  Sales increased $40.8 million, or 10.8%, for the nine months ended September 30, 2005, as compared to the corresponding period in 2004.  This increase was primarily attributable to a 12.0% increase in the average sales price of ready-mixed concrete, and a 5.6% increase other sales as compared to the corresponding period in 2004.

          Gross profit before depreciation, depletion and amortization. Gross profit increased $5.2 million, or 17.3%, for the three months ended September 30, 2005, as compared to the corresponding period in 2004. Gross profit margins were 20.5% for the three months ended September 30, 2005 and 20.3% for the three months ended September 30, 2004. That increase was primarily attributable to an increase in the average sales price and volumes of ready-mixed concrete, partially offset by increased raw material, labor and delivery costs.  Gross profit increased $6.4 million, or 9.3%, for the nine months ended September 30, 2005, as compared to the corresponding period in 2004. That increase was primarily attributable to an increase in the average sales price of ready-mixed concrete, partially offset by increased raw material, labor and delivery costs.  Gross profit margins were 17.8% for the nine months ended September 30, 2005 and 18.1% for the corresponding period in 2004.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.4 million, or 11.8%, for the three months ended September 30, 2005, as compared to the corresponding period in 2004. These expenses increased $4.4 million, or 13.1%, for the nine months ended September 30, 2005, as compared to the corresponding period in 2004.  These increases were primarily attributable to higher compensation expenses, including incentive and stock-based compensation, and increased professional fees.

          Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.3 million, or 9.0%, for the three months ended September 30, 2005, and $0.4 million or, 4.6%, for the nine months ended September 30, 2005, as compared to the corresponding periods in 2004.  The increases were primarily attributable to capital expenditures for assets  acquired and placed in service during 2005.

          Interest expense, net. Interest expense, net, increased $0.2 million for the three months ended September 30, 2005 and $0.7 million for the nine months ended September 30, 2005, as compared to the corresponding periods in 2004.  Interest expense increased principally as a result of higher interest rates associated with our indebtedness as a result of the termination of our interest rate swap agreements in June 2005.

          Loss on early extinguishment of debt. As a result of our March 2004 refinancing discussed below, we recognized an ordinary loss on early extinguishment of debt of $28.8 million, which consisted of $25.9 million in premium payments to holders of the subordinated notes we prepaid and a write-off of $2.9 million of debt issuance costs associated with all the debt repaid.

        Income tax provision/benefit. We recorded an income tax provision of $6.0 million for the three months ended September 30, 2005, as compared to $3.5 million for the corresponding period in 2004.  The increase was primarily attributable to increased pretax income and a higher effective income tax rate for the three months ended September 30, 2005, as compared to the corresponding period in 2004.  We recorded an income tax provision of $5.7 million for the nine months ended September 30, 2005, as compared to an income tax benefit of $4.9 million for the corresponding period in 2004.  The net loss and corresponding income tax benefit for the nine months ended September 30, 2004 was attributable to the loss on early extinguishment of debt in the nine months ended September 30, 2004. At the end of each interim reporting period, we estimate the effective income tax rate we expect to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our estimated annualized effective tax rate was 40% for the nine months ended September 30, 2005 and 31% for the nine months ended September 30, 2004. The effective income tax rate for 2005 is higher than the federal statutory rate due primarily to state income taxes.

Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is effective for public companies for interim or annual periods beginning after June 15, 2005 and was initially required to be adopted by us in our third quarter of fiscal 2005, beginning on July 1, 2005.  However, in April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  Accordingly, we will adopt SFAS No. 123R beginning January 1, 2006.  SFAS No. 123R will require us to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on consolidated net income in the footnotes to our consolidated financial statements. We do not expect the impact of adopting SFAS 123R to have a significant effect on our consolidated financial position, results of operation or cash flows.

          In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-6,“Accounting for Stripping Costs in the Mining Industry”(“EITF 04-6”), that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost. As a result of this consensus, all post-production stripping costs will be considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The guidance in this consensus is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. At September 30, 2005, our capitalized stripping costs were $0.4 million. We are currently evaluating the impact EITF 04-6 will have on our financial statements.

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

Liquidity and Capital Resources

          Our primary short-term liquidity needs consist of financing seasonal increases in accounts receivable, purchasing property and equipment and paying cash interest expense under our 8 3/8% senior subordinated notes due in April 2014 and cash interest expense, if any, under our senior secured revolving credit facility due in March 2009.  In addition to cash and cash equivalents of $48.0 million at September 30, 2005 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $105 million. The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At September 30, 2005, no borrowings were outstanding under the revolving credit facility and the amount of that available credit was approximately $85.1 million, net of outstanding letters of credit of $14.1 million. Our working capital needs are typically at their lowest level in the first quarter and sharply increase in the second and third quarters to fund the increases in accounts receivable during those periods and the cash interest payment on our senior subordinated notes due on April 1 of each year.

          The principal factors that could adversely affect the availability of our internally generated funds include:

•	any deterioration of sales, because of weakness in markets in which we operate;
•	any decline in gross margins due to shifts in our project mix or our inability to absorb any increase in raw materials or other costs; and
•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

          The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	covenants contained in our credit facility and the indenture governing our 83/8% senior subordinated notes;
•	volatility in the markets for corporate debt; and
•	fluctuations in the market price of our common stock or 8 3/8% senior subordinated notes.

          The following key financial measurements reflect our financial position and capital resources as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30, 2005	December 31, 2004

Cash and cash equivalents	$48,015	$39,707
Working capital	99,046	89,647
Total debt(1)	200,000	200,000
Debt to debt and equity	52.8%	54.2%

(1)	The interest rate swap fair-value adjustment of $0.8 million at December 31, 2004 is not included in total debt.

          Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major banks.

Senior Secured Credit Facility

          The borrowings under our revolving credit facility are limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. At our option, these borrowings will bear annual interest at either, the Eurodollar-based rate (“LIBOR”) plus 2.00% or the domestic rate plus 0.50%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. We pay commitment fees at an annual rate of 0.375% on the unused portion of the facility.

          Our subsidiaries have fully and unconditionally guaranteed the repayment of all amounts owing under the senior secured credit facility, on a joint and several basis. In addition, we collateralized the facility with the capital stock of our subsidiaries and substantially all the assets of those subsidiaries, excluding minor subsidiaries without operations or material assets, and most of the assets of the aggregate quarry in northern New Jersey. The credit agreement contains covenants limiting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures to 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $15 million. The credit agreement provides that specified change of control events would constitute events of default.

          At September 30, 2005, no borrowings were outstanding under the revolving credit facility, and we used $14.1 million of our availability for letters of credit.

Senior Subordinated Notes

          To improve liquidity and provide more financial and operating flexibility, on March 31, 2004, we issued $200 million of our 8 3/8% senior subordinated notes maturing April 1, 2014. Interest on these notes is payable semi-annually on April 1 and October 1 of each year. We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and to prepay outstanding debt. We paid $122.5 million to redeem our prior 12% senior subordinated notes, including a prepayment premium of $25.9 million, plus all accrued and unpaid interest through the redemption date of $1.6 million.

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

Interest Rate Swaps

          On April 16, 2004, we entered into interest rate swap agreements with a notional value of $70 million.  We terminated these agreements in June 2005.  When they were in effect, these interest rate swap agreements had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps were designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the notes, and the termination dates of the swaps matched the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%. The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from these adjustments while the swap agreements were in effect.  Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  The cash proceeds have been included in “changes in operating assets and liabilities, net of acquisitions” within the accompanying Condensed Consolidated Statements of Cash Flows.  The cash received has been recorded against the fair values of the respective agreements and the resulting net gain of $2.0 million is being amortized over the remaining life of the underlying debt instruments as an adjustment to interest expense.  There were no interest rate swap agreements outstanding as of September 30, 2005.  During the nine months ended September 30, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.5 million.

Cash Flow

          Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities of $21.2 million in the nine months ended September 30, 2005 increased $5.9 million from the net cash provided by operating activities in the nine months ended September 30, 2004. This increase is principally a result of higher operating income, higher income tax refunds and proceeds from the early termination of the interest rate swap agreements, partially offset by higher interest payments.

          Our net cash used for investing activities of $13.1 million increased $6.9 million for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, primarily because of increased purchases of property and equipment and an acquisition we made in 2005.

          Our net cash provided by financing activities of $0.2 million for the nine months ended September 30, 2005 decreased $8.9 million from the net cash provided for the nine months ended September 30, 2004. This decline is primarily attributable to our March 2004 refinancing activities.

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

          Our historical net cash provided by operations and free cash flow is as follows (in thousands):

	Nine Months Ended September 30,

	2005	2004

Net cash provided by operations	$21,216	$15,291
Less: Purchases of property and equipment (net of disposals)	(11,960)	(5,996)

Free cash flow	$9,256	$9,295

Future Capital Requirements

          For the last three months of 2005, our capital requirements include approximately $2.5 to $3.5 million of planned capital expenditures, excluding business acquisitions but including expansion capital expenditures, subject to availability of equipment.  Included in that amount is approximately $0.9 million to upgrade certain plant and manufacturing equipment in connection with consolidation efforts within our precast concrete operations in northern California.  In addition, in the normal course of business we lease certain equipment used in our operations under operating leases.

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

          On November 1, 2005, we acquired substantially all the operating assets, including real property, of City Concrete Company, City Concrete Products, Inc. and City Transports, Inc., which produce and deliver ready-mixed concrete from five plants in the greater Memphis, Tennessee and northern Mississippi area, for approximately $14.3 million in cash.  We used cash on hand to make the purchase.

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

Commitments

          The following are our contractual commitments associated with our indebtedness and lease obligations as of September 30, 2005 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$200.0	$—	$—	$—	$200.0
Interest on debt (1)	150.8	8.4	33.5	33.5	75.4
Operating leases	29.6	2.2	13.5	7.0	6.9

Total	$380.4	$10.6	$47.0	$40.5	$282.3

(1)	Interest payments due under our 8 3/8% senior subordinated notes.

         The following are our commercial commitment expirations as of September 30, 2005 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$14.1	$14.1	$—	$—	$—
Purchase obligations	7.9	7.9	—	—	—
Performance bonds	16.0	16.0	—	—	—

Total	$38.0	$38.0	$—	$—	$—

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

          On April 16, 2004, we entered into interest rate swap agreements with a notional value of $70 million.  We subsequently terminated these agreements in June 2005.  When they were in effect, these interest rate swap agreements had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these senior subordinated notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps were designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the notes, and the termination dates of the swaps matched the maturity date of the notes.  As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%.  The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes. Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from these adjustments while the swap agreements were in effect.  Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  The cash proceeds have been included in “changes in operating assets and liabilities, net of acquisitions” within the accompanying Condensed Consolidated Statements of Cash Flows.  The cash received has been recorded against the fair values of the respective agreements and the resulting net gain of $2.0 million is being amortized over the remaining life of the respective debt instruments as an adjustment to interest expense.  During the nine months ended September 30, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.5 million.

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

Item 4. Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the three months ended September 30, 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          For information about litigation involving us, see note 10 to the Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          In the third quarter of 2005, we purchased 32,907 shares of restricted stock from employees who elected to have us make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having an aggregate value on the date of vesting equal to their tax obligations.  The following table provides information regarding those repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value ) of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 – 31	—	N/A	None	N/A
August 1 – 31	—	N/A	None	N/A
September 1 – 30	32,907	7.76	None	N/A
Total	32,907	7.76	None	N/A

Item 5. Other Information

          On November 3, 2005, we entered into our standard form of indemnification agreement with each of the following persons:  Robert Hardy, our Senior Vice President and Chief Financial Officer; Gary Konnie, our Vice President - Human Resources; Wallace Johnson, our Vice President - Sales; Sean Gore, our Director of Business Development; and Cesar Monroy, our Treasurer.  In general, the indemnification agreements provide that we will indemnify each indemnitee against all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by the indemnitee by reason of his relationship with us.  The agreements provide for indemnification rights regarding third-party claims and proceedings brought by us or in our right.  In addition, the indemnifation agreements provide for the advancement of expenses incurred by the indemnitee in connection with any proceeding covered by the agreements.  The indemnification agreements do not exclude any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled under applicable law, our certificate of incorporation, our bylaws, any agreement, a vote of stockholders or a resolution of directors, or otherwise.  The above description of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to our standard form of Indemnification Agreement filed as exhibit 10.1 to this quarterly report on Form 10-Q.

Item 6. Exhibits

Exhibit Number		Description

3.1*	—	Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025), Exhibit 3.3).
10.1	—	Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers.
10.2	—	Employment Agreement, as amended, between U.S. Concrete and Terry Green.
10.3	—	Letter Agreement for Employment between U.S. Concrete and Sean Gore.
10.4	—	First Amendment to Employment Agreement between U.S. Concrete and William T. Albanese.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Eugene P. Martineau.
32.2	—	Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: November 9, 2005	By:	/s/ Robert D. Hardy

Robert D. Hardy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

3.1*	—	Restated Certificate of Incorporation of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended September 30, 2000 (File No. 000-26025), Exhibit 3.3).
10.1	—	Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers.
10.2	—	Employment Agreement, as amended, between U.S. Concrete and Terry Green.
10.3	—	Letter Agreement for Employment between U.S. Concrete and Sean Gore.
10.4	—	First Amendment to Employment Agreement between U.S. Concrete and William T. Albanese.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Eugene P. Martineau.
32.2	—	Section 1350 Certification of Robert D. Hardy.

*Incorporated by reference to the filing indicated.