Form 10-K
period 2005-12-31
US CONCRETE INC
filed 2006-03-16
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Rights to Purchase Series A Junior
Participating Preferred Stock
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes	☒	No	☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes	☐	No	☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the last reported sale price of $6.47 of the registrant’s common stock on the Nasdaq National Market as of June 30, 2005, the last business day of the registrant’s most recently completed second quarter:  $150,843,456

There were 38,244,766 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 10, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement related to the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.

FORM 10-K
For the Year Ended December 31, 2005

Cautionary Statement Concerning Forward-Looking Statements

          From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning our business strategies, revenues, income, cash flows and capital requirements. Forward-looking statements generally use words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “forecast,” “budget,” “goal” or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

          Various statements this report contains, including those that express a belief, expectation or intention and those that are not statements of historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Those forward-looking statements appear in Item 1—”Business,” Item 2—“Properties,” Item 3—”Legal Proceedings,” Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—”Quantitative and Qualitative Disclosures About Market Risk,” Item 9A—”Controls and Procedures” and elsewhere in this report, including in the notes to our Consolidated Financial Statements in Item 8 of this report. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Risks and Uncertainties” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”).  The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1.	Business

General

          We are a major producer of ready-mixed concrete and concrete-related products in select markets in the United States.  We are a leading ready-mixed concrete producer in substantially all the markets in which we have ready-mixed concrete operations.  Ready-mixed concrete is an important building material that is used in the vast majority of commercial, residential and public works construction projects.

          We operate principally in California, New Jersey, Michigan and Texas, with those states representing 43%, 18%, 10% and 10%, respectively, of our net sales for the year ended December 31, 2005.  According to publicly available industry information, those states represented an aggregate of 28.1% of the U.S. consumption of ready-mixed concrete in 2005 (California, 12.4%, New Jersey, 1.6%, Michigan, 2.4% and Texas, 11.7%).  We believe the geographic scope of our operations enables us to achieve cost savings through consolidated purchasing, to reduce our administrative costs and to moderate the impact of regional economic cycles and weather conditions.  Our consolidated revenues for the year ended December 31, 2005 were $575.7 million, of which we derived approximately 79% from the sale of ready-mixed concrete and 21% from the sale of other concrete and concrete-related products and aggregates.  For information on our consolidated revenues and income from operations for the years ended December 31, 2005, 2004 and 2003 and our consolidated total assets as of December 31, 2005 and 2004, see our Consolidated Financial Statements included in this report.

          As of March 10, 2006, we had 100 fixed and seven portable ready-mixed concrete plants, eight precast concrete plants, three concrete block plants and two aggregates quarries.  During 2005, these facilities produced approximately 6.2 million cubic yards of ready-mixed concrete, 4.8 million eight-inch equivalent block units and 1.6 million tons of aggregates.

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

In addition, we manufacture and deliver various precast and concrete masonry products for the construction industry.  These businesses are complementary to our ready-mixed concrete operations and provide us opportunities to cross-sell various products in markets in which we sell both ready-mixed concrete and other concrete products.

          U.S. Concrete, Inc. is a Delaware corporation which was incorporated in 1997.  We began operations in 1999 on completion of our initial public offering.  In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us” or “U.S. Concrete” unless we specifically state otherwise or the context indicates otherwise.

Industry Overview

     General

          Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various admixtures and cement. Ready-mixed concrete can be manufactured in thousands of variations, which in each instance may reflect a specific design use. Manufacturers of ready-mixed concrete generally maintain only a few days’ inventory of raw materials and must coordinate their daily materials purchases with the time-sensitive delivery requirements of their customers.

          The quality of ready-mixed concrete is time-sensitive, as it becomes difficult to place within 90 minutes after mixing. Many ready-mixed concrete specifications do not allow for its placement beyond that time. Consequently, the market for a permanently installed ready-mixed concrete plant generally is limited to an area within a 25-mile radius of its location. Concrete manufacturers produce ready-mixed concrete in batches at their plants and use mixer and other trucks to distribute and place it at the job sites of their customers. These manufacturers generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.

          Concrete manufacturers generally obtain contracts through local sales and marketing efforts they direct at general contractors, developers and home builders. As a result, local relationships are very important.

          Based on information from the National Ready-Mixed Concrete Association, we estimate that, in addition to vertically integrated manufacturers of cements and aggregates, over 2,300 independent ready-mixed concrete producers currently operate approximately 6,000 plants in the United States. Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service.

          Annual usage of ready-mixed concrete in the United States remains near record levels. According to information available from the National Ready-Mixed Concrete Association and F.W. Dodge, total sales from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions):

2005	$33,219
2004	$29,109
2003	$26,938

          As an important material for construction and repair, ready-mixed concrete historically benefited from relatively stable demand and pricing but has experienced significant price increases over the past 18 months, driven largely by strong construction activity and increases in cement prices.

          According to recently published F.W. Dodge data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2005:

Residential construction	34%
Commercial and industrial construction	19%
Street and highway construction and paving	18%
Other public works and infrastructure construction	29%

          Historically, barriers to the start-up of a new ready-mixed concrete manufacturing operation were low. During the past several years, public concerns about dust, process water runoff, noise and heavy mixer and other truck traffic associated with the operation of ready-mixed concrete plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the substantial capital investment that start-up operations entail, have raised the barriers to entry for those operations.

          For a discussion of the seasonality of the ready-mixed concrete industry generally, see “Risk Factors – Our operating results may vary significantly from reporting period to reporting period and may be adversely affected by the seasonal and cyclical nature of the markets we serve” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7 of this report.

     Significant Factors Impacting the Market for Ready-Mixed Concrete

     On the basis of available industry information, we believe that ready-mixed concrete revenue as a percentage of total construction expenditures in the United States has increased over the last five years. In addition to favorable trends in the overall economy of the United States, we believe three significant factors have been expanding the market for ready-mixed concrete in particular:

•	the increased level of industry-wide promotional and marketing activities;

•	the development of new and innovative uses for ready-mixed concrete; and

•	the enactment of federal highway funding legislation.

          Industry-wide Promotional and Marketing Activities.  We believe industry participants have only since the 1990s focused on and benefited from promotional activities to increase the industry’s share of street and highway construction, commercial and industrial construction and residential construction expenditures. Many of these promotional efforts resulted from an industry-wide initiative called RMC 2000, a program established in 1993 under the leadership of our chief executive officer, Eugene P. Martineau. The National Ready-Mixed Concrete Association, the industry’s largest trade organization, has adopted this program.  The program’s principal goals have been to (1) promote ready-mixed concrete as a building and paving material, (2) improve the overall image of the ready-mixed concrete industry and (3) improve financial returns for producers of ready-mixed concrete. We believe RMC 2000 has been a catalyst for increased investment in the promotion of concrete.

          Development of Concrete Products. Concrete has many attributes that make it a highly versatile construction material. In recent years, industry participants have developed various uses for concrete products, including:

•	concrete housing;

•	precast modular paving stones;

•	pre-stressed concrete railroad ties to replace wood ties;

•	flowable fill for backfill applications;

•	continuous-slab rail-support systems for rapid transit and heavy-traffic rail lines; and

•	concrete bridges, tunnels and other structures for rapid transit systems.

Other examples of successful innovations that have opened new markets for concrete include:

•	overlaying asphalt pavement with concrete, or “white topping”;

•	highway median barriers;

•	highway sound barriers;

•	paved shoulders to replace less permanent and increasingly costly asphalt shoulders;

•	pervious concrete parking lots providing a long-lasting and aesthetically pleasing urban environment; and

•	colored pavements to mark entrance and exit ramps and lanes of expressways.

          Federal Highway Funding Legislation.  In August 2005, President Bush signed a six-year, $244.1 billion transportation reauthorization act known as the Safe, Accountable, Flexible and Efficient Transportation Equity Act: A Legacy for Users. The new law funds, among other things, federal bridge and highway construction programs. While we do not expect this new law to affect our revenues materially in 2006, we believe that the new law may lead to market opportunities for our products and a strong base for the public works construction segment for the future.

Our Business Strategy

          Our objectives are to become the leading provider of ready-mixed concrete and related concrete products in each of our markets, to further expand the geographic scope of our business and, on a select basis, to integrate our operations vertically through acquisitions of aggregates supply sources that support our ready-mixed concrete operations. We plan to achieve this objective by continuing to implement our business strategy, which includes the primary elements we discuss below.

Pursuing Disciplined Growth Through Acquisitions

          The U.S. ready-mixed concrete industry, with over 2,300 small, independent producers, is a fragmented but increasingly consolidating industry. We believe these industry characteristics present growth opportunities for a company with a focused acquisition program and access to capital.

          Our acquisition program targets opportunities for expanding in our existing markets and entering new geographic markets in the U.S. We typically pursue acquisitions that we believe represent attractive opportunities to strengthen local management teams, implement cost-saving initiatives, achieve market-leading positions and establish best practices. We adhere to a disciplined pricing methodology when acquiring businesses. Based on our methodology for valuing, acquiring and integrating target businesses, we expect our future acquisitions to be accretive to our earnings per share after a reasonable period of integration. We cannot provide any assurance, however, as to the impact of any future acquisition we may complete on our future earnings per share.

          Expanding in Existing Markets.  We seek to further penetrate our markets by acquiring other well-established companies in those markets. We have completed follow-on acquisitions in substantially all of our ready-mixed concrete markets. By expanding in existing markets through acquisitions, we strive to:

•	eliminate duplicate staff and facilities and reduce material and operating costs and other selling, general and administrative expenses;

•	increase customer cross-selling opportunities; and

•	improve utilization and range of mixer trucks through access to additional plants.

          Entering New Geographic Markets.  We seek to enter new geographic markets that demonstrate prospects for growth. In any new market we enter, we will target for acquisition one or more leading local or regional companies that can serve as platform businesses into which we can consolidate other operations. We generally expect these platform acquisition candidates to have historically successful operating results, established customer relationships and superior operational management personnel whom we will be able to retain.

          We believe there are numerous potential acquisition candidates in our existing markets and in new markets. Although we have no binding agreement to effect any acquisition, we have experienced increases in inquiries and similar communications with brokers and other representatives of potential acquisition candidates over the past year, and we are currently evaluating several potential acquisitions. We are currently a party to several nonbinding letters of intent relating to potential acquisitions of ready-mixed concrete and related businesses. We expect the economic and other industry conditions supporting recent consolidation activity within the industry will continue into the foreseeable future.

Improving Marketing and Sales Initiatives

          Our marketing strategy emphasizes the sale of value-added products to customers more focused on reducing their in-place building material costs than on the price per cubic yard of the ready-mixed concrete they purchase. Key elements of our customer-focused approach include:

•	corporate-level marketing and sales expertise;

•	technical service expertise to develop innovative new branded products; and

•	training programs that emphasize successful marketing and sales techniques that focus on the sale of high-margin concrete mix designs.

          We have also formed strategic alliances with several national companies to provide alternative solutions for designers and contractors by using value-added concrete products. Through these alliances, we offer color-conditioned, fiber-reinforced and high-performance concretes and utilize software technology that can be used to design buildings constructed of reinforced concrete.

Promoting Operational Excellence and Achieving Cost Efficiencies

          We strive to be an operationally excellent organization by:

•	implementing and enhancing standard operating procedures;

•	standardizing plants and equipment;

•	investing in software and communications technology;

•	implementing company-wide quality-control initiatives;

•	providing technical expertise to optimize mix designs; and

•	developing strategic alliances with key suppliers of goods and services for new product development.

          We also strive to increase operating efficiencies. We believe that, if we continue to increase in size on both a local and national level, we should continue to experience future productivity and cost improvements in such areas as:

•	materials, through procurement and optimized mix designs;

•	purchases of mixer trucks and other equipment, supplies, spare parts and tools;

•	vehicle and equipment maintenance; and

•	insurance and other risk management programs.

Products and Services

          Ready-Mixed Concrete. Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in an unhardened plastic state for placement and shaping into designed forms. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by reducing the in-place cost of concrete and the time required for construction.

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

          We use a variety of chemical admixtures to achieve one or more of five basic purposes:

•	to relieve internal pressure and increase resistance to cracking in subfreezing weather;

•	to retard the hardening process to make concrete more workable in hot weather;

•	to strengthen concrete by reducing its water content;

•	to accelerate the hardening process and reduce the time required for curing; and

•	to facilitate the placement of concrete having low water content.

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

          Precast Concrete. We produce precast concrete products at eight plants in three states, including six in California. Our precast concrete products consist of concrete we produce and then pour into molds at our plant sites. These operations produce a wide variety of specialized finished products, including specialty-engineered structures, custom signage, manholes, catch basins, highway barriers and curb inlets. After the concrete sets, we strip the molds from the products and ship the finished product to our customers. Because these products are not perishable, precast concrete plants can serve a much larger market than ready-mixed concrete plants. Our precast operations in northern California and Delaware are located near our ready-mixed concrete operations.

          Building Materials. Our building materials operations supply various resale materials, products and tools contractors use in the concrete construction industry. These materials include rebar, wire mesh, color additives, curing compounds, grouts, wooden forms and numerous other items. Our building materials operations are located near several of our ready-mixed concrete operations in northern California, central New Jersey, Michigan and Delaware.

          Aggregates. We produce crushed stone aggregates from our granite quarry in northern New Jersey. We sell these aggregates for use in commercial, residential and public works projects primarily in that area and in Orange County, New York.  We acquired the quarry in January 2002 principally to expand our market presence in northern New Jersey and to provide crushed stone aggregates to third-party customers as well as to our existing ready-mixed concrete operations in that market.  Production during 2005 was approximately 0.9 million tons, and we estimate the quarry has approximately 33 million tons of remaining reserves, assuming a 20% loss factor for unusable material.  In addition, in connection with our December 2005 acquisition of substantially all the operating assets of Go-Crete and South Loop Development Corporation, we acquired a sand and gravel quarry in the Dallas/Fort Worth, Texas area. The aggregate quarry is situated on 2,100 acres and is estimated to have approximately 10 million tons of remaining aggregate reserves. These aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

          Concrete Masonry. We manufacture various shapes and sizes of concrete masonry, commonly known as concrete block, for use in various applications. We produced approximately 4.8 million units of concrete masonry during 2005 at our plants in Michigan, Delaware and New Jersey.  All our concrete masonry plants are located near our ready-mixed operations and provide us cross-selling opportunities in those markets.

Operations

          Our ready-mixed concrete plants consist of fixed and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our portable plant operations deploy our seven portable plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck.  We use our portable plants to service high-volume projects or projects in remote locations.  Several factors govern the choice of plant type, including:

•	production consistency requirements;

•	daily production capacity requirements; and

•	job-site proximity to fixed plants.

          Generally, we will construct wet batch plants to serve markets that we expect will have consistently high demand as opposed to dry batch plants that will serve markets that we expect will have a less consistent demand.  A wet batch plant generally has a higher initial cost and daily operating expense but yields greater consistency with less time required for quality control in the concrete produced and generally has greater daily production capacity than a dry batch plant. We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million.  As of March 10, 2006, our fixed batch plants included 21 wet batch plants and 79 dry batch plants.  Of our seven portable plants, six are dry batch plants and one is a wet batch plant.

          The batch operator in a dry batch plant simultaneously loads the dry components of stone, sand and cement with water and admixtures in a mixer truck that begins the mixing process during loading and completes that process while driving to the job site. In a wet batch plant, the batch operator blends the dry components and water in a plant mixer from which the operator loads the already mixed concrete into the mixer truck, which leaves for the job site promptly after loading.

          Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including:

•	the expected production demand for the plant;

•	the expected types of projects the plant will service; and

•	the desired location of the plant.

          Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of 10 cubic yards, or approximately 20 tons, and an estimated useful life of 12 years. A new truck of this size currently costs approximately $160,000. Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years.  As of March 10, 2006, we operated a fleet of approximately 1,120 mixer trucks, which had an average age of approximately 7.6 years.

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

          We use computer modeling to prepare bids for particular jobs based on the size of the job, location, desired margin, cost of raw materials and the design mixture identified in our testing process. If the job is large enough and has a projected duration beyond the supply arrangement in place at that time, we obtain quotes from our suppliers as to the cost of raw materials we use in preparing the bid. Once we obtain a quotation from our suppliers, the price of the raw materials for the specified job is informally established. Several months may elapse from the time a contractor has accepted our bid until actual delivery of the ready-mixed concrete begins. During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job’s specifications in order to coordinate the multisourced purchases of cement and other materials we will need to fill the job order and meet the contractor’s delivery requirements. We confirm that our customers are ready to take delivery of manufactured product throughout the placement process. On any given day, a particular plant may have production orders for dozens of customers at various locations throughout its area of operation. To fill an order:

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

          A plant manager oversees the operation of each plant. Our operational employees also include:

•	maintenance personnel who perform routine maintenance work throughout our plants;

•	mechanics who perform substantially all the maintenance and repair work on our rolling stock;

•	testing center staff who prepare mixtures for particular job specifications and maintain quality control;

•	various clerical personnel who perform administrative tasks; and

•	sales personnel who are responsible for identifying potential customers and maintaining existing customer relationships.

          We generally operate each of our plants on an extended single shift, with some overtime operation during the year. On occasion, however, we may have projects that require deliveries around the clock.

Cement and Other Raw Materials

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

          During the last three quarters of 2004, supplies of cement were tight in some of our markets as a result of increased demand for cement, lower inventories of cement, downtime at certain cement plants and insufficient availability to increase imports of cement. This shortage curtailed some sales of our ready-mixed concrete, and cement prices increased, which adversely affected our gross margins. During the first quarter of 2005, cement shortages temporarily abated, although tightness of supply brought about by strong domestic consumption and insufficient availability of imported cement resulted in a continuation of the cement price increases experienced in the prior year.  During the remainder of 2005, these conditions persisted and we experienced further increases in cement prices in the majority of our markets.  In the second quarter of 2005, we experienced cement shortages in our north Texas market that had a negative impact on our operating results through both decreased sales and higher cost of raw materials. Because of expected continued strong domestic consumption and insufficient availability of cement in certain markets, we could experience continued shortages in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.

Marketing and Sales

          General contractors typically select their suppliers of ready-mixed concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly if the concrete has complicated design specifications. In those projects and in government-funded projects generally, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or competitive bidding. We believe the purchasing decision for many jobs ultimately is relationship-based. Our marketing efforts target general contractors, developers, design engineers, architects and homebuilders whose focus extends beyond the price of ready-mixed concrete to product quality and consistency and reducing the in-place cost of concrete.

Customers

          Of our 2005 sales, we made approximately 42% to commercial and industrial construction contractors, 46% to residential construction contractors, 3% to street and highway construction contractors and 9% to other public works and infrastructure contractors.  In 2005, no single customer or project accounted for more than 3% of our total sales.

          We rely heavily on repeat customers. Our management and sales personnel are responsible for developing and maintaining successful long-term relationships with key customers.

Competition

          The ready-mixed concrete industry is highly competitive. Our competitive position in a market depends largely on the location and operating costs of our ready-mixed concrete plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service along with price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates.  Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage.  Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources also may have competitive advantages over us.  See “Risk Factors – We may lose business to competitors who underbid us and we may be otherwise unable to compete favorably in our highly competitive industry.”

Employees

          As of March 1, 2006, we had approximately 511 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 1,834 hourly personnel.  The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

          As of March 1, 2006, approximately 878 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2006 and 2010.  Under these agreements, we pay specified wages to covered employees and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

          Other than a two-day strike at certain operations within our Atlantic Region in 2004, we have not experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are satisfactory.

Training and Safety

          Our future success will depend, in part, on the extent to which we can attract, retain and motivate qualified employees. We believe that our ability to do so will depend on the quality of our recruiting, training, compensation and benefits, the opportunities we afford for advancement and our safety record. We support and fund continuing education and training programs for our employees. We intend to continue and expand these programs. We require all field employees to attend periodic safety training meetings and all drivers and other delivery personnel to participate in training seminars.  We employ a national safety director whose responsibilities include managing and executing a unified, company-wide safety program.

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

          We have conducted Phase I investigations to assess environmental conditions on substantially all the real properties we own or lease and have engaged independent environmental consulting firms to complete those assessments. We have not identified any environmental concerns associated with those properties that we believe are likely to have a material adverse effect on our business, financial position, results of operations or cash flows, but we can provide no assurance material liabilities will not occur. In addition, we can provide no assurance our compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures. OSHA regulations establish requirements our training programs must meet.

          We have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2005. We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

Product Warranties

          Our operations involve providing ready-mixed and other concrete formulations that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide product, meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. In the past, we have had significant claims of this kind asserted against us that we have resolved. There currently are, and we expect that in the future there will be, additional claims of this kind asserted against us. If a significant product-related claim is resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Insurance

          Our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer trucks in heavy traffic conditions and delivering concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of properties and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.  For additional discussion of our insurance programs, see Note 13 to our Consolidated Financial Statements included in this report.

Item 1A.	Risk Factors

          Set forth below and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties” in Item 7 of Part I of this report are various risks and uncertainties that could adversely impact our business, financial condition, results of operations and cash flows.

There are risks related to our internal growth and operating strategy.

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

          Our resources, including management resources, are limited and may be strained if we engage in a significant number of acquisitions. Also, acquisitions may divert our management’s attention from initiating or carrying out programs to save costs or enhance revenues.

          Our inability to achieve internal growth could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our operating results may vary significantly from one reporting period to another and may be adversely affected by the seasonal and cyclical nature of the markets we serve.

          The ready-mixed concrete business is seasonal. In particular, demand for our products and services during the winter months is typically lower than in other months because of inclement winter weather. In addition, sustained periods of inclement weather or permitting delays could postpone or delay projects over geographic regions of the United States and consequently could adversely affect our business, financial condition, results of operations and cash flows. The relative demand for ready-mixed concrete is a function of the highly cyclical construction industry. As a result, our revenues may be adversely affected by declines in the construction industry generally and in our local markets for ready-mixed concrete and other concrete products. Our results also may be materially affected by:

•	the level of residential and commercial construction in our regional markets, including possible reductions in the demand for new residential housing construction below current levels;

•	the availability of funds for public or infrastructure construction from local, state and federal sources;

•	unexpected events that delay or adversely affect our ability to deliver concrete according to our customers’ requirements;

•	changes in interest rates;

•	the changes in mix of our customers and business, which result in periodic variations in the margins of jobs performed during any particular quarter;

•	the timing and cost of acquisitions and difficulties or costs encountered when integrating acquisitions;

•	the budgetary spending patterns of customers;

•	increases in construction and design costs;

•	power outages and other unexpected delays;

•	our ability to control costs and maintain quality;

•	employment levels; and

•	regional or general economic conditions.

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

•

In addition, there are risks associated with the acquisitions we complete. We may face difficulties integrating the newly acquired businesses into our operations efficiently and on a timely basis. We also may experience unforeseen difficulties managing the increased scope, geographic diversity and complexity of our operations or mitigating contingent or assumed liabilities, potentially including liabilities we do not anticipate.

We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive industry.

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

          Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than we do to invest in new mixer trucks, build plants in new areas or pay for acquisitions also will have competitive advantages over us.

We depend on third parties for concrete equipment and supplies essential to operate our business.

          We rely on third parties to lease properties, plant and equipment to us and to provide supplies, including cement and other raw materials, necessary for our operations. We cannot assure you that our favorable working relationships with our suppliers will continue in the future. Also, there have historically been periods of supply shortages in the concrete industry, particularly in a strong economy.

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

          Throughout 2005, our product pricing for ready-mixed concrete continued to increase in most of our markets. These price increases have allowed us to absorb the rising cost of raw materials (primarily cement and aggregates). However, gains on increased prices were offset in part by higher labor, freight and delivery costs, including rising diesel fuel costs. With the national average of diesel fuel prices having risen 33% in 2005 as compared to 2004, we have experienced both increased freight charges for our raw materials, in the form of fuel surcharges, and increased cost to deliver our products. As these costs have become more significant over the last two years, we have instituted fuel surcharges in most of our markets in an attempt to cover these rising costs. We do not have any long-term fuel supply contracts that would protect us from rising fuel costs. Sustaining or improving our margins in the future will depend on market conditions and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

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

          In many instances, we must have various certificates, permits or licenses in order to conduct our business. Our failure to maintain required certificates, permits or licenses or to comply with applicable governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failure to obtain new certificates, permits or licenses, could impede the implementation of our acquisition program.

          Governmental requirements that impact our operations include those relating to air quality, solid waste management and water quality. These requirements are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault and may expose us to liability for the conduct of or conditions caused by others, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of environmental conditions may require us to make unanticipated material expenditures. In addition, we may fail to identify or obtain indemnification from environmental liabilities of acquired businesses. We generally do not maintain insurance to cover environmental liabilities.

          In March 2005, the California Regional Water Quality Control Board for the Central Valley Region issued a draft order to regulate discharges of concrete wastewater and solid wastes associated with concrete manufacturing at ready-mixed concrete plants located in and near Sacramento, California. This order would affect four sites in which six of our ready-mixed concrete plants operate in northern California. If approved in its current draft form, the order would require all existing ready-mixed concrete plants in the area to retrofit or reconstruct their waste management units to provide impermeable containment of all concrete wastewater and install leak detection systems. It also would require all new ready-mixed concrete plants in the area to be constructed with similar waste management units. The draft order provides that operators of existing ready-mixed concrete plants would have 180 days to apply for coverage under the order, and then one year after coverage is obtained to complete all required retrofitting. In June 2005, the California Regional Water Quality Control Board for the Central Valley Region delayed approval of the order to provide the Construction Materials Association of California and various concrete producers time to provide certain information to it for further consideration. Although our actual capital expenditures may vary significantly and will ultimately depend on final regulations, if the order is approved in its current form, the cost of capital improvements to our plants at the four sites in the affected area may be up to $1.0 million per site. Also, if the order is considered and adopted by the California Water Quality Control Board for the San Francisco Bay Region, we might incur similar costs to retrofit our existing plants in that area.

Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs.

          Operating mixer trucks, particularly when loaded, exposes our drivers and others to traffic hazards. Our drivers are subject to the usual hazards associated with providing services on construction sites, while our plant personnel are subject to the hazards associated with moving and storing large quantities of heavy raw materials. Operating hazards can cause personal injury and loss of life, damage to or destruction of properties, plant and equipment and environmental damage. Although we conduct training programs designed to reduce these risks, we cannot eliminate these risks. We maintain insurance coverage in amounts we believe are in accord with industry practice; however, this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on us.

          The insurance policies we maintain are subject to varying levels of deductibles. Losses up to the deductible amounts are accrued based on our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. If we were to experience insurance claims or costs above our estimates, our business, financial condition, results of operations and cash flows might be materially and adversely affected.

The departure of key personnel could disrupt our business, and our business growth will necessitate the successful hiring of new senior managers and executive officers.

          We depend on the continued efforts of our executive officers and, in many cases, on senior management of our businesses. Our success will depend on recruiting new senior-level managers and officers, and we cannot be certain that we can recruit and retain such additional managers and officers. To the extent we are unable to manage our growth effectively or are unable to attract and retain qualified management personnel, our business, financial condition, results of operations and cash flows could be materially and adversely affected. We do not carry key-person life insurance on any of our employees.

We may be unable to attract and retain qualified employees.

          Our ability to provide high-quality products and services on a timely basis depends on our success in employing an adequate number of skilled plant managers, technicians and drivers. Like many of our competitors, we experience shortages of qualified personnel from time to time. We may not be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy, and our labor expenses may increase as a result of a shortage in the supply of skilled personnel.

Collective bargaining agreements, work stoppages and other labor relations matters may result in increases in our operating costs, disruptions in our business and decreases in our earnings.

          As of March 1, 2006, approximately 37% of our employees were covered by collective bargaining agreements, which expire between 2006 and 2010. Of particular note, 335 of our employees are covered by collective bargaining agreements that expire in 2006. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause strikes or other work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such strikes or other work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, the coexistence of union and nonunion employees may lead to conflicts between union and nonunion employees or impede our ability to integrate our operations efficiently.  Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

          We contribute to 17 multiemployer pension plans. If we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans would be material to our financial position, results of operations and cash flows.

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

Some of our plants are susceptible to damage from earthquakes,  for which we have a limited amount of insurance.

          We maintain only a limited amount of earthquake insurance, and, therefore, we are not fully insured against earthquake risk. Any significant earthquake damage to our plants could materially adversely affect our business, financial condition, results of operations and cash flows.

Our results of operations could be adversely affected as a result of goodwill impairments.

          Goodwill represents the amount by which the total purchase price we have paid for acquisitions exceeds our estimated fair value of the net assets acquired. We periodically test our recorded goodwill for impairment and charge expense with any impairment we recognize, but do not otherwise amortize that goodwill.

          As of December 31, 2005, goodwill represented approximately 37% of our total assets. We can provide no assurance that future goodwill impairments will not occur. If we determine that any of our remaining balance of goodwill is impaired, we will be required to take an immediate noncash charge to earnings.

As a result of capital constraints and other factors, we may not be able to grow as rapidly as we may desire through acquiring additional businesses.

          In addition to our existing working capital and cash from operations, our senior secured credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $105 million. The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At December 31, 2005, no borrowings were outstanding under the credit facility and the amount of the available credit was approximately $86.4 million, net of outstanding letters of credit of $14.1 million.

          We cannot readily predict the timing, size and success of our acquisition efforts or the capital we will need for those efforts. We may use our common stock as a component of the consideration we pay for future acquisitions. Issuances of common stock as acquisition consideration could have a dilutive effect on our stockholders. If our common stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept our common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources to pursue our acquisition program.

          Using cash for acquisition consideration limits our financial flexibility and increases the likelihood that we will need to seek additional capital through future debt or equity financings. If we seek more debt financing, we may have to agree to financial covenants that limit our operational and financial flexibility. Additional equity financing may dilute the ownership interests of our stockholders. There is no assurance that additional debt or equity financing will be available on terms acceptable to us.

Our substantial debt could adversely affect our financial condition.

          We currently have a significant amount of debt. As of December 31, 2005, we had approximately $201 million of outstanding debt.  Our substantial debt and other financial obligations could:

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

          The indenture governing our $200 million aggregate principal amount of senior subordinated notes and our senior secured credit facility contain covenants that restrict, among other things, our ability to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends;

•	make asset sales;

•	make certain investments;

•	enter into transactions with affiliates;

•	incur liens on assets to secure other debt;

•	engage in specified business activities; and

•	engage in certain mergers or consolidations and transfers of assets.

          In addition, our indenture and senior secured credit facility contain financial covenants and other limitations with which we must comply. Our ability to comply with these covenants may be affected by events beyond our control, and our future operating results may not be sufficient to comply with the covenants or, in the event of a default under either our indenture or senior secured credit facility, to remedy such a covenant default.

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

Available Information

          Our Web site address is www.us-concrete.com. We make available on this Web site under  the “investors” section, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The SEC’s Web site address is www.sec.gov.

Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

Facilities

          The table below lists our concrete plants as of March 10, 2006.  We believe these plants are sufficient for our current needs. The ready-mixed concrete volumes shown are the volumes each location produced in 2005, except that production volumes related to plants we acquired during the year reflect production from the date of acquisition through year-end.

	Ready-Mixed Concrete Plants			Precast Plants	Block Plants	Ready-Mixed Concrete Volume (in thousands of cubic yards)

	Fixed	Portable	Total

Locations:
Northern California	21	2	23	5	—	1,833
Atlantic Region	23	3	26	1	2	1,423
North Texas/Southwest Oklahoma	22	1	23	—	—	896
Michigan	14	—	14	—	1	714
Tennessee/Northern Mississippi	20	1	21	—	—	432
Southern California/Arizona	—	—	—	2	—	—

	100	7	107	8	3	5,298

          The fixed plants listed above are located on approximately 40 sites we own and 60 sites we lease.  The lease terms vary from 2006 to 2019.  We intend to renew most of the leases expiring in the near term.  Of those leases we do not renew, we expect to relocate most of the related plant facilities to future leased or owned sites.

          We also produce crushed stone aggregates from our granite quarry in northern New Jersey.  Production during 2005 was approximately 0.9 million tons, and we estimate the quarry has approximately 33 million tons of remaining reserves, assuming a 20% loss factor for unusable material.  In addition, in connection with our December 2005 acquisition of substantially all the operating assets of Go-Crete and South Loop Development Corporation, we acquired a sand and gravel quarry in the Dallas/Fort Worth, Texas area. The aggregate quarry is estimated to have approximately 10 million tons of remaining aggregate reserves, assuming a 10% loss factor for unusable material.  In December 2005, we produced approximately 36,000 tons of sand and other aggregates from this quarry.

Equipment

          As of March 10, 2006, we operated a fleet of approximately 1,120 owned and leased mixer trucks and 697 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our mixer trucks is approximately 7.6 years.

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

          No matter was submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

           Our common stock is traded on the Nasdaq National Market under the symbol “RMIX.”  As of March 10, 2006, shares of our common stock were held by approximately 996 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

          The closing price for our common stock on the Nasdaq National Market on March 10, 2006 was $12.48 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2005		2004

	High	Low	High	Low

First Quarter	$8.98	$5.07	$7.35	$5.69
Second Quarter	7.00	5.12	7.20	5.18
Third Quarter	8.11	6.24	7.20	5.61
Fourth Quarter	9.50	5.78	7.85	6.08

          We have not paid or declared any dividends since our formation and currently intend to retain earnings to fund our working capital and growth initiatives. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 8 to our Consolidated Financial Statements in this report.

Equity Compensation Plan Information

          For information regarding our equity compensation plans, including both stockholder-approved plans and plans not approved by our stockholders, see Item 12 of this report.

Issuer Purchases of Equity Securities

          In the fourth quarter of 2005, we purchased 8,582 shares of our common stock in private transactions from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.  The following table provides information regarding those repurchases:

Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

November 2005	8,217	$6.10	None	None
December 2005	365	$8.80	None	None

Item 6.	Selected Financial Data

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

	Year Ended December 31

	2005	2004(1)	2003	2002(2)	2001

	(in thousands, except per share amounts and selling prices)
Statement of Operations Data:
Sales	$575,655	$500,589	$473,124	$503,314	$493,591
Income (loss) before cumulative effect of accounting change	$12,612	$(10,539)	$10,303	$(4,038)	$9,545
Net income (loss)	$12,612	$(10,539)	$10,303	$(28,366)	$9,545
Earnings (Loss) Per Share Data:
Basic income (loss) per share before cumulative effect of accounting change	$0.44	$(0.37)	$0.37	$(0.15)	$0.39
Diluted income (loss) per share before cumulative effect of accounting change	$0.43	$(0.37)	$0.37	$(0.15)	$0.39
Basic income (loss) per share	$0.44	$(0.37)	$0.37	$(1.06)	$0.39
Diluted income (loss) per share	$0.43	$(0.37)	$0.37	$(1.06)	$0.39
Balance Sheet Data (at end of period):
Total assets	$494,043	$449,159	$400,974	$382,222	$430,836
Total debt (including current maturities)	$201,571	$200,777	$155,039	$161,808	$163,775
Total stockholders’ equity	$184,921	$168,849	$176,711	$161,845	$188,315
Statement of Cash Flow Data:
Net cash provided by operating activities	$41,358	$34,423	$26,692	$34,933	$44,874
Net cash used in investing activities	$(58,692)	$(11,597)	$(17,259)	$(36,489)	$(58,387)
Net cash provided by (used in) financing activities	$1,281	$9,770	$(7,007)	$(886)	$19,929
Ready-mixed Concrete Data:
Average selling price per cubic yard	$85.15	$76.38	$73.34	$73.71	$73.57
Sales volume in cubic yards	5,298	5,052	5,026	5,215	5,394

(1)

The 2004 results include a loss on early extinguishment of debt of $28.8 million ($18.0 million, net of tax), which consisted of $25.9 million in premium payments to holders of our prior subordinated notes and a write-off of $2.9 million of debt issuance costs associated with our debt repayments.  See Note 8 to our Consolidated Financial Statements in this report.

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

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical facts, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report, “Risk Factors” in Item 1A of this report and “—Risks and Uncertainties” below.

Overview

          We derive substantially all our revenues from the sale of ready-mixed concrete, other concrete products and related construction materials to the construction industry in the United States. We typically sell ready-mixed concrete under purchase orders that require us to formulate, prepare and deliver the product to our customers’ job sites. We recognize sales from these orders when we deliver the ordered products. The principal states in which we operate are California (43% of 2005 sales and 42% of 2004 sales), New Jersey (18% of 2005 sales and 17% of 2004 sales), Michigan (10% of 2005 sales and 12% of 2004 sales) and Texas (10% of 2005 sales and 8% of 2004 sales). We serve substantially all segments of the construction industry in our markets, and our customers include contractors for commercial and industrial, residential, street and highway and public works construction. The approximate percentages of our concrete product sales by construction type activity were as follows in 2005 and 2004:

	2005	2004

Residential	46%	41%
Commercial and industrial	42%	38%
Street and highway	3%	6%
Other public works	9%	15%

          The markets for our products generally are local, and our operating results are subject to swings in the level and product mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix among the various segments of the construction industry affects both our relative competitive strengths and our operating margins, as ready-mixed concrete sold for commercial and industrial construction is generally more technical and, therefore, more profitable than that sold for residential construction. Commercial and industrial jobs also provide ready-mixed concrete producers more opportunities to sell value-added concrete mix designs for various high performance requirements that often include admixtures, such as chemicals, minerals and fibers, or color conditioning additives.

          The ready-mixed concrete business is subject to seasonal variations. In particular, demand for our products and services during the winter months is typically lower than in other months of the year because of inclement weather. In addition, sustained periods of inclement weather and other weather conditions could postpone or delay projects in our markets.

          During the first four months of 2005, we experienced sustained adverse weather conditions and permitting delays that exceeded historical norms for this period, primarily in our California markets, which resulted in lower-than-expected sales volume during that period.  In the following eight months, we experienced more normalized weather conditions, which enabled us to begin to achieve production levels and related efficiencies more consistent with management’s expectations. Should we experience sustained adverse weather in our markets in the future, our sales volumes and results of operations would be adversely affected.

          During the last three quarters of 2004, supplies of cement were tight in some of our markets as a result of increased demand for cement, lower inventories of cement, downtime at certain cement plants and insufficient availability to increase imports of cement. This shortage curtailed some sales of our ready-mixed concrete, and cement prices increased, which adversely affected our gross margins. During the first quarter of 2005, cement shortages temporarily abated, although tightness of supply brought about by strong domestic consumption and insufficient availability of imported cement resulted in a continuation of the cement price increases experienced in the prior year.  During the remainder of 2005, these conditions persisted and we experienced further increases in cement prices in the majority of our markets.  In the second quarter of 2005, we experienced cement shortages in our north Texas market that had a negative impact on our operating results through both decreased sales and higher cost of raw materials. Because of expected continued strong domestic consumption and insufficient availability of cement in certain markets, we could experience continued shortages in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.

          Throughout 2005, our product pricing for ready-mixed concrete continued to increase in most of our markets. These price increases have allowed us to absorb the rising cost of raw materials (primarily cement and aggregates). However, gains on increased prices were offset in part by higher labor, freight and delivery costs, including rising diesel fuel costs.  Diesel fuel prices peaked in the third quarter of 2005 in the aftermath of Hurricane Katrina and declined somewhat over the fourth quarter of 2005, with the national average of diesel fuel prices ending the year 33% above 2004.

           As a result of these fuel price increases, we have experienced both increased freight charges for our raw materials in the form of fuel surcharges and increased cost to deliver our products. As these costs have become more significant over the last two years, we have instituted fuel surcharges in most of our markets in an attempt to cover these rising costs. We do not have any long-term fuel supply contracts that would protect us from rising fuel costs. Sustaining or improving our margins in the future will depend on market conditions and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

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

          Since our inception in 1999, our growth strategy has contemplated acquisitions. We purchased one business in 2003, one business in 2004 and three businesses in 2005, all of which we have accounted for in accordance with the purchase method of accounting. Please read “— Liquidity and Capital Resources — Acquisitions” for further information regarding our recent acquisitions. The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved can affect our operations and results.

Risks and Uncertainties

          Numerous factors could affect our future operating results, including the factors discussed under the heading “Risk Factors” in Item 1A of this report and the following factors.

          Internal Computer Network and Applications. We rely on our network infrastructure, enterprise applications and internal technology systems for our operational, support and sales activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, fires, power loss, telecommunication failures and other similar events. They are also subject to computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions, delays and loss of critical data and could prevent us from fulfilling our customers’ orders. We have developed disaster recovery plans and backup systems to reduce the potentially adverse effects of such events. Any event that causes failures or interruption in our hardware or software systems could result in disruption in our business operations, loss of revenues or damage to our reputation.

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

          In particular, the Financial Accounting Standards Board (the “FASB”) recently adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, which will require us to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on the consolidated net income in the footnotes to our consolidated financial statements. See “— Recent Accounting Pronouncements” and Note 1 to the Consolidated Financial Statements included in this report for a discussion of SFAS No. 123R.

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

Critical Accounting Policies and Estimates

          Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our Consolidated Financial Statements included in this report describes the significant accounting policies we use in preparing those statements. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving our management’s judgments and estimates are described below. Actual results in these areas could differ from our estimates.

     Allowance for Doubtful Accounts

          We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables and provide for estimated losses on accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance, and accounts receivable that we write off our books decrease the allowance. We determine the amount of bad debt expense we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our bad debt exposure. Our allowance for doubtful accounts was $3.5 million as of December 31, 2005 and $2.3 million as of December 31, 2004.

     Goodwill

          We record as goodwill the amount by which the total purchase price we pay for our acquisitions exceeds our estimated fair value of the net assets we acquire.  We test our recorded goodwill annually for impairment and charge income with any impairment we recognize, but we do not otherwise amortize that goodwill. The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We use a variety of valuation approaches, primarily the discounted future cash flow approach, to arrive at these estimates. These approaches entail making numerous assumptions respecting future circumstances, such as general or local industry or market conditions, and, therefore, are uncertain.  We did not record a goodwill impairment charge in 2003, 2004 or 2005. We can provide no assurance that future goodwill impairments will not occur.  Our goodwill balance was $181.8 million as of December 31, 2005 and $166.6 million as of December 31, 2004. See Note 2 to the Consolidated Financial Statements in this report for further discussion.

     Insurance Programs

          We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. Under our current insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Currently, our workers’ compensation per occurrence retention is $1.0 million and our automobile and general liability per occurrence retention is $0.5 million.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $9.7 million as of December 31, 2005 and $8.7 million as of December 31, 2004, which is currently classified in accrued liabilities.

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

          We have significant deferred tax assets, resulting from net operating loss carryforwards and deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Subsequently recognized tax benefits associated with valuation allowances, recorded in connection with a business combination, will be recorded as an adjustment to goodwill.  We recorded no valuation allowance at December 31, 2005 or December 31, 2004.

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

     Properties, Plant and Equipment, Net

          We state our properties, plant and equipment at cost and use the straight-line method to compute depreciation of these assets over their estimated remaining useful lives. Our estimates of those lives may be affected by such factors as changing market conditions, technological advances in our industry or changes in applicable regulations.  In addition, we use estimates of salvage values for certain plant and equipment to reduce the cost which is subject to depreciation.

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

     Other

          We record accruals for legal and other contingencies when estimated future expenditures associated with those contingencies become probable and the amounts can be reasonably estimated.  However, new information may become available, or circumstances (such as applicable laws and regulations) may change, thereby resulting in an increase or decrease in the amount required to be accrued for such matters (and, therefore, a decrease or increase in reported net income in the period of such change).

Recent Accounting Pronouncements

          For a discussion of recently adopted accounting standards, see Note 1 to our Consolidated Financial Statements included in this report.

Results of Operations

The following table sets forth selected historical statement of operations information and that information as a percentage of sales for the years indicated.

	Year Ended December 31

	2005		2004		2003

	(amounts in thousands, except selling prices)
Sales	$575,655	100.0%	$500,589	100.0%	$473,124	100.0%
Cost of goods sold before depreciation, depletion and amortization	472,010	82.0	412,262	82.4	388,717	82.2
Selling, general and administrative expenses	54,028	9.4	48,110	9.6	42,550	9.0
Depreciation, depletion and amortization	13,591	2.3	12,669	2.5	12,441	2.6

Income from operations	36,026	6.3	27,548	5.5	29,416	6.2
Interest income	857	0.1	180	—	241	0.1
Interest expense	18,172	3.1	16,703	3.3	17,096	3.6
Loss on early extinguishment of debt	—	—	28,781	5.7	—	—
Other income, net	2,022	0.3	840	0.1	3,016	0.6

Income (loss) before income tax provision	20,733	3.6	(16,916)	(3.4)	15,577	3.3
Income tax provision (benefit)	8,121	1.4	(6,377)	(1.3)	5,274	1.1

Net income (loss)	$12,612	2.2%	$(10,539)	(2.1)%	$10,303	2.2%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$85.15		$76.38		$73.34
Sales volume in cubic yards	5,298		5,052		5,026

     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

          Sales.  Sales increased $75.1 million, or 15.0%, from $500.6 million in 2004 to $575.7 million in 2005. The increase was primarily attributable to an 11.5% increase in the average sales price of ready-mixed concrete, a 4.8% increase in ready-mixed concrete sales volume, and an 8.6% increase in other sales.  The price improvement in 2005 resulted from continued strength in the residential construction market, as well as an improving non-residential construction market which was reflective of the strength of the overall economy in 2005.

          Cost of goods sold before depreciation, depletion and amortization.  Cost of goods sold before depreciation, depletion and amortization increased $59.7 million, or 14.5%, from $412.3 million in 2004 to $472.0 million in 2005. The increase was primarily attributable to raw materials cost increases (primarily cement and aggregates) and increased sales volumes of ready-mixed concrete in 2005 as compared to 2004.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased $6.0 million, or 12.3%, from $48.1 million in 2004 to $54.0 million in 2005.  This increase was attributable to higher compensation expenses, including incentive and stock-based compensation expenses, higher professional fees and provision for bad debts.

          Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased $0.9 million, or 7.3%, from $12.7 million in 2004 to $13.6 million in 2005.  The increase was primarily attributable to higher capital expenditures in 2005 as compared to 2004.

          Interest Income.  Interest income increased $0.7 million from $0.2 million in 2004 to $0.9 million in 2005, primarily as a result of a higher average cash balance in 2005 as compared to 2004.

          Interest expense. Interest expense increased $1.5 million, or 8.8%, from $16.7 million in 2004 to $18.2 million in 2005.  The 2004 period included the benefit of an interest rate swap for the full year, which reduced interest expense by $1.4 million.  In June 2005, the interest rate swap agreements were terminated.  We describe the impact of this termination under “– Liquidity and Capital Resources – Interest Rate Swaps.”  The weighted average interest rate on our debt was 8.3% at December 31, 2005, as compared to 7.5% as of December 31, 2004.

          Loss on early extinguishment of debt.  As a result of our refinancings we describe under “– Liquidity and Capital Resources – Senior Subordinated Notes,” we recognized an ordinary loss in 2004 on early extinguishment of debt of $28.8 million, which consisted of $25.9 million in premium payments to redeem our prior senior subordinated notes and a write-off of $2.9 million of debt issuance costs associated with our debt repayments.  We had no such loss in 2005.

           Other income, net.  Other income, net, increased $1.2 million, from $0.8 million in 2004 to $2.0 million in 2005.  The increase was primarily attributable to a $0.8 million gain from the sale of an FCC license.

          Income tax provision.  We recorded a provision for income taxes of $8.1 million in 2005 compared to a benefit for income taxes of $6.4 million in 2004.  The income tax benefit was attributable to the loss on early extinguishment of debt in 2004.  Our estimated annualized effective tax rate was 39% for the full year ended December 31, 2005 and 38% for the full year ended December 31, 2004.  The effective income tax rate for 2005 was higher than the federal statutory rate due primarily to state income taxes.

     Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

          Sales.  Sales increased $27.5 million, or 5.8%, from $473.1 million in 2003 to $500.6 million in 2004. The increase was primarily attributable to a 9.7% increase in the volume of other concrete product sales and a 4.1% increase in average selling price of ready-mixed concrete.  The price improvement was primarily due to a stable residential construction market and moderate improvements in nonresidential construction in most of our markets during 2004, reflecting the general state of the overall economy, and employment levels in the United States.  Adverse weather conditions in the fourth quarter of 2004, particularly in northern California, resulted in lower sales volumes.

          Cost of goods sold before depreciation, depletion and amortization.  Cost of goods sold before depreciation, depletion and amortization increased $23.5 million, or 6.0%, from $388.7 million in 2003 to $412.3 million in 2004.  This increase was primarily related to the rise in cement, raw material, labor, insurance and diesel fuel costs during the year.  In 2003, cost of goods sold before depreciation, depletion and amortization included a $1.1 million correction of an inventory overstatement.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased $5.6 million, or 13.1%, from $42.6 million in 2003 to $48.1 million in 2004. This increase was attributable to asset impairments and write-downs related to properties and equipment ($0.7 million), increases in professional fees ($1.5 million), and higher salary and benefit expenses ($2.5 million) in 2004, primarily due to higher stock-based and incentive-based compensation and group health insurance costs.

          Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased $0.3 million, or 1.8%, from $12.4 million in 2003 to $12.7 million in 2004.

          Interest expense.  Our interest rate swap agreements reduced interest expense by approximately $1.4 million in 2004.  Interest expense decreased $0.4 million, or 2.0%, from $17.1 million in 2003 to $16.7 million in 2004, as a result of our 2004 refinancings and interest rate swaps.  As of December 31, 2004, we had outstanding borrowings totaling $200.0 million, as compared to $155.0 million as of December 31, 2003.  Our weighted average interest rate was 7.5%, after giving effect to our interest rate swaps, as of December 31, 2004, as compared to 9.0% as of December 31, 2003.

          Loss on early extinguishment of debt.  As a result of our refinancings we describe under “— Liquidity and Capital Resources – Senior Subordinated Notes,” we recognized an ordinary loss in 2004 on early extinguishment of debt of $28.8 million, which consisted of $25.9 million in premium payments to redeem our prior senior subordinated notes and a write-off of $2.9 million of debt issuance costs associated with our debt repayments.

          Other income, net.  Other income, net, decreased to $2.2 million, or 72.1%, from $3.0 million in 2003 to $0.8 million in 2004.  This decrease was primarily attributable to a $2.0 million settlement we recorded in 2003 in connection with a claim we filed against the former owners of a subsidiary in our Atlantic Region. For additional information, see Note 4 to our Consolidated Financial Statements in this report.

          Income tax provision.  We recorded a benefit for income taxes of $6.4 million in 2004, compared to a provision for income taxes of $5.3 million in 2003.  The 2004 benefit resulted principally from the taxable loss generated from our 2004 debt refinancings.  Our effective tax rate was 37.7% for 2004 and 33.9% for 2003. The effective income tax rate for 2004 was greater than the federal statutory rate due primarily to state income tax benefits and nontaxable settlement income increasing the federal tax benefit related to the estimated current year loss.

Liquidity and Capital Resources

          Our primary short-term liquidity needs consist of financing seasonal working capital requirements, purchasing properties and equipment and paying cash interest expense under our 8 3/8% senior subordinated notes due in April 2014 and cash interest expense, if any, under our senior secured revolving credit facility that expires in March 2009.  In addition to cash and cash equivalents of $23.7 million at December 31, 2005 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity.  That facility provides us a borrowing capacity of up to $105 million.  The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At December 31, 2005, no borrowings were outstanding under the revolving credit facility and the amount of that available credit was approximately $86.4 million, net of outstanding letters of credit of $14.1 million.  Our working capital needs typically increase in the second and third quarters to finance the increases in accounts receivable during those periods and the cash interest payment on our 8 3/8% senior subordinated notes due on April 1 of each year.  Generally, in the fourth quarter of each year, our working capital borrowings begin to decline and then are paid down to their lowest annual levels in the first quarter of the following year.

The principal factors that could adversely affect the amount of our internally generated funds include:

•	any deterioration of sales because of weakness in the markets in which we operate;

•	any decline in gross margins due to shifts in our project mix; and

•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	covenants contained in our credit facility and the indenture governing our 8 3/8% senior subordinated notes;

•	volatility in the markets for corporate debt; and

•	fluctuations in the market price of our common stock or 8 3/8% senior subordinated notes.

          The following key financial measurements reflect our financial position and capital resources as of December 31, 2005, 2004 and 2003 (dollars in thousands):

	2005	2004	2003

Cash and cash equivalents	$23,654	$39,707	$7,111
Working capital[1]	$64,183	$89,647	$37,941
Total debt [2]	$201,571	$200,000	$155,039
Available credit [3]	$86,400	$75,900	$7,000
Debt as a percent of capital employed	52.2%	54.2%	46.7%

(1)At December 31, 2003, current maturities of long-term debt reduced our working capital by $13.6 million.
(2)The interest rate swap mark-to-market adjustments of $0.8 million in 2004 are not included in the total debt.
(3) Based on eligible borrowing base in 2005 and 2004, net of outstanding letters of credit, and maximum leverage ratios in 2003.

          Our cash and cash equivalents consist of highly liquid investments in deposits and money market funds we hold at major banks.

          Senior Secured Credit Facility

          The borrowings under our credit facility are limited based on a portion of the net amounts of our eligible accounts receivable, inventory and mixer trucks.  At our option, these borrowings will bear annual interest at either the Eurodollar-based rate (“LIBOR”) plus 2.25%, or the domestic rate plus 0.75% as of December 31, 2005.  The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility. We pay commitment fees at an annual rate of 0.375% on the unused portion of the facility.

          Our subsidiaries have guaranteed the repayment of all amounts owing under our credit facility.  In addition, we have collateralized the facility with the capital stock and substantially all the assets of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of our aggregate quarry in New Jersey.  The credit agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in our business, changes to charter documents and affiliate transactions.  It also limits capital expenditures to 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $15 million.  The credit agreement provides that specified change of control events would constitute events of default under the agreement.

          At December 31, 2005, no borrowings were outstanding under the revolving credit facility, and we had used $14.1 million of availability under the credit agreement for letters of credit.  The credit agreement limits our ability to incur additional debt primarily to the greater of (1) the borrowings available under our credit facility, plus $20 million, or (2) additional debt if, after giving effect to its incurrence, our total debt does not exceed three times our earnings before interest, taxes, depreciation, amortization and certain noncash items.

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

          As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under our senior secured credit facility, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to such incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equals or exceeds two times our total interest expense.

          Interest Rate Swaps

          Effective April 16, 2004, we entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively was to become variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year.  We terminated these interest rate swap agreements in June 2005.  The swaps had been designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the notes, and the termination dates of the swaps matched the maturity date of the 8 3/8% senior subordinated notes.  As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%.  The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes.  Because the swap agreements were considered an effective fair-value hedge, there was no affect on our results of operations from these adjustments while the swap agreements were in effect.  Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  The cash proceeds have been included in “changes in operating assets and liabilities, excluding effects of acquisitions” within the accompanying Consolidated Statements of Cash Flows.  The cash received has been recorded against the fair values of the respective agreements and the resulting net gain of $2.0 million is being amortized over the remaining life of the underlying debt instruments as an adjustment to interest expense.  There were no interest rate swap agreements outstanding as of December 31, 2005.  During the year ended December 31, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.5 million.

          Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.  The estimated aggregate fair value of our 8 3/8% senior subordinated notes at December 31, 2005 was approximately $200 million and $215 million in 2004.

          Debt Ratings

          Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies.  Debt ratings and outlooks as of March 10, 2006 were as follows:

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

     Future Capital Requirements

          For 2006, our capital expenditures are expected to be in the range of $30 million to $35 million.  However, depending on the percentage of equipment acquired under operating leases, our capital expenditures could be in the range of $20.0 to $25.0 million.  In recent years, we have leased a higher percentage of our mixer trucks and other rolling stock under operating leases due to lower long-term interest rates and our inability to recover the associated tax benefits in those years.  In 2006, we expect to purchase a greater percentage of this equipment, primarily as a result of our ability to recover the associated tax benefits.

          Our management believes, on the basis of current expectations, that our cash on hand, internally generated cash flow and borrowings under our credit facility will be sufficient to provide the liquidity necessary to fund our operations and meet our planned capital expenditure and debt-service requirements for at least the next 12 months.

     Cash Flow

          Our consolidated cash flows for each of the past three years are presented below (in thousands):

	Year Ended December 31

	2005	2004	2003

Operating activities	$41,358	$34,423	$26,692
Investing activities	(58,692)	(11,597)	(17,259)
Financing activities	1,281	9,770	(7,007)

Net cash provided by (used in) operating, investing and financing activities	$(16,053)	$32,596	$2,426

          Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $41.4 million in the year ended December 31, 2005 increased $6.9 million from the net cash provided in the year ended December 31, 2004.  This increase is principally a result of higher operating income, higher income tax refunds and proceeds from the early termination of the interest rate swap agreements, partially offset by higher interest payments.  Net cash provided by operating activities of $34.4 million in the year ended December 31, 2004 increased $7.7 million from the net cash provided in the year ended December 31, 2003.  This increase reflected the receipt of approximately $5.0 million in cash collateral previously used for our insurance retention programs, lower interest payments in 2004 and the timing of accounts payable payments at December 31, 2004, partially offset by increases in accounts receivable and inventory at December 31, 2004, as compared to the end of the prior year.

          Net cash used by investing activities of $58.7 million in the year ended December 31, 2005 increased $47.1 million from the net cash used in the year ended December 31, 2004, primarily because of acquisitions we made in 2005.  Capital expenditures increased by $7.5 million during the year ended December 31, 2005.  Our net cash used for investing activities of $11.6 million in the year ended December 31, 2004 decreased $5.7 million from the net cash used in the year ended December 31, 2003, primarily because of an acquisition we made in 2003. Capital expenditures decreased by $2.8 million during the year ended December 31, 2004, with this decrease offset by asset disposition activities.

          Our net cash provided from financing activities of $1.3 million in the year ended December 31, 2005 decreased $8.5 million from the net cash used in the year ended December 31, 2004.  This decrease was primarily attributable to our March 2004 refinancing activities, partially offset by the proceeds from the exercise of stock options and shares sold to employees under our employee stock purchase plan during the year ended December 31, 2005.  As a result of these activities, cash and cash equivalents, which totaled $23.7 million at December 31, 2005, decreased $16.1 million from December 31, 2004.  Our net cash provided by financing activities of $9.8 million in the year ended December 31, 2004 increased $16.8 million from the net cash used in the year ended December 31, 2003. This increase was primarily attributable to our March 2004 refinancing activities, proceeds from the exercise of stock options and shares sold to employees under our employee stock purchase plan, partially offset by repurchases of shares during the year ended December 31, 2004.

          We define free cash flow as net cash provided by operating activities less purchases of properties, plant and equipment (net of disposals).  Free cash flow is a liquidity measure not prepared in accordance with generally accepted accounting principles (“GAAP”).  Our management uses free cash flow in managing our business because we consider it to be an important indicator of our ability to service our debt and generate cash for acquisitions and other strategic investments.  We believe free cash flow may provide users of our financial information additional meaningful comparisons between current results and results in prior operating periods.  As a non-GAAP financial measure, free cash flow should be viewed in addition to, and not as an alternative for, our reported operating results or cash flow from operations or any other measure of performance prepared in accordance with GAAP.

          Our historical net cash provided by operating activities and free cash flow is as follows (in thousands):

	Year Ended December 31

	2005	2004	2003

Net cash provided by operating activities	$41,358	$34,423	$26,692
Less: Purchases of properties and equipment, net of disposals of $713, $608, and $2,587	(17,253)	(9,839)	(10,700)

Free cash flow	$24,105	$24,584	$15,992

     Acquisitions

          In December 2005, we acquired substantially all of the operating assets of Go-Crete and South Loop Development Corporation, which produce and deliver ready-mixed concrete from six plants and mine sand and gravel from a quarry in the greater Dallas/Fort Worth, Texas market. We purchased the assets for approximately $27.3 million in cash and assumed certain capital lease liabilities with a net present value of about $2.0 million.

          In November 2005, we acquired substantially all the operating assets, including real property, of City Concrete Company, City Concrete Products, Inc. and City Transports, Inc., which produce and deliver ready-mixed concrete from five plants in the greater Memphis, Tennessee and northern Mississippi area, for approximately $14.3 million in cash.

          In January 2005, we acquired a small ready-mixed concrete operation in Knoxville, Tennessee. The purchase price was approximately $1.0 million in cash.

          In December 2004, we acquired Riefkohl Contracting LLC, which provides precast concrete installation services in the greater Phoenix, Arizona market. The purchase price was approximately $2.2 million, comprised of $1.7 million in cash, and 73,489 shares of our common stock (valued at $0.5 million)

          In February 2003, we acquired Builders Redi-Mix, Inc., which produces and distributes ready-mixed concrete in the greater Lansing, Michigan market. The purchase price was approximately $10.3 million, comprised of $6.0 million in cash, net of cash acquired, and 920,726 shares of our common stock (valued at $4.3 million).

          Since our inception, cash has been the primary component in the consideration we have paid to acquire businesses.  We expect that cash will be a significant, if not the principal, element in acquisitions we might make in the foreseeable future.

     Off-Balance Sheet Arrangements

          We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  For additional discussion on our operating leases, see Note 13 to our Consolidated Financial Statements in this report.

     Commitments

          The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2005 (in millions).

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$200.0	$—	$—	$—	$200.0
Interest on debt (1)	142.4	16.8	33.5	33.5	58.6
Capital leases (2)	2.1	1.6	0.5	—	—
Operating leases	43.9	9.6	16.8	10.5	7.0

Total	$388.4	$28.0	$50.8	$44.0	$265.6

(1)	Interest payments due under our 8 3/8% senior subordinated notes.
(2)	Represents cash payments required. These obligations are recorded on our balance sheet at net present value at December 31, 2005.

          The following are our commercial commitment expirations as of December 31, 2005 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$14.1	$14.1	$—	$—	$—
Purchase obligations	10.7	10.7	—	—	—
Performance bonds	16.0	16.0	—	—	—

Total	$40.8	$40.8	$—	$—	$—

Other

          We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows.  As a result of this process, in the past we have sought, and in the future we may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of our common stock; modify our dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage our liquidity and capital resources.  In the normal course of our business, we may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the ready-mixed concrete or related businesses.  In the event of any acquisition or joint venture transaction, we may consider using available cash, issuing equity securities or increasing our indebtedness to the extent permitted by the agreements governing our existing debt.  See Note 8 to the Consolidated Financial Statements in Item 8 of this report.

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

          The indebtedness evidenced by our 8 3/8% senior subordinated notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes.  The fair value of that debt will vary as interest rates change.

          Effective April 16, 2004, we entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these senior subordinated notes effectively was to become variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year.  We terminated these interest rate swap agreements in June 2005.  The swaps had been designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps matched the maturity date of the notes. As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%.  Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustment while the swap agreements were in effect.  The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes.  At December 31, 2004, the fair value of the interest rate swap was $0.8 million and included in other assets.  During the year ended December 31, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.5 million ($0.3 million, net of tax).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

We have completed integrated audits of U.S. Concrete, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

As described in “Management’s Report on Internal Control Over Financial Reporting”, management has excluded two entities, Go-Crete and City Concrete, from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during 2005.  We have also excluded Go-Crete and City Concrete from our audit of internal control over financial reporting.  Go-Crete and City Concrete are wholly-owned subsidiaries whose total assets and total revenues represent approximately eleven percent and less than one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 16, 2006

U.S CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$23,654	$39,707
Trade accounts receivable, net	87,654	68,131
Inventories	23,677	20,085
Deferred income taxes	6,750	10,293
Prepaid expenses	2,401	2,140
Income tax receivables	580	4,406
Other current assets	5,824	7,381

Total current assets	150,540	152,143

Properties, plant and equipment, net	149,637	118,748
Goodwill	181,821	166,644
Other assets	12,045	11,624

Total assets	$494,043	$449,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,126	$—
Accounts payable	49,144	36,506
Accrued liabilities	37,469	25,990

Total current liabilities	87,739	62,496

Long-term debt, net of current maturities	200,445	200,777
Other long-term obligations and deferred credits	4,997	4,137
Deferred income taxes	15,941	12,900

Total liabilities	309,122	280,310

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10 million shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (60 million shares authorized; 29,809 shares in 2005 and 29,344 shares in 2004 issued and outstanding)	30	29
Additional paid-in capital	172,857	168,850
Deferred compensation	(3,939)	(3,936)
Retained earnings	16,918	4,306
Cost of treasury stock, 139 common shares in 2005 and 59 common shares in 2004	(945)	(400)

Total stockholders’ equity	184,921	168,849

Total liabilities and stockholders’ equity	$494,043	$449,159

The accompanying notes are an integral part of these consolidated financial statements.

U.S CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31

	2005	2004	2003

Sales	$575,655	$500,589	$473,124
Cost of goods sold before depreciation, depletion and amortization	472,010	412,262	388,717
Selling, general and administrative expenses	54,028	48,110	42,550
Depreciation, depletion and amortization	13,591	12,669	12,441

Income from operations	36,026	27,548	29,416
Interest income	857	180	241
Interest expense	18,172	16,703	17,096
Loss on early extinguishment of debt	—	28,781	—
Other income, net	2,022	840	3,016

Income (loss) before income tax provision (benefit)	20,733	(16,916)	15,577
Income tax provision (benefit)	8,121	(6,377)	5,274

Net income (loss)	$12,612	$(10,539)	$10,303

Earnings (loss) per share:
Basic	$0.44	$(0.37)	$0.37

Diluted	$0.43	$(0.37)	$0.37

Number of shares used in calculating earnings (loss) per share:
Basic	28,655	28,247	28,003
Diluted	29,229	28,247	28,105

The accompanying notes are an integral part of these consolidated financial statements.

U.S CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Par Value

BALANCE, December 31, 2002	27,024	27	157,276	—	4,542	—	161,845
Issuance of shares for acquisitions and contingent consideration	1,009	1	4,479	—	—	—	4,480
Exchange of stock options for restricted common stock	286	—	1,374	(1,374)	—	—	—
Employee purchase of ESPP shares	265	1	866	—	—	—	867
Restricted common stock issued in connection with compensation plan	222	—	1,128	(1,128)	—	—	—
Amortization of deferred compensation	—	—	—	216	—	—	216
Receivable of common stock to be canceled	—	—	(1,000)	—	—	—	(1,000)
Net income	—	—	—	—	10,303	—	10,303

BALANCE, December 31, 2003	28,806	29	164,123	(2,286)	14,845	—	176,711
Issuance of shares for acquisitions	73	—	538	—	—	—	538
Employee purchase of ESPP shares	149	—	849	—	—	—	849
Stock options exercised	78	—	524	—	—	—	524
Restricted common stock issued in connection with compensation plan	467	—	2,816	(2,816)	—	—	—
Amortization of deferred compensation	—	—	—	1,166	—	—	1,166
Cancellation of shares	(170)	—	—	—	—	—	—
Purchase of treasury shares	(59)	—	—	—	—	(400)	(400)
Net loss	—	—	—	—	(10,539)	—	(10,539)

BALANCE, December 31, 2004	29,344	$29	$168,850	$(3,936)	$4,306	$(400)	$168,849
Employee purchase of ESPP shares	154	—	837	—	—	—	837
Stock options exercised	192	—	1,445	—	—	—	1,445
Stock-based compensation	244	1	1,725	(1,641)	—	—	85
Amortization of deferred compensation	—	—	—	1,638	—	—	1,638
Cancellation of shares	(45)	—	—	—	—	—	—
Purchase of treasury shares	(80)	—	—	—	—	(545)	(545)
Net income	—	—	—	—	12,612	—	12,612

BALANCE, December 31, 2005	29,809	$30	$172,857	$(3,939)	$16,918	$(945)	$184,921

The accompanying notes are an integral part of these consolidated financial statements.

U.S CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,612	$(10,539)	$10,303
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred gain on termination of interest rate swaps	2,024	—	—
Loss on early extinguishment of debt	—	28,781	—
Depreciation, depletion and amortization	13,591	12,669	12,441
Debt issuance cost amortization	1,302	1,355	1,930
Net (gain) loss on sale of assets	175	25	(60)
Deferred income taxes	6,584	(2,656)	8,445
Provision for doubtful accounts	1,689	1,040	931
Provision to write down inventories	—	—	1,137
Stock-based compensation	1,722	1,166	216
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(14,733)	(4,345)	(4,242)
Inventories	(2,240)	(1,981)	1,086
Prepaid expenses and other current assets	(1,847)	4,182	(565)
Other assets and liabilities, net	(645)	1,393	(2,358)
Accounts payable and accrued liabilities	20,995	3,333	(2,572)

Net cash provided by operating activities	41,229	34,423	26,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties, plant and equipment	(17,966)	(10,447)	(13,287)
Payments for acquisitions, net of cash received of $0, $0 and $1,081	(41,204)	(1,592)	(5,814)
Payment of direct costs in connection with acquisitions	—	(162)	(164)
Proceeds from disposals of properties, plant and equipment	713	608	2,587
Other investing activities	(106)	(4)	(581)

Net cash used in investing activities	(58,563)	(11,597)	(17,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	264,000	—
Repayments of borrowings	(448)	(219,039)	(6,769)
Proceeds from issuances of common stock	2,274	1,373	867
Common stock issuance costs	—	—	(36)
Purchase of treasury shares	(545)	(400)	—
Debt retirement costs	—	(25,851)	—
Debt issuance costs	—	(10,313)	(1,069)

Net cash provided by (used in) financing activities	1,281	9,770	(7,007)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,053)	32,596	2,426
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39,707	7,111	4,685

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,654	$39,707	$7,111

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$17,379	$14,428	$15,374
Cash paid for income taxes	$963	$279	$303
Supplemental Disclosure of Noncash Investing and Financing Activities:
Additions to properties, plant and equipment from exchanges	$—	$788	$—
Assumption of capital leases in acquisition of a business	$2,053	$—	$—
Common stock and stock options issued in connection with acquisitions and contingent consideration	$—	$538	$4,480
Common stock received in settlement	$—	$1,000	$—
Exchange of stock options for restricted stock	$—	$—	$1,374

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

     Basis of Presentation

          The consolidated financial statements consist of the accounts of U.S. Concrete and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated.  U.S. Concrete has made certain reclassifications to prior period amounts to conform to the current period presentation. These reclassifications did not have an impact on U.S. Concrete’s financial position, results of operations or cash flows.

     Cash and Cash Equivalents

          U.S. Concrete records as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase. Cash held as collateral or escrowed for contingent liabilities is included in other current and noncurrent assets based on the expected release date of the underlying obligation.

     Inventories

          Inventories consist primarily of cement and other raw materials, precast products, building materials and repair parts that U.S. Concrete holds for sale or use in the ordinary course of business. U.S. Concrete uses the first-in, first-out method to value inventories at the lower of cost or market.

          U.S Concrete provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated net realizable value using assumptions about future demand for those products and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

     Prepaid Expenses

          Prepaid expenses primarily include amounts U.S. Concrete has paid for insurance, licenses, taxes, rent and maintenance contracts. It expenses or amortizes all prepaid amounts as used or over the period of benefit, as applicable.

     Properties, Plant and Equipment, Net

          U.S. Concrete states properties, plant and equipment at cost and uses the straight-line method to compute depreciation of these assets other than mineral deposits over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from six to 12 years; and other, from three to 10 years. For some of its assets, U.S. Concrete uses an estimate of the asset’s salvage value at the end of its useful life to reduce the cost of the asset which is subject to depreciation.  Salvage values generally approximate 10% of the asset’s original cost.  U.S. Concrete capitalizes leasehold improvements on properties held under operating leases and amortizes these costs over the lesser of their estimated useful lives or the applicable lease term.  Depletion of the related mineral deposits is computed on the basis of the estimated quantity of recoverable raw materials.

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

          U.S. Concrete evaluates the recoverability of its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends in the construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Goodwill and Other Intangible Assets

           Intangible assets acquired in business combinations consist primarily of goodwill and covenants not-to-compete.  Goodwill represents the amount by which the total purchase price U.S. Concrete has paid to acquire businesses accounted for as purchases exceeds the estimated fair value of the net assets acquired.  U.S. Concrete tests goodwill for impairment annually and charges income for any impairment recognized, but goodwill is not otherwise amortized.

          Intangible assets with definite lives consists principally of covenants not-to-compete established with former owners and other key management personnel in business combinations and are amortized over the period that U.S. Concrete believes best reflects the period in which the economic benefits will be consumed.  Intangible assets with definite lives are evaluated for recoverability when events or circumstances indicate that these assets might be impaired.  U.S. Concrete tests these assets for impairment by comparing its respective carrying value to estimates of the sum of the future undiscounted net cash flows expected to result from the asset.  If the carrying amount of the asset exceeds the sum of the undiscounted net cash flows, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. See Note 2 for further discussion of goodwill and other intangibles.

     Debt Issue Costs

          U.S. Concrete amortizes debt issue costs related to its revolving credit facility and senior subordinated notes as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $7.6 million as of December 31, 2005 and $8.9 million as of December 31, 2004.  U.S. Concrete includes those unamortized costs in other assets.

     Allowance for Doubtful Accounts

          U.S. Concrete provides an allowance for accounts receivable it believes it may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance.  Accounts receivable are written off when U.S. Concrete determines the receivable will not be collected.  Accounts receivable that U.S. Concrete writes off its books decrease the allowance. U.S. Concrete determines the amount of bad debt expense it records each period and the resulting adequacy of the allowance at the end of each period by using a combination of its historical loss experience, a customer-by-customer analysis of its accounts receivable balances each period and subjective assessments of its bad debt exposure.  The allowance for doubtful accounts balance was $3.5 million as of December 31, 2005 and $2.3 million as of December 31, 2004.

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

     Insurance Programs

          U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under its insurance programs in effect since July 2001, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete’s deductible retentions per occurrence for auto and general liability insurance programs were $0.5 million in 2005, 2004 and 2003, and for its worker’s compensation insurance program was $1.0 million in 2005, 2004 and 2003.  In connection with these automobile and general liability and workers’ compensation insurance programs, U.S. Concrete has entered into standby letter of credit agreements totaling $14.1 million at December 31, 2005.  U.S. Concrete funds its deductibles and records an expense for losses it expects under the programs. U.S. Concrete determines expected losses using a combination of its historical loss experience and subjective assessments of its future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  The amounts accrued for self-insured claims were $9.7 million as of December 31, 2005 and $8.7 million as of December 31, 2004.  U.S. Concrete includes those accruals in accrued liabilities.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Asset Retirement Obligations

           SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is amortized over the life of the asset. The liability is accreted at the end of each reporting period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.  Asset retirement obligations accrued at December 31, 2005 and 2004 were not material.

     Income Taxes

          U.S. Concrete uses the liability method of accounting for income taxes. Under this method, it records deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and uses enacted tax rates and laws that U.S. Concrete expects will be in effect when it recovers those assets or settles those liabilities, as the case may be, to measure those taxes.  U.S. Concrete records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2005 and December 31, 2004, no valuation allowances were recorded.

     Derivative Instruments

          U.S. Concrete recognizes derivatives as either assets or liabilities in its consolidated balance sheets and measures those instruments at fair value.  In April 2004, U.S. Concrete entered into interest rate swap agreements which represented fair value hedges.  U.S. Concrete’s objective for holding these derivatives was to balance its exposure to the fixed and variable interest rate markets. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these hedges were considered perfectly effective, and no net gain or loss was recorded for changes in fair value of the interest rate swaps or the related debt.   In June 2005, U.S. Concrete terminated these interest rate swap agreements.  See Note 8 for a description of U.S. Concrete’s derivative financial instruments.

     Fair Value of Financial Instruments

          The financial instruments of U.S. Concrete consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. U.S. Concrete’s management considers the carrying values of cash and cash equivalents, trade receivables, trade payables and the revolving credit facility to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of U.S. Concrete’s long-term debt borrowings at year end was estimated at $200 million in 2005 and $215 million in 2004.

     Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions that U.S. Concrete considers significant in the preparation of its financial statements include those related to its allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, income taxes, reserves for inventory obsolescence and the valuation and useful lives of properties, plant and equipment.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The following table reconciles the numerator and denominator of the basic and diluted earnings per share during the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts).

	2005	2004	2003

Numerator:
Net income (loss)	$12,612	$(10,539)	$10,303
Denominator:
Weighted average common shares outstanding-basic	28,655	28,247	28,003
Effect of dilutive stock options and restricted stock	573	—	102

Weighted average common shares outstanding-diluted	29,229	28,247	28,105

Earnings (loss) per share:
Basic	$0.44	$(0.37)	$0.37
Diluted	$0.43	$(0.37)	$0.37

          For the years ended December 31, stock options and awards covering 0.8 million shares in 2005, 3.7 million shares in 2004 and 3.1 million shares in 2003 were excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

     Comprehensive Income

          Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2005, no differences existed between the historical consolidated net income and consolidated comprehensive income of U.S. Concrete.

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

     Stock-based Compensation

          Under the requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” U.S. Concrete accounts for stock option awards in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. Under APB No. 25, no compensation expense is recognized when the exercise price is greater than or equal to the market price of the underlying common stock on the date of grant. The exercise price per share of each stock option U.S. Concrete awarded during 2005, 2004 and 2003 was greater than or equal to the fair market value of a share of U.S. Concrete’s common stock on the date of grant.  See Note 9 for a description of U.S. Concrete’s stock-based compensation plans.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The following table reflects pro forma net income (loss) and earnings (loss) per share implications if the fair value method of SFAS No. 123 had been applied to all awards that vested during the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share amounts):

	2005	2004	2003

Net income (loss)	$12,612	$(10,539)	$10,303
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,050	726	130
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards vested during the year, net of any tax effects	(1,468)	(1,775)	(1,918)

Pro forma net income (loss)	$12,194	$(11,588)	$8,515

Earnings (loss) per share:
Reported basic	$0.44	$(0.37)	$0.37
Reported diluted	$0.43	$(0.37)	$0.37
Pro forma basic	$0.43	$(0.41)	$0.30
Pro forma diluted	$0.42	$(0.41)	$0.30

          The weighted average fair values of stock options at their grant date for 2005, 2004 and 2003, where the exercise price equaled the market price on the grant date, was $1.94, $1.95 and $1.43, respectively. The estimated fair values for options granted in 2005, 2004 and 2003 were calculated using a Black-Scholes option pricing model, with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rate of 3.63%, 2.87% and 3.25%; no dividend yield; volatility factor of 0.271, 0.307 and 0.314; and an expected option life of five years.

          The weighted average fair value of restricted stock awards at their grant date was $6.93 for 2005 and $6.44 for 2004.

          For additional discussion related to stock options, see Note 9.

     Recent Accounting Requirements

           In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”).  SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs and wasted material (spoilage), and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities.  SFAS No. 151 is required to be adopted for fiscal years beginning after June 15, 2005.  U.S. Concrete adopted the new rules as of January 1, 2006, with no expected material impact on its consolidated financial position, results of operations or cash flows.

          In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is effective for public companies for interim or annual periods beginning after June 15, 2005 and was initially required to be adopted by U.S. Concrete in its third quarter of fiscal 2005, beginning on July 1, 2005. However, in April 2005, the SEC announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  Accordingly, U.S. Concrete is adopting SFAS No. 123R effective as of January 1, 2006.  SFAS No. 123R will require U.S. Concrete to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan, rather than disclose the impact on the consolidated net income in the footnotes to its consolidated financial statements.  U.S. Concrete will adopt the provisions of this statement using the modified prospective transition method, which will result in U.S. Concrete recognizing its stock option awards as compensation expense for unvested awards as of January 1, 2006 and awards subsequent to that date.  U.S. Concrete expects the initial impact of the adoption of SFAS No. 123R will not differ materially from the pro forma effect on net income (loss) and earnings (loss) per share indicated in this Note 1 above for the year ended December 31, 2005.  U.S. Concrete also expects the full-year impact of the adoption of SFAS No. 123R on U.S. Concrete’s results of operations will not be material.  However, the full-year impact will depend on the levels of share-based payments granted in 2006.

          In March 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”), that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost. As a result of this consensus, all post-production stripping costs will be considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The guidance in this consensus is effective for financial statements issued for fiscal years beginning after December 15, 2005, with early adoption permitted. U.S. Concrete is adopting EITF 04-6 beginning January 1, 2006.  Any capitalized post-production stripping costs will be recognized as an adjustment to beginning retained earnings at that date.  At December 31, 2005, U.S. Concrete’s capitalized stripping costs were $0.7 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS No. 154 applies to all voluntary changes in accounting principles and to changes required in accounting pronouncements when no specific transition provisions are provided.  When a pronouncement includes specific transition provisions, those provisions should be followed.  SFAS No. 154 is effective for the fiscal periods beginning after December 15, 2005, and U.S. Concrete adopted it beginning on January 1, 2006.

          In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”).  FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated.  FIN 47 clarifies that the term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditioned on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of the asset retirement obligation.  FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005.  U.S. Concrete adopted FIN 47 in its fiscal year ended December 31, 2005, and the effect of the adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

2.     GOODWILL AND OTHER INTANGIBLE ASSETS

           In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” U.S. Concrete performs an annual impairment test (or more frequently if impairment indicators arise) for goodwill and other intangibles with indefinite lives.  U.S. Concrete allocates goodwill to various reporting units to perform its impairment test.  SFAS No. 142 requires that the fair value of the reporting unit be compared with its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, U.S. Concrete would record an impairment loss to the extent of that difference.  The impairment test for intangible assets with indefinite lives consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, U.S. Concrete would recognize an impairment.  U.S. Concrete bases the fair values of its reporting units on a combination of valuation approaches, including discounted cash flows, multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization and comparisons of recent transactions.  In the fourth quarter of each of 2005, 2004 and 2003, U.S. Concrete conducted its annual valuation test and determined it was not required to recognize any goodwill impairment.  As of December 31, 2005 and 2004, U.S. Concrete had no intangible assets with indefinite lives other than goodwill.

          The changes in the carrying amount of goodwill for 2005 and 2004 were as follows (in thousands):

Balance at January 1, 2004	$165,226
Acquisition	1,418

Balance at December 31, 2004	166,644
Acquisitions	15,177

Balance at December 31, 2005	$181,821

           Intangible assets with definite lives consist principally of covenants not-to-compete established in business combinations and are recorded in other non-current assets.  Covenants not-to-compete are amortized ratably over the life of the agreement, which is generally five years.  Aggregate amortization expense associated with covenants not-to-compete was $0.1 million for the year ended December 31, 2005 and nil for 2004.  Amortization expense associated with U.S. Concrete’s covenants not-to-compete at December 31, 2005, is expected to be $0.6 million in each of 2006, 2007, 2008 and 2009, and $0.4 million in 2010.

          The changes in the carrying amount of the other intangible assets for 2005 and 2004 were as follows (in thousands):

Balance at January 1, 2004	$—
Covenant not-to-compete, net of accumulated amortization of $0	560

Balance at December 31, 2004	560
Covenant not-to-compete, net of accumulated amortization of $121	2,123

Balance at December 31, 2005	$2,683

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.     BUSINESS COMBINATIONS

           In December 2005, U.S. Concrete acquired substantially all of the operating assets of Go-Crete and South Loop Development Corporation, which produce and deliver ready-mixed concrete from six plants and mine sand and gravel from a quarry in the greater Dallas/Fort Worth, Texas market for approximately $27.5 million, comprised of cash of $26.0, deferred purchase price of $1.3 million and transaction costs of $0.2 million.  The purchase price has been allocated to the fair value of the properties and equipment of $21.2 million, identifiable intangibles of $0.6 million, net current assets of $0.2 million (net of current liabilities of $7.4 million), capital lease obligations of $2.1 million and goodwill of $7.6 million in the accompanying consolidated balance sheet as of December 31, 2005.

          In November 2005, U.S. Concrete acquired substantially all the operating assets, including real property, of City Concrete Company, City Concrete Products, Inc. and City Transports, Inc., which produce and deliver ready-mixed concrete from five plants in the greater Memphis, Tennessee and northern Mississippi area, for approximately $14.3 million in cash and transaction costs of $0.1 million.   The purchase price has been allocated to the fair value of the properties and equipment of $5.5 million, identifiable intangibles of $1.7 million, current assets of $0.3 million, and goodwill of $6.8 million in the accompanying consolidated balance sheet as of December 31, 2005.

           In January 2005, U.S. Concrete acquired substantially all the ready-mixed concrete assets of Ed Adams d/b/a Adams Redi-Mix Company located in the Knoxville, Tennessee area. The purchase price was approximately $1.0 million in cash.  The purchase price has been allocated to the fair value of the properties and equipment of $0.3 million and goodwill of $0.7 million in the accompanying consolidated balance sheet as of December 31, 2005.

           In December 2004, U.S. Concrete completed the acquisition of Riefkohl Contracting LLC, which provides precast concrete installation services in the greater Phoenix, Arizona market. The purchase price was approximately $2.2 million, comprised of $1.7 million in cash, and 73,489 shares of U.S. Concrete common stock (valued at $0.5 million). The purchase price has been allocated to the fair value of properties and equipment of $0.2 million, identifiable intangibles of $0.6 million, net current assets of $0.1 million (net of other current liabilities of $0.6 million) and goodwill of $1.4 million in the accompanying consolidated balance sheet as of December 31, 2004.

4.     SETTLEMENTS

           In 2003, U.S. Concrete asserted a legal claim against two former owners of a U.S. Concrete subsidiary for indemnification under an acquisition agreement for breach of representations made by the former owners in the acquisition agreement. Those prior owners provided U.S. Concrete with indemnification consideration of $2.0 million to settle the claim, consisting of cash, the return of U.S. Concrete common stock and other assets.  U.S. Concrete recorded the receipt of that consideration as other income in the fourth quarter of 2003. Receivables of $0.8 million in cash and $0.2 million in other assets were included in other current receivables and other assets as of December 31, 2003. A receivable of $1.0 million in U.S. Concrete common stock was reflected as a reduction in stockholders’ equity as of December 31, 2003.  In 2004, U.S. Concrete received and cancelled approximately 144,000 shares of its common stock related to this settlement.

5.     INVENTORIES

          Inventory consists of the following (in thousands):

	December 31

	2005	2004

Raw materials	$9,396	$8,114
Precast products	6,692	6,003
Building materials for resale	4,991	3,934
Repair parts	2,598	2,034

	$23,677	$20,085

           During the third quarter of 2003, U.S. Concrete identified an inventory overstatement at one of its subsidiaries. As a result, U.S. Concrete reduced inventory by $2.5 million to account for this overstatement in the third quarter of 2003. Since the impact to U.S. Concrete’s 2001 and 2002 annual financial statements was not material, U.S. Concrete recorded an increase of $1.1 million, or $0.7 million net of tax, to cost of goods sold in the third quarter of 2003. The cost of goods sold, properly reflected in the respective prior periods, would have decreased annual net income for 2001 by $0.2 million and increased the annual net loss for 2002 by $0.5 million. U.S. Concrete reflected the remaining $1.4 million of the overstatement, which related to the acquisition date, as a $0.8 million increase in goodwill and a $0.6 million increase in deferred tax assets as of December 31, 2003 (see Note 2 for discussion).

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.     PROPERTIES, PLANT AND EQUIPMENT

          A summary of properties, plant and equipment is as follows (in thousands):

	December 31

	2005	2004

Land and mineral deposits	$42,189	$34,760
Buildings and improvements	15,018	10,194
Machinery and equipment	76,596	61,269
Mixers, trucks and other vehicles	74,633	61,125
Other, including construction in progress	6,576	5,213

	215,012	172,561
Less: accumulated depreciation and depletion	(65,375)	(53,813)

	$149,637	$118,748

          As of December 31, the carrying amounts of mineral deposits were $15.2 million in 2005 and $10.4 million in 2004.

7.     DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

          Activity in U.S. Concrete’s allowance for doubtful accounts receivable consists of the following (in thousands):

	December 31

	2005	2004	2003

Balance, beginning of period	$2,292	$4,639	$4,497
Additions from acquisitions	—	—	83
Provision for doubtful accounts	1,689	1,040	931
Uncollectible receivables written off, net of recoveries	(479)	(3,387)	(872)

Balance, end of period	$3,502	$2,292	$4,639

          Other current assets consist of the following (in thousands):

	December 31

	2005	2004

Interest receivable	$32	$440
Receivables from suppliers	2,582	4,350
Other current receivables	2,341	1,306
Other current assets	869	1,285

	$5,824	$7,381

          Accrued liabilities consist of the following (in thousands):

	December 31

	2005	2004

Accrued compensation and benefits	$6,851	$3,451
Accrued interest	4,243	4,281
Accrued income taxes	2,376	234
Accrued insurance	9,730	8,658
Other	14,269	9,366

	$37,469	$25,990

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

          A summary of debt and capital leases is as follows (in thousands):

	December 31

	2005	2004

8 3/8% senior subordinated notes due 2014 (1)	$200,000	$200,777
Capital leases	1,571	—

	201,571	200,777
Less: current maturities of capital leases	1,126	—

	$200,445	$200,777

(1)	The carrying amount of the notes includes a $0.8 million mark-to-market adjustment at December 31, 2004 for the fair value of interest rate swaps. A corresponding amount is included in other assets.

          At December 31, 2005, there were no borrowings under U.S. Concrete’s senior secured credit facility and no maturities of its long-term debt until 2014, other than capital leases which mature in 2007.

     Senior Secured Credit Facility

          On March 12, 2004, U.S. Concrete entered into a senior secured credit facility under which it initially borrowed $64 million to retire debt outstanding under its prior senior credit facility and to pay related transaction fees.  It prepaid this borrowing on March 31, 2004 with the proceeds from its sale of its 8 3/8% senior subordinated notes described below.  At December 31, 2004 and 2005, the facility consisted of a $105 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks.  The facility matures in March 2009.  At December 31, 2005, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.25% or the domestic rate plus 0.75%.  The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.375% are payable on the unused portion of the facility.

          The credit agreement relating to the facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At December 31, 2005, the amount of the available credit was approximately $86.4 million, net of outstanding letters of credit of $14.1 million.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     Interest Rate Swaps

          Effective April 16, 2004, U.S. Concrete entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of its 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year.  U.S. Concrete terminated these interest rate swap agreements in June 2005.  The swaps had been designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps matched the maturity date of the notes.  As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%.  The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the notes.  Because the swap agreements were considered an effective fair-value hedge, there was no effect on U.S. Concrete’s results of operations from the mark-to-market adjustment while they were in effect.  Upon termination of these interest rate swap agreements, U.S. Concrete received $2.2 million in cash as settlement proceeds.  U.S. Concrete has included the cash proceeds in “changes in operating assets and liabilities, excluding effects of acquisitions” within the Consolidated Statements of Cash Flows.  U.S. Concrete has recorded the cash received against the fair values of the respective agreements and is amortizing the resulting net gain of $2.0 million over the remaining life of the underlying debt instruments as an adjustment to interest expense.  At December 31, 2005, there were no interest rate swap agreements outstanding.  The interest rate swap agreements reduced U.S. Concrete’s interest expense by approximately $0.5 million ($0.3 million, net of tax) in 2005 and $1.4 million ($0.9 million, net of tax) in 2004.

9.     STOCKHOLDERS’ EQUITY

     Common Stock and Preferred Stock

          The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	December 31

	2005	2004

Shares authorized	60,000	60,000
Shares outstanding at end of period	29,809	29,344
Shares held in treasury	139	59

          U.S. Concrete is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were issued or outstanding as of December 31, 2005 and 2004.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          During the first quarter of 2003, U.S. Concrete awarded to certain key employees approximately 98,000 restricted shares of its common stock, at a total valued at $0.4 million. These awards vest on the fifth anniversary from the date of grant.

          In the third quarter of 2003, U.S. Concrete offered eligible employees the opportunity to exchange certain outstanding stock options for shares of restricted stock. In September 2003, U.S. Concrete accepted for exchange and canceled eligible options to purchase an aggregate of approximately 859,000 shares of its common stock, representing approximately 93% of the approximately 922,000 options that were eligible to be tendered in the offer as of the expiration date. Under the offer, U.S. Concrete granted an aggregate of approximately 286,000 restricted shares of its common stock, or approximately $1.4 million in value, in exchange for the tendered eligible options. The value of this stock was established by the market price on the date of the grant and was recorded as a reduction in stockholders’ equity on the consolidated balance sheet. This restricted deferred compensation reflected as stock issuance requires U.S. Concrete to recognize a noncash stock compensation charge of approximately $0.5 million per year over the three-year vesting period of the restricted stock. Of the eligible options subject to the offer, approximately 63,000 options were not exchanged. Of those options, as of December 31, 2005, approximately 47,000 remained outstanding and will be accounted for under variable plan accounting in accordance with APB No. 25. The weighted average exercise price of these remaining eligible options is approximately $8.12. In the future, to the extent that U.S. Concrete’s stock price exceeds an option’s exercise price, the difference will be recorded as a noncash compensation charge, with an offset to additional paid-in capital.

          During the years ended December 31, U.S. Concrete awarded approximately 244,000 shares in 2005 and 467,000 shares in 2004 of restricted stock under the plans to employees and retired employees, at a total value of $1.7 million in 2005 and $2.8 million in 2004, as part of the 2005 and 2004 annual grant or as grants issued for promotions and new hires. The awards are subject to vesting requirements. The value of this stock was established by the market price on the date of grant and was recorded as deferred compensation. The deferred compensation is reflected as a reduction in stockholders’ equity on the consolidated balance sheet and is being amortized ratably over the applicable restricted stock vesting period of four years.

          During the years ended December 31, approximately 45,000 shares of restricted stock were cancelled in 2005 and 26,000 shares of restricted stock were canceled in 2004.  There were no such cancellations during 2003.

          As of December 31, the outstanding shares of restricted stock totaled approximately 722,000 in 2005 and approximately 816,000 in 2004.  U.S. Concrete recognized stock-based compensation expense of approximately $1.7 million ($1.1 million, net of tax) in 2005, $1.2 million ($0.7 million, net of tax) in 2004 and $0.2 million ($0.1 million, net of tax) in 2003.

     Treasury Stock

          Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having U.S. Concrete make the required tax payments and withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. As a result of such employee elections, during the years ended December 31, U.S. Concrete withheld approximately 80,000 shares at a total value of $0.5 million in 2005 and approximately 42,000 shares at a total value of $0.3 million in 2004, and those shares were accounted for as treasury stock.  In 2004, U.S. Concrete also purchased 16,551 shares of its common stock in private transactions from its chief executive officer and chief operating officer at a total value of $0.1 million.  All shares were accounted for as treasury stock.

     Stock Options

          U.S. Concrete’s 1999 Incentive Plan and 2001 Employee Incentive Plan enable U.S. Concrete to grant nonqualified and incentive options, restricted stock, stock appreciation rights and other long-term incentive awards to employees and nonemployee directors of U.S. Concrete and nonemployee consultants and other independent contractors who provide services to U.S. Concrete (except that no officers or directors of U.S. Concrete are eligible to participate in the 2001 Employee Incentive Plan). Option grants under these plans generally vest over a four-year period and expire if not exercised prior to the tenth anniversary following the grant date. The approximate number of shares available for awards under these plans was 1.9 million as of December 31, 2005 and 2004, and 2.1 million as of December 31, 2003.  The board of directors of U.S. Concrete may, in its discretion, grant additional awards or establish other compensation plans.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The following tables set forth certain stock option information (shares in thousands):

	Number of Options	Weighted- Average Exercise Price

Options outstanding at December 31, 2002	4,094	$7.22
Granted	125	4.58
Exercised	—	—
Canceled	(1,119)	7.80

Options outstanding at December 31, 2003	3,100	$6.90
Granted	85	6.85
Exercised	(78)	6.38
Canceled	(226)	6.66

Options outstanding at December 31, 2004	2,881	$6.93
Granted	60	6.23
Exercised	(192)	6.99
Canceled	(83)	6.84

Options outstanding at December 31, 2005	2,666	$6.92

Options exercisable at December 31, 2003	1,796	$7.16

Options exercisable at December 31, 2004	2,237	$7.08

Options exercisable at December 31, 2005	2,449	$6.98

Range of Exercise Prices	Number of Outstanding Options	Weighted- Average Remaining Years of Contractual Life	Weighted- Average Exercise Price	Number of Exercisable Options	Weighted- Average Exercise Price

$4.08 - $6.23	165	3.5	$5.19	156	$5.21
$6.24 - $6.99	1,014	5.9	6.34	806	6.35
$7.00 - $8.75	1,487	4.3	7.50	1,487	7.50

	2,666			2,449

          See Note 1 for pro forma disclosure of net income (loss) and earnings (loss) per share under SFAS No. 123.

     Employee Stock Purchase Plan

          In January 2000, U.S. Concrete’s board of directors adopted, and its stockholders approved, the U.S. Concrete 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. All U.S. Concrete personnel employed for at least 20 hours per week and five months per calendar year are eligible to participate in the ESPP.  For any offering period ending on or prior to December 31, 2005, eligible employees electing to participate were granted the right to purchase shares of U.S. Concrete common stock at a price generally equal to 85% of the lower of the fair market value of a share of U.S. Concrete common stock on the first or last day of the offering period.  For any offering period beginning on or after January 1, 2006, eligible employees electing to participate will be granted the right to purchase shares of U.S. Concrete common stock at a price equal to 85% of the fair market value of a share of U.S. Concrete common stock on the last day of the offering period.  U.S. Concrete issued approximately 154,000 shares in 2005, 149,000 shares in 2004, and 265,000 shares in 2003.

10.     INCOME TAXES

          U.S. Concrete’s consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          A reconciliation of U.S. Concrete’s effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% during the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Tax at statutory rate	$7,257	$(5,921)	$5,452
Add (deduct):
State income taxes	760	253	262
Manufacturing deduction	(102)	—	—
Settlement income	—	(298)	(700)
Tax audit settlement	—	(136)	—
Tax credits	—	(238)	—
Other	206	(37)	260

Income tax provision (benefit)	$8,121	$(6,377)	$5,274

Effective income tax rate	39.2%	37.7%	33.9%

          The amounts of consolidated federal and state income tax provision (benefit) during the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003

Current:
Federal	1,097	$(3,769)	$(2,337)
State	440	48	(834)

	1,537	(3,721)	(3,171)

Deferred:
Federal	6,190	$(2,273)	$7,209
State	394	(383)	1,236

	6,584	(2,656)	8,445

Total provision (benefit)	$8,121	$(6,377)	$5,274

          Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. U.S. Concrete presents the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31

	2005	2004

Deferred income tax liabilities:
Properties, plant and equipment, net	21,022	$21,014
Other	19	93

Total deferred tax liabilities	21,041	21,107

Deferred income tax assets:
Goodwill and other intangibles	4,302	7,298
Receivables	1,084	900
Inventory	718	566
Accrued insurance	3,420	3,550
Other accrued expenses	1,790	1,724
Net operating loss carryforwards	296	3,978
Other	240	484

Total deferred tax assets	11,850	18,500

Net deferred tax liabilities	9,191	2,607
Current deferred tax assets	6,750	10,293

Long-term deferred income tax liabilities	$15,941	$12,900

           As of December 31, U.S. Concrete had federal income tax receivables of approximately $0.6 million in 2005 and $4.4 million in 2004, which are currently classified in other current assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          In assessing the value of deferred tax assets at December 31, 2004 and 2005, U.S. Concrete considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. U.S. Concrete considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, U.S. Concrete determined that its deferred tax assets would be realized and a valuation allowance was not required at December 31, 2005 and 2004.

          The American Jobs Creation Act of 2004, which was enacted on October 22, 2004, makes a number of changes to the income tax laws which will affect U.S. Concrete in future years, the most significant of which is a new deduction for qualifying domestic production activities.

11.    RELATED-PARTY TRANSACTIONS

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

Locations:	Number of Facilities	Aggregate Annual Rentals (in thousands)

Central	2	$324
Eastern	2	$266

          U.S. Concrete believes the rentals it must pay under each of these leases are at fair market rates.  William T. Albanese, a former owner of Central, and Thomas J. Albanese, a former owner of Central, are executive officers of U.S. Concrete, and Michael D. Mitschele, the former owner of Eastern, was an executive officer of U.S. Concrete until June 1, 2005.

          Central sold concrete products to a company owned by a cousin of William T. Albanese and Thomas J. Albanese totaling approximately $14.0 million in 2005, $11.0 million in 2004 and $9.6 million in 2003. U.S. Concrete believes the amounts it received for the concrete products were fair and substantially equivalent to amounts it would have received from an unaffiliated third party.

          Central paid a company owned by a cousin of William T. Albanese and Thomas J. Albanese approximately $0.1 million in 2005, $0.1 million in 2004, and $0.6 million in 2003.  These payments were for construction related services.  U.S. Concrete believes the amounts it paid for these services were fair and substantially equivalent to amounts it would have paid to an unaffiliated third party.

          U.S. Concrete reimbursed Main Street Mezzanine Fund, LLC (or its predecessor), of which Vincent D. Foster, U.S. Concrete’s chairman, is a senior managing director, approximately $17,000, $17,000 and $57,000 in 2005, 2004 and 2003, respectively, for expenses primarily related to U.S. Concrete’s business development activities.

12.    RISK CONCENTRATION

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

          Cash deposits were distributed among various banks in areas where U.S. Concrete has operations throughout the United States as of December 31, 2005.  In addition, U.S. Concrete had money-market funds with a financial institution with a strong credit rating. As a result, it believes that credit risk in such instruments is minimal.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    COMMITMENTS AND CONTINGENCIES

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

          As permitted under Delaware law, U.S. Concrete has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at U.S. Concrete’s request in such capacity. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete maintains a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid.  Many of the indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, because they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of December 31, 2005.

          U.S. Concrete is party to agreements that require it to provide indemnification in certain instances when it acquires businesses and real estate and in the ordinary course of business with its customers, suppliers and service providers.

     Lease Payments

          U.S. Concrete leases certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total expense for such operating leases amounted to $14.4 million in 2005, $12.0 million in 2004 and $12.6 million in 2003.  In addition, in December 2005, U.S. Concrete acquired substantially all of the operating assets of Go-Crete and South Loop Development Corporation, which included certain capital lease obligations on delivery vehicles.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Future minimum rental payments with respect to our lease obligations as of December 31, 2005, were as follows:

	Capital Leases	Operating Leases

	(in millions)
Year ended December 31:
2006	$1.1	$9.6
2007	0.5	9.0
2008	—	7.8
2009	—	6.1
2010	—	4.4
Later years	—	7.0

	$1.6	$43.9

Total future minimum rental payments	$1.6
Less amounts representing imputed interest	0.1

Present value of future minimum rental payments under capital leases	1.5
Less current portion	1.1

Long-term capital lease obligation	$0.4

     Insurance Programs

          U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes is reasonable. Under its insurance programs, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  U.S. Concrete’s deductible retentions per occurrence for automobile and general liability insurance programs were $0.5 million in 2003, 2004 and 2005, and for its worker’s compensation insurance program was $1.0 million in 2003, 2004 and 2005.  In connection with these automobile and general liability and workers’ compensation insurance programs, U.S. Concrete has entered into standby letter of credit agreements of $14.1 million at December 31, 2005.

     Performance Bonds

          In the normal course of business, U.S. Concrete is contingently liable for performance under $16.0 million as of December 31, 2005 in performance bonds that various contractors, states and municipalities have required. The bonds are principally related to construction contracts.  U.S. Concrete has indemnified the underwriting insurance company that issued the bonds against any exposure under the bonds. In U.S. Concrete’s past experience, no material claims have been made against these bonds.

14.    SIGNIFICANT CUSTOMERS AND SUPPLIERS

          U.S. Concrete did not have any customers that accounted for more than 10% of its revenues or any suppliers that accounted for more than 10% of its cost of goods sold in 2005, 2004 or 2003.

15.    EMPLOYEE BENEFIT PLANS

          U.S. Concrete maintains a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit. U.S. Concrete matches 100% of employee contributions up to a maximum of 5% of their compensation. U.S. Concrete paid matching contributions of $2.1 million in 2005, $2.3 million in 2004 and $2.2 million in 2003.

          U.S. Concrete maintained defined contribution profit-sharing and money purchase pension plans for the nonunion employees of certain of its companies for the period from their acquisition by U.S. Concrete through the date that those companies adopted the U.S. Concrete 401(k) plan. Contributions made to these plans were approximately $117,000 in 2003, none in 2004 and none in 2005.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          In connection with its collective bargaining agreements, U.S. Concrete participates with other companies in the unions’ multi-employer pension plans. These plans cover substantially all of U.S. Concrete’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or on termination of, that plan. In 2001, a subsidiary of U.S. Concrete withdrew from the multi-employer pension plan of the union that represented several of its employees. That union disclaimed interest in representing those employees. U.S. Concrete has no plans to withdraw from any other multi-employer plans. U.S. Concrete made contributions to these plans of $13.9 million in 2005, $13.3 million in 2004 and $11.9 million in 2003.

          See Note 9 for discussions of U.S. Concrete’s incentive plans and employee stock purchase plan.

16.    QUARTERLY SUMMARY (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)
2005
Sales	$92,499	$153,214	$172,297	$157,645
Income (loss) from operations	(7,024)	14,387	18,954	9,709
Net income (loss)	(6,479)	6,035	9,000	4,056
Basic and diluted earnings (loss) per share (2)	(0.23)	0.21	0.31	0.14
2004
Sales	$90,314	$138,627	$148,252	$123,396
Income (loss) from operations	(3,219)	12,663	15,392	2,712
Net income (loss) (1)	(24,603)	6,050	7,987	27
Basic and diluted earnings (loss) per share (2)	(0.87)	0.21	0.28	0.00

(1)	Net income (loss) reflects the loss on the early extinguishment of debt of $28.8 million in the first quarter of 2004 (see Note 8 for discussion).
(2)

Earnings (loss) per share (“EPS”) for each quarter are computed using the weighted-average number of shares outstanding during the quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year.  Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

17.    SUBSEQUENT EVENT

          In February 2006, U.S. Concrete issued 8,050,000 shares of its common stock to the public at a price of $11.25 per share, resulting in net proceeds to U.S. Concrete of approximately $85.0 million, after deducting underwriting discounts and commissions and other offering costs.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended December 31, 2005, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          We completed the purchase of substantially all the operating assets of City Concrete Company, City Concrete Products, Inc. and City Transports, Inc. (collectively, “City Concrete”) on November 1, 2005.  We completed the purchase of substantially all the operating assets of Go-Crete and South Loop Development Corporation (collectively “Go-Crete”) on December 5, 2005.  Net sales from these acquired businesses comprise less than one percent of consolidated revenues for the year ended December 31, 2005.  Total assets of City Concrete and Go-Crete comprise approximately 3.2% and 8.2%, respectively, of our consolidated total assets as of December 31, 2005.  Because these acquisitions occurred late in 2005, our management did not include the businesses of City Concrete or Go-Crete in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005.  Accordingly, the businesses of City Concrete and Go-Crete are excluded from management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005.

          Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our internal control over financial reporting, an evaluation of the design effectiveness of those controls and testing of the operating effectiveness of those controls. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

          Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

          Not applicable.

PART III

          In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2006 Annual Meeting of Stockholders (the “2006 Annual Proxy Statement”). We intend to file that definitive proxy statement with the SEC by April 28, 2006.

Item 10.	Directors and Executive Officers of the Registrant

          For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers and Key Employees,” “Information Concerning the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Annual Proxy Statement, which is incorporated in this Item by this reference.

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

          For the information this Item requires, please see the information under the heading “Executive Compensation and Other Matters” in the 2006 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          For the information this Item requires, please see the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Annual Proxy Statement, which is incorporated in this Item by this reference.

          The following table summarizes, as of December 31, 2005, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans. These plans use or are based on shares of our common stock.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column)

Equity compensation plans approved by security holders	1,925,227	$7.06	1,157,494
Equity compensation plans not approved by security holders (1)	740,699	$6.55	608,955

Total	2,665,926

(1)

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

          For the information this Item requires, please see the information under the heading “Certain Relationships and Related Transactions” in the 2006 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14.	Principal Accountant Fees and Services

          For the information this Item requires, please see the information appearing under the heading “Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm” in the 2006 Annual Proxy Statement, which is incorporated in this Item by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

          (a)(1) Financial Statements.

          For the information this item requires, please see Index to Consolidated Financial Statements on page 32 of this report.

           (2) Financial Statement Schedules.

          All financial statement schedules are omitted because they are not required or the required information is shown in our Consolidated Financial Statements or the notes thereto.

          (3) Exhibits.

Exhibit Number	Description

2.1	—	Asset Purchase Agreement dated as of December 5, 2005 by and among U.S. Concrete, Inc., Beall Concrete Enterprises, Ltd., Go-Crete, South Loop Development Corporation and John D. Yowell, Jr.

3.2 *	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3 *	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1 *	—	Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.2 *	—

Rights Agreement by and between U.S. Concrete and American Stock Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).

4.3 *	—

Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named  therein and Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December  31, 2003 (File No. 000-26025), Exhibit 4.9).

4.4 *	—	First Consent to Exhibit 4.3 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.2).

4.5 *	—

Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors party  thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial  Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025),  Exhibit 4.3).

4.6 *	—

Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors  party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the  Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000- 26025), Exhibit 4.4).

4.7 *	—

Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National  Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014  (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.8 *	—	Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.7).

4.9 *	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

10.1 *†	—	1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2 *†	—	Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

10.3 *†	—	Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.4 *†	—	Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. effective May 17, 2005 (Proxy Statement relating to 2005 annual meeting of stockholders, Appendix B).

10.5 †	—	Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006.

10.6 *	—	U.S. Concrete 2000 Employee Stock Purchase Plan effective May 16, 2000 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix A).

10.7 *	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective December 16, 2005 (Form 8-K dated December 16, 2005 (File No. 000-26025), Exhibit 10.1).

10.8 *	—	2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.9 *	—	Amendment No. 1 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

Exhibit Number	Description

10.10 *†	—	Employment Agreement between U.S. Concrete, Inc. and William T. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.1).

10.11 *†	—	Employment Agreement between U.S. Concrete, Inc. and Thomas J. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.2).

10.12 *†	—	Employment Agreement between U.S. Concrete, Inc. and Michael W. Harlan (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.3).

10.13 *†	—	Employment Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.4).

10.14 *†	—	First Amendment to Exhibit 10.13 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.5).

10.15 *†	—	Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.6).

10.16 *†	—	Amendment No. 1, dated June 1, 2005, to Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 8-K dated June 1, 2005 (File No. 000-26025), Exhibit 10.1).

10.17 *†	—	Employment Agreement between U.S. Concrete, Inc. and Donald C. Wayne (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.7).

10.18 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.1).

10.19 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Gary J. Konnie (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.2).

10.20 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Wallace H. Johnson (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.3).

10.21 †	—	Employment Term Sheet between U.S. Concrete, Inc. and Sean M. Gore, dated February 4, 2005, as modified on February 13, 2006.

10.22 †	—	Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers.

10.23 *	—	Flexible Underwritten Equity Facility (FUEL®) Agreement dated as of January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

10.24 *	—	Amended and restated engagement letter agreement dated as of January 18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

10.25 *†	—	Employment Agreement between U.S. Concrete, Inc. and Cesar Monroy (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.19).

10.26 *†	—	Summary of annual fees paid by U.S. Concrete, Inc. to its nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.20).

10.27 *†	—	Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.21).

10.28 *†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.22)

10.29 *†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.23).

10.30 * †	—	U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan, effective April 8, 2005 (Form 8-K dated April 8, 2005 (File No. 000-26025), Exhibit 10.1).

12	—	Statement regarding computation of ratios.

14 *	—	U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

21	—	Subsidiaries.

23	—	Consent of independent registered public accounting firm.

Exhibit Number	Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1	—	Section 1350 Certification of Eugene P. Martineau.

32.2	—	Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 15, 2006	By:	/s/ Eugene P. Martineau

Eugene P. Martineau
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2006.

Signature	Title

/s/ Eugene P. Martineau
President and Chief Executive Officer and Director (Principal Executive Officer)
Eugene P. Martineau

/s/ Robert D. Hardy
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Robert D. Hardy

/s/ Vincent D. Foster
Director
Vincent D. Foster

/s/ John R. Colson
Director
John R. Colson

/s/ T. William Porter
Director
T. William Porter

/s/ Mary P. Ricciardello
Director
Mary P. Ricciardello

/s/ Murray S. Simpson
Director
Murray S. Simpson

/s/ Robert S. Walker
Director
Robert S. Walker

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	—	Asset Purchase Agreement dated as of December 5, 2005 by and among U.S. Concrete, Inc., Beall Concrete Enterprises, Ltd., Go-Crete, South Loop Development Corporation and John D. Yowell, Jr.

3.2 *	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

3.3 *	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.1 *	—	Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.2 *	—

Rights Agreement by and between U.S. Concrete and American Stock Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).

4.3 *	—

Credit Agreement dated as of March 12, 2004 among U.S. Concrete, the Lenders and Issuers named  therein and Citicorp North America, Inc., as administrative agent (Form 10-K for the year ended December  31, 2003 (File No. 000-26025), Exhibit 4.9).

4.4 *	—	First Consent to Exhibit 4.3 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.2).

4.5 *	—

Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors party  thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial  Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025),  Exhibit 4.3).

4.6 *	—

Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors  party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the  Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000- 26025), Exhibit 4.4).

4.7 *	—

Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National  Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014  (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.8 *	—	Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.7).

4.9 *	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

10.1 *†	—	1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2 *†	—	Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

10.3 *†	—	Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.4 *†	—	Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. effective May 17, 2005 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix B).

10.5 †	—	Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006.

10.6 *	—	U.S. Concrete 2000 Employee Stock Purchase Plan effective May 16, 2000 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix A).

10.7 *	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective December 16, 2005 (Form 8-K dated December 16, 2005 (File No. 000-26025), Exhibit 10.1).

10.8 *	—	2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.9 *	—	Amendment No. 1 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

10.10 *†	—	Employment Agreement between U.S. Concrete, Inc. and William T. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.1).

Exhibit Number	Description

10.11 *†	—	Employment Agreement between U.S. Concrete, Inc. and Thomas J. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.2).

10.12 *†	—	Employment Agreement between U.S. Concrete, Inc. and Michael W. Harlan (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.3).

10.13 *†	—	Employment Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.4).

10.14 *†	—	First Amendment to Exhibit 10.13 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.5).

10.15 *†	—	Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.6).

10.16 *†	—	Amendment No. 1, dated June 1, 2005, to Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 8-K dated June 1, 2005 (File No. 000-26025), Exhibit 10.1).

10.17 *†	—	Employment Agreement between U.S. Concrete, Inc. and Donald C. Wayne (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.7).

10.18 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.1).

10.19 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Gary J. Konnie (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.2).

10.20 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Wallace H. Johnson (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.3).

10.21 †	—	Employment Term Sheet between U.S. Concrete, Inc. and Sean M. Gore, dated February 4, 2005, as modified on February 13, 2006.

10.22 †	—	Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers.

10.23 *	—	Flexible Underwritten Equity Facility (FUEL®) Agreement dated as of January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

10.24 *	—	Amended and restated engagement letter agreement dated as of January 18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

10.25 *†	—	Employment Agreement between U.S. Concrete, Inc. and Cesar Monroy (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.19).

10.26 *†	—	Summary of annual fees paid by U.S. Concrete, Inc. to its nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.20).

10.27 *†	—	Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.21).

10.28 *†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.22)

10.29 *†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.23).

10.30 *†	—	U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan, effective April 8, 2005 (Form 8-K dated April 8, 2005 (File No. 000-26025), Exhibit 10.1).

12	—	Statement regarding computation of ratios.

14 *	—	U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

21	—	Subsidiaries.

23	—	Consent of independent registered public accounting firm.

Exhibit Number	Description

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1	—	Section 1350 Certification of Eugene P. Martineau.

32.2	—	Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.