Form 10-Q
period 2006-03-31
US CONCRETE INC
filed 2006-05-10
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of the close of business on May 8, 2006, U.S. Concrete, Inc. had 38,625,896 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 181,108).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$109,178	$23,654
Trade accounts receivable, net	78,419	87,654
Inventories, net	24,608	23,677
Prepaid expenses	4,165	2,401
Other current assets	13,907	13,154

Total current assets	230,277	150,540

Property, plant and equipment, net	149,584	149,637
Goodwill	182,856	181,821
Other assets	11,479	12,045

Total assets	$574,196	$494,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$390	$1,126
Accounts payable	36,011	49,144
Accrued liabilities	43,087	37,469

Total current liabilities	79,488	87,739

Long-term debt, net of current maturities	200,450	200,445
Other long-term liabilities and deferred credits	5,039	4,997
Deferred income taxes	17,153	15,941

Total liabilities	302,130	309,122

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Common stock	38	30
Additional paid-in capital	259,063	172,857
Retained earnings	13,930	16,918
Treasury stock, at cost	(965)	(945)
Deferred compensation	—	(3,939)

Total stockholders’ equity	272,066	184,921

Total liabilities and stockholders’ equity	$574,196	$494,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,

	2006	2005

Sales	$139,594	$92,499
Cost of goods sold before depreciation, depletion and amortization	120,796	83,951
Selling, general and administrative expenses	15,434	12,495
Depreciation, depletion and amortization	4,176	3,077

Loss from operations	(812)	(7,024)
Interest income	696	190
Interest expense	4,632	4,507
Other income, net	387	170

Loss before income taxes	(4,361)	(11,171)
Income tax benefit	(1,660)	(4,692)

Net loss	$(2,701)	$(6,479)

Basic and diluted net loss per share	$(0.08)	$(0.23)

Basic and diluted common shares outstanding (Note 9)	33,669	28,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Par Value

BALANCE, December 31, 2005	29,809	$30	$172,857	$(3,939)	$16,918	$(945)	$184,921
Change in accounting principle for stripping costs, net of tax	—	—	—	—	(287)	—	(287)
Change in accounting principle for stock-based compensation	—	(1)	(3,938)	3,939	—	—	—
Common stock issuance	8,050	8	84,804	—	—	—	84,812
Stock options exercised	536	1	4,734	—	—	—	4,735
Stock-based compensation	259	—	606	—	—	—	606
Purchase of treasury shares	(2)	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	(2,701)	—	(2,701)

BALANCE, March 31, 2006	38,652	$38	$259,063	—	$13,930	$(965)	$272,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,701)	$(6,479)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation, depletion and amortization	4,176	3,077
Debt issuance cost amortization	326	326
Net gain on sale of property, plant and equipment	(460)	(246)
Deferred income taxes	642	(4,701)
Provision for doubtful accounts	184	425
Stock-based compensation	606	366
Excess tax benefits from stock-based compensation	(1,105)	—
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	9,051	8,103
Inventories	(783)	(304)
Prepaids and other current assets	(833)	796
Other assets	(350)	(22)
Accounts payable and accrued liabilities	(8,108)	545

Net cash provided by operations	645	1,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $1,056 and $506	(4,342)	(4,025)
Payments for acquisitions	—	(1,000)
Other investing activities	425	(40)

Net cash used in investing activities	(3,917)	(5,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital leases	(731)	—
Proceeds from issuance of common stock	84,812	—
Proceeds from issuance of common stock under compensation plans	3,630	73
Excess tax benefits from stock-based compensation	1,105	—
Purchase of treasury shares	(20)	—

Net cash provided by financing activities	88,796	73

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,524	(3,106)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,654	39,707

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,178	$36,601

Supplemental disclosure of noncash investing and financing activities:
Assets acquired in business combination	$—	$332

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.  BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although our management believes that the disclosures made are adequate to make the information presented not misleading.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included.  Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006.

          The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported.  Actual results could differ from those estimates.

          Certain amounts in the unaudited condensed consolidated financial statements have been reclassified in the prior year to conform with the current year presentation.

2.  SIGNIFICANT ACCOUNTING POLICIES

          For a description of U.S Concrete’s accounting policies, refer to Note 1 to the Consolidated Financial Statements in the 2005 Form 10-K, as well as Notes 3 and 12 below.

3.  STOCK-BASED COMPENSATION

          Effective January 1, 2006, we adopted the provision of Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method and accordingly, have not restated prior period results.  SFAS 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employees’ requisite service period, generally the vesting period of the award. SFAS 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

          In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt.  We are currently in the process of evaluating the alternative methods.

          Prior to the adoption of SFAS 123R, we accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” As a result, no expense was reflected in our consolidated statement of operations for the three months ended March 31, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, we recognized stock-based compensation expense for restricted stock awards.

          SFAS 123R requires tax benefits attributable to stock-based compensation transactions to be classified as financing cash flows. Prior to the adoption of SFAS 123R, we presented excess tax benefits from stock-based compensation transactions as an operating cash flow in our Condensed Consolidated Statements of Cash Flows. The $1.1 million excess tax benefit classified as a financing cash flow for the quarter ended March 31, 2006 would have been classified as an operating cash inflow had we not adopted SFAS 123R.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The following table illustrates the pro forma effect on net loss and loss per share as if we were applying the fair value recognition provisions of SFAS 123R to our stock-based compensation plans for the period shown (in thousands, except per share amounts).  The fair value has been determined using a Black-Scholes option-pricing model.

Three Months Ended March 31, 2005

Net loss – as reported	$(6,479)
Add: Total stock-based employee compensation expense included in reported net loss, net of related tax effects	212
Deduct: Total stock-based employee compensation expense calculated using the fair value method, net of related tax effects	(376)

Pro forma net loss	$(6,643)

Loss per share:
Basic and diluted – as reported	$(0.23)
Basic and diluted – pro forma	$(0.23)

          There were no stock options granted during the first three months of 2006.  As a result of adopting SFAS 123R, compensation expense related to stock options for the three months ended March 31, 2006 was approximately $72,000 ($45,000 net of tax).  At March 31, 2006, there was approximately $17,000 of compensation expense related to nonvested awards not yet recognized which is expected to be recognized over the last nine months of 2006.

Restricted Stock

          We issue restricted stock awards under our incentive compensation plans which vest over a specified period of time, generally four years.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting. During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, if any, on those shares.

          Restricted stock activity for the first three months of 2006 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested restricted shares outstanding at December 31, 2005	722	$6.16
Granted	259	12.33
Vested	(5)	6.25
Canceled	(35)	5.83

Unvested restricted shares outstanding at March 31, 2006	941	7.87

          For the three months ended March 31, we recognized stock-based compensation expense related to restricted stock of approximately $0.6 million in 2006 and $0.4 million in 2005.

          In 2003, we offered eligible employees the opportunity to exchange certain outstanding stock options for shares of restricted stock. Of the eligible options subject to the offer, 62,614 options were not exchanged. As of March 31, 2006, approximately 14,540 of those options remained outstanding. The weighted average exercise price of these remaining eligible options is approximately $8.22.   In the future, to the extent that our stock price exceeds an option’s exercise price, we will record the difference as a noncash compensation charge, with an offset to additional paid-in capital.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

          Our 1999 Incentive Plan and 2001 Employee Incentive Plan enable us to grant nonqualified and incentive options, restricted stock, stock appreciation rights and other long-term incentive awards to our employees and nonemployee directors,   as well as nonemployee consultants and other independent contractors who provide services to us (except that none of our officers or directors are eligible to participate in the 2001 Employee Incentive Plan).  Option grants under these plans generally vest over a four-year period and expire if not exercised prior to the tenth anniversary following the grant date. Proceeds from the exercise of stock options are credited to common stock at par value and the excess is credited to additional paid-in capital.

          We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option pricing model.  The expected volatility was determined using U.S Concrete’s historic volatility.  For each option awarded, the risk- free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option.  The expected life of an option represents the weighted average period of time that an option granted is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns.  The significant weighted-average assumptions relating to the valuation of our stock options for the three months ended March 31 were as follows:

	2006	2005

Dividend yield	0.0%	0.0%
Volatility rate	28.9%	27.5%
Risk-free interest rate	4.8%	3.1%
Expected option life (years)	5.0	5.0

          There were no stock options granted in for the three months ended March 31, 2006 and 2005.

          Stock option activity information for the first three months of 2006 was as follows (shares in thousands):

	Number of Options	Weighted- Average Exercise Price

Options outstanding at December 31, 2005	2,666	$6.92
Granted	—	—
Exercised	(536)	6.79
Canceled	(1)	6.39

Options outstanding at March 31, 2006	2,129	6.95

Options exercisable at March 31, 2006	2,105	6.96

          The aggregate intrinsic value of outstanding options and exercisable options at March 31, 2006 was $16.0 million and $15.8 million, respectively.  The total intrinsic value of options exercised in the first three months of 2006 was $2.8 million.  The weighted average remaining contractual term for outstanding options and exercisable options at March 31, 2006 was 4.5 years.  The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $0.9 million and $0.8 million, respectively.

          Stock option information related to the nonvested shares for the first three months of 2006 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested options outstanding at December 31, 2005	25	$6.02
Granted	—	—
Exercised	—	—
Canceled	(1)	6.27

Nonvested options outstanding at March 31, 2006	24	6.01

Share Price Performance Units

          In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units to certain salaried employees, other than executive officers and senior management, which vest in four equal annual installments beginning in May 2006.  Each share price performance unit is equal in value to one share of our common stock.  Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date.  During the period prior to vesting, holders of share price performance units would be entitled to receive a cash amount equal to dividends paid, if any, on shares of our common stock equal to the number of then unvested share price performance units.  The value of these awards is accrued and charged to expense over the performance period of the units.  We recognized compensation expense from the units of approximately $0.5 million as selling, general and administrative expense during the three-month period ended March 31, 2005.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.     INVENTORIES

          Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Raw materials	$9,303	$9,396
Finished products and supplies	15,305	14,281

	$24,608	$23,677

5.     GOODWILL

          The change in the carrying amount of goodwill from December 31, 2005 to March 31, 2006 was as follows (in thousands):

Balance at December 31, 2005	$181,821
Adjustments	1,035

Balance at March 31, 2006	$182,856

          The adjustments made in the three months ended March 31, 2006 relate to adjustments of our preliminary purchase price allocations in connection with acquisitions completed in the fourth quarter of 2005.

6.     DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

          A summary of debt is as follows (in thousands):

	March 31, 2006	December 31, 2005

Senior secured credit facility due 2009	$—	$—
8 3/8% senior subordinated notes due 2014	200,000	200,000
Capital leases	840	1,571

	200,840	201,571
Less: current maturities	390	1,126

	$200,450	$200,445

          On March 12, 2004, we entered into a senior secured credit facility under which we initially borrowed $64 million to retire debt outstanding under our prior senior credit facility and to pay related transaction fees.  We prepaid this borrowing on March 31, 2004 with the proceeds from the sale of our 8 3/8% senior subordinated notes described below.   At March 31, 2006, the facility consisted of a $105 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2009.  At March 31, 2006, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.25% or the domestic rate plus 0.75%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.375% are payable on the unused portion of the facility.

          The credit agreement relating to the new facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At March 31, 2006, no borrowings were outstanding under the credit facility and the amount of the available credit was approximately $70.1 million, net of outstanding letters of credit of $14.1 million.

          Our subsidiaries have jointly and severally and fully and unconditionally guaranteed the repayment of all amounts owing under the senior secured credit facility.  In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey.  The credit agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures to 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $15 million.  The credit agreement provides that specified change of control events would constitute events of default under the agreement.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          On March 31, 2004, we issued $200 million of 8 3/8% senior subordinated notes due April 1, 2014.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility.

          All of our subsidiaries, excluding minor subsidiaries, have guaranteed the repayment of the 8 3/8% senior subordinated notes.  We directly or indirectly own 100% of each subsidiary guarantor.  Separate financial statements of the subsidiary guarantors are not provided because we have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are minor.  There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our subsidiaries by dividend or loan.

          The indenture governing the notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets.  At any time prior to April 1, 2007, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 108.375% of their principal amount, plus accrued interest, with the net cash proceeds from certain equity offerings.  In addition, after March 31, 2009, we may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter.  The indenture requires us to offer to repurchase (1) an aggregate principle amount of the subordinated notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt and (2) all the notes following the occurrence of a change of control.  Our senior secured credit agreement prohibits these repurchases.

          As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under our senior secured credit facility, plus the greater of $15 million or 7.5% of its tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times its total interest expense.

          Effective April 16, 2004, we entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year.  We terminated these interest rate swap agreements in June 2005.  The swaps had been designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps matched the maturity date of the notes.  As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%.  The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the notes.  Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustments while the swap agreements were in effect.  Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  We have recorded the cash received against the fair values of the respective agreements and is amortizing the resulting net gain of $2.0 million over the remaining life of the underlying debt instruments as an adjustment to interest expense.  At March 31, 2006, there were no interest rate swap agreements outstanding.  During the three months ended March 31, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.3 million ($0.2 million, net of tax).

          For the three months ended March 31, our interest payments were approximately $0.2 million in 2006 and $0.1 million in 2005.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  INCOME TAXES

          In accordance with applicable generally accepted accounting principles, we estimate for each interim reporting period the effective tax rate we expect for the full fiscal year and use that estimated rate in providing income taxes on a current year-to-date basis.

          The effective income tax rate of approximately 38% and 42% for the first three months of 2006 and 2005 differed from the federal statutory rate of 35%, due primarily to state income taxes.  For the three months ended March 31, our income tax payments were approximately $30,000 in 2006 and $260,000 in 2005.

          In 2004, we incurred a federal net operating loss from the costs related to early extinguishment of debt. We filed a $2.2 million tentative refund claim in our amended tax return for 2002 reporting the 2004 net operating loss carryback.  We received the $2.2 million tax refund in 2005. This refund claim is subject to review by the United States government, which is currently in process.

8.  STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

          The following table presents information regarding our common stock (in thousands):

	March 31, 2006	December 31, 2005

Shares authorized	60,000	60,000
Shares outstanding at end of period	38,652	29,809
Shares held in treasury	141	139

          We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of March 31, 2006 and December 31, 2005.

Treasury Stock

          Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having a value on the date of vesting equal to the tax obligation.

Public Offering of Common Stock

          In February 2006, we received $90.6 million in gross proceeds from an underwritten public offering of 8,050,000 shares of our common stock.  After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $84.8 million.

9.  SHARES USED IN COMPUTING NET LOSS PER SHARE

          The following table summarizes the number of shares (in thousands) of common stock we used on a weighted average basis in calculating basic and diluted net loss per share:

	Three Months Ended March 31,

	2006	2005

Basic weighted average common shares outstanding	33,669	28,529
Effect of dilutive stock options and awards	—	—

Diluted weighted average common shares outstanding	33,669	28,529

          For the three-month period ended March 31, stock options and awards covering 3.1 million shares in 2006 and 3.7 million shares in 2005 were excluded from the computation of the net loss per share because their effect would have been antidilutive.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.  COMMITMENTS AND CONTINGENCIES

          From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.

          We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we or any of our subsidiaries is a party will not have a material adverse effect on our consolidated results of operations or liquidity for the fiscal period in which that resolution occurs.  We expect in the future we and our operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of our business.

          We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge.  Our management believes we are in substantial compliance with applicable environmental laws and regulations.  From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations.  Based on experience and the information currently available, our management believes that these claims should not have a material impact on our consolidated financial condition, results of operations or liquidity.  Despite compliance and experience, it is possible that we could be held liable for future charges, which might be material, but are not currently known to us or estimable by us.  In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.

          As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity.  The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.   Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2006.

          We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers and service providers.

Insurance Programs

          We maintain third-party insurance coverages in amounts and against the risks we believe are reasonable. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto and general liability insurance programs are $0.5 million for 2006 and 2005, and our deductible retentions per occurrence for our worker’s compensation insurance programs are $1.0 million for 2006 and 2005.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure.  The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expenses.

Performance Bonds

          In the normal course of business, we and our subsidiaries are contingently liable for performance under $19.5 million in performance bonds that various contractors, states and municipalities have required.  The bonds principally relate to construction contracts, reclamation obligations and mining permits.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds.  No material claims have been made against these bonds.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.  RECENT ACCOUNTING PRONOUNCEMENT

          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities “ and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair-value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We are required to adopt the applicable of SFAS No. 155 beginning in fiscal year 2007.  We do not believe the adoption of SFAS No. 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

12.  ACCOUNTING CHANGES

          Effective January 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”).  EITF 04-6 concluded that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost. As a result of this consensus, all post-production stripping costs will be considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  We recognized all capitalized post-production stripping costs as an adjustment to beginning retained earnings at January 1, 2006.  Prior to the adoption of EITF 04-6, we capitalized certain post-production stripping costs and amortized these costs over the life of the uncovered reserves using a units of production approach.

          Our January 1, 2006 adoption of EITF 04-6 resulted in:  an increase in current assets (finished product inventory) of $148,000; a decrease in other assets (capitalized quarrying costs) of $634,000; an increase in deferred tax assets of $199,000; and a cumulative effect of adoption that decreased retained earnings by $287,000.

          See Note 3 for changes in our accounting for Stock-Based Compensation.

13.  SUBSEQUENT EVENT

          In April 2006, we acquired all of the capital stock of a company in the Michigan market and substantially all of the operating assets of a company in the Phoenix, Arizona market for $18.0 million in cash and assumed certain capital lease obligations with a net present value of approximately $1.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion  as a result of a variety of factors, including the risks and uncertainties we have referred to under the heading “Risk Factors”  in Item 1 in the 2005 Form 10-K and “—Risks and Uncertainties” below.  For a discussion of our other commitments, related-party transactions, our critical accounting policies, new accounting pronouncements and inflation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in the 2005 Form 10-K.  We assume no obligation to update these forward-looking statements.

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

          The markets for our products are generally local, and our operating results are subject to swings in the level and mix of construction activity that occur in our markets.  The level of activity affects the demand for our products, while the mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins, as ready-mixed concrete sold for commercial and industrial construction is generally more technical and, therefore, more profitable than that sold for residential construction.  Commercial and industrial jobs also provide ready-mixed concrete producers more opportunities to sell value-added concrete mix designs for various high performance requirements that often include admixtures, such as chemicals, minerals and fibers, or color conditioning additives.

          The ready-mixed concrete business is subject to seasonal variations.  In particular, demand for our products and services during the winter months is typically lower than in other months of the year because of inclement weather.  In addition, sustained periods of inclement weather and other weather conditions could postpone or delay projects in our markets.

          In the first quarter of 2006, we experienced favorable weather patterns, primarily in the Northeast, offset slightly by unfavorable weather conditions in our California and Memphis, Tennessee markets in March.  While we plan for weather events in the normal course of our business, should weather patterns exceed historical norms in our markets, our sales volumes and results of operations will be affected accordingly.

          Through the first quarter of 2006, we have continued to experience positive trends in our product pricing and backlog in most of our markets.  These price increases have allowed us to absorb the rising cost of raw materials (primarily cement and aggregates).  Sustaining or improving our margins in the future will depend on market conditions and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

          Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products.  We obtain most of these materials from third parties and generally have only a few days’ supply at each of our plants.  These costs vary with our levels of production.  Our cost of goods sold also includes labor costs, primarily for delivery personnel, insurance costs and the operating, maintenance and rental expenses we incur in operating our plants, mixer trucks and other vehicles.

          Since our inception in 1999, our growth strategy has contemplated acquisitions.  The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved can affect our operations and results.

          For additional information about the items summarized above, see Item 7 in the 2005 Form 10-K.

Risks and Uncertainties

          Numerous factors could affect our future operating results, including the factors discussed under the heading “Risk Factors” in Item 1of the 2005 Form 10-K and the following factors:

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

          Accounting Rules and Regulations.  We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions.  Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

• accounting for share-based payments;

• accounting for income taxes;

• accounting for business combinations and related goodwill; and

• accounting for stripping costs.

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

          Lease Expiration and Plant Relocation.  We currently lease a parcel of property in northern California for one of our plants.  The current term of the lease is scheduled to expire on March 31, 2007.  We are in the process of identifying a suitable location to relocate our current operations at this plant.  However, if we are unable to identify a location to relocate the plant   in time to transition our operations, or if we are unable to extend the current lease term for this location, our operations in northern California would be significantly impacted and our results of operations would be adversely affected.

Critical Accounting Policies

          We have outlined our critical accounting policies in Item 7 in the 2005 Form 10-K.  We have concluded that our critical accounting policies are the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes, valuation of inventory and the valuation and useful lives of property, plant and equipment.  During the three months ended March 31, 2006, we made no changes in the application of our critical accounting policies presented in the 2005 Form 10-K.  See Note 1 to our Consolidated Financial Statements included in Item 8 of the 2005 Form 10-K for a discussion of these accounting policies.

Results of Operations

          The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended March 31,

	2006		2005

	(unaudited)
Sales	$139,594	100.0%	$92,499	100.0%
Cost of goods sold before depreciation, depletion and amortization	120,796	86.5	83,951	90.8
Selling, general and administrative expenses	15,434	11.1	12,495	13.5
Depreciation, depletion and amortization	4,176	3.0	3,077	3.3

Loss from operations	(812)	(0.6)	(7,024)	(7.6)
Interest income	696	0.5	190	0.2
Interest expense	4,632	3.3	4,507	4.9
Other income, net	387	0.3	170	0.2

Loss before income taxes	(4,361)	(3.1)	(11,171)	(12.1)
Income tax benefit	(1,660)	(1.2)	(4,692)	(5.1)

Net loss	$(2,701)	(1.9)	$(6,479)	(7.0)

          Sales.  Sales increased $47.1 million, or 50.9%, for the three months ended March 31, 2006, as compared to the corresponding period in 2005.  This increase was primarily attributable to a 52.1% increase in ready-mix concrete sales volume, a 13.3% increase in precast and other sales and a 7.1% increase in the average sales price of ready-mixed concrete over the 2005 period.  Sustained favorable weather conditions, primarily in our Northeastern market, slightly offset by unfavorable weather conditions in our California markets, during the first quarter of 2006 increased construction activity and was a chief contributor to the increase in ready-mixed concrete sales volume in the 2006 quarter.  Sales also increased due to the full impact of two acquisitions completed in the fourth quarter of 2005 in the Dallas/Fort Worth, Texas and greater Memphis, Tennessee and northern Mississippi markets.

          Cost of goods sold before depreciation, depletion and amortization.  Cost of good sold before depreciation, depletion and amortization increased $36.8 million, or 43.9%, for the three months ended March 31, 2006, as compared to the corresponding period in 2005.  The increase in cost of goods sold before depreciation, depletion and amortization was primarily attributable to higher ready-mixed concrete volume and higher labor and delivery costs.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.9 million, or 23.5%, for the three months ended March 31, 2006, as compared to the corresponding period in 2005.  General and administrative costs in the first quarter of 2006 were higher than the corresponding period in 2005 due mainly to higher cash and stock-based compensation, including additional compensation costs related to acquisitions completed in the fourth quarter of 2005.

          Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased $1.1 million, or 35.7%, for the three months ended March 31, 2006, as compared to the corresponding period in 2005.  The increase is primarily attributable to the increase in capital expenditures throughout 2005 and acquisitions completed in the fourth quarter of 2005, thereby increasing our asset base in 2006 as compared to the corresponding period in 2005.

          Interest income.  Interest income increased $0.5 million for the three months ended March 31, 2006, as compared to the corresponding period in 2005.  The increase was due to higher cash balances and interest rates during 2006 as compared to the same quarter in 2005. The increase in cash balances was primarily attributable to the cash proceeds from our public offering of common stock in February 2006.

          Interest expense.  Interest expense increased $0.1 million for the three months ended March 31, 2006, as compared to the corresponding period in 2005.  The interest rate swap agreement reduced interest expense by approximately $0.3 million during the first quarter of 2005.

          Income tax benefit.  We recorded an income tax benefit of $1.7 million for the three months ended March 31, 2006, as compared to $4.7 million for the corresponding period in 2005.  The decline in the income tax benefit primarily results from a lower net loss for the three months ended March 31, 2006, as compared to the same period in 2005.  At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods.  Our estimated annualized effective tax rate was 38% for the three months ended March 31, 2006 and 42% for the three months ended March 31, 2005.  The effective income tax rate for the 2006 period is higher than the federal statutory rate, due primarily to state income taxes.

Recent Accounting Pronouncements

          See Note 3 and Note 12 to the Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item 2.

Liquidity and Capital Resources

          Our primary short-term liquidity needs consist of financing seasonal increases in working capital requirements, purchasing property and equipment and paying cash interest expense under our 8 3/8% senior subordinated notes due in April 2014 and cash interest expense, if any, under our senior secured revolving credit facility that matures in March 2009.  In addition to cash and cash equivalents of $109.2 million at March 31, 2006 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity.  That facility provides us a borrowing capacity of up to $105 million.  The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At March 31, 2006, no borrowings were outstanding under the revolving credit facility, and the amount of that available credit was approximately $70.1 million, net of outstanding letters of credit of $14.1 million.  Our working capital needs are typically at their lowest level in the first quarter and sharply increase in the second and third quarters to fund the increases in working capital requirements during those periods and the cash interest payment on our senior subordinated notes due on April 1 of each year.

          The principal factors that could adversely affect the amount and availability of our internally generated funds include:

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

          The following key financial measurements reflect our financial position and capital resources as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006	December 31, 2005

Cash and cash equivalents	$109,178	$23,654
Working capital	150,789	62,801
Total debt	200,840	201,571
Debt to debt and equity	42.5%	52.2%

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

          Our subsidiaries have guaranteed the repayment of all amounts owing under the senior secured credit facility.  In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey.  The credit agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures to 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $15 million.  The credit agreement provides that specified change of control events would constitute events of default.

          At March 31, 2006, no borrowings were outstanding under the revolving credit facility, but we used $14.1 million for letters of credit.

Senior Subordinated Notes

          On March 31, 2004, we issued $200 million of 8 3/8% senior subordinated notes due April 1, 2014.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.  We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and to prepay outstanding debt.

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

          As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under our senior secured credit facility, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equals or exceeds two times our total interest expense.

Interest Rate Swaps

          Effective April 16, 2004, we entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively was to become variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year.  We terminated these interest rate swap agreements in June 2005.  The swaps had been designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the notes, and the termination dates of the swaps matched the maturity date of the 8 3/8% senior subordinated notes.  As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%.  The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes.  Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from these adjustments while the swap agreements were in effect.  Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  The cash received has been recorded against the fair values of the respective agreements and the resulting net gain of $2.0 million is being amortized over the remaining life of the underlying debt instruments as an adjustment to interest expense. There were no interest rate swap agreements outstanding as of March 31, 2006.  During the three months ended March 31, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.3 million ($0.2 million, net of tax).

Cash Flow

          Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.   Net cash provided by operating activities of $0.6 million in the three months ended March 31, 2006 decreased $1.2 million from the net cash provided in the three months ended March 31, 2005.  This decrease is principally a result of higher working capital requirements.

          Our net cash used for investing activities of $3.9 million decreased $1.1 million for the three months ended March 31, 2006  from the net cash used in the three months ended March 31, 2005, primarily because of an acquisition we made in 2005, partially offset by increased purchases of property and equipment.

          Our net cash provided from financing activities of $88.8 million in the three months ended March 31, 2006 increased $88.7 million from the net cash provided in the three months ended March 31, 2005.  This increase is primarily attributable to our February 2006 common stock issuance and proceeds from the issuance of common stock under compensation plans.

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

          Our historical net cash provided by operations and free cash flow is as follows (in thousands):

	Three Months Ended March 31,

	2006	2005

Net cash provided by operations	$645	$1,886
Less: purchases of property, plant and equipment (net of disposals)	(4,342)	(4,025)

Free cash flow	$(3,697)	$(2,139)

Future Capital Requirements

          For 2006, our current requirements for capital expenditures are expected to be in the range of $30 million to $35 million.  However, depending on the percentage of equipment acquired under operating leases, our capital expenditures could be in the range of $20 million to $25 million.  In recent years, we have leased a higher percentage of our mixer trucks and other rolling stock under operating leases due to lower long-term interest rates and our inability to recover the associated tax benefits in those years.  In 2006, we expect to purchase a greater percentage of this equipment, primarily as a result of our ability to recover the associated tax benefits.

          We believe, on the basis of current expectations relating to our existing operations, that our cash on hand, internally generated cash flow and available borrowings under our senior secured credit facility will be sufficient to provide the liquidity necessary to fund our existing operations and meet our planned capital expenditures and debt service requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

          We do not currently have any off-balance sheet arrangements.  From time to time, we may enter into noncancellable operating leases that would not be reflected on our balance sheet.

Commitments

          The following are our contractual commitments associated with our indebtedness and lease obligations as of March 31, 2006 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$200.0	$—	$—	$—	$200.0
Interest on debt (1)	142.4	16.8	33.5	33.5	58.6
Capital leases	0.8	0.4	0.4	—	—
Operating leases	40.1	5.8	16.8	10.5	7.0

Total	$383.3	$23.0	$50.7	$44.0	$265.6

(1) Interest payments due under our 8 3/8% senior subordinated notes.

          The following are our commercial commitment expirations as of March 31, 2006 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$14.1	$14.1	$—	$—	$—
Purchase obligations	9.5	9.5	—	—	—
Performance bonds	19.5	19.5	—	—	—

Total	$43.1	$43.1	$—	$—	$—

Other

          We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows.  As a result of this process, in the past we have sought, and in the future we may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of our common stock; modify our dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage our liquidity and capital resources.  In the normal course of our business, we may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the ready-mixed concrete or related businesses.  In the event of any acquisition or joint venture transaction, we may consider using available cash, issuing equity securities or increasing our indebtedness to the extent permitted by the agreements governing our existing debt.  See Note 6 to the Condensed Consolidated Financial Statements in Item 1 of this report.

Inflation

          As a result of the relatively low levels of inflation during the past three years, inflation did not significantly affect our results of operations in any of those years.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

          In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units which vest in four equal annual installments beginning in May 2006.  Each share price performance unit is equal in value to one share of our common stock.  Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date.  A change of one dollar in the price of our common stock would cause a pretax change in selling, general and administrative expense of approximately one dollar for each share performance unit outstanding.  At March 31, 2006, there were 158,000 share performance units outstanding.

Item 4.  Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended March 31, 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

          For information about litigation involving us, see Note 10 to the Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          In the first quarter of 2006, we purchased 1,633 shares of restricted stock from employees who elected to have us make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having an aggregate value on the date of vesting equal to their tax obligations.  The following table provides information regarding those repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 – 31	—	N/A	None	N/A
February 1 – 28	—	N/A	None	N/A
March 1 – 31	1,633	12.53	None	N/A
Total	1,633	12.53	None	N/A

Item 6.  Exhibits

Exhibit Number	Description

3.1*	—	Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
10.1*	—	Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006 (Form 10-K for the year ended December 31, 2005 (File No. 000-26025), Exhibit 10.5).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Eugene P. Martineau.
32.2	—	Section 1350 Certification of Robert D. Hardy.

* Incorporated by reference to the filing indicated.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: May 10, 2006	By:	/s/ Robert D. Hardy

Robert D. Hardy
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	—	Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
10.1*	—	Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006 (Form 10-K for the year ended December 31, 2005 (File No. 000-26025), Exhibit 10.5).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Eugene P. Martineau.
32.2	—	Section 1350 Certification of Robert D. Hardy.

* Incorporated by reference to the filing indicated.