Form 10-Q
period 2006-06-30
US CONCRETE INC
filed 2006-08-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

           As of the close of business on August 4, 2006, U.S. Concrete, Inc. had 38,698,954 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 196,214).

U.S. CONCRETE, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$72,860	$23,654
Trade accounts receivable, net	108,621	87,654
Inventories, net	27,965	23,677
Prepaid expenses	4,010	2,401
Other current assets	12,889	13,154

Total current assets	226,345	150,540

Property, plant and equipment, net	179,017	149,637
Goodwill	188,842	181,821
Other assets, net	11,591	12,045

Total assets	$605,795	$494,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$1,059	$1,126
Accounts payable	54,006	49,144
Accrued liabilities	42,406	37,469

Total current liabilities	97,471	87,739

Long-term debt, net of current maturities	200,885	200,445
Other long-term liabilities and deferred credits	5,014	4,997
Deferred income taxes	22,209	15,941

Total liabilities	325,579	309,122

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Common stock	39	30
Additional paid-in capital	260,655	172,857
Retained earnings	21,133	16,918
Treasury stock, at cost	(1,611)	(945)
Deferred compensation	—	(3,939)

Total stockholders’ equity	280,216	184,921

Total liabilities and stockholders’ equity	$605,795	$494,043

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Sales	$188,763	$153,214	$328,357	$245,713
Cost of goods sold before depreciation, depletion and amortization	154,287	122,617	275,083	206,568
Selling, general and administrative expenses	14,705	12,958	30,139	25,453
Depreciation, depletion and amortization	4,495	3,252	8,671	6,329

Income from operations	15,276	14,387	14,464	7,363
Interest income	855	155	1,551	345
Interest expense	4,661	4,441	9,293	8,948
Other income, net	374	305	761	475

Income (loss) before income taxes	11,844	10,406	7,483	(765)
Income tax provision (benefit)	4,641	4,371	2,981	(321)

Net income (loss)	$7,203	$6,035	$4,502	$(444)

Basic net income (loss) per share	$0.19	$0.21	$0.13	$(0.02)

Diluted net income (loss) per share	$0.19	$0.21	$0.12	$(0.02)

Basic common shares outstanding	37,685	28,575	35,820	28,537

Diluted common shares outstanding	38,891	29,055	37,019	28,537

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In Capital
							Total Stockholders’ Equity
	Shares	Par Value		Deferred Compensation	Retained Earnings	Treasury Stock

BALANCE, December 31, 2005	29,809	$30	$172,857	$(3,939)	$16,918	$(945)	$184,921
Change in accounting principle for stripping costs, net of tax	—	—	—	—	(287)	—	(287)
Change in accounting principle for stock-based compensation.....	—	—	(3,939)	3,939	—	—	—
Common stock issuance	8,050	8	84,804	—	—	—	84,812
Employees purchase of ESPP shares	54	—	506	—	—	—	506
Stock options exercised	572	1	5,077	—	—	—	5,078
Stock-based compensation	262	—	1,350	—	—	—	1,350
Purchase of treasury shares	(56)	—	—	—	—	(666)	(666)
Cancellation of shares	(24)	—	—	—	—	—	—
Net income	—	—	—	—	4,502	—	4,502

BALANCE, June 30, 2006	38,667	$39	$260,655	—	$21,133	$(1,611)	$280,216

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,502	$(444)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation, depletion and amortization	8,671	6,329
Debt issuance cost amortization	651	651
Net gain on sale of property, plant and equipment	(462)	(263)
Deferred income taxes	3,432	(719)
Provision for doubtful accounts	331	698
Stock-based compensation	1,350	736
Excess tax benefits from stock-based compensation	(1,205)	—
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(18,492)	(20,934)
Inventories	(2,646)	(881)
Prepaid expenses and other current assets	(910)	(166)
Other assets	(116)	(85)
Accounts payable and accrued liabilities	6,962	15,535

Net cash provided by operations	2,068	457

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $1,978 and $617	(18,027)	(7,583)
Payments for acquisitions, net of cash received of $3 and $0	(23,289)	(1,000)
Other investing activities	425	(40)

Net cash used in investing activities	(40,891)	(8,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of capital leases	(1,035)	—
Proceeds from issuance of common stock	84,812	—
Proceeds from issuance of common stock under compensation plans	4,379	470
Excess tax benefits from stock-based compensation	1,205	—
Purchase of treasury shares	(666)	(236)
Other financing activities	(666)	—

Net cash provided by financing activities	88,029	234

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,206	(7,932)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,654	39,707

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,860	$31,775

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

          The accompanying Condensed Consolidated Financial Statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although our management believes that the disclosures made are adequate to make the information presented not misleading.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited Condensed Consolidated Financial Statements have been included.  Operating results for the three- and six-month periods ended June 30, 2006 are not necessarily indicative of the results expected for the year ending December 31, 2006.

          The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported.  Actual results could differ from those estimates.

          Certain amounts in the unaudited Condensed Consolidated Financial Statements have been reclassified in the prior year to conform to the current year presentation.

2.      SIGNIFICANT ACCOUNTING POLICIES

          For a description of U.S Concrete’s accounting policies, refer to Note 1 to the Consolidated Financial Statements in the 2005 Form 10-K, as well as Notes 4 and 13 herein.

3.      BUSINESS COMBINATIONS

          In June  2006, we acquired the operating assets, including real property, of Olson Precast Company used in the production of precast concrete products in northern California, for $4.75 million in cash.

          In April 2006, we acquired Kurtz Gravel Company and the Phoenix operating assets of Pre-Cast Mfg., Inc.  Kurtz produces ready-mixed concrete from six plants and mines aggregates from a quarry, all located in or near U.S. Concrete’s existing operations in the metropolitan Detroit area.  We purchased Kurtz for approximately $13.0 million in cash and assumed certain capital lease liabilities with a net present value of approximately $1.5 million.  We purchased the Pre-Cast Mfg. assets for approximately $5.0 million using cash on hand.

          In December 2005, we acquired substantially all the operating assets of Go-Crete and South Loop Development Corporation, which produce and deliver ready-mixed concrete from six plants and mine sand and gravel from a quarry in the greater Dallas/Fort Worth, Texas market for approximately $27.5 million, comprised of cash of $26.0, deferred purchase price of $1.3 million and transaction costs of $0.2 million.  The purchase price has been allocated to the fair value of the properties and equipment of $21.2 million, identifiable intangibles of $0.6 million, net current assets of $0.2 million (net of current liabilities of $7.4 million), capital lease obligations of $2.1 million and goodwill of $7.6 million.

          In November 2005, we acquired substantially all the operating assets, including real property, of City Concrete Company, City Concrete Products, Inc. and City Transports, Inc., which produce and deliver ready-mixed concrete from five plants in the greater Memphis, Tennessee and northern Mississippi area, for approximately $14.3 million in cash and transaction costs of $0.1 million.   The purchase price has been allocated to the fair value of the properties and equipment of $5.5 million, identifiable intangibles of $1.7 million, current assets of $0.3 million, and goodwill of $6.8 million.

          In January 2005, we acquired substantially all the ready-mixed concrete assets of Ed Adams d/b/a Adams Redi-Mix Company located in the Knoxville, Tennessee area.  The purchase price was approximately $1.0 million in cash.  The purchase price has been allocated to the fair value of the properties and equipment of $0.3 million and goodwill of $0.7 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.      STOCK-BASED COMPENSATION

          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method and, accordingly, have not restated prior period results.  SFAS 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. SFAS 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

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

          Prior to the adoption of SFAS 123R, we accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” As a result, no expense was reflected in our consolidated statement of operations for the three months and six months ended June 30, 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, we recognized stock-based compensation expense for restricted stock awards.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income (loss) – as reported	$6,035	$(444)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	215	427
Deduct: Total stock-based employee compensation expense calculated using the fair value method, net of related tax effects	(333)	(685)

Pro forma net income (loss)	$5,917	$(702)

Basic income (loss) per share:
Reported	$0.21	$(0.02)
Pro forma	$0.21	$(0.02)
Diluted income (loss) per share:
Reported	$0.21	$(0.02)
Pro forma	$0.20	$(0.02)

          There were 50,000 stock options granted during the first six months of 2006.  As a result of adopting SFAS 123R, compensation expense related to stock options for the three and six months ended June 30, 2006 was approximately $48,000 ($28,000, net of tax) and $120,000 ($71,000, net of tax), respectively.  At June 30, 2006, there was approximately $199,000 of compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over the last six months of 2006.

Restricted Stock

          We issue restricted stock awards under our incentive compensation plans which vest over specified periods of time, generally four years.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.  During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, if any, on those shares.

          Restricted stock activity for the first six months of 2006 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested restricted shares outstanding at December 31, 2005	722	$6.16
Granted	262	12.76
Vested	(151)	6.27
Canceled	(35)	5.83

Unvested restricted shares outstanding at June 30, 2006	798	8.32

          For the three months ended June 30, we recognized stock-based compensation expense related to restricted stock of approximately $0.6 million in 2006 and $0.4 million in 2005.  For the six months ended June 30, we recognized stock-based compensation expense related to restricted stock of approximately $1.2 million in 2006 and $0.7 million in 2005.

Stock Options

          Our 1999 Incentive Plan and 2001 Employee Incentive Plan enable us to grant nonqualified and incentive options, restricted stock, stock appreciation rights and other long-term incentive awards to our employees and nonemployee directors,   as well as nonemployee consultants and other independent contractors who provide services to us (except that none of our officers or directors are eligible to participate in the 2001 Employee Incentive Plan).  Option grants under these plans generally vest over a four-year period and expire if not exercised prior to the tenth anniversary following the grant date. Proceeds from the exercise of stock options are credited to common stock at par value, and the excess is credited to additional paid-in capital.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option pricing model.  The expected volatility was determined using our common stock’s historic volatility.  For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option.  The expected life of an option represents the weighted average period of time that an option granted is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns.  The significant weighted-average assumptions relating to the valuation of our stock options for the six months ended June 30 were as follows:

	2006	2005

Dividend yield	0.0%	0.0%
Volatility rate	30.0%	27.1%
Risk-free interest rate	5.1%	3.3%
Expected option life (years)	5.0	5.0

          There were 50,000 and 60,000 stock options granted in the six months ended June 30, 2006 and 2005, respectively.  Stock option activity information for the first six months of 2006 was as follows (shares in thousands):

	Number of Options	Weighted- Average Exercise Price

Options outstanding at December 31, 2005	2,666	$6.92
Granted	50	12.74
Exercised	(572)	6.79
Canceled	(1)	6.44

Options outstanding at June 30, 2006	2,143	7.09

Options exercisable at June 30, 2006	2,069	6.95

          The aggregate intrinsic value of outstanding options and exercisable options at June 30, 2006 was $8.5 million and $8.4 million, respectively.  The total intrinsic value of options exercised in the first six months of 2006 was $3.0 million.  The weighted average remaining contractual term for outstanding options and exercisable options at June 30, 2006 was 4.3 and 4.2 years, respectively.  The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $0.9 million and $1.8 million, respectively.

          Stock option information related to the nonvested shares for the first six months of 2006 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested options outstanding at December 31, 2005	25	$6.02
Granted	50	12.74
Vested	—	—
Canceled	(1)	6.27

Nonvested options outstanding at June 30, 2006	74	10.56

          In 2003, we offered eligible employees the opportunity to exchange certain outstanding stock options for shares of restricted stock. Of the eligible options subject to the offer, 62,614 options were not exchanged. As of June 30, 2006, approximately 11,620 of these options remained outstanding.  The weighted average exercise price of these remaining eligible options is approximately $8.10.   In the future, to the extent that our stock price exceeds an option’s exercise price, we will record the difference as a noncash compensation charge, with an offset to additional paid-in capital.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share Price Performance Units

          In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units to certain salaried employees, other than executive officers and senior management, which vest in four equal annual installments beginning in May 2006.  Each share price performance unit is equal in value to one share of our common stock.  Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date.  During the period prior to vesting, holders of share price performance units would be entitled to receive a cash amount equal to dividends paid, if any, on shares of our common stock equal to the number of then unvested share price performance units.  The value of these awards is accrued and charged to expense over the performance period of the units.  We recognized compensation expense from the units of approximately $0.1 million and $0.6 million as selling, general and administrative expense during the three- and six-month periods ended June 30, 2006, respectively.

5.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Raw materials	$11,214	$9,396
Finished products and supplies	16,751	14,281

	$27,965	$23,677

6.	GOODWILL

The change in the carrying amount of goodwill from December 31, 2005 to June 30, 2006 was as follows (in thousands):

Balance at December 31, 2005	$181,821
Acquisitions	5,986
Adjustments	1,035

Balance at June 30, 2006	$188,842

          The adjustments made in the six months ended June 30, 2006 relate to adjustments of our preliminary purchase price allocations in connection with acquisitions completed in the fourth quarter of 2005.

7.	DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

A summary of debt is as follows (in thousands):

	June 30, 2006	December 31, 2005

Senior secured credit facility due 2011	$—	$—
8 3/8% senior subordinated notes due 2014	200,000	200,000
Capital leases	1,944	1,571

	201,944	201,571
Less: current maturities	1,059	1,126

	$200,885	$200,445

          On June 30, 2006, we entered into an amended and restated  senior secured credit agreement (the “Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004.

          The Credit Agreement consists of a $105 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011.  At June 30, 2006, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate plus 0.25%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

          Our subsidiaries have guaranteed the repayment of all amounts owing under the senior secured credit facility.  In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey and other real estate owned by us or our subsidiaries.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  As amended and restated, it also limits capital expenditures (excluding permitted acquisitions) to $45 million for 2006 and the greater of $45 million or 5% of consolidated revenues in the prior 12 months after 2006 and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change of control events would constitute events of default.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

          The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At June 30, 2006, no borrowings were outstanding under the credit facility and the amount of the available credit was approximately $83.1 million, net of outstanding letters of credit of $14.1 million.

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

          Effective April 16, 2004, we entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year.  We terminated these interest rate swap agreements in June 2005.  The swaps had been designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps matched the maturity date of the notes.  As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%.  The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the notes.  Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustments while the swap agreements were in effect.  Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  We have recorded the cash received against the fair values of the respective agreements, and we are amortizing the resulting net gain of $2.0 million over the remaining life of the underlying debt instruments as an adjustment to interest expense.  At June 30, 2006, there were no interest rate swap agreements outstanding.  During the six months ended June 30, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.5 million ($0.3 million, net of tax).

          For the six months ended June 30, our interest payments were approximately $8.7 million in 2006 and $8.7 million in 2005.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	INCOME TAXES

          In accordance with applicable generally accepted accounting principles, we estimate for each interim reporting period the effective tax rate we expect for the full fiscal year and use that estimated rate in providing income taxes on a current year-to-date basis.

          The effective income tax rate of approximately 40% and 42% for the first six months of 2006 and 2005 differed from the federal statutory rate of 35%, due primarily to state income taxes.

          For the six months ended June 30, our income tax payments were approximately $0.1 million in 2006 and $0.5 million in 2005. For the six months ended June 30, we received income tax refunds of approximately $0.5 million in 2006 and $0.3 million in 2005.

          In 2004, we incurred a federal net operating loss from the costs related to early extinguishment of debt. We filed a $2.2 million tentative refund claim in our amended tax return for 2002, reporting the 2004 net operating loss carryback.  We received the $2.2 million tax refund in 2005. This refund claim is subject to review by the U. S. government, which is currently in process.

9.	STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

          The following table presents information regarding our common stock (in thousands):

	June 30, 2006	December 31, 2005

Shares authorized	60,000	60,000
Shares outstanding at end of period	38,667	29,809
Shares held in treasury	195	139

          We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of June 30, 2006 and December 31, 2005.

Treasury Stock

          Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having U.S. Concrete make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, U.S. Concrete withheld approximately 57,000 shares during the six months ended June 30, 2006, at a total value of $0.7 million, and those shares were accounted for as treasury stock.

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

          The following table summarizes the number of shares (in thousands) of common stock we used on a weighted average basis in calculating basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Basic weighted average common shares outstanding	37,685	28,575	35,820	28,537
Effect of dilutive stock options and awards	1,206	480	1,199	—

Diluted weighted average common shares outstanding	38,891	29,055	37,019	28,537

          For the three-month period ended June 30, stock options and awards covering 1.8 million shares in 2006 and 2.8 million shares in 2005 were excluded from the computation of the net income (loss) per share because their effect would have been antidilutive.  For the six-month period ended June 30, stock options and awards covering 1.8 million shares in 2006 and 3.6 million shares in 2005 were excluded from the computation of the net income (loss) per share because their effect would have been antidilutive.

11.	COMMITMENTS AND CONTINGENCIES

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

          As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity.  The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.   Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2006.

          We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers and service providers.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Insurance Programs

          We maintain third-party insurance coverages in amounts and against the risks we believe are reasonable. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto and general liability insurance programs are $0.5 million for 2006 and 2005, and our deductible retentions per occurrence for our workers’ compensation insurance programs are $1.0 million for 2006 and 2005.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure.  The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expenses.

Performance Bonds

          In the normal course of business, we and our subsidiaries are contingently liable for performance under $20.4 million in performance bonds that various contractors, states and municipalities have required.  The bonds principally relate to construction contracts, reclamation obligations and mining permits.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds.  No material claims have been made against these bonds.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair-value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We are required to adopt the applicable provisions of SFAS No. 155 beginning in fiscal year 2007.  We do not believe the adoption of SFAS No. 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.”  SFAS No. 156 amends SFAS No. 140 and improves the financial reporting of servicing assets and servicing liabilities by reporting them at fair value individually.  Specifically, SFAS No. 156 requires an entity to recognize a servicing asset and servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  SFAS No. 156 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We are required to adopt the applicable of SFAS No. 156 beginning in fiscal year 2007.  We do not believe the adoption of SFAS No. 156 will have a material impact on our consolidated financial position, results of operations or cash flows.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

13.	ACCOUNTING CHANGES

          Effective January 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”).  EITF 04-6 concluded that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost. As a result of this consensus, all post-production stripping costs will be considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  We recognized all capitalized post-production stripping costs as an adjustment to beginning retained earnings at January 1, 2006.  Prior to the adoption of EITF 04-6, we capitalized certain post-production stripping costs and amortized those costs over the life of the uncovered reserves using a units-of-production approach.

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

          See Note 4 for changes in our accounting for Stock-Based Compensation.

14.	SUBSEQUENT EVENT

          In July 2006, we acquired all of the equity interests of Alberta Investments and Alliance Haulers for $165.0 million, subject to post-closing adjustments.  We funded approximately $160.1 million of the purchase price with net proceeds from the private placement of $85.0 million in senior subordinated notes due 2014, issued in July 2006, and a borrowing under the revolving credit facility provided by the Credit Agreement and cash on hand.  We also assumed, in connection with this acquisition, equipment financing loans of approximately $10.3 million with interest bearing LIBOR plus 1.35% and fixed rates ranging from 4.14% to 6.152% and maturities ranging from nine months to four years.  Alberta Investments conducts the substantial majority of its operations through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P.  Redi-Mix operates 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex.  Ingram Enterprises operates 17 ready-mixed concrete plants and three sand and gravel plants in West Texas.  Redi-Mix and Ingram operate a combined fleet of approximately 310 mixer trucks and produced approximately 2.4 million cubic yards of ready-mixed concrete and 1.2 million tons of aggregates in 2005.  Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks owned by Redi-Mix and third-party haulers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion  as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Risk Factors”  in Item 1 in the 2005 Form 10-K, “Risk Factors” in Item 1A of Part II of this report and “—Risks and Uncertainties” below.  For a discussion of our other commitments, related-party transactions, our critical accounting policies, new accounting pronouncements and inflation, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in the 2005 Form 10-K.  We assume no obligation to update these forward-looking statements.

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

          In the first half of 2006, we were favorably impacted by the full effect of two acquisitions completed in the fourth quarter of 2005 and, to a lesser extent, from the three previously announced acquisitions completed during the second quarter of 2006, as well as generally more favorable weather patterns in the first half of 2006 as compared to the first half of 2005.  While we plan for weather events in the normal course of our business, should weather patterns differ from historical norms in our markets, our sales volumes and results of operations will be affected.

          Through the first half of 2006, we have continued to experience positive trends in our product pricing in most of our markets.  In the first quarter of 2006, our price increases allowed us to absorb the rising costs of raw materials (primarily cement and aggregates and fuel surcharges relating to the transportation of these raw materials).  However, during the second quarter of 2006, raw materials price increases slightly outpaced ready-mixed concrete price improvements.  Sustaining or improving our margins in the future will depend on market conditions (including the potential continuation of the softening of the residential construction sector) and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

          Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete and other concrete products.  We obtain most of these materials from third parties and generally have only a few days’ supply at each of our plants.  These costs vary with our levels of production.  Our cost of goods sold also includes labor costs, primarily for delivery personnel, insurance costs and the operating, maintenance, rental expenses and fuel costs we incur in operating our plants, mixer trucks and other vehicles.

          Since our inception in 1999, our growth strategy has contemplated acquisitions.  The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved can affect our operations and results.

          During the second quarter of 2006, we completed three acquisitions and signed an agreement to purchase Alberta Investments, Inc. and Alliance Haulers, Inc. for $165 million, subject to post-closing adjustments.  We completed the acquisition of Alberta Investments and Alliance Haulers in early July.  Each of these acquisitions is discussed briefly below.

          Alberta Investments / Alliance Haulers Acquisition.  On July 5, 2006, we acquired all of the outstanding equity interests of Alberta Investments, Inc. and Alliance Haulers, Inc.  Alberta Investments conducts the substantial majority of its business through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P.  Redi-Mix operates 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex.  Ingram Enterprises operates 17 ready-mixed concrete plants and three sand and gravel plants in West Texas.  Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks in the markets covered by Redi-Mix and Ingram.  During 2005, Alberta Investments and Alliance Haulers generated combined revenues of $170.6 million.

          Olson Precast Company. In June 2006, we acquired the operating assets, including real property, of Olson Precast Company used in the production of precast concrete products in northern California for approximately $4.8 million in cash.

          Kurtz Acquisition. In April 2006, we acquired Kurtz Gravel Company, which produces ready-mixed concrete from six plants and mines aggregates from a quarry, all located in or near our existing metropolitan Detroit, Michigan market area, for approximately $13.0 million in cash. We also assumed certain capital lease liabilities with a net present value of $1.5 million. Kurtz generated revenues of approximately $32 million during the twelve months ended March 31, 2006.

          Pre-Cast Mfg. Acquisition. Also in April 2006, we acquired the operating assets of Pre-Cast Mfg., Inc. in our existing Phoenix market area for approximately $5.0 million in cash. Pre-Cast Mfg. produces pre-cast concrete products and generated revenues of approximately $5 million from its Phoenix operation during the twelve months ended December 31, 2005.

Risks and Uncertainties

          Numerous factors could affect our future operating results, including the factors discussed under the heading “Risk Factors” in Item 1of the 2005 Form 10-K and in Item 1A of Part II of this report and the following factors:

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

Critical Accounting Policies

          We have outlined our critical accounting policies in Item 7 in the 2005 Form 10-K.  We have concluded that our critical accounting policies are the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes, valuation of inventory and the valuation and useful lives of property, plant and equipment.  During the six months ended June 30, 2006, we made no changes in the application of our critical accounting policies presented in the 2005 Form 10-K.  See Note 1 to our Consolidated Financial Statements included in Item 8 of the 2005 Form 10-K for a discussion of these accounting policies.

          Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method and, accordingly, have not restated prior period results.  SFAS 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. SFAS 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.  See Note 4 to our Condensed Consolidated Financial Statements included in Item 1 of Part I of this report.

Results of Operations

          The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,

	2006		2005		2006		2005

	(unaudited)				(unaudited)
Sales	$188,763	100.0%	$153,214	100.0%	$328,357	100.0%	$245,713	100.0%
Cost of goods sold before depreciation, depletion and amortization	154,287	81.7	122,617	80.0	275,083	83.8	206,568	84.1
Selling, general and administrative expenses	14,705	7.8	12,958	8.5	30,139	9.2	25,453	10.4
Depreciation, depletion and amortization	4,495	2.4	3,252	2.1	8,671	2.6	6,329	2.5

Income from operations	15,276	8.1	14,387	9.4	14,464	4.4	7,363	3.0
Interest income	855	0.5	155	0.1	1,551	0.5	345	0.1
Interest expense	4,661	2.5	4,441	2.9	9,293	2.8	8,948	3.6
Other income, net	374	0.2	305	0.1	761	0.2	475	0.2

Income (loss) before income taxes	11,844	6.3	10,406	6.8	7,483	2.3	(765)	(0.3)
Income tax provision (benefit)	4,641	2.5	4,371	2.9	2,981	0.9	(321)	(0.2)

Net income (loss)	$7,203	3.8%	$6,035	3.9%	$4,502	1.4%	$(444)	(0.1)%

          Sales.  Sales increased $35.5 million, or 23.2%, for the three months ended June 30, 2006, as compared to the corresponding period in 2005.  This increase was primarily attributable to a 19.6% increase in ready-mixed concrete sales volume, a 13.1% increase in precast and other sales and a 5.3% increase in the average sales price of ready-mixed concrete over the 2005 period.  Sales increased $82.6 million, or 33.6%, for the six months ended June 30, 2006, as compared to the corresponding period in 2005.  This increase was primarily attributable to a 31.5% increase in ready-mix concrete sales volume, a 13.2% increase in precast and other sales and a 6.1% increase in the average sales price of ready-mixed concrete over the 2005 period.  Sales increased due to the full impact of two acquisitions completed in the fourth quarter of 2005 and, to a lesser extent, from three acquisitions completed in the second quarter of 2006.

          Cost of goods sold before depreciation, depletion and amortization.  Cost of goods sold before depreciation, depletion and amortization increased $31.7 million, or 25.8%, for the three months ended June 30, 2006, as compared to the corresponding period in 2005.  Cost of goods sold before depreciation, depletion and amortization increased $68.5 million, or 33.2%, for the six months ended June 30, 2006, as compared to the corresponding period in 2005.  The increases in cost of goods sold before depreciation, depletion and amortization were primarily attributable to higher ready-mixed concrete volume, higher raw materials cost and higher labor and delivery costs.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.7 million, or 13.5%, for the three months ended June 30, 2006, as compared to the corresponding period in 2005.  These expenses increased $4.7 million, or 18.4%, for the six months ended June 30, 2006, as compared to the corresponding period in 2005.  General and administrative costs in the 2006 periods were higher than the corresponding periods in 2005 due mainly to higher cash and stock-based compensation, including additional compensation costs related to acquisitions completed in the fourth quarter of 2005 and the second quarter of 2006.

          Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased $1.2 million, or 38.2%, for the three months ended June 30, 2006, as compared to the corresponding period in 2005.  Depreciation, depletion and amortization expense increased $2.3 million, or 37.0%, for the six months ended June 30, 2006, as compared to the corresponding period in 2005.  The increases were primarily attributable to the increase in capital expenditures throughout 2005 and acquisitions completed in the fourth quarter of 2005 and the second quarter of 2006, thereby increasing our asset base in 2006 as compared to the corresponding periods in 2005.

          Interest income.  Interest income increased $0.7 million for the three months ended June 30, 2006, as compared to the corresponding period in 2005.  Interest income increased $1.2 million for the six months ended June 30, 2006, as compared to the corresponding period in 2005.  The increases were due to higher cash balances and interest rates during the 2006 periods as compared to the 2005 periods.  The increases in cash balances were primarily attributable to the cash proceeds from our public offering of common stock in February 2006.

          Interest expense.  Interest expense increased $0.2 million for the three months ended June 30, 2006, as compared to the corresponding period in 2005.  Interest expense increased $0.3 million for the six months ended June 30, 2006, as compared to the corresponding period in 2005.  The interest rate swap agreement reduced interest expense by approximately $0.2 million and $0.5 million during the three and six months ended June 30, 2005.

          Income tax provision (benefit).  We recorded an income tax provision of $4.6 million for the three months ended June 30, 2006, as compared to $4.4 million for the corresponding period in 2005.  We recorded an income tax provision of $3.0 million for the six months ended June 30, 2006, as compared to a benefit of  $0.3 million for the corresponding period in 2005.  The increases in the income tax provision resulted from increased net income due to favorable market conditions in the three and six months ended June 30, 2006, as compared to the corresponding periods in 2005.  At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods.  Our estimated annualized effective tax rate was 40% for the six months ended June 30, 2006 and 42% for the six months ended June 30, 2005.  The effective income tax rate for the 2006 period is higher than the federal statutory rate, due primarily to state income taxes.

Recent Accounting Pronouncements

          See Notes 4, 12 and 13 to the Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item 2.

Liquidity and Capital Resources

          Our primary short-term liquidity needs consist of financing seasonal increases in working capital requirements, purchasing property and equipment and paying cash interest expense under our 8 3/8% senior subordinated notes due in April 2014 and cash interest expense, if any, under our senior secured revolving credit facility that matures in March 2011.  In addition to cash and cash equivalents of $72.9 million at June 30, 2006 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity.  That facility provides us a borrowing capacity of up to $105 million.  The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At June 30, 2006, no borrowings were outstanding under the revolving credit facility, and the amount of that available credit was approximately $83.1 million, net of outstanding letters of credit of $14.1 million.  Our working capital needs are typically at their lowest level in the first quarter and sharply increase in the second and third quarters to fund the increases in working capital requirements during those periods and the cash interest payment on our senior subordinated notes due on April 1 of each year.  In July 2006, we borrowed $16.5 million to fund a portion of the purchase price for the acquisition of Alberta Investments and Alliance Haulers.

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

          The following key financial measurements reflect our financial position and capital resources as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006	December 31, 2005

Cash and cash equivalents	$72,860	$23,654
Working capital	128,874	62,801
Total debt	201,944	201,571
Debt to debt and equity	41.9%	52.2%

          Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major banks.

Senior Secured Credit Facility

          On June 30, 2006, we entered into an amended and restated senior secured credit agreement (the “Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004.

          The Credit Agreement consists of a $105 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011.  At June 30, 2006, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate plus 0.25%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

          Our subsidiaries have guaranteed the repayment of all amounts owing under the senior secured credit facility.  In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey and other real estate owned by us or our subsidiaries.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  As amended and restated, it also limits capital expenditures (excluding permitted acquisitions) to $45 million for 2006 and the greater of $45 million or 5% of consolidated revenues in the prior 12 months after 2006 and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change of control events would constitute events of default.

          The Credit Agreement relating to the new facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit form time to time.  At June 30, 2006, no borrowings were outstanding under the credit facility and the amount of the available credit was approximately $83.1 million, net of outstanding letters of credit of $14.1 million.  In July 2006, we borrowed $16.5 million to fund a portion of the purchase price for the acquisition of Alberta Investments and Alliance Haulers.

Senior Subordinated Notes

          On March 31, 2004, we issued $200 million of 8 3/8% senior subordinated notes due April 1, 2014.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.  We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and to prepay outstanding debt.  In July 2006, we issued $85 million of additional 8 3/8% senior subordinated notes due April 1, 2014 to fund a portion of the purchase price for the acquisition of Alberta Investments and Alliance Haulers.

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

Interest Rate Swaps

          Effective April 16, 2004, we entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively was to become variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year.  We terminated these interest rate swap agreements in June 2005.  The swaps had been designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the notes, and the termination dates of the swaps matched the maturity date of the 8 3/8% senior subordinated notes.  As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%.  The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the 8 3/8% senior subordinated notes.  Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from these adjustments while the swap agreements were in effect.  Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  The cash received has been recorded against the fair values of the respective agreements and the resulting net gain of $2.0 million is being amortized over the remaining life of the underlying debt instruments as an adjustment to interest expense. There were no interest rate swap agreements outstanding as of June 30, 2006.  During the six months ended June 30, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.5 million ($0.3 million, net of tax).

Cash Flow

          Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.   Net cash provided by operating activities of $2.1 million in the six months ended June 30, 2006 increased $1.6 million from the net cash provided in the six months ended June 30, 2005.  This increase is principally a result of higher operating income.

          Our net cash used for investing activities of $40.9 million increased $32.3 million for the six months ended June 30, 2006  from the net cash used in the six months ended June 30, 2005, primarily because of three acquisitions we made in 2006 and  increased purchases of property and equipment.

          Our net cash provided from financing activities of $88.0 million in the six months ended June 30, 2006 increased $87.8 million from the net cash provided in the six months ended June 30, 2005.  This increase is primarily attributable to our February 2006 common stock issuance and proceeds from the issuance of common stock under compensation plans.

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

          Our historical net cash provided by operations and free cash flow is as follows (in thousands):

	Six months Ended June 30,

	2006	2005

Net cash provided by operations	$2,068	$457
Less: purchases of property, plant and equipment (net of disposals)	(18,027)	(7,583)

Free cash flow	$(15,959)	$(7,126)

Future Capital Requirements

           For the remainder of 2006, our current requirements for capital expenditures are expected to be in the range of $10 million to $15 million, most of which we expect will be related to the purchase of ready-mixed concrete trucks, mixer drums, routine plant improvements and other rolling stock.

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

Commitments

          The following are our contractual commitments associated with our indebtedness and lease obligations as of June 30, 2006 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$200.0	$—	$—	$—	$200.0
Interest on debt (1)	134.0	16.8	33.5	33.5	50.2
Capital leases	2.2	1.1	0.8	0.3	—
Operating leases	36.6	2.3	16.8	10.5	7.0

Total	$372.8	$20.2	$51.1	$44.3	$257.2

(1)	Interest payments due under our 8 3/8% senior subordinated notes.

          The following are our commercial commitment expirations as of June 30, 2006 (in millions), excluding our purchase obligation with respect to the acquisition of Alberta Investments and Alliance Haulers which we completed in July 2006:

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$14.1	$14.1	$—	$—	$—
Purchase obligations	18.5	18.5	—	—	—
Performance bonds	20.4	20.4	—	—	—

Total	$53.0	$53.0	$—	$—	$—

Other

          We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows.  As a result of this process, in the past we have sought, and in the future we may seek, to: reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of our common stock; modify our dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage our liquidity and capital resources.  In the normal course of our business, we may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the ready-mixed concrete or related businesses.  In the event of any acquisition or joint venture transaction, we may consider using available cash, issuing equity securities or increasing our indebtedness to the extent permitted by the agreements governing our existing debt.  See Note 7 to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

          In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units which vest in four equal annual installments beginning in May 2006.  Each share price performance unit is equal in value to one share of our common stock.  Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date.  A change of one dollar in the price of our common stock would cause a pretax change in selling, general and administrative expense of approximately one dollar for each share performance unit outstanding.  At June 30, 2006, there were 118,000 share performance units outstanding.

Item 4.  Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended June 30, 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

          For information about litigation involving us, see Note 11 to the Condensed Consolidated Financial Statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 1A.  Risk Factors

          The following should be considered by investors in our securities, in addition to the risk factors we included under the heading “Risk Factors” in Item 1 of the 2005 Form 10-K:

          Increasing insurance claims and expenses could lower our profitability and increase our business risk.

          The nature of our business subjects us to product liability, property damage and personal injury claims.  Over the last several years, insurance carriers have raised premiums for many companies operating in our industry, including us.  Increased premiums may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention.  If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves.  An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons.  In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          In the second quarter of 2006, we purchased 55,697 shares of restricted stock from employees who elected to have us make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having an aggregate value on the date of vesting equal to their tax obligations.  The following table provides information regarding those repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 – 30	1,302	$11.90	None	N/A
May 1 – 31	46,276	$11.65	None	N/A
June 1 – 30	8,119	$11.26	None	N/A
Total	55,697	$11.60	None	N/A

Item 4.  Submission of Matters to a Vote of Security Holders

1. At our annual meeting of stockholders held on May 9, 2006, our stockholders approved an amendment to our certificate of incorporation.  For a description of the amendment, please see pages 5-6 of our proxy statement relating to our 2006 annual meeting of stockholders, as filed with the SEC on April 13, 2006, which description is incorporated herein by reference.  Votes cast to approve the amendment to our certificate of incorporation were 33,509,115 for and 137,387 against, with 2,726 abstentions and no broker non-votes.

2. At our annual meeting of stockholders held on May 9, 2006, our stockholders elected Eugene P. Martineau, T. William Porter, III, Michael W. Harlan, Vincent D. Foster, Mary P. Ricciardello, Murray S. Simpson and Robert S. Walker as directors of U.S. Concrete with terms expiring in 2007.  Votes cast with respect to the election of each director were as follows:

Votes Cast to Elect:	For:	Withheld:

Eugene P. Martineau	32,650,751	998,477
William Porter, III	21,582,912	12,066,316
Michael W. Harlan	32,002,030	1,647,198
Vincent D. Foster	32,796,772	852,456
Mary P. Ricciardello	33,449,266	199,962
Murray S. Simpson	32,707,207	942,021
Robert S. Walker	32,260,605	1,388,623

3. At our annual meeting of stockholders held on May 9, 2006, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of U.S. Concrete for the year ending December 31, 2006.  Votes cast with respect to such ratifications were 33,636,583 for and 11,084 against, with 1,561 abstentions and no broker non-votes.

Item 5. Other Information

          On August 9, 2006, the compensation committee of our board of directors approved the terms of the U.S. Concrete, Inc. 2006 Annual Salaried Team Member Incentive Plan. The plan covers all salaried employees of U.S. Concrete and its subsidiaries. The plan establishes a cash bonus pool, the size of which will be based on our EBITDA performance in 2006 compared to our budgeted EBITDA for the year.

          Under the plan, an employee’s opportunity for a bonus is based on his or her grade level and expressed as a percentage of April 1, 2006 annual base pay. Payouts under the bonus pool will be based 33 1/3% on our company-wide EBITDA performance compared to budget and on the employee’s specific business unit’s non-financial performance measures compared to budget, 33 1/3% on the employee’s specific business unit EBITDA performance compared to budget and 33 1/3% on the employee’s individual performance.  EBITDA will be computed as net income (loss) plus the provision (benefit) for income taxes, net interest expense, loss on early extinguishment of debt and noncash goodwill impairments, depreciation, depletion and amortization.  Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Vice President of Human Resources (collectively, the “plan administr ator”) may adjust EBITDA budgets periodically throughout the year to reflect the effects of acquisitions, capital expenditures and other expenditures that are not included in the original budget. An individual’s performance rating will be based on a supervisory assessment relative to the accomplishment of individual goals and behaviors exhibited. If our actual EBITDA is equal to or less than 80% of the budgeted amount, the bonus pool will equal $0, although in that event a minimal amount can be proposed by the plan administrator.

          All bonus payments under the plan must be approved by the compensation committee of our board of directors.

          The above description of the plan does not purport to be complete and is qualified in its entirety by reference to the plan, a copy of which is attached hereto as Exhibit 10.4 and incorporated herein by reference.

Item 6.  Exhibits

Exhibit Number		Description

2.1*	—

Stock Purchase Agreement dated June 27, 2006, among U.S. Concrete, Inc., Alliance Haulers, Inc., Alberta Investments, Inc., Atlas Concrete Inc. and Wild Rose Holding, Ltd. (Form 8-K filed on June 28, 2006 (File No. 000-26025), Exhibit 2.1).

3.1*	—	Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
4.1*	—

First Supplemental Indenture, dated as of July 5, 2006, among U.S. Concrete, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 4.1).

4.2*	—

Amendment No. 1 to Credit Agreement, dated as of June 29, 2006, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JPMorgan Chase Bank and the Lenders and Issuers named therein (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 4.2).

4.3*	—

Amended and Restated Credit Agreement, dated as of June 30, 2006, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JPMorgan Chase Bank and the Lenders and Issuers named therein (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 4.3).

10.1*	—	Promissory Note, dated July 3, 2006, issued by Atlas Investments, Inc. (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 10.1).
10.2*	—

Pledge and Security Agreement, dated July 3, 2006, among U.S. Concrete Inc., Atlas Concrete Inc., Wild Rose Holdings Ltd. and Alberta Investments, Inc. (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 10.2).

10.3*	—	Registration Rights Agreement, dated July 5, 2006 (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 10.3).
10.4	—	U.S. Concrete, Inc. 2006 Annual Salaried Team Member Incentive Plan.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Eugene P. Martineau.
32.2	—	Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: August 9, 2006	By:	/s/ Robert D. Hardy

Robert D. Hardy
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description

2.1*	—

Stock Purchase Agreement dated June 27, 2006, among U.S. Concrete, Inc., Alliance Haulers, Inc., Alberta Investments, Inc., Atlas Concrete Inc. and Wild Rose Holding, Ltd. (Form 8-K filed on June 28, 2006 (File No. 000-26025), Exhibit 2.1).

3.1*	—	Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
4.1*	—

First Supplemental Indenture, dated as of July 5, 2006, among U.S. Concrete, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 4.1).

4.2*	—

Amendment No. 1 to Credit Agreement, dated as of June 29, 2006, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JPMorgan Chase Bank and the Lenders and Issuers named therein (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 4.2).

4.3*	—

Amended and Restated Credit Agreement, dated as of June 30, 2006, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JPMorgan Chase Bank and the Lenders and Issuers named therein (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 4.3).

10.1*	—	Promissory Note, dated July 3, 2006, issued by Atlas Investments, Inc. (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 10.1).
10.2*	—

Pledge and Security Agreement, dated July 3, 2006, among U.S. Concrete Inc., Atlas Concrete Inc., Wild Rose Holdings Ltd. and Alberta Investments, Inc. (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 10.2).

10.3*	—	Registration Rights Agreement, dated July 5, 2006 (Form 8-K filed on July 7, 2006 (File No. 000-26025), Exhibit 10.3).
10.4	—	U.S. Concrete, Inc. 2006 Annual Salaried Team Member Incentive Plan.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Eugene P. Martineau.
32.2	—	Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.