Form 10-Q
period 2006-09-30
US CONCRETE INC
filed 2006-11-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of the close of business on November 8, 2006, U.S. Concrete, Inc. had 38,656,378 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 230,069).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$13,392	$23,654
Trade accounts receivable, net	140,668	87,654
Inventories, net	31,846	23,677
Prepaid expenses	4,570	2,401
Other current assets	13,386	13,154

Total current assets	203,862	150,540

Property, plant and equipment, net	257,999	149,637
Goodwill	293,829	181,821
Other assets, net	13,578	12,045

Total assets	$769,268	$494,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,941	$1,126
Accounts payable	62,361	49,144
Accrued liabilities	62,803	37,469

Total current liabilities	129,105	87,739

Long-term debt, net of current maturities	301,037	200,445
Other long-term liabilities and deferred credits	7,544	4,997
Deferred income taxes	39,464	15,941

Total liabilities	477,150	309,122

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock	—	—
Common stock	39	30
Additional paid-in capital	261,578	172,857
Retained earnings	32,358	16,918
Treasury stock, at cost	(1,857)	(945)
Deferred compensation	—	(3,939)

Total stockholders’ equity	292,118	184,921

Total liabilities and stockholders’ equity	$769,268	$494,043

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Sales	$250,618	$172,297	$578,975	$418,010
Cost of goods sold before depreciation, depletion and amortization	202,686	136,997	477,769	343,565
Selling, general and administrative expenses	16,685	12,892	46,824	38,345
Depreciation, depletion and amortization	6,890	3,454	15,561	9,783

Income from operations	24,357	18,954	38,821	26,317
Interest income	31	263	1,582	608
Interest expense	6,879	4,599	16,172	13,547
Other income, net	543	396	1,304	871

Income before income taxes	18,052	15,014	25,535	14,249
Income tax provision	6,828	6,014	9,809	5,693

Net income	$11,224	$9,000	$15,726	$8,556

Basic net income per share	$0.30	$0.31	$0.43	$0.30

Diluted net income per share	$0.29	$0.31	$0.42	$0.29

Basic common shares outstanding	37,814	28,691	36,494	28,559

Diluted common shares outstanding	38,485	29,278	37,517	29,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Par Value

BALANCE, December 31, 2005	29,809	$30	$172,857	$(3,939)	$16,918	$(945)	$184,921
Change in accounting principle for stripping costs, net of tax	—	—	—	—	(286)	—	(286)
Change in accounting principle for stock-based compensation	—	—	(3,939)	3,939	—	—	—
Common stock issuance	8,050	8	84,804	—	—	—	84,812
Employee purchase of ESPP shares	54	—	506	—	—	—	506
Stock options exercised	592	1	5,258	—	—	—	5,259
Stock-based compensation	269	—	2,092	—	—	—	2,092
Purchase of treasury shares	(82)	—	—	—	—	(912)	(912)
Cancellation of shares	(54)	—	—	—	—	—	—
Net income	—	—	—	—	15,726	—	15,726

BALANCE, September 30, 2006	38,638	$39	$261,578	$—	$32,358	$(1,857)	$292,118

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,726	$8,556
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	15,561	9,783
Debt issuance cost amortization	1,023	977
Net gain on sale of property, plant and equipment	(581)	(201)
Deferred income taxes	4,870	4,848
Provision for doubtful accounts	987	946
Stock-based compensation	2,092	1,186
Excess tax benefits from stock-based compensation	(1,205)	—
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(29,729)	(31,014)
Inventories	(2,665)	(814)
Prepaid expenses and other current assets	(256)	1,919
Other assets	(185)	(338)
Accounts payable and accrued liabilities	14,339	25,368

Net cash provided by operating activities	19,977	21,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $2,588 and $640	(29,887)	(11,960)
Payments for acquisitions, net of cash received of $5,457 and $0	(178,381)	(1,000)
Other investing activities	425	(110)

Net cash used in investing activities	(207,843)	(13,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	92,821	—
Repayment of capital leases and notes payable	(1,792)	—
Proceeds from issuance of common stock	84,812	—
Proceeds from issuance of common stock under compensation plans	4,560	654
Debt issuance costs	(3,090)	—
Excess tax benefits from stock-based compensation	1,205	—
Purchase of treasury stock	(912)	(492)

Net cash provided by financing activities	177,604	162

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,262)	8,308
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,654	39,707

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,392	$48,015

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

          The accompanying Condensed Consolidated Financial Statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although our management believes that the disclosures made are adequate to make the information presented not misleading.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited Condensed Consolidated Financial Statements have been included.  Operating results for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of our results expected for the year ending December 31, 2006.

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

2.        SIGNIFICANT ACCOUNTING POLICIES

          For a description of U.S. Concrete’s accounting policies, refer to Note 1 of the Consolidated Financial Statements in the 2005 Form 10-K, as well as Notes 4, 12 and 14 herein.

3.       BUSINESS COMBINATIONS

          In June 2006, we agreed to acquire all of the equity interests of Alberta Investments, Inc. and Alliance Haulers, Inc. for $165.0 million, subject to post-closing adjustments.  We closed this transaction in July 2006 and funded approximately $160.2 million of the purchase price with net proceeds from the private placement of $85.0 million in senior subordinated notes due 2014, issued in July 2006, a borrowing under the revolving credit facility provided by our Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”) and cash on hand.  We also assumed, in connection with this acquisition, equipment financing loans of approximately $10.6 million with interest bearing LIBOR plus 1.35% and fixed rates ranging from 4.14% to 6.152% and maturities ranging from nine months to four years.  The purchase price has been allocated to the acquired assets based upon fair market values. The preliminary purchase price allocation resulted in goodwill of $104.7 million, none of which is tax deductible. Alberta Investments conducts the substantial majority of its operations through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P. Redi-Mix operates 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex. Ingram Enterprises operates 17 ready-mixed concrete plants and three sand and gravel plants in West Texas. Redi-Mix and Ingram operate a combined fleet of approximately 310 mixer trucks and produced approximately 2.4 million cubic yards of ready-mixed concrete and 1.2 million tons of aggregates in 2005. Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks owned by Redi-Mix and third-party haulers.

          The accompanying balance sheet at September 30, 2006 includes our preliminary allocations of the purchase price for this acquisition. The preliminary purchase price allocation is subject to certain contractual provisions which require third party review. We expect to complete this review in the fourth quarter of this year.

          The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming that the acquisition of Alberta Investments and Alliance Haulers occurred on January 1, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues	$250,618	$218,705	$675,033	$546,512
Net income	$11,224	$13,211	$17,889	$10,991
Basic earnings per share	$0.30	$0.46	$0.49	$0.38
Diluted earnings per share	$0.29	$0.45	$0.48	$0.37

Pro forma adjustments in these amounts primarily relate to:

•	contractual reductions in salaries, bonuses and benefits to members of management of the businesses;
•	elimination of legal, accounting and other professional fees incurred in connection with the acquisitions;
•	reduction in interest expense, net of interest expense on borrowings to fund a part of the consideration for the acquisition; and
•	adjustments to our federal and state income tax provisions based on pro forma operating results.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

          The pro forma financial information does not purport to represent what the combined financial results of operations of U.S. Concrete, Alberta Investments and Alliance Haulers actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of our financial results of operations for any future period.

          The following table presents the preliminary purchase price allocation, including professional fees and other related acquisition costs, to the net assets acquired and liabilities assumed, based on the fair values at the acquisition date (in thousands):

Nine Months Ended September 30, 2006

(unaudited)
Cash and cash equivalents	$5,454
Accounts receivable	21,466
Inventories	3,862
Property, plant and equipment	73,748
Other assets	2,390
Goodwill	104,694

Total assets acquired	211,614
Accounts payable and other liabilities	26,950
Long-term debt	7,924
Deferred income taxes	16,362

Net assets acquired	160,378
Less: cash and cash equivalents acquired	(5,454)

Net cash paid for acquisition	$154,924

          In June 2006, we acquired the operating assets, including real property, of Olson Precast Company used in the production of precast concrete products in northern California, for $4.8 million in cash.

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

          In December 2005, we acquired substantially all the operating assets of Go-Crete and South Loop Development Corporation, which produce and deliver ready-mixed concrete from six plants and mine sand and gravel from a quarry in the greater Dallas/Fort Worth, Texas market for approximately $27.5 million, comprised of cash of $26.0 million, deferred purchase price of $1.3 million and transaction costs of $0.2 million.  The purchase price has been allocated to the fair value of the properties and equipment of $21.2 million, identifiable intangibles of $0.6 million, net current assets of $0.2 million (net of current liabilities of $7.4 million), capital lease obligations of $2.1 million and goodwill of $7.6 million.

           In November 2005, we acquired substantially all the operating assets, including real property, of City Concrete Company, City Concrete Products, Inc. and City Transports, Inc., which produce and deliver ready-mixed concrete from five plants in the greater Memphis, Tennessee and northern Mississippi area, for approximately $14.3 million in cash and transaction costs of $0.1 million.   The purchase price has been allocated to the fair value of the properties and equipment of $5.5 million, identifiable intangibles of $1.7 million, current assets of $0.3 million and goodwill of $6.8 million.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

          In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt.  We are currently in the process of evaluating the alternative methods.

          Prior to the adoption of SFAS 123R, we accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” As a result, no expense was reflected in our consolidated statement of operations for the three months and nine months ended September 30, 2006 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, we recognized stock-based compensation expense for restricted stock awards.

          SFAS 123R requires tax benefits attributable to stock-based compensation transactions to be classified as financing cash flows. Prior to the adoption of SFAS 123R, we presented excess tax benefits from stock-based compensation transactions as an operating cash flow in our Condensed Consolidated Statements of Cash Flows.

          The following table illustrates the pro forma effect on net income and income per share as if we were applying the fair-value recognition provisions of SFAS 123R to our stock-based compensation plans for the periods shown (in thousands, except per share amounts).  The fair value has been determined using a Black-Scholes option-pricing model.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income – as reported	$9,000	$8,556
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	285	712
Deduct: Total stock-based employee compensation expense calculated using the fair-value method, net of related tax effects	(354)	(1,047)

Pro forma net income	$8,931	$8,221

Basic income per share:
Reported	$0.31	$0.30
Pro forma	$0.31	$0.29
Diluted income per share:
Reported	$0.31	$0.29
Pro forma	$0.30	$0.28

          There were 50,000 stock options granted during the first nine months of 2006.  As a result of adopting SFAS 123R, compensation expense related to stock options for the three and nine months ended September 30, 2006 was approximately $119,000 ($73,000, net of tax) and $239,000 ($146,000, net of tax), respectively.  At September 30, 2006, there was approximately $80,000 of compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over the last three months of 2006.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

          Restricted stock activity for the first nine months of 2006 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested restricted shares outstanding at December 31, 2005	722	$6.16
Granted	269	12.72
Vested	(235)	6.23
Canceled	(54)	6.00

Unvested restricted shares outstanding at September 30, 2006	702	8.66

          For the three months ended September 30, we recognized stock-based compensation expense related to restricted stock of approximately $0.6 million in 2006 and $0.4 million in 2005.  For the nine months ended September 30, we recognized stock-based compensation expense related to restricted stock of approximately $1.8 million in 2006 and $1.2 million in 2005.

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

          We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option pricing model.  The expected volatility was determined using our common stock’s historic volatility.  For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option.  The expected life of an option represents the weighted average period of time that an option granted is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns.  The significant weighted-average assumptions relating to the valuation of our stock options for the nine months ended September 30 were as follows:

	2006	2005

Dividend yield	0.0%	0.0%
Volatility rate	34.3%	26.7%
Risk-free interest rate	4.6%	4.2%
Expected option life (years)	5.0	5.0

There were 50,000 and 60,000 stock options granted in the nine months ended September 30, 2006 and 2005, respectively.  Stock option activity information for the first nine months of 2006 was as follows (shares in thousands):

	Number of Options	Weighted- Average Exercise Price

Options outstanding at December 31, 2005	2,666	$6.92
Granted	50	12.74
Exercised	(592)	6.86
Canceled	(10)	7.10

Options outstanding at September 30, 2006	2,114	7.07

Options exercisable at September 30, 2006	2,059	6.94

          The aggregate intrinsic value of outstanding options and exercisable options at September 30, 2006 was $0.4 million.  The total intrinsic value of options exercised in the first nine months of 2006 was $3.1 million.  The weighted average remaining contractual term for outstanding options and exercisable options at September 30, 2006 was 4.0 years.  The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1.0 million and $2.6 million, respectively.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

          Stock option information related to the nonvested shares for the first nine months of 2006 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value

Nonvested options outstanding at December 31, 2005	217	$6.21
Granted	50	12.74
Vested	(211)	6.23
Canceled	(1)	6.27

Nonvested options outstanding at September 30, 2006	55	12.08

          In 2003, we offered eligible employees the opportunity to exchange certain outstanding stock options for shares of restricted stock. Of the eligible options subject to the offer, 62,614 options were not exchanged. As of September 30, 2006, there were approximately 11,620 of these options which remained outstanding.  The weighted average exercise price of these remaining eligible options is approximately $8.10.  As of September 30, 2006, all shares issued in this exchange offer have become fully vested.  All compensation expense with respect to these awards during the three- and nine-month periods ended September 30, 2006 related to the unexchanged options.  To the extent that our stock price exceeded an option’s exercise price, we recorded the difference as a noncash compensation charge, with an offset to additional paid-in capital.

Share Price Performance Units

          In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units to certain salaried employees, other than executive officers and senior management, which vest in four equal annual installments beginning in May 2006.  Each share price performance unit is equal in value to one share of our common stock.  Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date.  During the period prior to vesting, holders of share price performance units would be entitled to receive a cash amount equal to dividends paid, if any, on shares of our common stock equal to the number of then unvested share price performance units.  The value of these awards is accrued and charged to expense over the performance period of the units.  We recognized compensation expense (benefit) from the units of approximately $(0.1) million and $0.5 million as selling, general and administrative expense during the three- and nine-month periods ended September 30, 2006, respectively.

5.       INVENTORIES

          Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Raw materials	$14,615	$9,396
Finished products and supplies	17,231	14,281

	$31,846	$23,677

6.       GOODWILL

          The change in the carrying amount of goodwill from December 31, 2005 to September 30, 2006 was as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Western Precast Concrete	Total

Balance at December 31, 2005	$151,481	$30,340	$181,821
Acquisitions	106,337	4,636	110,973
Adjustments	1,035	—	1,035

Balance at September 30, 2006	$258,853	$34,976	$293,829

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7.       DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS

          A summary of debt is as follows (in thousands):

	September 30, 2006	December 31, 2005

Senior secured credit facility due 2011	$9,300	$—
8 3/8% senior subordinated notes due 2014	283,569	200,000
Notes payable	10,385	—
Capital leases	1,724	1,571

	304,978	201,571
Less: current maturities	3,941	1,126

	$301,037	$200,445

          On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.

          The Credit Agreement consists of a $105 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011.  At September 30, 2006, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate plus 0.25%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

           Our subsidiaries have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregate quarry in northern New Jersey and other real estate owned by us or our subsidiaries.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to $45 million for 2006 and the greater of $45 million or 5% of consolidated revenues in the prior 12 months after 2006 and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.

          The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At September 30, 2006, there was $9.3 million of revolving credit borrowings outstanding under the Credit Agreement and the amount of the available credit was approximately $80.2 million, net of outstanding letters of credit of $15.5 million.

          On March 31, 2004, we issued $200 million of 8 3/8% senior subordinated notes due April 1, 2014.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility.  In July 2006, we issued $85 million of additional  8 3/8% senior subordinated notes due April 1, 2014 to a fund a portion of the purchase price for the acquisition of Alberta Investments and Alliance Haulers.

          All of our subsidiaries, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8 3/8% senior subordinated notes.

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

          The indenture governing the notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets.  At any time prior to April 1, 2007, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 108.375% of their principal amount, plus accrued interest, with the net cash proceeds from certain equity offerings.  In addition, after March 31, 2009, we may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter.  The indenture requires us to offer to repurchase (1) an aggregate principal amount of the subordinated notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt and (2) all the notes following the occurrence of a change of control.  The Credit Agreement would prohibit these repurchases.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

          As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under our Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times its total interest expense.

          Effective April 16, 2004, we entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year.  We terminated these interest rate swap agreements in June 2005.  The swaps had been designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps matched the maturity date of the notes.  As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%.  The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the notes.  Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustments while the swap agreements were in effect.  Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  We have recorded the cash received against the fair values of the respective agreements, and we are amortizing the resulting net gain of $2.0 million over the remaining life of the underlying debt instruments as an adjustment to interest expense.  At September 30, 2006, there were no interest rate swap agreements outstanding.  During the nine months ended September 30, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.5 million ($0.3 million, net of tax).

          For the nine months ended September 30, our interest payments were approximately $7.4 million in 2006 and $8.8 million in 2005.

8.       INCOME TAXES

          In accordance with applicable generally accepted accounting principles, we estimate for each interim reporting period the effective tax rate we expect for the full fiscal year and use that estimated rate in providing our income taxes on a current year-to-date basis.

          The effective income tax rates of approximately 38% and 40% for the first nine months of 2006 and 2005 differed from the federal statutory rate of 35%, due primarily to state income taxes.

          For the nine months ended September 30, our income tax payments were approximately $1.3 million in 2006 and $0.5 million in 2005. For the nine months ended September 30, we received income tax refunds of approximately $0.6 million in 2006 and $2.4 million in 2005.

          In 2004, we incurred a federal net operating loss from the costs related to early extinguishment of debt. We filed a $2.2 million tentative refund claim in our amended tax return for 2002, reporting the 2004 net operating loss carryback.  We received the $2.2 million tax refund in 2005. This refund claim is subject to review by the U.S. government, which is currently in process.

9.       STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

          The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	September 30, 2006	December 31, 2005

Shares authorized	60,000	60,000
Shares outstanding at end of period	38,638	29,809
Shares held in treasury	221	139

          We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of September 30, 2006 and December 31, 2005.

Treasury Stock

          Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having U.S. Concrete make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, U.S. Concrete withheld approximately 82,000 shares during the nine months ended September 30, 2006, at a total value of $0.9 million, and those shares were accounted for as treasury stock.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Public Offering of Common Stock

          In February 2006, we received $90.6 million in gross proceeds from an underwritten public offering of 8,050,000 shares of our common stock.  After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $84.8 million.

10.     SHARES USED IN COMPUTING NET INCOME PER SHARE

          The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted average basis in calculating basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Basic weighted average common shares outstanding	37,814	28,691	36,494	28,559
Effect of dilutive stock options and awards	671	587	1,023	538

Diluted weighted average common shares outstanding	38,485	29,278	37,517	29,097

          For the three and nine-months periods ended September 30, stock options and awards covering 2.2 million shares in 2006 and 1.0 million shares in 2005 were excluded from the computation of the net income per share because their effect would have been antidilutive.

11.     COMMITMENTS AND CONTINGENCIES

          From time to time, and currently, we are is subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.

          We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we or any of our subsidiaries is a party will not have a material adverse effect on our consolidated results of operations or liquidity for the fiscal period in which that resolution occurs.  We expect in the future that we and our operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of our business.

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

          As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2006.

          We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Insurance Programs

          We maintain third-party insurance coverages in amounts and against the risks we believe are reasonable. Under certain components of our insurance program,  we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto and general liability insurance programs are $0.5 million for 2006 and 2005, and our deductible retentions per occurrence for our workers’ compensation insurance programs are $1.0 million for 2006 and 2005, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense.

Performance Bonds

          In the normal course of business, we and our subsidiaries are contingently liable for performance under $13.1 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

12.     SEGMENT INFORMATION

          Operating segments are defined under the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of an enterprise that engage in business activities that earn revenue, incur expenses and prepare financial information that is evaluated regularly by our chief operating decision maker in order to allocate resources and assess performance. We have six operating segments based upon our six geographic reporting units that serve our principal markets in the United States and have historically aggregated these operating segments into one reportable segment based upon the guidance in SFAS No. 131.

          During the third quarter of 2006, the Company re-assessed its application of SFAS No. 131 and based on the expected variation in the long-term margins of its operating segments, determined that it would be more appropriate to present our previously aggregated six geographic reporting units as two reportable segments primarily along product lines: ready-mixed concrete and concrete-related products and western precast concrete.

          In conjunction with this re-assessment, we have revised our prior period presentation to correspond with the revision.

          Our ready-mixed and concrete-related products segment produces and sells ready-mixed concrete, aggregates (crushed stone, sand and gravel), concrete masonry and building materials as well as a limited amount of precast concrete.  This segment serves the following principal markets: New Jersey, Delaware, Washington, D.C., Michigan, north and west Texas, Tennessee, Mississippi and northern California.  Our western precast concrete segment produces and sells precast concrete products in the western United States.

          We account for inter-segment sales at market prices.  Segment operating profit consists of net sales less operating expense, including certain operating overhead directly related to the operation of the specific segment.  Corporate includes administrative, financial, legal, human resources and risk management, activities which are not allocated to operations and are excluded from segment operating profit.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

          The following table sets forth certain financial information relating to our operations by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Sales:
Ready-mixed concrete and concrete-related products	$235,228	$151,508	$528,529	$366,882
Western precast concrete	25,168	21,377	61,456	52,719
Inter-segment sales	(9,778)	(588)	(11,010)	(1,591)

Total sales	$250,618	$172,297	$578,975	$418,010

Operating income:
Ready-mixed concrete and concrete-related products	$21,404	$16,925	$37,578	$24,214
Western precast concrete	4,460	4,658	9,335	9,310
Unallocated overhead and other income	2,056	912	4,674	2,936
Corporate:
Selling, general and administrative expense	(3,248)	(3,137)	(11,734)	(9,251)
Interest income	16	253	1,552	584
Interest expense	(6,640)	(4,603)	(15,879)	(13,551)
Other income, net	4	6	9	7

Income before income taxes	$18,052	$15,014	$25,535	$14,249

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$6,458	$3,133	$14,443	$8,826
Western precast concrete	332	200	805	586
Corporate	100	121	313	371

Total depreciation, depletion and amortization	$6,890	$3,454	$15,561	$9,783

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$11,336	$2,782	$29,697	$10,068
Western precast concrete	1,134	1,618	2,778	2,532

Total capital expenditures	$12,470	$4,400	$32,475	$12,600

Sales by Product:
Ready-mixed concrete	$207,019	$136,272	$475,075	$328,272
Precast concrete	25,525	22,051	62,378	54,381
Building materials	7,878	8,152	21,436	20,493
Aggregates	7,679	3,692	15,569	8,598
Other	2,517	2,130	4,517	6,266

Total sales	$250,618	$172,297	$578,975	$418,010

	September 30, 2006	December 31, 2005

Identifiable Assets:
Ready-mixed concrete and concrete-related products	$652,425	$379,842
Western precast concrete	74,387	57,509
Corporate	42,456	56,692

Total assets	$769,268	$494,043

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

13.     RECENT ACCOUNTING PRONOUNCEMENTS

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.”  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  Specifically, SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole if the holder elects to account for the whole instrument on a fair-value basis.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We are required to adopt the applicable provisions of SFAS No. 155 beginning in fiscal year 2007.  We do not believe the adoption of SFAS No. 155 will have a material impact on our consolidated financial position, results of operations or cash flows.

          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.”  SFAS No. 156 amends SFAS No. 140 and improves the financial reporting of servicing assets and servicing liabilities by reporting them at fair value individually.  Specifically, SFAS No. 156 requires an entity to recognize a servicing asset and servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.  SFAS No. 156 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We are required to adopt SFAS No. 156 beginning in fiscal year 2007.  We do not believe the adoption of SFAS No. 156 will have a material impact on our consolidated financial position, results of operations or cash flows.

          In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by applicable taxing authorities. It also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in our balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB No. 87, 88, 106, and 132 (R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit postretirement plans as assets or liabilities on the balance sheet, with changes to the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We do not believe the adoption of SFAS No. 158 will have a material impact on our consolidated financial position, results of operations or cash flows.

          In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements In Current year Financial Statements.” SAB 108 was issued in order to elimate the diversity of practive surrounding how public companies quantify financial statement misstatements.  This statement is effective for fiscal years beginning after November 15, 2006.

14.     ACCOUNTING CHANGES

          Effective January 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”).  EITF 04-6 concluded that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost. Under EITF 04-6, all post-production stripping costs will be considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  We recognized all capitalized post-production stripping costs as an adjustment to beginning retained earnings at January 1, 2006.  Prior to the adoption of EITF 04-6, we capitalized certain post-production stripping costs and amortized those costs over the life of the uncovered reserves using a units-of-production approach.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (continued)

          Our January 1, 2006 adoption of EITF 04-6 resulted in:  an increase in current assets (finished product inventory) of $148,000; a decrease in other assets (capitalized quarrying costs) of $634,000; an increase in deferred tax assets of $199,000; and a cumulative effect of adoption that decreased retained earnings by $286,000.

          See Note 4 for changes in our accounting for Stock-Based Compensation and Note 12 for changes in our accounting for Segments.

15.     SUBSEQUENT EVENT

          In October 2006, we acquired substantially all the operating assets of Pinnacle Materials, Inc., which is located in New Jersey.  The purchase price was approximately $12.5 million in cash.

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

Our Business

          We operate our business in two business segments:  ready-mixed concrete and concrete-related products and western precast concrete.

          Ready-Mixed Concrete and Concrete-Related Products.  Our ready-mixed concrete and concrete-related products segment is engaged primarily in the production, sale and delivery of ready-mixed concrete to our customer’s job sites.  To a lesser extent, this segment is engaged in the mining and sale of aggregates; the production, sale and distribution of precast concrete and concrete masonry; and the resale of building materials, primarily to our ready-mixed concrete customers.  We provide these products and services from our operations in New Jersey, Washington, D.C., north and west Texas, Michigan, Tennessee, Oklahoma, Mississippi and northern California.

          Western Precast Concrete.  Our western precast concrete segment engages principally in the production, distribution and sale of precast concrete products from its ten plants located in northern California, southern California and Arizona.  Of these facilities, we have two sites in Phoenix, two sites in San Diego and six plant sites located primarily in the Bay Area of northern California.  From these facilities, we produce precast concrete structures such as utility vaults, manholes and other wastewater management products, specialty engineered structures, curb-inlets, catch basins, retaining and other wall systems and other precast concrete products.

Our Markets

          The markets for our products are generally local, and our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets.  The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins.  Commercial and industrial projects generally provide more opportunities to sell value-added products which are designed to meet the high-performance requirements of these types of projects.

          Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions.  In addition, our business is impacted by seasonal variations in weather conditions which vary by regional markets. Accordingly, demand for our products and services during the winter months is typically lower than other months of the year because of inclement weather.  Also, sustained periods of inclement weather and other weather conditions could postpone or delay projects in our markets.

          Through the nine months ended September 30, 2006, we continued to experience improved pricing trends in most of our markets.  In the first quarter of 2006, our price increases allowed us to absorb the rising costs of raw materials (primarily cement, aggregates and fuel surcharges relating to the transportation of these raw materials).  However, during the second quarter and, to a lesser extent, the third quarter of 2006, our realized percentage price increase was less than the percentage price increase we experienced in our raw material costs which contributed to a contraction in our margins.  Sustaining or improving our margins in the future will depend on market conditions, including potential continuation of the softening of the residential sector, and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

          For the first nine months of 2006, we experienced strong demand for our products and services in our Atlantic markets and most of our markets in northern California, although our Atlantic region is beginning to experience some effects of a slowing residential construction sector and we experienced a more pronounced residential construction slowdown in Sacramento, California.  The performance of our Michigan market has continued to face downward pressure from the general economic decline in the area brought about in part by the decline in the residential housing sector and the economic uncertainty resulting from the restructuring of the automotive industry which makes up a significant component of the economic base in that market.  In this market, we are working diligently to ensure that our operations are sized appropriately for the current market, while looking for opportunities to enhance our position for the future.

          In our South Central markets, which are comprised of our operations in Texas, Oklahoma, Tennessee and Mississippi we completed the acquisition of Alberta Investments and Alliance Haulers in July 2006.  This acquisition improves our market density substantially in the Dallas/Fort Worth Metroplex, and we believe it positions us well for the future in this market.  In addition, this acquisition provides us with a leading market position in several West Texas market areas. During the third quarter, we experienced strong competition in the Dallas/Ft. Worth market area which we believe was brought about by the timing of our acquisition and uncertainties surrounding the residential construction market. As a result our ready-mixed concrete pricing declined slightly as compared to the second quarter of 2006 and our margins were negatively impacted.  We believe this decline in our pricing is temporary and expect pricing to improve with our announced price increases for January 1, 2007.

          Demand for our products in our western precast concrete segment has been strong, with revenues improving 16% in the third quarter of 2006, as compared to the third quarter of 2005 and, similarly, in the nine-month period ended September 30, 2006, as compared to the same period in 2005.  This improvement is reflective of the two acquisitions completed this year and improved pricing for our products.

          Increases in interest rates during the second quarter of 2006 and an over-supply of residential housing inventory have resulted in a substantial reduction in new single-family residential construction activity in most of our markets during the third quarter.  While commercial and industrial construction activity improved during this period, the improvement was not sufficient to offset the decline in residential construction activity in our markets, and our ready-mixed concrete volumes declined approximately 12% in the third quarter of 2006 as compared to the third quarter of 2005, excluding acquired ready-mixed concrete volumes.  We expect that the declining trend in residential construction could continue beyond the fourth quarter and, to the extent any improvement from the commercial and industrial construction sectors is insufficient to offset the anticipated declines in residential construction, we could experience a decline in our ready-mixed, precast and other concrete-related products revenues in future periods.

Cement and Other Raw Materials

          Our cost of goods sold consists principally of the costs we incur in obtaining cement, aggregates and admixtures we combine to produce ready-mixed concrete for delivery to customers or use in our precast concrete operations.  We obtain most of these materials from third parties and generally only have a few days’ supply at each of our plants.  These costs vary with our levels of production.  Our cost of goods sold also includes labor costs, primarily for delivery and plant personnel, insurance costs and the operating, maintenance and rental expenses and fuel costs we incur in operating our plants and other vehicles.

          During 2005, supplies of cement were tight in some of our markets as a result of increased demand for cement, lower inventories of cement, downtime at certain cement plants and insufficient availability to increase imports of cement.  These shortages curtailed some sales of our products, and cement prices increased, which adversely affected our gross margins.  During 2006 cement prices have continued to rise, although we have not experienced the shortages we experienced during 2005.  We expect domestic cement consumption to remain strong beyond 2006, but we believe the pace of cement price increases will moderate as a result of improved availability of cement in our markets.

Acquisitions

          Since our inception in 1999, our growth strategy has contemplated acquisitions.  The rate and extent which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and costs savings are achieved, can affect our operational results.

          During the second and third quarters of 2006, we completed four acquisitions.  Two of these acquisitions were in our ready-mixed concrete and concrete-related products segment and two were in our western precast segment.  Each of these acquisitions is discussed briefly below.

Ready-Mixed Concrete and Concrete-Related Products Segment

          Alberta Investments/Alliance Haulers Acquisition.  On July 5, 2006, we acquired all of the outstanding equity interests in Alberta Investments and Alliance Haulers for $165 million, subject to specified adjustments. Alberta Investments conducts the substantial majority of its business through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P.  Redi-Mix operates 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex.  Ingram Enterprises operates 17 ready-mixed concrete plants and three sand and gravel plants in west Texas.  Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks in the markets covered by Redi-Mix and Ingram.  During 2005, Alberta Investments and Alliance Haulers generated combined revenues of $170.6 million.

          Kurtz Acquisition. In April 2006, we acquired Kurtz Gravel Company, which produces ready-mixed concrete from six plants and mines aggregates from a quarry, all located in or near our existing metropolitan Detroit market area, for approximately $13.0 million in cash. We also assumed certain capital lease liabilities with a net present value of $1.5 million. Kurtz generated revenues of approximately $32 million during the 12 months ended March 31, 2006.

Western Precast Concrete Segment

          Olson Precast Company. In June 2006, we acquired the operating assets, including real property, of Olson Precast Company used in the production of precast concrete products in northern California for approximately $4.8 million in cash.

          Pre-Cast Mfg. Acquisition. In April 2006, we acquired the operating assets of Pre-Cast Mfg., Inc. in our existing Phoenix market area for approximately $5.0 million in cash. Pre-Cast Mfg. produces pre-cast concrete products and generated revenues of approximately $5 million from its Phoenix operation during the 12 months ended December 31, 2005.

Risks and Uncertainties

          Numerous factors could affect our future operating results, including the factors discussed under the heading “Risk Factors” in Item 1 of the 2005 Form 10-K and in Item 1A of Part II of this report and the following factors:

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

          Tax Liabilities. We are subject to federal, state and local income taxes, applicable to corporations generally, as well as nonincome-based taxes.  Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of business, we make calculations for which the ultimate tax determination is uncertain.  We are also from time to time under audit by state and local tax authorities. Although we can provide no assurance that the final determination of our tax liabilities will not differ from what our historical income tax provisions and accruals reflect, we believe our tax estimates are reasonable.

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

Critical Accounting Policies

          We have outlined our critical accounting policies in Item 7 of the 2005 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes and the valuation and useful lives of property, plant and equipment. During the nine months ended September 30, 2006, we made no changes in the application of our critical accounting policies presented in the 2005 Form 10-K, except for our accounting for segments and stock based compensation as more fully described in Notes 12 and 4, respectively, to the Condensed Consolidated Financial Statements in Part I of this report. See Note 1 to our consolidated financial statements included in Item 8 of the 2005 Form 10-K for a discussion of these accounting policies.  See Notes 13 and 14 to the Condensed Consolidated Financial Statements in Part I of this report for a discussion of recent accounting pronouncements and accounting changes.

Results of Operations

          The following table sets forth selected historical statements of operations information (dollars in thousands) and that information as a percentage of sales for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2006		2005		2006		2005

	(unaudited)				(unaudited)
Sales	$250,618	100.0%	$172,297	100.0%	$578,975	100.0%	$418,010	100.0%
Cost of goods sold before depreciation, depletion and amortization	202,686	80.9	136,997	79.5	477,769	82.5	343,565	82.2
Selling, general and administrative expenses	16,685	6.7	12,892	7.5	46,824	8.1	38,345	9.2
Depreciation, depletion and amortization	6,890	2.7	3,454	2.0	15,561	2.7	9,783	2.3

Income from operations	24,357	9.7	18,954	11.0	38,821	6.7	26,317	6.3
Interest income	31	0.0	263	0.1	1,582	0.3	608	0.1
Interest expense	6,879	2.7	4,599	2.6	16,172	2.8	13,547	3.2
Other income, net	543	0.2	396	0.2	1,304	0.2	871	0.2

Income before income taxes	18,052	7.2	15,014	8.7	25,535	4.4	14,249	3.4
Income tax provision	6,828	2.7	6,014	3.5	9,809	1.7	5,693	1.4

Net income	$11,224	4.5%	$9,000	5.2%	$15,726	2.7%	$8,556	2.0%

          Sales. Sales increased $78.3 million, or 45.5%, for the three months ended September 30, 2006, as compared to the corresponding period in 2005.  This increase was primarily attributable to a 50.3% increase in ready-mixed concrete sales volume, a 23.2% increase in other sales and a 0.8% increase in the average sales price of ready-mixed concrete in the quarter ended September 30, 2006, as compared to the corresponding period in 2005.  The slight increase in the average sales price of ready-mixed concrete reflects higher ready-mixed concrete selling prices in all of our markets, mostly offset by the shift in the geographic mix of our volumes, primarily related to our recent acquisitions in the Dallas/Fort Worth market.  Our ready-mixed concrete and concrete-related products segment’s sales increased $74.5 million, or 49.4%, for the three months ended September 30, 2006, as compared to the corresponding period in 2005.

This increase was primarily attributable to acquisitions made in the fourth quarter of 2005 and in 2006.  Our western precast concrete segments sales increased $3.8 million, or 17.7%, for the three months ended September 30, 2006, as compared to the corresponding period in 2005.  This increase was primarily attributable to acquisitions completed during the second quarter of 2006.  Sales increased $161.0 million, or 38.5%, for the nine months ended September 30, 2006, as compared to the corresponding period in 2005.  This increase was primarily attributable to a 39.2% increase in ready-mixed sales volume, a 17.2% increase other sales and a 3.8% increase in the average sales price of ready-mixed concrete as compared to the corresponding period in 2005.  Our ready-mixed concrete and concrete-related products segment’s sales increased $152.2 million, or 41.79%, for the nine months ended September 30, 2006, as compared to the corresponding period in 2005.  This increase was primarily attributable to acquisitions made in the fourth quarter of 2005 and during the first nine months of 2006.  Our western precast concrete segments sales increased $8.8 million, or 16.5% for the nine months ended September 30, 2006, as compared to the corresponding period in 2005.  This increase was primarily attributable to acquisitions completed during the second quarter of 2006 and higher average selling prices.

          Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization increased $65.7 million, or 47.9%, for the three months ended September 30, 2006, as compared to the corresponding period in 2005. Cost of goods sold before depreciation, depletion and amortization increased $134.2 million, or 39.1%, for the nine months ended September 30, 2006, as compared to the corresponding period in 2005. Cost of goods sold before depreciation, depletion and amortization as a percentage of sales for both the three and nine months ended September 30, 2006, increased as compared to the corresponding period in 2005.  These increases were primarily attributable to a contraction in our operating margins in our ready-mixed concrete and concrete-related products segment, resulting from raw materials pricing outpacing our ability to raise our product prices.  In our western precast concrete segment, we experienced a decline in our operating margins brought about primarily by delays in our plant improvements at our Pleasanton, California plant, which hindered production and decreased efficiency during the three and nine months ended September 30, 2006, as compared to the corresponding period in 2005.  We expect these plant improvements to be completed in the fourth quarter of 2006.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased $3.8 million, or 29.4%, for the three months ended September 30, 2006, as compared to the corresponding period in 2005. These expenses increased $8.5 million, or 22.1%, for the nine months ended September 30, 2006, as compared to the corresponding period in 2005.  These increases were primarily attributable to higher selling costs and higher administrative compensation expenses, including additional personnel costs related to acquired businesses.

          Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $3.4 million, or 99.5%, for the three months ended September 30, 2006, and $5.8 million, or 59.1%, for the nine months ended September 30, 2006, as compared to the corresponding periods in 2005.  The increases were primarily attributable to additional depreciation and amortization expense related to assets acquired in connection with our recent business acquisitions.

          Interest expense.  Interest expense increased $2.3 million for the three months ended September 30, 2006, as compared to the corresponding period in 2005.  Interest expense increased $2.6 million for the nine months ended September 30, 2006, as compared to the corresponding period in 2005.  The increases were attributable to the additional borrowings and assumption of certain indebtedness related to our acquisitions in the fourth quarter of 2005 and during the first nine months of 2006.

          Income tax provision.  We recorded an income tax provision of $6.8 million for the three months ended September 30, 2006, as compared to $6.0 million for the corresponding period in 2005.  We recorded an income tax provision of $9.8 million for the nine months ended September 30, 2006, as compared to $5.7 million for the corresponding period in 2005.  The increases in the income tax provision resulted from increased net income from acquisitions completed in the fourth quarter of 2005 and during the first nine months of 2006, as compared to the corresponding periods in 2005.  At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods.  Our estimated annualized effective tax rate was 38% for the nine months ended September 30, 2006 and 40% for the nine months ended September 30, 2005.  The effective income tax rate for the 2006 period is higher than the federal statutory rate, due primarily to state income taxes.

Liquidity and Capital Resources

          Our primary short-term liquidity needs consist of financing seasonal increases in working capital requirements, purchasing property and equipment and paying cash interest expense under our 8 3/8% senior subordinated notes due in April 2014 and cash interest expense, if any, under our senior secured revolving credit facility due in March 2011.  In addition to cash and cash equivalents of $13.4 million at September 30, 2006 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $105 million. The Credit Agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At September 30, 2006, $9.3 million was outstanding under the revolving credit facility, and the amount of that available credit was approximately $80.2 million, net of outstanding letters of credit of $15.5 million. Our working capital needs are typically at their lowest level in the first quarter and sharply increase in the second and third quarters to fund the increases in working capital requirements during those periods and the cash interest payment on our senior subordinated notes due on April 1 of each year.

          The principal factors that could adversely affect the amount and availability of our internally generated funds include:

•	any deterioration of sales, because of weakness in markets in which we operate;
•	any decline in gross margins due to shifts in our project mix or increases in the cost of our raw materials; and
•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

          The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	covenants contained in our credit facility and the indenture governing our 8 3/8% senior subordinated notes;
•	volatility in the markets for corporate debt; and
•	fluctuations in the market price of our common stock or 8 3/8% senior subordinated notes.

          The following key financial measurements reflect our financial position and capital resources as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006	December 31, 2005

Cash and cash equivalents	$13,392	$23,654
Working capital	74,757	62,801
Total debt	304,978	201,571
Debt to debt and equity	51.1%	52.2%

          Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major banks.

Senior Secured Credit Facility

          On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.

          The Credit Agreement consists of a $105 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011.  At September 30, 2006, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate plus 0.25%. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

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

          The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At September 30, 2006, there was $9.3 million outstanding under the credit facility and the amount of the available credit was approximately $80.2 million, net of outstanding letters of credit of $15.5 million.

Senior Subordinated Notes

          On March 31, 2004, we issued $200 million of 8 3/8% senior subordinated notes due April 1, 2014.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility.  In July 2006, we issued $85 million of additional  8 3/8% senior subordinated notes due April 1, 2014 to a fund a portion of the purchase price for the acquisition of Alberta Investments and Alliance Haulers.

          All of our subsidiaries, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8 3/8% senior subordinated notes.

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

          As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under our senior secured credit facility, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceeds two times our total interest expense.

Interest Rate Swaps

          Effective April 16, 2004, we entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year.  We terminated these interest rate swap agreements in June 2005.  The swaps had been designated as fair-value hedges and had no ineffective portion.  The notional amounts of the swaps matched the principal amounts of the hedged portion of the senior subordinated notes, and the termination dates of the swaps matched the maturity date of the notes.  As a result of the swaps, the interest rate on the hedged portion of the notes was LIBOR plus 3.16%.  The swap agreements were marked to market each quarter, with a corresponding mark-to-market adjustment reflected as either a discount or premium on the notes.  Because the swap agreements were considered an effective fair-value hedge, there was no effect on our results of operations from the mark-to-market adjustments while the swap agreements were in effect.  Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds.  We have recorded the cash received against the fair values of the respective agreements, and we are amortizing the resulting net gain of $2.0 million over the remaining life of the underlying debt instruments as an adjustment to interest expense.  At September 30, 2006, there were no interest rate swap agreements outstanding.  During the nine months ended September 30, 2005, the interest rate swap agreements reduced our interest expense by approximately $0.5 million ($0.3 million, net of tax).

Cash Flow

          Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities of $20.0 million in the nine months ended September 30, 2006, decreased $1.2 million from the net cash provided by operating activities in the nine months ended September 30, 2005.  This decrease is principally a result of higher working capital requirements, and cash income tax payments, partially offset by higher operating income.

          Our net cash used in investing activities of $207.8 million increased $194.8 million for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, primarily because of acquisitions made in 2006 and increased purchases of property and equipment as a result of our decision to use our cash to meet capital expenditure requirements in 2006, rather than finance a significant portion through leasing transactions as we have done in prior years.

          Our net cash provided by financing activities of $177.6 million for the nine months ended September 30, 2006 increased $177.4 million from the net cash provided by financing activities for the nine months ended September 30, 2005. This increase is attributable to our February 2006 common stock issuance, our July 2006 senior subordinated notes issuance, and proceeds from the issuance of common stock under our stock compensation plans.

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

          Our historical net cash provided by operations and free cash flow is as follows (in thousands):

	Nine Months Ended September 30,

	2006	2005

Net cash provided by operations	$19,977	$21,216
Less: Purchases of property and equipment (net of disposals)	(29,887)	(11,960)

Free cash flow (as defined)	$(9,910)	$9,256

Future Capital Requirements

          For the last three months of 2006, our capital requirements are expected to be in the range of $6.0 million to $9.0 million of planned capital expenditures, most of which we expect to be related to the purchase of ready-mixed concrete trucks, mixer drums, routine plant improvements and other rolling stock.  In addition, in the normal course of business, we lease certain equipment used in our operations under operating leases.

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

Commitments

          The following are our contractual commitments associated with our indebtedness and lease obligations as of September 30, 2006 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$303.3	$2.9	$5.5	$2.0	$292.9
Interest on debt (1)	188.5	22.3	47.9	47.4	70.9
Capital leases	1.7	1.0	0.7	—	—
Operating leases	38.2	3.9	16.8	10.5	7.0

Total	$531.7	$30.1	$70.9	$59.9	$370.8

(1)	Interest payments due under our 8 3/8% senior subordinated notes and notes payable.

          The following are our commercial commitment expirations as of September 30, 2006 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$15.5	$15.5	$—	$—	$—
Purchase obligations	10.2	10.2	—	—	—
Performance bonds	13.1	13.1	—	—	—

Total	$38.8	$38.8	$—	$—	$—

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

Inflation

As a result of the relatively low levels of inflation in recent years, inflation did not significantly affect our results of operations in 2005 or in the first nine months of 2006.

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

          In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units which vest in four equal annual installments beginning in May 2006.  Each share price performance unit is equal in value to one share of our common stock.  Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date.  A change of one dollar in the price of our common stock would cause a pretax change in selling, general and administrative expense of approximately one dollar for each share performance unit outstanding.  At September 30, 2006, there were 118,000 share performance units outstanding.

Item 4.  Controls and Procedures

          In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          Except for changes being implemented in connection with the acquisition noted below, there have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act, during the nine months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

          On July 5, 2006, we completed the acquisition of Alberta Investments and Alliance Haulers for $165 million.  We continue to integrate the historical internal controls over financial reporting of Alberta Investments and Alliance Haulers with our own internal controls over financial reporting.  This integration may lead to our making changes in our internal controls over financial reporting in future fiscal periods.  Our management intends to exclude the internal controls of Alberta Investments and Alliance Haulers from its annual assessment of the effectiveness of the company’s internal control over financial reporting (Section 404) for 2006.  This exclusion is in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted from management’s report on internal controls over financial reporting in the year of acquisition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          In the third quarter of 2006, we purchased 25,963 shares of restricted stock from employees who elected to have us make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having an aggregate value on the date of vesting equal to their tax obligations.  The following table provides information regarding those repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 – 31	—	N/A	None	N/A
August 1 – 31	—	N/A	None	N/A
September 1 – 30	25,963	6.10	None	N/A

Total	25,963	6.10	None	N/A

Item 6. Exhibits

Exhibit Number	Description

2.1*	—

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

U.S. CONCRETE, INC.

Date: November 9, 2006	By:	/s/ Robert D. Hardy

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