Form 10-K
period 2006-12-31
US CONCRETE INC
filed 2007-03-13
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 000-26025

U.S. CONCRETE, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0586680
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

2925 Briarpark, Suite 1050, Houston, Texas 77042
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (713) 499-6200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001	Nasdaq Global Select Market
(Title of class)	(Name of exchange on which registered)

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)

Yes ☐	No ☒

          Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the last reported sale price of $11.05 of the registrant’s common stock on the Nasdaq National Market as of June 30, 2006, the last business day of the registrant’s most recently completed second quarter:  $364,613,736.

          There were 39,140,255 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement related to the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.

FORM 10-K
For the Year Ended December 31, 2006

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

          Various statements this report contains, including those that express a belief, expectation or intention and those that are not statements of historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Those forward-looking statements appear in Item 1—”Business,” Item 2— “Properties,” Item 3—”Legal Proceedings,” Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—”Quantitative and Qualitative Disclosures About Market Risk,” Item 9A—”Controls and Procedures” and elsewhere in this report, including in the notes to our Consolidated Financial Statements in Item 8 of this report. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Risks and Uncertainties” in Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”).  The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1.    Business

General

          We are a major producer of ready-mixed concrete, precast concrete and concrete-related products in select markets in the United States.  We operate our business through our ready-mixed concrete and concrete-related products segment; and our western precast concrete segment.  We are a leading ready-mixed concrete or precast concrete producer in substantially all the markets in which we have operations.  Ready-mixed and precast concrete are important building materials that are used in a vast majority of commercial, residential and public works construction projects.

          We operate principally in Texas, California, New Jersey and Michigan, with those states representing 26%, 33%, 16% and 9%, respectively, of our net sales for the year ended December 31, 2006.  According to publicly available industry information, those states represented an aggregate of 26.8% of the consumption of ready-mixed concrete in the United States in 2006 (Texas, 11.8%, California, 11.5%, New Jersey, 1.5% and Michigan, 2.0%). We expect that in future periods our Texas market will become our largest market in respect of sales as a percentage of our total sales, as a result of acquisitions we made in that market.  We believe the geographic scope of our operations enables us to achieve cost savings through consolidated purchasing, reduction of our administrative costs and moderation of the impact of regional economic cycles and weather conditions.  Our consolidated revenues for the year ended December 31, 2006 were $789.5 million, of which we derived approximately 89.8% from our ready-mixed concrete and concrete-related products segment and 10.2% from our western precast concrete segment.  For information on our consolidated revenues and income from operations for the years ended December 31, 2006, 2005 and 2004 and our consolidated total assets as of December 31, 2006 and 2005, see our Consolidated Financial Statements included in this report.

          As of March 1, 2007, we had 140 fixed and nine portable ready-mixed concrete plants, nine precast concrete plants, three concrete block plants and eight aggregates facilities.  During 2006, these plants and facilities produced approximately 8.7 million cubic yards of ready-mixed concrete, 4.0 million eight-inch equivalent block units and 4.6 million tons of aggregates.

          Our ready-mixed concrete and concrete-related products segment engages principally in the formulation, preparation and delivery of ready-mixed concrete to the job sites of our customers.  We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs.  Our marketing efforts primarily target general contractors, developers and home builders whose focus extends beyond the price of ready-mixed concrete to product quality, product consistency and reduction of in-place concrete costs.  To a lesser extent, this segment is also engaged in:  the mining and sale of aggregates; the production, sale, and distribution of precast concrete and concrete masonry; and the resale of building materials, primarily to our ready-mixed concrete customers.  These businesses are generally complementary to our ready-mixed concrete operations and provide us opportunities to cross-sell various products in markets in which we sell both the ready-mixed concrete and concrete-related products.  We provide these products and services from our operations in north and west Texas, northern California, New Jersey, Washington, D.C., Michigan, Tennessee, Oklahoma and Mississippi.

          Our western precast concrete segment engages principally in the production, distribution and sale of precast concrete products from its eight plants located in northern California, southern California and Arizona.  Of theses facilities, we have two sites in Phoenix, two plants in San Diego and four plants located in northern California.  From these facilities we produce precast concrete structures such as utility vaults, manholes and other wastewater management products, specialty-engineered structures, curb inlets and catch basins, retaining and other wall systems and other precast products.

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

          Ready-mixed concrete is poured-in-place in large forms at a construction site and cured on site.  In contrast, precast concrete is made with ready-mixed concrete (its primary raw material), but is cast in a reusable mold or “form” and cured in a controlled environment, then either placed in inventory or transported to the construction site and lifted into place.  The advantages of using precast concrete include the higher quality of the material, when formed in controlled conditions, and the reduced cost of reusable forms as compared to the cost of constructing large forms used with ready-mixed concrete placed at the construction site.

          Ready-mixed concrete and precast concrete manufacturers generally obtain contracts through local sales and marketing efforts they direct at general contractors, developers and home builders. As a result, local relationships are very important.

          Based on information from the National Ready-Mixed Concrete Association and the National Precast Concrete Association, we estimate that, in addition to vertically integrated manufacturers of cements and aggregates, over 2,300 independent ready-mixed concrete producers currently operate approximately 6,000 plants in the United States and 3,600 precast concrete manufacturers operate in the United States and Canada.  Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service.

          Annual usage of ready-mixed concrete in the United States remains near record levels. According to information available from the National Ready-Mixed Concrete Association and F.W. Dodge, total sales from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions):

2006	$37,684
2005	$33,219
2004	$29,109

          As important materials for construction, ready-mixed concrete and precast concrete historically benefited from relatively stable demand and pricing, but have experienced significant price increases over the past 18 months, driven largely by strong construction activity and increases in cement prices.

          According to recently published F.W. Dodge data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2006:

Residential construction	30%
Commercial and industrial construction	20%
Street and highway construction and paving	20%
Other public works and infrastructure construction	30%

          Historically, barriers to the start-up of new ready-mixed concrete and precast concrete manufacturing operations were low. During the past several years, public concerns about dust, process water runoff, noise and heavy mixer and other truck traffic associated with the operation of these types of plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the substantial capital investment that start-up operations entail, have raised the barriers to entry for those operations.

          For a discussion of the seasonality of the construction industry generally, see “Risk Factors – Our operating results may vary significantly from one reporting period to another and may be adversely affected by the seasonal and cyclical nature of the markets we serve” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

     Significant Factors Impacting the Market for Ready-Mixed Concrete and Precast Concrete

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

          In addition to favorable trends in the overall economy of the United States, we believe three significant factors have been expanding the market for ready-mixed concrete in particular:

•	the increased level of industry-wide promotional and marketing activities;
•	the development of new and innovative uses for ready-mixed concrete and precast concrete; and
•	the enactment of federal highway funding legislation.

          Industry-wide Promotional and Marketing Activities.  We believe industry participants have only since the 1990s focused on and benefited from promotional activities to increase the industry’s share of street and highway construction, commercial and industrial construction and residential construction expenditures. Many of these promotional efforts result from initiatives put forth by industry trade organizations such as the National Ready-Mixed Concrete Association and the National Precast Concrete Association.  We believe these types of programs have been a catalyst for increased investment in the promotion of concrete as a construction material of choice.

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

          Federal Highway Funding Legislation.  In August 2005, President Bush signed a six-year, $244.1 billion transportation reauthorization act known as the Safe, Accountable, Flexible and Efficient Transportation Equity Act: A Legacy for Users. The new law funds, among other things, federal bridge and highway construction programs. While we do not expect this new law to affect our revenues materially in 2007, we believe that the new law may lead to market opportunities for our products and a strong base for the public works construction segment for the future.

Our Business Strategy

          Our objectives are to become the leading provider of ready-mixed concrete, precast concrete and concrete-related products in each of our markets, to further expand the geographic scope of our business and, on a select basis, to integrate our operations vertically through acquisitions of aggregates supply sources that support our ready-mixed concrete operations.  We plan to achieve these objectives by continuing to implement our business strategy, which includes the primary elements we discuss below.

Pursuing Disciplined Growth Through Acquisitions

          The United States ready-mixed concrete industry, with over 2,300 independent producers, is a fragmented but increasingly consolidating industry. We believe these industry characteristics present growth opportunities for a company with a focused acquisition program and access to capital.

          Our acquisition program targets opportunities for expanding in our existing markets and entering new geographic markets in the United States.  We typically pursue acquisitions that we believe represent attractive opportunities to strengthen local management teams, implement cost-saving initiatives, achieve market-leading positions and establish best practices. We adhere to a disciplined pricing methodology when acquiring businesses. Based on our methodology for valuing, acquiring and integrating target businesses, we expect our future acquisitions to be accretive to our earnings per share after a reasonable period of integration. We cannot provide any assurance, however, regarding the impact any future acquisition we may complete could have on our future earnings per share.

          Expanding in Existing Markets.  We seek to further penetrate our markets by acquiring other well-established companies in those markets. We have completed follow-on acquisitions in substantially all of our markets. By expanding in existing markets through acquisitions, we strive to:

•	eliminate duplicate staff and facilities, reduce material and operating costs and other selling, general and administrative expenses;

•	increase customer cross-selling opportunities; and

•	improve utilization and range of mixer trucks through access to additional plants.

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

          We believe there are numerous potential acquisition candidates in our existing markets and in new markets. Although we have no binding agreement to effect any acquisition, we have experienced increases in inquiries and similar communications with brokers and other representatives of potential acquisition candidates over the past year, and we are currently evaluating potential acquisitions. We are currently a party to nonbinding letters of intent relating to potential acquisitions of ready-mixed concrete and related businesses. We expect the economic and other industry conditions supporting recent consolidation activity within the industry will continue into the foreseeable future.

Improving Marketing and Sales Initiatives

          Our marketing strategy emphasizes the sale of value-added products to customers more focused on reducing their in-place building material costs than on the price per cubic yard of ready-mixed concrete or unit price of the concrete-related product they purchase.  Key elements of our customer-focused approach include:

•	corporate-level marketing and sales expertise;

•	technical service expertise to develop innovative new branded products; and

•	training programs that emphasize successful marketing and sales techniques that focus on the sale of high-margin concrete mix designs and specialty-engineered precast concrete products.

          We have also formed strategic alliances with several national companies to provide alternative solutions for designers and contractors by using value-added concrete products. Through these alliances, we offer color-conditioned, fiber-reinforced and high-performance concrete and utilize software technology that can be used to design buildings constructed of reinforced concrete.

Promoting Operational Excellence and Achieving Cost Efficiencies

          We strive to be an operationally excellent organization by:

•	implementing and enhancing standard operating procedures;

•	standardizing plants and equipment;

•	investing in software and communications technology;

•	implementing company-wide quality-control initiatives;

•	providing technical expertise to optimize ready-mixed concrete mix designs; and

•	developing strategic alliances with key suppliers of goods and services for new product development.

          We also strive to increase operating efficiencies. We believe that, if we continue to increase in size on both a local and national level, we should continue to experience future productivity and cost improvements in such areas as:

•	materials, through procurement and optimized ready-mixed concrete mix designs;

•	purchases of mixer trucks and other equipment, supplies, spare parts and tools;

•	vehicle and equipment maintenance; and

•	insurance and other risk management programs.

Products and Services

     Ready-Mixed Concrete and Concrete-Related Products Segment

          Ready-Mixed Concrete. Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in an unhardened plastic state for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by reducing the in-place cost of concrete and the time required for construction.

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

          Aggregates. We produce crushed stone aggregates, sand and gravel from eight aggregates facilities located in Texas, New Jersey and Michigan.  We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.7 million tons of aggregates in 2006 from these eight aggregates facilities with Texas producing 54%, New Jersey 35% and Michigan 11% of that total production.  At December 31, 2006, our total estimated aggregates reserves were 88 million tons, assuming loss factors of between 10% and 20% for unusable material.  We believe these aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with supply for less than 5% of our annual consumption of aggregates.

          Concrete Masonry. We manufacture various shapes and sizes of concrete masonry, commonly known as concrete block, for use in various applications. We produced approximately 4.0 million units of concrete masonry during 2006 at our plants in Michigan, Delaware and New Jersey.  All of our concrete masonry plants are located near our ready-mixed operations and provide us cross-selling opportunities in those markets.

          Precast Concrete.  We produce precast concrete products from one plant in Delaware, which primarily produces a mix of precast products and cast stone products for use in reinforced earth, transportation, residential and commercial construction applications.

Western Precast Concrete Segment

          We produce precast concrete products from eight plants in the western United States, six of which are in California and two of which are in Arizona.  Our precast concrete products consist of ready-mixed concrete we either produce on-site or purchase from third parties, which is then poured into reusable molds at our plant sites. After the concrete sets, we strip the molds from the finished products and either place them into inventory or ship them to our customers. These operations produce a wide variety of specialized finished products, including utility vaults, manholes and other waste water management products, specialty-engineered structures, curb inlets, retaining and other wall systems and other precast products.

          Because precast concrete products are not perishable, we can place these products into inventory and stage them at plants or other distribution sites to serve a larger market area. The cost of transportation and storage does limit the market area for these types of products to within approximately 150 miles of our plant sites and, therefore, sales are generally driven by the level of construction activity within the market area served by our plants.  Our precast concrete products are marketed by our local sales organizations and are sold to numerous customers.

Operations

     Ready-Mixed Concrete

          Our ready-mixed concrete plants consist of fixed and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our portable plant operations deploy our nine portable plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck.  We use our portable plants to service high-volume projects or projects in remote locations.  Several factors govern the choice of plant type, including:

•	production consistency requirements;

•	daily production capacity requirements; and

•	job-site proximity to fixed plants.

          Generally, we will construct wet batch plants to serve markets that we expect will have consistently high demand as opposed to dry batch plants that will serve markets that we expect will have a less consistent demand.  A wet batch plant generally has a higher initial cost and daily operating expense but yields greater consistency with less time required for quality control in the concrete produced and generally has greater daily production capacity than a dry batch plant. We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million.  As of March 1, 2007, our fixed and portable batch plants included 25 wet batch plants and 124 dry batch plants.

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

          Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of 10 cubic yards, or approximately 20 tons, and an estimated useful life of 12 years. A new truck of this size currently costs approximately $160,000. Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years.  As of December 31, 2006, we operated a fleet of approximately 1,432 mixer trucks, which had an average age of approximately 6.5 years.

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

          We use computer modeling to prepare bids for particular jobs based on the size of the job, location, desired margin, cost of raw materials and the design mixture identified in our testing process. If the job is large enough and has a projected duration beyond the supply arrangement in place at that time, we obtain quotes from our suppliers as to the cost of raw materials we use in preparing the bid. Once we obtain a quotation from our suppliers, the price of the raw materials for the specified job is informally established. Several months may elapse from the time a contractor has accepted our bid until actual delivery of the ready-mixed concrete begins. During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job’s specifications in order to coordinate the multisourced purchases of cement and other materials we will need to fill the job order and meet the contractor’s delivery requirements. We confirm that our customers are ready to take delivery of manufactured products throughout the placement process. On any given day, a particular plant may have production orders for dozens of customers at various locations throughout its area of operation. To fill an order:

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

Precast Concrete

          Our precast concrete operations consist of fixed plant sites where precast products are produced, staged and shipped to our customers and distribution yards.  We stage precast products at distribution facilities to serve markets beyond the normal reach of our existing manufacturing sites.  Each of our precast manufacturing sites has as its primary components:

•	either a ready–mixed batch plant or local ready-mixed concrete provider for the concrete utilized in production;
•	precast molds or “forms” for the array of products and product sizes we offer; and
•	a crane-way or other method to facilitate moving forms, finished product or pouring ready-mixed concrete.

          Some of the products we produce are designed by the customer for use in their own systems while other products are designed by our in-house engineers to meet the needs of our customers through a more standardized product.  Each of our precast manufacturing sites produces a range of products, including utility vaults, manholes and other waste water management products, specialty-engineered structures, curb inlets, retaining and other wall systems and other precast products.

          Generally, precast structures are manufactured by placing pre-engineered ready-mixed concrete into molds, which are then vibrated to facilitate consolidation of the concrete within the mold and remove any voids created by air that may be trapped during the pouring process.  These molds generally utilize some form of reinforcing which can include products ranging from (1) welded steel wire or re-bar placed inside the mold in a pre-engineered design to support the integrity of the finished precast product, to (2) steel fibers or other similar additives which are blended into the ready-mixed concrete during mixing to serve a similar purpose, or a combination of both.  Once the pouring is complete, any exposed surfaces are finished and the product is allowed to cure in a controlled environment for a minimum of two to four hours and as long as 24 hours, depending on the product and design specification.  After the product has cured, the molds are stripped and the mold is prepared for re-use in the manufacturing process.

          Precast concrete structures, unlike ready-mixed concrete, are not perishable products. This contributes to our ability to maintain some level of standardized products in inventory at all times, as well as service a much larger market area from a plant location than a ready-mixed concrete plant site.  Our precast products can be shipped across the country, but due to the weight of the products, shipping is generally limited to within a 150-mile radius of a plant site.  Depending on our overall costs, shipments occur either through our existing fleet of crane-equipped trucks or through contract haulers.  In some markets, we also install our precast products and provide our customers with the added benefit of eliminating coordination with a third party.

          Bidding and order fulfillment processes for our precast business are similar to our ready-mixed concrete operations, as previously described above.  Cement and aggregates are the two primary raw materials used in precast concrete manufacturing, similar to our ready-mixed concrete operations, while labor costs are second only to our materials cost.

Cement and Other Raw Materials

          We obtain most of the materials necessary to manufacture ready-mixed concrete and precast concrete on a daily basis. These materials include cement, and aggregates (stone, gravel and sand), in addition to certain chemical admixtures. With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Typically, cement represents the highest cost material used in manufacturing a cubic yard of ready-mixed concrete, while the cost of aggregates used is slightly less than the cement cost. In each of our markets, we purchase each of these materials from several suppliers. Chemical admixtures are generally purchased from a single supplier under a national purchasing agreement.

          In 2006, cement and aggregates prices continued to rise as a result of strong domestic consumption, driven largely by historic levels of residential construction that did not abate until the third and fourth quarters of 2006.  While we expect residential construction to continue at lower levels going forward, we anticipate that commercial construction and other building segments will comprise a larger component of domestic demand.  As a result, we do not expect to experience cement shortages in the near term, unless we see a significant increase in demand, a fact which could adversely affect our operating results, through both decreased sales and higher cost of cement.  The price and supply of aggregates are generally driven by local market supply and demand characteristics. Today, in most of our markets, we believe there is an adequate supply of aggregates.  Should concrete demand increase significantly, we could experience rapidly escalating prices or shortages of aggregates.

Marketing and Sales

          General contractors typically select their suppliers of ready-mixed concrete and precast concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly if the concrete has complicated design specifications. In those projects and in government-funded projects generally, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or competitive bidding. We believe the purchasing decision for many jobs ultimately is relationship-based. Our marketing efforts target general contractors, developers, design engineers, architects and homebuilders whose focus extends beyond the price of our product to quality, consistency and reducing the in-place cost.

Customers

          Of our 2006 sales, we made approximately 47% to commercial and industrial construction contractors, 39% to residential construction contractors, 7% to street and highway construction contractors and 7% to other public works and infrastructure contractors.  In 2006, no single customer or project accounted for more than 3% of our total sales.

          We rely heavily on repeat customers. Our management and sales personnel are responsible for developing and maintaining successful long-term relationships with key customers.

Competition

          The ready-mixed concrete, precast concrete and concrete-related products industries are highly competitive. Our competitive position in a market depends largely on the location and operating costs of our plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction. However, timeliness of delivery and consistency of quality and service, along with price, are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates.  Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage.  Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources also may have competitive advantages over us.  See “Risk Factors – We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive industry.”

Employees

          As of March 1, 2007, we had approximately 737 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 2,448 hourly personnel.  The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

          As of March 1, 2007, approximately 1,042 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2007 and 2010.  Under these agreements, we pay specified wages to covered employees and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

          Other than a two-day strike at certain operations within our Atlantic Region in 2004, we have not experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are satisfactory.

Training and Safety

          Our future success will depend, in part, on the extent to which we can attract, retain and motivate qualified employees. We believe that our ability to do so will depend on the quality of our recruiting, training, compensation and benefits, the opportunities we afford for advancement and our safety record. We support and fund continuing education and training programs for our employees. We intend to continue and expand these programs. We require all field employees to attend periodic safety training meetings and all drivers and other delivery personnel to participate in training seminars.  OSHA regulations establish requirements our training programs must meet.  We employ a national safety director whose responsibilities include managing and executing a unified, company-wide safety program.

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

          We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2006. We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

Product Warranties

          Our operations involve providing ready-mixed concrete, precast concrete and other concrete formulations or products that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. In the past, we have had significant claims of this kind asserted against us that we have resolved. There currently are, and we expect that in the future there will be, additional claims of this kind asserted against us. If a significant product-related claim is resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Insurance

          Our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer and other trucks in heavy traffic conditions and delivering concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of properties and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are in accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.  For additional discussion of our insurance programs, see Note 14 to our Consolidated Financial Statements included in this report.

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

Item 1A.     Risk Factors

          Set forth below and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties” in Item 7 of Part II of this report are various risks and uncertainties that could adversely impact our business, financial condition, results of operations and cash flows.

There are risks related to our internal growth and operating strategy.

          Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers; and

•	differentiate ourselves in a competitive market by emphasizing new product development and value-added sales and marketing; hire and retain employees; and reduce operating and overhead expenses.

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

          The ready-mixed concrete and precast concrete businesses are seasonal. In particular, demand for our products and services during the winter months are typically lower than in other months because of inclement winter weather. In addition, sustained periods of inclement weather or permitting delays could postpone or delay projects over geographic regions of the United States, and consequently, could adversely affect our business, financial condition, results of operations and cash flows.  The relative demand for our products is a function of the highly cyclical construction industry.  As a result, our revenues may be adversely affected by declines in the construction industry generally and in our local markets.  Our results also may be materially affected by:

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

          Our competitive position in a given market depends largely on the location and operating costs of our plants and prevailing prices in that market.  Generally, our products are price-sensitive. Our prices are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control. Because of the fixed-cost nature of our business, our overall profitability is sensitive to minor variations in sales volumes and small shifts in the balance between supply and demand. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction. However, timeliness of delivery and consistency of quality and service, as well as price, are the principal competitive factors among suppliers for large or complex jobs. Concrete manufacturers like us generally obtain customer contracts through local sales and marketing efforts directed at general contractors, developers and homebuilders. As a result, we depend on local relationships.  We generally do not have any long-term sales contracts with our customers.

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

          In 2006, cement prices continued to rise at rates similar to those experienced in 2004 and 2005, as a result of strong domestic consumption driven largely by historic levels of residential construction that did not abate until the third and fourth quarters of 2006.  While we expect residential construction to continue at lower levels going forward, we anticipate the commercial construction and other building segments will comprise a larger component of domestic demand.  As a result, we could experience shortages of cement in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.

          Throughout 2005 and 2006, our product pricing for ready-mixed concrete continued to increase in most of our markets. These price increases allowed us to absorb the rising cost of raw materials (primarily cement and aggregates) in 2005.  However, in 2006, the rising cost of raw materials outpaced our ability to increase prices and, as a result, our margins were adversely impacted. Furthermore, gains on increased prices in 2005 were offset in part by higher labor, freight and delivery costs, including rising diesel fuel costs. With the national average of diesel fuel prices having risen 13% in 2006 and 33% in 2005, we experienced both increased freight charges for our raw materials, in the form of fuel surcharges, and increased cost to deliver our products. As these costs have become more significant over the last two years, we have instituted fuel surcharges in most of our markets in an attempt to cover these rising costs. We do not have any long-term fuel supply contracts that would protect us from rising fuel costs. Sustaining or improving our margins in the future will depend on market conditions and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

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

          Governmental requirements that impact our operations include those relating to air quality, solid waste management and water quality. These requirements are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault and may expose us to liability for the conduct of or conditions caused by others, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements, or the future discovery of environmental conditions may require us to make unanticipated material expenditures. In addition, we may fail to identify or obtain indemnification from environmental liabilities of acquired businesses. We generally do not maintain insurance to cover environmental liabilities.

          In March 2005, the California Regional Water Quality Control Board for the Central Valley Region (“CRWQCB”) issued a draft order to regulate discharges of concrete wastewater and solid wastes associated with concrete manufacturing at ready-mixed concrete plants located in and near Sacramento, California. This order would affect four sites in which six of our ready-mixed concrete plants operate in northern California. If approved in its current draft form, the order would require all existing ready-mixed concrete plants in the area to retrofit or reconstruct their waste management units to provide impermeable containment of all concrete wastewater and install leak detection systems. It also would require all new ready-mixed concrete plants in the area to be constructed with similar waste management units. The draft order provides that operators of existing ready-mixed concrete plants would have 180 days to apply for coverage under the order, and then one year after coverage is obtained to complete all required retrofitting. In June 2005, the CRWQCB delayed approval of the order to provide the Construction Materials Association of California and various concrete producers time to provide certain information to the CRWQCB for further consideration. Although our actual capital expenditures may vary significantly and will ultimately depend on final regulations, if the order is approved in its current form, the cost of capital improvements to our plants at the four sites in the affected area may be up to $1.0 million per site. Also, if the order is considered and adopted by the California Water Quality Control Board for the San Francisco Bay Region, we might incur similar costs to retrofit our existing plants in that area.

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

          As of March 1, 2007, approximately 33% of our employees were covered by collective bargaining agreements, which expire between 2007 and 2010. Of particular note, 213 of our employees are covered by collective bargaining agreements that expire in 2007. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause strikes or other work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such strikes or other work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, the coexistence of union and nonunion employees may lead to conflicts between union and nonunion employees or impede our ability to integrate our operations efficiently.  Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

          We contribute to 14 multiemployer pension plans. If we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans would be material to our financial position, results of operations and cash flows.

Our overall profitability is sensitive to price changes and minor variations in sales volumes.

          Generally, our products are price-sensitive. Prices for our products are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control. Because of the fixed-cost nature of our business, our overall profitability is sensitive to price changes and minor variations in sales volumes.

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

          During the fourth quarter of 2006, we performed our annual test for impairment of goodwill, which resulted in an impairment of $38.8 million associated with our Michigan operations.

          As of December 31, 2006, goodwill represented approximately 35% of our total assets. We can provide no assurance that future goodwill impairments will not occur. If we determine that any of our remaining balance of goodwill is impaired, we will be required to take an immediate noncash charge to earnings.

As a result of capital constraints and other factors, we may not be able to grow as rapidly as we may desire through acquiring additional businesses.

          In addition to our existing working capital and cash from operations, our senior secured credit facility provides us with a significant source of liquidity. Effective March 2, 2007, the facility was increased to provide us a borrowing capacity of up to $150 million, as compared to $105 million of borrowing capacity at Decemeber 31, 2006. The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At December 31, 2006, $9.1 million was outstanding under the credit facility and the amount of the available credit was approximately $82.4 million, net of outstanding letters of credit of $13.5 million.

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

          We currently have a significant amount of debt. As of December 31, 2006, we had approximately $303.3 million of outstanding debt.  Our substantial debt and other financial obligations could:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

•	require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness, thereby reducing funds available for other purposes;

•	increase our vulnerability to a downturn in general economic conditions or the industry in which we compete;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, general corporate and other purposes;

•	place us at a competitive disadvantage to our competitors; and

•	limit our ability to plan for and react to changes in our business and the ready-mixed concrete industry.

          Our senior secured credit facility and the indenture governing the notes permit us to incur and to guarantee additional indebtedness. We anticipate that any future acquisitions we pursue as part of our strategy may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facility and new securities offerings. If new debt is added to current debt levels, the related risks described above could increase.

We will require a significant amount of cash to service all our debt.

          Our ability to pay or to refinance our indebtedness depends on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations and future financings may not be available to us in amounts sufficient to enable us to pay our debt or fund other liquidity needs. If we are unable to generate sufficient cash flow to meet our debt service obligations, we may have to renegotiate the terms of our debt or obtain additional financing, possibly on less favorable terms than our current debt. If we are not able to renegotiate the terms of our debt or obtain additional financing, we could be forced to sell assets under unfavorable circumstances. The terms of our senior secured credit facility and the indenture governing our senior subordinated notes limit our ability to sell assets and generally restrict the use of proceeds from asset sales.

Our existing debt arrangements impose restrictions on us that may adversely affect our ability to operate our business.

          The indenture governing our $285 million aggregate principal amount of senior subordinated notes and our senior secured credit facility contain covenants that restrict, among other things, our ability to:

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

Item 1B.     Unresolved Staff Comments

     None.

Item 2.    Properties

Facilities

          The table below lists our concrete plants as of March 1, 2007.  We believe these plants are sufficient for our current needs. The ready-mixed concrete volumes shown are the volumes each location produced in 2006, except that production volumes related to plants we acquired during the year reflect production from the date of acquisition through year-end.

						Ready-Mixed Concrete Volume (in thousands of cubic yards)
Locations

	Ready-Mixed Concrete Plants
				Precast Plants	Block Plants
	Fixed	Portable	Total

Ready-Mixed Concrete and Concrete-Related
Products Segment:
Northern California	21	3	24	—	—	1,740
Atlantic Region	24	3	27	1	2	1,402
Texas / Southwest Oklahoma	56	2	58	—	—	2,796
Michigan	20	—	20	—	—	874
Tennessee/Northern Mississippi	19	1	20	—	1	523
Western Precast Concrete Segment:
Northern California	—	—	—	4	—	—
Southern California/Arizona	—	—	—	4	—	—

Total Company	140	9	149	9	3	7,335

          The fixed plants listed above are located on approximately 40 sites we own and 58 sites we lease.  The lease terms vary from 2007 to 2019.  We intend to renew most of the leases expiring in the near term.  Of those leases we do not renew, we expect to relocate most of the related plant facilities to future leased or owned sites.

          We produce crushed stone aggregates, sand and gravel, from eight aggregates facilities located in Texas, New Jersey and Michigan.  We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 4.6 million tons of aggregates in 2006 from these eight aggregates facilities, with Texas producing 44%, New Jersey 47% and Michigan 8% of that total production.  At December 31, 2006, total estimated reserves are 88 million tons, assuming loss factors of between 10% and 20% for unusable material.  We believe these aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with supply for less than 5% of our annual consumption of agregates.

Equipment

          As of March 1, 2007, we operated a fleet of approximately 1,432 owned and leased mixer trucks and 1,870 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our mixer trucks is approximately 6.5 years.

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

Item 4.    Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is traded on the Nasdaq Stock Market under the symbol “RMIX.”  As of March 1, 2007, shares of our common stock were held by approximately 559 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

          The closing price for our common stock on the Nasdaq Global Select Market on March 1, 2007 was $8.42 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2006		2005

	High	Low	High	Low

First Quarter	$14.95	$9.21	$8.98	$5.07
Second Quarter	$15.98	$9.95	7.00	5.12
Third Quarter	$12.33	$5.22	8.11	6.24
Fourth Quarter	$7.30	$5.69	9.50	5.78

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

PERFORMANCE GRAPH

          The following graph compares, for the period from December 31, 2001 to December 31, 2006, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and a peer group index we selected that includes five public companies within our industry. The comparison assumes that (1) $100 was invested on December 31, 2001 in our common stock, the S&P 500 Index and the peer group index and (2) all dividends were reinvested.

           The peer group companies at December 31, 2006 for this performance graph are Texas Industries, Inc., Florida Rock Industries, Inc., Eagle Materials Inc., Martin Marietta Materials, Inc. and Vulcan Materials Company.  LaFarge North America, Inc. was included in the peer group used in the performance graph contained in our Proxy Statement for our 2005 Annual Meeting of Stockholders, after which it was acquired by LaFarge, S.A. In addition to ready-mixed concrete and concrete-related products, the members of the peer group also have operations in other segments of the building products industry in which we either do not currently operate, or do not operate at a comparable level, such as cement, aggregates and other building products. These other business segments of peer group members have an affect on cumulative stockholder return over the covered period.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

U.S. Concrete, Inc.	100.00	82.88	97.58	116.21	143.64	107.88
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	80.39	114.88	153.08	197.30	244.35

Equity Compensation Plan Information

          For information regarding our equity compensation plans, including both stockholder-approved plans and plans not approved by our stockholders, see Item 12 of this report.

Issuer Purchases of Equity Securities

          In the fourth quarter of 2006, we purchased 8,230 shares of our common stock in private transactions from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.  The following table provides information regarding those repurchases:

Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs

November 2006	7,892	$6.32	None	None
December 2006	338	$6.05	None	None

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

	Year Ended December 31

	2006(1)	2005	2004(2)	2003	2002(3)

	(in thousands, except per share amounts and selling prices)
Statement of Operations Data:
Sales	$789,522	$575,655	$500,589	$473,124	$503,314
Income (loss) before cumulative effect of accounting change	$(8,090)	$12,612	$(10,539)	$10,303	$(4,038)
Net income (loss)	$(8,090)	$12,612	$(10,539)	$10,303	$(28,366)
Earnings (Loss) Per Share Data:
Basic income (loss) per share before cumulative effect of accounting change	$(0.22)	$0.44	$(0.37)	$0.37	$(0.15)
Diluted income (loss) per share before cumulative effect of accounting change	$(0.22)	$0.43	$(0.37)	$0.37	$(0.15)
Basic income (loss) per share	$(0.22)	$0.44	$(0.37)	$0.37	$(1.06)
Diluted income (loss) per share	$(0.22)	$0.43	$(0.37)	$0.37	$(1.06)
Balance Sheet Data (at end of period):
Total assets	$716,646	$494,043	$449,159	$400,974	$382,222
Total debt (including current maturities)	$303,292	$201,571	$200,777	$155,039	$161,808
Total stockholders’ equity	$269,577	$184,921	$168,849	$176,711	$161,845
Statement of Cash Flow Data:
Net cash provided by operating activities	$39,537	$41,229	$34,423	$26,692	$34,933
Net cash used in investing activities	$(230,679)	$(58,563)	$(11,597)	$(17,259)	$(36,489)
Net cash provided by (used in) financing activities	$176,292	$1,281	$9,770	$(7,007)	$(886)
Ready-mixed Concrete Data:
Average selling price per cubic yard	$87.86	$85.15	$76.38	$73.34	$73.71
Sales volume in cubic yards	7,335	5,298	5,052	5,026	5,215

(1)

The 2006 results include an impairment charge of $26.8 million, net of tax, primarily to reduce the carrying value of goodwill associated with our Michigan assets pursuant to our annual review of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

(2)

The 2004 results include a loss on early extinguishment of debt of $28.8 million ($18.0 million, net of tax), which consisted of $25.9 million in premium payments to holders of our prior subordinated notes and a write-off of $2.9 million of debt issuance costs associated with our debt repayments.  See Note 8 to our Consolidated Financial Statements in this report.

(3)

The 2002 results include restructuring and impairment charges of $28.4 million ($18.9 million, net of tax).  Effective as of the beginning of 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and, accordingly, ceased amortization of goodwill and recorded a transitional goodwill impairment charge of $24.3 million ($0.91 per share), net of tax, presented as a cumulative effect of accounting change.

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

Our Business

          We operate our business from six geographic reporting units that serve our principal markets in the United States.  We have historically aggregated these operating segments into one reportable segment based upon the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  During the third quarter of 2006, we re-assessed our application of SFAS No. 131 and, based on the expected variation in the long-term margins of our operating segments, determined that it would be more appropriate to present our previously aggregated six geographic reporting units as two reportable segments, primarily along the following product lines:  ready-mixed concrete and concrete-related products; and western precast concrete.  We have revised our prior period presentations to correspond with this revised presentation.

          Ready-Mixed Concrete and Concrete-Related Products.  Our ready-mixed concrete and concrete-related products segment is engaged primarily in the production, sale and delivery of ready-mixed concrete to our customer’s job sites.  To a lesser extent, this segment is engaged in the mining and sale of aggregates; the production, sale and distribution of precast concrete and concrete masonry; and the resale of building materials, primarily to our ready-mixed concrete customers.  We provide these products and services from our operations in north and west Texas, northern California, New Jersey, Washington, D.C., Michigan, Tennessee, Oklahoma and Mississippi.

          Western Precast Concrete.  Our western precast concrete segment engages principally in the production, distribution and sale of precast concrete products from its eight plants located in northern California, southern California and Arizona.  Of these facilities, we have two plants in Phoenix, two sites in San Diego and four plants located in of northern California.  From these facilities, we produce precast concrete structures including utility vaults, manholes and other waste water management products, specialty-engineered structures, curb inlets, retaining and other wall systems and other precast products.

Our Markets

          We derive substantially all our revenues from the sale of ready-mixed concrete, precast concrete and concrete-related products to the construction industry in the United States. We typically sell our products under purchase orders that require us to formulate, prepare and deliver the product to our customers’ job sites. We recognize sales from these orders when we deliver the ordered products. The principal states in which we operate are California (33% of 2006 sales and 43% of 2005 sales), Texas (26% of 2006 sales and 10% of 2005 sales), New Jersey (16% of 2006 sales and 18% of 2005 sales) and Michigan (9% of 2006 sales and 10% of 2005 sales). We expect that in future periods our Texas market will become our largest market in respect of sales as a percentage of our total sales, as a result of acquisitions we made in that market. We serve substantially all segments of the construction industry in our markets, and our customers include contractors for commercial and industrial, residential, street and highway and public works construction. The approximate percentages of our concrete product sales by construction type activity were as follows in 2006 and 2005:

	2006	2005

Residential	39%	46%
Commercial and industrial	47%	42%
Street and highway	7%	3%
Other public works	7%	9%

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

          The ready-mixed concrete, precast concrete and concrete-related products businesses are subject to seasonal variations. In particular, demand for our products and services during the winter months is typically lower than in other months of the year because of inclement weather. In addition, sustained periods of inclement weather and other weather conditions could postpone or delay projects in our markets.

          During the first four months of 2005, we experienced sustained adverse weather conditions and permitting delays that exceeded historical norms for this period, primarily in our California and Arizona markets, which resulted in lower-than-expected sales volume during that period and adversely impacted our results of operations for that period.  Should we experience sustained adverse weather in our markets in the future, our sales volumes and results of operations would be adversely affected.

          Throughout 2006 and 2005, our product pricing for ready-mixed concrete and precast concrete continued to increase in most of our markets. These price increases allowed us to absorb the rising cost of raw materials (primarily cement and aggregates) in 2005. However, in 2006, the rising cost of raw materials outpaced our ability to increase prices and, as a result, our margins were adversely impacted.  Gains on increased prices were offset in part by higher labor, freight and delivery costs, including rising diesel fuel costs.  Diesel fuel prices peaked in the third quarter of 2005 in the aftermath of Hurricane Katrina and declined somewhat over the fourth quarter of 2005, with the national average of diesel fuel prices ending the year 33% above 2004.  In 2006, diesel fuel prices continued to increase and ended the year approximately 6% higher than at the end of  2005.

          As a result of these fuel price increases, we have experienced both increased freight charges for our raw materials in the form of fuel surcharges and increased costs to deliver our products. As these costs have become more significant over the last two years, we have instituted fuel surcharges in most of our markets in an attempt to cover these rising costs. We do not have any long-term fuel supply contracts that would protect us from rising fuel costs. Sustaining or improving our margins in the future will depend on market conditions and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

          During the fourth quarter of 2005 and the first half of 2006, we began a process in our western precast segment  to restructure our northern California precast operations. This restructuring involved the consolidation of our Santa Rosa manufacturing capacity with our Pleasanton manufacturing plant, an upgrade of our Pleasanton plant to accommodate the increased production and improve efficiency, and the establishment of a new distribution yard in Santa Rosa to facilitate the servicing of our existing customers in that market area.  Establishment of the new distribution facility and upgrades to our Pleasanton site were completed during the first half of 2006.  While we expect these improvements to generate cost savings and manufacturing efficiencies going forward, weather-related and other construction delays in the completion of the plant improvements at our Pleasanton site during the first and second quarters of 2006 resulted in decreased production capacity and, ultimately, decreased precast concrete sales until the improvements were completed.

Cement and Other Raw Materials

          We obtain most of the materials necessary to manufacture ready-mixed concrete and precast concrete on a daily basis. These materials include cement, and aggregates (stone, gravel and sand), in addition to certain chemical admixtures. With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Typically, cement represents the highest cost material used in manufacturing a cubic yard of ready-mixed concrete, while the cost of aggregates used is slightly less than the cement cost. In each of our markets, we purchase each of these materials from several suppliers. Chemical admixtures are generally purchased from a single supplier under a national purchasing agreement.

          In 2006, cement and aggregates prices continued to rise as a result of strong domestic consumption, driven largely by historic levels of residential construction that did not abate until the third and fourth quarters of 2006.  While we expect residential construction to continue at lower levels going forward, we anticipate that commercial construction and other building segments will comprise a larger component of domestic demand.  As a result, we do not expect to experience cement shortages in the near term, unless we see a significant increase in demand, a fact which could adversely affect our operating results, through both decreased sales and higher cost of cement.  The price and supply of aggregates are generally driven by local market supply and demand characteristics. Today, in most of our markets, we believe there is an adequate supply of aggregates.  Should concrete demand increase significantly, we could experience rapidly escalating prices or shortages of aggregates.

Acquisitions

          Since our inception in 1999, our growth strategy has contemplated acquisitions. We purchased one business in 2004, three businesses in 2005 and six businesses in 2006.  Please read “— Liquidity and Capital Resources — Acquisitions” for further information regarding our recent acquisitions.  The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved can affect our operations and results.

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

          Accounting Rules and Regulations.  We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting policies that recently have been or may be affected by changes in the accounting rules are as follows:

•	accounting for share-based payments;

•	accounting for income taxes; and

•	accounting for business combinations and related goodwill.

          Financial Accounting Standards Board (the “FASB”) recently adopted SFAS No. 123R, which requires us to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on the consolidated net income in the footnotes to our consolidated financial statements. See Note 1 to the Consolidated Financial Statements included in this report.

          Additionally, in July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which is effective for us as of the interim reporting period beginning January 1, 2007.  Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  See Note 1 to the Consolidated Financial Statements included in this report.

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

     Allowance for Doubtful Accounts

          We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables and provide for estimated losses on accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance, and accounts receivable that we write off our books decrease the allowance. We determine the amount of bad debt expense we record each period and assess the resulting adequacy of the allowance at the end of each period by using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our bad debt exposure. Our allowance for doubtful accounts was $3.0 million as of December 31, 2006 and $3.5 million as of December 31, 2005.

     Goodwill

          We record as goodwill the amount by which the total purchase price we pay for our acquisitions exceeds our estimated fair value of the net assets we acquire.  We test our recorded goodwill annually for impairment and charge income with any impairment we recognize, but we do not otherwise amortize that goodwill. The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We use a variety of valuation approaches, primarily the discounted future cash flow approach, to arrive at these estimates. These approaches entail making numerous assumptions respecting future circumstances, such as general or local industry or market conditions, and, therefore, are uncertain.  We did not record a goodwill impairment in 2004 or 2005.  In 2006, we recorded a $38.8 million goodwill impairment associated with our Michigan operations.  We can provide no assurance that future goodwill impairments will not occur.  Our goodwill balance was $251.5 million at December 31, 2006 and $181.8 million as of December 31, 2005.  See Note 2 to our Consolidated Financial Statements included in this report for additional information about our goodwill.

     Insurance Programs

          We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  For 2006, 2005, and 2004, our workers’ compensation per occurrence retention was $1.0 million and our automobile and general liability per occurrence retention was $0.5 million.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $11.1 million as of December 31, 2006 (compared to $9.7 million as of December 31, 2005), which is currently classified in accrued liabilities.

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

          We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Subsequently recognized tax benefits associated with valuation allowances, recorded in connection with a business combination, will be recorded as an adjustment to goodwill.  We recorded no valuation allowance at December 31, 2006 or December 31, 2005.

     Inventory Obsolescence

          We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable values using assumptions about future demand for those products and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

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

          We evaluate the recoverability of our properties, plant and equipment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We compare the carrying values of long-lived assets to our projection of future undiscounted cash flows attributable to those assets.  If the carrying value of a long-lived asset exceeds the future undiscounted cash flows we project to be derived from that asset, we record an impairment loss equal to the excess of the carrying value over the fair value. Actual useful lives and future cash flows could be different from those we estimate. These differences could have a material effect on our future operating results.

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

Results of Operations

          The following table sets forth selected historical statement of operations information and that information as a percentage of total sales for the years indicated.

	Year Ended December 31

	2006		2005		2004

	(amounts in thousands, except selling prices)
Sales:
Ready-mixed concrete and concrete-related products	$729,466	92.4	$505,826	87.9	$438,841	87.7
Western precast concrete	80,915	10.3	71,900	12.5	64,036	12.8
Inter-segment sales	(20,859)	(2.7)	(2,071)	(0.4)	(2,288)	(0.5)

Total sales	$789,522	100%	$575,655	100%	$500,589	100%
Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$589,762	74.7	$420,244	73.0	$366,145	73.2
Western precast concrete	59,589	7.6	51,766	9.0	46,117	9.2
Goodwill and other asset impairments	38,964	4.9	—	—	—	—
Selling, general and administrative expenses	66,430	8.4	54,028	9.4	48,110	9.6
Depreciation, depletion and amortization	22,322	2.8	13,591	2.3	12,669	2.5

Income from operations	12,455	1.6	36,026	6.3	27,548	5.5
Interest income	1,604	0.2	857	0.1	180	—
Interest expense	23,189	2.9	18,172	3.1	16,703	3.3
Loss on early extinguishment of debt	—	—	—	—	28,781	5.7
Other income, net	1,850	0.2	2,022	0.3	840	0.1

Income (loss) before income tax provision	(7,280)	(0.9)	20,733	3.6	(16,916)	(3.4)
Income tax provision (benefit)	810	0.1	8,121	1.4	(6,377)	(1.3)

Net income (loss)	$(8,090)	(1.0)%	$12,612	2.2%	$(10,539)	(2.1	) %

Ready-mixed Concrete Data:
Average selling price per cubic yard	$87.86		$85.15		$76.38
Sales volume in cubic yards	7,335		5,298		5,052
Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	$594.96		$594.21		$589.39
Ready-mixed concrete used in production in cubic yards	136		121		109

     Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

     Sales.

          Ready-mixed concrete and concrete-related products.  Sales of ready-mixed concrete and concrete-related products increased $223.6 million, or 44%, from $505.8 million in 2005 to $729.5 million in 2006.  This increase was primarily attributable to a 38.5% increase in ready-mixed concrete sales volume and a 3% increase in the average sales price of ready-mixed concrete.  The increase in ready-mixed concrete sales volumes in 2006 was largely associated with the acquisitions made during 2006 and at the end of 2005.  During 2006, the increase in ready-mixed concrete volumes associated with acquisitions was partially offset by the slowdown in residential construction, primarily of single-family homes in the majority of our markets.  We realized price improvements in all of our markets during the year, primarily tracking increases in our raw materials costs.  Our overall average ready-mixed concrete price improvement in 2006, as compared to 2005, was tempered by the acquisition we made in July 2006 in our Texas market, where prices are generally lower than our other markets.

          Western precast concrete.  Sales in our western precast concrete segment were up $9.0 million, or 12.5%, from $71.9 million in 2005 to $80.9 million in 2006.  This increase reflected a 12.3% increase in the volume of ready-mixed concrete used in production in 2006 as compared to 2005, which was mostly attributable to the two acquisitions made in our western precast segment during 2006. Those acquisitions significantly increased our production capacity and diversified our product line.  Our two acquisitions included product lines that had lower average selling prices per cubic yard of concrete used in production than the historical product mix of this segment, which resulted in, the average selling price per cubic yard of concrete used in production in 2006 being only slightly higher than in 2005.

     Cost of goods sold before depreciation, depletion and amortization.

          Ready-mixed concrete and concrete-related products.  Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment increased $169.6 million, or 40.3%, from $420.2 million in 2005 to $589.8 million in 2006. Cost of goods sold before depreciation, depletion and amortization for this segment as a percentage of sales increased from 73.0% in 2005 to 74.7% in 2006.  The overall increase in cost of goods sold before depreciation, depletion and amortization was attributable primarily to the 38.5% increase in ready-mixed concrete sales volumes in 2006, as compared to 2005, resulting from the acquisitions we made in this segment in the fourth quarter of 2005 and in 2006, along with raw materials cost increases (primarily cement and aggregates).  The increase in cost of goods sold before depreciation, depletion and amortization as a percentage of sales in 2006 as compared to 2005 was reflective of raw materials price increases (primarily cement and aggregates) outpacing our ability to increase ready-mixed concrete prices during 2006.

          Western precast concrete.  Cost of goods sold before depreciation, depletion and amortization for our western precast concrete segment increased $7.8 million, or 15.1%, from $51.8 million in 2005 to $59.6 million in 2006.  Cost of goods sold before depreciation, depletion and amortization as a percentage of segment sales increased from 72.0% in 2005 to 73.6% in 2006.  The increase in cost of goods sold before depreciation, depletion and amortization is associated primarily with the 12.3% increase in the volume of ready-mixed concrete used in production arising from the two acquisitions made in this segment during 2006, along with higher raw materials costs (primarily ready-mixed concrete).  The increase in cost of goods sold as a percentage of segment sales was largely attributable to an increase in sales of higher volume and lower margin precast products, such as manholes and certain wall systems sold in 2006 as compared to 2005 and production delays and a resulting reduction in efficiency at our Pleasanton location as a result of the consolidation of our Santa Rosa production capacity to Pleasanton in early 2006.

          Goodwill and other asset impairments.  In the fourth quarter of each year, we test our recorded goodwill for impairment and charge expense with any impairment we recognize.  During the fourth quarter of 2006, we performed our annual test, which resulted in an impairment of $38.8 million associated with our Michigan operations.  No such impairments were required in 2005.

          Selling, general and administrative expenses.  Selling, general and administrative expenses increased $12.4 million, or 23.0%, from $54.0 million in 2005 to $66.4 million in 2006.  As a percentage of sales, selling, general and administrative expenses decreased from 9.4% in 2005 to 8.4% in 2006.  Selling, general and administrative expenses were higher in 2006 as compared to 2005 primarily due to higher compensation costs, including personnel costs and other administrative expenses from acquired businesses.

          Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased $8.7 million, or 64.2%, from $13.6 million in 2005 to $22.3 million in 2006.  The increase was attributable primarily to the six acquisitions made during 2006, the two acquisitions made in the fourth quarter of 2005, and higher capital expenditures in 2006.

          Interest income.  Interest income increased $0.7 million from $0.9 million in 2005 to $1.6 million in 2006, primarily as a result of a higher average cash balance in 2006 as compared to 2005, primarily in the first half of the year, resulting from our common stock issuance in February 2006.

          Interest expense.  Interest expense increased $5.0 million, or 27.6%, from $18.2 million in 2005 to $23.2 million in 2006.  The increase in interest expense in 2006 as compared to 2005 was attributable primarily to our additional senior subordinated debt offering in July 2006, additional borrowings under our senior secured credit facility and the assumption of certain indebtedness in connection with our acquisition in the third quarter of 2006.

          Income tax provision.  We recorded a provision for income taxes of $0.8 million in 2006, compared to a provision for income taxes of $8.1 million in 2005.  Our estimated annualized effective tax rate was (11.1%) for the full year ended December 31, 2006 and 39% for the full year ended December 31, 2005.  The effective income tax rate for 2006 was lower than the federal statutory rate primarily due to nondeductible goodwill associated with our goodwill impairment in the fourth quarter of 2006 and state income taxes.

     Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Sales.

          Ready-mixed concrete and concrete-related products.  Sales of ready-mixed concrete and concrete-related products increased $67.0 million, or 15.3%, from $438.8 million in 2004 to $505.8 million in 2005.  This increase was primarily attributable to a 11.5% increase in the average sales price of ready-mixed concrete and a 4.8% increase in ready-mixed concrete sales volume.  The price and volume improvement in 2005 resulted from continued strength in the residential construction market, as well as an improving non-residential construction market, which was reflective of the strength of the overall economy in 2005.

          Western precast concrete.  Sales in our western precast concrete segment were up $7.9 million, or 12.3%, from $64.0 million in 2004 to $71.9 million in 2005.  This increase was attributable largely to an acquisition in this segment in the fourth quarter of 2004, increased sales of precast manhole materials and higher pricing on average than in 2004.  Price increases in 2005 generally tracked the increased cost of ready-mixed concrete, steel and labor.

     Cost of goods sold before depreciation, depletion and amortization.

          Ready-mixed concrete and concrete-related products.  Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment increased $54.1 million, or 14.8%, from $366.1 million in 2004 to $420.2 million in 2005.  Cost of goods sold before depreciation, depletion and amortization for this segment as a percentage of sales decreased from 73.2% in 2004 to 73.0% in 2005.  The overall increase in cost of goods sold before depreciation, depletion and amortization, was attributable primarily to the 4.8% increase in ready-mixed concrete sales volumes in 2005 as compared to 2004 and raw material cost increases (primarily cement and aggregates).  The slight decline in cost of goods sold before depreciation, depletion and amortization as a percentage of sales in 2005 as compared to 2004, was reflective of increased operating leverage, primarily as a result of higher sales volumes, partially offset by higher overall raw materials costs.

          Western precast concrete.  Cost of goods sold before depreciation, depletion and amortization for our western precast concrete segment increased $5.7 million, or 12.4%, from $46.1 million in 2004 to $51.8 million in 2005 and cost of goods sold before depreciation, depletion and amortization as a percentage of segment sales was 72.0% in 2004 and 2005.  The increase in cost of goods sold before depreciation, depletion and amortization was associated primarily with an increase in sales of higher volume commodity precast products, higher costs for raw materials (ready-mixed concrete, cement, aggregates and steel), and higher sales volumes in 2005 resulting from our acquisition in this segment in the fourth quarter of 2004.  Cost of goods sold as a percentage of segment sales was essentially flat in 2005, as compared to 2004, as rising prices for precast products offset the increased cost of raw materials.

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

     Interest expense.  Interest expense increased $1.5 million, or 8.8%, from $16.7 million in 2004 to $18.2 million in 2005.  The 2004 period included the benefit of interest rate swaps for the full year, which reduced interest expense by $1.4 million.  In June 2005, the interest rate swap agreements were terminated.  We describe the impact of this termination under “– Liquidity and Capital Resources – Interest Rate Swaps.”  The weighted average interest rate on our debt was 8.3% at December 31, 2005, as compared to 7.5% as of December 31, 2004.

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

     Other income, net.  Other income, net, increased $1.2 million, from $0.8 million in 2004 to $2.0 million in 2005.  The increase was primarily attributable to a $0.8 million gain from the sale of an FCC license in 2005.

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

Liquidity and Capital Resources

          Our primary short-term liquidity needs consist of financing seasonal working capital requirements, purchasing properties and equipment and paying cash interest expense under our 8 3/8% senior subordinated notes due in April 2014 and cash interest expense on borrowings if any under our senior secured revolving credit facility that is scheduled to expire in March 2011.  In addition to cash and cash equivalents of $8.8 million at December 31, 2006 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity.  At December 31, 2006, we had $9.1 million outstanding under the revolving credit facility and the amount of available credit was approximately $82.4 million, net of outstanding letters of credit of $13.5 million.  Our working capital needs typically increase in the second and third quarters to finance the increases in accounts receivable during those periods and the cash interest payment on our 8 3/8% senior subordinated notes due on April 1 of each year.  Generally, in the fourth quarter of each year, our working capital borrowings begin to decline and then are paid down to their lowest annual levels in the first quarter of the following year.

The principal factors that could adversely affect the amount of our internally generated funds include:

•	any deterioration of sales because of weakness in the markets in which we operate;

•	any decline in gross margins due to shifts in our project mix; and

•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	covenants contained in the Credit Agreement and the indenture governing our 8 3/8% senior subordinated notes;

•	volatility in the markets for corporate debt; and

•	fluctuations in the market price of our common stock or 8 3/8% senior subordinated notes.

          The following key financial measurements reflect our financial position and capital resources as of December 31, 2006, 2005 and 2004 (dollars in thousands):

	2006	2005	2004

Cash and cash equivalents	$8,804	$23,654	$39,707
Working capital	$64,687	$62,801	$89,647
Total debt [1]	$303,292	$201,571	$200,000
Available credit [2]	$82,400	$86,400	$75,900
Debt as a percent of capital employed	53.0%	52.2%	54.2%

(1)	The interest rate swap mark-to-market adjustments of $0.8 million in 2004 are not included in the total debt.
(2)	Based on eligible borrowing base, net of outstanding letters of credit and borrowings outstanding under our senior secured revolving credit facility.

          Our cash and cash equivalents consist of highly liquid investments in deposits and money market funds we hold at major banks.

Senior Secured Credit Facility

          On June 30, 2006, we entered into the Credit Agreement, which reflected an amendment and restatement of our senior secured credit agreement dated as of March 12, 2004. Effective as of March 2, 2007, we entered into an amendment to the Credit Agreement to increase the borrowing capacity to $150 million.

          The Credit Agreement provides us with a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011.  At December 31, 2006, borrowings under the facility were subject to interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate plus 0.25%. The interest rate margins vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

          Our subsidiaries have guaranteed the repayment of all amounts owing under the senior secured credit facility.  In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey and other real estate owned by us or our subsidiaries.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  As amended and restated, it also limits capital expenditures (excluding permitted acquisitions) to $45 million for 2006 and the greater of $45 million or 5% of consolidated revenues in the prior 12 months after 2006 and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change of control events would constitute events of default.

          The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At December 31, 2006, there was $9.1 million outstanding under the credit facility and the amount of the available credit was approximately $82.4 million, net of outstanding letters of credit of approximately $13.5 million.

Senior Subordinated Notes

          On March 31, 2004, we issued $200 million of 8 3/8% senior subordinated notes due April 1, 2014.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility.  In July 2006, we issued $85 million of additional 8 3/8 % senior subordinated notes due April 1, 2014 to a fund a portion of the purchase price for the acquisition of Alberta Investments, Inc. and Alliance Haulers, Inc.

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

          As a result of restrictions contained in the indenture relating to the 8 3/8% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under our senior secured credit facility, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense.

Interest Rate Swaps

           Effective April 16, 2004, we entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of our 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively was to become variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps had been designated as fair-value hedges and had no ineffective portion. We terminated these interest rate swap agreements in June 2005. Upon termination of these interest rate swap agreements, we received $2.2 million in cash as settlement proceeds. The cash proceeds have been included in “changes in operating assets and liabilities, excluding effects of acquisitions” within the accompanying Consolidated Statements of Cash Flows. The cash received has been recorded against the fair values of the respective agreements and the resulting net gain of $2.0 million is being amortized over the remaining life of the underlying debt instruments as an adjustment to interest expense. There were no interest rate swap agreements outstanding as of December 31, 2006. During the year ended December 31, 2006 and 2005, the amortization of the gain from the interest rate swap agreements reduced our interest expense by approximately $0.2 million and $0.5 million, respectively.

Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.  The estimated aggregate fair value of our 8 3/8% senior subordinated notes at year-end was approximately $278.6 million in 2006 and $200 million in 2005.

Debt Ratings

          Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies.  Debt ratings and outlooks as of March 1, 2007 were as follows:

	Rating	Outlook

Moody’s
Senior Subordinated Notes	B2
LT Corporate Family Rating	B1	Stable
Standard & Poor’s
Senior subordinated notes	B -
Corporate credit	B+	Positive

          These debt ratings are not recommendations to buy, sell or hold our securities, and they may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.

     Future Capital Requirements

          For 2007, our capital expenditures are expected to be in the range of $35 million to $40 million, including maintenance capital, developmental capital and certain plant relocation costs.  In prior years, we leased a higher percentage of our mixer trucks and other rolling stock under operating leases due to lower long-term interest rates and our inability to recover the associated tax benefits in those years.  In 2006, we purchased a greater percentage of this equipment, primarily as a result of our ability to recover the associated tax benefits and plan to do the same in 2007.  We expect to purchase fewer mixer trucks in 2007 as compared to 2006.

          Our management believes, on the basis of current expectations, that our cash on hand, internally generated cash flow and borrowings under our credit facility will be sufficient to provide the liquidity necessary to fund our operations and meet our planned capital expenditure and debt-service requirements for at least the next 12 months.

     Cash Flow

          Our consolidated cash flows for each of the past three years are presented below (in thousands):

	Year Ended December 31

	2006	2005	2004

Operating activities	$39,537	$41,229	$34,423
Investing activities	(230,679)	(58,563)	(11,597)
Financing activities	176,292	1,281	9,770

Net cash provided by (used in) operating, investing and financing activities	$(14,850)	$(16,053)	$32,596

          Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $39.5 million in the year ended December 31, 2006 decreased $1.7 million from the net cash provided in the year ended December 31, 2005.  This decrease was principally the result of higher use of working capital and an increase in cash income taxes, partially offset by higher operating income before noncash impairments for goodwill and other assets.  Net cash provided by operating activities of $41.2 million in the year ended December 31, 2005 increased $6.8 million from the net cash provided in the year ended December 31, 2004.  This increase was principally a result of higher operating income, higher income tax refunds and proceeds from the early termination of the interest rate swap agreements, partially offset by higher interest payments.

          Net cash used in investing activities of $230.7 million in the year ended December 31, 2006 increased $172.1 million from the net cash used in the year ended December 31, 2005, primarily because of acquisitions we made in 2006.  Capital expenditures increased by $24.0 million during the year ended December 31, 2006, primarily as a result of our decision to buy rather than lease the mixer trucks and other rolling stock included in our capital plan for 2006.  Our net cash used for investing activities of $58.6 million in the year ended December 31, 2005 increased $47.0 million from the net cash used in the year ended December 31, 2004, primarily because of acquisitions we made in 2005. Capital expenditures increased by $7.5 million during the year ended December 31, 2005.

          Our net cash provided by financing activities of $176.3 million in the year ended December 31, 2006 increased $175.0 million from the net cash provided in the year ended December 31, 2005.  This increase was primarily attributable to our February 2006 common stock issuance, our July 2006 senior subordinated notes issuance and proceeds from the issuance of common stock under our incentive compensation plans.  As a result of these activities, cash and cash equivalents, which totaled $8.8 million at December 31, 2006, decreased $14.9 million from December 31, 2005.  Our net cash provided by financing activities of $1.3 million in the year ended December 31, 2005 decreased $8.5 million from the net cash provided in the year ended December 31, 2004.  This decrease was primarily attributable to our March 2004 refinancing activities, partially offset by the proceeds from the exercise of stock options and shares sold to employees under our employee stock purchase plan during the year ended December 31, 2005.  As a result of these activities, cash and cash equivalents, which totaled $23.7 million at December 31, 2005, decreased $16.1 million from December 31, 2004.

          We define free cash flow as net cash provided by operating activities less purchases of properties, plant and equipment (net of disposals).  Free cash flow is a liquidity measure not prepared in accordance with GAAP.  Our management uses free cash flow in managing our business because we consider it to be an important indicator of our ability to service our debt and generate cash for acquisitions and other strategic investments.  We believe free cash flow may provide users of our financial information additional meaningful comparisons between current results and results in prior operating periods.  As a non-GAAP financial measure, free cash flow should be viewed in addition to, and not as an alternative for, our reported operating results or cash flow from operations or any other measure of performance prepared in accordance with GAAP.

          Our historical net cash provided by operating activities and free cash flow is as follows (in thousands):

	Year Ended December 31

	2006	2005	2004

Net cash provided by operating activities	$39,537	$41,229	$34,423
Less: Purchases of properties and equipment, net of disposals of $3,699, $713 and $608	(38,232)	(17,253)	(9,839)

Free cash flow	$1,305	$23,976	$24,584

     Acquisitions

          In November 2006, we acquired a small ready-mixed concrete and sand and gravel quarry operation in Breckenridge, Texas.  We paid $3.0 million in cash and effectively assumed approximately $0.4 million in interest-bearing debt.

          In October 2006, we acquired certain aggregates assets located in New Jersey from Pinnacle Materials, Inc. for $12.5 million in cash.  The assets consist of a granite quarry with approximately 15.6 million tons of reserves and an estimated useful-life of 20 years, and a natural sand pit with approximately 9.1 million tons of reserves and an estimated 10-year life.

          In July 2006, we acquired all of the outstanding equity interests in Alberta Investments, Inc. and Alliance Haulers, Inc. for $165 million, subject to specified adjustments.  Alberta Investments conducts the substantial majority of its business through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P.  Redi-Mix operates 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex.  Ingram Enterprises operates 17 ready-mixed concrete plants and three sand and gravel plants in west Texas.  Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks owned by Redi-mix and third-party haulers in the markets covered by Redi-Mix and Ingram.

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

          In December 2005, we acquired substantially all the operating assets of Go-Crete and South Loop Development Corporation, which produce and deliver ready-mixed concrete from six plants and mine sand and gravel from a quarry in the greater Dallas/Fort Worth, Texas market. We purchased the assets for approximately $27.5 million in cash and assumed certain capital lease liabilities with a net present value of about $2.0 million.

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

Off-Balance Sheet Arrangements

          We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  For additional discussion on our operating leases, see Note 14 to our Consolidated Financial Statements in this report.

Commitments

          The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2006 (in millions).

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$301.8	$12.1	$5.0	$1.2	$283.5
Interest on debt (1)	173.0	23.9	47.7	47.7	53.7
Capital leases	1.5	0.8	0.7	—	—
Operating leases	46.8	12.2	18.2	8.1	8.3

Total	$523.1	$49.0	$71.6	$57.0	$345.5

(1)	Interest payments due under our 8 3/8% senior subordinated notes.

          The following are our commercial commitment expirations as of December 31, 2006 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$13.5	$13.5	$—	$—	$—
Purchase obligations	8.1	8.1	—	—	—
Performance bonds	12.6	12.6	—	—	—

Total	$34.2	$34.2	$—	$—	$—

Other

          We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows.  As a result of this process, in the past we have sought, and in the future we may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of our common stock; modify our dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage our liquidity and capital resources.  In the normal course of our business, we may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the ready-mixed concrete or related businesses.  In the event of any acquisition or joint venture transaction, we may consider using available cash, issuing equity securities or increasing our indebtedness to the extent permitted by the agreements governing our existing debt.  See Note 8 to our Consolidated Financial Statements included in Item 8 of this report.

Inflation

          As a result of the relatively low levels of inflation during the past three years, inflation did not significantly affect our results of operations in any of those years. However, cement prices and certain other raw material prices, including aggregates and diesel fuel prices have generally risen faster than regional inflationary rates. The impact of these price increases has been partially mitigated by price increases in our products which was generally higher than regional inflationary rates.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

          We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio.  All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value.  Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values. At December 31, 2006 and 2005, we were not a party to any derivative financial instruments.

          The indebtedness evidenced by our 8 3/8% senior subordinated notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes.  The fair value of that debt will vary as interest rates change.

          Borrowings under our Senior Secured Credit Facility expose us to certain market risks. Interest on amounts drawn under the senior secured credit facility varies based on either the prime rate or one, two, three or six month Eurodollar rates. Based on the $9.1 million outstanding balance as of December 31, 2006, a one-percent change in the applicable rate would not materially change the amount of interest expense for 2006.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

We have completed integrated audits of U.S. Concrete, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stripping costs and share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

As described in “Management’s Report on Internal Control Over Financial Reporting”, management has excluded seven entities: Kurtz Gravel Company; Pre-Cast Mfg.; Olson Precast Company; Alberta Investments, Inc.; Alliance Haulers, Inc.; Pinnacle Materials, Inc.; and Breckenridge Ready-Mix, Inc., from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006.  We have also excluded Kurtz Gravel Company, Pre-Cast Mfg., Olson Precast Company, Alberta Investments, Inc., Alliance Haulers, Inc., Pinnacle Materials, Inc., and Breckenridge Ready-Mix, Inc., from our audit of internal control over financial reporting.  Kurtz Gravel Company, Pre-Cast Mfg., Olson Precast Company, Alberta Investments, Inc., Alliance Haulers, Inc., Pinnacle Materials, Inc., and Breckenridge Ready-Mix, Inc., are wholly-owned subsidiaries whose total assets and total revenues represent approximately 36.6 percent and 15.5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

PricewaterhouseCoopers LLP
Houston, Texas
March 13, 2007

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$8,804	$23,654
Trade accounts receivable, net	109,161	87,654
Inventories	33,777	23,677
Deferred income taxes	9,461	6,750
Prepaid expenses	2,984	2,401
Other current assets	6,935	6,404

Total current assets	171,122	150,540

Properties, plant and equipment, net	281,021	149,637
Goodwill	251,499	181,821
Other assets	13,004	12,045

Total assets	$716,646	$494,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,764	$1,126
Accounts payable	49,785	49,144
Accrued liabilities	52,886	37,469

Total current liabilities	106,435	87,739

Long-term debt, net of current maturities	299,528	200,445
Other long-term obligations and deferred credits	7,594	4,997
Deferred income taxes	33,512	15,941

Total liabilities	447,069	309,122

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value per share (10 million shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (60 million shares authorized; 38,795 shares in 2006 and 29,809 shares in 2005 issued and outstanding)	39	30
Additional paid-in capital	262,856	172,857
Deferred compensation	—	(3,939)
Retained earnings	8,541	16,918
Cost of treasury stock, 231 common shares in 2006 and 139 common shares in 2005	(1,859)	(945)

Total stockholders’ equity	269,577	184,921

Total liabilities and stockholders’ equity	$716,646	$494,043

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31

	2006	2005	2004

Sales	$789,522	$575,655	$500,589
Cost of goods sold before depreciation, depletion and amortization	649,351	472,010	412,262
Goodwill and other asset impairments	38,964	—	—
Selling, general and administrative expenses	66,430	54,028	48,110
Depreciation, depletion and amortization	22,322	13,591	12,669

Income from operations	12,455	36,026	27,548
Interest income	1,604	857	180
Interest expense	23,189	18,172	16,703
Loss on early extinguishment of debt	—	—	28,781
Other income, net	1,850	2,022	840

Income (loss) before income tax provision (benefit)	(7,280)	20,733	(16,916)
Income tax provision (benefit)	810	8,121	(6,377)

Net income (loss)	$(8,090)	$12,612	$(10,539)

Earnings (loss) per share:
Basic	$(0.22)	$0.44	$(0.37)

Diluted	$(0.22)	$0.43	$(0.37)

Number of shares used in calculating earnings (loss) per share:
Basic	36,847	28,655	28,247
Diluted	36,847	29,229	28,247

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Par Value

BALANCE, December 31, 2003	28,806	$29	$164,123	$(2,286)	$14,845	$—	$176,711
Issuance of shares for acquisitions consideration	73	—	538	—	—	—	538
Employee purchase of ESPP shares	149	—	849	—	—	—	849
Stock options exercised	78	—	524	—	—	—	524
Restricted common stock issued in connection with compensation plan	467	—	2,816	(2,816)	—	—	—
Amortization of deferred compensation	—	—	—	1,166	—	—	1,166
Cancellation of shares	(170)	—	—	—	—	—	—
Purchase of treasury shares	(59)	—	—	—	—	(400)	(400)
Net loss	—	—	—	—	(10,539)	—	(10,539)

BALANCE, December 31, 2004	29,344	$29	$168,850	$(3,936)	$4,306	$(400)	$168,849
Employee purchase of ESPP shares	154	—	837	—	—	—	837
Stock options exercised	192	—	1,445	—	—	—	1,445
Stock-based compensation plan	244	1	1,725	(1,641)	—	—	85
Amortization of deferred compensation	—	—	—	1,638	—	—	1,638
Cancellation of shares	(45)	—	—	—	—	—	—
Purchase of treasury shares	(80)	—	—	—	—	(545)	(545)
Net income	—	—	—	—	12,612	—	12,612

BALANCE, December 31, 2005	29,809	$30	$172,857	$(3,939)	$16,918	$(945)	$184,921
Change in accounting principle for stripping costs, net of tax	—	—	—	—	(287)	—	(287)
Change in accounting principle for stock-based compensation	—	—	(3,939)	3,939	—	—	—
Employee purchase of ESPP shares	135	—	995	—	—	—	995
Common stock issuance	8,050	8	84,804	—	—	—	84,812
Stock options exercised	607	1	5,327	—	—	—	5,328
Stock-based compensation plan	340	—	2,812	—	—	—	2,812
Cancellation of shares	(54)	—	—	—	—	—	—
Purchase of treasury shares	(92)	—	—	—	—	(914)	(914)
Net loss	—	—	—	—	(8,090)	—	(8,090)

BALANCE, December 31, 2006	38,795	$39	$262,856	$—	$8,541	$(1,859)	$269,577

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,090)	$12,612	$(10,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and other asset impairments	38,964	—	—
Deferred gain on termination of interest rate swaps	—	2,024	—
Loss on early extinguishment of debt	—	—	28,781
Depreciation, depletion and amortization	22,322	13,591	12,669
Debt issuance cost amortization	1,492	1,302	1,355
Net (gain) loss on sale of assets	(316)	175	25
Deferred income taxes	(7,419)	6,584	(2,656)
Provision for doubtful accounts	1,721	1,689	1,040
Stock-based compensation	2,812	1,722	1,166
Excess tax benefits from stock-based compensation	(1,205)	—	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	1,454	(14,733)	(4,345)
Inventories	(3,334)	(2,240)	(1,981)
Prepaid expenses and other current assets	96	(1,847)	4,182
Other assets and liabilities, net	(136)	(645)	1,393
Accounts payable and accrued liabilities	(8,824)	20,995	3,333

Net cash provided by operating activities	39,537	41,229	34,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties, plant and equipment	(41,931)	(17,966)	(10,447)
Payments for acquisitions, net of cash received of $5,829, $0 and $0	(192,816)	(41,204)	(1,592)
Proceeds from disposals of properties, plant and equipment	3,699	713	608
Other investing activities	369	(106)	(166)

Net cash used in investing activities	(230,679)	(58,563)	(11,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	92,621	—	264,000
Repayments of borrowings	(3,373)	(448)	(219,039)
Proceeds from issuances of common stock	89,930	2,274	1,373
Excess tax benefits from stock-based compensation	1,205	—	—
Purchase of treasury shares	(914)	(545)	(400)
Debt retirement costs	—	—	(25,851)
Debt issuance costs	(3,177)	—	(10,313)

Net cash provided by financing activities	176,292	1,281	9,770

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,850)	(16,053)	32,596
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,654	39,707	7,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,804	$23,654	$39,707

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$19,655	$17,379	$14,428
Cash paid for income taxes	$2,560	$963	$279
Supplemental Disclosure of Noncash Investing and Financing Activities:
Additions to properties, plant and equipment from exchanges	$—	$—	$788
Assumption of notes payable and capital leases in acquisitions of businesses	$12,378	$2,053	$—
Common stock and stock options issued in connection with acquisitions and contingent consideration	$—	$—	$538
Common stock received in settlement	$—	$—	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

          U.S. Concrete, Inc., a Delaware corporation, provides ready-mixed concrete, precast concrete and concrete-related products and services to the construction industry in several major markets in the United States. U.S. Concrete is a holding company and conducts its businesses through its consolidated subsidiaries.

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

     Properties, Plant and Equipment, Net

          U.S. Concrete states properties, plant and equipment at cost and uses the straight-line method to compute depreciation of these assets other than mineral deposits over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from six to 12 years; and other, from three to 10 years. For some of its assets, U.S. Concrete uses an estimate of the asset’s salvage value at the end of its useful life to reduce the cost of the asset which is subject to depreciation.  Salvage values generally approximate 10% of the asset’s original cost.  U.S. Concrete capitalizes leasehold improvements on properties held under operating leases and amortize these costs over the lesser of their estimated useful lives or the applicable lease term.  Depletion of the related mineral deposits is computed on the basis of the estimated quantity of recoverable raw materials.

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

          U.S. Concrete evaluates the recoverability of its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends in the applicable construction sector and other factors. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

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

     Debt Issue Costs

          U.S. Concrete amortizes debt issue costs related to its revolving credit facility and senior subordinated notes as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $9.3 million as of December 31, 2006 and $7.6 million as of December 31, 2005.  U.S. Concrete includes those unamortized costs in other assets.

     Allowance for Doubtful Accounts

          U.S. Concrete provides an allowance for accounts receivable it believes it may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance.  Accounts receivable are written off when U.S. Concrete determines the receivable will not be collected.  Accounts receivable that U.S. Concrete writes off its books decrease the allowance. U.S. Concrete determines the amount of bad debt expense it records each period and the resulting adequacy of the allowance at the end of each period by using a combination of its historical loss experience, a customer-by-customer analysis of its accounts receivable balances each period and subjective assessments of its bad debt exposure.  The allowance for doubtful accounts balance was $3.0 million as of December 31, 2006 and $3.5 million as of December 31, 2005.

     Sales and Expenses

          U.S. Concrete derives substantially all its sales from the production and delivery of ready-mixed concrete and precast concrete, other onsite products and related building materials. It recognizes sales when products are delivered. Amounts billed to customers for delivery costs are classified as a component of total revenues and the related delivery costs (excluding depreciation) are classified as a component of total cost of goods sold. Cost of goods sold consists primarily of product costs and operating expenses (excluding depreciation, depletion and amortization). Operating expenses consist primarily of wages, benefits, insurance and other expenses attributable to plant operations, repairs and maintenance and delivery costs. Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses, provision for doubtful accounts and professional fees.

     Insurance Programs

          U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes are reasonable. Under its insurance programs, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. U.S. Concrete’s deductible retentions per occurrence for auto and general liability insurance programs were $0.5 million in 2006, 2005 and 2004, and for its worker’s compensation insurance program was $1.0 million in 2006, 2005 and 2004.  In connection with these automobile and general liability and workers’ compensation insurance programs, U.S. Concrete has entered into standby letter of credit agreements totaling $13.5 million at December 31, 2006.  U.S. Concrete funds its deductibles and records an expense for losses it expects under the programs. U.S. Concrete determines expected losses using a combination of its historical loss experience and subjective assessments of its future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  The amounts accrued for self-insured claims were $11.1 million as of December 31, 2006 and $9.7 million as of December 31, 2005.  U.S. Concrete includes those accruals in accrued liabilities.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Asset Retirement Obligations

          Statement of Financial Accounting Standards (“SFAS”) SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is amortized over the life of the asset. The liability is accreted at the end of each reporting period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.  Asset retirement obligations accrued at December 31, 2006 and 2005 were not material.

     Income Taxes

          U.S. Concrete uses the liability method of accounting for income taxes. Under this method, it records deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and uses enacted tax rates and laws that U.S. Concrete expects will be in effect when it recovers those assets or settles those liabilities, as the case may be, to measure those taxes.  U.S. Concrete records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  As of December 31, 2006 and December 31, 2005, no valuation allowances were recorded.

     Derivative Instruments

          U.S. Concrete recognizes derivatives as either assets or liabilities in its consolidated balance sheets and measures those instruments at fair value.  In April 2004, U.S. Concrete entered into interest rate swap agreements which represented fair value hedges.  U.S. Concrete’s objective for holding these derivatives was to balance its exposure to the fixed and variable interest rate markets. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these hedges were considered perfectly effective, and no net gain or loss was recorded for changes in fair value of the interest rate swaps or the related debt.   In June 2005, U.S. Concrete terminated these interest rate swap agreements.  See Note 8 for additional information regarding these interest rate swap agreements.

     Fair Value of Financial Instruments

          The financial instruments of U.S. Concrete consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. U.S. Concrete’s management considers the carrying values of cash and cash equivalents, trade receivables, trade payables and the revolving credit facility to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of U.S. Concrete’s senior subordinated notes at year end was estimated at $278.6 million in 2006 and $200.0 million in 2005.

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

     Stripping Costs

          Effective January 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry (“EITF 04-6”).  EITF 04-6 concluded that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost.  Under EITF 04-6, all post-production stripping costs will be considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  We recognized all capitalized post-production stripping costs as an adjustment to beginning retained earnings at January 1, 2006.  Prior to the adoption of EITF 04-6, we capitalized certain post-production stripping costs and amortized those costs over the life of the uncovered reserves using a units-of-production approach.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Earnings (Loss) Per Share

          Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year, but also include the dilutive effect of stock-based incentives and option plans (including stock options and awards of restricted stock).

          The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per share during the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share amounts).

	2006	2005	2004

Numerator:
Net income (loss)	$(8,090)	$12,612	$(10,539)
Denominator:
Weighted average common shares outstanding-basic	36,847	28,655	28,247
Effect of dilutive stock options and restricted stock	—	574	—

Weighted average common shares outstanding-diluted	36,847	29,229	28,247

Earnings (loss) per share:
Basic	$(0.22)	$0.44	$(0.37)
Diluted	$(0.22)	$0.43	$(0.37)

          For the years ended December 31, stock options and awards covering 2.9 million shares in 2006, 0.8 million shares in 2005 and 3.7 million shares in 2004 were excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

     Comprehensive Income

          Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2006, no differences existed between the historical consolidated net income and consolidated comprehensive income of U.S. Concrete.

     Segment Information

          U.S. Concrete has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for the manner by which public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders.  During the third quarter of 2006, U.S. Concrete re-assessed its application of SFAS No. 131, and, based on the expected variation in the long-term margins of its operating segments, determined that it would be more appropriate to present our previously aggregated six geographic reporting units as two reportable segments, primarily along the following product lines:  ready-mixed concrete and concrete-related products; and western precast concrete.  In conjunction with this re-assessment we have revised our prior period presentation to correspond with this revision.  See Note 11 for U.S. Concrete’s segment disclosure.

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

          Prior to the adoption of SFAS 123R, we accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” As a result, no expense was reflected in our consolidated statement of operations in 2006 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, we recognized stock-based compensation expense for restricted stock awards.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share as if we were applying the fair value recognition provisions of SFAS 123R to our stock-based compensation plans for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004

Net income (loss)	$12,612	$(10,539)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,050	726
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards vested during the year, net of any tax effects	(1,468)	(1,775)

Pro forma net income (loss)	$12,194	$(11,588)

Earnings (loss) per share:
Reported basic	$0.44	$(0.37)
Reported diluted	$0.43	$(0.37)
Pro forma basic	$0.43	$(0.41)
Pro forma diluted	$0.42	$(0.41)

          The weighted average fair values of stock options at their grant date for 2005 and 2004, where the exercise price equaled the market price on the grant date, were $1.94 and $1.95, respectively. The estimated fair values for options granted in 2005 and 2004 were calculated using a Black-Scholes option pricing model, with the following weighted-average assumptions for 2005 and 2004, respectively: risk-free interest rate of 4.35% and 3.63%; no dividend yield; volatility factor of 0.282 and 0.274; and an expected option life of five years.

          For additional discussion related to stock based compensation, see Note 9.

     Recent Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48, which is effective for us as of the interim reporting period beginning January 1, 2007.  The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements when the degree of confidence is high that the tax position will be sustained upon examination by a taxing authority.  The tax law is subject to varied interpretation, and whether a tax position will ultimately be sustained may be uncertain.  Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  A benefit based on an uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit.  In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions.  An income tax penalty is recognized as expense when the tax position does not meet the minimum statutory threshold to avoid the imposition of a penalty.  We continue to evaluate the impact of FIN 48 on our consolidated financial statements.  At this time, we do not know what the impact will be upon adoption of this standard.

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

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB No. 87, 88, 106, and 132 (R).” SFAS No. 158 requires the recognition of the over funded or underfunded status of defined benefit postretirement plans as assets or liabilities on the balance sheet, with changes to the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We do not believe the adoption of SFAS No. 158 will have a material impact on our consolidated financial position, results of operations or cash flows.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.     GOODWILL AND OTHER INTANGIBLE ASSETS

          In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” U.S. Concrete performs an annual impairment test (or more frequently if impairment indicators arise) for goodwill and other intangibles with indefinite lives.  U.S. Concrete allocates goodwill to various reporting units to perform its impairment test.  SFAS No. 142 requires that the fair value of the reporting unit be compared with its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, U.S. Concrete would record an impairment loss to the extent of that difference.  The impairment test for intangible assets with indefinite lives consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, U.S. Concrete would recognize an impairment.  U.S. Concrete bases the fair values of its reporting units on a combination of valuation approaches, including discounted cash flows, multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization and comparisons of recent transactions.  In the fourth quarter of each of 2006, 2005 and 2004, U.S. Concrete conducted its annual valuation test.  In 2005 and 2004, no goodwill impairment was required.  However, in 2006, we determined that an impairment of $38.8 million was required related to our Michigan reporting unit.  Due to increased competition, and a general economic downturn in Michigan, driven by problems in the automotive business in that region, operating profits and cash flows trended downward in Michigan and were consistently below our expectations.  Based on that trend and an independent study of the future growth expectations for this market, the earnings forecast for Michigan for the next five years was revised which ultimately resulted in the goodwill impairment.  As of December 31, 2006 and 2005, U.S. Concrete had no intangible assets with indefinite lives other than goodwill.

          The changes in the carrying amount of goodwill for 2006 and 2005 were as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Western Precast Concrete	Total

Balance at December 31, 2004	$136,355	$30,289	$166,644
Acquisitions	15,127	50	15,177

Balance at December 31, 2005	$151,482	$30,339	$181,821
Acquisitions	107,411	4,421	111,832
Impairments	(38,811)	—	(38,811)
Adjustments	(3,484)	141	(3,343)

Balance at December 31, 2006	$216,598	$34,901	$251,499

          Intangible assets with definite lives consist of covenants not-to-compete established in business combinations and are recorded in other non-current assets.  Covenants not-to-compete are amortized ratably over the life of the agreement, which is generally five years.  Aggregate amortization expense associated with covenants not-to-compete was $0.6 million for 2006, $0.1 million for the year ended December 31, 2005 and zero for 2004.  Amortization expense associated with U.S. Concrete’s covenants not-to-compete at December 31, 2006, is expected to be $0.6 million in each of 2007, 2008 and 2009, $0.4 million in 2010 and $0 thereafter.

          The changes in the carrying amount of the other intangible assets for 2006 and 2005 were as follows (in thousands):

Balance at January 1, 2005	$560
Covenant not-to-compete, net of accumulated amortization of $121	2,123

Balance at December 31, 2005	$2,683
Amortization of covenants not-to-compete	(572)

Balance at December 31, 2006	$2,111

3.       BUSINESS COMBINATIONS

          In June 2006, we agreed to acquire all of the equity interests of Alberta Investments, Inc. and Alliance Haulers, Inc. for $165.0 million, subject to post-closing adjustments.  We closed this transaction in July 2006 and funded the payment of the purchase price with net proceeds from the private placement of $85.0 million in senior subordinated notes due 2014, issued in July 2006, a borrowing under the revolving credit facility provided by our Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”) and cash on hand.  We also effectively assumed, in connection with this acquisition, equipment financing loans of approximately $10.6 million with interest bearing LIBOR plus 1.35% and fixed rates ranging from 4.14% to 6.152% and maturities ranging from nine months to four years. The purchase price has been allocated to the acquired assets based upon fair market values.  The preliminary purchase price allocation resulted in goodwill of $101.1 million, none of which is tax deductible.  Alberta Investments conducts the substantial majority of its operations through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P. Redi-Mix operates 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex. Ingram Enterprises operates 17 ready-mixed concrete plants and three sand and gravel plants in West Texas. Redi-Mix and Ingram operate a combined fleet of approximately 310 mixer trucks and produced approximately 2.4 million cubic yards of ready-mixed concrete and 1.1 million tons of aggregates in 2005. Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks owned by Redi-Mix and third-party haulers.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          The accompanying balance sheet at December 31, 2006 includes our preliminary allocations of the purchase price for this acquisition.  The preliminary purchase price allocation is subject to certain contractual provisions that require third-party review.  We expect to complete this review in the second quarter of 2007.

          The following summarized unaudited pro forma financial information adjusts the historical financial information by assuming that the acquisition of Alberta Investments and Alliance Haulers occurred on January 1, 2005 (in thousands, except per share amounts):

	For the Years Ended December 31,

	2006	2005

Revenues	$885,581	$746,309
Net income (loss)	(5,928)	15,879
Basic earnings (loss) per share	$(0.16)	$0.55
Diluted earnings (loss) per share	$(0.16)	$0.54

          Pro forma adjustments in these amounts primarily relate to:

•	contractual reductions in salaries, bonuses and benefits to members of management of the businesses;
•	elimination of legal, accounting and other professional fees incurred in connection with the acquisitions;
•	increase in interest expense related to borrowings to fund a part of the consideration for the acquisition, net of reductions in interest expense associated with acquiree historical debt; and
•	adjustments to our federal and state income tax provisions based on pro forma operating results.

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

          The following table presents the preliminary purchase price allocation, including professional fees and other related acquisition costs, to the net assets acquired and liabilities assumed, based on the fair values at the acquisition date (in thousands):

Cash and cash equivalents	$5,454
Accounts receivable	21,466
Inventories	3,799
Property, plant and equipment	81,985
Other assets	2,266
Goodwill	100,097

Total assets acquired	$215,067
Accounts payable and other liabilities	27,337
Long-term debt	7,924
Deferred income taxes	19,605

Net assets acquired	$160,201
Less: cash and cash equivalents acquired	(5,454)

Net cash paid for acquisition	$154,747

          Of the $100.1 million in goodwill associated with this transaction, none is expected to be tax deductible.  All goodwill associated with this transaction has been assigned to our ready-mixed concrete and concrete-related products segment.

          In November 2006, we acquired a small ready-mixed concrete and sand and gravel quarry operation in Breckenridge, Texas.  The purchase price was $3.0 million in cash and the assumption of approximately $0.4 million in debt.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          In October 2006, we acquired certain aggregates assets located in New Jersey from Pinnacle Materials, Inc. for $12.5 million in cash.  The assets consist of a granite quarry with approximately 15.6 million tons of reserves and an estimated useful-life of 20 years and a natural sand pit with approximately 9.1 million tons of reserves and an estimated 10-year life.

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

4.     STOCK-BASED COMPENSATION

          Effective January 1, 2006, we adopted SFAS No. 123-R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method and, accordingly, have not restated prior period results.  SFAS 123R establishes new principles for the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award.

          In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. U.S. Concrete elected to use the long-form method of determining its pool of windfall tax benefits as prescribed under SFAS 123R.

          Prior to the adoption of SFAS 123R, we accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” As a result, no expense was reflected in our consolidated statement of operations in 2006 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, we recognized stock-based compensation expense for restricted stock awards.

          For the year ended December 31, the Company recognized stock-based compensation expense related to restricted stock and stock options of approximately $2.8 million ($1.7 million, net of tax) in 2006, $1.7 million ($1.1 million, net of tax) in 2005 and $1.2 million ($0.7 million, net of tax) in 2004.  Stock-based compensation expense is reflected in selling, general and administrative expenses in the consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          As of December 31, 2006, there was approximately $5.4 million of unrecognized compensation cost related to unvested restricted stock awards and stock options which is expected to be recognized over a weighted average period of 2.1 years.

          SFAS 123R requires tax benefits attributable to stock-based compensation transactions to be classified as financing cash flows. Prior to the adoption of SFAS 123R, we presented excess tax benefits from stock-based compensation transactions as an operating cash flow in our Consolidated Statements of Cash Flows.

Restricted Stock

          We issue restricted stock awards under U.S. Concrete’s incentive compensation plans which vest over specified periods of time, generally four years.  These shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting.  During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, if any, on those shares.

          Restricted stock activity for 2006 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value

Unvested restricted shares outstanding at December 31, 2005	722	$6.16
Granted	340	11.46
Vested	(278)	10.23
Canceled	(54)	6.00

Unvested restricted shares outstanding at December 31, 2006	730	$7.09

           Compensation expense associated with awards of restricted stock under U.S. Concrete’s incentive compensation plans was $2.4 million in 2006 and $1.6 million in 2005.

Stock Options

          The 1999 Incentive Plan and 2001 Employee Incentive Plan enable us to grant nonqualified and incentive options, restricted stock, stock appreciation rights and other long-term incentive awards to our employees and nonemployee directors, as well as nonemployee consultants and other independent contractors who provide services to us (except that none of our officers or directors are eligible to participate in the 2001 Employee Incentive Plan).  Option grants under these plans generally vest over a four-year periods and expire if not exercised prior to the tenth anniversary following the applicable grant date. Proceeds from the exercise of stock options are credited to common stock at par value, and the excess is credited to additional paid-in capital. The approximate number of shares available for awards under these plans was 1.5 million as of December 31, 2006 and 1.9 million as of December 31, 2005. The board of directors of U.S. Concrete may, in its discretion, grant additional awards or establish other compensation plans.

          We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option pricing model.  The expected volatility was determined using our common stock’s historic volatility.  For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option.  The expected life of an option represents the weighted average period of time that an option granted is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns.  The significant weighted-average assumptions relating to the valuation of our stock options were as follows:

	2006	2005

Dividend yield	0.0%	0.0%
Volatility rate	34.9%	28.2%
Risk-free interest rate	4.7%	4.4%
Expected option life (years)	5.0	5.0

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          There were 50,000 and 60,000 stock options granted in 2006 and 2005, respectively.  As a result of adopting SFAS 123R, compensation expense related to stock options for 2006 was approximately $198,000 ($161,000, net of tax).  Stock option activity information for 2006 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted- Average Exercise Price

Options outstanding at December 31, 2005	2,666	$6.92
Granted	50	12.74
Exercised	(607)	6.80
Canceled	(37)	6.83

Options outstanding at December 31, 2006	2,072	7.10

Options exercisable at December 31, 2006	2,068

          The aggregate intrinsic value of outstanding options and exercisable options at December 31, 2006 was less than $0.1 million.  The total intrinsic value of options exercised in 2006 was $3.1 million.  The weighted average remaining contractual term for outstanding options and exercisable options at December 31 2006 was 3.8 years.  The total fair value of shares vested during 2006 and 2005 was $1.9 million and $1.5 million, respectively.

          Stock option information related to the nonvested options for the year ended December 31, 2006 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted- Average Grant Date Fair Value

Nonvested options outstanding at December 31, 2005	217	$6.21
Granted	50	12.74
Vested	(226)	8.26
Canceled	(37)	6.83

Nonvested options outstanding at December 31, 2006	4	4.58

Share Price Performance Units

          In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units to certain salaried employees, other than executive officers and senior management, which vest in four equal annual installments beginning in May 2006.  Each share price performance unit is equal in value to one share of our common stock.  Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date.  During the period prior to vesting, holders of share price performance units would be entitled to receive a cash amount equal to dividends paid, if any, on shares of our common stock equal to the number of then unvested share price performance units.  The value of these awards is accrued and charged to expense over the performance period of the units.  We recognized compensation expense from the units of approximately $(0.6) million and $0.4 million as selling, general and administrative expense during 2006 and 2005, respectively.  No share price performance units were granted in 2006.

5.     INVENTORIES

          Inventory consists of the following (in thousands):

	December 31

	2006	2005

Raw materials	$16,490	$9,396
Precast products	7,959	6,692
Building materials for resale	5,236	4,991
Repair parts	4,092	2,598

	$33,777	$23,677

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    PROPERTIES, PLANT AND EQUIPMENT

          A summary of properties, plant and equipment is as follows (in thousands):

	December 31

	2006	2005

Land and mineral deposits	$84,489	$42,189
Buildings and improvements	30,136	15,018
Machinery and equipment	120,380	76,596
Mixers, trucks and other vehicles	115,075	74,633
Other, including construction in progress	12,455	6,576

	362,535	215,012
Less: accumulated depreciation and depletion	(81,514)	(65,375)

	$281,021	$149,637

          As of December 31, the carrying amounts of mineral deposits were $42.6 million in 2006 and $15.2 million in 2005.

7.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

          Activity in U.S. Concrete’s allowance for doubtful accounts receivable consists of the following (in thousands):

	December 31

	2006	2005	2004

Balance, beginning of period	$3,502	$2,292	$4,639
Provision for doubtful accounts	1,721	1,689	1,040
Uncollectible receivables written off, net of recoveries	(2,251)	(479)	(3,387)

Balance, end of period	$2,972	$3,502	$2,292

          Accrued liabilities consist of the following (in thousands):

	December 31

	2006	2005

Accrued compensation and benefits	$9,525	$6,851
Accrued interest	6,199	4,243
Accrued income taxes	4,028	2,376
Accrued insurance	11,139	9,730
Other	21,995	14,269

	$52,886	$37,469

8.    DEBT

          A summary of debt and capital leases is as follows (in thousands):

	December 31

	2006	2005

Senior secured credit facility due 2011	$9,100	$—
8 3/8% senior subordinated notes due 2014	283,616	200,000
Capital leases	1,533	1,571
Notes payable	9,043	—

	303,292	201,571
Less: current maturities	3,764	1,126

	$299,528	$200,445

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Senior Secured Credit Facility

          On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.

          The Credit Agreement provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011.  At December 31, 2006, borrowings under the facility were subject to interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate plus 0.25%. The interest rate margins vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

          Our subsidiaries have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey and other real estate owned by us or our subsidiaries.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to $45 million for 2006 and the greater of $45 million or 5% of consolidated revenues in the prior 12 months after 2006 and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.

          The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At December 31, 2006, there were $9.1 million of revolving credit borrowings outstanding under the Credit Agreement and the amount of the available credit was approximately $82.4 million, net of outstanding letters of credit of approximately $13.5 million.

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

          In July 2006, we issued $85 million of additional 8 3/8% senior subordinated notes due April 1, 2014 to fund a portion of the purchase price for the acquisition of Alberta Investments, Inc. and Alliance Haulers, Inc.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Interest Rate Swaps

           Effective April 16, 2004, U.S. Concrete entered into interest rate swap agreements that had the economic effect of modifying the interest obligations associated with $70 million of its 8 3/8% senior subordinated notes, such that the interest payable on these notes effectively became variable based on the six-month LIBOR rate, set on April 1 and October 1 of each year. The swaps had been designated as fair-value hedges and had no ineffective portion. Upon termination of these interest rate swap agreements, U.S. Concrete received $2.2 million in cash as settlement proceeds. U.S. Concrete has included the cash proceeds in “changes in operating assets and liabilities, excluding effects of acquisitions” within the Consolidated Statements of Cash Flows. U.S. Concrete has recorded the cash received against the fair values of the respective agreements and is amortizing the resulting net gain of $2.0 million over the remaining life of the underlying debt instruments as an adjustment to interest expense. At December 31, 2006, there were no interest rate swap agreements outstanding. The amortization of the gain from the settlement of the interest rate swap agreements reduced U.S. Concrete’s interest expense by approximately $0.2 million ($0.1 million, net of tax) in 2006 and $0.5 million ($0.3 million, net of tax) in 2005.

9.    STOCKHOLDERS’ EQUITY

          Common Stock and Preferred Stock

          The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	December 31

	2006	2005

Shares authorized	60,000	60,000
Shares outstanding at end of period	38,795	29,809
Shares held in treasury	231	139

          U.S. Concrete is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were issued or outstanding as of December 31, 2006 and 2005.

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

          During the years ended December 31, U.S. Concrete awarded approximately 340,000 shares in 2006, 244,000 shares in 2005 and 467,000 shares in 2004 of restricted stock under the plans to employees and retired employees, at a total value of $3.8 million in 2006, $1.7 million in 2005 and $2.8 million in 2004, as part of the 2006, 2005 and 2004 annual grant or as grants issued for promotions and new hires. The awards are subject to vesting requirements.   Under SFAS 123R, share-based compensation is measured at the grant date based on the calculated fair value of the award.  The expense is recognized over the employee’s requisite service period, generally, the vesting period of the award.

          During the years ended December 31, approximately 54,000 shares of restricted stock were canceled in 2006, 45,000 shares of restricted stock were canceled in 2005 and 26,000 shares of restricted stock were canceled in 2004.

          As of December 31, the outstanding shares of restricted stock totaled approximately 730,000 in 2006, 722,000 in 2005 and approximately 816,000 in 2004.  U.S. Concrete recognized stock-based compensation expense of approximately $2.8 million ($1.7 million, net of tax) in 2006, $1.7 million ($1.1 million, net of tax) in 2005 and $1.2 million ($0.7 million, net of tax) in 2004.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Treasury Stock

               Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having U.S. Concrete make the required tax payments and withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. As a result of such employee elections, during the years ended December 31, U.S. Concrete withheld approximately 92,000 shares at a total value of $0.9 million in 2006, 80,000 shares at a total value of $0.5 million in 2005 and approximately 42,000 shares at a total value of $0.3 million in 2004, and those shares were accounted for as treasury stock.  In 2004, U.S. Concrete also purchased 16,551 shares of its common stock in private transactions from its chief executive officer and chief operating officer at a total value of $0.1 million.  All shares were accounted for as treasury stock.

     Employee Stock Purchase Plan

          In January 2000, U.S. Concrete’s board of directors adopted, and its stockholders approved, the U.S. Concrete 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. All U.S. Concrete personnel employed for at least 20 hours per week and five months per calendar year are eligible to participate in the ESPP.  For any offering period ending on or prior to December 31, 2005, eligible employees electing to participate were granted the right to purchase shares of U.S. Concrete common stock at a price generally equal to 85% of the lower of the fair market value of a share of U.S. Concrete common stock on the first or last day of the offering period.  For any offering period beginning on or after January 1, 2006, eligible employees electing to participate will be granted the right to purchase shares of U.S. Concrete common stock at a price equal to 85% of the fair market value of a share of U.S. Concrete common stock on the last day of the offering period.  U.S. Concrete issued approximately 135,000 shares in 2006, 154,000 shares in 2005 and 149,000 shares in 2004.

     Public Offering of Common Stock

           In February 2006, U.S. Concrete received $90.6 million in gross proceeds from an underwritten public offering of 8,050,000 shares of U.S. Concrete common stock. After deducting the underwriters’ commission and offering expenses, we received net proceeds for approximately $84.8 million.

10.    INCOME TAXES

          U.S. Concrete’s consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

          A reconciliation of U.S. Concrete’s effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% during the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Tax at statutory rate	$(2,548)	$7,257	$(5,921)
Add (deduct):
State income taxes	24	760	253
Manufacturing deduction	(191)	(102)	—
Settlement income	—	—	(298)
Tax audit settlement	6	—	(136)
Tax credits	—	—	(238)
Goodwill impairment	3,332	—	—
Other	187	206	(37)

Income tax provision (benefit)	$810	$8,121	$(6,377)

Effective income tax rate	(11.1)%	39.2%	37.7%

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts of consolidated federal and state income tax provision (benefit) during the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004

Current:
Federal	$7,499	$1,097	$(3,769)
State	730	440	48

	8,229	1,537	(3,721)

Deferred:
Federal	$(6,443)	$6,190	$(2,273)
State	(976)	394	(383)

	(7,419)	6,584	(2,656)

Total provision (benefit)	$810	$8,121	$(6,377)

          Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. U.S. Concrete presents the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31

	2006	2005

Deferred income tax liabilities:
Properties, plant and equipment, net	$49,564	$21,022
Other	—	19

Total deferred tax liabilities	49,564	21,041

Deferred income tax assets:
Goodwill and other intangibles	$15,087	$4,302
Receivables	1,156	1,084
Inventory	1,402	718
Accrued insurance	4,025	3,420
Other accrued expenses	3,456	1,790
Net operating loss carryforwards	113	296
Other	274	240

Total deferred tax assets	$25,513	$11,850

Net deferred tax liabilities	24,051	9,191
Current deferred tax assets	9,461	6,750

Long-term deferred income tax liabilities	$33,512	$15,941

          As of December 31, U.S. Concrete had federal income tax receivables of approximately $30,000 in 2006 and $0.6 million in 2005, which are currently classified in other current assets.

          In assessing the value of deferred tax assets at December 31, 2006 and 2005, U.S. Concrete considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. U.S. Concrete considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, U.S. Concrete determined that its deferred tax assets would be realized and a valuation allowance was not required at December 31, 2006 and 2005.

          The American Jobs Creation Act of 2004, which was enacted on October 22, 2004, makes a number of changes to the income tax laws which will affect U.S. Concrete in future years, the most significant of which is a new deduction for qualifying domestic production activities.

11.    BUSINESS SEGMENTS

          Operating segments are defined under the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of an enterprise that engage in business activities that earn revenue, incur expenses and prepare financial information that is evaluated regularly by the chief operating decision maker in order to allocate resources and assess performance.  U.S. Concrete has six operating segments based upon its six geographic reporting units that serve its principal markets in the United States and has historically aggregated these operating segments into one reportable segment based upon the guidance in SFAS No. 131.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          During the third quarter of 2006, U.S. Concrete re-assessed its application of SFAS No. 131 and, based on the expected variation in the long-term margins of its operating segments, determined that it would be appropriate to begin presenting previously aggregated six geographic reporting units as two reportable segments, primarily along the following product lines: ready-mixed concrete and concrete-related products; and western precast concrete.  In conjunction with this re-assessment, U.S. Concrete has revised its prior period presentation to correspond with the revision.

           U.S. Concrete’s ready-mixed concrete and concrete-related products segment produces and sells ready-mixed concrete, aggregates (crushed stone, sand and gravel), concrete masonry and building materials, as well as a limited amount of precast concrete.  This segment serves the following principal markets: north and west Texas, northern California, New Jersey, Delaware, Washington, D.C., Michigan, Tennessee and Mississippi.  Its western precast concrete segment produces and sells precast concrete products in select markets in the western United States.

          U.S. Concrete accounts for inter-segment sales at market prices.  Segment operating profit consists of net sales less operating expense, including certain operating overhead directly related to the operation of the specific segment.  Corporate includes administrative, financial, legal, human resources and risk management, activities which are not allocated to operations and are excluded from segment operating profit.

          The following table sets forth certain financial information relating to U.S. Concrete’s operations by reportable segment (in thousands):

	2006	2005	2004

Sales:
Ready-mixed concrete and concrete-related products	$729,466	$505,826	$438,841
Western precast concrete	80,915	71,900	64,036
Inter-segment sales	(20,859)	(2,071)	(2,288)

Total sales	$789,522	$575,655	$500,589

Segment Operating Income:
Ready-mixed concrete and concrete-related products	$12,188	$35,700	$20,524
Western precast concrete	11,815	12,671	11,813
Unallocated overhead and other income	6,994	3,770	5,809
Corporate:
Selling, general and administrative expense	(16,708)	(14,101)	(9,808)
Interest income	1,604	857	180
Interest expense	(23,189)	(18,172)	(16,703)
Loss on early extinguishment of debt	—	—	(28,781)
Other income, net	16	8	50

Income (loss) before income taxes	$(7,280)	$20,733	$(16,916)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$20,626	$12,307	$11,566
Western precast concrete	1,284	794	627
Corporate	412	490	476

Total depreciation, depletion and amortization	$22,322	$13,591	$12,669

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$38,133	$13,835	$9,274
Western precast concrete	3,798	4,131	1,173

Total capital expenditures	$41,931	$17,966	$10,447

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2006	2005	2004

Sales by Product:
Ready-mixed concrete	$643,375	$453,368	$388,444
Precast concrete	84,476	74,048	66,447
Building materials	27,052	26,960	26,170
Aggregates	24,558	12,158	10,737
Other	10,061	9,121	8,791

Total sales	$789,522	$575,655	$500,589

Identifiable Assets:
Ready-mixed concrete and concrete-related products	$598,328	$379,843	$311,116
Western precast concrete	70,654	57,508	52,759
Corporate	47,664	56,692	85,284

Total assets	$716,646	$494,043	$449,159

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

Locations:	Number of Facilities	Aggregate Annual Rentals (in thousands)

Central	2	$326

          U.S. Concrete believes the rentals it must pay under each of these leases are at fair market rates.  William T. Albanese, a former owner of Central, and Thomas J. Albanese, a former owner of Central, are executive officers of U.S. Concrete.

          Central sold concrete and building materials totaling approximately $0.2 million at a discount to a customer for the construction of a restaurant and entertainment venue of which Thomas J. Albanese is a majority owner.  In addition, with respect to this project, Central also sold building materials to a company owned by Joseph J. Albanese, a cousin of William T. Albanese and Thomas J. Albanese totally less than $0.1 million in 2006.

13.    RISK CONCENTRATION

          U.S. Concrete grants credit, generally without collateral, to its customers, which include general contractors, municipalities and commercial companies located primarily in Texas, California, New Jersey/New York, Michigan, and Tennessee. Consequently, it is subject to potential credit risk related to changes in business and economic factors in those states. U.S. Concrete generally has lien rights in the work it performs, and concentrations of credit risk are limited because of the diversity of its customer base. Further, management believes that its contract acceptance, billing and collection policies are adequate to minimize any potential credit risk.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Cash deposits were distributed among various banks in areas where U.S. Concrete has operations throughout the United States as of December 31, 2006.  In addition, U.S. Concrete had money-market funds with a financial institution with a strong credit rating. As a result, it believes that credit risk in such instruments is minimal.

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

          As permitted under Delaware law, U.S. Concrete has agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at U.S. Concrete’s request in such capacity. The maximum potential amount of future payments that U.S. Concrete could be required to make under these indemnification agreements is not limited; however, U.S. Concrete maintains a director and officer insurance policy that limits its exposure and enables U.S. Concrete to recover a portion of any future amounts paid.  Many of the indemnification agreements were grandfathered under the provisions of FASB Interpretation No. 45, because they were in effect prior to December 31, 2002. As a result of the insurance policy coverage, U.S. Concrete believes the estimated fair value of these indemnification agreements is minimal. Accordingly, U.S. Concrete has not recorded any liabilities for these agreements as of December 31, 2006.

          U.S. Concrete is party to agreements that require it to provide indemnification in certain instances when it acquires businesses and real estate and in the ordinary course of business with its customers, suppliers and service providers.

     Lease Payments

          U.S. Concrete leases certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total expense for such operating leases amounted to $14.6 million in 2006, $14.4 million in 2005 and $12.0 million in 2004.  In addition, in December 2005, U.S. Concrete acquired substantially all of the operating assets of Go-Crete and South Loop Development Corporation, which included certain capital lease obligations on delivery vehicles.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          Future minimum rental payments with respect to our lease obligations as of December 31, 2006, were as follows:

	Capital Leases	Operating Leases

	(in millions)
Year ending December 31:
2007	$0.8	$12.2
2008	0.4	10.0
2009	0.2	8.2
2010	0.1	5.7
2011	—	2.4
Later years	—	8.3

	$1.5	$46.8

Total future minimum rental payments	$1.7
Less amounts representing imputed interest	0.2

Present value of future minimum rental payments under capital leases	1.5
Less current portion	0.8

Long-term capital lease obligations	$0.7

     Insurance Programs

          U.S. Concrete maintains third-party insurance coverage in amounts and against the risks it believes is reasonable. Under its insurance programs, U.S. Concrete shares the risk of loss with its insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  U.S. Concrete’s deductible retentions per occurrence for automobile and general liability insurance programs were $0.5 million in 2006, 2005 and 2004, and for its worker’s compensation insurance program were $1.0 million in 2006, 2005 and 2004.  In connection with these automobile and general liability and workers’ compensation insurance programs, U.S. Concrete has entered into standby letter of credit agreements of $13.5 million at December 31, 2006.

     Performance Bonds

          In the normal course of business, U.S. Concrete is contingently liable for performance under $12.6 million as of December 31, 2006 in performance bonds that various contractors, states and municipalities have required. The bonds are principally related to construction contracts.  U.S. Concrete has indemnified the underwriting insurance company that issued the bonds against any exposure under the bonds. In U.S. Concrete’s past experience, no material claims have been made against these bonds.

15.    SIGNIFICANT CUSTOMERS AND SUPPLIERS

          U.S. Concrete did not have any customers that accounted for more than 10% of its revenues or any suppliers that accounted for more than 10% of its cost of goods sold in 2006, 2005 or 2004.

16.    EMPLOYEE BENEFIT PLANS

          U.S. Concrete maintains a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit. U.S. Concrete matches 100% of employee contributions up to a maximum of 5% of their compensation. U.S. Concrete paid matching contributions of $2.6 million in 2006, $2.1 million in 2005 and $2.3 million in 2004.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

          In connection with its collective bargaining agreements, U.S. Concrete participates with other companies in the unions’ multi-employer pension plans. These plans cover substantially all of U.S. Concrete’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or on termination of, that plan. In 2001, a subsidiary of U.S. Concrete withdrew from the multi-employer pension plan of the union that represented several of its employees. That union disclaimed interest in representing those employees. U.S. Concrete has no plans to withdraw from any other multi-employer plans. U.S. Concrete made contributions to these plans of $15.1 million in 2006, $13.9 million in 2005 and $13.3 million in 2004.

          See Note 9 for discussions of U.S. Concrete’s incentive plans and employee stock purchase plan.

17.    QUARTERLY SUMMARY (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share data)
2006
Sales	$139,594	$188,763	$250,618	$210,547
Income (loss) from operations	(812)	15,276	24,357	(26,366)
Net income (loss)	(2,701)	7,203	11,224	(23,816)
Basic diluted earnings (loss) per share (1)	$(0.08)	$0.19	$0.30	$(0.63)
Diluted earnings (loss) per share (1)	$(0.08)	$0.19	$0.29	$(0.63)
2005
Sales	$92,499	$153,214	$172,297	$157,645
Income (loss) from operations	(7,024)	14,387	18,954	9,709
Net income (loss)	(6,479)	6,035	9,000	4,056
Basic and diluted earnings (loss) per share (1)	$(0.23)	$0.21	$0.31	$0.14

(1)

Earnings (loss) per share (“EPS”) for each quarter are computed using the weighted-average number of shares outstanding during the quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year.  Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

18.     SUBSEQUENT EVENT

          Effective March 2, 2007, U.S. Concrete increased its senior secured credit facility from $105 million to $150 million.  This increase was effected through an amendment to the existing Credit Agreement.  Amounts borrowed under the facility are scheduled to  mature in March 2011.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

           In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended December 31, 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          During the year ended December 31, 2006, we completed the purchase of all the capital stock or substantially all the operating assets of: Kurtz Gravel Company and Pre-Cast Mfg. on May 2, 2006; Olson Precast Company on June 9, 2006; Alberta Investments, Inc. and Alliance Haulers, Inc. on July 5, 2006; Pinnacle Materials, Inc. on October 19, 2006; and Breckenridge Ready-Mix, Inc. on November 17, 2006.  Net sales from these acquired businesses comprise approximately 15.5 percent of our consolidated revenues for the year ended December 31, 2006.  Total assets of these acquired businesses comprise approximately 2.8%, 0.7%, 0.7%, 30.0%, 1.8%, and 0.6%, respectively, of our consolidated total assets as of December 31, 2006.  Because these acquisitions occurred throughout 2006, our management did not include the internal controls of the acquired businesses in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2006.

          Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our internal control over financial reporting, an evaluation of the design effectiveness of those controls and testing of the operating effectiveness of those controls. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

          Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

     Not applicable.

PART III

          In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2007 Annual Meeting of Stockholders (the “2007 Annual Proxy Statement”). We intend to file that definitive proxy statement with the SEC by April 30, 2007.

Item 10.    Directors, Executive Officers and Corporate Governance

          For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Annual Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11.    Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2007 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          For the information this Item requires, please see the information (1) under the heading “Equity Compensation Plan Information” in Item 5 of this report and (2) under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Annual Proxy Statement, which is incorporated in this Item by this reference.

          The following table summarizes, as of December 31, 2006, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans. These plans use or are based on shares of our common stock.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column)

Equity compensation plans approved by security holders	1,693,026	$7.23	1,023,998
Equity compensation plans not approved by security holders (1)	379,448	$6.49	450,617

Total	2,072,474

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

          For the information this Item requires, please see the information under the heading “Certain Relationships and Related Transactions” in the 2007 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14.    Principal Accountant Fees and Services

          For the information this Item requires, please see the information appearing under the heading “Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm” in the 2007 Annual Proxy Statement, which is incorporated in this Item by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

          (a)(1) Financial Statements.

          For the information this item requires, please see Index to Consolidated Financial Statements on page 37 of this report.

          (2) Financial Statement Schedules.

          All financial statement schedules are omitted because they are not required or the required information is shown in our Consolidated Financial Statements or the notes thereto.

          (3) Exhibits.

Exhibit Number		Description

2.1 *	—

Asset Purchase Agreement dated as of December 5, 2005 by and among U.S. Concrete, Inc., Beall Concrete Enterprises, Ltd., Go-Crete, South Loop Development Corporation and John D. Yowell, Jr. (Form 10-K for year ended December 31, 2005 (File No. 000-26025), Exhibit 2.1).

2.2 *	—

Stock Purchase Agreement dated as of June 27, 2006 by and among U.S. Concrete, Alliance Haulers, inc., Alberta  Investments, Inc., Atlas Concrete Inc. and Wild Rose Holdings Ltd. (Form 8-K dated June 28, 2006 (File No. 000- 26025), Exhibit 2.1).

3.1 *	—	Amended and Restated Certificate of Incorporation of U.S. Concrete dated May 9, 2006 (Form 8-K dated May 9, 2006 (File No. 000-26025), Exhibit 3.1).

3.2 *	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

4.1 *	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.2 *	—	Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.3 *	—

Rights Agreement by and between U.S. Concrete and American Stock Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).

4.4 *	—

Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors  party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the  Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000- 26025), Exhibit 4.3).

4.5 *	—

Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000- 26025), Exhibit 4.4).

4.6*	—

Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.7 *	—	Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.7).

4.8 *	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

4.9 *	—

First Supplemental Indenture among U.S. Concrete, the Existing Guarantors party thereto, the Additional Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of July 5, 2006, for the 8 3/8% Senior Subordinated Notes due 2014 (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.1).

4.10 *	—

Amendment No. 1 to Credit Agreement, dated as of June 29, 2006, among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc. as administrative agent (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.2).

4.11 *	—

Amended and Restated Credit Agreement among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc. as administrative agent (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.3).

4.12*	—

Amendment No. 1 to Amended and Restated Credit Agreement among U.S. Concrete, the Lenders and Issuers named therein, and Citicorp North America, Inc. as administrative agent dated March 1, 2007 (Form 8-K dated March 7, 2007 (File No. 000-26025), Exhibit 4.1).

4.13 *	—

Registration Rights Agreement dated as of July 5, 2006 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. as representative of the Initial Purchasers referred to therein (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 10.3).

10.1 *	—	Promissory Note dated July 3, 2006 by Atlas Investments, Inc. to U.S. Concrete (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 10.1).

10.2 *	—

Pledge and Security Agreement, dated as of July 3, 2006, by and among Atlas Concrete, Inc., Wild Rose Holdings Ltd. and Alberta Investments, Inc. in favor of U.S. Concrete (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 10.2).

10.3 *†	—	1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.4 *†	—	Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

Exhibit Number		Description

10.5 *†	—	Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.6 *†	—	Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. effective May 17, 2005 (Proxy Statement relating to 2005 annual meeting of stockholders, Appendix B).

10.7 *†	—	Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006 (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.5).

10.8 †	—	Amendment No. 5 to 1999 Incentive Plan of U.S. Concrete, Inc. dated March 7; effective January 1, 1999.

10.9 *	—	U.S. Concrete 2000 Employee Stock Purchase Plan effective May 16, 2000 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix A).

10.10 *	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective December 16, 2005 (Form 8-K dated December 16, 2005 (File No. 000-26025), Exhibit 10.1).

10.11 *	—	2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.12 *	—	Amendment No. 1 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

10.13*†	—	Employment Agreement between U.S. Concrete, Inc. and William T. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.1).

10.14 *†	—	Employment Agreement between U.S. Concrete, Inc. and Thomas J. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.2).

10.15*†	—	Employment Agreement between U.S. Concrete, Inc. and Michael W. Harlan (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.3).

10.16 *†	—	Employment Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.4).

10.17 *†	—	First Amendment to Exhibit 10.13 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.5).

10.18*†	—	Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.6).

10.19 *†	—	Consulting Agreement dated February 23, 2007 by and between U.S. Concrete and Eugene P. Martineau (Form 8-K dated February 23, 2007 (File No. 000-26025), Exhibit 10.1).

10.20 *†	—	Amendment No. 1, dated June 1, 2005, to Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 8-K dated June 1, 2005 (File No. 000-26025), Exhibit 10.1).

10.21 *†	—	Employment Agreement between U.S. Concrete, Inc. and Donald C. Wayne (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.7).

10.22 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.1).

10.23 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Gary J. Konnie (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.2).

10.24* †	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Wallace H. Johnson (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.3).

10.25*†	—	Employment Term Sheet between U.S. Concrete, Inc. and Sean M. Gore, dated February 4, 2005, as modified on February 13, 2006 (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.21).

10.26*†	—	Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.22).

10.27 *	—	Flexible Underwritten Equity Facility (FUEL®) Agreement dated as of January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

10.28 *†	—	Amended and restated engagement letter agreement dated as of January 18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

10.29 *†	—	Employment Agreement between U.S. Concrete, Inc. and Cesar Monroy (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.19).

Exhibit Number		Description

10.30 *†	—	Summary of annual fees paid by U.S. Concrete, Inc. to its nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.20).

10.31 *†	—	Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.21).

10.32*†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.22)

10.33 *†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.23).

10.34 *†	—	U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan, effective April 8, 2005 (Form 8-K dated April 8, 2005 (File No. 000-26025), Exhibit 10.1).

10.35*†	—	Consulting Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 8-K dated March 1, 2007 (File No. 000-26025), Exhibit 10.1).

12	—	Statement regarding computation of ratios.

14 *	—	U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

21	—	Subsidiaries.

23	—	Consent of independent registered public accounting firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1	—	Section 1350 Certification of Eugene P. Martineau.

32.2	—	Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 13, 2007	By:	/s/ Eugene P. Martineau

Eugene P. Martineau
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2007.

Signature	Title

/s/ Eugene P. Martineau	President and Chief Executive Officer and Director (Principal Executive Officer)

Eugene P. Martineau

/s/ Robert D. Hardy	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Robert D. Hardy

/s/ Vincent D. Foster	Director

Vincent D. Foster

/s/ T. William Porter	Director

T. William Porter

/s/ Mary P. Ricciardello	Director

Mary P. Ricciardello

/s/ Murray S. Simpson	Director

Murray S. Simpson

/s/ Robert S. Walker	Director

Robert S. Walker

/s/ John M. Piecuch	Director

John M. Piecuch

/s/ Michael W.Harlan	Executive Vice President, Chief Operating Officer and Director

Michael W.Harlan

INDEX TO EXHIBITS

Exhibit Number		Description

2.1 *	—

Asset Purchase Agreement dated as of December 5, 2005 by and among U.S. Concrete, Inc., Beall Concrete Enterprises, Ltd., Go-Crete, South Loop Development Corporation and John D. Yowell, Jr. (Form 10-K for year ended December 31, 2005 (File No. 000-26025), Exhibit 2.1).

2.2 *	—

Stock Purchase Agreement dated as of June 27, 2006 by and among U.S. Concrete, Alliance Haulers, inc., Alberta  Investments, Inc., Atlas Concrete Inc. and Wild Rose Holdings Ltd. (Form 8-K dated June 28, 2006 (File No. 000- 26025), Exhibit 2.1).

3.1 *	—	Amended and Restated Certificate of Incorporation of U.S. Concrete dated May 9, 2006 (Form 8-K dated May 9, 2006 (File No. 000-26025), Exhibit 3.1).

3.2 *	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

4.1 *	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.2 *	—	Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.3 *	—

Rights Agreement by and between U.S. Concrete and American Stock Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).

4.4 *	—

Purchase Agreement dated as of March 26, 2004 by and among U.S. Concrete, the Guarantors  party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the  Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000- 26025), Exhibit 4.3).

4.5 *	—

Registration Rights Agreement dated as of March 31, 2004 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. and Banc of America Securities LLC as representatives of the Initial Purchasers referred to therein (Form 10-Q for the quarter ended March 31, 2004 (File No. 000- 26025), Exhibit 4.4).

4.6 *	—

Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8 3/8% Senior Subordinated Notes due 2014 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.7 *	—	Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.7).

4.8 *	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

4.9 *	—

First Supplemental Indenture among U.S. Concrete, the Existing Guarantors party thereto, the Additional Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of July 5, 2006, for the 8 3/8% Senior Subordinated Notes due 2014 (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.1).

4.10 *	—

Amendment No. 1 to Credit Agreement, dated as of June 29, 2006, among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc. as administrative agent (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.2).

4.11 *	—

Amended and Restated Credit Agreement among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc. as administrative agent (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.3).

4.12 *	—

Amendment No. 1 to Amended and Restated Credit Agreement among U.S. Concrete, the Lenders and Issuers named therein, and Citicorp North America, Inc. as administrative agent dated March 1, 2007 (Form 8-K dated March 7, 2007 (File No. 000-26025), Exhibit 4.1).

4.13 *	—

Registration Rights Agreement dated as of July 5, 2006 by and among U.S. Concrete, the Guarantors party thereto, Citigroup Global Markets Inc. as representative of the Initial Purchasers referred to therein (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 10.3).

10.1 *	—	Promissory Note dated July 3, 2006 by Atlas Investments, Inc. to U.S. Concrete (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 10.1).

10.2 *	—

Pledge and Security Agreement, dated as of July 3, 2006, by and among Atlas Concrete, Inc., Wild Rose Holdings Ltd. and Alberta Investments, Inc. in favor of U.S. Concrete (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 10.2).

10.3 *†	—	1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.4 *†	—	Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

Exhibit Number		Description

10.5 *†	—	Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.6 *†	—	Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. effective May 17, 2005 (Proxy Statement relating to 2005 annual meeting of stockholders, Appendix B).

10.7 *†	—	Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006 (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.5).

10.8†	—	Amendment No. 5 to 1999 Incentive Plan of U.S. Concrete, Inc. dated March 7, 2007; effective January 1, 1999.

10.9 *	—	U.S. Concrete 2000 Employee Stock Purchase Plan effective May 16, 2000 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix A).

10.10 *	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective December 16, 2005 (Form 8-K dated December 16, 2005 (File No. 000-26025), Exhibit 10.1).

10.11 *	—	2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.12 *	—	Amendment No. 1 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

10.13 *†	—	Employment Agreement between U.S. Concrete, Inc. and William T. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.1).

10.14 *†	—	Employment Agreement between U.S. Concrete, Inc. and Thomas J. Albanese (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.2).

10.15*†	—	Employment Agreement between U.S. Concrete, Inc. and Michael W. Harlan (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.3).

10.16*†	—	Employment Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.4).

10.17 *†	—	First Amendment to Exhibit 10.13 (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.5).

10.18*†	—	Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.6).

10.19 *†	—	Consulting Agreement dated February 23, 2007 by and between U.S. Concrete and Eugene P. Martineau (Form 8-K dated February 23, 2007 (File No. 000-26025), Exhibit 10.1).

10.20 *†	—	Amendment No. 1, dated June 1, 2005, to Employment Agreement between U.S. Concrete, Inc. and Michael D. Mitschele (Form 8-K dated June 1, 2005 (File No. 000-26025), Exhibit 10.1).

10.21*†	—	Employment Agreement between U.S. Concrete, Inc. and Donald C. Wayne (Form 10-Q for the quarter ended June 30, 2003 (File No. 000-26025), Exhibit 10.7).

10.22 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.1).

10.23 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Gary J. Konnie (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.2).

10.24 *†	—	Letter Agreement for Employment, dated November 11, 2004, by and between U.S. Concrete, Inc. and Wallace H. Johnson (Form 8-K dated November 11, 2004 (File No. 000-26025), Exhibit 10.3).

10.25 *†	—	Employment Term Sheet between U.S. Concrete, Inc. and Sean M. Gore, dated February 4, 2005, as modified on February 13, 2006 (Form 10-K dated March 16, 2007 (File No. 000-26025), Exhibit 10.21).

10.26 *†	—	Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.22).

10.27 *	—	Flexible Underwritten Equity Facility (FUEL®) Agreement dated as of January 7, 2002 between Ramius Securities, LLC and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.2).

10.28*†	—	Amended and restated engagement letter agreement dated as of January 18, 2002 between Credit Lyonnais Securities (USA) Inc. and U.S. Concrete (Form S-3 (Reg. No. 333-42860), Exhibit 1.3).

10.29 *†	—	Employment Agreement between U.S. Concrete, Inc. and Cesar Monroy (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.19).

Exhibit Number		Description

10.30 *†	—	Summary of annual fees paid by U.S. Concrete, Inc. to its nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.20).

10.31 *†	—	Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.21).

10.32 *†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.22)

10.33 *†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.23).

10.34 *†	—	U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan, effective April 8, 2005 (Form 8-K dated April 8, 2005 (File No. 000-26025), Exhibit 10.1).

10.35*†	—	Consulting Agreement between U.S. Concrete, Inc. and Eugene P. Martineau (Form 8-K dated March 1, 2007 (File No. 000-26025), Exhibit 10.1).

12	—	Statement regarding computation of ratios.

14 *	—	U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

21	—	Subsidiaries.

23	—	Consent of independent registered public accounting firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1	—	Section 1350 Certification of Eugene P. Martineau.

32.2	—	Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.