Form 10-Q
period 2007-03-31
US CONCRETE INC
filed 2007-05-10
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on May 8, 2007, U.S. Concrete, Inc. had 39,076,299 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 289,575).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$9,501	$8,804
Trade accounts receivable, net	99,867	109,161
Inventories	33,046	33,777
Prepaid expenses	6,163	2,984
Other current assets	20,241	16,396
Total current assets	168,818	171,122

Property, plant and equipment, net	268,817	281,021
Goodwill	259,653	251,499
Other assets, net	12,848	13,004
Total assets	$710,136	$716,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,596	$3,764
Accounts payable	35,736	49,785
Accrued liabilities	55,928	52,886
Total current liabilities	95,260	106,435

Long-term debt, net of current maturities	308,927	299,528
Other long-term liabilities and deferred credits	10,950	7,594
Deferred income taxes	29,973	33,512
Total liabilities	445,110	447,069

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock	—	—
Common stock	39	39
Additional paid-in capital	263,917	262,856
Retained earnings	3,154	8,541
Treasury stock, at cost	(2,084)	(1,859)
Total stockholders’ equity	265,026	269,577
Total liabilities and stockholders’ equity	$710,136	$716,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006

Sales	$169,389	$139,594
Cost of goods sold before depreciation, depletion and amortization	147,620	120,796
Selling, general and administrative expenses	17,740	15,434
Depreciation, depletion and amortization	7,218	4,176
Loss from operations	(3,189)	(812)
Interest income	24	696
Interest expense	6,891	4,632
Other income, net	483	387
Loss before income taxes	(9,573)	(4,361)
Income tax benefit	(3,844)	(1,660)
Net loss	$(5,729)	$(2,701)

Basic and diluted net loss per share	$(0.15)	$(0.08)

Basic and diluted common shares outstanding	38,030	33,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
BALANCE, December 31, 2006	38,795	$39	$262,856	$8,541	$(1,859)	$269,577
Change in accounting principle for FIN No. 48	—	—	—	342	—	342
Stock options exercised	60	—	425	—	—	425
Stock-based compensation	289	—	636	—	—	636
Purchase of treasury shares	(20)	—	—	—	(225)	(225)
Cancellation of shares	(9)	—	—	—	—	—
Net loss	—	—	—	(5,729)	—	(5,729)
BALANCE, March 31, 2007	39,115	$39	$263,917	$3,154	$(2,084)	$265,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,729)	$(2,701)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation, depletion and amortization	7,218	4,176
Debt issuance cost amortization	380	326
Net (gain) loss on sale of property, plant and equipment	4	(460)
Deferred income taxes	(3,898)	642
Provision for doubtful accounts	306	184
Stock-based compensation	636	606
Excess tax benefits from stock-based compensation	(54)	(1,105)
Changes in operating assets and liabilities:
Trade accounts receivable	9,006	9,051
Inventories	731	(783)
Prepaid expenses and other current assets	(1,865)	(833)
Other assets	(39)	(350)
Accounts payable and accrued liabilities	(7,668)	(8,108)
Net cash provided by (used in) operating activities	(972)	645

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $250 and $1,056	(7,374)	(4,342)
Other investing activities	(174)	425
Net cash used in investing activities	(7,548)	(3,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	10,100	—
Repayment of capital leases and notes payable	(929)	(731)
Proceeds from issuance of common stock	—	84,812
Proceeds from issuance of common stock under compensation plans	371	3,630
Debt issuance costs	(154)	—
Excess tax benefits from stock-based compensation	54	1,105
Purchase of treasury stock	(225)	(20)
Net cash provided by financing activities	9,217	88,796
NET INCREASE IN CASH AND CASH EQUIVALENTS	697	85,524
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,804	23,654
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,501	$109,178

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although our management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited Condensed Consolidated Financial Statements have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of our results expected for the year ending December 31, 2007.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

For a description of our accounting policies, see Note 1 of the consolidated financial statements in the 2006 Form 10-K, as well as Notes 7, 11 and 13 herein.

3.    BUSINESS COMBINATIONS

In November 2006, we acquired a small ready-mixed concrete and sand and gravel quarry operation in Breckenridge, Texas. The purchase price was $3.0 million in cash and the assumption of approximately $0.4 million in debt.

In October 2006, we acquired certain aggregates assets located in New Jersey from Pinnacle Materials, Inc. for $12.5 million in cash. The assets consist of a granite quarry and a natural sand pit.

In July 2006, we acquired all of the equity interests of Alberta Investments, Inc. and Alliance Haulers, Inc. for $165.0 million, subject to post-closing adjustments. We funded the payment of the purchase price with net proceeds from the private placement of $85.0 million in senior subordinated notes due 2014, issued in July 2006, a borrowing under the revolving credit facility provided by our Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”) and cash on hand. We also effectively assumed, in connection with this acquisition, equipment financing loans of approximately $10.6 million. Alberta Investments conducts the substantial majority of its operations through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P. Redi-Mix operates 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex. Ingram Enterprises operates 17 ready-mixed concrete plants and three sand and gravel plants in West Texas. Redi-Mix and Ingram operate a combined fleet of approximately 310 mixer trucks and produced approximately 2.4 million cubic yards of ready-mixed concrete and 1.1 million tons of aggregates in 2005. Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks owned by Redi-Mix and third-party haulers. The accompanying balance sheet at March 31, 2007 includes our preliminary allocations of the purchase price for this acquisition. The preliminary purchase price allocation is subject to certain contractual provisions which require third-party review. We expect to complete this review in the second quarter of this year.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2007	2006

Raw materials	$15,276	$16,490
Precast products	7,802	7,959
Building materials for resale	5,873	5,236
Repair parts	4,095	4,092
	$33,046	$33,777

5. GOODWILL

The change in the carrying amount of goodwill from December 31, 2006 to March 31, 2007 was as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Western Precast Concrete	Total
Balance at December 31, 2006	$216,598	$34,901	$251,499
Acquisitions	—	—	—
Adjustments	8,154	—	8,154
Balance at March 31, 2007	$224,752	$34,901	$259,653

The adjustment made in the three months ended March 31, 2007 related to adjustments of our preliminary purchase price allocations in connection with acquisitions completed in the second and third quarters of 2006.

6. DEBT

A summary of debt is as follows (in thousands):
	March 31,	December 31,
	2007	2006
Senior secured credit facility due 2011	$19,200	$9,100
8⅜% senior subordinated notes due 2014	283,664	283,616
Notes payable	8,238	9,043
Capital leases	1,421	1,533
	312,523	303,292
Less: current maturities	3,596	3,764
	$308,927	$299,528

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.

The Credit Agreement, as amended to date, provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011.  At March 31, 2007, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate plus 0.25%. The outstanding borrowings under the facility as of March 31, 2007 were bearing interest at the rate of 7.4% per annum, based on our election to borrow at the LIBOR rate plus the applicable margin. The interest rate margins vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At March 31, 2007, there was $19.2 million of revolving credit borrowings outstanding under the Credit Agreement and the amount of the available credit was approximately $85.5 million, net of outstanding letters of credit of $14.3 million.

On March 31, 2004, we issued $200 million of 8⅜% senior subordinated notes due April 1, 2014. Interest on these notes is payable semi-annually on April 1 and October 1 of each year. We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility. In July 2006, we issued $85 million of additional 8⅜% senior subordinated notes due April 1, 2014 to fund a portion of the purchase price for the acquisition of Alberta Investments and Alliance Haulers.

All of our subsidiaries, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% senior subordinated notes. We directly or indirectly own 100% of each subsidiary guarantor. Separate financial statements of the subsidiary guarantors are not provided because we have no independent assets or operations, the guarantees are full and unconditional and joint and several, and the non-guarantor subsidiaries are minor. There are no significant restrictions on our ability or the ability of any guarantor to obtain funds from our subsidiaries by dividend or loan.

The indenture governing the notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. After March 31, 2009, we may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires us to offer to repurchase (1) an aggregate principal amount of the subordinated notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt, and (2) all the notes following the occurrence of a change of control. The Credit Agreement would prohibit these repurchases.

As a result of restrictions contained in the indenture relating to the 8⅜% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under our Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times its total interest expense.

For the three months ended March 31, our interest payments were approximately $0.5 million in 2007 and $0.2 million in 2006.

7. INCOME TAXES

In accordance with applicable generally accepted accounting principles, we estimate for each interim reporting period the effective tax rate we expect for the full fiscal year and use that estimated rate in providing our income taxes on a current year-to-date basis.

The effective income tax rates of approximately 40% and 38% for the first three months of 2007 and 2006, respectively, differed from the federal statutory rate of 35% due primarily to state income taxes.

For the three months ended March 31, our income tax payments were approximately $1.8 million in 2007 and $30,000 in 2006.

See Note 13 for a discussion of our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).

In accordance with FIN 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In 2004, we incurred a federal net operating loss from the costs related to early extinguishment of debt. We filed a $2.2 million tentative refund claim in our amended tax return for 2002, reporting the 2004 net operating loss carryback.  We received the $2.2 million tax refund in 2005. This refund claim is subject to review by the U.S. government, which is currently in process.

8. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):
	March 31,	December 31,
	2007	2006
Shares authorized	60,000	60,000
Shares outstanding at end of period	39,115	38,795
Shares held in treasury	251	231

We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of March 31, 2007 and December 31, 2006.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, we withheld approximately 20,000 shares during the three months ended March 31, 2007, at a total value of $0.2 million, and we accounted for those shares as treasury stock.

Public Offering of Common Stock

In February 2006, we received $90.6 million in gross proceeds from an underwritten public offering of 8,050,000 shares of our common stock. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $84.8 million.

9. SHARES USED IN COMPUTING NET LOSS PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted-average basis in calculating basic and diluted net loss per share:
	Three Months Ended March 31,
	2007	2006
Basic weighted average common shares outstanding	38,030	33,669
Effect of dilutive stock options and awards	—	—
Diluted weighted average common shares outstanding	38,030	33,669

For the three-month period ended March 31, stock options and awards covering 1.9 million shares in 2007 and 3.1 million shares in 2006 were excluded from the computation of the net loss per share because their effect would have been antidilutive.

10. COMMITMENTS AND CONTINGENCIES

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2007.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverages in amounts and against the risks we believe are reasonable. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, our deductible retentions per occurrence for auto and general liability insurance programs are $1.0 million for 2007 and $0.5 million for 2006, and our deductible retentions per occurrence for our workers’ compensation insurance programs are $1.0 million for 2007 and 2006, although certain of our operations are self-insured for workers’ compensation. We fund these deductibles and record an expense for expected losses under the programs. The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense.

In March 2007, we settled a lawsuit with a third-party claims administrator responsible for handling workers’ compensation claims related to 2002 and 2003. The settlement relieves us of any future responsibility relating to certain workers’ compensation claims and requires the payment of $225,000 in cash to us by the third party administrator. As a result, we recorded additional income of approximately $1.4 million resulting from the reversal of accrued liabilities relating to workers’ compensation claims associated with 2002 and 2003 and the cash settlement amount. The additional income is reported in our financial statements primarily as an offset to cost of sales in the quarter.

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $14.1 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

11. SEGMENT INFORMATION

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

During the third quarter of 2006, we re-assessed our application of SFAS No. 131 and based on the expected variation in the long-term margins of our operating segments, determined that it would be appropriate to present our previously aggregated six geographic reporting units as two reportable segments primarily along product lines: ready-mixed concrete and concrete-related products and western precast concrete. We have revised our prior-period presentation to correspond with the revision.

Our ready-mixed concrete and concrete-related products segment produces and sells ready-mixed concrete, aggregates (crushed stone, sand and gravel), concrete masonry and building materials as well as a limited amount of precast concrete. This segment serves the following principal markets: north and west Texas, northern California, New Jersey, Delaware, Washington, D.C., Michigan, Tennessee and Mississippi. Our western precast concrete segment produces and sells precast concrete products in the western United States.

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

The following table sets forth certain financial information relating to our operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2007	2006
Sales:
Ready-mixed concrete and concrete-related products	$154,869	$124,492
Western precast concrete	17,815	15,709
Inter-segment sales	(3,295)	(607)
Total sales	$169,389	$139,594

Operating income:
Ready-mixed concrete and concrete-related products	$(1,371)	$1,989
Western precast concrete	1,359	1,694
Unallocated overhead and other income	1,832	975
Corporate:
Selling, general and administrative expense	(4,530)	(5,088)
Interest income	24	696
Interest expense	(6,891)	(4,632)
Other income, net	4	5
Loss before income taxes	$(9,573)	$(4,361)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$6,719	$3,840
Western precast concrete	404	220
Corporate	95	116
Total depreciation, depletion and amortization	$7,218	$4,176

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended March 31,
	2007	2006
Capital Expenditures:
Ready-mixed concrete and concrete-related products	$6,876	$4,656
Western precast concrete	748	742
Total capital expenditures	$7,624	$5,398

Sales by Product:
Ready-mixed concrete	$136,996	$114,286
Precast concrete	18,542	16,210
Building materials	4,882	5,002
Aggregates	4,807	2,382
Other	4,162	1,714
Total sales	$169,389	$139,594

Identifiable Assets:	March 31, 2007	December 31, 2006
Ready-mixed concrete and concrete-related products	$587,978	$598,328
Western precast concrete	71,876	70,654
Corporate	50,282	47,664
Total assets	$710,136	$716,646

12. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement permits, but does not require, entities to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157, “Fair Value Measurements,” is also adopted. We are currently evaluating the impact adoption of SFAS No. 159 may have on our consolidated financial statements.

13. ACCOUNTING CHANGES

We adopted FIN 48 on January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of our adoption of FIN 48, we recognized an adjustment of approximately $0.3 million to the beginning balance of retained earnings on the balance sheet. At January 1, 2007, we had approximately $7.3 million of unrecognized tax benefits, of which approximately $2.2 million would reduce our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, we also had approximately $0.8 million accrued for interest and penalties.

U.S. Concrete and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We are open to examination in U.S. federal jusrisdiction, and generally in state jurisdictions, for tax years subsequent to 2001. During 2006, the U.S. government began an administrative review of the our tax years ranging from 2002 through 2004. In addition, one of our subsidiaries is currently under audit by New Jersey for its tax years ranging from 2002 through 2005. We do not anticipate that the balance of unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 30, 2008.

During the quarter ended March 31, 2007, there have been no significant changes to these amounts.

See Note 11 for changes in our accounting for Segments.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

14. SUBSEQUENT EVENT

In April 2006, we formed a joint venture with the Edw. C. Levy Co. which will operate in Michigan. Under the contribution agreement, we contributed substantially all of our ready-mixed concrete and concrete-related products assets in Michigan to the joint venture in exchange for a 60% ownership interest, while the Edw. C. Levy Co. contributed all of its Michigan ready-mixed concrete and related concrete products assets for a 40% ownership interest. The joint venture, which operates primarily under our trade name Superior Materials, currently owns and operates 28 ready-mixed concrete plants, a 24,000-ton cement terminal and approximately 300 ready-mixed concrete trucks. In addition, the joint venture will not be a guarantor of our 8⅜% senior subordinated notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Risk Factors” in Item 1A of Part I in the 2006 Form 10-K, and “—Risks and Uncertainties” below. For a discussion of our other commitments, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in the 2006 Form 10-K. We assume no obligation to update these forward-looking statements.

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

Western Precast Concrete. Our western precast concrete segment engages principally in the production, distribution and sale of precast concrete products from its eight plants located in northern California, southern California and Arizona. Of these facilities, we have two sites in Phoenix, two sites in San Diego and four sites in northern California. From these facilities, we produce precast concrete structures such as utility vaults, manholes and other wastewater management products, specialty engineered structures, curb-inlets, catch basins, retaining and other wall systems and other precast concrete products.

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

Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions. In addition, our business is impacted by seasonal variations in weather conditions which vary by regional markets. Accordingly, demand for our products and services during the winter months is typically lower than other months of the year because of inclement weather. Also, sustained periods of inclement weather and other weather conditions could postpone or delay projects in our markets during other times of the year.

Through the three months ended March 31, 2007, we continued to experience improved pricing trends in most of our markets, while margins improved in our northern California, Atlantic and Michigan markets as compared to 2006. Sustaining or improving our margins in the future will depend on market conditions, including potential continuation of the softening of the residential sector, and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

For the first three months of 2007, demand for our ready-mixed concrete and concrete-related products in our South Central markets and most of our markets in northern California has remained steady. Despite strong competition in the Dallas/Fort Worth Metroplex market area, our 2007 price increases are holding and we have seen solid improvement in our pricing in the first quarter of 2007 as compared to the fourth quarter of 2006. Our California markets remain strong with the exception of the continued slowdown in the residential market in Sacramento, California.

During the first quarter of 2007, our Atlantic region was adversely impacted by more severe weather patterns than those experienced in 2006. This region is also seeing the effects of a slowdown in the residential construction sector. Our Michigan operations have continued to face downward pressure from the general economic decline in the area brought about in part by the decline in the residential housing sector and the economic uncertainty resulting from factors impacting the automotive industry, which makes up a significant component of the economic base in that market.

Demand for our products in our western precast concrete segment has been strong, with revenues improving 13% in the first quarter of 2007 as compared to the first quarter of 2006. This improvement is reflective of the two acquisitions completed in 2006 and improved pricing for our products.

Cement and Other Raw Materials

Our cost of goods sold consists principally of the costs we incur in obtaining cement, aggregates and admixtures we combine to produce ready-mixed concrete for delivery to customers or use in our precast concrete operations. We obtain most of these materials from third parties and generally only have a few days’ supply at each of our plants. These costs vary with our levels of production. Our cost of goods sold also includes labor costs, primarily for delivery and plant personnel, insurance costs and the operating, maintenance and rental expenses and fuel costs we incur in operating our plants, mixer trucks and other vehicles.

In the first quarter of 2007, cement and aggregates prices continued to rise as a result of strong domestic consumption. While we expect residential construction to continue at lower levels going forward, we anticipate that commercial construction and other building segments will comprise a larger component of domestic demand. As a result, we do not expect any significant cement shortages in our markets and believe the pace of cement price increases will moderate as a result of improved availability of cement in our markets. The price and supply of aggregates are generally driven by local market supply and demand characteristics. Today, in most of our markets, we believe there is an adequate supply of aggregates.

Acquisitions

Since our inception in 1999, our growth strategy has contemplated acquisitions. The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved, can affect our operations and results.

During 2006, we completed six acquisitions. Four of these acquisitions were in our ready-mixed concrete and concrete-related products segment and two were in our western precast segment. Each of these acquisitions is discussed briefly below.

Ready-Mixed Concrete and Concrete-Related Products Segment

Breckenridge Ready-Mix Acquisition. In November 2006, we acquired the operating assets of Breckenridge Ready-Mix, Inc. for $3.0 million in cash and effectively assumed approximately $0.4 million in interest-bearing debt. The assets include two ready-mix plants and a sand and gravel quarry operation in Breckenridge, Texas.

Pinnacle Materials Acquisition. In October 2006, we acquired certain aggregates assets located in New Jersey from Pinnacle Materials, Inc. for $12.5 million in cash. The assets consist of a granite quarry and a natural sand pit.

Alberta Investments/Alliance Haulers Acquisition. In July 2006, we acquired all of the outstanding equity interests in Alberta Investments and Alliance Haulers for $165 million, subject to specified adjustments. Alberta Investments conducts the substantial majority of its business through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P. Redi-Mix operates 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex. Ingram Enterprises operates 17 ready-mixed concrete plants and three sand and gravel plants in west Texas. Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks in the markets covered by Redi-Mix and Ingram.

Kurtz Acquisition. In April 2006, we acquired Kurtz Gravel Company, which produces ready-mixed concrete from six plants and mines aggregates from a quarry, all located in or near our existing metropolitan Detroit market area, for approximately $13.0 million in cash. We also assumed certain capital lease liabilities with a net present value of $1.5 million.

Western Precast Concrete Segment

Olson Precast Acquisition. In June 2006, we acquired the operating assets, including real property, of Olson Precast Company used in the production of precast concrete products in northern California for approximately $4.8 million in cash.

Pre-Cast Mfg. Acquisition. In April 2006, we acquired the operating assets of Pre-Cast Mfg., Inc. in our existing Phoenix market area for approximately $5.0 million in cash. Pre-Cast Mfg. produces pre-cast concrete products.

Risks and Uncertainties

Numerous factors could affect our future operating results, including the factors discussed under the heading “Risk Factors” in Item 1A of Part I of the 2006 Form 10-K and:

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

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2006 Form 10-K. Our critical accounting policies involve the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes and the valuation and useful lives of property, plant and equipment. During the three months ended March 31, 2007, we made no changes in the application of our critical accounting policies presented in the 2006 Form 10-K. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2006 Form 10-K for a discussion of these accounting policies. See Notes 12 and 13 to the condensed consolidated financial statements in Part I of this report for a discussion of recent accounting pronouncements and accounting changes.

Results of Operations

The following table sets forth selected historical statements of operations information (in thousands, except for selling prices) and that information as a percentage of sales for the periods indicated.
	Three Months Ended March 31,
	2007		2006
	(unaudited)
Sales:
Ready-mixed concrete and concrete-related products	$154,869	91.4%	$124,492	89.2%
Western precast concrete	17,815	10.5	15,709	11.3
Inter-segment sales	(3,295)	(1.9)	(607)	(0.5)
Total sales	$169,389	100.0%	$139,594	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$134,072	79.2%	$109,066	78.1%
Western precast concrete	13,548	8.0	11,730	8.4
Selling, general and administrative expenses	17,740	10.5	15,434	11.1
Depreciation, depletion and amortization	7,218	4.2	4,176	3.0
Loss from operations	(3,189)	(1.9)	(812)	(0.6)
Interest income	24	0.0	696	0.5
Interest expense	6,891	4.1	4,632	3.3
Other income, net	483	0.3	387	0.3
Loss before income taxes	(9,573)	(5.7)	(4,361)	(3.1)
Income tax benefit	(3,844)	(2.3)	(1,660)	(1.2)
Net loss	$(5,729)	(3.4)%	$(2,701)	(1.9)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$90.50		$89.83
Sales volume in cubic yards	1,514		1,272

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	$634.65		$640.02
Ready-mixed concrete used in production in cubic yards	28		25

Sales.

Ready-mixed concrete and concrete-related products. Sales of ready-mix concrete and concrete-related products increased $30.4 million, or 24.4%, for the three months ended March 31, 2007, as compared to the corresponding period in 2006. This increase was primarily attributable to an 18.9% increase in ready-mixed concrete sales volume and a 0.8% increase in the average sales price of ready-mixed concrete in the quarter ended March 31, 2007, as compared to the corresponding period in 2006. The increase in ready-mixed concrete sales volume was primarily attributable to the Alberta Investments/Alliance Haulers acquisition and the Kurtz acquisition, both of which we completed after the end of the first quarter of 2006. The slight increase in the average sales price of ready-mixed concrete reflects higher ready-mixed concrete selling prices in all of our markets, mostly offset by the shift in the geographic mix of our volumes, primarily related to the 2006 acquisitions in the Dallas/Fort Worth market.

Western precast concrete. Sales in our western precast concrete segment increased $2.1 million, or 13.4%, for the three months ended March 31, 2007, as compared to the corresponding period in 2006. This increase was primarily attributable to the two acquisitions we completed in this segment during the second quarter of 2006.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment increased $25.0 million, or 22.9%, for the three months ended March 31, 2007, as compared to the corresponding period in 2006. This increase was primarily attributable to an 18.9% increase in ready-mixed concrete sales volumes and higher materials costs (primarily cement and aggregates) in the first quarter of 2007 as compared to the first quarter of 2006.

Western precast concrete. Cost of goods sold before depreciation, depletion and amortization for our western precast segment increased $1.8 million, or 15.5%, for the three months ended March 31, 2007, as compared to the corresponding period in 2006. Cost of goods sold before depreciation, depletion and amortization as a percentage of sales for the three months ended March 31, 2007, increased as compared to the corresponding period in 2006, primarily as a result of increased sales volumes of precast products resulting from the two acquisitions we made in the second quarter of 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.3 million, or 14.9%, for the three months ended March 31, 2007, as compared to the corresponding period in 2006. The increase was primarily attributable to higher selling costs and higher administrative compensation expenses, including additional personnel costs related to acquired businesses.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $3.0 million, or 72.8%, for the three months ended March 31, 2007 as compared to the corresponding period in 2006. The increase was primarily attributable to additional depreciation, depletion and amortization expense related to assets acquired in connection with our recent business acquisitions.

Interest expense. Interest expense increased $2.3 million for the three months ended March 31, 2007, as compared to the corresponding period in 2006. The increase was primarily attributable to the additional borrowings and assumption of certain indebtedness related to our acquisitions in 2006.

Income tax benefit. We recorded an income tax benefit of $3.8 million for the three months ended March 31, 2007, as compared to $1.7 million for the corresponding period in 2006. The increase in the income tax benefit resulted from an increased net loss, as compared to the corresponding period in 2006. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our estimated annualized effective tax rate was 40% and 38% for the three months ended March 31, 2007 and 2006, respectively. The effective income tax rate for the 2007 and 2006 period is higher than the federal statutory rate, due primarily to state income taxes.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal increases in working capital requirements, purchasing properties and equipment and paying cash interest expense under our 8⅜% senior subordinated notes due in April 2014 and cash interest expense on borrowings under our senior secured revolving credit facility due in March 2011. In addition to cash and cash equivalents of $9.5 million at March 31, 2007 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $150 million. The Credit Agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of available credit from time to time. At March 31, 2007, $19.2 million was outstanding under the revolving credit facility, and the amount of available credit was approximately $85.5 million, net of outstanding letters of credit of $14.3 million. Our working capital needs are typically at their lowest level in the first quarter and sharply increase in the second and third quarters to fund the increases in working capital requirements during those periods and the cash interest payment on our senior subordinated notes on April 1 and October 1 of each year.

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

The principal factors that could adversely affect our ability to obtain cash from external sources include:

• covenants contained in the Credit Agreement and the indenture governing our 8⅜% senior subordinated notes;
• volatility in the markets for corporate debt; and
• fluctuations in the market price of our common stock or 8⅜% senior subordinated notes.

The following key financial measurements reflect our financial position and capital resources as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007	December 31, 2006

Cash and cash equivalents	$9,501	$8,804
Working capital	73,558	64,687
Total debt	312,523	303,292
Debt to debt and equity	54.1%	52.9%

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major banks.

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.

The Credit Agreement, as amended to date, provides us with a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011.  At March 31, 2007, new borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate plus 0.25%. The outstanding borrowings under the facility as of March 31, 2007 were bearing interest at the rate of 7.4% per annum, based on our election to borrow at the LIBOR rate plus the applicable margin. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

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

The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At March 31, 2007, there was $19.2 million outstanding under the credit facility and the amount of the available credit was approximately $85.5 million, net of outstanding letters of credit of $14.3 million.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% senior subordinated notes due April 1, 2014. Interest on these notes is payable semi-annually on April 1 and October 1 of each year. We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility. In July 2006, we issued $85 million of additional 8⅜% senior subordinated notes due April 1, 2014 to a fund a portion of the purchase price for the acquisition of Alberta Investments and Alliance Haulers.

All of our subsidiaries, excluding minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% senior subordinated notes.

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

As a result of restrictions contained in the indenture relating to the 8⅜% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under our senior secured credit facility, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense.

Cash Flow

Our net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash used in operating activities of $1.0 million in the three months ended March 31, 2007 decreased $1.6 million from the net cash provided by operating activities in the three months ended March 31, 2006. This decrease was principally a result of higher working capital requirements and cash income tax payments.

Our net cash used in investing activities of $7.5 million increased $3.6 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily because of increased purchases of property and equipment as a result of the acquisitions we completed in 2006.

Our net cash provided by financing activities of $9.2 million for the three months ended March 31, 2007 decreased $79.6 million from the net cash provided by financing activities for the three months ended March 31, 2006. This decrease was attributable to our February 2006 common stock issuance, partially offset by our increased borrowings under our revolving credit facility as of March 31, 2007.

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

Our net cash provided by (used in) operations and free cash flow is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Net cash provided by (used in) operations	$(972)	$645
Less: Purchases of property and equipment (net of disposals)	(7,374)	(4,342)
Free cash flow (as defined)	$(8,346)	$(3,697)

Future Capital Requirements

For the last nine months of 2007, our capital requirements are expected to be in the range of $32.0 million to $37.0 million of planned capital expenditures, most of which we expect to be related to the purchase of mixer drums, loaders, routine plant improvements, plant relocations and other rolling stock. In addition, in the normal course of business, we lease certain equipment used in our operations under operating leases.

We believe, on the basis of current expectations, that our cash on hand, internally generated cash flow and available borrowings under our revolving credit facility will be sufficient to provide the liquidity necessary to fund our operations and meet our capital and debt service requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements. From time to time, we may enter into noncancellable operating leases that would not be reflected on our balance sheet.

Commitments

The following are our contractual commitments associated with our indebtedness and lease obligations as of March 31, 2007 (in millions):
Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$311.1	$2.8	$4.7	$0.8	$302.8
Interest on debt (1)	179.8	24.2	48.1	47.8	59.7
Capital leases	1.4	0.8	0.5	0.1	—
Operating leases	43.3	8.7	18.2	8.1	8.3
Total	$535.6	$36.5	$71.5	$56.8	$370.8

(1) Interest payments due under our 8 ⅜% senior subordinated notes, notes payable and capital leases.

The following are our commercial commitment expirations as of March 31, 2007 (in millions):
Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$14.3	$14.3	$—	$—	$—
Purchase obligations	4.5	4.5	—	—	—
Performance bonds	14.1	14.1	—	—	—
Total	$32.9	$32.9	$—	$—	$—

 Other

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, in the past we have sought, and in the future we may seek, to: reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of our common stock; modify our dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage our liquidity and capital resources. In the normal course of our business, we may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the ready-mixed concrete or related businesses. In the event of any acquisition or joint venture transaction, we may consider using available cash, issuing equity securities or increasing our indebtedness to the extent permitted by the agreements governing our existing debt. See Note 6 to the condensed consolidated financial statements in Part I of this report.

Inflation

As a result of the relatively low levels of inflation in recent years, inflation did not significantly affect our results of operations in 2006 or in the first three months of 2007. However, cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates. The impact of these price increases has been partially mitigated by price increases in our products, which were generally higher than regional inflationary rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values. At March 31, 2007 and 2006, we were not a party to any derivative financial instruments.

The indebtedness evidenced by our 8⅜% senior subordinated notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes. The fair value of that debt will vary as interest rates change.

Borrowings under our revolving credit facility expose us to certain market risks. Interest on amounts drawn under the credit facility varies based on either the prime rate or one-, two-, three- or six-month LIBOR rates. Based on the $19.2 million outstanding balance as of March 31, 2007, a one-percent change in the applicable rate would not materially change the amount of interest expense for 2007.

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

In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units which vest in four equal annual installments beginning in May 2006. Each share price performance unit is equal in value to one share of our common stock. Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date. A change of one dollar in the price of our common stock would cause a pretax change in selling, general and administrative expense of approximately one dollar for each share price performance unit outstanding. At March 31, 2007, there were 118,000 share price performance units outstanding.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three months ended March 31, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see Note 10 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2007, we purchased 20,013 shares of restricted stock from employees who elected to have us make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having an aggregate value on the date of vesting equal to their tax obligations. The following table provides information regarding those repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - 31	—	N/A	None	N/A
February 1 - 28	—	N/A	None	N/A
March 1 - 31	20,013	8.74	None	N/A
Total	20,013	8.74	None	N/A

Item 6. Exhibits

Exhibit Number	Description
2.1*
—Stock Purchase Agreement dated June 27, 2006, among U.S. Concrete, Inc., Alliance Haulers, Inc., Alberta Investments, Inc., Atlas Concrete Inc. and Wild Rose Holding, Ltd. (Form 8-K filed on June 28, 2006 (File No. 000-26025), Exhibit 2.1).

3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
4.1
—Amendment No. 1 to Amended and Restated Credit Agreement, effective as of March 2, 2007, among U.S. Concrete, Inc., Citicorp North America, Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein.

4.2	—Credit Agreement, dated as of April 6, 2007, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank.
10.1*	—Consulting Agreement, dated as of February 23, 2007 by and between U.S. Concrete, Inc., and Eugene P. Martineau (Form 8-K filed on March 1, 2007 (File No. 000-26025), Exhibit 10.1).
10.2*
—Contribution Agreement, dated as of March 26, 2007, by and among, BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, Kurtz Gravel Company, Superior Materials, Inc. USC Michigan, Inc., Edw. C. Levy Co. and Superior Joint Venture LLC (Form 8-K filed on March 30, 2007 (File No. 000-26025), Exhibit 10.1).

10.3*
—Operating Agreement of Superior Materials, LLC dated effective as of April 1, 2007, by and between Kurtz Gravel Company, Superior Materials, Inc. and Edw. C. Levy Co., together with related Joinder Agreement dated effective April 2, 2007 by BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, USC Michigan, Inc. and Superior Material Holdings LLC (Form 8-K filed on April 5, 2007 (File No. 000-26025), Exhibit 10.1).

10.4*	—Guaranty dated as of April 1, 2007 by U.S. Concrete, Inc. in favor of Edw. C. Levy Co. and Superior Materials Holdings, LLC (Form 8-K filed on April 5, 2007 (File No. 000-26025), Exhibit 10.2).
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Eugene P. Martineau.
32.2	—Section 1350 Certification of Robert D. Hardy.

* Incorporated by reference to the filing indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: May 10, 2007	By:	/s/ Robert D. Hardy
Robert D. Hardy
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*
—Stock Purchase Agreement dated June 27, 2006, among U.S. Concrete, Inc., Alliance Haulers, Inc., Alberta Investments, Inc., Atlas Concrete Inc. and Wild Rose Holding, Ltd. (Form 8-K filed on June 28, 2006 (File No. 000-26025), Exhibit 2.1).

3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
4.1
—Amendment No. 1 to Amended and Restated Credit Agreement, effective as of March 2, 2007, among U.S. Concrete, Inc., Citicorp North America, Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein.

4.2	—Credit Agreement, dated as of April 6, 2007, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank.
10.1*	—Consulting Agreement, dated as of February 23, 2007 by and between U.S. Concrete, Inc., and Eugene P. Martineau (Form 8-K filed on March 1, 2007 (File No. 000-26025), Exhibit 10.1).
10.2*
—Contribution Agreement, dated as of March 26, 2007, by and among, BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, Kurtz Gravel Company, Superior Materials, Inc. USC Michigan, Inc., Edw. C. Levy Co. and Superior Joint Venture LLC (Form 8-K filed on March 30, 2007 (File No. 000-26025), Exhibit 10.1).

10.3*
—Operating Agreement of Superior Materials, LLC dated effective as of April 1, 2007, by and between Kurtz Gravel Company, Superior Materials, Inc. and Edw. C. Levy Co., together with related Joinder Agreement dated effective April 2, 2007 by BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, USC Michigan, Inc. and Superior Material Holdings LLC (Form 8-K filed on April 5, 2007 (File No. 000-26025), Exhibit 10.1).

10.4*	—Guaranty dated as of April 1, 2007 by U.S. Concrete, Inc. in favor of Edw. C. Levy Co. and Superior Materials Holdings, LLC (Form 8-K filed on April 5, 2007 (File No. 000-26025), Exhibit 10.2).
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Eugene P. Martineau.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Eugene P. Martineau.
32.2	—Section 1350 Certification of Robert D. Hardy.

*Incorporated by reference to the filing indicated.