Form 10-Q
period 2007-06-30
US CONCRETE INC
filed 2007-08-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of the close of business on August 3, 2007, U.S. Concrete, Inc. had 39,225,796 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 307,839).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,983	$8,804
Trade accounts receivable, net	134,770	109,161
Inventories, net	36,135	33,777
Prepaid expenses	5,178	2,984
Other current assets	18,283	16,396
Total current assets	202,349	171,122

Property, plant and equipment, net	281,882	281,021
Goodwill	264,078	251,499
Other assets, net	12,190	13,004
Total assets	$760,499	$716,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,538	$3,764
Accounts payable	63,323	49,785
Accrued liabilities	40,876	52,886
Total current liabilities	107,737	106,435

Long-term debt, net of current maturities	318,185	299,528
Other long-term liabilities and deferred credits	11,039	7,594
Deferred income taxes	34,446	33,512
Total liabilities	471,407	447,069

Commitments and contingencies (Note 11)

Minority interest in consolidated subsidiary (Note 3)	15,852	-

Stockholders’ equity:
Preferred stock	-	-
Common stock	39	39
Additional paid-in capital	265,797	262,856
Retained earnings	9,978	8,541
Treasury stock, at cost	(2,574)	(1,859)
Total stockholders’ equity	273,240	269,577
Total liabilities and stockholders’ equity	$760,499	$716,646

The accompanying notes are an integral part of these condensed consolidated financial statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales	$223,233	$188,763	$392,622	$328,357
Cost of goods sold before depreciation, depletion and amortization	180,875	154,287	328,495	275,083
Selling, general and administrative expenses	17,111	14,705	34,852	30,139
Depreciation, depletion and amortization	7,861	4,495	15,079	8,671
Income from operations	17,386	15,276	14,196	14,464
Interest income	6	855	30	1,551
Interest expense	7,192	4,661	14,083	9,293
Other income, net	1,921	374	2,404	761
Minority interest in consolidated subsidiary	359	-	359	-
Income before income taxes	11,762	11,844	2,188	7,483
Income tax provision	4,938	4,641	1,093	2,981
Net income	$6,824	$7,203	$1,095	$4,502

Basic net income per share	$0.18	$0.19	$0.03	$0.13

Diluted net income per share	$0.18	$0.19	$0.03	$0.12

Basic common shares outstanding	38,169	37,685	38,104	35,820

Diluted common shares outstanding	38,964	38,891	38,833	37,019

The accompanying notes are an integral part of these condensed consolidated financial statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Par Value
BALANCE, December 31, 2006	38,795	$39	$262,856	$8,541	$(1,859)	$269,577
Change in accounting principle for FIN No. 48	-	-	-	342	-	342
Employee purchase of ESPP shares	67	-	493	-	-	493
Stock options exercised	153	-	1,113	-	-	1,113
Stock-based compensation	288	-	1,335	-	-	1,335
Purchase of treasury shares	(77)	-	-	-	(715)	(715)
Cancellation of shares	(15)	-	-	-	-	-
Net income	-	-	-	1,095	-	1,095
BALANCE, June 30, 2007	39,211	$39	$265,797	$9,978	$(2,574)	$273,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,095	$4,502
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation, depletion and amortization	15,079	8,671
Debt issuance cost amortization	764	651
Net (gain) loss on sale of property, plant and equipment	44	(462)
Deferred income taxes	209	3,432
Provision for doubtful accounts	671	331
Stock-based compensation	1,335	1,350
Excess tax benefits from stock-based compensation	(139)	(1,205)
Minority interest in consolidated subsidiary	359	-
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(24,110)	(18,492)
Inventories	472	(2,646)
Prepaid expenses and other current assets	(1,715)	(910)
Other assets	247	(116)
Accounts payable and accrued liabilities	3,299	6,962
Net cash provided by (used in) operations	(2,390)	2,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $2,164 and $1,978	(11,900)	(18,027)
Payments for acquisitions, net of cash received of $1.0 million in 2007	(5,285)	(23,289)
Other investing activities	(174)	425
Net cash used in investing activities	(17,359)	(40,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	20,439	-
Repayments of capital leases and notes payable	(2,215)	(1,035)
Proceeds from issuance of common stock	-	84,812
Proceeds from issuance of common stock under compensation plans	1,467	4,379
Excess tax benefits from stock-based compensation	139	1,205
Purchase of treasury shares	(715)	(666)
Other financing activities	(187)	(666)
Net cash provided by financing activities	18,928	88,029
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(821)	49,206
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,804	23,654
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,983	$72,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We include in our condensed consolidated financial statements, the results of operations, balance sheet and cash flows of our 60% owned Michigan subsidiary. We reflect the 40% minority owner’s interest in income, net assets and cash flows of our Michigan subsidiary as minority interest in consolidated subsidiary in our condensed consolidated financial statements. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although our management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of our results expected for the year ending December 31, 2007.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

2.     SIGNIFICANT ACCOUNTING POLICIES

For a description of our accounting policies, see Note 1 of the consolidated financial statements in the 2006 Form 10-K, as well as Notes 8, 12, 14 and 15 herein.

3.     BUSINESS COMBINATION

In April, 2007, several of our subsidiaries entered into agreements with the Edw. C. Levy Co. relating to the formation of a ready-mixed concrete company that operates in Michigan.  We contributed our Michigan ready-mixed concrete and related concrete products assets, excluding our quarry assets and working capital, in exchange for an aggregate 60% ownership interest, and Levy contributed all of its ready-mixed concrete and related concrete products assets, a 24,000 ton cement terminal and cash of $1.0 million for a 40% ownership interest in the new company.  The newly formed company, Superior Materials Holdings, LLC, which operates primarily under the trade name Superior Materials, owns and operates 28 ready-mixed concrete plants, a 24,000-ton cement terminal and approximately 300 ready-mixed concrete trucks.

The following table presents our preliminary allocation, based on the fair values at the acquisition date (in thousands) of the consideration exchanged in the transaction:

Estimated Purchase Price
Net assets of our Michigan operations reduced to 40%.	$9,069
Acquisition costs	245
Total estimated purchase price	$9,314

Preliminary Purchase Price Allocation
Cash	$1,000
Property, plant and equipment	17,160
Goodwill	1,694
Total assets acquired	19,854
Capital lease liability	108
Deferred tax liability	3,211
Total liabilities assumed	3,319
Minority interest	7,221
Net assets acquired	$9,314

For financial reporting purposes, we are including Superior Materials Holdings, LLC in our consolidated accounts.

Superior Materials Holdings, LLC has an outstanding credit agreement which provides for a revolving credit facility, under which borrowings of up to $25 million may become available. At June 30, 2007, there were $3.4 million in borrowings under the revolving credit facility and the amount of the available credit was approximately $8.3 million (see Note 7).

The following unaudited pro forma financial information reflects our historical results as adjusted on a pro forma basis to give effect to the disposition of 40% of our Michigan operations (excluding quarry assets and working capital) through our contribution of those operations to the newly formed Michigan subsidiary, Superior Materials Holdings, LLC, in return for a 60% interest in that company, which includes the Michigan ready-mixed concrete operations contributed by the Edw. C. Levy Co., as if it occurred on January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$223,233	$199,514	$395,854	$343,815
Net income (loss)	6,824	7,319	915	852
Basic earnings per share	$0.18	$0.19	$0.02	$0.02
Diluted earnings per share	$0.18	$0.19	$0.02	$0.02

The pro forma financial information does not purport to represent what the combined financial results of operations of U.S. Concrete and Superior Materials Holdings, LLC actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of our results of operations for any future period.

4.    OTHER BUSINESS ACQUISITIONS

We acquired two ready-mix concrete plants, including real property and certain raw material inventories, in our West Texas market for approximately $3.6 million in June 2007.

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

In July 2006, we acquired all of the equity interests of Alberta Investments, Inc. and Alliance Haulers, Inc. for $165.0 million, subject to post-closing adjustments. We funded the payment of the purchase price with net proceeds from the private placement of $85.0 million in senior subordinated notes due 2014, issued in July 2006; a borrowing under the revolving credit facility provided by our Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”); and cash on hand. We also effectively assumed, in connection with this acquisition, equipment financing loans of approximately $10.6 million. In July 2007, we resolved the post-closing adjustment, which resulted in an additional cash payment by us of $0.3 million. Alberta Investments conducted the substantial majority of its operations through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P. At the time of the acquisition, Redi-Mix operated 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex. Ingram Enterprises operated 17 ready-mixed concrete plants and three sand and gravel plants in West Texas. Redi-Mix and Ingram operated a combined fleet of approximately 310 mixer trucks and produced approximately 2.4 million cubic yards of ready-mixed concrete and 1.1 million tons of aggregates in 2005. Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks owned by Redi-Mix and third-party haulers.

In June 2006, we acquired the operating assets, including real property, of Olson Precast Company used in the production of precast concrete products in northern California, for $4.8 million in cash.

In April 2006, we acquired Kurtz Gravel Company and the Phoenix, Arizona operating assets of Pre-Cast Mfg., Inc. Kurtz produced ready-mixed concrete from six plants and mines aggregates from a quarry, all located in or near U.S. Concrete’s existing operations in the metropolitan Detroit area. We purchased Kurtz for approximately $13.0 million in cash and assumed certain capital lease liabilities with a net present value of approximately $1.5 million. We purchased the Pre-Cast Mfg. assets for approximately $5.0 million using cash on hand.

5.     INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Raw materials	$18,230	$16,490
Precast products	8,123	7,959
Building materials for resale	5,561	5,236
Repair parts	4,221	4,092
	$36,135	$33,777

6.     GOODWILL

The change in the carrying amount of goodwill from December 31, 2006 to June 30, 2007 was as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Western Precast Concrete	Total
Balance at December 31, 2006	$216,598	$34,901	$251,499
Acquisitions	3,515	-	3,515
Adjustments	8,846	218	9,064
Balance at June 30, 2007	$228,959	$35,119	$264,078

The adjustments made in the six months ended June 30, 2007 related to adjustments of our preliminary purchase price allocations in connection with recent business acquisitions and the formation of our 60% Michigan subsidiary (see Notes 3 and 4).

7.     DEBT

A summary of debt is as follows (in thousands):

	June 30, 2007	December 31, 2006
Senior secured credit facility due 2011	$26,100	$9,100
8⅜% senior subordinated notes due 2014	283,712	283,616
Notes payable	7,389	9,043
Superior Materials Holdings, LLC secured credit facility due 2010	3,392	-
Capital leases	1,130	1,533
	321,723	303,292
Less: current maturities	3,538	3,764
	$318,185	$299,528

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.

The Credit Agreement, as amended to date, provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011.  At June 30, 2007, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.00% or the domestic rate plus 0.50%. The outstanding borrowings under the facility as of June 30, 2007 bore interest at the rate of 7.5% per annum, based on our election to borrow at the LIBOR rate plus the applicable margin. The interest rate margins vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

Our subsidiaries, excluding our recently formed 60% Michigan subsidiary, have guaranteed the repayment of all amounts owing under the Credit Agreement (see Notes 3 and 15). In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding our recently formed 60% Michigan subsidiary and minor subsidiaries without operations or material assets; and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of our 60% Michigan subsidiary. The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.

The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At June 30, 2007, there was $26.1 million of revolving credit borrowings outstanding under the Credit Agreement and the amount of the available credit was approximately $76.7 million, net of outstanding letters of credit of $12.9 million.

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

All of our subsidiaries, excluding our recently formed 60% Michigan subsidiary and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% senior subordinated notes (see Notes 3 and 15).

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

As a result of restrictions contained in the indenture relating to the 8⅜% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under our Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain non cash items equal or exceed two times its total interest expense.

Superior Materials Holdings, LLC Credit Facility

At June 30, 2007, Superior Materials Holdings, LLC had an outstanding credit agreement which provides for a revolving credit facility, under which borrowings of up to $25 million may become available.  The credit facility is collateralized by substantially all the assets of Superior Materials Holdings, LLC and is scheduled to mature on April 1, 2010.  Availability of borrowings are subject to a borrowing base of real property, net receivables and inventory.  The credit agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At June 30, 2007, there were $3.4 million in borrowings under the revolving credit facility and the amount of the available credit was approximately $8.3 million.

        Currently, borrowings under the facility are subject to interest at a LIBOR plus 1.75% or a domestic prime rate minus 0.50%. The interest rate margins vary inversely with the ratio of funded debt to EBITDA.  Commitment fees at an annual rate of 0. 25% are payable on the unused portion of the facility.

        Superior Materials Holdings has guaranteed the repayment of all amounts owing under the new credit facility.  The credit agreement contains covenants restricting, among other things, Superior Materials Holdings’ distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings’ capital expenditures and will require them to maintain compliance with specified financial covenants.  The credit agreement provides that specified change of control events would constitute events of default.

For the six months ended June 30, we made interest payments of approximately $13.3 million in 2007 and $8.7 million in 2006.

8.     INCOME TAXES

For the six months ended June 30, our income tax payments were approximately $2.5 million in 2007 and $0.1million in 2006.

In accordance with applicable generally accepted accounting principles, we estimate the effective income tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our effective tax rates for the three and six months ended June 30, 2007 were approximately 42% and 50%, respectively, compared to 39% and 40% for the same periods in 2006. The effective income tax rates for 2007 and 2006 are higher than the federal statutory rate of 35%, due primarily to state income taxes, and in 2007, lower operating profit combined with interest accrued related to unrecognized tax benefits.

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007, which requires us to recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For additional information regarding FIN 48 refer to “Accounting Changes” in Note 14.

Our income tax expense included interest related to unrecognized tax benefits in the amounts of $0.1 million and $0.2 million for the three- and six-months ended June 30, 2007, respectively.

9.     STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	June 30, 2007	December 31, 2006
Shares authorized	60,000	60,000
Shares outstanding at end of period	39,211	38,795
Shares held in treasury	308	231

We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of June 30, 2007 and December 31, 2006.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, we withheld approximately 77,000 shares during the six months ended June 30, 2007, at a total value of $0.7 million, and we accounted for those shares as treasury stock.

Public Offering of Common Stock

In February 2006, we received $90.6 million in gross proceeds from an underwritten public offering of 8,050,000 shares of our common stock. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $84.8 million.

10.  SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used on a weighted-average basis in calculating basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	38,169	37,685	38,104	35,820
Effect of dilutive stock options and awards	795	1,206	729	1,199
Diluted weighted average common shares outstanding	38,964	38,891	38,833	37,019

For the three- and six-month periods ended June 30, stock options and awards covering 2.1 million shares in 2007 and 1.8 million shares in 2006 were excluded from the computation of the net income per share because their effect would have been antidilutive.

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

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. Based on experience and the information currently available, our management believes that these claims should not have a material impact on our consolidated financial condition, results of operations or liquidity. Despite compliance and experience, it is possible that we could be held liable for future charges, which might be material, but are not currently known to us or cannot be estimated by us. In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2007.

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

In March 2007, we settled a lawsuit with a third-party claims administrator responsible for handling workers’ compensation claims related to 2002 and 2003. The settlement relieves us of any future responsibility relating to certain workers’ compensation claims and required the payment of $225,000 in cash to us by the third party administrator. As a result, we recorded additional income of approximately $1.4 million resulting from the reversal of accrued liabilities relating to workers’ compensation claims associated with 2002 and 2003 and the cash settlement amount. The additional income is reported in our financial statements primarily as an offset to cost of sales in the six months ended June 30, 2007.

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $23.4 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

During the third quarter of 2006, we re-assessed our application of SFAS No. 131 and based on the expected variation in the long-term margins of our operating segments, determined that it would be appropriate to present our previously aggregated six geographic reporting units as two reportable segments primarily along product lines: ready-mixed concrete and concrete-related products, and western precast concrete. We have revised our prior-period presentation to correspond with the revision.

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

The following table sets forth certain financial information relating to our operations by reportable segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales:
Ready-mixed concrete and concrete-related products	$208,856	$168,809	$363,724	$293,301
Western precast concrete	18,130	20,579	35,944	36,288
Inter-segment sales	(3,753)	(625)	(7,046)	(1,232)
Total sales	$223,233	$188,763	$392,622	$328,357
Segment operating income:
Ready-mixed concrete and concrete-related products	$15,571	$14,093	$13,886	$15,735
Western precast concrete	2,840	3,143	4,151	4,809
Unallocated overhead and other income	2,007	1,438	3,720	2,406
Corporate:
Selling, general and administrative expense	3,032	3,398	7,561	8,486
Interest income	6	855	30	1,551
Interest expense	7,192	4,661	14,083	9,293
Other income, net	1,921	374	2,404	761
Minority interest in consolidated subsidiaries	359	-	359	-
Income before income taxes	$11,762	$11,844	$2,188	$7,483
Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$7,287	$4,146	$14,006	$7,986
Western precast concrete	473	252	877	473
Corporate	101	97	196	212
Total depreciation, depletion and amortization	$7,861	$4,495	$15,079	$8,671
Sales by Product:
Ready-mixed concrete	$182,248	$151,405	$319,244	$265,691
Precast concrete	19,062	21,517	37,604	37,727
Building materials	6,907	8,556	11,789	13,558
Aggregates	7,013	4,658	11,820	7,039
Other	8,003	2,627	12,165	4,342
Total sales	$223,233	$188,763	$392,622	$328,357
Capital Expenditures:
Ready-mixed concrete and concrete-related products	$5,499	$13,707	$12,375	$18,363
Western precast concrete	941	902	1,689	1,642
Total capital expenditures	$6,440	$14,609	$14,064	$20,005

	As of June 30, 2007	As of December 31, 2006
Identifiable Assets:
Ready-mixed concrete and concrete-related products	$640,178	$598,328
Western precast concrete	72,209	70,654
Corporate	48,112	47,664
Total assets	$760,499	$716,646

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement permits, but does not require, entities to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157, “Fair Value Measurements,” is also adopted. We are currently evaluating the impact adoption of SFAS No. 159 may have on our consolidated financial statements.

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

14.  ACCOUNTING CHANGES

We adopted FIN 48 on January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of our adoption of FIN 48, we recognized an adjustment of approximately $0.3 million to the beginning balance of retained earnings on the balance sheet. At January 1, 2007, we had approximately $7.3 million of unrecognized tax benefits, of which approximately $2.2 million would reduce our effective tax rate, if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, we also had approximately $0.8 million accrued for interest and penalties.

U.S. Concrete and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We are open to examination in U.S. federal jurisdiction, and generally in state jurisdictions, for tax years subsequent to 2001. During 2006, the U.S. government began an administrative review of our tax years ranging from 2002 through 2004. In addition, one of our subsidiaries is currently under audit by New Jersey for its tax years ranging from 2002 through 2005. We expect that the amount of unrecognized tax benefits will change due to the settlement of audits and the expiration of statute of limitations; however, we do not expect that change to have a significant impact on our results of operations or our financial position.

Income tax expense included interest related to unrecognized tax benefits in the amounts of $0.1 million for three months and $0.2 million for the six months ended June 30, 2007.

See Note 12 for changes in our accounting for segments.

15.  FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding our recently formed 60% Michigan subsidiary, Superior Materials Holdings, LLC (see Note 3) and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt. We directly or indirectly own 100% of each subsidiary guarantor. The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete and its subsidiary guarantors (including minor subsidiaries), our 60% Michigan non-guarantor subsidiary and our total company as of and for the three and six months ended June 30, 2007.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	U.S. Concrete & Subsidiary Guarantors[1]	Michigan LLC	Eliminations	Consolidated
Three months ended June 30, 2007:
Sales	$192,648	$30,585	$-	$223,233
Cost of goods sold before depreciation, depletion and amortization	153,931	26,944	-	180,875
Selling, general and administrative expenses	15,509	1,602	-	17,111
Depreciation, depletion and amortization	6,764	1,097	-	7,861
Income from operations	16,444	942	-	17,386
Interest income	6	-	-	6
Interest expense	7,140	52	-	7,192
Other income, net	1,913	8	-	1,921
Minority interest in consolidated subsidiary	-	-	359	359
Income before income taxes	11,223	898	(359)	11,762
Income tax provision	4,938	-	-	4,938
Net income	$6,285	$898	$(359)	$6,824

	U.S. Concrete & Subsidiary Guarantors[1]	Michigan LLC	Eliminations	Consolidated
Six months ended June 30, 2007:
Sales	$362,037	$30,585	$-	$392,622
Cost of goods sold before depreciation, depletion and amortization	301,551	26,944	-	328,495
Selling, general and administrative expenses	33,250	1,602	-	34,852
Depreciation, depletion and amortization	13,982	1,097		15,079
Income from operations	13,254	942	-	14,196
Interest income	30	-	-	30
Interest expense	14,031	52	-	14,083
Other income, net	2,396	8	-	2,404
Minority interest in consolidated subsidiary	-	-	359	359
Income before income taxes	1,649	898	(359)	2,188
Income tax provision	1,093	-	-	1,093
Net income	$556	$898	$(359)	$1,095

¹Including minor subsidiaries, without operations or material assets.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
(in thousands)

As of June 30, 2007:	US Concrete & Subsidiary Guarantors[1]	Michigan LLC	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$7,338	$645	$-	$7,983
Trade accounts receivable, net.	112,921	21,849	-	134,770
Inventories	31,095	5,040	-	36,135
Prepaid expenses	4,526	652	-	5,178
Other current assets	17,709	574	-	18,283
Total current assets	173,589	28,760	-	202,349
Properties, plant and equipment, net	244,223	37,659	-	281,882
Goodwill	266,633	-	(2,555)	264,078
Other assets, net	32,866	9	(20,685)	12,190
Total assets	$717,311	$66,428	$(23,240)	$760,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3, 065	$473	$-	$3,538
Accounts payable	41,977	21,346	-	63,323
Accrued liabilities	39,838	1,038	-	40,876
Total current liabilities	84,880	22,857	-	107,737
Long-term debt, net of current maturities	314,245	3,940	-	318,185
Other long-term obligations and deferred credits	11,039	-	-	11,039
Deferred income taxes	34,446	-	-	34,446
Total liabilities	444,610	26,797	-	471,407

Minority interest in consolidated subsidiary	-	-	15,852	15,852

Stockholders' equity:
Common Stock	39	-	-	39
Additional paid in capital	265,797	38,733	(38,733)	265,797
Retained earnings	9,439	898	(359)	9,978
Treasury stock, at cost	(2,574)	-	-	(2,574)
Total stockholders' equity	272,701	39,631	(39,092)	273,240
Total liabilities and stockholders' equity	$717,311	$66,428	$(23,240)	$760,499

¹Including minor subsidiaries, without operations or material assets.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

	US Concrete & Subsidiary Guarantors[1]	Michigan LLC	Eliminations	Consolidated
Six months ended June 30, 2007:
Net cash provided by (used in) operating activities	$942	$(3,332)	$-	$(2,390)
Net cash provided by (used in) investing activities	(17,514)	155	-	(17,359)
Net cash provided by financing activities	16,106	2,822	-	18,928
Net decrease in cash and cash equivalents	(466)	(355)	-	(821)
Cash and cash equivalents at the beginning of the period	7,804	1,000	-	8,804
Cash and cash equivalents at the end of the period	$7,338	$645	$-	$7,983

¹Including minor subsidiaries, without operations or material assets.

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

Our Business

We operate our business in two business segments: ready-mixed concrete and concrete-related products; and western precast concrete.

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

Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions. In addition, our business is impacted by seasonal variations in weather conditions which vary by regional market. Accordingly, demand for our products and services during the winter months are typically lower than other months of the year because of inclement weather. Also, sustained periods of inclement weather and other weather conditions could postpone or delay projects in our markets during other times of the year.

For the first six months of 2007, we continued to experience improved pricing trends in many of our markets, including our northern California, north and west Texas and Michigan markets, as compared to 2006. Sustaining or improving our margins in the future will depend on market conditions, including the continued potential softening of the residential sector and our ability to increase or maintain our product pricing or realize gains in productivity to offset further potential increases in raw materials and other costs.

In the first six months of 2007, ready-mixed concrete sales volumes, excluding the impact of our Alberta/Alliance Haulers acquisition in July of 2006 and the Michigan joint venture in April of 2007, have generally declined in our markets as compared to the first six months of 2006. The decline resulted from adverse weather conditions in certain markets and a continued deterioration of the residential construction sector in all of our markets.

Despite weak regional economic conditions in our Michigan region, including the activity of our new joint venture, demand for our products remained relatively flat. Product pricing is currently stable in this market.

Demand for our products in our western precast concrete segment decreased in the first half of 2007, as compared to the same period of 2006. This decline is reflective of the decline in residential construction starts, primarily in our northern California and Phoenix, Arizona markets.

Cement and Other Raw Materials

Our cost of goods sold consists principally of the costs we incur in obtaining the cement, aggregates and admixtures we combine to produce ready-mixed concrete for delivery to customers or use in our precast concrete operations. We obtain most of these materials from third parties and generally only have a few days’ supply at each of our plants. These costs vary with our levels of production. Our cost of goods sold also includes labor costs, primarily for delivery and plant personnel, insurance costs and the operating, maintenance and rental expenses and fuel costs we incur in operating our plants, mixer trucks and other vehicles.

In the first half of 2007, cement and aggregates prices rose at a slower pace than that experienced in 2005 and 2006, primarily as a result of the continued downturn in residential construction in our markets and the availability of cement in our markets. While we expect residential construction to continue at lower levels going forward, we anticipate that commercial construction and other building segments will comprise a larger component of domestic demand. As a result, we do not expect any significant cement shortages in our markets and believe the pace of cement price increases will moderate as a result of improved availability of cement in our markets. The price and supply of aggregates are generally driven by local market supply and demand characteristics. Today, in most of our markets, we believe there is an adequate supply of aggregates.

Acquisitions

Since our inception in 1999, our growth strategy has contemplated acquisitions. The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved, can affect our operations and results.

During the first six months of 2007, we entered into a joint venture in Michigan with the Edw. C. Levy Company, and acquired two ready-mixed concrete plant sites in our west Texas market from a competitor. During 2006, we completed six acquisitions. Four of these acquisitions were in our ready-mixed concrete and concrete-related products segment and two were in our western precast segment. Each of these acquisitions is discussed briefly below.

Ready-Mixed Concrete and Concrete-Related Products Segment

West Texas Acquisition. We acquired two ready-mix concrete plants, including real property and certain raw material inventories, in our west Texas market for approximately $3.6 million in June 2007.

Superior Materials Joint Venture. In April 2007, we formed a joint venture (Superior materials Holdings, LLC), with the Edw. C. Levy Co. which operates in Michigan. Under the contribution agreement, we contributed substantially all of our ready-mixed concrete and concrete-related products assets, except our quarry assets and working capital, in Michigan in exchange for a 60% ownership interest, while the Edw. C. Levy Co. contributed all of its Michigan ready-mixed concrete and related concrete products assets, its 24,000 ton cement terminal and $1.0 million for a 40% ownership interest. The joint venture currently owns and operates 28 ready-mixed concrete plants, a 24,000-ton cement terminal and approximately 300 ready-mixed concrete trucks.

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

Alberta Investments/Alliance Haulers Acquisition. In July 2006, we acquired all of the outstanding equity interests in Alberta Investments and Alliance Haulers for $165.0 million, subject to specified adjustments. Alberta Investments conducted the substantial majority of its business through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P. Redi-Mix operated 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex. Ingram operated 17 ready-mixed concrete plants and three sand and gravel plants in west Texas. Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks in the markets covered by Redi-Mix and Ingram.

Kurtz Acquisition. In April 2006, we acquired Kurtz Gravel Company, which produced ready-mixed concrete from six plants and mines aggregates from a quarry, all located in or near our existing metropolitan Detroit market area, for approximately $13.0 million in cash. We also assumed certain capital lease liabilities with a net present value of $1.5 million.

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

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2006 Form 10-K. Our critical accounting policies involve the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes and the valuation and useful lives of property, plant and equipment. During the six months ended June 30, 2007, we made no changes in the application of our critical accounting policies presented in the 2006 Form 10-K. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2006 Form 10-K for a discussion of these accounting policies. See Notes 13 and 14 to the condensed consolidated financial statements in Part I of this report for a discussion of recent accounting pronouncements and accounting changes.

Results of Operations

The following table sets forth selected historical statements of operations information (in thousands, except for selling prices) and that information as a percentage of sales for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(unaudited)				(unaudited)
Sales:
Ready-mixed concrete and concrete-related products	$208,856	93.6%	$168,809	89.4%	$363,724	92.6%	$293,301	89.3%
Western precast concrete	18,130	8.1	20,579	10.9	35,944	9.2	36,288	11.0
Inter-segment sales	(3,753)	(1.7)	(625)	(0.3)	(7,046)	(1.8)	(1,232)	(0.3)
Total sales	223,233	100.0	188,763	100.0	392,622	100.0	328,357	100.0

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	168,438	75.4	139,253	73.8	302,519	77.1	248,721	75.7
Western precast concrete	12,437	5.6	15,034	8.0	25,976	6.6	26,362	8.0
Selling, general and administrative expenses	17,111	7.7	14,705	7.8	34,852	8.9	30,139	9.2
Depreciation, depletion and amortization	7,861	3.5	4,495	2.4	15,079	3.8	8,671	2.6
Income from operations	17,386	7.8	15,276	8.1	14,196	3.6	14,464	4.4
Interest income	6	0.0	855	0.5	30	0.0	1,551	0.5
Interest expense	7,192	3.2	4,661	2.5	14,083	3.6	9,293	2.8
Other income, net	1,921	0.9	374	0.2	2,404	0.6	761	0.2
Minority interest in consolidated subsidiary	359	0.2	-		359	0.1	-
Income before income taxes	11,762	5.3	11,844	6.3	2,188	0.6	7,483	2.3
Income tax provision	4,938	2.2	4,641	2.5	1,093	0.3	2,981	0.9
Net income	$6,824	3.1%	$7,203	3.8%	$1,095	0.3%	$4,502	1.4%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$90.89		$87.52		$90.72		$88.50
Sales volume in cubic yards	2,005		1,730		3,519		3,002

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	$600.23		$558.57		$576.89		$591.07
Ready-mixed concrete used in production in cubic yards	30		37		62		62

Sales.

Ready-mixed concrete and concrete-related products. Sales of our ready-mix concrete and concrete-related products were $208.9 million, for the three months ended June 30, 2007, up $40.0 million or 23.7% compared to the corresponding period in 2006. This increase was primarily attributable to a 15.9% increase in ready-mixed concrete sales volume and a 3.9% increase in the average sales price for ready-mixed concrete in the quarter ended June 30, 2007, as compared to the same quarter in 2006. For the six months ending June 30, 2007, sales rose to $363.7 million, an increase of $70.4 million, or 24.0%, over the same period of 2006. The increase in the six months ending June 30, 2007 was primarily related to a 17.2% increase in ready-mixed concrete sales volume and a 2.5% increase in the average selling price of ready-mixed concrete in the six months ended June 30, 2007, as compared to the same period in 2006. The increase in sales volume in both the quarter and six month periods ended June 30, 2007 was primarily attributable to the Alberta/Alliance Haulers acquisition we completed in the third quarter of 2006. The increase in average ready-mixed concrete sales prices in 2007, as compared to 2006 is reflective of ready-mixed concrete price increases in most of our markets during the first half of 2007, offset somewhat by a shift in the geographic mix of our sales volumes as a result of the Alberta/Alliance Haulers acquisition in the third quarter of 2006.

Western precast concrete. Sales of $18.1 million in our western precast concrete segment decreased $2.4 million, or 11.9%, for the three months ended June 30, 2007, as compared to the corresponding period in 2006. This decrease was due to softening in the level of residential construction in our northern California and Phoenix, Arizona markets as evidenced by the 18.9% decline in ready-mixed concrete used in production in the quarter ended June 30, 2007, as compared to the same period in 2006. Sales for the six months ended June 30, 2007 were down slightly by $0.3 million, or 1.0%, to $35.9 million, as compared to the same period of last year. This decrease is primarily related to the 2.4% decline in the average sales price per cubic yard of concrete used in production in the six months ended June 30, 2007, as compared to the same period in 2006. The decline in our average price per cubic yard of concrete used in production primarily is attributable to the downturn in residential construction in our Phoenix, Arizona and northern California markets, which has resulted in price declines for precast products sold into those markets.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment increased $29.2 million, or 21.0%, to $168 million for the three months ended June 30, 2007, as compared to the corresponding period in 2006. As a percentage of ready-mixed concrete and concrete-related products sales, cost of goods sold before depreciation, depletion and amortization decreased from 82.5% for the three months ended June 30, 2006 to 80.6% for the three months ended June 30, 2007. These same costs rose to $302.5 million, up $53.8 million, or 21.6%, for the six months ended June 30, 2007. As a percentage of ready-mixed concrete and concrete-related products sales, these costs decreased from 84.8% to 83.2% for the six months ended June 30, 2007, as compared to the same period in 2006. These increases were primarily attributable to 15.9% and 17.2% increases in ready-mixed concrete sales volume in the three- and six-month periods ended June 30, 2007, as compared to the same periods in the 2006, and slightly higher ready-mixed concrete materials costs (primarily cement and aggregates), as compared to the same periods of 2006. On a percentage of sales basis, the improvements in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products sales are primarily attributable to improvements in our material spread margins (sales less raw materials cost) which resulted from our ready-mixed concrete selling prices increasing in the first half of 2007 at a higher rate than the cost of our materials in 2007, offset somewhat by a decline in operational efficiency resulting from volumes falling short of our plan as a result of weather events primarily in our Texas markets in the second quarter of 2007.

Western precast concrete. The reduction in cost of goods sold before depreciation, depletion and amortization for our western precast segment of $2.6 million, or 17.3%, for the three months ended June 30, 2007, as compared to the same period in 2006, was primarily related to the 18.9% reduction in the volume of ready-mixed concrete used in production, which is indicative of the declining residential housing market that is impacting our northern California and Phoenix, Arizona precast markets. Cost of goods sold before depreciation, depletion and amortization for the six months ended June 30, 2007 were $26.0 million, a decline of $0.4 million or 1.5%, as compared to the same period in the prior year. The reduced costs were the outcome of lower production primarily attributable to the downturn in residential construction in our Phoenix, Arizona and northern California markets. As a percentage of western precast concrete sales, cost of goods sold before depreciation, depletion and amortization declined in the three months ended June 30, 2007, as compared to the same period in 2006 from 73.0% to 68.5%. For the six months ended June 30, 2007, as compared to the same period in 2006, cost of goods sold before depreciation, depletion and amortization as a percentage of western precast concrete sales declined slightly from 72.6% to 72.3%. The improvement in these comparative periods reflects our efforts to reduce our input costs to offset the reductions in both volume of sales of precast products and overall price declines, resulting from the downturn in the residential housing market in our northern California and Phoenix, Arizona markets.

Selling, general and administrative expenses. Selling, general and administrative expenses were $2.4 million, or 16.4%, higher for the three months ended June 30, 2007, as compared to the corresponding 2006 period. For the six months ended June 30, 2007, these costs rose by $4.7 million, or 15.6%, when compared to the corresponding period in 2006. These increases were directly related to the growth of our company through acquisitions, which drove higher administrative compensation expenses resulting from the increase in personnel. Selling, general and administrative expenses as a percentage of sales declined to 7.7% and 8.9% in the three- and six-month periods ended June 30, 2007, as compared to 7.8% and 9.2% in the three- and six-month periods ended June 30, 2006.

Depreciation, depletion and amortization. Since July 2006, our depreciable base for plant assets has increased over $106.0 million, or 59%, as a result of acquisitions we have completed. This increase has resulted in additional depreciation, depletion and amortization expense of $3.4 million, or 74.9%, for the three months ended June 30, 2007, and $6.4 million, or 74.0%, for the six months ended June 30, 2007, when compared to the corresponding periods in 2006.

Interest expense. The increase in interest expense of $2.5 million, or 54.3%, to $7.2 million for the three months ended June 30, 2007, as compared to the corresponding period of 2006, was the result of additional borrowings through the issuance of additional 8 3/8% Senior Subordinated Notes in July 2006 and the larger outstanding balances borrowed under an amendment to the credit agreement signed June 30, 2006. The additional interest expense of $4.8 million, an equivalent 51.5% increase for the six months ended June 30, 2007 over the corresponding 2006 period, also resulted from the additional borrowings in 2006 and additional borrowings in the 2007 period under our credit facility.

Other income, net. Other income, net increased $1.5 million for the quarter ended June 30, 2007 and $1.6 million for the six months ended June 30, 2007, as compared to the corresponding periods in the prior year. The increase in other income, net for the three- and six-month periods ended June 30, 2007 over the corresponding periods in the prior year was primarily attributable to a contractual settlement reached in 2006 with a former owner of an acquired business.

Income tax expense. We recorded an income tax provision of $4.9 million for the three months ended June 30, 2007, as compared to $4.6 million for the corresponding period in 2006. The increase in the income tax provision resulted from an increase in the effective tax rate, as compared to the corresponding period in 2006. We recorded an income tax provision of $1.1 million for the six months ended June 30, 2006, as compared to $3.0 million for the corresponding period in 2006. The decrease in the income tax provision for the six months ended June 30, 2007, as compared to the same period in 2006, was a result of lower pre-tax income, offset somewhat by a higher effective tax rate. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our estimated annualized effective tax rate was 50% and 40% for the six months ended June 30, 2007 and 2006, respectively. The effective income tax rates for the 2007 and 2006 periods were higher than the federal statutory rate, due primarily to state income taxes and interest accrued related to unrecognized tax benefits.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal increases in working capital requirements, purchasing properties and equipment and paying cash interest expense under our 8⅜% senior subordinated notes due in April 2014 and cash interest expense on borrowings under our senior secured revolving credit facility due in March 2011. In addition to cash and cash equivalents of $8.0 million at June 30, 2007 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $150 million. The Credit Agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of available credit from time to time. At June 30, 2007, $26.1 million was outstanding under the revolving credit facility, and the amount of available credit was approximately $76.7 million, net of outstanding letters of credit of $12.9 million. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in working capital requirements during those periods and the cash interest payment on our senior subordinated notes on April 1 and October 1 of each year.

The principal factors that could adversely affect the amount and availability of our internally generated funds include:

•	any deterioration of sales, because of weakness in markets in which we operate;
•	any decline in gross margins due to shifts in our project mix or increases in the cost of our raw materials; and
•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	covenants contained in the Credit Agreement and the indenture governing our 8⅜% senior subordinated notes;
•	volatility in the markets for corporate debt; and
•	fluctuations in the market price of our common stock or 8 ⅜% senior subordinated notes.

The following key financial measurements reflect our financial position and capital resources as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$7,983	$8,804
Working capital	94,612	64,687
Total debt	321,723	303,292
Debt to debt and equity	54.1%	52.9%

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major banks.

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.

The Credit Agreement, as amended to date, provides us with a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011. At June 30, 2007, new borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 2.00% or the domestic rate plus 0.50%. The outstanding borrowings under the facility as of June 30, 2007 bore interest at the rate of 7.5% per annum, based on our election to borrow at the LIBOR rate plus the applicable margin. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

Our subsidiaries, excluding our recently formed 60% Michigan subsidiary and minor subsidiaries, have guaranteed the repayment of all amounts owing under the Credit Agreement. In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding our Michigan joint venture company and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding our 60% Michigan subsidiary, most of the assets of the aggregates quarry in northern New Jersey and other real estate owned by us or our subsidiaries. The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures (excluding permitted acquisitions) to $45 million for 2006, and the greater of $45 million or 5% of consolidated revenues in the prior 12 months, and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change of control events would constitute events of default.

The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At June 30, 2007, there was $26.1 million of revolving credit borrowings outstanding under the Credit Agreement and the amount of the available credit was approximately $76.7 million, net of outstanding letters of credit of $12.9 million.

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

All of our subsidiaries, excluding our recently formed 60% Michigan subsidiary and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% senior subordinated notes.

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

Superior Materials Holdings, LLC Credit Facility

At June 30, 2007, Superior Materials Holdings, LLC had an outstanding credit agreement which provides for a revolving credit facility, under which borrowings of up to $25 million may become available.  The credit facility is collateralized by substantially all the assets of Superior Materials Holdings, LLC and is scheduled to mature on April 1, 2010.  Availability of borrowings are subject to a borrowing base of real property, net receivables and inventory.  The credit agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At June 30, 2007, there were $3.4 million in borrowings under the revolving credit facility and the amount of the available credit was approximately $8.3 million.

       Currently, borrowings under the facility are subject to interest at a LIBOR plus 1.75% or a domestic prime rate minus 0.50%. The interest rate margins vary inversely with the ratio of funded debt to EBITDA.  Commitment fees at an annual rate of 0. 25% are payable on the unused portion of the facility.

       Superior Materials Holdings has guaranteed the repayment of all amounts owing under the new credit facility.  The credit agreement contains covenants restricting, among other things, Superior Materials Holdings’ distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings’ capital expenditures and will require them to maintain compliance with specified financial covenants.  The credit agreement provides that specified change of control events would constitute events of default.

   For the six months ended June 30, we made interest payments of approximately $13.3 million in 2007 and $8.7 million in 2006.

Cash Flow

Our net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash used in operating activities was $2.4 million in the six months ended June 30, 2007, compared to $2.1 million of net cash provided by operating activities in the six months ended June 30, 2006. This change was principally a result of higher working capital requirements.

Our net cash used in investing activities of $17.4 million decreased $23.5 million for the six months ended June 30, 2007, as compared to $40.9 million used in investing activities in the six months ended June 30, 2006, primarily because of lower purchases of property and equipment and less capital spent on acquisitions.

Our net cash provided by financing activities of $18.9 million for the six months ended June 30, 2007 decreased $69.1 million from the $88.0 million net cash provided by financing activities for the six months ended June 30 2006. This decrease was attributable to our February 2006 common stock issuance, partially offset by our increased 2007 borrowings under our revolving credit facility as of June 30, 2007.

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

Our net cash provided by (used in) operations and free cash flow is as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in) operations	$(2,390)	$2,068
Less: purchases of property and equipment (net of disposals)	(11,900)	(18,027)
Free cash flow (as defined)	$(14,290)	$(15,959)

Future Capital Requirements

For the last six months of 2007, our capital requirements are expected to be in the range of $18.0 million to $23.0 million of planned capital expenditures, most of which we expect to be related to the purchase of mixer drums, loaders, routine plant improvements, plant relocations and other rolling stock. In addition, in the normal course of business, we lease certain equipment used in our operations under operating leases.

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

Commitments

The following are our contractual commitments associated with our indebtedness and lease obligations as of June 30, 2007 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Principal on debt	$320.6	$3.0	$7.8	$-	$309.8
Interest on debt (1)	167.9	24.3	48.1	47.8	47.7
Capital leases	1.1	0.6	0.5	-	-
Operating leases	39.7	5.1	18.2	8.1	8.3
Total	$529.3	$33.0	$74.6	$55.9	$365.8

(1) Interest payments due under our 8 ⅜% senior subordinated notes, notes payable and capital leases.

The following are our commercial commitment expirations as of June 30, 2007 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$12.9	$12.9	$-	$-	$-
Purchase obligations	2.6	2.6	-	-	-
Performance bonds	23.4	23.4	-	-	-
Total	$38.9	$38.9	$-	$-	$-

 Other

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, in the past we have sought, and in the future we may seek, to: reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of our common stock; modify our dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage our liquidity and capital resources. In the normal course of our business, we may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the ready-mixed concrete or related businesses. In the event of any acquisition or other business combination transaction, we may consider using available cash, issuing equity securities or increasing our indebtedness to the extent permitted by the agreements governing our existing debt.

Inflation

As a result of the relatively low levels of inflation in recent years, inflation did not significantly affect our results of operations in 2006 or to date in 2007. However, cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates. The impact of these price increases has been partially mitigated by price increases in our products, which were generally higher than regional inflationary rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values. At June 30, 2007 and 2006, we were not a party to any derivative financial instruments.

The indebtedness evidenced by our 8⅜% senior subordinated notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes. The fair value of that debt will vary as interest rates change.

Borrowings under our revolving credit facility expose us to certain market risks. Interest on amounts drawn under the credit facility varies based on prime rate or one-, two-, three- or six-month LIBOR rates. Based on the $26.1 million outstanding balance as of June 30, 2007, a one-percent change in the applicable rate would not materially change the amount of interest expense for 2007.

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

In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units which vest in four equal annual installments beginning in May 2006. Each share price performance unit is equal in value to one share of our common stock. Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date. A change of one dollar in the price of our common stock would cause a pretax change in selling, general and administrative expense of approximately one dollar for each share price performance unit outstanding. At June 30, 2007, there were 64,000 share price performance units outstanding.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three months ended June 30, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see Note 11 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the second quarter of 2007, we purchased 57,419 shares of restricted stock from employees who elected to have us make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having an aggregate value on the date of vesting equal to their tax obligations. The following table provides information regarding those repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - 30	735	7.82	None	N/A
May 1 – 31	48,273	8.54	None	N/A
June 1 – 30	8,411	8.69	None	N/A
Total	57,419	8.55	None	N/A

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

1. At our annual meeting of stockholders held on May 24, 2007, our stockholders elected John M. Piecuch, T. William Porter, III, Michael W. Harlan, Vincent D. Foster, Mary P. Ricciardello, Murray S. Simpson and Robert S. Walker as directors of U.S. Concrete with terms expiring in 2008.  Votes cast with respect to the election of each director were as follows:

Votes Cast to Elect:	For:	Withheld:

John M. Piecuch	33,727,892	56,242

William Porter, III	31,285,649	2,498,485

Michael W. Harlan	33,709,727	74,407

Vincent D. Foster	33,676,493	107,641

Mary P. Ricciardello	33,704,747	79,387

Murray S. Simpson	33,469,591	314,543

Robert S. Walker	33,684,463	99,671

2. At our annual meeting of stockholders held on May 24, 2007, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of U.S. Concrete for the year ending December 31, 2007.  Votes cast with respect to such ratifications were 32,423,304 for and 100,470 against, with 1,260,360 abstentions and no broker non-votes.

Item 6. Exhibits

Exhibit Number	Description
2.1*
—Stock Purchase Agreement dated June 27, 2006, among U.S. Concrete, Inc., Alliance Haulers, Inc., Alberta Investments, Inc., Atlas Concrete Inc. and Wild Rose Holding, Ltd. (Form 8-K filed on June 28, 2006 (File No. 000-26025), Exhibit 2.1).

3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
4.7*	—Credit Agreement, dated as of April 6, 2007, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 8-K filed on April 12, 2007 (File No. 000-26025), Exhibit 4.1).
10.1*	—U.S. Concrete, Inc. and Subsidiaries 2007 Annual Salaried Team Member Incentive Plan (Form 8-K filed on June 8, 2007 (File No. 000-26025), Exhibit 10.1).
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Michael W. Harlan.
32.2	—Section 1350 Certification of Robert D. Hardy.

* Incorporated by reference to the filing indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: August 9, 2007	By:	/s/ Robert D. Hardy
Robert D. Hardy
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*
—Stock Purchase Agreement dated June 27, 2006, among U.S. Concrete, Inc., Alliance Haulers, Inc., Alberta Investments, Inc., Atlas Concrete Inc. and Wild Rose Holding, Ltd. (Form 8-K filed on June 28, 2006 (File No. 000-26025), Exhibit 2.1).

3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
4.7*	—Credit Agreement, dated as of April 6, 2007, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 8-K filed on April 12, 2007 (File No. 000-26025), Exhibit 4.1).
10.1*	—U.S. Concrete, Inc. and Subsidiaries 2007 Annual Salaried Team Member Incentive Plan (Form 8-K filed on June 8, 2007 (File No. 000-26025), Exhibit 10.1).
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Michael W. Harlan.
32.2	—Section 1350 Certification of Robert D. Hardy.

*Incorporated by reference to the filing indicated.