Form 10-Q
period 2007-09-30
US CONCRETE INC
filed 2007-11-08
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of the close of business on November 2, 2007, U.S. Concrete, Inc. had 39,224,577 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 307,839).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,532	$8,804
Trade accounts receivable, net	141,620	109,161
Inventories	34,772	33,777
Prepaid expenses	4,485	2,984
Other current assets	19,819	16,396
Total current assets	207,228	171,122

Property, plant and equipment, net	281,416	281,021
Goodwill	264,082	251,499
Other assets	11,924	13,004
Total assets	$764,650	$716,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,309	$3,764
Accounts payable	53,201	49,785
Accrued liabilities	57,291	52,886
Total current liabilities	113,801	106,435

Long-term debt, net of current maturities	305,483	299,528
Other long-term liabilities and deferred credits	8,581	7,594
Deferred income taxes	37,268	33,512
Total liabilities	465,133	447,069

Commitments and contingencies (Note 11)

Minority interest in consolidated subsidiary (Note 3)	15,565	-

Stockholders’ equity:
Preferred stock	-	-
Common stock	39	39
Additional paid-in capital	266,465	262,856
Retained earnings	20,022	8,541
Treasury stock, at cost	(2,574)	(1,859)
Total stockholders’ equity	283,952	269,577
Total liabilities and stockholders’ equity	$764,650	$716,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales	$250,290	$250,618	$642,912	$578,975
Cost of goods sold before depreciation, depletion and amortization	203,303	202,686	531,798	477,769
Selling, general and administrative expenses	18,154	16,685	53,006	46,824
Depreciation, depletion and amortization	8,107	6,890	23,186	15,561
Income from operations	20,726	24,357	34,922	38,821
Interest expense, net	7,034	6,848	21,088	14,590
Other income, net	575	543	2,979	1,304
Minority interest in consolidated subsidiary	(286)	-	72	-
Income before income taxes	14,553	18,052	16,741	25,535
Income tax provision	4,509	6,828	5,602	9,809
Net income	$10,044	$11,224	$11,139	$15,726

Basic net income per share	$0.26	$0.30	$0.29	$0.43

Diluted net income per share	$0.26	$0.29	$0.29	$0.42

Basic common shares outstanding	38,341	37,814	38,186	36,494

Diluted common shares outstanding	39,004	38,485	38,894	37,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Stockholders’
	Shares	Par Value	Capital	Earnings	Stock	Equity
BALANCE, December 31, 2006	38,795	$39	$262,856	$8,541	$(1,859)	$269,577
Change in accounting principle for FIN No. 48	-	-	-	342	-	342
Employee purchase of ESPP shares	67	-	493	-	-	493
Stock options exercised	153	-	1,000	-	-	1,000
Stock-based compensation	302	-	2,116	-	-	2,116
Purchase of treasury shares	(77)	-	-	-	(715)	(715)
Cancellation of shares	(24)	-	-	-	-	-
Net income	-	-	-	11,139	-	11,139
BALANCE, September 30, 2007	39,216	$39	$266,465	$20,022	$(2,574)	$283,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,139	$15,726
Adjustments to reconcile net income to net cash provided by operations:
Depreciation, depletion and amortization	23,186	15,561
Debt issuance cost amortization	1,151	1,023
Net (gain) loss on sale of property, plant and equipment	49	(581)
Deferred income taxes	3,669	4,870
Provision for doubtful accounts	1,716	987
Stock-based compensation	2,116	2,092
Excess tax benefits from stock-based compensation	(22)	(1,205)
Minority interest in consolidated subsidiary	72	-
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(34,157)	(29,729)
Inventories	1,835	(2,665)
Prepaid expenses and other current assets	(3,196)	(256)
Other assets	(70)	(185)
Accounts payable and accrued liabilities	9,991	14,339
Net cash provided by operations	17,479	19,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $2,174 and $2,588	(17,113)	(29,887)
Payments for acquisitions, net of cash acquired of $1,000 and $5,457	(8,265)	(178,381)
Other investing activities	(227)	425
Net cash used in investing activities	(25,605)	(207,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	13,122	92,821
Repayments of capital leases and notes payable	(7,829)	(1,792)
Proceeds from issuance of common stock	-	84,812
Proceeds from issuance of common stock under compensation plans	1,471	4,560
Excess tax benefits from stock-based compensation	22	1,205
Purchase of treasury shares	(715)	(912)
Other financing activities	(217)	(3,090)
Net cash provided by financing activities	5,854	177,604
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,272)	(10,262)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,804	23,654
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,532	$13,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We include in our condensed consolidated financial statements, the results of operations, balance sheet and cash flows of our 60%-owned Michigan subsidiary. We reflect the minority owner’s 40% interest in income, net assets and cash flows of our Michigan subsidiary as minority interest in consolidated subsidiary in our condensed consolidated financial statements. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although our management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of our results expected for the year ending December 31, 2007.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

For a description of our accounting policies, see Note 1 of the consolidated financial statements in the 2006 Form 10-K, as well as Notes 8, and 14 below.

3. BUSINESS COMBINATION

In April, 2007, several of our subsidiaries entered into agreements with the Edw. C. Levy Co. relating to the formation of a ready-mixed concrete company that operates in Michigan.  We contributed our Michigan ready-mixed concrete and related concrete products assets, excluding our quarry assets and working capital, in exchange for an aggregate 60% ownership interest, and Levy contributed all of its ready-mixed concrete and related concrete products assets, a cement terminal and cash of $1.0 million for a 40% ownership interest in the new company.  Under the contribution agreement, the subsidiary also purchased at closing, the then carrying amount of Levy’s inventory and prepaid assets totaling approximately $3.0 million, which is classified as cash used in investing activities. The newly formed company, Superior Materials Holdings, LLC, which operates primarily under the trade name Superior Materials, owns and operates 28 ready-mixed concrete plants, a cement terminal and approximately 275 ready-mixed concrete trucks.

The following table presents our allocation, based on the fair values at the acquisition date (in thousands) of the consideration exchanged in the transaction:

Estimated Purchase Price
Net assets of our Michigan operations reduced to 40%	$8,272
Acquisition costs	649
Total estimated purchase price	$8,921

Purchase Price Allocation
Cash	$1,000
Property, plant and equipment	17,158
Goodwill	1,303
Total assets acquired	19,461
Capital lease liability.	108
Deferred tax liability	3,211
Total liabilities assumed	3,319
Minority interest	7,221
Net assets acquired	$8,921

For financial reporting purposes, we are including Superior Materials Holdings, LLC in our consolidated accounts.

Superior Materials Holdings, LLC has a separate credit agreement which provides for a revolving credit facility, under which borrowings of up to $25 million may become available. For the quarter ending September 30, 2007, the subsidiary was not in compliance with one of its quarterly financial covenant under the facility which requires earnings before income taxes, interest and depreciation (“EBITDA”) to be at least $4.75 million. The lender has agreed to waive their default rights under the credit agreement with respect to this covenant.

The following unaudited pro forma financial information reflects our historical results, as adjusted on a pro forma basis to give effect to the disposition of 40% of our Michigan operations (excluding quarry assets and working capital) through our contribution of those operations to the newly formed Michigan subsidiary, Superior Materials Holdings, LLC, in return for a 60% interest in that company, which includes the Michigan ready-mixed concrete operations contributed by the Edw. C. Levy Co., as if it occurred on January 1, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$250,290	$260,817	$646,144	$604,632
Net income	10,044	10,960	11,548	12,126
Basic earnings per share	$0.26	$0.29	$0.30	$0.33
Diluted earnings per share	$0.26	$0.28	$0.30	$0.32

The pro forma financial information does not purport to represent what the combined financial results of operations of U.S. Concrete and Superior Materials Holdings, LLC actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of our results of operations for any future period.

4. OTHER BUSINESS ACQUISITIONS

We acquired two ready-mix concrete plants, including real property and raw material inventories, in our West Texas market for approximately $3.6 million in June 2007.

In November 2006, we acquired a ready-mixed concrete and sand and gravel quarry operation in Breckenridge, Texas. The purchase price was $3.0 million in cash and the assumption of approximately $0.4 million in debt.

In October 2006, we acquired a granite quarry and a natural sand pit located in New Jersey from Pinnacle Materials, Inc. for $12.5 million in cash.

In July 2006, we acquired all of the equity interests of Alberta Investments, Inc. and Alliance Haulers, Inc. for $165.0 million, subject to post-closing adjustments. We funded the payment of the purchase price with net proceeds from the private placement of $85.0 million in senior subordinated notes due 2014, issued in July 2006; a borrowing under the revolving credit facility provided by our Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”); and cash on hand. We also effectively assumed, in connection with this acquisition, equipment financing loans of approximately $10.6 million. In July 2007, we resolved the post-closing adjustment, which resulted in an additional cash payment by us of $0.3 million. Alberta Investments conducted the substantial majority of its operations through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P. At the time of the acquisition, Redi-Mix operated 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex and Ingram Enterprises operated 17 ready-mixed concrete plants and three sand and gravel plants in West Texas. Redi-Mix and Ingram operated a combined fleet of approximately 310 mixer trucks and produced approximately 2.4 million cubic yards of ready-mixed concrete and 1.1 million tons of aggregates in 2005. Alliance Haulers provides cement and aggregates hauling services with a fleet of approximately 260 hauling trucks owned by Redi-Mix and third-party haulers.

In June 2006, we acquired the operating assets, including real property, of Olson Precast Company used in the production of precast concrete products in northern California, for $4.8 million in cash.

In April 2006, we acquired Kurtz Gravel Company and the Phoenix, Arizona operating assets of Pre-Cast Mfg., Inc. Kurtz produces ready-mixed concrete from six plants and mines aggregates from a quarry, all located in or near U.S. Concrete’s existing operations in the metropolitan Detroit area. We purchased Kurtz for approximately $13.0 million in cash and assumed certain capital lease liabilities with a net present value of approximately $1.5 million. We purchased the Pre-Cast Mfg. assets for approximately $5.0 million in cash.

5. INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Raw materials	$17,306	$16,490
Precast products	7,552	7,959
Building materials for resale	5,318	5,236
Repair parts	4,596	4,092
	$34,772	$33,777

6. GOODWILL

The change in the carrying amount of goodwill from December 31, 2006 to September 30, 2007 was as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Western Precast Concrete	Total
Balance at December 31, 2006	$216,598	$34,901	$251,499
Acquisitions	3,549	-	3,549
Adjustments	8,816	218	9,034
Balance at September 30, 2007	$228,963	$35,119	$264,082

The adjustments made in the nine months ended September 30, 2007 related to adjustments of our purchase price allocations in connection with recent business acquisitions and the formation of our 60%-owned Michigan subsidiary (see Notes 3 and 4).

7. DEBT

A summary of debt is as follows (in thousands):

	September 30,	December 31,
	2007	2006
Senior secured credit facility due 2011	$4,500	$9,100
8⅜% senior subordinated notes due 2014	283,760	283,616
Notes payable	6,739	9,043
Superior Materials Holdings, LLC secured credit facility due 2010	12,870	-
Capital leases	923	1,533
	308,792	303,292
Less: current maturities	3,309	3,764
	$305,483	$299,528

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.

The Credit Agreement, as amended to date, provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011.  At September 30, 2007, borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate plus 0.25%. The outstanding borrowings under the facility as of September 30, 2007 bore interest at the rate of 8.0% per annum, based on our election to borrow at the domestic rate plus the applicable margin. The interest rate margins vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

Our subsidiaries, excluding our recently formed 60%-owned Michigan subsidiary, have guaranteed the repayment of all amounts owing under the Credit Agreement (see Notes 3 and 15). In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding our recently formed 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets; and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of our 60%-owned Michigan subsidiary. The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.

The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At September 30, 2007, we had $4.5 million of revolving credit borrowings outstanding under the Credit Agreement and the amount of the available credit was approximately $120.3 million, net of outstanding letters of credit of $12.5 million.

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

All of our subsidiaries, excluding our recently formed 60%-owned Michigan subsidiary and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% senior subordinated notes (see Notes 3 and 15).

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

As a result of restrictions contained in the indenture relating to the 8⅜% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under our Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain non cash items equal or exceed two times our total interest expense.

For the nine months ended September 30, we made interest payments of approximately $14.2 million in 2007 and $9.0 million in 2006, primarily associated with our senior subordinated notes.

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement which provides for a revolving credit facility, under which borrowings of up to $25 million may become available.  The credit facility is collateralized by substantially all the assets of Superior Materials Holdings, LLC and is scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base of real property, net receivables and inventory.  The credit agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  At September 30, 2007, there were $12.9 million in borrowings under the revolving credit facility (see Note 3).

Currently, borrowings under the facility are subject to interest at a LIBOR plus 1.75% or a domestic prime rate minus 0.50%. The interest rate margins vary inversely with the ratio of funded debt to EBITDA.  Commitment fees at an annual rate of 0. 25% are payable on the unused portion of the facility.

  The credit agreement contains covenants restricting, among other things, Superior Materials Holdings’ distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to be at least $4.75 million for the three months ended September 30, 2007. Superior Materials Holdings, LLC was not in compliance with the EBITDA financial covenant for the quarter ended September 30, 2007. However, the lender has agreed to waive their default rights under the credit facility with respect to this covenant.

8. INCOME TAXES

For the nine months ended September 30, our income tax payments were approximately $2.7 million in 2007 and $1.3 million in 2006.

In accordance with applicable generally accepted accounting principles, we estimate the effective tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our effective tax rates for the three and nine months ended September 30, 2007 were approximately 31.0% and 33.5%, respectively, compared to 37.8% for the three months ended and 38.4% for the nine months ended September 30, 2006. The effective income tax rates for 2007 were lower than the federal statutory rate of 35%, due primarily to the effect of a reduction of previously recorded tax liabilities for uncertain tax positions partially offset by state income taxes. In the 2006 periods, the effective income tax rates were higher than the federal statutory rate, due primarily to state income taxes.

Our adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007, requires us to recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For additional information regarding FIN 48, see “Accounting Changes” in Note 14.

In the third quarter of 2007, the U.S. Congress Joint Committee on Taxation completed its review of our tax years ranging from 2002 through 2004. The completion of this review resulted in a reduction in our income tax expense of approximately $1.3 million in the third quarter of 2007.

At September 30, 2007, we had approximately $6.1 million of unrecognized tax benefits, of which $1.7 million, if recognized, would affect our effective tax rate. Over the next twelve months, we expect to decrease the unrecognized tax benefits recorded as of September 30, 2007 by approximately $0.4 million.

Our income tax expense included interest and penalties related to unrecognized tax benefits in the amounts of $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively.

9. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	September 30,	December 31,
	2007	2006
Shares authorized	60,000	60,000
Shares outstanding at end of period	39,216	38,795
Shares held in treasury	308	231

We are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were outstanding as of September 30, 2007 and December 31, 2006.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, we withheld approximately 77,000 shares during the nine months ended September 30, 2007, at a total value of $0.7 million, and we accounted for those shares as treasury stock.

Public Offering of Common Stock

In February 2006, we received $90.6 million in gross proceeds from an underwritten public offering of 8,050,000 shares of our common stock. After deducting the underwriters’ commission and offering expenses, we received net proceeds of approximately $84.8 million.

10. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used, on a weighted-average basis, in calculating basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	38,341	37,814	38,186	36,494
Effect of dilutive stock options and awards	663	671	708	1,023
Diluted weighted average common shares outstanding	39,004	38,485	38,894	37,517

For the three month period ended September 30, stock options and awards covering 2.7 million shares in 2007 and 1.8 million shares in 2006 were excluded from the computation of the net income per share because their effect would have been antidilutive. For the nine month period ended September 30, stock options and awards covering 2.3 million shares in 2007 and 1.8 million shares in 2006 were excluded from the computation of the net income per share because their effect would have been antidilutive.

11. COMMITMENTS AND CONTINGENCIES

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations. As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes. In the period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we record a liability reflecting either the low-end of our range or a specific estimate, if we believe a specific estimate to be likely based on current information. During the quarter ended September 30, 2007, we recorded a $2.3 million liability associated with certain ongoing litigation. Based on information available to us as of September 30, 2007, we believe our accruals for these matters to be reasonable.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2007.

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

In March 2007, we settled a lawsuit with a third-party claims administrator responsible for handling workers’ compensation claims related to 2002 and 2003. The settlement relieves us of any future responsibility relating to certain workers’ compensation claims and required the payment of $225,000 in cash to us by the third-party administrator. As a result, we recorded additional income of approximately $1.4 million resulting from the reversal of accrued liabilities relating to workers’ compensation claims associated with 2002 and 2003 and the cash settlement amount. The additional income is reported in our financial statements primarily as an offset to cost of sales in the nine months ended September 30, 2007.

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $26.5 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

The following table sets forth certain financial information relating to our operations by reportable segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Sales:
Ready-mixed concrete and concrete-related products	$235,727	$228,878	$599,452	$522,178
Western precast concrete	18,547	25,168	54,492	61,456
Inter-segment sales	(3,984)	(3,428)	(11,032)	(4,659)
Total sales	$250,290	$250,618	$642,912	$578,975

Segment operating income:
Ready-mixed concrete and concrete-related products	$21,153	$21,015	$35,039	$36,749
Western precast concrete	2,108	4,435	6,259	9,244
Unallocated overhead and other income	678	2,155	4,398	4,562
Corporate:
Selling, general and administrative expense	3,213	3,248	10,774	11,734
Interest expense, net	7,034	6,848	21,088	14,590
Other income, net	575	543	2,979	1,304
Minority interest in consolidated subsidiaries	(286)	-	72	-
Income before income taxes	$14,553	$18,052	$16,741	$25,535

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$7,488	$6,458	$21,494	$14,643
Western precast concrete	519	332	1,396	805
Corporate	100	100	296	113
Total depreciation, depletion and amortization	$8,107	$6,890	$23,186	$15,561

Sales by Product:
Ready-mixed concrete	$208,909	$204,927	$528,153	$470,618
Precast concrete	19,289	26,927	56,892	64,024
Building materials	6,557	7,878	18,347	21,436
Aggregates	8,015	6,292	19,835	13,332
Other	7,520	4,594	19,685	9,565
Total sales	$250,290	$250,618	$642,912	$578,975

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$2,702	$11,336	$15,077	$29,697
Western precast concrete	3,262	1,134	4,951	2,778
Total capital expenditures	$5,964	$12,470	$20,028	$32,475

	As of September 30, 2007	As of December 31, 2006
Identifiable Assets:
Ready-mixed concrete and concrete-related products	$644,262	$598,328
Western precast concrete	73,344	70,654
Corporate	47,044	47,664
Total assets	$764,650	$716,646

13. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement permits, but does not require, entities to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157, “Fair Value Measurements,” is also adopted. We are currently evaluating the impact adoption of SFAS No. 159 may have on our consolidated financial statements.

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

14. ACCOUNTING CHANGES

We adopted FIN 48 on January 1, 2007. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. As a result of our adoption of FIN 48, we recognized an adjustment of approximately $0.3 million to the beginning balance of retained earnings on our balance sheet. At January 1, 2007, we had approximately $7.3 million of unrecognized tax benefits, of which approximately $2.2 million would reduce our effective tax rate, if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, we also had approximately $0.8 million accrued for interest and penalties.

U.S. Concrete and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We are open to examination in U.S. federal jurisdiction, and generally in state jurisdictions, for tax years subsequent to 2001. During 2006, the U.S. government began an administrative review of our tax years ranging from 2002 through 2004. In the third quarter of 2007, the U.S. Congress Joint Committee on Taxation completed its review of such determination. In addition, one of our subsidiaries is currently under audit by New Jersey for its tax years ranging from 2002 through 2005. We expect that the amount of unrecognized tax benefits will change due to the settlement of audits and the expiration of statute of limitations; however, we do not expect that change to have a significant impact on our consolidated financial position, results of operations or cash flows in future periods.

For information regarding the impact of adopting FIN 48, see Note 8.

15. FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding our recently formed Michigan 60%-owned subsidiary, Superior Materials Holdings, LLC (see Note 3) and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt. We directly or indirectly own 100% of each subsidiary guarantor. The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete and its subsidiary guarantors (including minor subsidiaries), our 60%-owned Michigan non-guarantor subsidiary and our total company as of and for the three and nine months ended September 30, 2007.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
(in thousands)

As of September 30, 2007:	U.S. Concrete & Subsidiary Guarantors¹	Superior Material Holdings, LLC	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,012	$1,520	$-	$6,532
Trade accounts receivable, net.	121,762	19,858	-	141,620
Inventories	30,182	4,590	-	34,772
Prepaid expenses	3,665	820	-	4,485
Other current assets	19,065	754	-	19,819
Total current assets	179,686	27,542	-	207,228
Properties, plant and equipment, net	245,288	36,128	-	281,416
Goodwill	262,779	-	1,303	264,082
Other assets	33,119	140	(21,335)	11,924
Total assets	$720,872	$63,810	$(20,032)	$764,650

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,836	$473	$-	$3,309
Accounts payable	45,503	7,698	-	53,201
Accrued liabilities	53,890	3,401	-	57,291
Total current liabilities	102,229	11,572	-	113,801
Long-term debt, net of current maturities	292,162	13,321	-	305,483
Other long-term obligations and deferred credits	5,370	-	3,211	8,581
Deferred income taxes	37,268	-	-	37,268
Total liabilities	437,029	24,893	3,211	465,133

Minority interest in consolidated subsidiary	-	-	15,565	15,565

Stockholders' equity:
Common stock	39	-	-	39
Additional paid-in capital	266,465	38,736	(38,736)	266,465
Retained earnings	19,913	181	(72)	20,022
Treasury stock, at cost	(2,574)	-	-	(2,574)
Total stockholders' equity	283,843	38,917	(38,808)	283,952
Total liabilities and stockholders' equity	$720,872	$63,810	$(20,032)	$764,650

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

Three months ended September 30, 2007:	U.S. Concrete & Subsidiary Guarantors¹	Superior Materials Holdings, LLC	Eliminations	Consolidated

Sales	$218,917	$31,373	$-	$250,290
Cost of goods sold before depreciation, depletion and amortization	174,706	28,597	-	203,303
Selling, general and administrative expenses	16,481	1,673	-	18,154
Depreciation, depletion and amortization	6,679	1,428	-	8,107
Income (loss) from operations	21,051	(325)	-	20,726
Interest expense, net	6,819	215	-	7,034
Other income, net	548	27	-	575
Minority interest in consolidated subsidiary	-	-	(286)	(286)
Income (loss) before income taxes	14,780	(513)	286	14,553
Income tax provision	4,369	140	-	4,509
Net income (loss)	$10,411	$(653)	$286	$10,044

Nine months ended September 30, 2007:	U.S. Concrete & Subsidiary Guarantors¹	Superior Materials Holdings, LLC	Eliminations	Consolidated

Sales	$580,954	$61,958	$-	$642,912
Cost of goods sold before depreciation, depletion and amortization	476,256	55,542	-	531,798
Selling, general and administrative expenses	49,731	3,275	-	53,006
Depreciation, depletion and amortization	20,598	2,588	-	23,186
Income from operations	34,369	553	-	34,922
Interest expense, net	20,821	267	-	21,088
Other income, net	2,944	35	-	2,979
Minority interest in consolidated subsidiary	-	-	72	72
Income before income taxes	16,492	321	(72)	16,741
Income tax provision	5,462	140	-	5,602
Net income	$11,030	$181	$(72)	$11,139

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
(in thousands)

Nine months ended September 30, 2007:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$29,830	$(12,351)	$-	$17,479
Net cash provided by (used in) investing activities	(25,802)	197	-	(25,605)
Net cash provided by (used in) financing activities	(6,820)	12,674	-	5,854
Net increase (decrease) in cash and cash equivalents	(2,792)	520	-	(2,272)
Cash and cash equivalents at the beginning of the period	7,804	1,000	-	8,804
Cash and cash equivalents at the end of the period	$5,012	$1,520	$-	$6,532

1 Including minor subsidiaries without operations or material assets.

16. SUBSEQUENT EVENTS

On October 1, 2007, we completed the acquisition of the operating assets, including working capital and real property of Architectural Precast, LLC (“API”), a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the Mid-Atlantic region. Our Company used borrowings under its revolving credit facility to fund the cash purchase price of $14.5 million. The purchase agreement also provides for $1.5 million in contingent purchase consideration, which is dependent upon API attaining established earnings targets in each of 2008 and 2009.

At its November 1, 2007 meeting our Board of Directors approved a plan to dispose of three of our ready-mixed concrete business units that are currently operating in non-core markets. There is no guarantee that these units will be sold and we do not intend to dispose of these units unless the terms and conditions fall within the guidelines established in the approved plan. We believe the guidelines established for the disposition of these business units are reasonable, given current market conditions.

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

For the first nine months of 2007, we generally experienced improved pricing trends in many of our markets, including our northern California, north and west Texas and Michigan markets, as compared to 2006. Sustaining or improving our margins in the future will depend on market conditions, including the continued potential for further softening in the residential sector and our ability to increase or maintain our product pricing or realize gains in productivity to offset further potential increases in raw materials and other costs.

In the first nine months of 2007, ready-mixed concrete sales volumes, excluding the impact of our Alberta/Alliance Haulers acquisition in July 2006 and the formation of our Michigan 60%-owned subsidiary in April 2007 have generally declined in our markets as compared to the first nine months of 2006. The decline in volume reflects a sustained downward trend in residential construction activity in many of our markets and the impact of adverse weather conditions, primarily in our north Texas markets early in the summer months of 2007.

Our Michigan market remains subject to a prolonged economic downturn, which is projected to continue into 2008. As a result, our Michigan 60%-owned subsidiary has started to experience same-plant-sales volume declines. At the same time, pricing has improved in the first nine months of 2007, as compared to the corresponding period in 2006 (including the results of the operations contributed to the subsidiary by the Edw. C. Levy Co.).

Demand for our products in our western precast concrete segment decreased in the first nine months of 2007, as compared to the same period in 2006. This decline is reflective of the decline in residential construction starts, primarily in our northern California and Phoenix, Arizona markets where our precast business has been heavily weighted toward products used in new residential construction projects. We are in the process of refocusing our product lines and streamlining our operations in these markets to better serve the existing demand.

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

In the first nine months of 2007, cement and aggregates prices rose at a slower pace than that experienced in 2005 and 2006, primarily as a result of the continued downturn in residential construction in our markets and better availability of cement. While we expect residential construction to continue at lower levels going forward, we anticipate that commercial construction and other building segments will comprise a larger component of domestic demand. As a result, we do not expect any significant cement shortages in our markets and believe the pace of cement price increases will continue to moderate as a result of improved availability of cement. The price and supply of aggregates are generally driven by local market supply and demand characteristics. Today, in most of our markets, we believe there is an adequate supply of aggregates.

Acquisitions

Since our inception in 1999, our growth strategy has contemplated acquisitions. The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved, can affect our operations and results.

During the first nine months of 2007, we entered into a joint venture in Michigan with the Edw. C. Levy Company, and acquired two ready-mixed concrete plant sites in our west Texas market from a competitor. During 2006, we completed six acquisitions. Four of these acquisitions were in our ready-mixed concrete and concrete-related products segment and two were in our western precast segment. In October 2007, we acquired an architectural precast manufacturing company that services our Mid-Atlantic region. These acquisitions are discussed briefly below.

Ready-Mixed Concrete and Concrete-Related Products Segment

West Texas Acquisition. We acquired two ready-mix concrete plants, including real property and certain raw material inventories, in our west Texas market for approximately $3.6 million in June 2007.

Superior Materials Joint Venture. In April 2007, we formed a joint venture (Superior Materials Holdings, LLC), with the Edw. C. Levy Co., which operates in Michigan. Under the contribution agreement, we contributed substantially all of our ready-mixed concrete and concrete-related products assets, except our quarry assets and working capital, in Michigan in exchange for a 60% ownership interest, while the Edw. C. Levy Co. contributed all of its Michigan ready-mixed concrete and related concrete products assets, its 24,000 ton cement terminal and $1.0 million for a 40% ownership interest. The 60%-owned Michigan subsidiary currently owns and operates 28 ready-mixed concrete plants, a 24,000-ton cement terminal and approximately 275 ready-mixed concrete trucks.

Breckenridge Ready-Mix Acquisition. In November 2006, we acquired the operating assets of Breckenridge Ready-Mix, Inc. for $3.0 million in cash and assumed approximately $0.4 million in interest-bearing debt. The assets include two ready-mix plants and a sand and gravel quarry operation in Breckenridge, Texas.

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

Kurtz Acquisition. In April 2006, we acquired Kurtz Gravel Company, which produced ready-mixed concrete from six plants and mined aggregates from a quarry, all located in or near our existing metropolitan Detroit market area, for approximately $13.0 million in cash. We also assumed certain capital lease liabilities with a net present value of $1.5 million.

Western Precast Concrete Segment

Olson Precast Acquisition. In June 2006, we acquired the operating assets, including real property, of Olson Precast Company used in the production of precast concrete products in northern California for approximately $4.8 million in cash.

Pre-Cast Mfg. Acquisition. In April 2006, we acquired the operating assets of Pre-Cast Mfg., Inc. in our existing Phoenix market area for approximately $5.0 million in cash. Pre-Cast Mfg. produces precast concrete products.

Architectural Precast, LLC (“API”). In October 2007, we acquired the operating assets, including working capital and real property of API, a leading designer and manufacturer of premium quality architectural and structural precast concrete products, serving the Mid-Atlantic region for $14.5 million plus a $1.5 million contingency based on the future earnings of API.

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

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2006 Form 10-K. Our critical accounting policies involve the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes and the valuation and useful lives of property, plant and equipment. During the nine months ended September 30, 2007, we made no changes in the application of our critical accounting policies presented in the 2006 Form 10-K. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2006 Form 10-K for a discussion of these accounting policies. See Notes 13 and 14 to the condensed consolidated financial statements in Part I of this report for a discussion of recent accounting pronouncements and accounting changes.

Results of Operations

The following table sets forth selected historical statements of operations information (in thousands, except for selling prices) and that information as a percentage of sales for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(unaudited)				(unaudited)
Sales:
Ready-mixed concrete and concrete-related products	$235,727	94.2%	$228,878	91.3%	$599,452	93.2%	$522,178	90.2%
Western precast concrete	18,547	7.4	25,168	10.0	54,492	8.5	61,456	10.6
Inter-segment sales	(3,984)	(1.6)	(3,428)	(1.3)	(11,032)	(1.7)	(4,659)	(0.8)
Total sales	250,290	100.0	250,618	100.0	642,912	100.0	578,975	100.0

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	189,310	75.6	185,078	73.8	490,769	76.3	433,760	74.9
Western precast concrete	13,993	5.6	17,608	7.0	41,029	6.4	44,009	7.6
Selling, general and administrative expenses	18,154	7.3	16,685	6.7	53,006	8.2	46,824	8.1
Depreciation, depletion and amortization	8,107	3.2	6,890	2.7	23,186	3.6	15,561	2.7
Income from operations	20,726	8.3	24,357	9.7	34,922	5.4	38,821	6.7
Interest expense, net	7,034	2.8	6,848	2.7	21,088	3.3	14,590	2.5
Other income, net	575	0.2	543	0.2	2,979	0.5	1,304	0.2
Minority interest in consolidated subsidiary	(286)	(0.1)	-	-	72	0.0	-	-
Income before income taxes	14,553	5.8	18,052	7.2	16,741	2.6	25,535	4.4
Income tax provision	4,509	1.8	6,828	2.7	5,602	0.9	9,809	1.7
Net income	$10,044	4.0%	$11,224	4.5%	$11,139	1.7%	$15,726	2.7%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$91.36		$86.59		$90.97		$87.63
Sales volume in cubic yards	2,287		2,367		5,806		5,370

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	$652.11		$582.41		$600.52		$587.53
Ready-mixed concrete used in production in cubic yards	29		43		91		105

Sales.

Ready-mixed concrete and concrete-related products. Sales of our ready-mix concrete and concrete-related products were $235.7 million, for the three months ended September 30, 2007, up $6.8 million or 3.0% compared to the corresponding period in 2006. Our ready-mixed sales volume for the third quarter of 2007 was approximately 2.29 million cubic yards, down 3.4% from the 2.37 million cubic yards of ready-mixed concrete we sold in the third quarter of 2006. Considering the impact of acquired operations on a same plant sales basis, third quarter 2007 ready mixed sales volumes were down approximately 9.7% from the third quarter 2006. The decline reflects the continued downturn in residential home construction activity in many of our markets and the impact of adverse weather conditions early in the quarter in our north and west Texas markets. Offsetting the effects of lower sales volumes was the approximate 5.5% rise in the average sales price per cubic yard of ready-mixed concrete during the third quarter of 2007 as compared to the third quarter of 2006 and increased sales of aggregates (including those from the quarries we purchased in the fourth quarter of 2006).

For the nine months ending September 30, 2007, sales rose to $599.5 million, an increase of $77.3 million, or 14.8%, over the same period of 2006. The increase in the nine months ending September 30, 2007 was primarily related to an 8.1% increase in ready-mixed concrete sales volume and a 3.8% increase in the average selling price of ready-mixed concrete in the nine months ended September 30, 2007, as compared to the same period in 2006. The increase in sales volume in the nine month period ended September 30, 2007 was primarily attributable to the Alberta and Alliance Haulers acquisition we completed in the third quarter of 2006 and the April 2007 business combination we completed with the Edw. C. Levy Co. that resulted in the formation of our 60%-owned Michigan subsidiary. The increase in average ready-mixed concrete sales prices in 2007 as compared to 2006 is reflective of ready-mixed concrete price increases in most of our markets during the 2007 period, offset somewhat by a shift in the geographic mix of our sales volumes as result of the Alberta/Alliance Haulers acquisition in the third quarter of 2006, where prices are lower on average than in our other markets.

Western precast concrete. Sales in our western precast segments were $18.5 million and $54.5 million, respectively, for the three and nine months ended September 30, 2007. The decrease of $6.6 million, or 26.3%, and $7.0 million, or 11.3%, from the corresponding periods in 2006 resulted from the downturn in residential construction in our northern California and Phoenix, Arizona markets.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products.The increase in cost of goods sold before depreciation, depletion and amortization of $4.2 million, or 2.3%, to $189.3 million for the three-month period ended September 30, 2007, was primarily associated with higher raw materials cost and reduced operational efficiency resulting from lower-than-expected ready mixed sales volumes as compared to the three months ended September 30, 2006. For the nine months ended September 30, 2007, these same costs rose $57.0 million, or 13.1%, to $490.8 million when compared to the corresponding period of 2006. A 8.1% rise in ready-mixed concrete sales volumes and higher raw materials costs contributed to the change. Also included in the 2007 amounts is a $2.3 million accrual for pending lawsuit settlements. As a percentage of ready-mixed concrete and concrete-related products sales, cost of goods sold before depreciation, depletion and amortization decreased from 80.9% for the three months ended September 30, 2006 to 80.3% for the three months ended September 30, 2007. As a percentage of ready-mixed concrete and concrete-related products sales, these costs decreased from 83.1% to 81.9% for the nine months ended September 30, 2007, as compared to the same period in 2006. The improvements in cost of goods sold as a percentage of ready-mixed concrete and concrete-related product sales were primarily attributable to increases in our material spread margins (sales less raw materials cost). These increases resulted from our ready-mixed concrete selling prices increasing at a higher rate than the cost of our materials in the period.

Western precast concrete. The reduction in cost of goods sold before depreciation, depletion and amortization for our western precast segment of $3.6 million, or 20.5%, for the three months ended September 30, 2007, as compared to the corresponding period in 2006, was primarily related to the 32.6% reduction in the volume of ready-mixed concrete used in production, which is reflective of the declining residential construction market that has been impacting our northern California and Phoenix, Arizona precast markets. Cost of goods sold before depreciation, depletion and amortization for the nine months ended September 30, 2007 was $41.0 million, a decline of $3.0 million, or 6.8%, as compared to the corresponding period in the prior year. The reduced costs resulted from lower production, primarily attributable to the downturn in residential construction in our Phoenix, Arizona and northern California markets. As a percentage of western precast concrete sales, cost of goods sold before depreciation, depletion and amortization rose in the three months ended September 30, 2007, as compared to the corresponding period in 2006, from 70.0% to 75.4%. For the nine months ended September 30, 2007, as compared to the corresponding period in 2006, cost of goods sold before depreciation, depletion and amortization as a percentage of western precast concrete sales increased from 71.6% to 75.3%. The increases in cost of goods sold as a percentage of western precast sales for the three months and nine months ended September 30, 2007 reflect decreased efficiency in our plant operations in northern California and Phoenix, Arizona resulting from the lower demand for our products in these markets associated with the residential construction decline.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2007were $18.2 million, or 8.8% higher, than in the corresponding 2006 period, due to an increase in professional fees. For the nine months ended September 30, 2007, these costs rose by $6.2 million, or 13.2%, when compared to the corresponding period in 2006. These costs rose due to our growth through acquisitions, which drove up administrative compensation expenses resulting from the increase in personnel.

Depreciation, depletion and amortization. Since October 2006, our depreciable base for plant assets has increased over $26.5 million, or 10.2%, as a result of the our capital expenditures program and assets we acquired in connection with the formation of our 60%-owned Michigan subsidiary. This increase resulted in depreciation, depletion and amortization expense increases of $1.2 million, or 17.7%, for the three months ended September 30, 2007, and $7.6 million, or 49.0%, for the nine months ended September 30, 2007, when compared to the corresponding periods in 2006.

Interest expense, net. The increase in interest expense, net, of $0.2 million, or 2.7%, to $7.0 million for the three months ended September 30, 2007, as compared to the corresponding period of 2006, was the result of additional borrowings and the assumption of indebtedness related to our acquisitions in 2006. The additional interest expense, net, of $6.5 million, an equivalent 44.5% increase for the nine months ended September 30, 2007 over the corresponding 2006 period, also resulted primarily from additional 2006 borrowings and greater borrowings under our credit facility to fund our acquisition program.

Income tax provision. We recorded an income tax provision of $4.5 million for the three months ended September 30, 2007 and an income tax provision of $5.6 million for the nine months ended September 30, 2007, as compared to $6.8 million and $9.8 million for the corresponding periods in 2006. The decreases in the income tax provision for the periods ended September 30, 2007 occurred due to lower profits and the reduction in previously recorded tax liabilities for uncertain tax positions as a result of an administrative review determination. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our estimated annualized effective tax rate was 33.5% and 38.4% for the nine months ended September 30, 2007 and 2006, respectively. The effective income tax rate for the 2007 period was lower than the federal statutory rate due to the reduction of previously recorded tax liabilities for uncertain tax positions, while the effective income tax rate for 2006 was higher due to state taxes.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal increases in working capital requirements, purchasing properties and equipment and paying cash interest expense under our 8⅜% senior subordinated notes due in April 2014 and cash interest expense on borrowings under our senior secured revolving credit facility due in March 2011. In addition to cash and cash equivalents of $6.5 million at September 30, 2007 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $150 million. The Credit Agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of available credit from time to time. At September 30, 2007, $4.5 million was outstanding under the revolving credit facility, and the amount of available credit was approximately $120.3 million, net of outstanding letters of credit of $12.5 million. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in working capital requirements during those periods and the cash interest payment on our senior subordinated notes on April 1 and October 1 of each year.

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

The following key financial measurements reflect our financial position and capital resources as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007	December 31, 2006

Cash and cash equivalents	$6,532	$8,804
Working capital	93,427	64,687
Total debt	308,792	303,292
Debt to debt and equity	52.1%	52.9%

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major banks.

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.

The Credit Agreement, as amended to date, provides us with a revolving credit facility of up to $150 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At September 30, 2007, new borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate plus 0.25%. The outstanding borrowings under the facility as of September 30, 2007 bore interest at the rate of 8.0% per annum, based on our election to borrow at the domestic rate plus the applicable margin. The interest rate margins will vary inversely with the amount of unused borrowing capacity available under the facility.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

Our subsidiaries, excluding our recently formed 60% Michigan subsidiary and minor subsidiaries, have guaranteed the repayment of all amounts owing under the Credit Agreement. In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding our 60%-owned Michigan subsidiary, most of the assets of the aggregates quarry in northern New Jersey and other real estate owned by us or our subsidiaries. The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures (excluding permitted acquisitions) to $45 million for 2006, and the greater of $45 million or 5% of consolidated revenues in the prior 12 months, and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change of control events would constitute events of default.

The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At September 30, 2007, there was $4.5 million of revolving credit borrowings outstanding under the Credit Agreement and the amount of the available credit was approximately $120.3 million, net of outstanding letters of credit of $12.5 million.

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

All of our subsidiaries, excluding our recently formed 60%-owned Michigan subsidiary and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% senior subordinated notes.

The indenture governing the notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. After March 31, 2009, we may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires us to offer to repurchase (1) an aggregate principal amount of the subordinated notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt and (2) all the notes following the occurrence of a change of control. The credit agreement prohibits these repurchases.

As a result of restrictions contained in the indenture relating to the 8⅜% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under the credit agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense.

For the nine months ended September 30, we made interest payments of approximately $14.2 million in 2007 and $9.0 million in 2006, primarily associated with our senior subordinated notes.

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement which provides for a revolving credit facility, under which borrowings of up to $25 million may become available.  Borrowings under this credit agreement are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base of real property, net receivables and inventory.  The credit agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  As of September 30, 2007, there were $12.9 million in outstanding borrowings under the revolving credit facility and the remaining amount of the available credit was approximately $5.8 million.

       Currently, borrowings under the facility are subject to interest at LIBOR plus 1.75% or a domestic prime rate minus 0.50%. The interest rate margins vary inversely with a ratio of funded debt to EBITDA.  Commitment fees at an annual rate of 0. 25% are payable on the unused portion of the facility.

      The credit agreement contains covenants restricting, among other things, Superior Materials Holdings LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings’ capital expenditures and will require it to maintain compliance with specified financial covenants, including an affirmative covenant which required earnings before income taxes, interest and depreciation (“EBITDA”) to be a least $4.75 million for the quarter ended September 30, 2007. The subsidiary was not in compliance with the EBITDA financial covenant for the quarter ended September 30, 2007. However, the lender has agreed to waive their default rights under the credit facility with respect to this covenant.

   Cash Flow

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities was $17.5 million in the nine months ended September 30, 2007, compared to $20.0 million of net cash provided by operating activities in the nine months ended September 30, 2006. This change was principally a result of higher working capital requirements, offset by higher depreciation.

Our net cash used in investing activities of $25.6 million decreased $182.2 million for the nine months ended September 30, 2007, as compared to $207.8 million used in investing activities in the nine months ended September 30, 2006, primarily due to the impact of the July 2006 Alberta Investments and Alliance Haulers acquisitions.

Our net cash provided by financing activities of $5.9 million for the nine months ended September 30, 2007 decreased $171.7 million from the $177.6 million net cash provided by financing activities for the nine months ended September 30, 2006. This decrease was attributable to our February 2006 common stock issuance and July 2006 $85 million senior subordinated notes issuance, partially offset by additional borrowings in the 2007 period under our credit facility, primarily to fund acquisitions.

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

Our net cash provided by operations and free cash flow is as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operations	$17,479	$19,977
Less: purchases of property and equipment (net of disposals)	(17,113)	(29,887)
Free cash flow (as defined)	$366	$(9,910)

Future Capital Requirements

For the last three months of 2007, our capital requirements for planned capital expenditures are expected to be in the range of $4.0 million to $8.0 million, most of which we expect to be related to the purchase of mixer drums, loaders, routine plant improvements, plant relocations and other rolling stock. In addition, in the normal course of business, we lease certain equipment used in our operations under operating leases.

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

Commitments and Contingencies

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007 which establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Due to our adoption of FIN 48, at September 30, 2007, we have approximately $6.1 million of unrecognized tax benefits including interest and penalties. We expect that the amount of unrecognized tax benefits will change due to the settlement of audits and the expiration of statue of limitations; however, we cannot reasonably estimate the timing or amounts of cash payments, if any, at this time.

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

Inflation

Our company has experienced modest increases in operating costs during 2006 and 2007 related to inflation. However, cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed to variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values. At September 30, 2007 and 2006, we were not a party to any derivative financial instruments.

The indebtedness evidenced by our 8⅜% senior subordinated notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes. The fair value of that debt will vary as interest rates change.

Borrowings under our revolving credit facility expose us to certain market risks. Interest on amounts drawn under the credit facility varies based on prime rate or one-, two-, three- or six-month LIBOR rates. Based on the $4.5 million outstanding balance as of September 30, 2007, a one-percent change in the applicable rate would not materially change the amount of our interest expense for 2007.

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

In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units which vest in four equal annual installments beginning in May 2006. Each share price performance unit is equal in value to one share of our common stock. Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date. A change of one dollar in the price of our common stock would cause a pretax change in selling, general and administrative expense of approximately one dollar for each share price performance unit outstanding. At September 30, 2007, there were 64,000 share price performance units outstanding.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three months ended September 30, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see Note 11 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 6. Exhibits

Exhibit Number		Description
3.1*	—	Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
10.1*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael W. Harlan (Form 8-K filed on August 6, 2007 (Files No. 000-26025), Exhibit 10.1).
10.2*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K filed on August 6, 2007 (Files No. 000-26025), Exhibit 10.1).
10.3*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Thomas J. Albanese (Form 8-K filed on August 6, 2007 (Files No. 000-26025), Exhibit 10.1).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Michael W. Harlan.
32.2	—	Section 1350 Certification of Robert D. Hardy.

* Incorporated by reference to the filing indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: November 8, 2007	By:	/s/ Robert D. Hardy
Robert D. Hardy
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1*	—	Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
10.1*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael W. Harlan (Form 8-K filed on August 6, 2007 (Files No. 000-26025), Exhibit 10.1).
10.2*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K filed on August 6, 2007 (Files No. 000-26025), Exhibit 10.1).
10.3*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Thomas J. Albanese (Form 8-K filed on August 6, 2007 (Files No. 000-26025), Exhibit 10.1).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Michael W. Harlan.
32.2	—	Section 1350 Certification of Robert D. Hardy.

*Incorporated by reference to the filing indicated.