Form 10-K
period 2007-12-31
US CONCRETE INC
filed 2008-03-13
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐   Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐ No☑
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the last reported sale price of $8.69 of the registrant’s common stock on the Nasdaq National Market as of June 29, 2007, the last business day of the registrant’s most recently completed second quarter: $297,219,667.

There were 39,910,877 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.

FORM 10-K
For the Year Ended December 31, 2007

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

This report contains various statements, including those that express a belief, expectation or intention and those that are not statements of historical fact, are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Those forward-looking statements appear in Item 1—“Business,” Item 2— “Properties,” Item 3—“Legal Proceedings,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk,” Item 9A—“Controls and Procedures” and elsewhere in this report, including in the notes to our Consolidated Financial Statements in Item 8 of this report. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Risks and Uncertainties” in Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”). The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I

Item 1. Business

General

We are a major producer of ready-mixed concrete, precast concrete products and concrete-related products in select markets in the United States. We operate our business through our ready-mixed concrete and concrete-related products segment; and our precast products concrete segment. We are a leading ready-mixed concrete or precast concrete producer products in substantially all the markets in which we have operations. Ready-mixed and precast concrete products are important building materials that are used in a vast majority of commercial, residential and public works construction projects.

All of our operations are in (and all of our sales are made within) the United States. We operate principally in Texas, California, New Jersey and Michigan, with those states representing 35%, 32%, 14% and 11%, respectively, of our net sales from continuing operations for the year ended December 31, 2007. According to publicly available industry information, those states represented an aggregate of 27.5% of the consumption of ready-mixed concrete in the United States in 2007 (Texas, 13.0%, California, 10.9%, New Jersey, 1.6% and Michigan, 2.0%). We believe the geographic scope of our operations enables us to achieve cost savings through consolidated purchasing, reduction of our administrative costs on both a national and regional level, and aids in moderating the impact of regional economic cycles and weather conditions. Our consolidated revenues from continuing operations for the year ended December 31, 2007 were $803.8 million, of which we derived approximately 90.9% from our ready-mixed concrete and concrete-related products segment and 9.1% from our precast concrete products segment. For information on our consolidated revenues and income from operations for the years ended December 31, 2007, 2006 and 2005 and our consolidated total assets as of December 31, 2007 and 2006, see our Consolidated Financial Statements included in this report.

As of March 3, 2008, we had 124 fixed and eight portable ready-mixed concrete plants, eight precast concrete plants, one concrete block plant and seven producing aggregates facilities (including 27 fixed ready-mixed concrete plants and one masonry block plant operated by our 60%-owned Michigan subsidiary). During 2007, these plants and facilities produced approximately 7.2 million cubic yards of ready-mixed concrete, 2.7 million eight-inch equivalent block units and 3.8 million tons of aggregates. We also own two aggregates facilities that we lease to third parties and retain a royalty on production from those facilities.

Our ready-mixed concrete and concrete-related products segment engages principally in the formulation, preparation and delivery of ready-mixed concrete to the job sites of our customers. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs. Our marketing efforts primarily target concrete sub-contractors, general contractors, property owners and developers and home builders whose focus extends beyond the price of ready-mixed concrete to product quality, on-time delivery and reduction of in-place costs. To a lesser extent, this segment is also engaged in the mining and sale of aggregates and the resale of building materials, primarily to our ready-mixed concrete customers. These businesses are generally complementary to our ready-mixed concrete operations and provide us opportunities to cross-sell various products in markets in where we sell both ready-mixed concrete and concrete-related products. We provide our ready-mixed concrete and concrete-related products from our continuing operations in north and west Texas, northern California, New Jersey, Washington, D.C., Michigan and Oklahoma.

Our precast concrete products segment produces precast concrete products at eight plants in three states, with five plants in California, two in Arizona and one in Pennsylvania. Our customers choose precast technology for a variety of architectural applications, including free-standing walls used for landscaping, soundproofing and security walls, panels used to clad a building façade, storm water drainage as well as water and sewage pipes and tunnels. Our operations also specialize in a variety of finished products, among which are manholes, catch basins, highway barriers and curb inlets.

For financial information regarding our reporting segments, including sales and operating income for the years ended December 31, 2007, 2006 and 2005, see Note 12 to our Consolidated Financial Statements included in this report.

U.S. Concrete, Inc. is a Delaware corporation which was incorporated in 1997. We began operations in 1999, which is the year we completed our initial public offering. In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us” or “U.S. Concrete” unless we specifically state otherwise or the context indicates otherwise.

Industry Overview

General

Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various admixtures and cement. We manufacture ready-mixed concrete in thousands of variations, which in each instance may reflect a specific design use. We generally maintain only a few days’ inventory of raw materials and coordinate our daily materials purchases with the time-sensitive delivery requirements of our customers.

The quality of ready-mixed concrete is time-sensitive as it becomes difficult to place within 90 minutes after mixing. Consequently, the market for a permanently installed ready-mixed concrete plant is usually limited to an area within a 25-mile radius of its plant location. We produce ready-mixed concrete in batches at our plants and use mixer and other trucks to distribute and deliver the concrete to the job sites of our customers. We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.

Ready-mixed concrete is poured-in-place in forms at a construction site and cured on site. In contrast, our precast concrete products are made with ready-mixed concrete (its primary raw material), but are cast in reusable molds or “forms” and cured in a controlled environment at our plant, then either placed in inventory or transported to the construction site. The advantages of using precast concrete products include the higher quality of the material, when formed in controlled conditions, and the reduced cost of reusable forms as compared to the cost of constructing large forms used with ready-mixed concrete placed at the construction site.

We generally obtain contracts through local sales and marketing efforts directed at concrete sub-contractors, general contractors, property owners and developers, and home builders. As a result, local relationships are very important.

Based on information from the National Ready-Mixed Concrete Association (“NRMCA”) and the National Precast Concrete Association(“NPCA”), we estimate that, in addition to vertically integrated manufacturers of cements and aggregates, over 2,300 independent ready-mixed concrete producers currently operate approximately 6,000 plants in the United States and 3,600 precast concrete products manufacturers operate in the United States and Canada. Larger markets generally have several producers competing for business on the basis of product quality, service, on-time delivery and price.

Annual usage of ready-mixed concrete in the United States dropped slightly in 2007 from its “near record” 2006 level. According to information available from the NRMCA and F.W. Dodge, total sales from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions):

2007	$36,131
2006	$37,684
2005	$33,219

Ready-mixed concrete and precast concrete products have historically benefited from relatively stable demand and pricing. However, pricing of our products is primarily driven by the cost of raw materials (cement, aggregates, etc.), cost of labor and competition in our local markets. In 2007, raw materials cost and ready-mixed concrete and precast concrete products average selling prices increased. Under these economic conditions, we were able to maintain or slightly improve our operating margins. In the preceding two years, raw materials costs generally increased at a higher rate than our ready-mixed or precast concrete products prices and we experienced a reduction in our operating margins.

According to recently published F.W. Dodge data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2007:

Commercial and industrial construction	24%
Residential construction	23%
Street and highway construction and paving	20%
Other public works and infrastructure construction	33%

Barriers to the start-up of new ready-mixed concrete and precast concrete products manufacturing operations have been increasing. During the past decade, public concerns about dust, process water runoff, noise and heavy mixer and other truck traffic associated with the operation of these types of plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the substantial capital investment that start-up operations entail, have raised the barriers to entry for those operations.

For a discussion of the seasonality of the construction industry generally, see Item 1A - “Risk Factors - Our operating results may vary significantly from one reporting period to another and may be adversely affected by the seasonal and cyclical nature of the markets we serve” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Significant Factors Impacting the Market for Ready-Mixed Concrete and Precast Concrete Products

On the basis of available industry information, we believe that ready-mixed concrete revenue as a percentage of total construction expenditures in the United States has increased over the last five years.

Industry-wide Promotional and Marketing Activities. Since the 1990s, we believe industry participants have increased their focus on and benefited from promotional activities to increase the industry’s share of street and highway construction, commercial and industrial construction and residential construction expenditures. Many of these promotional efforts result from initiatives put forth by industry trade organizations such as the NRMCA, the Portland Cement Association and the NPCA. We believe these types of programs have been a catalyst for increased investment in the promotion of concrete as a construction material of choice.

Development of Concrete Products. Concrete has many attributes that make it a highly versatile construction material. In recent years, industry participants have developed various uses for concrete products, including:

▪	high-strength engineered concrete to compete with steel-frame construction;

▪	concrete housing;

▪	precast modular paving stones;

▪	flowable fill for backfill applications;

▪	continuous-slab rail-support systems for rapid transit and heavy-traffic rail lines; and

▪	concrete bridges, tunnels and other structures for rapid transit systems.

Other examples of successful innovations that have opened new markets for concrete include:

▪	overlaying asphalt pavement with concrete, or “white topping”;

▪	highway median barriers;

▪	highway sound barriers;

▪	paved shoulders to replace less permanent and increasingly costly asphalt shoulders;

▪	pervious concrete parking lots for water drainage management, as well as providing a long-lasting and aesthetically pleasing urban environment; and

▪	colored pavements to mark entrance and exit ramps and lanes of expressways.

Federal Highway Funding Legislation. In August 2005, President Bush signed a six-year, $244.1 billion transportation reauthorization act known as the Safe, Accountable, Flexible and Efficient Transportation Equity Act: A Legacy for Users. This law funds, among other things, federal bridge and highway construction programs. We began to see the effects of this law in 2007, and we remain cautiously optimistic regarding continued state and federal spending on infrastructure projects in light of the current economic concerns driven by the downturn in residential housing and sub-prime lending markets.

Our Business Strategy

Our objectives are to become the leading provider of ready-mixed concrete, precast concrete and concrete-related products in each of our existing markets, on a select basis, to integrate our operations vertically through acquisition of aggregates supply sources that support our ready-mixed concrete operations, and to further expand the geographic scope of our business. We plan to achieve these objectives by continuing to implement our business strategy, which includes the primary elements we discuss below.

Improving Marketing and Sales Initiatives

Our marketing and sales strategy emphasizes the sale of value-added products to customers more focused on reducing their in-place building material costs than on the price per cubic yard of ready-mixed concrete or unit price of the concrete-related product they purchase. Key elements of our customer-focused approach include:

▪	corporate-level marketing and sales expertise;

▪	technical service expertise to develop innovative new branded products; and

▪	training programs that emphasize successful marketing and sales techniques that focus on the sale of high-margin concrete mix designs and specialty-engineered precast concrete products.

We have also formed strategic alliances with several national companies to provide alternative solutions for designers and contractors by using value-added concrete products. Through these alliances, we offer color-conditioned, fiber-reinforced and high-performance concrete and utilize software technology that can be used to design buildings constructed of reinforced concrete.

Promoting a Green Environment

We recognize the value in advocating green building and construction as part of our strategy. We recently initiated Environmentally Friendly Concrete, EF Technology, our commitment to environmentally friendly concrete technologies that significantly reduces potential carbon dioxide (CO2) emissions. Our EF Technology ready-mixed concrete product replaces a portion of traditional Portland cement with reclaimed fly ash, slag and other materials. This results in an environmentally superior and sustainable alternative to traditional Portland cement concrete. We believe EF Technology reduces greenhouse gases and landfill space consumption and produces a highly durable product. Customers can also receive LEED credits. During 2007, our promotion and use of EF Technology resulted in a reduction of over 400,000 tons of potential CO2 emissions in our operations, an 18% reduction in CO2 emissions as compared to 2006.

Promoting Operational Excellence and Achieving Cost Efficiencies

We strive to be an operationally excellent organization by:

▪	investing in safety training solutions and technologies which enhance the safety of our work environments;

▪	implementing and enhancing standard operating procedures;

▪	standardizing plants and equipment;

▪	investing in software and communications technology;

▪	implementing company-wide quality-control initiatives;

▪	providing technical expertise to optimize ready-mixed concrete mix designs; and

▪	developing strategic alliances with key suppliers of goods and services for new product development.

We also strive to increase operating efficiencies. We believe that, if we continue to increase in size on both a local and national level, we should continue to experience future productivity and cost improvements in such areas as:

▪	purchase of raw materials, through procurement and optimized ready-mixed concrete mix designs;

▪	purchases of mixer trucks and other equipment, supplies, spare parts and tools;

▪	vehicle and equipment maintenance; and

▪	insurance and other risk management programs.

Pursuing Disciplined Growth

Our growth strategy targets a balance between internal growth opportunities and the acquisition of existing businesses. We believe this balanced approach provides us the opportunity to achieve above average growth rates.

Internal Growth. We seek to grow in our existing markets by expanding existing plants, green-fielding new plants, and identifying complementary products or services we can provide to our customers on a cost-effective basis. The benefits and challenges of expansion by internal growth include:

▪	the initial capital investment for most internal growth projects is typically less than the capital required to purchase a similar situated existing business;

▪
internal growth projects are designed and constructed with state-of-the-art equipment which usually results in greater productivity and lower operating costs than existing businesses that have been in operation for many years;

▪	internal growth projects often take more time to begin generating revenue and profits due to the upfront permitting and design process; and

▪	generally, internal growth projects eliminate the integration risks associated with the acquisition of an existing business.

Acquisition of Existing Businesses. We also seek growth by targeting opportunities to acquire businesses in our existing markets and entering new geographic markets on a select basis in the United States. We typically pursue acquisitions that we believe represent attractive opportunities to strengthen local management teams, implement cost-saving initiatives, achieve market-leading positions and establish best practices. We adhere to a disciplined pricing methodology when acquiring businesses. Based on our methodology for valuing, acquiring and integrating target businesses, we expect our future acquisitions to be accretive to our earnings per share after a reasonable period of integration. We cannot provide any assurance, however, regarding the impact any future acquisition we may complete could have on our future earnings per share.

Our acquisition growth program targets the following:

▪	vertical integration of our existing ready-mixed concrete markets with the acquisition of aggregate quarries;

▪	acquisition of high margin precast concrete products manufacturing businesses with similar operating strategies, product mix, and markets as we have; and

▪	selectively acquire ready-mixed concrete operations, primarily in existing markets, as well as evaluate potential new markets.

Products and Services

Ready-Mixed Concrete and Concrete-Related Products Segment

Ready-Mixed Concrete. Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in an unhardened plastic state for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. Additionally, we believe our EF Technology initiative, which utilizes alternative materials and mix designs that result in lower CO2 emissions, helps differentiate us from our competitors. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by reducing the in-place cost of concrete and the time required for construction.

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

We provide a variety of services in connection with our sale of ready-mixed concrete that can help reduce our customers’ in-place cost of concrete. These services include:

▪	production of formulations and alternative product recommendations that reduce labor and materials costs;

▪	quality control, through automated production and laboratory testing, that ensures consistent results and minimizes the need to correct completed work; and

▪	automated scheduling and tracking systems that ensure timely delivery and reduce the downtime incurred by the customer’s placing and finishing crews.

We produce ready-mixed concrete by combining the desired type of cement, other cementitious materials (described below), sand, gravel and crushed stone with water and, typically, one or more admixtures. These admixtures, such as chemicals, minerals and fibers, determine the usefulness of the product for particular applications.

We use a variety of chemical admixtures to achieve one or more of five basic purposes:

▪	relieve internal pressure and increase resistance to cracking in subfreezing weather;

▪	retard the hardening process to make concrete more workable in hot weather;

▪	strengthen concrete by reducing its water content;

▪	accelerate the hardening process and reduce the time required for curing; and

▪	facilitate the placement of concrete having low water content.

We frequently use various mineral admixtures as supplements to cement we refer to as cementitious materials, to alter the permeability, strength and other properties of concrete. These materials include fly ash, ground granulated blast-furnace slag and silica fume. These materials also reduce the amount of cement content used which results in a reduction in CO2 emissions.

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

Aggregates. We produce crushed stone aggregates, sand and gravel from seven aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets. We produced approximately 3.8 million tons of aggregates in 2007 from these facilities with Texas producing 44% and New Jersey 56% of total production. In April 2007, we entered into an agreement to lease our sand pit operations in Michigan to the Edward C. Levy Co. as a component of a ready-mixed concrete business combination, which we refer to as the 60%-owned Michigan subsidiary. We now receive a royalty based on the volume of product produced and sold from the Michigan quarry during the term of the lease.

At December 31, 2007, our total estimated aggregate reserves were 80 million tons, assuming loss factors of between 10% and 20% for unusable material. We believe these aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with supply for less than 5% of our annual consumption of aggregates.

Building Materials. Our building materials operations supply concrete masonry, various resale materials, products and tools contractors use in the concrete construction industry. These materials include rebar concrete block, wire mesh, color additives, curing compounds, grouts, wooden forms and numerous other items. Our building materials operations are located near several of our ready-mixed concrete operations in northern California, Michigan and Texas.

Precast Concrete Products Segment

We produce precast concrete products at eight plants in three states, with five in California, two in Arizona and one in Pennsylvania. Our precast concrete products consist of ready-mixed concrete we either produce on-site or purchase from third parties, which is then poured into reusable molds at our plant sites. After the concrete sets, we strip the molds from the finished products and either place them into inventory or ship them to our customers. Our precast technology produces a wide variety of finished products, including a variety of architectural applications, such as, soundproofing and security walls, signage, manholes, panels to clad a building façade, highway barriers and curb inlets and other precast products.

Because precast concrete products are not perishable, we can place these products into inventory and stage them at plants or other distribution sites to serve a larger geographic market area. The cost of transportation and storage usually limits the market area for these types of products to within approximately 150 miles of our plant sites and, therefore, sales are generally driven by the level of construction activity within the market area served by our plants. Our precast concrete products are marketed by our local sales organizations and are sold to numerous customers.

Operations

Ready-Mixed Concrete

Our ready-mixed concrete plants consist of fixed and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our portable plant operations deploy our eight portable plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck. We use our portable plants to service high-volume projects or projects in remote locations. Several factors govern the choice of plant type, including:

▪	production consistency requirements;

▪	daily production capacity requirements; and

▪	job site proximity to fixed plants.

Generally, we will construct wet batch plants to serve markets that we expect will have consistently high demand, as opposed to dry batch plants that will serve those markets that we expect will have a less consistent demand. A wet batch plant generally has a higher initial cost and daily operating expenses, but yields greater consistency with less time required for quality control in the concrete produced and generally have greater daily production capacity than a dry batch plant. We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million. As of March 3, 2008, our fixed and portable batch plants included 23 wet batch plants and 109 dry batch plants.

Our batch operator at a dry batch plant simultaneously loads the dry components of stone, sand and cement with water and admixtures in a mixer truck that begins the mixing process during loading and completes that process while driving to the job site. In a wet batch plant, the batch operator blends the dry components and water in a plant mixer from which an operator loads the already mixed concrete into a mixer truck, which leaves for the job site promptly after loading.

Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including:

▪	the expected production demand for the plant;

▪	the expected types of projects the plant will service; and

▪	the desired location of the plant.

Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. Our mixer trucks typically have load capacities of 10 cubic yards, or approximately 20 tons, and an estimated useful life of 12 years. A new truck of this size currently costs approximately $160,000. Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years. As of December 31, 2007, we operated a fleet of approximately 1,300 mixer trucks, which had an average age of approximately 6.5 years.

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

We use computer modeling to prepare bids for particular jobs based on the size of the job, location, desired margin, cost of raw materials and the design mixture identified in our testing process. If the job is large enough and has a projected duration beyond the supply arrangement in place at that time, we obtain quotes from our suppliers as to the cost of raw materials we use in preparing the bid. Once we obtain a quotation from our suppliers, the price of the raw materials for the specified job is informally established. Several months may elapse from the time a contractor has accepted our bid until actual delivery of the ready-mixed concrete begins. During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job’s specifications in order to coordinate the multisourced purchases of cement and other materials we will need to fill the job order and meet the contractor’s delivery requirements. We confirm that our customers are ready to take delivery of manufactured products throughout the placement process. On any given day, one of our plants may have production orders for dozens of customers at various locations throughout its area of operation. To fill an order:

▪	the customer service office coordinates the timing and delivery of the concrete to the job site;

▪	a load operator supervises and coordinates the receipt of the necessary raw materials and operates the hopper that dispenses those materials into the appropriate storage bins;

▪
a batch operator, using a computerized batch panel, prepares the specified mixture from the order and oversees the loading of the mixer truck with either dry ingredients and water in a dry batch plant or the premixed concrete in a wet batch plant; and

▪	the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.

Our central dispatch system tracks the status of each mixer truck as to whether a particular truck is:

▪	loading concrete;

▪	en route to a particular job site;

▪	on the job site;

▪	discharging concrete;

▪	being washed; or

▪	en route to a particular plant.

The system is updated continuously via signals received from the individual truck operators as to their status. In this manner, the dispatcher can determine the optimal routing and timing of subsequent deliveries by each mixer truck and monitor the performance of each driver.

Our plant managers oversee the operations of each of our plants. Our operational employees also include:

▪	maintenance personnel who perform routine maintenance work throughout our plants;

▪	mechanics who perform substantially all the maintenance and repair work on our rolling stock;

▪	testing center staff who prepare mixtures for particular job specifications and maintain quality control;

▪	various clerical personnel who perform administrative tasks; and

▪	sales personnel who are responsible for identifying potential customers and maintaining existing customer relationships.

We generally operate each of our plants on an extended single shift, with some overtime operation during the year. On occasion, however, we may have projects that require deliveries around the clock.

Precast Concrete Products

Our precast concrete products operations consist of eight fixed plant sites where precast products are produced, staged and shipped to our customers and distribution yards. We stage precast products at distribution facilities to serve markets beyond the normal reach of our existing manufacturing sites. Each of our precast manufacturing sites has as its primary components:

▪	either a ready-mixed batch plant or local ready-mixed concrete provider for the concrete utilized in production;

▪	precast molds or “forms” for the array of products and product sizes we offer or a custom design center to create precast forms; and

▪	a crane-way or other method to facilitate moving forms, finished product or pouring ready-mixed concrete.

Some of the products we produce are designed by the customer for use in their own systems, while other products are designed by our in-house engineers to meet the needs of our customers through a more standardized product. Each of our precast manufacturing sites produces a range of precast products.

Generally, precast structures are manufactured by placing pre-engineered ready-mixed concrete into molds, which are then vibrated to facilitate consolidation of the concrete within the mold and remove any voids created by air that may be trapped during the pouring process. These molds generally utilize some form of reinforcing which can include products ranging from (1) welded steel wire or re-bar placed inside the mold in a pre-engineered design to support the integrity of the finished precast product, to (2) steel fibers or other similar additives which are blended into the ready-mixed concrete during mixing to serve a similar purpose, or a combination of both. Once the pouring is complete, any exposed surfaces are finished and the product is allowed to cure in a controlled environment for a minimum of two to four hours and as long as 24 hours, depending on the product and design specification. After the product has cured, the mold is stripped and prepared for re-use in the manufacturing process.

Precast concrete structures are not perishable products. This contributes to our ability to maintain some level of standardized products in inventory at all times, as well as service a larger market area from a plant location than a ready-mixed concrete plant site. Our precast concrete products can be shipped across the country, but due to the weight of the products, shipping is generally limited to within a 150-mile radius of a plant site. Depending on our overall costs, shipments occur either through our existing fleet of crane-equipped trucks or through contract haulers. In some markets, we also install our precast products and provide our customers with the added benefit of eliminating coordination with a third party.

Bidding and order fulfillment processes for our precast business are similar to our ready-mixed concrete operations, as previously described above. Cement and aggregates are the two primary raw materials used in precast concrete manufacturing, similar to our ready-mixed concrete operations, while labor costs are second only to our materials cost.

Cement and Other Raw Materials

We obtain most of the materials necessary to manufacture ready-mixed concrete and precast concrete products on a daily basis. These materials include cement, other cementitious materials (fly ash, blast furnace slag) and aggregates (stone, gravel and sand), in addition to certain chemical admixtures. With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Typically, cement represents the highest cost material used in manufacturing a cubic yard of ready-mixed concrete, while the cost of aggregates used is slightly less than the cement cost. Historically, we have purchased cement from several suppliers in each of our major markets. Due to certain industry consolidations and our decision to have a primary and secondary supplier, in certain of our markets, we are now purchasing cement from fewer suppliers than in past years. Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

In certain of our markets in 2007, cement and aggregates prices remained relatively flat as compared to 2006. In other of our markets, where we did experience cement and aggregates price increases, our ready-mixed concrete products pricing increased in relative proportion to our raw material price increases. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement, aggregates and chemical admixtures. We anticipate that the residential construction downturn that began in the second half of 2006 will continue through 2008, and, therefore, commercial construction and other building segments will comprise a larger percentage of domestic demand. We do not expect to experience cement shortages in the near term. Today, in most of our markets, we believe there is an adequate supply of aggregates. Should concrete demand increase significantly, we could experience escalating prices or shortages of aggregates.

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

Customers

Of our 2007 sales, we made approximately 49% to commercial and industrial construction contractors, 35% to residential construction contractors, 9% to street and highway construction contractors and 7% to other public works and infrastructure contractors. In 2007, no single customer or project accounted for more than 3% of our total sales.

We rely heavily on repeat customers. Our management and sales personnel are responsible for developing and maintaining successful long-term relationships with key customers.

Competition

The ready-mixed concrete, precast concrete and concrete-related products industries are highly competitive. Our competitive position in a market depends largely on the location and operating costs of our plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction. However, timeliness of delivery and consistency of quality and service, along with price, are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than we do may be able to invest more in new mixer trucks, ready-mixed concrete plants and other production equipment or pay for acquisitions which could provide them a competitive advantage over us. See Item 1A - “Risk Factors - We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive industry.”

Employees

As of March 3, 2008, we had approximately 667 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 2,110 hourly personnel. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of March 3, 2008, approximately 943 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2008 and 2012. Under these agreements, we pay specified wages to covered employees and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

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

Governmental Regulation and Environmental Matters

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:

▪	land usage;

▪	street and highway usage;

▪	noise levels; and

▪	health, safety and environmental matters.

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

We have conducted Phase I environmental site assessments, which are non-intrusive investigations conducted to evaluate the potential for significant on-site environmental impacts, on substantially all the real properties we own or lease and have engaged independent environmental consulting firms to complete those assessments. We have not identified any environmental concerns associated with those properties that we believe are likely to have a material adverse effect on our business, financial position, results of operations or cash flows, but we can provide no assurance material liabilities will not occur. In addition, we can provide no assurance our compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures.

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2007. We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

In March 2005, the California Regional Water Quality Control Board for the Central Valley Region (“CRWQCB”) issued a draft order to regulate discharges of concrete wastewater and solid wastes associated with concrete manufacturing at ready-mixed concrete plants located in and near Sacramento, California. This order would affect four sites in which six of our ready-mixed concrete plants operate in northern California. If approved in its current draft form, the order would require all existing ready-mixed concrete plants in the area to retrofit or reconstruct their waste management units to provide impermeable containment of all concrete wastewater and install leak detection systems. It also would require all new ready-mixed concrete plants in the area to be constructed with similar waste management units. The draft order provides that operators of existing ready-mixed concrete plants would have 180 days to apply for coverage under the order, and then one year after coverage is obtained to complete all required retrofitting. In June 2005, the CRWQCB delayed approval of the order to provide the Construction Materials Association of California and various concrete producers time to provide certain information to the CRWQCB for further consideration. Although our actual capital expenditures may vary significantly and will ultimately depend on final regulations, if the order is approved in its current form, the cost of capital improvements to our plants at the four sites in the affected area may be up to $1.0 million per site. Also, if the order is considered and adopted by the California Water Quality Control Board for the San Francisco Bay Region, we might incur similar costs to retrofit our existing plants in that area. At December 31, 2007, we operated 25 ready-mixed concrete plants in northern California, which could be impacted by this order should it be enacted.

Product Warranties

Our operations involve providing ready-mixed concrete, precast concrete products and other concrete formulations or products that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. In the past, we have had significant claims of this kind asserted against us that we have resolved. There currently are, and we expect that in the future there will be, additional claims of this kind asserted against us. If a significant product-related claim is resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

There are risks related to our internal growth and operating strategy.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

▪	attract new customers; and

▪	differentiate ourselves in a competitive market by emphasizing new product development and value-added sales and marketing; hire and retain employees; and reduce operating and overhead expenses.

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

The ready-mixed concrete and precast concrete businesses are seasonal. In particular, demand for our products and services during the winter months are typically lower than in other months because of inclement winter weather. In addition, sustained periods of inclement weather or permitting delays could postpone or delay projects over geographic regions of the United States, and consequently, could adversely affect our business, financial condition, results of operations and cash flows. The relative demand for our products is a function of the highly cyclical construction industry. As a result, our revenues may be adversely affected by declines in the construction industry generally and in our local markets. Our results also may be materially affected by:

▪	the level of residential and commercial construction in our regional markets, including reductions in the demand for new residential housing construction below current or historical levels;

▪	the availability of funds for public or infrastructure construction from local, state and federal sources;

▪	unexpected events that delay or adversely affect our ability to deliver concrete according to our customers’ requirements;

▪	changes in interest rates and lending standards;

▪	the changes in mix of our customers and business, which result in periodic variations in the margins of jobs performed during any particular quarter;

▪	the timing and cost of acquisitions and difficulties or costs encountered when integrating acquisitions;

▪	the budgetary spending patterns of customers;

▪	increases in construction and design costs;

▪	power outages and other unexpected delays;

▪	our ability to control costs and maintain quality;

▪	employment levels; and

▪	regional or general economic conditions.

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

One of our principal growth strategies is to increase our revenues and the markets we serve and to continue selectively entering new geographic markets through the acquisition of additional ready-mixed concrete, precast concrete products, aggregates products and related businesses. We may not be able to acquire suitable acquisition candidates at reasonable prices and on other reasonable terms for a number of reasons, including the following:

▪	the acquisition candidates we identify may be unwilling to sell;

▪	we may not have sufficient capital to pay for acquisitions; and

▪	competitors in our industry may outbid us.

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

Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with competitive advantages. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have competitive advantages over us for jobs that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than we do to invest in new mixer trucks, build plants in new areas or pay for acquisitions also will have competitive advantages over us.

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

In 2006, cement prices continued to rise at rates similar to those experienced in 2005 and 2004, as a result of strong domestic consumption driven largely by historic levels of residential construction that did not abate until the second half of 2006. During 2007, residential construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete. Cement price increases normalized during 2007, while cement supplies were at levels that indicated a low risk of cement shortages in our markets in the near term. Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.

Throughout 2006 and 2007, our product pricing for ready-mixed concrete continued to increase in most of our markets. These price increases allowed us to absorb the rising cost of raw materials (primarily cement, other cementitious materials and aggregates) in 2007. However, in 2006, the rising cost of raw materials outpaced our ability to increase prices and, as a result, our margins were adversely impacted. Gains on increased prices in 2007 were offset in part by higher labor, freight and delivery costs, including rising diesel fuel costs. With the national average of diesel fuel prices having risen 7% in 2007, 13% in 2006 and 33% in 2005, we experienced both increased freight charges for our raw materials, in the form of fuel surcharges, and increased costs to deliver our products. As these costs have become more significant over the last three years, we have instituted fuel surcharges in most of our markets in an attempt to cover these rising costs. We do not have any long-term fuel supply contracts that would protect us from rising fuel costs. Sustaining or improving our margins in the future will depend on market conditions and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

Governmental regulations, including environmental regulations, may result in increases in our operating costs and capital expenditures and decreases in our earnings.

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:

▪	land usage;

▪	street and highway usage;

▪	noise levels; and

▪	health, safety and environmental matters.

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

In March 2005, the California Regional Water Quality Control Board for the Central Valley Region (“CRWQCB”) issued a draft order to regulate discharges of concrete wastewater and solid wastes associated with concrete manufacturing at ready-mixed concrete plants located in and near Sacramento, California. This order would affect four sites in which six of our ready-mixed concrete plants operate in northern California. If approved in its current draft form, the order would require all existing ready-mixed concrete plants in the area to retrofit or reconstruct their waste management units to provide impermeable containment of all concrete wastewater and install leak detection systems. It also would require all new ready-mixed concrete plants in the area to be constructed with similar waste management units. The draft order provides that operators of existing ready-mixed concrete plants would have 180 days to apply for coverage under the order, and then one year after coverage is obtained to complete all required retrofitting. In June 2005, the CRWQCB delayed approval of the order to provide the Construction Materials Association of California and various concrete producers time to provide certain information to the CRWQCB for further consideration. Although our actual capital expenditures may vary significantly and will ultimately depend on final regulations, if the order is approved in its current form, the cost of capital improvements to our plants at the four sites in the affected area may be up to $1.0 million per site. Also, if the order is considered and adopted by the California Water Quality Control Board for the San Francisco Bay Region, we might incur similar costs to retrofit our existing plants in that area. At December 31, 2007, we operated a total of 25 ready-mixed concrete plants in northern California, which could be impacted by this order should it be enacted.

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

We depend on the efforts of our executive officers and, in many cases, on senior management of our businesses. Our success will depend on retaining our senior-level managers and officers. If we cannot achieve this, we cannot be assured that we will be able to recruit and retain new senior-level managers and officers. To the extent we are unable to manage our growth effectively or are unable to attract and retain qualified management personnel, our business, financial condition, results of operations and cash flows could be materially and adversely affected. We do not carry key-person life insurance on any of our employees.

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

As of March 3, 2008, approximately 35% of our employees were covered by collective bargaining agreements, which expire between 2008 and 2012. Of particular note, 512 of our employees are covered by collective bargaining agreements that expire in 2008. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause strikes or other work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such strikes or other work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, the coexistence of union and nonunion employees may lead to conflicts between union and nonunion employees or impede our ability to integrate our operations efficiently. Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

We contribute to 14 multiemployer pension plans. If we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which we cannot independently validate, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans would be material to our business financial condition, results of operations and cash flows.

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

Our operations involve providing products that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. In the past, we have had significant claims of this kind asserted against us that we have resolved. There currently are, and we expect that in the future there will be, additional claims of this kind asserted against us. If a significant product-related claim or claims are resolved against us in the future, that resolution may have a material adverse effect on our business financial condition, results of operations and cash flows.

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

Goodwill represents the amount by which the total purchase price we have paid for acquisitions exceeds our estimated fair value of the net assets acquired. We periodically test our recorded goodwill for impairment and charge expense with any impairment we recognize, but do not otherwise amortize that goodwill. Because our business is cyclical in nature, goodwill could be significantly impaired depending upon when the test for impairment is performed in the business cycle.

During the fourth quarters of 2007 and 2006, we performed our annual test of goodwill which resulted in impairments of $81.9 million and $38.8 million, respectively. The 2006 writedown was related to our Michigan reporting unit and was due to increased competition, and a general economic downturn in Michigan, driven by problems in the automotive business in that region, lower operating profits and a downward trend in cash flows. In 2007, our goodwill impairment included a write-off of the remaining Michigan goodwill on our books and also expanded to an impairment of the goodwill in our South Central region and northern California precast business. Our South Central region and northern California precast business have been severely impacted by the downturn trend in residential construction, increased competition and the economic impact of the change in the geographic mix of sales volume.

As of December 31, 2007, goodwill represented approximately 28.6% of our total assets. We can provide no assurance that future goodwill impairments will not occur. If we determine that any of our remaining balance of goodwill is impaired, we will be required to take an immediate noncash charge to earnings.

As a result of capital constraints and other factors, we may not be able to grow as rapidly as we may desire through acquiring additional businesses.

In addition to our existing working capital and cash from operations, our senior secured credit facility provides us with a significant source of liquidity. Effective March 2, 2007, the facility was increased to provide us a borrowing capacity of up to $150 million, as compared to $105 million of borrowing capacity at December 31, 2006. The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At December 31, 2007, there were no amounts outstanding under the credit facility and the amount of the available credit was approximately $112.6 million, net of outstanding letters of credit of $11.8 million.

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

We currently have a significant amount of debt. As of December 31, 2007, we had approximately $298.5 million of outstanding debt. Our substantial debt and other financial obligations could:

▪	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

▪	require us to dedicate a substantial portion of our cash flow from operations to service payments on our indebtedness, thereby reducing funds available for other purposes;

▪	increase our vulnerability to a downturn in general economic conditions or the industry in which we compete;

▪	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, general corporate and other purposes;

▪	place us at a competitive disadvantage to our competitors; and

▪	limit our ability to plan for and react to changes in our business and the ready-mixed concrete industry.

Our senior secured credit facility and the indenture governing our outstanding 8 ⅜% senior subordinated notes permit us to incur and to guarantee additional indebtedness. We anticipate that any future acquisitions we pursue as part of our strategy may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facility and new securities offerings. If new debt is added to current debt levels, the related risks described above could increase.

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

The indenture governing our $285 million aggregate principal amount of senior subordinated notes and our senior secured credit facility contain covenants that restrict, among other things, our ability to:

▪	incur additional indebtedness and issue preferred stock;

▪	pay dividends;

▪	make asset sales;

▪	make certain investments;

▪	enter into transactions with affiliates;

▪	incur liens on assets to secure other debt;

▪	engage in specified business activities; and

▪	engage in certain mergers or consolidations and transfers of assets.

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

Further tightening of mortgage lending or mortgage financing requirements could adversely affect the residential construction market and prolong the downturn in, or further reduce, the demand for new home construction which began in 2006 and has had a negative effect on our sales volumes and revenues.

During 2007, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, defaults on subprime loans and adjustable-rate mortgages.  In light of these developments, lenders, investors, regulators and other third parties have questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, reduced market values for those securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions. Deterioration in credit quality among subprime and other loans has caused many lenders to eliminate subprime mortgages and other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of new homes.  In general, these developments have been a factor in the downturn of, and have delayed any general improvement in, the housing market.

Approximately 35% of our 2007 sales were to residential construction contractors. Further tightening of mortgage lending or mortgage financing requirements could adversely affect the availability to obtain credit for some borrowers and prolong the downturn in, or further reduce the demand for new home construction, which could have a materially adverse effect on our business and results of operations in 2008. A further downturn in new home construction could also adversely affect our customers focused in this industry segment, possibly resulting in slower payments, higher default rates in our accounts receivable, and an overall increase in working capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Facilities

The table below lists our concrete plants as of March 3, 2008. We believe these plants are sufficient for our current needs. The ready-mixed concrete volumes shown are the volumes from continuing operations each location produced in 2007, except that production volumes related to plants we acquired during the year reflect production from the date of acquisition through year-end.

	Ready-Mixed Concrete Plants					Ready-Mixed Concrete Volume (in thousands
Locations	Fixed	Portable	Total	Precast Plants	Block Plants	of cubic yards)
Ready-Mixed Concrete and Concrete-Related Products Segment:
Northern California	21	4	25	—	—	1,612
Atlantic Region	19	2	21	—	—	1,050
Texas / Southwest Oklahoma	57	2	59	—	—	3,443
Michigan	27	—	27	—	1	1,071
Precast Concrete Products Segment:
Northern California	—	—	—	4	—	—
Southern California/Arizona	—	—	—	3	—	—
Pennsylvania	—	—	—	1	—	—
Total Company	124	8	132	8	1	7,176

The fixed plants listed above are located on approximately 41 sites we own and 48 sites we lease. The lease terms extend to dates that vary from 2008 to 2019. We intend to renew most of the leases expiring in the near term. Of those leases we do not renew, we expect to relocate most of the related plant facilities to future leased or owned sites.

We produce crushed stone aggregates, sand and gravel, from seven aggregates facilities located in Texas and New Jersey. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets. We produced approximately 3.8 million tons of aggregates in 2007, with Texas producing 44% and New Jersey 56% of that total production. In April 2007, we entered into an agreement to lease our sand pit operations in Michigan to the Edward C. Levy Co. as a part of the formation of our 60%-owned Michigan subsidiary. We now receive a royalty based on the volume of product produced and sold from the quarry during the term of the lease.

At December 31, 2007, total estimated reserves are 80 million tons, assuming loss factors of between 10% and 20% for unusable material. We believe these aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with supply for less than 5% of our annual consumption of aggregates.

Equipment

As of March 3, 2008, we operated a fleet of approximately 1,300 owned and leased mixer trucks and 1,588 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our mixer trucks is approximately 6.5 years.

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

We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries should not have a material adverse effect on our business, financial condition, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we can provide no assurance that the resolution of any particular claim or proceeding to which we are a party will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity for the fiscal period in which that resolution occurs. See Note 14 to our Consolidated Financial Statements included in this report for a discussion of an accrual we recorded in 2007 in connection with certain ongoing litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Stock Market under the symbol “RMIX.” As of March 3, 2008, shares of our common stock were held by approximately 542 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

The closing price for our common stock on the Nasdaq Global Select Market on March 3, 2008 was $3.98 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2007		2006
	High	Low	High	Low
First Quarter	$9.25	$6.35	$14.95	$9.21
Second Quarter	$9.48	$7.79	$15.98	$9.95
Third Quarter	$9.05	$6.50	$12.33	$5.22
Fourth Quarter	$6.99	$3.21	$7.30	$5.69

We have not paid or declared any dividends since our formation and currently intend to retain any earnings to fund our working capital and growth initiatives. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 9 to our Consolidated Financial Statements in this report.

PERFORMANCE GRAPH

The following graph compares, for the period from December 31, 2002 to December 31, 2007, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and a peer group index we selected that includes four public companies within our industry. The comparison assumes that (1) $100 was invested on December 31, 2002 in our common stock, the S&P 500 Index and the peer group index and (2) all dividends were reinvested.

The peer group companies at December 31, 2007 for this performance graph are Texas Industries, Inc., Eagle Materials Inc., Martin Marietta Materials, Inc. and Vulcan Materials Company. LaFarge North America, Inc. and Florida Rock Industries, Inc. were included in the peer group used in the performance graph contained in our Proxy Statement for our 2006 Annual Meeting of Stockholders, after which these companies were acquired by third parties. In addition to ready-mixed concrete and concrete-related products, the members of the peer group also have operations in other segments of the building products industry in which we either do not currently operate, or do not operate at a comparable level, such as cement, aggregates and other building products.  These other business segments of peer group members have an affect on cumulative stockholder return over the covered period.

*$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2007, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans. These plans use or are based on shares of our common stock.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column)
Equity compensation plans approved by security holders	1,628,683	$7.36	845,780
Equity compensation plans not approved by security holders (1)	349,248	$6.48	364,714
Total	1,977,931

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

Issuer Purchases of Equity Securities

In the fourth quarter of 2007, we purchased 7,468 shares of our common stock in private transactions from employees who elected for us to make their  required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations. The following table provides information regarding those repurchases:

Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 2007	2,525	$6.59	None	None
November 2007	4,585	$8.54	None	None
December 2007	358	$3.54	None	None

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

	Year Ended December 31(4)
	2007(1)	2006(2)	2005	2004(3)	2003
Statement of Operations Data:
Sales	$803,803	$728,510	$525,637	$455,876	$430,175
Income (loss) from continuing operations, net of tax	$(63,760)	$(7,303)	$14,431	$(10,360)	$11,883
Income (loss) from discontinued operations, net of tax	$(5,241)	$(787)	$(1,819)	$(179)	$(1,580)
Net income (loss)	$(69,001)	$(8,090)	$12,612	$(10,539)	$10,303

Earnings (Loss) Per Share Data:
Basic income (loss) per share from continuing operations	$(1.67)	$(0.20)	$0.50	$(0.37)	$0.42
Income (loss) from discontinued operations, net of tax	$(0.14)	$(0.02)	$(0.06)	$–	$(0.05)
Basic net income (loss) per share	$(1.81)	$(0.22)	$0.44	$(0.37)	$0.37
Diluted income (loss) per share from continuing operations	$(1.67)	$(0.20)	$0.49	$(0.37)	$0.42
Income (loss) from discontinued operations, net of tax	$(0.14)	$(0.02)	$(0.06)	$–	$(0.05)
Diluted net income (loss) per share	$(1.81)	$(0.22)	$0.43	$(0.37)	$0.37

Balance Sheet Data (at end of period):
Total assets	$647,256	$716,646	$494,043	$449,159	$400,974
Total debt (including current maturities)	$298,500	$303,292	$201,571	$200,777	$155,039
Total stockholders’ equity	$205,105	$269,577	$184,921	$168,849	$176,711

Statement of Cash Flow Data:
Net cash provided by operating activities	$44,338	$39,537	$41,229	$34,423	$26,692
Net cash used in investing activities	$(34,084)	$(230,679)	$(58,563)	$(11,597)	$(17,259)
Net cash provided by (used in) financing activities	$(4,208)	$176,292	$1,281	$9,770	$(7,007)

Ready-mixed Concrete Data
Average selling price per cubic yard	$91.70	$88.23	$86.42	$77.43	$77.20
Sales volume in cubic yards from continuing operations	7,176	6,679	4,734	4,519	4,504

(1)
The 2007 results include an impairment charge of $76.4 million, net of tax, in the fourth quarter pursuant to our annual review of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  Also in 2007, we discontinued the operations of three business units in certain markets. The financial data for years prior to 2007 have been restated to segregate the effects of the operations of those discontinued units.

(2)
The 2006 results include an impairment charge of $26.8 million, net of tax, primarily to reduce the carrying value of goodwill associated with our Michigan assets pursuant to our annual review of goodwill in accordance with SFAS No. 142.

(3)
The 2004 results include a loss on early extinguishment of debt of $28.8 million ($18.0 million, net of tax), which consisted of $25.9 million in premium payments to holders of our prior subordinated notes and a write-off of $2.9 million of debt issuance costs associated with our debt repayments.

(4)	All data presented in each year has been restated to reflect the effect of our fourth quarter of 2007 decision to dispose of certain of our operations.

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

Our Business

We operate our business in two business segments: ready-mixed concrete and concrete-related products; and precast concrete products.

Ready-Mixed Concrete and Concrete-Related Products. Our ready-mixed concrete and concrete-related products segment is engaged primarily in the production, sale and delivery of ready-mixed concrete to our customer’s job sites. To a lesser extent, this segment is engaged in the mining and sale of aggregates; and the resale of building materials, primarily to our ready-mixed concrete customers. We provide these products and services from our operations in north and west Texas, northern California, New Jersey, Washington, D.C., Michigan and Oklahoma.

Precast Concrete Products. Our precast concrete products segment engages principally in the production, distribution and sale of precast concrete products from its eight plants located in California, Arizona and Pennsylvania. From these facilities, we produce precast concrete structures such as utility vaults, manholes and other wastewater management products, specialty engineered structures, curb-inlets, catch basins, retaining and other wall systems, custom designed architectural products and other precast concrete products.

Our Markets

We derive substantially all our revenues from the sale of ready-mixed concrete, precast concrete and concrete-related products to the construction industry in the United States. We typically sell our products under purchase orders that require us to formulate, prepare and deliver the product to our customers’ job sites. We recognize sales from these orders when we deliver the ordered products. The principal states in which we operate are Texas (35% of 2007 sales and 28% of 2006 sales), California (32% of 2007 sales and 36% of 2006 sales), New Jersey (14% of 2007 sales and 17% of 2006 sales) and Michigan (11% of 2007 sales and 10% of 2006 sales). We serve substantially all segments of the construction industry in our markets, and our customers include contractors for commercial and industrial, residential, street and highway and public works construction. The approximate percentages of our concrete product sales by construction type activity were as follows in 2007 and 2006:

	2007	2006
Commercial and industrial	49%	47%
Residential	35%	39%
Street and highway	9%	7%
Other public works	7%	7%

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

On average, during 2007 we experienced improved pricing trends in ready-mixed concrete in all of our major markets, as compared to 2006. Sustaining or improving our margins in the future will depend on market conditions, including the continued potential for further softening in the residential sector and our ability to increase or maintain our product pricing or realize gains in productivity to offset further potential increases in raw materials and other costs.

Ready-mixed concrete sales volumes have generally declined in 2007 as compared to 2006 on a same-plant-sales basis, reflecting a sustained downward trend in residential construction activity in all of our markets and the impact of adverse weather conditions, primarily in our north and west Texas markets early in the summer months. We expect the construction downturn to continue in 2008, in both residential and commercial end-use markets, resulting in ready-mixed concrete sales volumes being down on a same-plant-sales basis in 2008 in most of our markets as compared to 2007 volumes.

Our Michigan market remains subject to a prolonged economic downturn, which is projected to continue throughout 2008. As a result, our 60%-owned Michigan subsidiary, which was formed in April 2007 has experienced same-plant-sales volume declines. At the same time, pricing has improved in 2007, as compared to the corresponding period in 2006 (including the results of the operations contributed to the subsidiary by the Edw. C. Levy Co.). We have made substantial modifications to our operating structure in Michigan in 2006 and 2007, which we believe will bring our operations more in line with the market demand we anticipate for 2008. We maintain a strong competitive position in Michigan and believe we are well positioned for growth when the Michigan economy begins to recover.

Demand for our products in our precast concrete products segment decreased in 2007, as compared to 2006. This decline is reflective of the decline in residential construction starts in our northern California and Phoenix, Arizona markets, where our precast business has been heavily weighted toward products used in new residential construction projects. We are in the process of refocusing our product lines and streamlining our operations in these markets to better serve the existing demand and penetrate additional end-use markets.

Cement and Other Raw Materials

We obtain most of the raw materials necessary to manufacture ready-mixed concrete and precast concrete products on a daily basis. These materials include cement, and aggregates (stone, gravel and sand), in addition to certain chemical admixtures. With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Typically, cement represents the highest cost material used in manufacturing a cubic yard of ready-mixed concrete, while the cost of aggregates used is slightly less than the cement cost. In each of our markets, we purchase each of these materials from several suppliers. Chemical admixtures are generally purchased from single suppliers under national purchasing agreements.

In 2007, cement and aggregates pricing moderated as compared to the price increases we experienced in raw materials in 2005 and 2006. We negotiate with suppliers both on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates. We anticipate that the residential construction downturn that began in the second half of 2006 will continue through 2008, and, therefore commercial construction and other building segments will comprise a larger percentage of overall product demand. We do not expect to experience cement shortages during 2008. Today, in most of our markets, we believe there is an adequate supply of aggregates. Should demand for aggregates increase significantly, we could experience escalating prices or shortages of aggregates.

Acquisitions

Since our inception in 1999, our growth strategy has contemplated acquisitions. We purchased three businesses in 2005, six businesses in 2006 and two businesses in 2007. We also formed a jointly owned limited liability company with another company in Michigan in 2007. (Please read “— Liquidity and Capital Resources — Acquisitions” for further information regarding our recent acquisitions.) The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved can affect our operations and results.

Divestitures

In the fourth quarter of 2007, we began to implement our strategy of exiting markets that do not meet our performance and return criteria nor fit our long-term strategic objectives. We sold our Knoxville, Tennessee and Wyoming, Delaware operations in November of 2007 for $16.5 million, plus certain adjustments to working capital. Also in the fourth quarter, we made a decision to sell our Memphis, Tennessee operations. We subsequently completed the sale of our Memphis, Tennessee operations for $7.2 million plus the payment for certain inventory-on-hand at closing in February of 2008 (See Notes 3 and 19 to our consolidated financial statements included in this report). Each of these operations have been aggregated and presented in our accompanying Consolidated Financial Statements as “discontinued operations”.

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

During the second half of 2007, we began a process to select a new enterprise resource planning solution to provide for enhanced control, business efficiency and effectiveness, more timely and consistent reporting of both operational and financial data, and provide a platform to more adequately support our long-term growth plans. In the fourth quarter, a plan of implementation was approved which anticipates a phased implementation across our regions during the course of 2008 and into early 2009.

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

In July 2007, the Financial Accounting Standards Board issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which was effective for us as of the interim reporting period beginning January 1, 2007. Under FIN 48, the impact of an uncertain income tax position on the income tax provision must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. See Note 1 to our Consolidated Financial Statements included in this report.

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

Allowance for Doubtful Accounts

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables and provide for estimated losses on accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance, and accounts receivable that we write off our books decrease the allowance. We determine the amount of bad debt expense we record each period and assess the resulting adequacy of the allowance at the end of each period by using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our bad debt exposure. Our allowance for doubtful accounts was $3.1 million as of December 31, 2007 and $2.6 million as of December 31, 2006.

Goodwill

We record as goodwill the amount by which the total purchase price we pay for our acquisitions exceeds our estimated fair value of the net assets we acquire. We test our recorded goodwill annually for impairment and charge income with any impairment we recognize, but we do not otherwise amortize that goodwill. Because our business is cyclical in nature, goodwill could be significantly impaired depending upon when the test for impairment is performed in the business cycle. The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We use a variety of valuation approaches, primarily the discounted future cash flow approach, to arrive at these estimates. These approaches entail making numerous assumptions respecting future circumstances, such as general or local industry or market conditions, and, therefore, are uncertain. We did not record a goodwill impairment in 2005. In 2006, we recorded a $38.8 million goodwill impairment associated with our Michigan operations. In 2007, we recorded goodwill impairments of $81.9 million relating to our Michigan and South Central regions and our northern California precast business. We can provide no assurance that future goodwill impairments will not occur. Our goodwill balance was $185.0 million as of December 31, 2007 and $251.5 million at December 31, 2006. See Note 2 to our Consolidated Financial Statements included in this report for additional information about our goodwill.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. For 2007, 2006, and 2005, we believe our workers’ compensation, automobile and general liability per occurrence retentions were consistent with industry practices, although there are variations among our business units. We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $12.3 million as of December 31, 2007 (compared to $11.1 million as of December 31, 2006), which is currently classified in accrued liabilities.

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

We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Subsequently recognized tax benefits associated with valuation allowances, recorded in connection with a business combination, will be recorded as an adjustment to goodwill. We recorded no valuation allowance at December 31, 2007 or December 31, 2006.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Notes 1 and 11 to the Consolidated Financial Statements for further discussion.

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

	Year Ended December 31
	2007		2006		2005
	(amounts in thousands, except selling prices)
Sales:
Ready-mixed concrete and concrete-related products	$745,384	92.7	$655,724	90.0	$455,808	86.7
Precast concrete products	73,300	9.1	80,915	11.1	71,900	13.7
Inter-segment sales	(14,881)	(1.8)	(8,129)	(1.1)	(2,071)	(0.4)
Total sales	$803,803	100%	$728,510	100%	$525,637	100%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related Products	$608,043	75.6	$534,571	73.4	$372,603	70.9
Precast concrete products	55,589	6.9	59,589	8.2	51,766	9.8
Goodwill and other asset impairments	82,242	10.2	38,948	5.3	—	—
Selling, general and administrative expenses	69,669	8.7	61,397	8.4	49,960	9.5
Depreciation, depletion and amortization	28,882	3.6	20,141	2.8	12,102	2.3
Income (loss) from operations	(40,622)	(5.1)	13,864	1.9	39,206	7.5
Interest income	114	—	1,601	0.2	853	0.2
Interest expense	28,092	3.5	23,189	3.2	18,172	3.5
Other income, net	3,587	0.4	1,769	0.2	1,930	0.4
Minority interest in consolidated subsidiary	(1,301)	(0.2)	—	—	—	—
Income (loss) from continuing operations before income tax provision	(63,712)	(7.9)	(5,955)	(0.8)	23,817	4.5
Income tax provision	48	0.0	1,348	0.2	9,386	1.8
Income (loss) from continuing operations	(63,760)	(7.9)	(7,303)	(1.0)	14,431	2.7
Loss from discontinued operations, net of tax	(5,241)	(0.7)	(787)	(0.1)	(1,819)	(0.3)
Net income (loss)	$(69,001)	(8.6)%	$(8,090)	(1.1)%	$12,612	2.4%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$91.70		$88.23		$86.44
Sales volume in cubic yards	7,176		6,679		4,734

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	$605.8		$594.9		$594.2
Ready-mixed concrete used in production in cubic yards	121		136		121

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Sales.

Ready-mixed concrete and concrete-related products. Sales of ready-mixed concrete and concrete-related products increased $89.7 million, or 13.7%, from $655.7 million in 2006 to $745.4 million in 2007. Our ready-mixed sales volume for 2007 was approximately 7.2 million cubic yards, up 7.4% from the 6.7 million cubic yards of concrete we sold in 2006. Excluding the volumes associated with acquired operations, on a same-plant-sales basis our 2007 ready-mixed volumes were down approximately 14.9% from 2006. The decline reflects the continuing downturn in residential home construction activity that began in the second half of 2006 in all of our markets and the impact of adverse weather conditions during the spring and summer seasons, especially in our north and west Texas markets. Offsetting the effects of lower sales volumes was the approximate 3.9% rise in the average sales price per cubic yard of ready-mixed concrete during 2007, as compared to 2006, and increased sales of aggregates (including those from the aggregate operations we acquired in the fourth quarter of 2006).

Precast concrete products. Sales in our precast concrete products segment were down $7.6 million, or 9.4%, from $80.9 million in 2006 to $73.3 million in 2007. This decrease reflects an $11.6 million, or 14.4%, drop in revenue resulting from the downturn in residential construction in our California and Phoenix, Arizona markets. The overall lower performance of our precast segment was tempered by sales of $4.0 million generated by the acquisition made in October 2007 in our Atlantic region.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment increased $73.4 million, or 13.7%, from $534.6 million in 2006 to $608.0 million in 2007. The increase was primarily associated with higher sales volume, higher delivery costs and moderately higher raw materials costs in 2007. Cost of goods sold before depreciation, depletion and amortization, as a percentage of ready-mixed concrete and concrete-related product sales of 81.6% for 2007 was flat as compared to the 2006 periods, reflecting our ability in 2007 to maintain our margins in a period of rising raw materials, labor and fuel costs.

Precast concrete products. The reduction in cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment of $4.0 million, or 6.7%, from $59.6 million in 2006 to $55.6 million in 2007, was primarily related to the 12.0% reduction in the volume of ready-mixed concrete used in production, which is reflective of the declining residential construction market that has been impacting our California and Phoenix, Arizona precast markets since the second half of 2006. As a percentage of precast concrete sales, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose from 73.6% in 2006 to 75.8% in 2007 reflecting decreased efficiency in our plant operations in California and Phoenix, Arizona, resulting from lower demand for our primarily residential product offerings in these markets.

Goodwill and other asset impairments. In the fourth quarter of each year, we test our recorded goodwill for impairment and charge expense with any impairment we recognize. During the fourth quarter of 2007, we performed our annual test, which resulted in an impairment of $81.9 million primarily triggered by the downturn in most of our markets in 2007 brought about by the deterioration in the residential housing sector and the resultant impact that had on the market value of certain of our businesses. Our 2007 goodwill impairment related to our Michigan and South Central regions and our northern California precast business. During the fourth quarter of 2006, we performed our annual test, which resulted in an impairment of $38.8 million associated with our Michigan operations.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $8.3 million, or 13.5%, from $61.4 million in 2006 to $69.7 million in 2007. As a percentage of sales, selling, general and administrative expenses increased from 8.4% in 2006 to 8.7% in 2007. Selling, general and administrative expenses were higher in 2007, as compared to 2006, primarily due to higher compensation costs, including personnel costs and other administrative expenses from acquired businesses, professional fees and the effect of an initiative in the fourth quarter to implement an enterprise resource planning system.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $8.8 million, or 43.4%, from $20.1 million in 2006 to $28.9 million in 2007. The increase was attributable primarily to the two acquisitions, and the formation of our 60%-owned Michigan subsidiary completed in 2007 and higher capital expenditures in 2006. Also contributing to this increase has been the decision we made in late 2005 to discontinue our practice of leasing a portion of our annual rolling stock requirements. See “- Liquidity and Capital Resources - Future Capital Requirements” for additional discussion of this leasing activity.

Interest income. Interest income decreased $1.5 million from $1.6 million in 2006 to $0.1 million in 2007, due to a higher average cash balances in 2006 as compared to 2007, primarily in the first half of the year, resulting from our common stock issuance in February 2006.

Interest expense. Interest expense increased $4.9 million, or 21.1%, from $23.2 million in 2006 to $28.1 million in 2007. The increase in interest expense in 2007, as compared to 2006, was attributable primarily to our additional senior subordinated notes offering in July 2006, and additional borrowings during 2007 under our senior secured credit facility to fund our acquisition program.

Income tax provision.  We recorded a provision for income taxes of less than $0.1 million in 2007 and a provision for income taxes of $1.3 million in 2006. Our estimated annualized effective tax rate was nil for the full year ended December 31, 2007 and a negative rate of 22.6% for the full year ended December 31, 2006. The effective income tax rate for 2007 was lower than the federal statutory rate primarily due to nondeductible goodwill associated with our goodwill impairment in the fourth quarter of 2007, state income taxes and settlement of certain tax contingencies.

In the fourth quarter of 2007, we decided to dispose of three operations. We sold two of these operations prior to December 31, 2007. The results of operations, gain/loss on disposal and impairment of fair value of the remaining unit, along with the two operations which were sold prior to year-end have been reflected as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The discontinued operations generated a pretax loss of approximately $9.1 million and a corresponding tax benefit of $3.9 million in the fourth quarter of 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Sales.

Ready-mixed concrete and concrete-related products. Sales of ready-mixed concrete and concrete-related products increased $199.9 million, or 43.9%, from $455.8 million in 2005 to $655.7 million in 2006. This increase was primarily attributable to a 43.9% increase in ready-mixed concrete sales volumes and a 2.0% increase in the average sales price of ready-mixed concrete. The increase in ready-mixed concrete sales volumes in 2006 was largely associated with the acquisitions made during 2006 and at the end of 2005. During 2006, the increase in ready-mixed concrete volumes associated with acquisitions was partially offset by the slowdown in residential construction, primarily of single-family homes in the majority of our markets. We realized price improvements in all of our markets during the year, primarily tracking increases in our raw materials costs. Our overall average ready-mixed concrete price improvement in 2006, as compared to 2005, was tempered by the acquisition we made in July 2006 in our Texas market, where prices are generally lower than our other markets.

Precast concrete products.  Sales in our precast concrete products segment were up $9.0 million, or 12.5%, from $71.9 million in 2005 to $80.9 million in 2006. This increase reflected a 12.5% increase in the volume of ready-mixed concrete used in production in 2006, as compared to 2005, which was mostly attributable to the two acquisitions made in our precast concrete products segment during 2006. Those acquisitions significantly increased our production capacity and diversified our product line. Our two acquisitions included product lines that had lower average selling prices per cubic yard of concrete used in production than the historical product mix of this segment, which resulted in the average selling price per cubic yard of concrete used in production in 2006 being only slightly higher than in 2005.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment increased $162.0 million, or 43.5%, from $372.6 million in 2005 to $534.6 million in 2006. Cost of goods sold before depreciation, depletion and amortization for this segment as a percentage of sales decreased slightly from 81.7% in 2005 to 81.5% in 2006. The overall increase in cost of goods sold before depreciation, depletion and amortization was attributable primarily to the 41.1% increase in ready-mixed concrete sales volumes in 2006, as compared to 2005, resulting from the acquisitions we made in this segment in the fourth quarter of 2005 and in 2006, along with raw materials cost increases (primarily cement and aggregates). The decrease in cost of goods sold before depreciation, depletion and amortization as a percentage of sales in this segment in 2006, as compared to 2005, reflects operational cost efficiency maintained within our plants, while raw materials costs (primarily cement and aggregates) increased substantially in 2006.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment increased $7.8 million, or 15.1%, from $51.8 million in 2005 to $59.6 million in 2006. Cost of goods sold before depreciation, depletion and amortization as a percentage of segment sales increased from 72.0% in 2005 to 73.6% in 2006. The increase in cost of goods sold before depreciation, depletion and amortization for the precast concrete products segment is associated primarily with the 12.3% increase in the volume of ready-mixed concrete used in production arising from the two acquisitions made in this segment during 2006, along with higher raw materials costs (primarily ready-mixed concrete). The increase in cost of goods sold as a percentage of segment sales was largely attributable to an increase in sales of higher volume and lower margin precast products, such as manholes and certain wall systems sold in 2006, as compared to 2005, and production delays and a resulting reduction in efficiency at our Pleasanton location as a result of the consolidation of our Santa Rosa production capacity to Pleasanton in early 2006. Price increases in 2005 generally tracked the increased cost of ready-mixed concrete, steel and labor.

Goodwill and other asset impairments. In the fourth quarter of each year, we test our recorded goodwill for impairment and charge expense with any impairment we recognize. During the fourth quarter of 2006, we performed our annual test, which resulted in an impairment of $38.8 million associated with our Michigan operations. No such impairments were required in 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $11.4 million, or 22.9%, from $50.0 million in 2005 to $61.4 million in 2006. As a percentage of sales, selling, general and administrative expenses decreased from 9.5% in 2005 to 8.4% in 2006. Selling, general and administrative expenses were higher in 2006, as compared to 2005, primarily due to higher compensation costs, including personnel costs and other administrative expenses from acquired businesses.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $8.0 million, or 66.4%, from $12.1 million in 2005 to $20.1 million in 2006. The increase was attributable primarily to the six acquisitions made during 2006, the two acquisitions made in the fourth quarter of 2005, and higher capital expenditures in 2006.

Interest income. Interest income increased $0.7 million, from $0.9 million in 2005 to $1.6 million in 2006, primarily as a result of a higher average cash balance in 2006, as compared to 2005, primarily in the first half of the year, resulting from our common stock issuance in February 2006.

Interest expense. Interest expense increased $5.0 million, or 27.6%, from $18.2 million in 2005 to $23.2 million in 2006. The increase in interest expense in 2006, as compared to 2005, was attributable primarily to our additional senior subordinated debt offering in July 2006, additional borrowings under our senior secured credit facility and the assumption of certain indebtedness in connection with our acquisition in the third quarter of 2006.

Income tax provision. We recorded a provision for income taxes of $1.3 million in 2006, compared to a provision for income taxes of $9.4 million in 2005. Our estimated annualized effective tax rate was negative 22.6% for the full year ended December 31, 2006 and 39% for the full year ended December 31, 2005. The effective income tax rate for 2006 was lower than the federal statutory rate, primarily due to nondeductible goodwill associated with our goodwill impairment in the fourth quarter of 2006 and state income taxes.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal working capital requirements, purchasing properties and equipment, acquiring new businesses under our acquisition program and paying cash interest expense under our 8⅜% senior subordinated notes due in April 2014 and cash interest expense on borrowings if any under our senior secured revolving credit facility that is scheduled to expire in March 2011. In addition to cash and cash equivalents of $14.9 million at December 31, 2007 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. At December 31, 2007, we had $112.6 million of available credit, net of outstanding letters of credit of $11.8 million. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods and the cash interest payment on our senior subordinated notes on April 1 and October 1 of each year. Generally, in the fourth quarter of each year, our working capital borrowings decline and are at their lowest annual levels in the first quarter of the following year.

The principal factors that could adversely affect the amount of our internally generated funds include:

▪	any deterioration of sales because of weakness in the markets in which we operate;

▪	any decline in gross margins due to shifts in our project mix;

▪	any deterioration in our ability to collect our accounts receivable from customers as a result of further weakening in residential and other construction demand; and

▪	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

▪	covenants contained in the Credit Agreement governing our senior revolving credit facility and the indenture governing our 8⅜% senior subordinated notes;

▪	volatility in the markets for corporate debt and any additional market instability which may result from the effect of subprime loan default rates; and

▪	fluctuations in the market price of our common stock or 8⅜% senior subordinated notes.

The following key financial measurements reflect our financial position and capital resources as of December 31, 2007, 2006 and 2005 (dollars in thousands):

	2007	2006	2005
Cash and cash equivalents	$14,850	$8,804	$23,654
Working capital	$88,129	$82,897	$62,801
Total debt	$298,500	$303,292	$201,571
Available credit [1]	$112,600	$82,400	$86,400
Debt as a percent of capital employed	59.3%	53.0%	52.2%

1) Based on eligible borrowing base, net of outstanding letters of credit and borrowings outstanding under our senior secured revolving credit facility.

Our cash and cash equivalents consist of highly liquid investments in deposits and money market funds we hold at major financial institutions.

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004. The Credit Agreement, as amended to date, provides us with a revolving credit facility of up to $150 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At December 31, 2007, there were no borrowings under this facility and new borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate of 7.25% plus 0.25%. Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility. The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At December 31, 2007, the amount of the available credit was approximately $112.6 million, net of outstanding letters of credit of approximately $11.8 million.

Our subsidiaries, excluding our recently formed 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement. In addition, we collateralized the facility with the capital stock of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding our 60%-owned Michigan subsidiary, most of the assets of the aggregates quarry in northern New Jersey and other real estate owned by us or our subsidiaries. The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million, or 5%, of consolidated revenues in the prior 12 months, and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change of control events would constitute events of default.

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

We made interest payments of approximately $26.7 million in 2007 and $19.6 million in 2006, primarily associated with our senior subordinated notes.

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC, our 60%-owned Michigan subsidiary, has a separate credit agreement which provides for a revolving credit facility. The credit agreement was amended on February 29, 2008 and allows for borrowings of up to $20 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables and inventory and $5 million plus $1.5 million for the period January 1 and ending May 31 of each year.  The credit agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  As of December 31, 2007, there were $7.8 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $8.6 million.

       Currently, borrowings under the facility are subject to an interest pricing grid ranging from LIBOR plus 125 basis points to LIBOR plus 250 basis points. The interest rate margins vary inversely with a ratio of funded debt to EBITDA.  Commitment fees at an annual rate of 25 basis points are payable on the unused portion of the facility.

      The credit agreement contains covenants restricting, among other things, Superior Materials Holdings’ distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to be at least $6.0 million for the nine months ended December 31, 2007.  Superior Materials Holdings, LLC was not in compliance with the quarterly EBITDA financial covenant for the quarters ended September 30, 2007 and December 31, 2007.  However, the lender has waived its default rights under the credit facility with respect to this noncompliance and amended its financial covenants for 2008.

U.S. Concrete and its 100%-owned subsidiaries are not obligors or guarantors pursuant to the terms of Superior Materials Holdings LLC debt facility.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest. The estimated aggregate fair value of our 8⅜% senior subordinated notes at year-end was approximately $248.8 million in 2007 and $278.6 million in 2006.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies.  Debt ratings and outlooks as of March 3, 2008 were as follows:

	Rating	Outlook
Moody’s
Senior subordinated notes	B2
LT corporate family rating	B1	Rating under review

Standard & Poor’s
Senior subordinated notes	B-
Corporate credit	B+	Stable

These debt ratings are not recommendations to buy, sell or hold our securities, and they may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. On March 3, 2008, Moody’s Investor Service placed our rating and outlook under review for possible downgrade.

Future Capital Requirements

For 2008, our capital expenditures are expected to be in the range of $25 million to $30 million, including maintenance capital, developmental capital, rolling stock replacement, costs associated with our enterprise resource planning systems implementation and certain plant relocation costs. In prior years, we leased a higher percentage of our mixer trucks and other rolling stock under operating leases due to lower long-term interest rates and our inability to recover the associated tax benefits in those years. In 2007, we purchased a greater percentage of this equipment, primarily as a result of our ability to recover the associated tax benefits, and expect to purchase versus lease equipment in 2008.

Our management believes, on the basis of current expectations, that our cash on hand, internally generated cash flow and borrowings under our existing credit facilities will be sufficient to provide the liquidity necessary to fund our operations and meet our planned capital expenditure and debt-service requirements for at least the next 12 months.

Cash Flow

Our consolidated cash flows for each of the past three years are presented below (in thousands):

	Year Ended December 31
	2007	2006	2005

Operating activities	$44,338	$39,537	$41,229
Investing activities	(34,084)	(230,679)	(58,563)
Financing activities	(4,208)	176,292	1,281
Net cash provided by (used in) operating, investing and financing activities	$6,046	$(14,850)	$(16,053)

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $44.3 million in the year ended December 31, 2007 increased $4.8 million from the net cash provided in the year ended December 31, 2006. The increase was principally due to higher receivable collections in 2007 and certain liability payments associated with acquired businesses in 2006, which did not occur in 2007. Net cash provided by operating activities of $39.5 million in the year ended December 31, 2006 decreased $1.7 million from the net cash provided in the year ended December 31, 2005. This decrease was principally a result of higher use of working capital and an increase in cash income taxes, partially offset by higher operating income before noncash impairments of goodwill and other assets.

Our net cash used in investing activities of $34.1 million in the year ended December 31, 2007 decreased $196.6 million from the net cash used in investing activities in the year ended December 31, 2006, primarily due to fewer acquisitions and $11.2 million lower capital expenditures, net of proceeds, in 2007, offset slightly by the proceeds we received from our disposition of two business units near the end of 2007. Net cash used in investing activities of $230.7 million in the year ended December 31, 2006 increased $172.1 million from the net cash used in the year ended December 31, 2005, primarily because of acquisitions we made in 2006. Capital expenditures increased by $24.0 million during the year ended December 31, 2006, primarily as a result of our decision to buy rather than lease the mixer trucks and other rolling stock included in our capital plan for 2006.

Our net cash used in financing activities of $4.2 million decreased $180.5 million from the net cash provided by financing activities of $176.3 million in 2006. The change was primarily attributable to our 2006 issuances of common stock and senior subordinated notes. Our cash and cash equivalents, which totaled $8.8 million at December 31, 2006, increased to $14.9 million at December 31, 2007.  Our net cash provided by financing activities of $176.3 million in the year ended December 31, 2006 increased $175.0 million from the net cash provided in the year ended December 31, 2005. This increase was primarily attributable to our February 2006 common stock issuance, our July 2006 senior subordinated notes issuance and proceeds from the issuance of common stock under our incentive compensation plans. Our cash and cash equivalents, which totaled $8.8 million at December 31, 2006, decreased $14.9 million from December 31, 2005.

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

Our historical net cash provided by operating activities and free cash flow is as follows (in thousands):

	Year Ended December 31
	2007	2006	2005
Net cash provided by operating activities	$44,338	$39,537	$41,229
Less: Purchases of properties and equipment, net of disposals of $2,574, $3,699 and $713	(27,145)	(38,232)	(17,253)
Free cash flow	$17,193	$1,305	$23,976

Acquisitions

In October 2007, we acquired the operating assets, including working capital and real property, of Architectural Precast, LLC (“API”), a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the Atlantic region, for $14.5 million plus a $1.5 million contingency based on the future earnings of API.

In June 2007, we acquired two ready-mix concrete plants, including real property and certain raw material inventories, in our west Texas market for approximately $3.6 million.

In April 2007, we formed a joint venture (Superior Materials Holdings, LLC), with the Edw. C. Levy Co., which operates in Michigan. Under the contribution agreement, we contributed substantially all of our ready-mixed concrete and concrete-related products assets, except our quarry assets and working capital, in Michigan in exchange for a 60% ownership interest, while the Edw. C. Levy Co. contributed all of its Michigan ready-mixed concrete and related concrete products assets, its 24,000 ton cement terminal and $1.0 million for a 40% ownership interest. The 60%-owned Michigan subsidiary currently owns and operates 26 ready-mixed concrete plants, one portable plant, one concrete block plant, a 24,000-ton cement terminal and approximately 303 ready-mixed concrete trucks.

In November 2006, we acquired a small ready-mixed concrete operation and sand and gravel quarry in Breckenridge, Texas. We paid $3.0 million in cash and effectively assumed approximately $0.4 million in interest-bearing debt.

In October 2006, we acquired certain aggregates assets located in New Jersey from Pinnacle Materials, Inc. for $12.5 million in cash. The assets consist of a granite quarry with approximately 15.6 million tons of reserves and an estimated useful life of 20 years, and a natural sand pit with approximately 9.1 million tons of reserves and an estimated 10-year life.

In July 2006, we acquired all of the outstanding equity interests in Alberta Investments, Inc. and Alliance Haulers, Inc. for $165.0 million, subject to specified adjustments. At the time of the acquisition, Alberta Investments conducted the substantial majority of its business through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P. Redi-Mix operated 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex. Ingram Enterprises operated 17 ready-mixed concrete plants and three sand and gravel plants in west Texas. Alliance Haulers provided cement and aggregates hauling services with a fleet of approximately 260 hauling trucks owned by Redi-Mix and third-party haulers in the markets covered by Redi-Mix and Ingram.

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

In December 2005, we acquired substantially all the operating assets of Go-Crete and South Loop Development Corporation, which produced and delivered ready-mixed concrete from six plants and mined sand and gravel from a quarry in the greater Dallas/Fort Worth, Texas market. We purchased the assets for approximately $27.5 million in cash and assumed certain capital lease liabilities with a net present value of about $2.0 million.

In November 2005, we acquired substantially all the operating assets, including real property, of City Concrete Company, City Concrete Products, Inc. and City Transports, Inc., which produced and delivered ready-mixed concrete from five plants in the greater Memphis, Tennessee and northern Mississippi area, for approximately $14.3 million in cash.

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

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2007 (in millions).

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$297.8	$2.8	$11.2	$—	$283.8
Interest on debt (1)	155.1	23.9	47.7	47.7	35.8
Capital leases	0.7	0.3	0.2	0.2	—
Operating leases	41.9	14.1	16.4	5.7	5.7
Total	$495.5	$41.1	$75.5	$53.6	$325.3

(1)	Interest payments due under our 8⅜% senior subordinated notes.

The following are our commercial commitment expirations as of December 31, 2007 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$11.8	$6.1	$5.7	$—	$—
Purchase obligations	4.5	4.5	—	—	—
Performance bonds	26.7	25.0	1.7	—	—
Total	$43.0	$35.6	$7.4	$—	$—

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued employment costs, income tax contingencies, minority interest, insurance accruals and other accruals. Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable. As of December 31, 2007, the total unrecognized tax benefit related to uncertain tax positions was $6.4 million. We estimate that none of this will be paid within the next twelve months.

Share Repurchase Plan

On January 7, 2008 our Board of Directors approved a plan to repurchase an aggregate three million shares of our own common stock. Based on the $2.87 closing market price at the time of the announcement, this represents the use of approximately $9.0 million of available cash on hand as of December 31, 2007. The plan permits the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with securities and other applicable laws, subject to market and business conditions, levels of cash generated from operations, and other relevant factors. We intend to retire the shares as soon as practicable following repurchase. Our stock repurchase plan does not obligate us to purchase any particular number of shares and we may suspend or discontinue the program at any time. As of March 3, 2008, we had not begun to repurchase shares of our own stock under this plan.

Other

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows. As a result of this process, in the past we have sought, and in the future we may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of our common stock; modify our dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage our liquidity and capital resources. In the normal course of our business, we may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the ready-mixed concrete or related businesses. In the event of any acquisition or joint venture transaction, we may consider using available cash, issuing equity securities or increasing our indebtedness to the extent permitted by the agreements governing our existing debt. See Note 9 to our Consolidated Financial Statements included in Item 8 of this report.

Inflation

Inflation did not significantly affect our results of operations in any of the past three years. However, cement prices and certain other raw material prices, including aggregates and diesel fuel prices have generally risen faster than regional inflationary rates. The impact of these price increases was partially mitigated by price increases we have obtained for our products in 2006 and 2005. In 2007, prices for our products increased at a rate similar to, or greater than, the rate of increase in our raw materials costs and fuel.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values. At December 31, 2007 and 2006, we were not a party to any derivative financial instruments.

The indebtedness evidenced by our 8⅜% senior subordinated notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes. The fair value of that debt will vary as interest rates change.

Borrowings under our Credit Agreement and our Superior Materials Holdings, LLC separate credit agreement expose us to certain market risks. Interest on amounts drawn under the credit facilities varies based on either the prime rate or one-, two-, three- or six-month Eurodollar rates. Based on the $7.8 million outstanding under these facilities as of December 31, 2007, a one percent change in the applicable rate would not materially change the amount of interest expense for 2007.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

In our opinion, the accompanying financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007 and stripping costs and share-based compensation in 2006.

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

As described in "Management's Report on Internal Control over Financial Reporting," management has excluded Architectural Precast, L.L.C. from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Architectural Precast, L.L.C. from our audit of internal control over financial reporting. Architectural Precast, L.L.C. is a wholly-owned subsidiary whose total assets and total revenues represent approximately 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

Pricewaterhouse Coopers LLP
Houston, Texas
March 13, 2008

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts)

	December 31
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,850	$8,804
Trade accounts receivable, net	102,612	104,988
Inventories	32,557	31,287
Deferred income taxes	10,937	9,461
Prepaid expenses	5,256	2,899
Other current assets	11,387	6,919
Assets held for sale	7,273	24,974
Total current assets	184,872	189,332
Properties, plant and equipment, net	267,010	262,811
Goodwill	184,999	251,499
Other assets	10,375	13,004
Total assets	$647,256	$716,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,172	$3,764
Accounts payable	48,160	46,885
Accrued liabilities	45,411	52,886
Liabilities held for sale	—	2,900
Total current liabilities	96,743	106,435
Long-term debt, net of current maturities	295,328	299,528
Other long-term obligations and deferred credits	9,125	7,594
Deferred income taxes	26,763	33,512
Total liabilities	427,959	447,069

Commitments and contingencies (Note 14)

Minority interest in consolidated subsidiary (Note 4)	14,192	—

Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (60,000 shares authorized; 39,361 and 38,795 shares issued and outstanding as of December 31, 2007 and 2006)	39	39
Additional paid-in capital	267,817	262,856
Retained earnings (deficit)	(60,118)	8,541
Cost of treasury stock, 315 common shares as of December 31, 2007 and 231 common shares as of December 31, 2006	(2,633)	(1,859)
Total stockholders’ equity	205,105	269,577
Total liabilities and stockholders’ equity	$647,256	$716,646

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31
	2007	2006	2005

Sales	$803,803	$728,510	$525,637
Cost of goods sold before depreciation, depletion and amortization	663,632	594,160	424,369
Goodwill and other asset impairments	82,242	38,948	—
Selling, general and administrative expenses	69,669	61,397	49,960
Depreciation, depletion and amortization	28,882	20,141	12,102
Income (loss) from operations	(40,622)	13,864	39,206
Interest income	114	1,601	853
Interest expense	28,092	23,189	18,172
Other income, net	3,587	1,769	1,930
Minority interest in consolidated subsidiary	(1,301)	—	—
Income (loss) before income tax provision	(63,712)	(5,955)	23,817
Income tax provision	48	1,348	9,386
Income (loss) from continuing operations	(63,760)	(7,303)	14,431
Loss from discontinued operations (net of tax benefit of $3,911 in 2007, $538 in 2006 and $1,265 in 2005)	(5,241)	(787)	(1,819)
Net income (loss)	$(69,001)	$(8,090)	$12,612

Earnings (loss) per share - Basic
Income (loss) from continuing operations	$(1.67)	$(0.20)	$0.51
Loss from discontinued operations, net of income tax benefit	(0.14)	(0.02)	(0.07)
Net income (loss)	$(1.81)	$(0.22)	$0.44

Earnings (loss) per share - Diluted
Income (loss) from continuing operations	$(1.67)	$(0.20)	$0.50
Loss from discontinued operations, net of income tax benefit	(0.14)	(0.02)	(0.07)
Net income (loss)	$(1.81)	$(0.22)	$0.43

Number of shares used in calculating earnings (loss) per share:
Basic	38,227	36,847	28,655

Diluted	38,227	36,847	29,229

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional		Retained		Total
	# of Shares	Par Value	Paid-In Capital	Deferred Compensation	Earnings (Deficit)	Treasury Stock	Stockholders’ Equity
BALANCE, December 31, 2004	29,344	$29	$168,850	$(3,936)	$4,306	$(400)	$168,849
Employee purchase of ESPP shares	154	—	837	—	—	—	837
Stock options exercised	192	—	1,445	—	—	—	1,445
Stock-based compensation	244	1	1,725	(1,641)	—	—	85
Amortization of deferred compensation	—	—	—	1,638	—	—	1,638
Cancellation of shares	(45)	—	—	—	—	—	—
Purchase of treasury shares	(80)	—	—	—	—	(545)	(545)
Net income	—	—	—	—	12,612	—	12,612

BALANCE, December 31, 2005	29,809	$30	$172,857	$(3,939)	$16,918	$(945)	$184,921
Change in accounting principle for stripping costs, net of tax	—	—	—	—	(287)	—	(287)
Change in accounting principle for stock-based compensation	—	—	(3,939)	3,939	—	—	—
Employee purchase of ESPP shares	135	—	995	—	—	—	995
Common stock issuance	8,050	8	84,804	—	—	—	84,812
Stock options exercised	607	1	5,327	—	—	—	5,328
Stock-based compensation compensation plan	340	—	2,812	—	—	—	2,812
Cancellation of shares	(54)	—	—	—	—	—	—
Purchase of treasury shares	(92)	—	—	—	—	(914)	(914)
Net loss	—	—	—	—	(8,090)	—	(8,090)

BALANCE, December 31, 2006	38,795	$39	$262,856	$—	$8,541	$(1,859)	$269,577
Change in accounting principle for FIN No. 48	—	—	—	—	342	—	342
Employee purchase of ESPP shares	221	—	932	—	—	—	932
Stock options exercised	153	—	1,000	—	—	—	1,000
Stock-based compensation compensation plan	311	—	3,029	—	—	—	3,029
Cancellation of shares	(35)	—	—	—	—	—	—
Purchase of treasury shares	(84)	—	—	—	—	(774)	(774)
Net loss	—	—	—	—	(69,001)	—	(69,001)

BALANCE, December 31, 2007	39,361	$39	$267,817	$—	$(60,118)	$(2,633)	$205,105

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(69,001)	$(8,090)	$12,612
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and other asset impairments	82,242	38,964	—
Deferred gain on termination of interest rate swaps	—	—	2,024
Depreciation, depletion and amortization	30,857	22,322	13,591
Debt issuance cost amortization	1,545	1,492	1,302
Net (gain) loss on sale of assets	6,392	(316)	175
Deferred income taxes	(6,636)	(7,419)	6,584
Provision for doubtful accounts	2,253	1,721	1,689
Stock-based compensation	3,029	2,812	1,722
Excess tax benefits from stock-based compensation	(22)	(1,205)	—
Minority interest in consolidated subsidiary	(1,301)	—	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	4,518	1,454	(14,733)
Inventories	2,436	(3,334)	(2,240)
Prepaid expenses and other current assets	(6,151)	96	(1,847)
Other assets and liabilities, net	98	(136)	(645)
Accounts payable and accrued liabilities	(5,921)	(8,824)	20,995
Net cash provided by operating activities	44,338	39,537	41,229
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of properties, plant and equipment	(29,719)	(41,931)	(17,966)
Payments for acquisitions, net of cash received of $1,000, $5,829 and $0	(23,120)	(192,816)	(41,204)
Proceeds from disposals of properties, plant and equipment	2,574	3,699	713
Disposals of business units	16,432	—	—
Other investing activities	(251)	369	(106)
Net cash used in investing activities	(34,084)	(230,679)	(58,563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	34,227	92,621	—
Repayments of borrowings	(39,226)	(3,373)	(448)
Proceeds from issuances of common stock	1,910	89,930	2,274
Excess tax benefits from stock-based compensation	22	1,205	—
Purchase of treasury shares	(774)	(914)	(545)
Debt issuance costs	(367)	(3,177)	—
Net cash provided by (used in) financing activities	(4,208)	176,292	1,281
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,046	(14,850)	(16,053)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,804	23,654	39,707
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,850	$8,804	$23,654

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26,665	$19,655	$17,379
Cash paid for income taxes	$6,884	$2,560	$963

Supplemental Disclosure of Noncash Investing and Financing Activities:
Assumption of notes payable and capital leases in acquisitions of businesses	$108	$12,378	$2,053

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Our Company, a Delaware corporation, provides ready-mixed concrete, precast concrete products and concrete-related products and services to the construction industry in several major markets in the United States. U.S. Concrete, Inc. is a holding company and conducts its businesses through its consolidated subsidiaries. In these Notes to Consolidated Financial Statements, we refer to U.S. Concrete, Inc. and its Subsidiaries as “we”, “us” or “U.S. Concrete” unless we specifically state otherwise or the context indicates otherwise.

Basis of Presentation

The consolidated financial statements consist of the accounts of U.S. Concrete, Inc., its wholly owned subsidiaries and its majority owned subsidiary in Michigan. All significant intercompany account balances and transactions have been eliminated. We have made certain reclassifications to prior period amounts to conform to the current period presentation. These reclassifications did not have an impact on our financial position, results of operations or cash flows.

Cash and Cash Equivalents

We record as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase. Cash held as collateral or escrowed for contingent liabilities is included in other current and noncurrent assets based on the expected release date of the underlying obligation.

Inventories

Inventories consist primarily of cement and other raw materials, precast concrete products, building materials and repair parts that we hold for sale or use in the ordinary course of business. We use the first-in, first-out method to value inventories at the lower of cost or market.

We provide reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and its estimated net realizable value using assumptions about future demand for those products and market conditions. If actual market conditions are less favorable than those projected by our management, additional inventory reserves may be required.

Prepaid Expenses

Prepaid expenses primarily include amounts we have paid for insurance, licenses, taxes, rent and maintenance contracts. We expense or amortize all prepaid amounts as used or over the period of benefit, as applicable.

Properties, Plant and Equipment, Net

We state properties, plant and equipment at cost and use the straight-line method to compute depreciation of these assets other than mineral deposits over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from six to 12 years; and other, from three to 10 years. For some of our assets, we use an estimate of the asset’s salvage value at the end of its useful life to reduce the cost of the asset which is subject to depreciation. Salvage values generally approximate 10% of the asset’s original cost. We capitalize leasehold improvements on properties held under operating leases and amortize those costs over the lesser of their estimated useful lives or the applicable lease term. We compute depletion of the related mineral deposits on the basis of the estimated quantity of recoverable raw materials.

We expense maintenance and repair costs when incurred and capitalize and depreciate expenditures for major renewals and betterments that extend the useful lives of our existing assets. When we retire or dispose of properties, plant or equipment, we remove the related cost and accumulated depreciation from our accounts and reflect any resulting gain or loss in our statements of operations.

We evaluate the recoverability of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the applicable construction sector and other factors. If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amounts, or fair values, less cost to sell.

Goodwill and Other Intangible Assets

Intangible assets acquired in business combinations consist primarily of goodwill and covenants not-to-compete. Goodwill represents the amount by which the total purchase price we have paid to acquire businesses, accounted for as purchases, exceeds the estimated fair value of the net assets acquired. We test goodwill for impairment annually and charge expense for any impairment recognized, but goodwill is not otherwise amortized.

Intangible assets with definite lives consists principally of covenants not-to-compete established with former owners and other key management personnel in business combinations and are amortized over the period that we believe best reflects the period in which the economic benefits will be consumed. Intangible assets with definite lives are evaluated for recoverability when events or circumstances indicate that these assets might be impaired. We test those assets for impairment by comparing their respective carrying values to estimates of the sum of the future undiscounted net cash flows expected to result from the assets. If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows we expect from that asset, we recognize an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset. See Note 2 for further discussion of goodwill and other intangibles.

Debt Issue Costs

We amortize debt issue costs related to our revolving credit facilities and 8 ⅜% senior subordinated notes as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $8.2 million as of December 31, 2007 and $9.3 million as of December 31, 2006. We include those unamortized costs in other assets.

Allowance for Doubtful Accounts

We provide an allowance for accounts receivable we believe may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. Accounts receivable are written off when we determine the receivable will not be collected. Accounts receivable that we write off our books decreases the allowance. We determine the amount of bad debt expense we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of its historical loss experience, a customer-by-customer analysis of our accounts receivable balances each period and subjective assessments of our bad debt exposure. The allowance for doubtful accounts balance was $3.1 million as of December 31, 2007 and $2.6 million as of December 31, 2006.

Sales and Expenses

We derive substantially all of our sales from the production and delivery of ready-mixed concrete, precast concrete products and other onsite products and related building materials. We recognize sales when products are delivered. Amounts billed to customers for delivery costs are classified as a component of total revenues and the related delivery costs (excluding depreciation) are classified as a component of total cost of goods sold. Cost of goods sold consists primarily of product costs and operating expenses (excluding depreciation, depletion and amortization). Operating expenses consist primarily of wages, benefits, insurance and other expenses attributable to plant operations, repairs and maintenance, and delivery costs. Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses, and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses, provision for doubtful accounts and professional fees.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. Under our insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. We believe our deductible retentions per occurrence for auto, general liability and worker’s compensation insurance program are consistent with industry practices, although some variation exists among our business units. In connection with these automobile and general liability and workers’ compensation insurance programs, we have entered into standby letters of credit agreements totaling $11.8 million at December 31, 2007. We fund our deductibles and record an expense for losses we expect under the programs. We determine expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions. The amounts accrued for self-insured claims were $12.3 million as of December 31, 2007 and $11.1 million as of December 31, 2006. We include those accruals in accrued liabilities.

Asset Retirement Obligations

Statement of Financial Accounting Standards (“SFAS”) No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is amortized over the life of the asset. The liability is accreted at the end of each reporting period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. Asset retirement obligations accrued at December 31, 2007 and 2006 were not material.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and uses enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2007 and December 31, 2006, no valuation allowances were recorded.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The cumulative effect of applying FIN 48 was $342,000 and was recorded as an adjustment to the January 1, 2007 balance of retained earings.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt. Our management considers the carrying values of cash and cash equivalents, trade receivables, trade payables and the revolving credit facilities to be representative of their respective fair values because of their short-term maturities or expected settlement dates. The fair value of our 8⅜% senior subordinated notes at year end was estimated at $248.8 million in 2007 and $278.6 million in 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, income taxes, reserves for inventory obsolescence and the valuation and useful lives of properties, plant and equipment.

Stripping Costs

Effective January 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”). EITF 04-6 concluded that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost. Under EITF 04-6, all post-production stripping costs are considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. We recognized all capitalized post-production stripping costs as an adjustment to beginning retained earnings at January 1, 2006. Prior to the adoption of EITF 04-6, we capitalized certain post-production stripping costs and amortized those costs over the life of the uncovered reserves using a units-of-production approach.

Earnings (Loss) Per Share

We computed basic earnings (loss) per share using the weighted average number of common shares outstanding during the year. We computed diluted earnings per share using the weighted average number of common shares outstanding during the year, but also include the dilutive effect of stock-based incentives and option plans (including stock options and awards of restricted stock).

The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per share during the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share amounts).

	2007	2006	2005
Numerator:
Income (loss) from continuing operations	$(63,760)	$(7,303)	$14,431
Loss from discontinued operations, net of income tax benefit	(5,241)	(787)	(1,819)
Net income (loss)	$(69,001)	$(8,090)	$12,612
Denominator:
Weighted average common shares outstanding-basic	38,227	36,847	28,655
Effect of dilutive stock options and restricted stock	—	—	574
Weighted average common shares outstanding-diluted	38,227	36,847	29,229
Earnings (loss) per share:
Basic earnings (loss) per share:
From continuing operations	$(1.67)	$(0.20)	$0.51
From discontinued operations	$(0.14)	$(0.02)	$(0.07)
Net income (loss)	$(1.81)	$(0.22)	$0.44
Diluted earnings (loss) per share:
From continuing operations	$(1.67)	$(0.20)	$0.50
From discontinued operations	$(0.14)	$(0.02)	$(0.07)
Net income (loss)	$(1.81)	$(0.22)	$0.43

For the years ended December 31, stock options and awards covering 2.8 million shares in 2007, 2.9 million shares in 2006 and 0.8 million shares in 2005 were excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive.

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2007 no differences existed between our historical consolidated net income and our consolidated comprehensive income.

Segment Information

We have adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for the manner by which public enterprises are to report information about operating segments in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. During the third quarter of 2006, we re-assessed our application of SFAS No. 131, and, based on the expected variation in the long-term margins of our operating segments, determined that it would be more appropriate to present our previously aggregated six geographic reporting units as two reportable segments, primarily along the following product lines: ready-mixed concrete and concrete-related products; and precast concrete products. In conjunction with this re-assessment, we have revised our prior period presentation to correspond with this revision. See Note 12 for additional segment disclosures.

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123-R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method and, accordingly, we have not restated prior period results. SFAS 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. SFAS 123R also requires the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, to be reflected in the statement of cash flows as a financing activity rather than an operating activity.

Prior to the adoption of SFAS 123R, we accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.” As a result, no expense was reflected in our consolidated statement of operations in 2006 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we recognized stock-based compensation expense for restricted stock awards.

The following table illustrates the pro forma effect on net income and earnings per share as if we were applying the fair value recognition provisions of SFAS 123R to our stock-based compensation plans for the year ended December 31, 2005 (in thousands, except per share amounts):

2005
Net income	$12,612
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	1,050
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards vested during the year, net of any tax effects	(1,468)
Pro forma net income	$12,194

Earnings per share:
Reported basic	$0.44
Reported diluted	$0.43
Pro forma basic	$0.43
Pro forma diluted	$0.42

The weighted average fair values of stock options at their grant date for 2005, where the exercise price equaled the market price on the grant date, was $1.94. The estimated fair values for options granted in 2005 was calculated using a Black-Scholes option pricing model, with the following weighted-average assumptions: risk-free interest rate of 4.35%; no dividend yield; volatility factor of 0.282; and an expected option life of five years.

For additional discussion related to stock-based compensation, see Note 5.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement permits, but does not require, entities to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, and cannot be adopted early unless SFAS No. 157, Fair Value Measurements, is also adopted. We do not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We have not yet completed our evaluation of the potential impact of this standard on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We have not completed our evaluation of the potential impact of this standard.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we perform an annual impairment test (or more frequently if impairment indicators arise) for goodwill and other intangibles with indefinite lives. We allocate goodwill to various reporting units to perform our impairment test. SFAS No. 142 requires that the fair value of the reporting unit be compared with its carrying amount on an annual basis to determine if there is a potential impairment. If the fair value of the reporting unit is less than its carrying value, we would record an impairment loss to the extent of that difference. The impairment test for intangible assets with indefinite lives consists of comparing the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, we would recognize impairment. We base the fair values of our reporting units on a combination of valuation approaches, including discounted cash flows, multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization and comparisons of recent transactions. In the fourth quarter of each of 2007, 2006 and 2005, we conducted our annual valuation test.

In 2005, no goodwill impairment was required. However, in 2007 and in 2006, as a result of the outlook for our company and others in our industry, which is driven primarily by the factors impacting the construction industry, and its resulting impact on business valuations in our sector, a noncash goodwill impairment charge was required to be recorded in the fourth quarter of each year. In 2006, we determined that an impairment of $38.8 million was required related to our Michigan reporting unit. In 2007, our goodwill impairment of $81.9 million included a write-off of the remaining Michigan goodwill on our books and also expanded to include a goodwill impairment of our South Central region and northern California precast business.

In the fourth quarter of 2007, we decided to dispose of certain business units. In connection with the impairment or sale of the units in the fourth quarter, we wrote off associated goodwill of $7.2 million, which is reflected as a component of loss from discontinued operations for the year ended December 31, 2007.

As of December 31, 2007 and 2006, U.S. Concrete had no intangible assets with indefinite lives other than goodwill.

The changes in the carrying amount of goodwill for 2007 and 2006 were as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Precast Concrete Products	Total
Balance at December 31, 2005	$151,482	$30,339	$181,821
Acquisitions	107,411	4,421	111,832
Impairments	(38,811)	—	(38,811)
Adjustments	(3,484)	141	(3,343)
Balance at December 31, 2006	$216,598	$34,901	$251,499
Acquisitions	3,549	10,888	14,437
Impairments	(72,817)	(9,074)	(81,891)
Dispositions	(7,199)	—	(7,199)
Adjustments	7,985	168	8,153
Balance at December 31, 2007	$148,116	$36,883	$184,999

Our intangible assets with definite lives primarily consist of covenants not-to-compete established in business combinations and are recorded in other noncurrent assets. We amortize covenants not-to-compete ratably over the life of the agreement, which is generally five years. Aggregate amortization expense associated with covenants not-to-compete was $0.6 million for 2007, $0.6 million for 2006 and $0.1 million for 2005. Amortization expense associated with our covenants not-to-compete at December 31, 2007, is expected to be $0.2 million in each of 2008, 2009 and 2010, and $0 thereafter.

The changes in the carrying amount of the other intangible assets for 2007 and 2006 were as follows (in thousands):

Balance at January 1, 2006	$2,683
Amortization of covenants not-to-compete	(572)
Balance at December 31, 2006	$2,111
Write-off of covenant not-to-compete related to disposed business unit	(987)
Amortization of covenants not-to-compete	(572)
Balance at December 31, 2007	$552

3. DISCONTINUED OPERATIONS

In the fourth quarter of 2007 we entered into definitive agreements to dispose of three of our ready-mixed concrete business units. On November 19, 2007, we sold our Knoxville, Tennessee and Wyoming, Delaware business units.  The sale of our third unit, headquartered in Memphis, Tennessee, occurred on January 31, 2008. We classified all three business units sold or held for sale as discontinued operations as of December 31, 2007 and presented the results of operations, net of tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities of the discontinued units which remained unsold as of the balance sheet date were classified as “held for sale” in our consolidated balance sheets at December 31, 2007 and 2006. The results of discontinued operations included in the accompanying consolidated statements of operations were as follows for the years ended December 31 (in thousands):
	2007	2006	2005
Sales	$43,606	$61,012	$50,018
Operating expenses	47,241	62,337	53,102
Loss on disposal of assets	5,517	—	—
Loss from discontinued operations, before income tax benefit	(9,152)	(1,325)	(3,084)
Income tax benefits from discontinued operations	(3,911)	(538)	(1,265)
Loss from discontinued operations, net of tax	$(5,241)	$(787)	$(1,819)

The following table summarizes the carrying amount as of December 31, 2007 and December 31, 2006 of the major classes of assets and liabilities we classified as held for sale (in thousands):

	December 31, 2007	December 31, 2006
Assets held for sale:
Trade accounts receivable	$—	$4,173
Inventories	401	2,490
Prepaid expenses	—	85
Property, plant and equipment, net	6,872	18,210
Other current assets	—	16
Total assets held for sale	$7,273	$24,974

Liabilities held for sale	$—	$2,900

The three business units classified as discontinued operations were all part of our ready-mixed concrete and concrete-related products segment.

4. BUSINESS COMBINATIONS

In October 2007, we completed the acquisition of the operating assets, including working capital and real property of Architectural Precast, LLC (“API”), a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the Atlantic region. We used borrowings under our revolving credit facility to fund the cash purchase price of $14.5 million. The purchase agreement provides for up to $1.5 million in additional purchase consideration, which is contingent on API attaining established earnings targets in each of 2008 and 2009.

In April 2007, several of our subsidiaries entered into agreements with the Edw. C. Levy Co. relating to the formation of a ready-mixed concrete company that operates in Michigan.  We contributed our Michigan ready-mixed concrete and concrete-related products assets, excluding our quarry assets and working capital, in exchange for an aggregate 60% ownership interest, and Levy contributed all of its ready-mixed concrete and concrete-related products assets, a cement terminal and cash of $1.0 million for a 40% ownership interest in the new company.  Under the contribution agreement, the newly formed subsidiary, Superior Materials Holdings, LLC, also purchased at closing, the then carrying amount of Levy’s inventory and prepaid assets, totaling approximately $3.0 million. Superior Materials Holdings, LLC, which operates primarily under the trade name Superior Materials, owns and operates 27 ready-mixed concrete plants, a cement terminal and approximately 290 ready-mixed concrete trucks.

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

	For the Years Ended December 31,
	2007	2006
Revenues	$807,035	$760,552
Net income (loss)	(66,628)	5,549
Basic earnings (loss) per share	$(1.74)	$0.15
Diluted earnings (loss) per share	$(1.74)	$0.15

The pro forma financial information does not purport to represent what the combined financial results of operations of our company and Superior Materials Holdings, LLC actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of our results of operations for any future period.

We completed two other acquisitions, which are discussed in this footnote, during the year ended December 31, 2007. The proforma impact of the other acquisitions have not been included due to the fact that they are immaterial to our financial statements individually and in the aggregate.

In other business acquisitions during the periods presented, we acquired two ready-mix concrete plants, including real property and raw material inventories, in our west Texas market for approximately $3.6 million in June 2007.

In November 2006, we acquired a ready-mixed concrete and sand and gravel quarry operation in Breckenridge, Texas. The purchase price was $3.0 million in cash and the assumption of approximately $0.4 million in debt.

In October 2006, we acquired a granite quarry and a natural sand pit located in New Jersey from Pinnacle Materials, Inc. for $12.5 million in cash.

In July 2006, we acquired all of the equity interests of Alberta Investments, Inc. and Alliance Haulers, Inc. for $165.0 million and a post-closing payment of $0.3 million . We funded the payment of the purchase price with net proceeds from the private placement of $85.0 million in senior subordinated notes due 2014, issued in July 2006; a borrowing under the revolving credit facility provided by our Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”); and cash on hand. We also effectively assumed, in connection with this acquisition, equipment financing loans of approximately $10.6 million. Alberta Investments conducted the substantial majority of its operations through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P. At the time of the acquisition, Redi-Mix operated 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex, and Ingram Enterprises operated 17 ready-mixed concrete plants and three sand and gravel plants in west Texas. Redi-Mix and Ingram operated a combined fleet of approximately 310 mixer trucks and produced approximately 2.4 million cubic yards of ready-mixed concrete and 1.1 million tons of aggregates in 2005. Alliance Haulers provided cement and aggregates hauling services with a fleet of approximately 260 hauling trucks owned by Redi-Mix and third-party haulers.

In June 2006, we acquired the operating assets, including real property, of Olson Precast Company used in the production of precast concrete products in northern California, for $4.8 million in cash.

In April 2006, we acquired Kurtz Gravel Company and the Phoenix, Arizona operating assets of Pre-Cast Mfg., Inc. Kurtz produced ready-mixed concrete from six plants and mined aggregates from a quarry, all located in or near our existing operations in the metropolitan Detroit area. We purchased Kurtz for approximately $13.0 million in cash and assumed certain capital lease liabilities with a net present value of approximately $1.5 million. We purchased the Pre-Cast Mfg. assets for approximately $5.0 million in cash.

5. STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS 123R, using the modified prospective method and, accordingly, have not restated prior period results. SFAS 123R establishes new principles for the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award. We have elected to use the long-form method of determining our pool of windfall tax benefits as prescribed under SFAS 123R.

Prior to the adoption of SFAS 123R, we accounted for stock options issued to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148. As a result, no expense was reflected in our consolidated statement of operations in 2005 for stock options, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. However, we recognized stock-based compensation expense for restricted stock awards.

For the years ended December 31, we recognized stock-based compensation expense related to restricted stock and stock options of approximately $3.0 million ($1.9 million, net of tax) in 2007, $2.8 million ($1.7 million, net of tax) in 2006 and $1.7 million ($1.1 million, net of tax) in 2005. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

As of December 31, 2007, there was approximately $5.1 million of unrecognized compensation cost related to unvested restricted stock awards and stock options which we expect to recognize over a weighted average period of 1.8 years.

SFAS 123R requires tax benefits attributable to stock-based compensation transactions to be classified as financing cash flows. Prior to the adoption of SFAS 123R, we presented excess tax benefits from stock-based compensation transactions as an operating cash flow in our consolidated statements of cash flows.

Restricted Stock

We issue restricted stock awards under our incentive compensation plans. These awards vest over specified periods of time, generally four years. The shares of restricted common stock are subject to restrictions on transfer and certain conditions to vesting. During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, if any, on those shares.

Restricted stock activity for 2007 was as follows (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2006	730	$7.09
Granted	311	8.23
Vested	(201)	8.07
Canceled	(35)	8.54
Unvested restricted shares outstanding at December 31, 2007	805	$8.07

Compensation expense associated with awards of restricted stock under our incentive compensation plans was $2.7 million in 2007, $2.4 million in 2006 and $1.6 million in 2005.

Stock Options

Our 1999 Incentive Plan and 2001 Employee Incentive Plan enable us to grant nonqualified and incentive options, restricted stock, stock appreciation rights and other long-term incentive awards to our employees and nonemployee directors, as well as nonemployee consultants and other independent contractors who provide services to us (except that none of our officers or directors are eligible to participate in our 2001 Employee Incentive Plan). Option grants under these plans generally vest over a four-year period and expire if not exercised prior to the tenth anniversary following the applicable grant date. Proceeds from the exercise of stock options are credited to common stock at par value, and the excess is credited to additional paid-in capital. The aggregate number of shares available for awards under these plans was approximately 1.2 million as of December 31, 2007 and 1.5 million as of December 31, 2006. Our board of directors may, in its discretion, grant additional awards or establish other compensation plans.

We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option pricing model. We determined the expected volatility using our common stock’s historic volatility. For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of an option represents the weighted average period of time that an option granted is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns. The significant weighted-average assumptions relating to the valuation of our stock options were as follows:

	2007	2006
Dividend yield	0.0%	0.0%
Volatility rate	37.3%	34.9%
Risk-free interest rate	3.5%	4.7%
Expected option life (years)	5.0	5.0

We granted 63,000 and 50,000 stock options in 2007 and 2006, respectively. As a result of adopting SFAS 123R, compensation expense related to stock options was approximately $185,000 ($116,920, net of tax) in 2007 and $198,000 ($161,000, net of tax) in 2006. Stock option activity information for 2007 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2006	2,072	$7.10
Granted	63	8.96
Exercised	(153)	6.39
Canceled	(4)	6.49
Options outstanding at December 31, 2007	1,978	$7.21
Options exercisable at December 31, 2007	1,978	$7.21

The aggregate intrinsic value of outstanding options and exercisable options at December 31, 2007 was less than $0.1 million. The total intrinsic value of options exercised in 2007 was $0.3 million. The weighted average remaining contractual term for outstanding options and exercisable options at December 31 2007 was 2.9 years. The total fair value of shares vested during 2007 and 2006 was $0.6 million and $1.9 million, respectively.

Stock option information related to the nonvested options for the year ended December 31, 2007 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted-Average Grant Date Fair Value
Nonvested options outstanding at December 31, 2006	4	$4.58
Granted	63	8.96
Vested	63	8.83
Canceled	(4)	6.49
Nonvested options outstanding at December 31, 2007	—	$—

Share Price Performance Units

In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units to certain salaried employees, other than executive officers and senior management. Those awards vest in four equal annual installments, beginning in May 2006. Each share price performance unit is equal in value to one share of our common stock. Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date. During the period prior to vesting, holders of share price performance units would be entitled to receive a cash amount equal to dividends paid, if any, on shares of our common stock equal to the number of then unvested share price performance units. The value of these awards is accrued and charged to expense over the performance period of the units. We recognized compensation expense from the units of less than $(0.1) million, approximately $(0.6) million, and $0.4 million as selling, general and administrative expense during 2007, 2006 and 2005, respectively. No share price performance units were granted in 2007 or 2006.

6. INVENTORIES

Inventory available for sale at December 31 consists of the following (in thousands):

	December 31
	2007	2006
Raw materials	$17,374	$15,587
Precast products	7,495	7,819
Building materials for resale	3,520	4,008
Repair parts	4,168	3,873
	$32,557	$31,287

7. PROPERTIES, PLANT AND EQUIPMENT

A summary of properties, plant and equipment is as follows (in thousands):

	December 31
	2007	2006

Land and mineral deposits	$82,075	$81,457
Buildings and improvements	28,204	27,672
Machinery and equipment	124,992	110,200
Mixers, trucks and other vehicles	101,486	104,885
Other, including construction in progress	15,347	11,861
	352,104	336,075
Less: accumulated depreciation and depletion	(85,094)	(73,264)
	$267,010	$262,811

As of December 31, the carrying amounts of mineral deposits were $28.6 million in 2007 and $42.6 million in 2006.

8. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	December 31
	2007	2006	2005
Balance, beginning of period	$2,551	$2,949	$1,742
Provision for doubtful accounts	2,057	2,143	1,576
Uncollectible receivables written off, net of recoveries	(1,506)	(2,541)	(369)
Balance, end of period	$3,102	$2,551	$2,949

Accrued liabilities consist of the following (in thousands):

	December 31
	2007	2006
Accrued compensation and benefits	$4,877	$9,525
Accrued interest	6,069	6,199
Accrued income taxes	447	4,028
Accrued insurance	14,102	11,139
Other	19,916	21,995
	$45,411	$52,886

9. DEBT

A summary of our debt and capital leases is as follows (in thousands):

	December 31
	2007	2006

Senior secured credit facility due 2011	$—	$9,100
8⅜% senior subordinated notes due 2014	283,807	283,616
Capital leases	763	1,533
Superior Materials Holdings, LLC secured credit facility due 2010	7,816	—
Notes payable	6,114	9,043
	298,500	303,292
Less: current maturities	3,172	3,764
	$295,328	$299,528

Senior Secured Credit Facility

On June 30, 2006, we entered into a credit agreement (“the Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004. The Credit Agreement, as amended to date, provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility matures in March 2011. At December 31, 2007, there were no new borrowings under this facility and new borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate of 7.25% plus 0.25%. Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility. The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At December 31, 2007, the amount of the available credit was approximately $112.6 million, net of outstanding letters of credit of approximately $11.8 million.

Our subsidiaries, excluding our recently formed 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement (see Notes 4 and 17). In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding our recently formed 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets; and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of our 60%-owned Michigan subsidiary. The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.

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

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement which provides for a revolving credit facility. The credit agreement was amended on February 29, 2008 and allows for borrowings of up to $20 million. Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables and inventory and $5 million plus $1.5 million for the period January 1 and ending May 31 of each year.  The credit agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  As of December 31, 2007, there were $7.8 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $8.6 million (see Note 4).

Currently, borrowings under the facility are subject to an interest pricing grid ranging from LIBOR plus 125 basis points to LIBOR plus 250 basis points. The interest rate margins vary inversely with the ratio of funded debt to EBITDA.  Commitment fees at an annual rate of 25 basis points are payable on the unused portion of the facility.

 The credit agreement contains covenants restricting, among other things, Superior Materials Holdings’ distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to be at least $6.0 million for the nine months ended December 31, 2007.  Superior Materials Holdings, LLC was not in compliance with the EBITDA financial covenant for the quarter ended December 31, 2007.  However, the lender has agreed to waive their default rights under the credit facility with respect to this covenant.

10. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	December 31
	2007	2006

Shares authorized	60,000	60,000
Shares outstanding at end of period	39,361	38,795
Shares held in treasury	315	231

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were issued or outstanding as of December 31, 2007 and 2006.

Restricted Stock

Shares of restricted common stock issued under our 1999 Incentive Plan and 2001 Employee Incentive Plan are subject to restrictions on transfer and certain other conditions. On issuance of the stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period. During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, if any, on those shares.

During the years ended December 31, we awarded approximately 311,000 shares in 2007, 340,000 shares in 2006 and 244,000 shares in 2005 of restricted stock under those plans to employees and retired employees, at a total value of $2.7 million in 2007, $3.8 million in 2006 and $1.7 million in 2005, as part of the 2007, 2006 and 2005 annual grants or as grants issued for promotions and new hires. The awards are subject to vesting requirements. Under SFAS 123R, share-based compensation is measured at the grant date based on the closing price of our stock on the date preceding the grant date. The expense is recognized over the employee’s requisite service period, generally, the vesting period of the award.

During the years ended December 31, approximately 35,000 shares of restricted stock were canceled in 2007, 54,000 shares of restricted stock were canceled in 2006 and 45,000 shares of restricted stock were canceled in 2005.

As of December 31, the outstanding shares of restricted stock totaled approximately 805,000 in 2007, 730,000 in 2006 and approximately 722,000 in 2005. We recognized stock-based compensation expense related to restricted stock and stock options of approximately $3.0 million ($1.9 million, net of tax) in 2007, $2.8 million ($1.7 million, net of tax) in 2006 and $1.7 million ($1.1 million, net of tax) in 2005.

Treasury Stock

      Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. As a result of such employee elections, during the years ended December 31, we withheld approximately 84,000 shares at a total value of $0.8 million in 2007, 92,000 shares at a total value of $0.9 million in 2006 and approximately 80,000 shares at a total value of $0.5 million in 2005, and those shares were accounted for as treasury stock.

Employee Stock Purchase Plan

In January 2000, our board of directors adopted, and its stockholders approved our 2000 Employee Stock Purchase Plan (the “ESPP”). The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. All personnel employed by us for at least 20 hours per week and five months per calendar year are eligible to participate in the ESPP. For any offering period ending on or prior to December 31, 2005, eligible employees electing to participate were granted the right to purchase shares of our common stock at a price generally equal to 85% of the lower of the fair market value of a share of our common stock on the first or last day of the offering period. For any offering period beginning on or after January 1, 2006, eligible employees electing to participate will be granted the right to purchase shares of our common stock at a price equal to 85% of the fair market value of a share of our common stock on the last day of the offering period. We issued approximately 221,000 shares in 2007, 135,000 shares in 2006 and 154,000 shares in 2005.

Public Offering of Common Stock

In February 2006, we received $90.6 million in gross proceeds from an underwritten public offering of 8,050,000 shares of U.S. Concrete common stock. After deducting the underwriters’ commission and offering expenses, net proceeds were approximately $84.8 million.

11.    INCOME TAXES

Our consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

A reconciliation of our effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% during the years ended December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Tax at statutory rate	$(22,300)	$(2,084)	$8,336
Add (deduct):
State income taxes	867	92	946
Manufacturing deduction	(270)	(191)	(102)
Settlement income	(291)	—	—
Tax audit settlement	(1,611)	6	—
Goodwill impairment	23,751	3,332	—
Other	(98)	193	206
Income tax provision	$48	$1,348	$9,386
Effective income tax rate	(0.1)%	(22.6%)	39.4%

The amounts of our consolidated federal and state income tax provision (benefit) from continuing operations during the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Current:
Federal	$4,446	$8,398	$2,440
State	1,042	907	610
	5,488	9,305	3,050
Deferred:
Federal	$(4,799)	$(6,934)	$5,892
State	(641)	(1,023)	444
	(5,440)	(7,957)	6,336
Income tax provision from continuing operations	$48	$1,348	$9,386

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31
	2007	2006
Deferred income tax liabilities:
Properties, plant and equipment, net	$45,226	$49,564
Other	318	—
Total deferred tax liabilities	$45,544	49,564
Deferred income tax assets:
Goodwill and other intangibles	$16,909	$15,087
Receivables	1,129	1,156
Inventory	1,839	1,402
Accrued insurance	4,485	4,025
Other accrued expenses	4,964	3,456
Net operating loss carryforwards	113	113
Other	279	274
Total deferred tax assets	$29,718	$25,513
Net deferred tax liabilities	15,826	24,051
Current deferred tax assets	10,937	9,461
Long-term deferred income tax liabilities	$26,763	$33,512

In assessing the value of deferred tax assets at December 31, 2007 and 2006, we considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, we determined that our deferred tax assets would be realized and a valuation allowance was not required at December 31, 2007 and 2006.

As disclosed in Note 1, we adopted the provisions of FIN 48 as of January 1, 2007. At December 31, 2007, we had unrecognized tax benefits of $6.4 million of which $2.2 million, if recognized, would impact the effective tax rate. It is reasonably possible that a reduction of $1.4 million of unrecognized tax benefits may occur within 12 months. The unrecognized tax benefits are included as a component of Other long-term obligations. During the years ended December 31, 2007 and 2006, we recorded interest and penalties related to unrecognized tax benefits of approximately $0.4 million and $0.3 million, respectively. Total accrued and penalties interest at December 31, 2007 and 2006 was approximately $0.5 million and $0.8 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2007
Balance as of January 1, 2007	$8,090
Additions for tax positions related to the current year	1,920
Additions for tax positions related of prior years	680
Reductions for tax positions of prior years	(426)
Settlements	(3,843)
Balance as of December 31, 2007	$6,421

We conduct business domestically and, as a result, U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. In the normal course of business, we are subject to examination in U.S. federal jurisdiction, and generally in state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations for years before 2004.

12. BUSINESS SEGMENTS

Operating segments are defined under the guidance of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of an enterprise that engage in business activities that earn revenue, incur expenses and prepare financial information that is evaluated regularly by the chief operating decision maker in order to allocate resources and assess performance. We have six operating segments based upon our six geographic reporting units that serve our principal markets in the United States and have historically aggregated those operating segments into one reportable segment based upon the guidance in SFAS No. 131.

During the third quarter of 2006, we re-assessed our application of SFAS No. 131 and, based on the expected variation in the long-term margins of our operating segments, determined that it would be appropriate to begin presenting previously aggregated six geographic reporting units as two reportable segments, primarily along the following product lines: ready-mixed concrete and concrete-related products; and precast concrete products. In conjunction with this re-assessment, U.S. Concrete has revised its prior period presentation to correspond with the revision.

    Our ready-mixed concrete and concrete-related products segment produces and sells ready-mixed concrete, aggregates (crushed stone, sand and gravel), concrete masonry and building materials.  This segment serves the following principal markets: north and west Texas, northern California, New Jersey, Washington, D.C., and Michigan.  Our precast concrete products segment produces and sells precast concrete products in select markets in the western United States and the mid-Atlantic region.

         We account for inter-segment sales at market prices.  Segment operating profit consists of net sales less operating expense, including certain operating overhead directly related to the operation of the specific segment.  Corporate includes administrative, financial, legal, human resources and risk management activities which are not allocated to operations and are excluded from segment operating profit.

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	2007	2006	2005
Sales:
Ready-mixed concrete and concrete-related products	$745,384	$655,724	$455,808
Precast concrete products	73,300	80,915	71,900
Inter-segment sales	(14,881)	(8,129)	(2,071)
Total sales	$803,803	$728,510	$525,637

Segment Operating Income:
Ready-mixed concrete and concrete-related products	$(32,129)	$11,910	$37,428
Precast concrete products	(1,454)	11,669	12,568
Unallocated overhead and other income	12,503	8,763	5,209
Corporate:
Selling, general and administrative expense	15,955	16,709	14,069
Interest income	114	1,601	853
Interest expense	28,092	23,189	18,172
Minority interest in net loss of subsidiary	(1,301)	—	—
Income (loss) before income taxes	$(63,712)	$(5,955)	$23,817

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$26,539	$18,445	$10,818
Precast concrete products	1,940	1,284	794
Corporate	403	412	490
Total depreciation, depletion and amortization	$28,882	$20,141	$12,102

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$21,060	$34,738	$12,036
Precast concrete products	7,786	3,798	4,131
Total capital expenditures	$28,846	$38,536	$16,167

	2007	2006	2005
Sales by Product:
Ready-mixed concrete	$658,128	$589,285	$409,112
Precast concrete products	75,153	83,111	73,923
Building materials	19,427	21,912	21,582
Aggregates	26,490	19,913	8,698
Other	24,605	14,289	12,322
Total sales	$803,803	$728,510	$525,637

Identifiable Assets (as of December 31):
Ready-mixed concrete and concrete-related products	$506,999	$598,328	$379,843
Precast concrete products	79,557	70,654	57,508
Corporate	60,700	47,664	56,692
Total assets	$647,256	$716,646	$494,043

13. RISK CONCENTRATION

We grant credit, generally without collateral, to our customers, which include general contractors, municipalities and commercial companies located primarily in Texas, California, New Jersey/New York, Michigan and Tennessee. Consequently, we are subject to potential credit risk related to changes in business and economic factors in those states. We generally have lien rights in the work we perform, and concentrations of credit risk are limited because of the diversity of our customer base. Further, our management believes that our contract acceptance, billing and collection policies are adequate to limit any potential credit risk.

Our cash deposits are distributed among various banks in areas where we have operations in various regions of the United States as of December 31, 2007. In addition, we had money-market funds with a financial institution with a strong credit rating. As a result, we believe that credit risk in such instruments is minimal.

14. COMMITMENTS AND CONTINGENCIES

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations. As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes. In the period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we record a liability reflecting either the low-end of our range or a specific estimate, if we believe a specific estimate to be likely based on current information. During the year ended December 31, 2007, we recorded a $2.3 million liability associated with certain ongoing litigation. Based on information available to us as of December 31, 2007, we believe our accruals for these matters are reasonable.

We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries should not have a material adverse effect on our business consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we or any of our subsidiaries is a party will not have a material adverse effect on our consolidated results of operations or liquidity for the fiscal period in which that resolution occurs. We expect in the future that we and our operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of our business.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2007.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Lease Payments

We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases. Total expense for such operating leases amounted to $17.8 million in 2007, $14.6 million in 2006 and $14.4 million in 2005.

Future minimum rental payments with respect to our lease obligations as of December 31, 2007, were as follows:

	Capital Leases	Operating Leases
	(in millions)
Year ending December 31:
2008	$0.3	$14.1
2009	0.2	9.8
2010	0.2	6.6
2011	—	3.3
2012	—	2.4
Later years	—	5.7
	$0.7	$41.9

Total future minimum rental payments	$0.8
Less amounts representing imputed interest	0.1
Present value of future minimum rental payments under capital leases	0.7
Less current portion	0.3
Long-term capital lease obligations	$0.4

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, we believe our deductible retentions per occurrence for auto, general liability and workers’ compensation insurance programs are consistent with industry practices and, although thee are variations among our business units. We fund these deductibles and record an expense for expected losses under the programs. The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense.

In March 2007, we settled a lawsuit with a third-party claims administrator responsible for handling workers’ compensation claims related to 2002 and 2003. The settlement relieves us of any future responsibility relating to certain workers’ compensation claims and required the payment of $225,000 in cash to us by the third-party administrator. As a result, we recorded additional income of approximately $1.4 million resulting from the reversal of accrued liabilities relating to workers’ compensation claims associated with 2002 and 2003 and the cash settlement amount. The additional income is reported in our financial statements primarily as an offset to cost of sales in 2007.

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $26.7 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

15. SIGNIFICANT CUSTOMERS AND SUPPLIERS

We did not have any customers that accounted for more than 10% of our revenues or any suppliers that accounted for more than 10% of our cost of goods sold in 2007, 2006 or 2005.

16. EMPLOYEE BENEFIT PLANS

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit. We match 100% of employee contributions up to a maximum of 5% of their compensation. We paid matching contributions of $3.5 million in 2007, $2.6 million in 2006 and $2.1 million in 2005.

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis. Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observes designated workplace rules and makes payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

In connection with our collective bargaining agreements, we participate with other companies in the unions’ multi-employer pension plans. These plans cover substantially all of U.S. Concrete’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or on termination of, that plan. In 2001, a subsidiary of one of our subsidiaries withdrew from the multi-employer pension plan of the union that represented several of its employees. That union disclaimed interest in representing those employees. There are no plans to withdraw from any other multi-employer plans. Our contributions to these plans were $13.7 million in 2007, $15.1 million in 2006 and $13.9 million in 2005.

See Note 10 for discussions of U.S. Concrete’s incentive plans and employee stock purchase plan.

17. FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding our recently formed Michigan 60%-owned subsidiary, Superior Materials Holdings, LLC (see Note 4) and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt. We directly or indirectly own 100% of each subsidiary guarantor. The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, Inc. and the subsidiary guarantors (including minor subsidiaries), our 60%-owned Michigan non-guarantor subsidiary and our total company as of and for the year ended December 31, 2007.

Condensed Consolidating Balance Sheet
As of December 31, 2007:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Material Holdings, LLC	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$13,368	$1,482	$—	$14,850
Trade accounts receivable, net.	90,763	11,849	—	102,612
Inventories	28,182	4,375	—	32,557
Deferred income taxes	10,937	—	—	10,937
Prepaid expenses	4,625	631	—	5,256
Other current assets	10,615	772	—	11,387
Assets held for sale	7,273	—	—	7,273
Total current assets	165,763	19,109	—	184,872
Properties, plant and equipment, net	232,004	35,006	—	267,010
Goodwill	184,999	—	—	184,999
Other assets	30,281	126	(20,032)	10,375
Total assets	$613,047	$54,241	$(20,032)	$647,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,816	$356	$—	$3,172
Accounts payable	40,801	7,359	—	48,160
Accrued liabilities	42,591	2,820	—	45,411
Total current liabilities	86,208	10,535	—	96,743
Long-term debt, net of current maturities	287,106	8,222	—	295,328
Other long-term obligations and deferred credits	5,914	—	3,211	9,125
Deferred income taxes	26,763	—	—	26,763
Total liabilities	405,991	18,757	3,211	427,959

Minority interest in consolidated subsidiary	—	—	14,192	14,192

Stockholders' equity:
Common stock	39	—	—	39
Additional paid-in capital	267,817	38,736	(38,736)	267,817
Retained deficit	(58,167)	(3,252)	1,301	(60,118)
Treasury stock, at cost	(2,633)	—	—	(2,633)
Total stockholders' equity	207,056	35,484	(37,435)	205,105
Total liabilities and stockholders' equity	$613,047	$54,241	$(20,032)	$647,256

1 Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Operations
Year ended December 31, 2007:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Sales	$721,777	$82,026	$—	$803,803
Cost of goods sold before depreciation, depletion and amortization	588,115	75,517	—	663,632
Goodwill and other asset impairments	81,993	249	—	82,242
Selling, general and administrative expenses	64,678	4,991	—	69,669
Depreciation, depletion and amortization	25,123	3,759	—	28,882
Loss from operations	(38,132)	(2,490)	—	(40,622)
Interest income	114	—	—	114
Interest expense	27,616	476	—	28,092
Other income, net	3,514	73	—	3,587
Minority interest in consolidated subsidiary	—	—	(1,301)	(1,301)
Loss before income tax provision (benefit)	(62,120)	(2,893)	1,301	(63,712)
Income tax provision (benefit)	(311)	359	—	48
Loss from continuing operations	(61,809)	(3,252)	1,301	(63,760)
Loss from discontinued operations, net of tax benefit of $3,911	(5,241)	—	—	(5,241)
Net loss	$(67,050)	$(3,252)	$1,301	$(69,001)

1 Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2007:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$52,345	$(8,007)	$—	$44,338
Net cash provided by (used in) investing activities	(34,232)	148	—	(34,084)
Net cash provided by (used in) financing activities	(12,549)	8,341	—	(4,208)
Net increase in cash and cash equivalents	5,564	482	—	6,046
Cash and cash equivalents at the beginning of the period	7,804	1,000	—	8,804
Cash and cash equivalents at the end of the period	$13,368	$1,482	$—	$14,850

1 Including minor subsidiaries without operations or material assets.

18. QUARTERLY SUMMARY (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2007
Sales	$157,494	$209,507	$238,086	$198,716
Income (loss) from continuing operations (2)	(5,224)	7,044	10,127	(75,707)
Loss from discontinued operations (3)	(505)	(220)	(83)	(4,433)
Net income (loss)	(5,729)	6,824	10,044	(80,140)
Basic and diluted earnings (loss) per share(1) :
From continuing operations	$(0.14)	$0.18	$0.26	$(1.97)
From discontinued operations	$(0.01)	$0.00	$0.00	$(0.12)
Net income (loss)	$(0.15)	$0.18	$0.26	$(2.09)

2006
Sales	$124,920	$171,692	$234,700	$197,198
Income (loss) from continuing operations (2)	(2,290)	7,309	11,206	(23,528)
Income (loss) from discontinued operations	(411)	(106)	18	(288)
Net income (loss)	(2,701)	7,203	11,224	(23,816)
Basic earnings (loss) per share(1) :
From continuing operations	$(0.07)	$0.19	$0.30	$(0.61)
From discontinued operations	$(0.01)	$0.00	$0.00	$(0.01)
Net income (loss)	$(0.08)	$0.19	$0.30	$(0.62)
Diluted earnings (loss) per share (1) :
From continuing operations	$(0.07)	$0.19	$0.29	$(0.61)
From discontinued operations	$(0.01)	$0.00	$0.00	$(0.01)
Net income (loss)	$(0.08)	$0.19	$0.29	$(0.62)

(1)
We completed earnings (loss) per share (“EPS”) for each quarter using the weighted-average number of shares outstanding during the quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

(2)
The fourth quarter results include an impairment charge of $76.4 million, net of tax, in 2007 and $26.8 million, net of tax in 2006, pursuant to our annual review of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

(3)
In the fourth quarter of 2007, we discontinued the operations of three business units in certain markets. The financial data for prior quarters of 2007 and 2006 have been restated to segregate the effects of the operations of those discontinued units.

19. SUBSEQUENT EVENTS

Divestitures

On February 4, 2008 we sold our Memphis, Tennessee operations for approximately $7.2 million, plus payment for certain inventory on hand at closing.  The financial results of this operation were reflected under the caption, “Loss from discontinued operations” and we recorded a $4.6 million pretax loss on the sale of these assets.

Stock Repurchase Plan

On January 7, 2008 our Board of Directors approved a plan to repurchase an aggregate three million shares of our own common stock. Based on the $2.87 closing market price at the time of the announcement, this represents the use of approximately $9.0 million of available cash on hand as of December 31, 2007. The plan permits the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with securities and other applicable laws, subject to market and business conditions, levels of cash generated from operations, and other relevant factors. We intend to retire the shares as soon as practicable following repurchase. Our stock repurchase plan does not obligate us to purchase any particular number of shares and we may suspend or discontinue the program at any time. As of March 3, 2008, we had not begun to repurchase shares of our own stock under this plan.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended December 31, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We completed the purchase of all operating assets of Architectural Precast, L.L.C. (“API”), on October 1, 2007.  Net sales from the acquired business are less than 1% percent of consolidated revenues for the year ended December 31, 2007.  Total assets of the acquired company are approximately 2% of our consolidated total assets as of December 31, 2007.  Because API was acquired in 2007, our management did not include the internal controls over the acquired company in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007.

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our internal control over financial reporting, an evaluation of the design effectiveness of those controls and testing of the operating effectiveness of those controls. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B. Other Information

Not applicable.
PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2008 Annual Meeting of Stockholders (the “2008 Annual Proxy Statement”). We intend to file that definitive proxy statement with the SEC by April 30, 2008.

Item 10. Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Annual Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11. Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2008 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information this Item requires, please see the information (1) under the heading “Equity Compensation Plan Information” in Item 5 of this report and (2) under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Annual Proxy Statement, which is incorporated in this Item by this reference.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

 Item 13. Certain Relationships and Related Transactions, and Director Independence

For the information this Item requires, please see the information under the heading “Certain Relationships and Related Transactions” in the 2008 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14. Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm” in the 2008 Annual Proxy Statement, which is incorporated in this Item by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements on page 42 of this report.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our Consolidated Financial Statements or the notes thereto.

INDEX TO EXHIBITS
(3) Exhibits.
Exhibit Number			Description

2.1	*	—
Asset Purchase Agreement dated as of December 5, 2005 by and among U.S. Concrete, Inc., Beall Concrete Enterprises, Ltd., Go-Crete, South Loop Development Corporation and John D. Yowell, Jr. (Form 10-K for year ended December 31, 2005 (File No. 000-26025), Exhibit 2.1).

2.2	*	—
Stock Purchase Agreement dated as of June 27, 2006 by and among U.S. Concrete, Alliance Haulers, Inc., Alberta Investments, Inc., Atlas Concrete Inc. and Wild Rose Holdings Ltd. (Form 8-K dated June 28, 2006 (File No. 000-26025), Exhibit 2.1).

3.1	*	—	Restated Certificate of Incorporation of U.S. Concrete dated May 9, 2006 (Form 8-K dated May 9, 2006 (File No. 000-26025), Exhibit 3.1).

3.2	*	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

4.1	*	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.2	*	—	Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.3	*	—
Rights Agreement by and between U.S. Concrete and American Stock Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).

4.4	*	—
Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National
Association, as Trustee, dated as of March 31, 2004, for the 8⅜% Senior Subordinated Notes due 2014 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.5	*	—	Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.7).

4.6	*	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

4.7	*	—
First Supplemental Indenture among U.S. Concrete, the Existing Guarantors party thereto, the Additional Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of July 5, 2006, for the 8⅜% Senior Subordinated Notes due 2014 (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.1).

4.8	*	—
Amended and Restated Credit Agreement dated as of June 30, 2006 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc. as administrative agent (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.3).

4.9	*	—
Amendment No. 1 to Amended and Restated Credit Agreement, effective as of March 2, 2007, among U.S. Concrete,
Inc., Citicorp North America, Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein (Form 10-Q for the quarter ended March 31, 2007 (file No. 000-20025), Exhibit 4.1).

4.10	*	—
Amendment No. 2 to Amended and Restated Credit Agreement, effective as of November 9, 2007, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JPMorgan Chase Bank and the Lenders and Issuers named therein (Form 8-K dated November 9, 2007 (File No. 000-26025), Exhibit 4.1).

4.11	*	—	Credit Agreement, dated as of April 6, 2007, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2007 (File No. 000-26025), Exhibit 4.2).

4.12		—	First Amendment to Credit Agreement, dated February 29, 2008, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank.

10.1	*†	—	1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2	*†	—	Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

10.3	*†	—	Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.4	*†	—	Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. effective May 17, 2005 (Proxy Statement relating to 2005 annual meeting of stockholders, Appendix B).

10.5	*†	—	Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006 (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.5).

10.6	*†	—	Amendment No. 5 to 1999 Incentive Plan of U.S. Concrete, Inc. dated March 7, 2007; effective January 1, 1999. (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8).

Exhibit Number			Description

10.7	*	—	U.S. Concrete 2000 Employee Stock Purchase Plan effective May 16, 2000 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix A).

10.8	*	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective December 16, 2005 (Form 8-K dated December 16, 2005 (File No. 000-26025), Exhibit 10.1).

10.9	*	—	2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.10	*	—	Amendment No. 1 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

10.11	*†	—	Consulting Agreement dated February 23, 2007 by and between U.S. Concrete and Eugene P. Martineau (Form 8-K dated February 23, 2007 (File No. 000-26025), Exhibit 10.1).

10.12	*	—
Contribution Agreement, dated as of March 26, 2007, by and among, BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, Kurtz Gravel Company, Superior Materials, Inc. USC Michigan, Inc., Edw. C. Levy Co. and Superior Joint Venture LLC (Form 8-K dated March 26, 2007 (File No. 000-26025), Exhibit 10.1).

10.13	*	—
Operating Agreement of Superior Materials, LLC dated effective as of April 1, 2007, by and between Kurtz Gravel Company, Superior Materials, Inc. and Edw. C. Levy Co., together with related Joinder Agreement dated effective April 2, 2007 by BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, USC Michigan, Inc. and Superior Material Holdings LLC (Form 8-K dated April 1, 2007 (File No. 000-26025), Exhibit 10.1).

10.14	*	—	Guaranty dated as of April 1, 2007 by U.S. Concrete, Inc. in favor of Edw. C. Levy Co. and Superior Materials Holdings, LLC (Form 8-K dated April 1, 2007 (File No. 000-26025), Exhibit 10.2).

10.15	*†	—	Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form 10K dated March 16, 2006 (File No. 000-26025) Exhibit 10.22).

10.16	*†	—	Summary of annual fees paid by U.S. Concrete, Inc. to its nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.20).

10.17	*†	—	Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.21).

10.18	*†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.22)

10.19	*†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.23).

10.20	*†	—	U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan, effective April 8, 2005 (Form 8-K dated April 8, 2005 (File No. 000-26025), Exhibit 10.1).

10.21	*†	—	U.S. Concrete, Inc. and Subsidiaries 2007 Annual Salaried Team Member Incentive Plan (Form 8-K dated June 4, 2007 (File No. 000-26025), Exhibit 10.1).

10.22	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael W. Harlan (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.1).

10.23	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.2).

10.24	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Thomas J. Albanes (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.3).

10.25	*†	—	Severance Agreement, dated as of January 18, 2008, by and between U.S. Concrete, Inc. and William T. Albanese (Form 8-K dated January 18, 2008 (File No. 000-26025), Exhibit 10.1).

12	*	—	Statement regarding computation of ratios. (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8).

14	*	—	U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

21		—	Subsidiaries.

23		—	Consent of independent registered public accounting firm.

31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1		—	Section 1350 Certification of Michael W. Harlan.

32.2		—	Section 1350 Certification of Robert D. Hardy.
_____________
* Incorporated by reference to the filing indicated.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 13, 2008	By:	/s/ Michael W. Harlan
Michael W. Harlan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2008.

Signature	Title

/s/ Michael W. Harlan	President and Chief Executive Officer and Director (Principal Executive Officer)
Michael W. Harlan

/s/ Robert D. Hardy	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Robert D. Hardy

/s/ William T. Albanese	Regional Vice President - Northern California Region and Director
William T. Albanese

/s/ Vincent D. Foster	Director
Vincent D. Foster

/s/ T. William Porter	Director
T. William Porter

/s/ Mary P. Ricciardello	Director
Mary P. Ricciardello

/s/ Murray S. Simpson	Director
Murray S. Simpson

/s/ John M. Piecuch	Director
John M. Piecuch

INDEX TO EXHIBITS
(3) Exhibits.
Exhibit Number			Description

2.1	*	—
Asset Purchase Agreement dated as of December 5, 2005 by and among U.S. Concrete, Inc., Beall Concrete Enterprises, Ltd., Go-Crete, South Loop Development Corporation and John D. Yowell, Jr. (Form 10-K for year ended December 31, 2005 (File No. 000-26025), Exhibit 2.1).

2.2	*	—
Stock Purchase Agreement dated as of June 27, 2006 by and among U.S. Concrete, Alliance Haulers, Inc., Alberta Investments, Inc., Atlas Concrete Inc. and Wild Rose Holdings Ltd. (Form 8-K dated June 28, 2006 (File No. 000-26025), Exhibit 2.1).

3.1	*	—	Restated Certificate of Incorporation of U.S. Concrete dated May 9, 2006 (Form 8-K dated May 9, 2006 (File No. 000-26025), Exhibit 3.1).

3.2	*	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

4.1	*	—	Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.2	*	—	Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.3	*	—
Rights Agreement by and between U.S. Concrete and American Stock Transfer & Trust Company, including form of Rights Certificate attached as Exhibit B thereto (Form S-1 (Reg. No. 333-74855), Exhibit 4.4).

4.4	*	—
Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National
Association, as Trustee, dated as of March 31, 2004, for the 8⅜% Senior Subordinated Notes due 2014 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.5	*	—	Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.7).

4.6	*	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

4.7	*	—
First Supplemental Indenture among U.S. Concrete, the Existing Guarantors party thereto, the Additional Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of July 5, 2006, for the 8⅜% Senior Subordinated Notes due 2014 (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.1).

4.8	*	—
Amended and Restated Credit Agreement dated as of June 30, 2006 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc. as administrative agent (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.3).

4.9	*	—
Amendment No. 1 to Amended and Restated Credit Agreement, effective as of March 2, 2007, among U.S. Concrete,
Inc., Citicorp North America, Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein (Form 10-Q for the quarter ended March 31, 2007 (file No. 000-20025), Exhibit 4.1).

4.10	*	—
Amendment No. 2 to Amended and Restated Credit Agreement, effective as of November 9, 2007, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JPMorgan Chase Bank and the Lenders and Issuers named therein (Form 8-K dated November 9, 2007 (File No. 000-26025), Exhibit 4.1).

4.11	*	—	Credit Agreement, dated as of April 6, 2007, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2007 (File No. 000-26025), Exhibit 4.2).

4.12		—	First Amendment to Credit Agreement, dated February 29, 2008, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank.

10.1	*†	—	1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2	*†	—	Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

10.3	*†	—	Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.4	*†	—	Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. effective May 17, 2005 (Proxy Statement relating to 2005 annual meeting of stockholders, Appendix B).

10.5	*†	—	Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006 (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.5).

10.6	*†	—	Amendment No. 5 to 1999 Incentive Plan of U.S. Concrete, Inc. dated March 7, 2007; effective January 1, 1999. (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8).

Exhibit Number			Description

10.7	*	—	U.S. Concrete 2000 Employee Stock Purchase Plan effective May 16, 2000 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix A).

10.8	*	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective December 16, 2005 (Form 8-K dated December 16, 2005 (File No. 000-26025), Exhibit 10.1).

10.9	*	—	2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.10	*	—	Amendment No. 1 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

10.11	*†	—	Consulting Agreement dated February 23, 2007 by and between U.S. Concrete and Eugene P. Martineau (Form 8-K dated February 23, 2007 (File No. 000-26025), Exhibit 10.1).

10.12	*	—
Contribution Agreement, dated as of March 26, 2007, by and among, BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, Kurtz Gravel Company, Superior Materials, Inc. USC Michigan, Inc., Edw. C. Levy Co. and Superior Joint Venture LLC (Form 8-K dated March 26, 2007 (File No. 000-26025), Exhibit 10.1).

10.13	*	—
Operating Agreement of Superior Materials, LLC dated effective as of April 1, 2007, by and between Kurtz Gravel Company, Superior Materials, Inc. and Edw. C. Levy Co., together with related Joinder Agreement dated effective April 2, 2007 by BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, USC Michigan, Inc. and Superior Material Holdings LLC (Form 8-K dated April 1, 2007 (File No. 000-26025), Exhibit 10.1).

10.14	*	—	Guaranty dated as of April 1, 2007 by U.S. Concrete, Inc. in favor of Edw. C. Levy Co. and Superior Materials Holdings, LLC (Form 8-K dated April 1, 2007 (File No. 000-26025), Exhibit 10.2).

10.15	*†	—	Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form 10K dated March 16, 2006 (File No. 000-26025) Exhibit 10.22).

10.16	*†	—	Summary of annual fees paid by U.S. Concrete, Inc. to its nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.20).

10.17	*†	—	Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.21).

10.18	*†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.22)

10.19	*†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.23).

10.20	*†	—	U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan, effective April 8, 2005 (Form 8-K dated April 8, 2005 (File No. 000-26025), Exhibit 10.1).

10.21	*†	—	U.S. Concrete, Inc. and Subsidiaries 2007 Annual Salaried Team Member Incentive Plan (Form 8-K dated June 4, 2007 (File No. 000-26025), Exhibit 10.1).

10.22	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael W. Harlan (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.1).

10.23	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.2).

10.24	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Thomas J. Albanes (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.3).

10.25	*†	—	Severance Agreement, dated as of January 18, 2008, by and between U.S. Concrete, Inc. and William T. Albanese (Form 8-K dated January 18, 2008 (File No. 000-26025), Exhibit 10.1).

12	*	—	Statement regarding computation of ratios. (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8).

14	*	—	U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

21		—	Subsidiaries.

23		—	Consent of independent registered public accounting firm.

31.1		—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

31.2		—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1		—	Section 1350 Certification of Michael W. Harlan.

32.2		—	Section 1350 Certification of Robert D. Hardy.
_____________
* Incorporated by reference to the filing indicated.
† Management contract or compensatory plan or arrangement.