Form 10-Q
period 2008-03-31
US CONCRETE INC
filed 2008-05-08
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

Commission File Number 000-26025

U.S. CONCRETE, INC.

A Delaware Corporation

IRS Employer Identification No. 76-0586680

2925 Briarpark, Suite 1050
Houston, Texas 77042
(713) 499-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on May 6, 2008, U.S. Concrete, Inc. had 39,745,828 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 479,094).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$20,405	$14,850
Trade accounts receivable, net	91,753	102,612
Inventories	32,454	32,557
Deferred income taxes	17,507	10,937
Prepaid expenses	5,640	5,256
Other current assets	9,052	11,387
Assets held for sale	—	7,273
Total current assets	176,811	184,872
Property, plant and equipment, net	264,459	267,010
Goodwill	186,508	184,999
Other assets	10,069	10,375
Total assets	$637,847	$647,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,702	$3,172
Accounts payable	35,385	48,160
Accrued liabilities	51,323	45,411
Total current liabilities	91,410	96,743
Long-term debt, net of current maturities	294,978	295,328
Other long-term obligations and deferred credits	9,205	9,125
Deferred income taxes	30,018	26,763
Total liabilities	425,611	427,959

Commitments and contingencies (Note 11)

Minority interest in consolidated subsidiary (Note 4)	12,148	14,192

Stockholders’ equity:
Preferred stock	—	—
Common stock	40	39
Additional paid-in capital	268,513	267,817
Retained deficit	(65,396)	(60,118)
Treasury stock, at cost	(3,069)	(2,633)
Total stockholders’ equity	200,088	205,105
Total liabilities and stockholders’ equity	$637,847	$647,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Sales	$162,107	$157,494
Cost of goods sold before depreciation, depletion and amortization	141,291	136,506
Selling, general and administrative expenses	18,131	16,693
Depreciation, depletion and amortization	6,878	6,638
Loss from operations	(4,193)	(2,343)
Interest income	74	24
Interest expense	6,780	6,891
Other income, net	622	477
Minority interest in consolidated subsidiary	(2,044)	-
Loss from continuing operations before income tax benefit	(8,233)	(8,733)
Income tax benefit	(3,104)	(3,509)
Loss from continuing operations	(5,129)	(5,224)
Loss from discontinued operations (net of tax benefit of $81 in 2008 and $336 in 2007)	(149)	(505)
Net loss	$(5,278)	$(5,729)

Loss per share – Basic and diluted:
Loss from continuing operations	$(0.13)	$(0.14)
Loss from discontinued operations, net of income tax benefit	(0.01)	(0.01)
Net loss	$(0.14)	$(0.15)

Basic and diluted shares used in calculating net loss per share	38,587	38,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional			Total
	Shares	Par Value	Paid-In Capital	Retained Deficit	Treasury Stock	Stockholders’ Equity
BALANCE, December 31, 2007	39,361	$39	$267,817	$(60,118)	$(2,633)	$205,105
Stock-based compensation	540	1	696	-	-	697
Purchase of treasury shares	(113)	-	-	-	(436)	(436)
Cancellation of shares	(13)	-	-	-	-	-
Net loss	-	-	-	(5,278)	-	(5,278)
BALANCE, March 31, 2008	39,775	$40	$268,513	$(65,396)	$(3,069)	$200,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,278)	$(5,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	6,878	7,218
Debt issuance cost amortization	398	380
Net (gain) loss on sale of assets	(437)	4
Deferred income taxes	(3,315)	(3,898)
Provision for doubtful accounts	458	306
Stock-based compensation	697	636
Excess tax benefits from stock-based compensation	—	(54)
Minority interest in consolidated subsidiary	(2,044)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	10,401	9,006
Inventories	(327)	731
Prepaid expenses and other current assets	2,449	(1,865)
Other assets and liabilities	(137)	(39)
Accounts payable and accrued liabilities	(5,276)	(7,668)
Net cash provided by (used in) operations	4,467	(972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals	(5,561)	(7,374)
Payments for acquisitions	(1,822)	—
Disposals of business units	7,583	—
Other investing activities	212	(174)
Net cash provided by (used in) investing activities	412	(7,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	2,529	10,100
Repayments of capital leases and notes payable	(1,406)	(929)
Proceeds from issuance of common stock under compensation plans	—	371
Excess tax benefits from stock-based compensation	—	54
Purchase of treasury shares	(436)	(225)
Debt issuance costs	(11)	(154)
Net cash provided by financing activities	676	9,217
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,555	697
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,850	8,804
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,405	$9,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We include in our condensed consolidated financial statements, the results of operations, balance sheets and cash flows of our 60%-owned Michigan subsidiary. We reflect the minority owner’s 40% interest in income, net assets and cash flows of our Michigan subsidiary as minority interest in consolidated subsidiary in our condensed consolidated financial statements. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although our management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of our results expected for the year ending December 31, 2008.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	SIGNIFICANT ACCOUNTING POLICIES

For a description of our accounting policies, see Note 1 of the consolidated financial statements in the 2007 Form 10-K, as well as Note 13 below.

3.	DISCONTINUED OPERATIONS

In the fourth quarter of 2007, we entered into definitive agreements to dispose of three of our ready-mixed concrete business units. In November 2007, we sold our Knoxville, Tennessee and Wyoming, Delaware business units. The sale of our third unit, headquartered in Memphis, Tennessee, occurred on January 31, 2008. All three units were part of our ready-mixed concrete and concrete-related products segment. We classified all three business units sold as discontinued operations beginning in the fourth quarter of 2007 and presented the results of operations, net of tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The results of discontinued operations included in the accompanying condensed consolidated statements of operations were as follows for the three months ended March 31 (in thousands):

	Three Months Ended March 31,
	2008	2007
Sales	$671	$11,895
Operating expenses	1,395	12,736
Gain on disposal of assets	494	-
Loss from discontinued operations, before income tax benefit	(230)	(841)
Income tax benefits from discontinued operations	(81)	(336)
Loss from discontinued operations, net of tax	$(149)	$(505)

The following table summarizes the carrying amount as of December 31, 2007 of the major classes of assets of the Memphis, Tennessee business unit we classified as held for sale (in thousands):

December 31, 2007
Assets held for sale:
Inventories	$401
Property, plant and equipment, net	6,872
Total assets held for sale	$7,273

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.	BUSINESS COMBINATIONS

In January 2008, we acquired a ready-mixed concrete operation in Staten Island, New York. We used cash-on-hand to fund the purchase price of approximately $1.8 million.

In October 2007, we completed the acquisition of the operating assets, including working capital and real property of Architectural Precast, LLC (“API”), a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the Atlantic region. We used borrowings under our revolving credit facility to fund the cash purchase price of approximately $14.5 million. The purchase agreement provides for up to $1.5 million in additional purchase consideration, which is contingent on API attaining established earnings targets in each of 2008 and 2009.

In April 2007, several of our subsidiaries entered into agreements with the Edw. C. Levy Co. relating to the formation of a ready-mixed concrete company that operates in Michigan.  We contributed our Michigan ready-mixed concrete and concrete-related products assets, excluding our quarry assets and working capital, in exchange for an aggregate 60% ownership interest, and Levy contributed all of its ready-mixed concrete and concrete-related products assets, a cement terminal and cash of $1.0 million for a 40% ownership interest in the new company.  Under the contribution agreement, the subsidiary also purchased at closing the then carrying amount of Levy’s inventory and prepaid assets, totaling approximately $3.0 million, which is classified as cash used in investing activities. The newly formed company, Superior Materials Holdings, LLC, which operates primarily under the trade name Superior Materials, currently owns and operates 22 ready-mixed concrete plants, a cement terminal and approximately 250 ready-mixed concrete trucks. For financial reporting purposes, we are including Superior Materials Holdings, LLC in our consolidated accounts.

Superior Materials Holdings, LLC has a separate credit agreement which provides for a revolving credit facility, under which borrowings of up to $20 million may become available depending on its borrowing base, as defined in the credit agreement (see Note 7).

In other business acquisitions during the periods presented, we acquired two ready-mixed concrete plants, including real property and raw material inventories, in our west Texas market for approximately $3.6 million in June 2007.

5.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Raw materials	$16,531	$17,374
Precast products	7,867	7,495
Building materials for resale	3,963	3,520
Repair parts	4,093	4,168
	$32,454	$32,557

6.	GOODWILL

The change in the carrying amount of goodwill from December 31, 2007 to March 31, 2008 was as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Precast Concrete Products	Total
Balance at December 31, 2007	$148,116	$36,883	$184,999
Acquisitions	1,509	—	1,509
Balance at March 31, 2008	$149,625	$36,883	$186,508

The adjustments made in the three months ended March 31, 2008 relate to the purchase price allocation in connection with our recent business acquisition (see Note 4).

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	DEBT

A summary of debt is as follows (in thousands):

	March 31,	December 31,
	2008	2007
Senior secured credit facility due 2011	$—	$—
8⅜% senior subordinated notes due 2014	283,855	283,807
Notes payable	7,832	6,114
Superior Materials Holdings, LLC secured credit facility due 2010	7,350	7,816
Capital leases	643	763
	299,680	298,500
Less: current maturities	4,702	3,172
	$294,978	$295,328

Senior Secured Credit Facility

On June 30, 2006, we entered into a credit agreement (“the Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004. The Credit Agreement, as amended to date, provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At March 31, 2008, there were no borrowings under this facility and new borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate of 5.25% plus 0.25%. Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility. The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At March 31, 2008, the amount of the available credit was approximately $88.9 million, net of outstanding letters of credit of approximately $12.2 million.

Our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement. In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of our 60%-owned Michigan subsidiary. The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% senior subordinated notes due April 1, 2014. Interest on these notes is payable semi-annually on April 1 and October 1 of each year. We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility. In July 2006, we issued $85 million of additional 8⅜% senior subordinated notes.

All of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% senior subordinated notes.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement that provides for a revolving credit facility. The credit agreement was amended in the first quarter of 2008 and currently allows for borrowings of up to $20 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables and inventory and $5.0 million plus $2.5 million for the period January 1 and ending May 31 of each year, plus certain adjustments for letters of credit.  The credit agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  As of March 31, 2008, there were $7.4 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $1.2 million.

Currently, borrowings under the facility are subject to an interest pricing grid ranging from LIBOR plus 1.25% to LIBOR plus 2.5%. The interest rate margins vary inversely with the ratio of funded debt to EBITDA.  Commitment fees at an annual rate of 25 basis points are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior Materials Holdings, LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to be at least $0.7 million for the year ending December 31, 2008.

8.	INCOME TAXES

For the three months ended March 31, our income tax payments were approximately $0.1 million in 2008 and $1.8 million in 2007.

In accordance with applicable generally accepted accounting principles, we estimate the effective tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our effective tax rate for the three months ended March 31, 2008 was approximately 37.7%, compared to 40.2% for the three months ended March 31, 2007. The effective income tax rate for the 2008 period was higher than the federal statutory rate of 35%, due primarily to state income taxes and additional taxes provided due to previously recorded tax liabilities for uncertain tax positions. In the 2007 period, the effective income tax rate was higher than the federal statutory rate, due primarily to state income taxes.

9.	STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	March 31,	December 31,
	2008	2007
Shares authorized	60,000	60,000
Shares outstanding at end of period	39,775	39,361
Shares held in treasury	381	315

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which were issued or outstanding as of March 31, 2008 and December 31, 2007.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, we withheld approximately 66,000 shares during the three months ended March 31, 2008, at a total value of $0.2 million, and we accounted for those shares as treasury stock.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock. The plan permits the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws. Our stock repurchase plan does not obligate us to repurchase any particular number of shares, and we may suspend or discontinue the program at any time. As of March 31, 2008, we had repurchased 46,531 shares with an aggregate value of $0.2 million under the repurchase plan and had a remaining authorization to repurchase up to 2,953,469 shares.

10.	SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used, on a weighted-average basis, in calculating basic and diluted net loss per share:

	Three Months Ended March 31,
	2008	2007
Basic weighted average common shares outstanding	38,587	38,030
Effect of dilutive stock options and awards	—	—
Diluted weighted average common shares outstanding	38,587	38,030

For the three-month period ended March 31, stock options and awards covering 2.0 million shares in 2008 and 1.9 million shares in 2007 were excluded from the computation of the net loss per share because their effect would have been antidilutive.

11.	COMMITMENTS AND CONTINGENCIES

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations. As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes. In the period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we record a liability reflecting either the low end of our range or a specific estimate, if we believe a specific estimate to be likely based on current information. During the year ended December 31, 2007, we recorded a $2.3 million liability associated with certain ongoing litigation. Based on information available to us as of March 31, 2008, we believe our existing accruals for these matters are reasonable.

We received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of approximately $1.3 million in May 2008 as our allocable share of the minimum funding deficiencies. We are currently evaluating several options to minimize our exposure, including transferring our assets and liabilities into another plan. We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.

We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries should not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we or any of our subsidiaries is a party will not have a material adverse effect on our consolidated results of operations or cash flows for the fiscal period in which that resolution occurs. We expect in the future that we and our operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of our business.

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. Based on experience and the information currently available, our management believes that these claims should not have a material impact on our consolidated financial condition, results of operations or cash flows. Despite compliance and experience, it is possible that we could be held liable for future charges, which might be material, but are not currently known to us or cannot be estimated by us. In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2008.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire or divest businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, we believe our deductible retentions per occurrence for auto, general liability and workers’ compensation insurance programs are consistent with industry practices. Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation. We fund these deductibles and record an expense for expected losses under the programs. The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense.

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

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $26.8 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2008	2007
Sales:
Ready-mixed concrete and concrete-related products	$148,826	$142,974
Precast concrete products	16,561	17,815
Inter-segment sales	(3,280)	(3,295)
Total sales	$162,107	$157,494

Segment Operating Loss:
Ready-mixed concrete and concrete-related products	$(424)	$(839)
Precast concrete products	1,809	1,310
Unallocated overhead and other income	612	2,193
Corporate:
Selling, general and administrative expense	5,568	4,530
Interest expense, net	6,706	6,867
Minority interest in consolidated subsidiaries	(2,044)	-
Loss before income taxes	$(8,233)	$(8,733)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$6,229	$6,139
Precast concrete products	524	404
Corporate	125	95
Total depreciation, depletion and amortization	$6,878	$6,638

Sales by Product:
Ready-mixed concrete and concrete-related products	$131,007	$126,497
Precast concrete products	16,764	18,126
Building materials	3,259	3,985
Aggregates	6,594	6,596
Other	4,483	2,290
Total sales	$162,107	$157,494

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended March 31,
	2008	2007
Capital Expenditures:
Ready-mixed concrete and concrete-related products	$4,811	$6,582
Precast concrete products	935	748
Total capital expenditures	$5,746	$7,330

	As of March 31, 2008	As of December 31, 2007
Total Assets:
Ready-mixed concrete and concrete-related products	$481,558	$506,999
Precast concrete products	80,595	79,557
Corporate	75,694	60,700
Total assets	$637,847	$647,256

13.	RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. The adoption did not have a material effect on our first quarter financial statements.

In February 2008, the FASB issued Staff Position No. 157-2, "Partial Deferral of the Effective Date of SFAS No. 157," which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We have not yet completed our evaluation of the potential impact of this standard on our nonfinancial assets and liabilities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for our first quarter 2009 financial statements, with early application encouraged. We do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated financial position, results of operations or cash flow.

14.	FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding our Michigan 60%-owned subsidiary, Superior Materials Holdings, LLC (see Note 4) and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt. We directly or indirectly own 100% of each subsidiary guarantor. The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete and its subsidiary guarantors (including minor subsidiaries), our 60%-owned Michigan non-guarantor subsidiary and our total company as of and for the three months ended March 31, 2008.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)
Condensed Consolidating Balance Sheet As of March 31, 2008:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,395	$10	$-	$20,405
Trade accounts receivable, net.	85,679	6,074	-	91,753
Inventories	28,052	4,402	-	32,454
Deferred income taxes	17,507	-	-	17,507
Prepaid expenses	4,773	867	-	5,640
Other current assets	9,049	3	-	9,052
Total current assets	165,455	11,356	-	176,811
Property, plant and equipment, net	230,478	33,981	-	264,459
Goodwill	186,508	-	-	186,508
Other assets	29,986	115	(20,032)	10,069
Total assets	$612,427	$45,452	$(20,032)	$637,847

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$4,346	$356	$-	$4,702
Accounts payable	31,214	4,171	-	35,385
Accrued liabilities	48,409	2,914	-	51,323
Total current liabilities	83,969	7,441	-	91,410
Long-term debt, net of current maturities	287,341	7,637	-	294,978
Other long-term obligations and deferred credits	5,994	-	3,211	9,205
Deferred income taxes	30,018	-	-	30,018
Total liabilities	407,322	15,078	3,211	425,611

Minority interest in consolidated subsidiary	-	-	12,148	12,148

Stockholders' equity:
Common stock	40	-	-	40
Additional paid-in capital	268,513	38,736	(38,736)	268,513
Retained deficit	(60,379)	(8,362)	3,345	(65,396)
Treasury stock, at cost	(3,069)	-	-	(3,069)
Total stockholders' equity	205,105	30,374	(35,391)	200,088
Total liabilities and stockholders' equity	$612,427	$45,452	$(20,032)	$637,847

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statements of Operations Three months ended March 31, 2008:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Sales	$155,649	$6,458	$-	$162,107
Cost of goods sold before depreciation, depletion and amortization	132,406	8,885	-	141,291
Selling, general and administrative expenses	16,736	1,395	-	18,131
Depreciation, depletion and amortization	5,760	1,118	-	6,878
Income (loss) from operations	747	(4,940)	-	(4,193)
Interest expense, net	6,558	148	-	6,706
Other income, net	570	52	-	622
Minority interest in consolidated subsidiary	-	-	(2,044)	(2,044)
Loss before income tax provision (benefit)	(5,241)	(5,036)	2,044	(8,233)
Income tax provision (benefit)	(3,179)	75	-	(3,104)
Loss from continuing operations	(2,062)	(5,111)	2,044	(5,129)
Loss from discontinued operations, net of tax	(149)	-	-	(149)

Net loss	$(2,211)	$(5,111)	$2,044	$(5,278)

1 Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2008:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$5,261	$(794)	$-	$4,467
Net cash provided by (used in) investing activities	505	(93)	-	412
Net cash provided by (used in) financing activities	1,261	(585)	-	676
Net increase (decrease) in cash and cash equivalents	7,027	(1,472)	-	5,555
Cash and cash equivalents at the beginning of the period	13,368	1,482	-	14,850
Cash and cash equivalents at the end of the period	$20,395	$10	$-	$20,405

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Balance Sheet As of December 31, 2007:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Material Holdings, LLC	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,368	$1,482	$—	$14,850
Trade accounts receivable, net.	90,763	11,849	—	102,612
Inventories	28,182	4,375	—	32,557
Deferred income taxes	10,937	-	—	10,937
Prepaid expenses	4,625	631	—	5,256
Other current assets	10,615	772	—	11,387
Assets held for sale	7,273	-	—	7,273
Total current assets	165,763	19,109	—	184,872
Properties, plant and equipment, net	232,004	35,006	—	267,010
Goodwill	184,999	—	—	184,999
Other assets	30,281	126	(20,032)	10,375
Total assets	$613,047	$54,241	$(20,032)	$647,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,816	$356	$—	$3,172
Accounts payable	40,801	7,359	—	48,160
Accrued liabilities	42,591	2,820	—	45,411
Total current liabilities	86,208	10,535	—	96,743
Long-term debt, net of current maturities	287,106	8,222	—	295,328
Other long-term obligations and deferred credits	5,914	—	3,211	9,125
Deferred income taxes	26,763	—	—	26,763
Total liabilities	405,991	18,757	3,211	427,959

Minority interest in consolidated subsidiary	—	—	14,192	14,192

Stockholders' equity:
Common stock	39	—	—	39
Additional paid-in capital	267,817	38,736	(38,736)	267,817
Retained deficit	(58,167)	(3,252)	1,301	(60,118)
Treasury stock, at cost	(2,633)	—	—	(2,633)
Total stockholders' equity	207,056	35,484	(37,435)	205,105
Total liabilities and stockholders' equity	$613,047	$54,241	$(20,032)	$647,256

1 Including minor subsidiaries without operations or material assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Risk Factors” in Item 1A of Part I in the 2007 Form 10-K, and “—Risks and Uncertainties” below, except as required by applicable law. For a discussion of our commitment not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in the 2007Form 10-K. We assume no obligation to update these forward-looking statements; except as required by applicable law.

Our Business

We operate our business in two business segments: ready-mixed concrete and concrete-related products; and precast concrete products.

Ready-Mixed Concrete and Concrete-Related Products. Our ready-mixed concrete and concrete-related products segment is engaged primarily in the production, sale and delivery of ready-mixed concrete to our customer’s job sites. To a lesser extent, this segment is engaged in the mining and sale of aggregates, and the resale of building materials, primarily to our ready-mixed concrete customers. We provide these products and services from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C., Michigan and Oklahoma.

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

For the first three months of 2008, our average sales price trends varied by region in our ready-mixed concrete markets. We experienced pricing improvements in our northern California, north and west Texas markets, and pricing declines in our New Jersey, Washington, D.C. and Michigan markets, as compared to the first quarter of 2007. Sustaining or improving our operating margins in the future will depend on market conditions, including the impact of continued softening in the residential sector, our customers’ access to credit and strength in the commercial and public works end-use markets of our operations.

Ready-mixed concrete sales volume generally declined beginning in 2006 and have continued to decline in the first quarter of 2008 as compared to the first quarter of 2007 on a same-plant-sales basis. This decline reflects a sustained downward trend in residential construction activity and light commercial projects in many of our markets. We expect the overall construction downturn, in both residential and light commercial end-use markets, to continue in the remainder of 2008, resulting in ready-mixed concrete sales volumes being down on a same-plant-sales basis in 2008 in most of our markets as compared to 2007. We expect ready-mixed concrete volumes related to public works construction to be higher in 2008 as compared to 2007.

Demand for our products in our precast concrete products segment decreased in the first quarter of 2008, as compared to the first quarter of 2007. This decline is reflective of the decline in residential construction starts in our northern California and Phoenix, Arizona markets, where our precast business has been heavily weighted toward products used in new residential construction projects. We are in the process of refocusing our product lines and streamlining our operations in these markets to better serve existing demand and penetrate additional end-use markets.

Cement and Other Raw Materials

We obtain most of the raw materials necessary to manufacture ready-mixed concrete and precast concrete products on a daily basis. These materials include cement, other cementitious materials (generally, fly ash and blast furnace slag) and aggregates (stone, gravel and sand), in addition to certain chemical admixtures. With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Typically, cement, other cementitious materials and aggregates represents the highest cost materials used in manufacturing a cubic yard of ready-mixed concrete. In each of our markets, we purchase each of these materials from several suppliers. Admixtures are generally purchased from suppliers under national purchasing agreements.

We negotiate cement and aggregate pricing with suppliers both on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates. We anticipate that the residential construction downturn that began in the second half of 2006 will continue through the remainder of 2008 and, therefore; commercial construction and other building segments will comprise a larger percentage of overall product demand. Generally, due to tightness of supply, cement and aggregate costs have increased significantly over the last several years. However, due to the slowdown in residential housing starts and increased U.S. cement capacity, we have not experienced and do not expect to experience cement shortages during 2008. Announced cement price increases for January 1, 2008 have been delayed in many of our markets and increases realized, if any, by our cement suppliers are expected to be lower than in 2007. We expect 2008 aggregate pricing to increase moderately over 2007 levels. Today, in most of our markets, we believe there is an adequate supply of aggregates. Should demand for aggregates increase significantly, we could experience escalating prices or shortages of aggregates.

Acquisitions

Since our inception in 1999, our growth strategy has contemplated acquisitions. The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved, can affect our operations and results. Our recent acquisitions are discussed briefly below.

Ready-Mixed Concrete and Concrete-Related Products Segment

New York Acquisition. In January 2008, we acquired a single plant ready-mixed concrete operation in Staten Island, New York. The purchase price was approximately $1.8 million in cash.

West Texas Acquisition. We acquired two ready-mixed concrete plants, including real property and certain raw material inventories, in our west Texas market for approximately $3.6 million in June 2007.

Superior Materials Joint Venture. In April 2007, we formed a joint venture (Superior Materials Holdings, LLC), with the Edw. C. Levy Co., which operates in Michigan. Under the contribution agreement, we contributed substantially all of our ready-mixed concrete and concrete-related products assets, except our quarry assets and working capital, in Michigan, in exchange for a 60% ownership interest, while the Edw. C. Levy Co. contributed all of its Michigan ready-mixed concrete and related concrete products assets, its 24,000-ton cement terminal and $1.0 million for a 40% ownership interest. The 60%-owned Michigan subsidiary currently owns and operates 22 ready-mixed concrete plants, a 24,000-ton cement terminal and approximately 250 ready-mixed concrete trucks.

Precast Concrete Products Segment

Architectural Precast, LLC (“API”). In October 2007, we acquired the operating assets, including working capital and real property, of API, a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the Mid-Atlantic region, for approximately $14.5 million plus a $1.5 million contingency payment based on the future earnings of API.

Divestitures

In the fourth quarter of 2007, we began to implement our strategy of exiting markets that do not meet our performance and return criteria or fit our long-term strategic objectives. We sold our Knoxville, Tennessee and Wyoming, Delaware operations in November 2007 for $16.5 million, plus certain adjustments for working capital. In addition, we sold our Memphis, Tennessee operations for $7.2 million, plus the payment for certain inventory-on-hand at closing on January 31, 2008 (See Note 3 to our condensed consolidated financial statements included in this report). These operations have been aggregated and presented in our accompanying Condensed Consolidated Financial Statements as “discontinued operations.”

Risks and Uncertainties

Numerous factors could affect our future operating results, including those discussed under the heading “Risk Factors” in Item 1A of Part I of the 2007 Form 10-K and the following factors:

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

During the second half of 2007, we began a process to select a new enterprise resource planning solution to provide for enhanced control, business efficiency and effectiveness, more timely and consistent reporting of both operational and financial data, and provide a platform to more adequately support our long-term growth plans. In the fourth quarter, a plan of implementation was approved which anticipates a phased implementation across our regions during the course of 2008 and into early 2009. The plan of implementation is on schedule.

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

Tax Liabilities. We are subject to federal, state and local income taxes, applicable to corporations generally, as well as nonincome-based taxes. Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of business, we make calculations in which the ultimate tax determination is uncertain. We are also, from time to time, under audit by state and local tax authorities. Although we can provide no assurance that the final determination of our tax liabilities will not differ from what our historical income tax provisions and accruals reflect, we believe our tax estimates are reasonable.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2007 Form 10-K. Our critical accounting policies involve the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes and the valuation and useful lives of property, plant and equipment. During the three months ended March 31, 2008, we made no changes in the application of our critical accounting policies presented in the 2007 Form 10-K. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2007 Form 10-K for a discussion of these accounting policies. See Note 13 to the condensed consolidated financial statements in Part I of this report for a discussion of recent accounting pronouncements and accounting changes.

Results of Operations

The following table sets forth selected historical statements of operations information (in thousands, except for selling prices) and that information as a percentage of sales for the periods indicated.

	Three Months Ended March 31,
	2008		2007
	(unaudited)
Sales:
Ready-mixed concrete and concrete-related products	$148,826	91.8%	$142,974	90.8%
Precast concrete products	16,561	10.2	17,815	11.3
Inter-segment sales	(3,280)	(2.0)	(3,295)	(2.1)
Total sales	$162,107	100.0	$157,494	100.0

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$129,041	79.6	$122,388	77.7
Precast concrete products	12,250	7.6	14,118	9.0
Selling, general and administrative expenses	18,131	11.2	16,693	10.6
Depreciation, depletion and amortization	6,878	4.2	6,638	4.2
Loss from operations	(4,193)	(2.6)	(2,343)	(1.5)
Interest income	74	0.0	24	0.0
Interest expense	6,780	4.2	6,891	4.3
Other income, net	622	0.4	477	0.3
Minority interest in consolidated subsidiary	(2,044)	(1.3)	—	0.0
Loss from continuing operations before income tax benefit	(8,233)	(5.1)	(8,733)	(5.5)
Income tax benefit	(3,104)	(1.9)	(3,509)	(2.2)
Loss from continuing operations	(5,129)	(3.2)	(5,224)	(3.3)
Loss from discontinued operations, net of tax	(149)	(0.1)	(505)	(0.3)
Net loss	$(5,278)	(3.3)%	$(5,729)	(3.6)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$95.61		$90.75
Sales volume in cubic yards	1,370		1,394

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production[1]	$663.87		$634.65
Ready-mixed concrete used in production in cubic yards	25		28

1Compared to the three months ended March 31, 2007, average selling price per cubic yard of concrete used in production was $593.21 on a same-plant-sales basis.

Sales.

Ready-mixed concrete and concrete-related products. Sales of our ready-mixed concrete and concrete-related products from continuing operations were $148.8 million for the three months ended March 31, 2008, up $5.9 million, or 4.1%, compared to the corresponding period in 2007. Our ready-mixed sales volume for the first quarter of 2008 was approximately 1.37 million cubic yards, down 1.7% from the 1.39 million cubic yards of ready-mixed concrete we sold in the first quarter of 2007. The decline reflects the continued downturn in residential home construction activity and light commercial projects in many of our markets. On a same-plant-sales basis, ready-mixed concrete sales volumes were down 6.0% in the first quarter of 2008 as compared to the first quarter of 2007. Offsetting the effects of lower sales volumes was the approximate 5.4% rise in the average sales price per cubic yard of ready-mixed concrete during the first quarter of 2008, as compared to the first quarter of 2007.

Precast concrete products. Sales in our precast concrete products segment were $16.6 million for the three months ended March 31, 2008, a decrease of $1.3 million or 7.0%, from the corresponding period in 2007. Excluding sales associated with acquired operations, on a same-plant-sales basis, our first quarter 2008 precast concrete products sales were down approximately 32.5% from the first quarter of 2007, a result of the continued downturn in residential construction in our northern California and Phoenix, Arizona markets.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products. The increase in cost of goods sold, before depreciation, depletion and amortization of $6.7 million or 5.4% to $129.0 million for the three month period ended March 31, 2008, was primarily associated with higher raw materials cost, increased fuel costs, higher delivery costs, including pension costs, and reduced operational efficiencies resulting from lower-than-expected volumes as compared to the three months ended March 31, 2007. As a percentage of ready-mixed concrete and concrete-related products sales, cost of goods sold before depreciation, depletion and amortization increased from 85.6% for the three months ended March 31, 2007 to 86.7% for the three months ended March 31, 2008. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products sales in the first quarter of 2008 were primarily attributable to higher delivery costs, including compensation, pension costs and fuel costs, partially offset by lower raw materials costs as a percentage of revenue as compared to the first quarter of 2007. Cost of goods sold before depreciation, depletion and amortization was favorably impacted by the $1.4 million workers’ compensation settlement gain reflected in the first quarter of 2007. Cost of goods sold before depreciation, depletion and amortization in the first quarter of 2008 was negatively impacted by a $1.3 million expense related to a multi-employer plan funding deficiency accrual at one of our locations.

Precast concrete products. The reduction in cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment of $1.9 million, or 13.2%, for the three months ended March 31, 2008, as compared to the corresponding period in 2007, is reflective of the declining residential construction market that has been impacting our northern California and Phoenix, Arizona precast markets. As a percentage of precast concrete products sales, cost of goods sold before depreciation, depletion and amortization declined in the three months ended March 31, 2008, as compared to the corresponding period in 2007, from 79.2% to 74.0%. The decrease in cost of goods sold as a percentage of precast concrete product sales for the three months ended March 31, 2008, reflected the lower operating costs of our architectural precast business and cost reductions made in our plant operations in northern California and Phoenix, Arizona.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2008 were $18.1 million, or 8.6% higher than in the corresponding 2007 period, due to an increase in incentive compensation accruals, professional fees, office expenses and bad debt expenses.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.2 million, or 3.6%, for the three months ended March 31, 2008, as compared to the corresponding period in 2007.

Interest expense. The decrease in interest expense of $0.1 million, or 1.6%, to $6.8 million for the three months ended March 31, 2008, as compared to the corresponding period of 2007, was due to lower borrowings under our credit facility.

Minority interest. Minority interest of ($2.0) million reflected in the first quarter of 2008 relates to the allocable share of net loss from our Michigan joint venture to our minority partner. The Michigan joint venture was formed on April 1, 2007, and accordingly, no minority interest is reflected for the three-months ended March 31, 2007.

Income tax benefit. We recorded an income tax benefit from continuing operations of $3.1 million for the three months ended March 31, 2008 as compared to $3.5 million for the corresponding period in 2007. The decrease in the income tax benefit for the period ended March 31, 2008 resulted from the income tax effect of lower operating losses, partially offset by additional income tax accruals for certain tax contingencies. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our estimated annualized effective tax rate was 37.7% and 40.2% for the three months ended March 31, 2008 and 2007, respectively. The effective income tax rates for the 2008 and 2007 periods are higher than the federal statutory rate, due primarily to state income taxes and additional tax provisions for uncertain tax benefits as required by FIN 48. We expect our effective tax rate for 2008 will be approximately 40.0% to 43.0%.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal increases in working capital requirements, purchasing property and equipment and paying cash interest expense under our 8⅜% senior subordinated notes due in April 2014 and cash interest expense on borrowings under our senior secured revolving credit facility that is scheduled to expire in March 2011. In addition to cash and cash equivalents of $20.4 million at March 31, 2008 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $150 million. The credit agreement relating to the facility provides that the administrative agent may, on the bases specified, reduce the amount of available credit from time to time. At March 31, 2008, we had $88.9 million of available credit, net of outstanding letters of credit of $12.2 million. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods and the cash interest payment on our senior subordinated notes on April 1 and October 1 of each year. Generally, in the fourth quarter of each year, our working capital borrowings decline and are at their lowest annual levels in the first quarter of the following year.

 The principal factors that could adversely affect the amount and availability of our internally generated funds include:
•	any deterioration of sales, because of weakness in markets in which we operate;
•	any decline in gross margins due to shifts in our project mix or increases in the cost of our raw materials;
•	any deterioration in our ability to collect our accounts receivable from customers as a result of further weakening in residential and other construction demand; and
•	the extent to which we are unable to generate internal growth through integration of additional businesses or capital expansions of our existing business.

The principal factors that could adversely affect our ability to obtain cash from external sources include:

•	covenants contained in the credit agreement governing our senior revolving credit facility and the indenture governing our 8⅜% senior subordinated notes;
•	volatility in the markets for corporate debt and any additional market instability which may result from the effect of subprime loan default rates; and
•	fluctuations in the market price of our common stock or 8 ⅜% senior subordinated notes.

The following key financial measurements reflect our financial position and capital resources as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008	December 31, 2007

Cash and cash equivalents	$20,405	$14,850
Working capital	$85,401	$88,129
Total debt	$299,680	$298,500
Debt to debt and equity	60.0%	59.3%

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

Senior Secured Credit Facility

On June 30, 2006, we entered into a credit agreement (“the Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004. The Credit Agreement, as amended to date, provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At March 31, 2008, there were no borrowings under this facility and new borrowings under the facility would have borne annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate of 5.25% plus 0.25%. Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility. The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.

Our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement. In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets; and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of our 60%-owned Michigan subsidiary. The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% senior subordinated notes due April 1, 2014. Interest on these notes is payable semi-annually on April 1 and October 1 of each year. We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility. In July 2006, we issued $85 million of additional 8⅜% senior subordinated notes.

All of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% senior subordinated notes.

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

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement that provides for a revolving credit facility. The credit agreement was amended in the first quarter of 2008 and currently allows for borrowings of up to $20 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables and inventory and $5.0 million plus $2.5 million for the period January 1 and ending May 31 of each year, plus certain adjustments for letters of credit.  The credit agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  As of March 31, 2008, there were $7.4 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $1.2 million.

Currently, borrowings under the facility are subject to an interest pricing grid ranging from LIBOR plus 1.25% to LIBOR plus 2.50%. The interest rate margins vary inversely with the ratio of funded debt to EBITDA.  Commitment fees at an annual rate of 25 basis points are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior Materials Holdings, LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to be at least $0.7 million for the year ending December 31, 2008.  Superior Materials Holdings, LLC was in compliance with the terms of the credit agreement as of March 31, 2008.  However, based on Superior Materials Holdings, LLC’s 2008 expected financial performance, it may seek future waivers or amendments to its credit facility.

U.S. Concrete and its 100%-owned subsidiaries are not obligors or guarantors under the terms of the Superior Materials Holdings LLC credit agreement.

Cash Flow

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities was $4.5 million in the three months ended March 31, 2008, compared to $1.0 million of net cash used in operating activities in the three months ended March 31, 2007. This change was principally a result of lower working capital requirements and lower income tax payments in the first quarter of 2008, as compared to the first quarter of 2007.

Our net cash used in investing activities improved $8.0 million and provided cash of $0.4 million for the three months ended March 31, 2008, as compared to $7.5 million used in investing activities in three months ended March 31, 2007. This change was primarily due to lower capital expenditures and net proceeds received from our divestiture activities. During the first quarter of 2008, we received $7.6 million in proceeds from the sale of our Memphis operations and spent approximately $1.8 million for a ready-mixed concrete operation in New York.

Our net cash provided by financing activities of $0.7 million for the three months ended March 31, 2008 decreased $8.5 million from the $9.2 million net cash provided by financing activities in the three months ended March 31, 2007. This decrease was attributable to lower borrowings under our credit facility.

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

Our net cash provided by (used in) operations and free cash flow is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Net cash provided by (used in) operations	$4,467	$(972)
Less: purchases of property and equipment (net of disposals)	(5,561)	(7,374)
Free cash flow (as defined)	$(1,094)	$(8,346)

Future Capital Requirements

For the last nine months of 2008, our capital requirements for planned capital expenditures are expected to be in the range of $20 million to $25 million, most of which we expect to be related to equipment purchases, plant relocations and our ongoing enterprise resource planning systems implementation. In addition, in the normal course of business, we lease certain equipment used in our operations under operating leases.

We believe, on the basis of current expectations, that our cash on hand, internally generated cash flow and available borrowings under our revolving credit facility will be sufficient to provide the liquidity necessary to fund our operations, meet our capital and debt service requirements and fund any common stock repurchases under our share repurchase program for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet debt arrangements except for operating leases. From time to time, we may enter into additional operating leases that would not be reflected on our balance sheet. We do not have any transactions, arrangements or relationships with “special purpose” entities. Also, we have no outstanding debt guarantees. At March 31, 2008, we had $12.2 million of letters of credit outstanding. We are also contingently liable for performance under $26.8 million in performance bonds relating primarily to our ready-mixed concrete operations.

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock. The plan permits the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws. The timing and amount of any future share repurchases will be determined by our management based on an evaluation of market and economic conditions and other relevant factors. We intend to retire any repurchased shares as soon as practicable following repurchase. Our stock repurchase plan does not obligate us to repurchase any particular number of shares, and we may suspend or discontinue the program at any time. As of March 31, 2008, we had repurchased 46,531 shares with an aggregate value of $0.2 million under the repurchase plan and had a remaining authorization to repurchase up to 2,953,469 shares.

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

Inflation

We experienced modest increases in operating costs during 2007 related to inflation. However, cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates. We expect the upward trend in diesel fuel prices to continue in 2008 at rates faster than regional inflationary rates. We generally compensate for the escalating cost of diesel fuel with fuel surcharges to our customers, which are recorded in our revenues. Our success in realizing fuel surcharges varies by each market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at their fair values. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values. At March 31, 2008 and 2007, we were not a party to any derivative financial instruments.

The indebtedness evidenced by our 8⅜% senior subordinated notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes. The fair value of that debt will vary as interest rates change.

Borrowings under our revolving credit facility expose us to certain market risks. Interest on amounts drawn under the credit facility varies based on prime rate or one-, two-, three- or six-month LIBOR rates. Based on the trend of our credit facility outstanding balance through March 31, 2008, a one-percent change in the applicable rate would not materially change the amount of our interest expense for 2008.

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

In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units which vest in four equal annual installments beginning in May 2006. Each share price performance unit is equal in value to one share of our common stock. Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date. A change of one dollar in the price of our common stock would cause a pretax change in selling, general and administrative expense of approximately one dollar for each share price performance unit outstanding. At March 31, 2008, there were 64,000 share price performance units outstanding.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see Note 11 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock. The plan permits the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws. The timing and amount of any future share repurchases will be determined by our management based on an evaluation of market and economic conditions and other relevant factors. We intend to retire any repurchased shares as soon as practicable following repurchase. Our stock repurchase plan does not obligate us to repurchase any particular number of shares, and we may suspend or discontinue the program at any time. The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2008 pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased under the Programs
January 2008	-	-	—	-
February 2008	-	-	-	-
March 2008	46,531	$3.86	46,331	2,953,469

Item 6. Exhibits

Exhibit Number		Description
3.1	*	— Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2	*	— Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3	*	— Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
4.1		— Second Amendment to Credit Agreement, dated as of March 3, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank.
4.2		— Third Amendment to Credit Agreement, dated as of March 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank.
10.1	*	— Severance Agreement, dated as of January 18, 2008, by and between U.S. Concrete, Inc. and William T. Albanese (Form 8-K filed on January 22, 2008 (File No. 000-26025), Exhibit 10.1).
10.2	*	— Amendment No. 6 to 1999 Incentive Plan of U.S. Concrete, Inc. dated as of April 11, 2008 (Form 8-K filed on April 14, 2008 (File No. 000-26025), Exhibit 10.1).
31.1		— Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2		— Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1		— Section 1350 Certification of Michael W. Harlan.
32.2		— Section 1350 Certification of Robert D. Hardy.

* Incorporated by reference to the filing indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: May 8, 2008	By:	/s/ Robert D. Hardy
Robert D. Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	*	— Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2	*	— Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3	*	— Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
4.1		— Second Amendment to Credit Agreement, dated as of March 3, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank.
4.2		— Third Amendment to Credit Agreement, dated as of March 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank.
10.1	*	— Severance Agreement, dated as of January 18, 2008, by and between U.S. Concrete, Inc. and William T. Albanese (Form 8-K filed on January 22, 2008 (File No. 000-26025), Exhibit 10.1).
10.2	*	— Amendment No. 6 to 1999 Incentive Plan of U.S. Concrete, Inc. dated as of April 11, 2008 (Form 8-K filed on April 14, 2008 (File No. 000-26025), Exhibit 10.1).
31.1		— Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2		— Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1		— Section 1350 Certification of Michael W. Harlan.
32.2		— Section 1350 Certification of Robert D. Hardy.

*Incorporated by reference to the filing indicated.