Form 10-Q
period 2008-06-30
US CONCRETE INC
filed 2008-08-07
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of the close of business on August 5, 2008, U.S. Concrete, Inc. had 39,824,981 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 420,668).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$9,199	$14,850
Trade accounts receivable, net	114,602	102,612
Inventories, net	34,789	32,557
Deferred income taxes	17,640	10,937
Prepaid expenses	5,394	5,256
Other current assets	9,259	11,387
Assets held for sale	—	7,273
Total current assets	190,883	184,872

Property, plant and equipment, net	272,208	267,010
Goodwill	189,137	184,999
Other assets, net	9,243	10,375
Total assets	$661,471	$647,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$4,195	$3,172
Accounts payable	61,067	48,160
Accrued liabilities	42,185	45,411
Total current liabilities	107,447	96,743

Long-term debt, net of current maturities	297,930	295,328
Other long-term liabilities and deferred credits	8,505	9,125
Deferred income taxes	31,882	26,763
Total liabilities	445,764	427,959

Commitments and contingencies (Note 11)

Minority interest in consolidated subsidiary (Note 4)	11,363	14,192

Stockholders’ equity:
Preferred stock	—	—
Common stock	40	39
Additional paid-in capital	269,417	267,817
Retained deficit	(62,093)	(60,118)
Treasury stock, at cost	(3,020)	(2,633)
Total stockholders’ equity	204,344	205,105
Total liabilities and stockholders’ equity	$661,471	$647,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$206,047	$209,508	$368,154	$367,002
Cost of goods sold before depreciation, depletion and amortization	170,410	168,509	311,701	305,015
Selling, general and administrative expenses	17,642	15,926	35,773	32,619
Depreciation, depletion and amortization	7,035	7,304	13,913	13,942
Income from operations	10,960	17,769	6,767	15,426
Interest expense, net	6,668	7,188	13,374	14,055
Other income, net	428	1,907	1,050	2,384
Minority interest in consolidated subsidiary	(785)	359	(2,829)	359
Income (loss) before income taxes	5,505	12,129	(2,728)	3,396
Income tax provision (benefit)	2,202	5,085	(902)	1,576
Income (loss) from continuing operations	3,303	7,044	(1,826)	1,820
Loss from discontinued operations (net of tax benefit of $0 and $81 in 2008, and $147 and $483 in 2007)	—	(220)	(149)	(725)
Net income (loss)	$3,303	$6,824	$(1,975)	$1,095

Earnings (loss) per share - Basic
Income (loss) from continuing operations	$0.09	$0.18	$(0.05)	$0.05
Loss from discontinued operations, net of income tax benefit	—	—	—	(0.02)
Net income (loss)	$0.09	$0.18	$(0.05)	$0.03

Earnings (loss) per share - Diluted
Income (loss) from continuing operations	$0.08	$0.18	$(0.05)	$0.05
Loss from discontinued operations, net of income tax benefit	—	—	—	(0.02)
Net income (loss)	$0.08	$0.18	$(0.05)	$0.03

Number of shares used in calculating earnings (loss) per share:
Basic	38,709	38,169	38,655	38,104
Diluted	39,340	38,964	38,655	38,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional
		Par	Paid-In	Retained	Treasury	Stockholders’
	Shares	Value	Capital	Deficit	Stock	Equity
BALANCE, December 31, 2007	39,361	$39	$267,817	$(60,118)	$(2,633)	$205,105
Employee purchase of ESPP shares	93	—	377	—	—	377
Stock-based compensation	549	1	1,456	—	—	1,457
Purchase of treasury shares	(164)	—	(233)	—	(387)	(620)
Cancellation of shares	(25)	—	—	—	—	—
Net loss	—	—	—	(1,975)	—	(1,975)
BALANCE, June 30, 2008	39,814	$40	$269,417	$(62,093)	$(3,020)	$204,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,975)	$1,095
Adjustments to reconcile net income (loss) to net cash provided by (used in)operations:
Depreciation, depletion and amortization	13,913	15,079
Debt issuance cost amortization	821	764
Net (gain) loss on sale of property, plant and equipment	(586)	44
Deferred income taxes	(1,584)	209
Provision for doubtful accounts	698	671
Stock-based compensation	1,457	1,335
Excess tax benefits from stock-based compensation	—	(139)
Minority interest in consolidated subsidiary	(2,829)	359
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(10,760)	(24,110)
Inventories	(1,913)	472
Prepaid expenses and other current assets	2,443	(1,715)
Other assets	220	247
Accounts payable and accrued liabilities	9,595	3,299
Net cash provided by (used in) operations	9,500	(2,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $2,921 and $2,164	(9,441)	(11,900)
Disposal of business unit	7,583	—
Payments for acquisitions, net of cash received of $1.0 million in 2007	(16,835)	(5,285)
Other investing activities	170	(174)
Net cash used in investing activities	(18,523)	(17,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,282	20,439
Repayments of capital leases and notes payable	(2,657)	(2,215)
Proceeds from issuances of common stock under compensation plans	377	1,467
Excess tax benefits from stock-based compensation	—	139
Purchase of treasury shares	(620)	(715)
Other financing activities	(10)	(187)
Net cash provided by financing activities	3,372	18,928
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,651)	(821)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,850	8,804
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,199	$7,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We include in our condensed consolidated financial statements, the results of operations, balance sheets and cash flows of our 60%-owned Michigan subsidiary. We reflect the minority owner’s 40% interest in results of opearations, net assets and cash flows of our Michigan subsidiary as minority interest in consolidated subsidiary in our condensed consolidated financial statements. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although our management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of our results expected for the year ending December 31, 2008.

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

In the fourth quarter of 2007, we entered into definitive agreements to dispose of three of our ready-mixed concrete business units. In November 2007, we sold our Knoxville, Tennessee and Wyoming, Delaware business units. The sale of our third unit, headquartered in Memphis, Tennessee, occurred on January 31, 2008. All three units were part of our ready-mixed concrete and concrete-related products segment. We classified all three business units sold as discontinued operations beginning in the fourth quarter of 2007 and presented the results of operations, net of tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The results of discontinued operations included in the accompanying condensed consolidated statements of operations were as follows for the three and six months ended June 30 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales	$—	$13,725	$671	$25,620
Operating expenses	—	14,092	1,395	26,828
Gain on disposal of assets	—	—	494	—
Loss from discontinued operations, before income tax benefit	—	(367)	(230)	(1,208)
Income tax benefits from discontinued operations	—	(147)	(81)	(483)
Loss from discontinued operations, net of tax	$—	$(220)	$(149)	$(725)

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

In June 2008, we acquired nine ready-mixed concrete plants, together with related real property, rolling stock and working capital, in our west Texas market from another ready-mixed concrete producer for approximately $13.5 million. We used cash on hand and borrowings under our existing credit facility to fund the purchase price.

In May 2008, we paid $1.4 million of contingent purchase consideration related to real estate acquired pursuant to the acquisition of Builders' Redi-Mix, Inc. in January 2003.

In January 2008, we acquired a ready-mixed concrete operation in Staten Island, New York. We used cash on hand to fund the purchase price of approximately $1.8 million.

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

Superior Materials Holdings, LLC has a separate credit agreement which provides for a revolving credit facility, under which borrowings of up to $17.5 million may become available depending on its borrowing base, as defined in the credit agreement (see Note 7).

In other business acquisitions during the periods presented, we acquired two ready-mixed concrete plants, including real property and raw material inventories, in our west Texas market for approximately $3.6 million in June 2007.

5.	INVENTORIES

Inventories consist of the following (in thousands):
	June 30,	December 31,
	2008	2007

Raw materials	$17,661	$17,374
Precast products	8,180	7,495
Building materials for resale	4,612	3,520
Repair parts	4,336	4,168
	$34,789	$32,557

6.	GOODWILL

The change in the carrying amount of goodwill from December 31, 2007 to June 30, 2008 was as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Precast Concrete Products	Total
Balance at December 31, 2007	$148,116	$36,883	$184,999
Acquisitions	5,351	—	5,351
Adjustments	179	(1,392)	(1,213)
Balance at June 30, 2008	$153,646	$35,491	$189,137

The adjustments made in the six months ended June 30, 2008 relate to the purchase price allocation in connection with our recent business acquisitions and certain reclasses to other tangible property as of the acquisition date (see Note 4).

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	DEBT

A summary of debt is as follows (in thousands):
	June 30,	December 31,
	2008	2007
Senior secured credit facility due 2011	$3,700	$—
8⅜% senior subordinated notes due 2014	283,903	283,807
Notes payable	6,538	6,114
Superior Materials Holdings, LLC secured credit facility due 2010	7,404	7,816
Capital leases	580	763
	302,125	298,500
Less: current maturities	4,195	3,172
	$297,930	$295,328

Senior Secured Credit Facility

On June 30, 2006, we entered into a credit agreement (“the Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004. The Credit Agreement, as amended to date, provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At June 30, 2008, outstanding borrowings were $3.7 million under this facility. Borrowings under the facility have an annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate of 5.00% plus 0.25%. Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility. The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At June 30, 2008, the amount of the available credit was approximately $91.1 million, net of outstanding letters of credit of approximately $13.2 million.

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

The indenture governing the notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. After March 31, 2009, we may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires us to offer to repurchase (1) an aggregate principal amount of the subordinated notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt, and (2) all the notes following the occurrence of a change of control. The Credit Agreement limits these repurchases.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement that provides for a revolving credit facility. The credit agreement was recently amended and currently allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of June 30, 2008, there were $7.4 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $2.4 million. Letters of credit outstanding at June 30, 2008 were $1.8 million.

Currently, borrowings have an annual interest at either LIBOR plus 4.25% or prime rate plus 2.00%. Commitment fees at an annual rate of 25 basis points are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior Materials Holdings, LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  At June 30, 2008, Superior Materials Holdings, LLC was not in compliance with its financial covenants under the credit agreement and such noncompliance was waived by the lender.  As a result of the recent amendment, certain financial covenants of Superior Materials Holdings, LLC's credit agreement were both reduced and eliminated.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior Materials Holdings, LLC credit agreement. However, in connection with the recent amendment of the revolving credit facility, Superior Materials Holdings, LLC’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s credit agreement or Edw. C. Levy’s credit agreement would constitute an event of default. Furthermore, U.S. Concrete agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined, of Superior Materials Holdings, LLC.

8.	INCOME TAXES

For the six months ended June 30, our income tax payments were approximately $0.4 million in 2008 and $2.5 million in 2007.

In accordance with applicable generally accepted accounting principles, we estimate the effective tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our effective tax rate for the six month months ended June 30, 2008 was approximately 33.1%, compared to 46.4% for the six months ended June 30, 2007. The effective income tax benefit rate for the 2008 period was lower than the federal statutory rate of 35%, due primarily to $0.3 million for interest and penalties related to previously recorded tax liabilities for uncertain tax positions. In the 2007 period, the effective income tax rate was higher than the federal statutory rate, due primarily to state income taxes and an additional $0.2 million for interest and penalties related to previously recorded tax liabilities for uncertain tax positions.

9.	STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	June 30,	December 31,
	2008	2007
Shares authorized	60,000	60,000
Shares outstanding at end of period	39,814	39,361
Shares held in treasury	420	315

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which were issued or outstanding as of June 30, 2008 and December 31, 2007.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, we withheld approximately 105,000 shares during the six months ended June 30, 2008, at a total value of $0.4 million, and we accounted for those shares as treasury stock.

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock. The plan permits the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws. Our stock repurchase plan does not obligate us to repurchase any particular number of shares, and we may suspend or discontinue the program at any time. As of June 30, 2008, we had repurchased and subsequently cancelled 59,014 shares with an aggregate value of $0.2 million under the repurchase plan and had a remaining authorization to repurchase up to 2,940,986 shares.

10.	SHARES USED IN COMPUTING NET INCOME PER SHARE

 The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used, on a weighted-average basis, in calculating basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	38,709	38,169	38,655	38,104
Effect of dilutive stock options and awards	631	795	—	729
Diluted weighted average common shares outstanding	39,340	38,964	38,655	38,833

For the three- and six-month periods ended June 30, stock options and awards covering 2.0 million shares in 2008 and 2.1 million shares in 2007 were excluded from the computation of the net income (loss) per share because their effect would have been antidilutive.

11.	COMMITMENTS AND CONTINGENCIES

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations. As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes. In the relevant period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we record a liability reflecting either the low end of our range or a specific estimate, if we believe a specific estimate to be likely based on current information. During the year ended December 31, 2007, we recorded a $2.3 million liability associated with certain ongoing litigation. Based on information available to us as of June 30, 2008, we believe our existing accruals for these matters are reasonable.

In the second quarter of 2008, we received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of approximately $1.3 million as our allocable share of the minimum funding deficiencies. We are currently evaluating several options to minimize our exposure, including transferring our assets and liabilities into another plan. We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2008.

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

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $28.9 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
Sales:	2008	2007	2008	2007
Ready-mixed concrete and concrete-related products	$192,964	$195,130	$341,790	$338,104
Precast concrete products	17,353	18,129	33,914	35,944
Inter-segment sales	(4,270)	(3,751)	(7,550)	(7,046)
Total sales	$206,047	$209,508	$368,154	$367,002

Segment operating income (loss):
Ready-mixed concrete and concrete-related products	$12,195	$15,952	$11,771	$15,113
Precast concrete products	1,706	2,841	3,515	4,151
Unallocated overhead and other income	2,083	3,914	2,695	6,107
Corporate:
Selling, general and administrative expense	4,596	3,031	10,164	7,561
Interest expense, net	6,668	7,188	13,374	14,055
Minority interest in consolidated subsidiary	(785)	359	(2,829)	359
Income (loss) before income taxes	$5,505	$12,129	$(2,728)	$3,396

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$6,382	$6,730	$12,611	$12,869
Precast concrete products	534	473	1,058	877
Corporate	119	101	244	196
Total depreciation, depletion and amortization	$7,035	$7,304	$13,913	$13,942

Sales by Product:
Ready-mixed concrete	$169,043	$171,316	$301,942	$298,950
Precast concrete products	17,353	18,130	33,914	35,944
Aggregates	10,545	9,653	17,138	16,249
Building materials	5,272	5,608	8,531	9,593
Other	3,834	4,801	6,629	6,266
Total sales	$206,047	$209,508	$368,154	$367,002

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$6,107	$5,370	$10,918	$11,786
Precast concrete products	509	927	1,444	1,689
Total capital expenditures	$6,616	$6,297	$12,362	$13,475

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of June 30, 2008	As of December 31, 2007
Identifiable Assets:
Ready-mixed concrete and concrete-related products	$516,294	$506,999
Precast concrete products	82,562	79,557
Corporate	62,615	60,700
Total assets	$661,471	$647,256

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  The Company does not expect the implementation of SFAS No. 162 to have a material effect on its consolidated financial condition, results of operations, and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for our first quarter 2009 financial statements, with early application encouraged. We do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated financial position, results of operations or cash flow.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

14.	FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding our Michigan 60%-owned subsidiary, Superior Materials Holdings, LLC (see Note 4), and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt. We directly or indirectly own 100% of each subsidiary guarantor. The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete and its subsidiary guarantors (including minor subsidiaries), our 60%-owned Michigan non-guarantor subsidiary and our total company as of and for the three and six months ended June 30, 2008 and 2007.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet As of June 30, 2008:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,043	$156	$—	$9,199
Trade accounts receivable, net.	101,329	13,273	—	114,602
Inventories	30,332	4,457	—	34,789
Deferred income taxes	17,640	—	—	17,640
Prepaid expenses	4,462	932	—	5,394
Other current assets	9,229	30	—	9,259
Total current assets	172,035	18,848	—	190,883
Property, plant and equipment, net	239,146	33,062	—	272,208
Goodwill	189,137	—	—	189,137
Other assets	29,174	101	(20,032)	9,243
Total assets	$629,492	$52,011	$(20,032)	$661,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$3,839	$356	$—	$4,195
Accounts payable	48,231	12,836	—	61,067
Accrued liabilities	39,403	2,782	—	42,185
Total current liabilities	91,473	15,974	—	107,447
Long-term debt, net of current maturities	290,304	7,626	—	297,930
Other long-term obligations and deferred credits	5,294	—	3,211	8,505
Deferred income taxes	31,882	—	—	31,882
Total liabilities	418,953	23,600	3,211	445,764

Minority interest in consolidated subsidiary	—	—	11,363	11,363

Stockholders' equity:
Common stock	40	—	—	40
Additional paid-in capital	269,417	38,736	(38,736)	269,417
Retained deficit	(55,898)	(10,325)	4,130	(62,093)
Treasury stock, at cost	(3,020)	—	—	(3,020)
Total stockholders' equity	210,539	28,411	(34,606)	204,344
Total liabilities and stockholders' equity	$629,492	$52,011	$(20,032)	$661,471

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statements of Operations Three months ended June 30, 2008:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Sales	$185,967	$20,080	$—	$206,047
Cost of goods sold before depreciation, depletion and amortization	151,222	19,188	—	170,410
Selling, general and administrative expenses	16,025	1,617	—	17,642
Depreciation, depletion and amortization	5,976	1,059	—	7,035
Income (loss) from operations	12,744	(1,784)	—	10,960
Interest expense, net	6,520	148	—	6,668
Other income, net	378	50	—	428
Minority interest in consolidated subsidiary	—	—	(785)	(785)
Income (loss) before income tax provision	6,602	(1,882)	785	5,505
Income tax provision	2,122	80	—	2,202
Income (loss) from continuing operations	4,480	(1,962)	785	3,303
Loss from discontinued operations, net of tax	—	—	—	—

Net income (loss)	$4,480	$(1,962)	$785	$3,303

1 Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statements of Operations Six months ended June 30, 2008:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Sales	$341,616	$26,538	$—	$368,154
Cost of goods sold before depreciation, depletion and amortization	283,628	28,073	—	311,701
Selling, general and administrative expenses	32,761	3,012	—	35,773
Depreciation, depletion and amortization	11,736	2,177	—	13,913
Income (loss) from operations	13,491	(6,724)	—	6,767
Interest expense, net	13,078	296	—	13,374
Other income, net	948	102	—	1,050
Minority interest in consolidated subsidiary	—	—	(2,829)	(2,829)
Income (loss) before income tax provision (benefit)	1,361	(6,918)	2,829	(2,728)
Income tax provision	(1,057)	155	—	(902)
Income (loss) from continuing operations	2,418	(7,073)	2,829	(1,826)
Loss from discontinued operations, net of tax	(149)	—	—	(149)

Net income (loss)	$2,269	$(7,073)	$2,829	$(1,975)

1 Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Cash Flows Six months ended June 30, 2008:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$9,994	$(494)	$—	$9,500
Net cash provided by (used in) investing activities	(18,286)	(237)	—	(18,523)
Net cash provided by (used in) financing activities	3,967	(595)	—	3,372
Net decrease in cash and cash equivalents	(4,325)	(1,326)	—	(5,651)
Cash and cash equivalents at the beginning of the period	13,368	1,482	—	14,850
Cash and cash equivalents at the end of the period	$9,043	$156	$—	$9,199

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statements of Operations Three months ended June 30, 2007:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Sales	$178,923	$30,585	$—	$209,508
Cost of goods sold before depreciation, depletion and amortization	141,565	26,944	—	168,509
Selling, general and administrative expenses	14,324	1,602	—	15,926
Depreciation, depletion and amortization	6,207	1,097	—	7,304
Income from operations	16,827	942	—	17,769
Interest expense, net	7,136	52	—	7,188
Other income, net	1,899	8	—	1,907
Minority interest in consolidated subsidiary	—	—	359	359
Income before income tax provision	11,590	898	(359)	12,129
Income tax provision	5,085	—	—	5,085
Income from continuing operations	6,505	898	(359)	7,044
Loss from discontinued operations, net of tax	(220)	—	—	(220)
Net income	$6,285	$898	$(359)	$6,824

1 Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statements of Operations Six months ended June 30, 2007:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Sales	$336,417	$30,585	$—	$367,002
Cost of goods sold before depreciation, depletion and amortization	278,071	26,944	—	305,015
Selling, general and administrative expenses	31,017	1,602	—	32,619
Depreciation, depletion and amortization	12,845	1,097		13,942
Income from operations	14,484	942	—	15,426
Interest expense, net	14,003	52	—	14,055
Other income, net	2,376	8	—	2,384
Minority interest in consolidated subsidiary	—	—	359	359
Income before income tax provision	2,857	898	(359)	3,396
Income tax provision	1,576	—	—	1,576
Income from continuing operations	1,281	898	(359)	1,820
Loss from discontinued operations, net of tax	(725)	—	—	(725)
Net income	$556	$898	$(359)	$1,095

1 Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statements of Cash Flows Six Months ended June 30, 2007:	US Concrete & Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$942	$(3,332)	$—	$(2,390)
Net cash provided by (used in) investing activities	(17,514)	155	—	(17,359)
Net cash provided by financing activities	16,106	2,822	—	18,928
Net decrease in cash and cash equivalents	(466)	(355)	—	(821)
Cash and cash equivalents at the beginning of the period	7,804	1,000	—	8,804
Cash and cash equivalents at the end of the period	$7,338	$645	$—	$7,983

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Balance Sheet As of December 31, 2007:	U.S. Concrete & Subsidiary Guarantors[1]	Superior Material Holdings, LLC	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$13,368	$1,482	$—	$14,850
Trade accounts receivable, net.	90,763	11,849	—	102,612
Inventories	28,182	4,375	—	32,557
Deferred income taxes	10,937	—	—	10,937
Prepaid expenses	4,625	631	—	5,256
Other current assets	10,615	772	—	11,387
Assets held for sale	7,273	—	—	7,273
Total current assets	165,763	19,109	—	184,872
Properties, plant and equipment, net	232,004	35,006	—	267,010
Goodwill	184,999	—	—	184,999
Other assets	30,281	126	(20,032)	10,375
Total assets	$613,047	$54,241	$(20,032)	$647,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$2,816	$356	$—	$3,172
Accounts payable	40,801	7,359	—	48,160
Accrued liabilities	42,591	2,820	—	45,411
Total current liabilities	86,208	10,535	—	96,743
Long-term debt, net of current maturities	287,106	8,222	—	295,328
Other long-term obligations and deferred credits	5,914	—	3,211	9,125
Deferred income taxes	26,763	—	—	26,763
Total liabilities	405,991	18,757	3,211	427,959

Minority interest in consolidated subsidiary	—	—	14,192	14,192

Stockholders' equity:
Common stock	39	—	—	39
Additional paid-in capital	267,817	38,736	(38,736)	267,817
Retained deficit	(58,167)	(3,252)	1,301	(60,118)
Treasury stock, at cost	(2,633)	—	—	(2,633)
Total stockholders' equity	207,056	35,484	(37,435)	205,105
Total liabilities and stockholders' equity	$613,047	$54,241	$(20,032)	$647,256

1 Including minor subsidiaries without operations or material assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Risk Factors” in Item 1A of Part I in the 2007 Form 10-K, and “—Risks and Uncertainties” below, except as required by applicable law. For a discussion of our commitment not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in the 2007 Form 10-K. We assume no obligation to update our forward-looking statements, except as required by applicable law.

Our Business

We operate our business in two business segments: ready-mixed concrete and concrete-related products; and precast concrete products.

Ready-Mixed Concrete and Concrete-Related Products. Our ready-mixed concrete and concrete-related products segment is engaged primarily in the production, sale and delivery of ready-mixed concrete to our customers’ job sites. To a lesser extent, this segment is engaged in the mining and sale of aggregates, and the resale of building materials, primarily to our ready-mixed concrete customers. We provide these products and services from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C., Michigan and Oklahoma.

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

For the first six months of 2008, our average sales price trends varied by region in our ready-mixed concrete markets. We experienced pricing improvements in our northern California and our north and west Texas markets, and pricing declines in our New Jersey and Washington, D.C. markets, as compared to the first half of 2007. Our Michigan market’s average selling price was essentially flat. Sustaining or improving our operating margins in the future will depend on market conditions, including the impact of continued softening in the residential sector, our customers’ access to credit and strength in the commercial and public works end-use markets of our operations.

Ready-mixed concrete sales volume generally declined beginning in 2006 and has continued to decline in the first half of 2008, as compared to the first half of 2007. This decline reflects a sustained downward trend in residential construction activity and commercial projects in many of our markets. We expect the overall construction downturn, in both residential and commercial end-use markets, to continue in the remainder of 2008, resulting in ready-mixed concrete sales volumes being down on a same-plant-sales basis in 2008 in most of our markets as compared to 2007. We expect ready-mixed concrete volumes related to public works construction to be higher in 2008, as compared to 2007.

Demand for our products in our precast concrete products segment decreased in the first half of 2008, as compared to the first half of 2007. This decline is reflective of the decline in residential construction starts in our northern California and Phoenix, Arizona markets, where our precast business has been heavily weighted toward products used in new residential construction projects. We are in the process of refocusing our product lines and streamlining our operations in these markets to better serve existing demand and penetrate additional end-use markets.

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

We negotiate cement and aggregate pricing with suppliers both on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates. We anticipate that the residential construction downturn that began in the second half of 2006 will continue through the remainder of 2008 and, therefore, commercial construction and other building segments will comprise a larger percentage of overall product demand. Generally, due to tightness of supply, cement and aggregates costs have increased significantly over the last several years. However, due to the slowdown in residential housing starts and increased U.S. cement capacity, we have not experienced and do not expect to experience cement shortages during 2008. Announced cement price increases for January 1, 2008 have been delayed, or withdrawn, in many of our markets and increases realized, if any, by our cement suppliers, are expected to be significantly lower than in 2007. We expect 2008 aggregates pricing to increase moderately over 2007 levels. Today, in most of our markets, we believe there is an adequate supply of aggregates. Should demand for aggregates increase significantly, we could experience escalating prices or shortages of aggregates. We are experiencing higher diesel fuel surcharges from our cement and aggregate suppliers, including third-party freighters, due to the rising costs of diesel fuel.

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

Ready-Mixed Concrete and Concrete-Related Products Segment

West Texas Acquisition. In June 2008, we acquired nine ready-mixed concrete plants, together with related real property, rolling stock and working capital, in our west Texas market for approximately $13.5 million.

New York Acquisition. In January 2008, we acquired a single plant ready-mixed concrete operation in Staten Island, New York. The purchase price was approximately $1.8 million in cash.

West Texas Acquisition. In June 2007, we acquired two ready-mixed concrete plants, including real property and certain raw material inventories, in our west Texas market for approximately $3.6 million.

Superior Materials Joint Venture. In April 2007, we formed a joint venture (Superior Materials Holdings, LLC) with the Edw. C. Levy Co., which operates in Michigan. Under the contribution agreement, we contributed substantially all of our ready-mixed concrete and concrete-related products assets, except our quarry assets and working capital, in Michigan, in exchange for a 60% ownership interest, while the Edw. C. Levy Co. contributed all of its Michigan ready-mixed concrete and related concrete products assets, its 24,000-ton cement terminal and $1.0 million for a 40% ownership interest. The 60%-owned Michigan subsidiary currently owns and operates 22 ready-mixed concrete plants, a 24,000-ton cement terminal and approximately 250 ready-mixed concrete trucks.

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

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2007 Form 10-K. Our critical accounting policies involve the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes and the valuation and useful lives of property, plant and equipment. During the six months ended June 30, 2008, we made no changes in the application of our critical accounting policies presented in the 2007 Form 10-K. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2007 Form 10-K for a discussion of these accounting policies. See Note 13 to the condensed consolidated financial statements in Part I of this report for a discussion of recent accounting pronouncements and accounting changes.

Results of Operations

The following table sets forth selected historical statements of operations information (in thousands, except for selling prices) and that information as a percentage of sales for the periods indicated.
	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(unaudited)				(unaudited)
Sales:
Ready-mixed concrete and concrete-related products	$192,964	93.7%	$195,130	93.1%	$341,790	92.8%	$338,104	92.1%
Precast concrete products	17,353	8.4	18,129	8.7	33,914	9.2	35,944	9.8
Inter-segment sales	(4,270)	(2.1)	(3,751)	(1.8)	(7,550)	(2.0)	(7,046)	(1.9)
Total sales	$206,047	100.0	$209,508	100.0	$368,154	100.0	$367,002	100.0

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$157,320	76.4	$155,590	74.3	$286,361	77.8	$277,978	75.7
Precast concrete products	13,090	6.3	12,919	6.2	25,340	6.9	27,037	7.4
Selling, general and administrative expenses	17,642	8.6	15,926	7.6	35,773	9.7	32,619	8.9
Depreciation, depletion and amortization	7,035	3.4	7,304	3.4	13,913	3.8	13,942	3.8
Income from operations	10,960	5.3	17,769	8.5	6,767	1.8	15,426	4.2
Interest expense, net	6,668	3.2	7,188	3.4	13,374	3.6	14,055	3.8
Other income, net	428	0.2	1,907	0.9	1,050	0.3	2,384	0.6
Minority interest in consolidated subsidiary	(785)	(0.4)	359	0.2	(2,829)	(0.8)	359	0.1
Income (loss) before income taxes	5,505	2.7	12,129	5.8	(2,728)	(0.7)	3,396	0.9
Income tax provision (benefit)	2,202	1.1	5,085	2.4	(902)	(0.2)	1,576	0.4
Income (loss) from continuing operations	3,303	1.6	7,044	3.4	(1,826)	(0.5)	1,820	0.5
Loss from discontinued operations, net of tax	—	0.0	(220)	(0.1)	(149)	0.0	(725)	(0.2)
Net income (loss)	$3,303	1.6%	$6,824	3.3%	$(1,975)	(0.5)%	$1,095	0.3%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$93.83		$91.16		$94.60		$90.98
Sales volume in cubic yards	1,786		1,868		3,157		3,262

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production[1]	$512.96		$600.23		$692.91		$576.89
Ready-mixed concrete used in production in cubic yards	32		30		49		62

1  Compared to the three and six month ended June 30, 2007, average selling price per cubic yard of concrete used in production was $630.10 on a same-plant-sales basis.
Sales

Ready-mixed concrete and concrete-related products. Sales of our ready-mixed concrete and concrete-related products from continuing operations were $193.0 million for the three months ended June 30, 2008, down $2.2 million, or 1.1%, compared to the corresponding period in 2007. Our ready-mixed sales volumes for the second quarter of 2008 totaled approximately 1.79 million cubic yards, down 4.4% from the 1.87 million cubic yards of ready-mixed concrete we sold in the second quarter of 2007. The decline reflects the continued downturn in construction activity in many of our markets. On a same-plant-sales basis, ready-mixed concrete sales volumes were down 5.3% in the second quarter of 2008, as compared to the second quarter of 2007. Offsetting the effects of lower sales volumes was the approximate 2.9% rise in the average sales price per cubic yard of ready-mixed concrete during the second quarter of 2008, as compared to the second quarter of 2007.

For the six months ending June 30, 2008, sales were $341.8 million, an increase of $3.7 million, or 1.1%, over the same period in 2007. The increase in the six months ending June 30, 2008 was primarily related to a 4.0% increase in the average selling price of ready-mixed concrete, partially offset by a 3.2% decrease in ready-mixed concrete sales volumes in the six months ended June 30, 2008, as compared to the same period in 2007.

Precast concrete products. Sales in our precast concrete products segment were $17.4 million for the three months ended June 30, 2008, a decrease of $0.8 million, or 4.3%, from the corresponding period in 2007. Excluding sales associated with acquired operations, on a same-plant-sales basis, our second quarter 2008 precast concrete products sales were down approximately 24.8% from the second quarter of 2007, a result of the continued downturn in residential construction in our northern California and Phoenix, Arizona markets. Sales for the six months ended June 30, 2008 were down by $2.0 million, or 5.6%, to $33.9 million, as compared to the same period of last year. Excluding sales associated with acquired operations, on a same-plant-sales basis, precast concrete products sales in the first six months of 2008 were down approximately 28.6% from the corresponding period last year. The decline was attributable primarily to the downturn in residential construction in our Phoenix, Arizona and northern California markets.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products. The increase in cost of goods sold, before depreciation, depletion and amortization, of $1.7 million, or 1.1%, to $157.3 million for the three months ended June 30, 2008 was primarily associated with higher aggregates costs and increased diesel fuel costs, as compared to the three months ended June 30, 2007. As a percentage of ready-mixed concrete and concrete-related products sales, cost of goods sold before depreciation, depletion and amortization increased from 79.7% for the three months ended June 30, 2007, to 81.5% for the three months ended June 30, 2008. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products sales was primarily attributable to higher aggregates and increased diesel fuel costs, partially offset by higher average selling prices, as compared to the second quarter of 2007. Cost of goods sold before depreciation, depletion and amortization in the six months ended June 30, 2008 increased $8.4 million, or 3.0%, to $286.4 million on lower sales volumes, primarily due to higher aggregates costs and increased diesel fuel costs. Cost of goods sold before depreciation, depletion and amortization was favorably impacted in the first quarter of 2007 by the $1.4 million workers’ compensation settlement gain. Cost of goods sold before depreciation, depletion and amortization in the first quarter of 2008 was negatively impacted by a $1.3 million expense related to a multi-employer plan funding deficiency accrual at one of our locations. As a percentage of ready-mixed concrete and concrete-related products sales, these costs increased from 82.2% to 83.8% for the six months ended June 30, 2008, as compared to the same period in 2007. The increase in cost of goods sold as a percentage of revenue was primarily attributable to increased aggregates costs and diesel fuel costs rising faster than price increases for our ready-mixed concrete and concrete-related products.

Precast concrete products. The cost of goods sold before depreciation, depletion and amortization in our precast concrete products segment increased $0.2 million, or 1.3%, for the three months ended June 30, 2008, as compared to the corresponding period in 2007. This increase reflected increased cost of goods sold associated with our Architectural Precast business in 2008, which we did not own in the second quarter of 2007, partially offset by the reduced costs of goods sold primarily related to volume reductions in our northern California and Phoenix, Arizona precast markets. As a percentage of precast concrete products sales, cost of goods sold before depreciation, depletion and amortization increased in the three months ended June 30, 2008, as compared to the corresponding period in 2007, from 71.3% to 75.4%. The increase in cost of goods sold as a percentage of precast concrete product sales for the three months ended June 30, 2008 reflected lower average selling prices associated with product mix changes, lower sales volumes and the comparative impact of certain fixed costs in both periods. Cost of goods sold before depreciation, depletion and amortization for the six months ended June 30, 2008 declined $1.7 million, or 6.3%, on lower sales volumes in our northern California and Phoenix, Arizona markets, partially offset by API volumes not reflected in the six- month period ended June 30, 2007. As a percentage of precast product sales, cost of goods sold declined slightly from 75.2% to 74.7%.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2008 were $17.6 million, or 10.7% higher than in the corresponding 2007 period. For the six months ended June 30, 2008, selling, general and administrative expenses rose by $3.2 million, or 9.7%, when compared to the corresponding period in 2007. These expenses increased comparatively in both periods, respectively, and are due primarily to an increase in incentive compensation accruals and professional fees. Selling, general and administrative expenses as a percentage of sales increased to 8.6% and 9.7% in the three- and six-month periods ended June 30, 2008, as compared to 7.6% and 8.9% in the three- and six-month periods ended June 30, 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.3 million, or 3.7%, for the three months ended June 30, 2008, as compared to the corresponding period in 2007. For the six months ended June 30, 2008, depreciation, depletion and amortization expense was $13.9 million, which was unchanged from the six months ended June 30, 2007.

Interest expense, net. Interest expense, net, decreased $0.5 million, or 7.2%, to $6.7 million for the three months ended June 30, 2008, as compared to the corresponding period of 2007. Net interest expense decreased $0.7 million to $13.4 million in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily due to lower borrowings under our credit facility.

Other income, net. Other income, net, decreased $1.5 million for the quarter ended June 30, 2008, and $1.3 million for the six months ended June 30, 2008, as compared to the corresponding periods in the prior year, and was primarily attributable to a contractual settlement reached in 2007 with a former owner of an acquired business.

Minority interest in consolidated subsidiary. Minority interest of ($0.8) million and $(2.8) million recorded in the three months and six months ended June 30, 2008, respectively, related to the allocable share of net loss from our Michigan joint venture to our minority partner. The Michigan joint venture was formed on April 1, 2007, and accordingly, no minority interest was recorded for the three-months ended March 31, 2007.

Income tax provision (benefit). We recorded an income tax expense from continuing operations of $2.2 million for the three months ended June 30, 2008, as compared to $5.1 million for the corresponding period in 2007. The decrease in the income tax expense for the period ended June 30, 2008 resulted primarily from lower pre-tax income. We recorded an income tax benefit of $0.9 million for the six months ended June 30, 2008, as compared to an income tax provision of $1.6 million for the corresponding period in 2007. That decrease was also a result of lower pre-tax income. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our estimated annualized effective tax rate was 40.0% and 41.9% for the three months ended June 30, 2008 and 2007, respectively. Our estimated annualized effective tax rate was 33.1% and 46.4% for the six months ended June 30, 2008 and 2007, respectively. The effective income tax rates for the 2008 and 2007 periods are higher (or income tax benefits lower) than the federal statutory rate, due primarily to state income taxes and additional tax provisions for uncertain tax benefits as required by FIN 48. We expect our effective tax rate for 2008 will be approximately 40.0% to 43.0%.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal increases in working capital requirements, purchasing property and equipment and paying cash interest expense under our 8⅜% senior subordinated notes due in April 2014 and cash interest expense on borrowings under our senior secured revolving credit facility that is scheduled to expire in March 2011. In addition to cash and cash equivalents of $9.2 million at June 30, 2008 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $150 million with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The credit agreement relating to the facility provides that the administrative agent may, on the bases specified, reduce the amount of available credit from time to time. At June 30, 2008, we had $91.1 million of available credit, net of outstanding letters of credit of $13.2 million. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods and the cash interest payment on our senior subordinated notes on April 1 and October 1 of each year. Generally, in the fourth quarter of each year, our working capital borrowings decline and are at their lowest annual levels in the first quarter of the following year.

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

The following key financial measurements reflect our financial position and capital resources as of June 30, 2008 and December 31, 2007 (dollars in thousands):
	June 30, 2008	December 31, 2007

Cash and cash equivalents	$9,199	$14,850
Working capital	$83,436	$88,129
Total debt	$302,125	$298,500
Debt to debt and equity	59.7%	59.3%

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

Senior Secured Credit Facility

On June 30, 2006, we entered into a credit agreement (“the Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004. The Credit Agreement, as amended to date, provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At June 30, 2008, outstanding borrowings were $3.7 million under this facility. Borrowings under the facility have an annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate of 5.25% plus 0.25%. Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility. The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At June 30, 2008, the amount of the available credit was approximately $91.1 million, net of outstanding letters of credit of approximately $13.2 million.

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

The indenture governing the notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets. After March 31, 2009, we may redeem all or a part of the notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter. The indenture requires us to offer to repurchase (1) an aggregate principal amount of the subordinated notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt, and (2) all the notes following the occurrence of a change of control. The Credit Agreement limits these repurchases.

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

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement that provides for a revolving credit facility. The credit agreement was recently amended and currently allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of June 30, 2008, there were $7.4 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $2.4 million. Letters of credit outstanding at June 30, 2008 were $1.8 million.

Currently, borrowings have an annual interest at either LIBOR plus 4.25% or prime rate plus 2.00%. Commitment fees at an annual rate of 25 basis points are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior Materials Holdings, LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  At June 30, 2008, Superior Materials Holdings, LLC was not in compliance with its financial covenants under the credit agreement and such noncompliance was waived by the lender.  As a result of the recent amendment, certain financial covenants of Superior Material Holdings, LLC's credit agreement were both reduced and eliminated.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior Materials Holdings, LLC credit agreement. However, in connection with the recent amendment of the revolving credit facility, Superior Materials Holdings, LLC’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s credit agreement or Edw. C. Levy’s credit agreement would constitute an event of default. Furthermore, U.S. Concrete agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined, of Superior Materials Holdings, LLC.

Cash Flow

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities was $9.5 million in the six months ended June 30, 2008, compared to $2.4 million of net cash used in operating activities in the six months ended June 30, 2007. This improvement was principally a result of lower working capital requirements and lower income tax payments in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

Our net cash used in investing activities was $18.5 million for the six months ended June 30, 2008, as compared to $17.4 million used in investing activities in the six months ended June 30, 2007. This change was primarily due to lower capital expenditures and net proceeds received from our divestiture activities, partially offset by an increase in funds used for acquisitions. During the first six months of 2008, we received $7.6 million in proceeds from the sale of our Memphis operations and spent approximately $1.8 million for a ready-mixed concrete operation in New York and $13.5 million for certain ready-mixed concrete operations in west Texas.

Our net cash provided by financing activities of $3.4 million for the six months ended June 30, 2008 decreased $15.5 million from the $18.9 million net cash provided by financing activities in the six months ended June 30, 2007. This decrease was attributable to lower borrowings under our credit facility.

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

Our net cash provided by (used in) operations and free cash flow is as follows (in thousands):

	Six Months Ended June 30,
	2008	2007

Net cash provided by (used in) operations	$9,500	$(2,390)
Less: purchases of property and equipment (net of disposals)	(9,441)	(11,900)
Free cash flow (as defined)	$59	$(14,290)

Future Capital Requirements

For the last six months of 2008, our capital requirements for planned capital expenditures are expected to be in the range of $10 million to $15 million, most of which we expect to be related to equipment purchases, plant relocations and our ongoing enterprise resource planning systems implementation. In addition, in the normal course of business, we lease certain equipment used in our operations under operating leases.

We believe, on the basis of current expectations, that our cash on hand, internally generated cash flow and available borrowings under our revolving credit facility will be sufficient to provide the liquidity necessary to fund our operations, meet our capital and debt service requirements and fund any common stock repurchases under our share repurchase plan for at least the next 12 months.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet debt arrangements except for operating leases. From time to time, we may enter into additional operating leases that would not be reflected on our balance sheet. We do not have any transactions, arrangements or relationships with “special purpose” entities. Also, we have no outstanding debt guarantees. At June 30, 2008, we had $13.2 million of letters of credit outstanding. We are also contingently liable for performance under $28.9 million in performance bonds relating primarily to our ready-mixed concrete operations.

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock. The plan permits the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws. The timing and amount of any future share repurchases will be determined by our management based on an evaluation of market and economic conditions and other relevant factors. We intend to retire any repurchased shares as soon as practicable following repurchase. Our stock repurchase plan does not obligate us to repurchase any particular number of shares, and we may suspend or discontinue the program at any time. As of June 30, 2008, we had repurchased 59,014 shares with an aggregate value of $0.2 million under the repurchase plan and had a remaining authorization to repurchase up to 2,940,986 shares.

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

Inflation

We experienced modest increases in operating costs during 2007 related to inflation. However, over the past few years, cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates. We expect the upward trend in diesel fuel prices to continue in 2008 at rates faster than regional inflationary rates. We generally compensate for the escalating cost of diesel fuel with fuel surcharges to our customers, which are recorded in our revenues. Our success in realizing fuel surcharges varies by each market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at their fair values. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values. At June 30, 2008 and 2007, we were not a party to any derivative financial instruments.

The indebtedness evidenced by our 8⅜% senior subordinated notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes. The fair value of that debt will vary as interest rates change.

Borrowings under our revolving credit facility expose us to certain market risks. Interest on amounts drawn under the credit facility varies based on prime rate or one-, two-, three- or six-month LIBOR rates. Based on the trend of our credit facility outstanding balance through June 30, 2008, a one-percent change in the applicable rate would not materially change the amount of our interest expense for 2008.

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

In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units which vest in four equal annual installments beginning in May 2006. Each share price performance unit is equal in value to one share of our common stock. Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date. A change of one dollar in the price of our common stock would cause a pretax change in selling, general and administrative expense of approximately one dollar for each share price performance unit outstanding. At June 30, 2008, there were approximately 32,000 share price performance units outstanding.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see Note 11 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock. The plan permits the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws. The timing and amount of any future share repurchases will be determined by our management based on an evaluation of market and economic conditions and other relevant factors. We intend to retire any repurchased shares as soon as practicable following repurchase. Our stock repurchase plan does not obligate us to repurchase any particular number of shares, and we may suspend or discontinue the program at any time. The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2008 pursuant to our stock repurchase program:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased under the Programs
April 2008	—	—	—	—
May 2008	12,483	$4.19	59,014	2,940,986
June 2008	—	—	—	—

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

1. At our annual meeting of stockholders held on May 22, 2008, our stockholders elected John M. Piecuch, T. William Porter, III, Michael W. Harlan, Vincent D. Foster, Mary P. Ricciardello, Murray S. Simpson and William T. Albanese as directors of U.S. Concrete with terms expiring in 2009.  Votes cast with respect to the election of each director were as follows:

Votes Cast to Elect:	For:	Withheld:

John M. Piecuch	34,103,600	3,044,084
William Porter, III	33,173,792	3,973,892
Michael W. Harlan	36,220,004	927,680
Vincent D. Foster	28,340,939	8,806,745
Mary P. Ricciardello	36,221,625	926,059
Murray S. Simpson	34,062,820	3,084,864
William T. Albanese	36,641,006	506,678

2. At our Annual Meeting of Stockholders held on May 22, 2008, our stockholders approved the adoption of the U.S. Concrete, Inc. 2008 Incentive Plan. Votes cast with respect to such approval were 25,707,007 for and 3,767,175 against, with 57,819 abstentions and 7,615,683 broker non-votes.

3. At our annual meeting of stockholders held on May 22, 2008, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of U.S. Concrete for the year ending December 31, 2008.  Votes cast with respect to such ratifications were 37,104,676 for and 21,640 against, with 21,368 abstentions and no broker non-votes.

Item 5. Other Information

Effective as of May 31, 2008, the subsidiaries of Superior Materials Holdings, LLC entered into an amendment to the credit agreement with Comerica Bank dated April 6, 2007, as previously amended effective February 29, 2008, March 3, 2008 and March 31, 2008.  The principal purpose of the amendment was to extend the dates as of which certain components of the borrowing base would be applied. Otherwise, the principal terms of the credit agreement were not amended.  The terms of the amendment to the credit agreement, a copy of which is filed as Exhibit 4.2 to this report, are hereby incorporated by reference into this Item 5.

Effective as of August 6, 2008, the subsidiaries of Superior Materials Holdings, LLC entered into a further amendment to the credit agreement referenced above.  The principal amendment included a reduction or elimination of certain financial covenants.  In addition, the amendment reflects an agreement that an event of default beyond a 30-day grace period under either U.S. Concrete’s credit agreement or Edw. C. Levy’s credit agreement with Comerica Bank would constitute an event of default under the Superior Materials Holding, LLC credit agreement. Furthermore, U.S. Concrete, pursuant to a Comfort Letter In Support of Superior Materials, LLC and BWB, LLC, agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined, of Superior Materials, LLC and BWB, LLC.  The terms of the amendment to the credit agreement and the comfort letter, copies of which are filed as Exhibit 4.3 to this report, are hereby incorporated by reference into this Item 5.

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
4.1*
—Amendment No. 3 to Amended and Restated Credit Agreement, dated as of July 11, 2008, among U.S.  Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JP Morgan Chase Bank and the  Lenders and Issuers named therein (Form 8-K dated July 11, 2008 (File No. 000-26025), Exhibit 4.1).

4.2	—Fourth Amendment to Credit Agreement, dated as of May 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank.
4.3
—Fifth Amendment to Credit Agreement, dated as of August 6, 2008, by and among Superior Materials,  LLC, BWB, LLC and Comerica Bank, and Comfort Letter in support of Superior Materials, LLC and BWB, LLC.

10.1*	—U.S. Concrete, Inc. 2008 Stock Incentive Plan (Form 5-8 dated May 22, 2008 (Reg No. 333-151338), Exhibit 4.6).
10.2*	—Form of Non-qualified Stock Option Award Agreement for Employees (Form S-8 (Reg. No. 333-0151338), Exhibit 4.7).
10.3*	—Form of Non-Qualified Stock Option Award Agreement for Directors (Form S-8 (Reg. No. 333-151338), Exhibit 4.8).
10.4*	—Form of Restricted Stock Award Agreement for Officers and Key Employees (Form S-8 (Reg. No. 333- 151338), Exhibit 4.9).
10.5*	—Form of Restricted Stock Award Agreement for Employess (Form S-8 (Reg. 333-151338), Exhibit 4.10).
10.6*	—Amendment No. 6 to 1999 Incentive Plan of U.S. Concrete, Inc. dated as of April 11, 2008 (Form 8-K dated April 11, 2008 (File No. 000-26025), Exhibit 10.1).
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Michael W. Harlan.
32.2	—Section 1350 Certification of Robert D. Hardy.

* Incorporated by reference to the filing indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: August 7, 2008	By:	/s/ Robert D. Hardy
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
4.1*
—Amendment No. 3 to Amended and Restated Credit Agreement, dated as of July 11, 2008, among U.S.  Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JP Morgan Chase Bank and the  Lenders and Issuers named therein (Form 8-K dated July 11, 2008 (File No. 000-26025), Exhibit 4.1).

4.2	—Fourth Amendment to Credit Agreement, dated as of May 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank.
4.3
—Fifth Amendment to Credit Agreement, dated as of August 6, 2008, by and among Superior Materials,  LLC, BWB, LLC and Comerica Bank, and Comfort Letter in support of Superior Materials, LLC and BWB, LLC.

10.1*	—U.S. Concrete, Inc. 2008 Stock Incentive Plan (Form 5-8 dated May 22, 2008 (Reg No. 333-151338), Exhibit 4.6).
10.2*	—Form of Non-qualified Stock Option Award Agreement for Employees (Form S-8 (Reg. No. 333-0151338), Exhibit 4.7).
10.3*	—Form of Non-Qualified Stock Option Award Agreement for Directors (Form S-8 (Reg. No. 333-151338), Exhibit 4.8).
10.4*	—Form of Restricted Stock Award Agreement for Officers and Key Employees (Form S-8 (Reg. No. 333- 151338), Exhibit 4.9).
10.5*	—Form of Restricted Stock Award Agreement for Employess (Form S-8 (Reg. 333-151338), Exhibit 4.10).
10.6*	—Amendment No. 6 to 1999 Incentive Plan of U.S. Concrete, Inc. dated as of April 11, 2008 (Form 8-K dated April 11, 2008 (File No. 000-26025), Exhibit 10.1).
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Michael W. Harlan.
32.2	—Section 1350 Certification of Robert D. Hardy.

*Incorporated by reference to the filing indicated.