Form 10-Q
period 2008-09-30
US CONCRETE INC
filed 2008-11-10
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of the close of business on November 5, 2008, U.S. Concrete, Inc. had 36,715,183 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 443,025).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,907	$14,850
Trade accounts receivable, net	125,682	102,612
Inventories, net	36,430	32,557
Deferred income taxes	16,289	10,937
Prepaid expenses	5,619	5,256
Other current assets	9,379	11,387
Assets held for sale	—	7,273
Total current assets	197,306	184,872

Property, plant and equipment, net	275,793	267,010
Goodwill	191,365	184,999
Other assets, net	9,202	10,375
Total assets	$673,666	$647,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,868	$3,172
Accounts payable	55,239	48,160
Accrued liabilities	60,466	45,411
Total current liabilities	119,573	96,743

Long-term debt, net of current maturities	295,990	295,328
Other long-term liabilities and deferred credits	8,477	9,125
Deferred income taxes	31,713	26,763
Total liabilities	455,753	427,959

Commitments and contingencies (Note 11)

Minority interest in consolidated subsidiary (Note 4)	11,547	14,192

Stockholders’ equity:
Preferred stock	—	—
Common stock	40	39
Additional paid-in capital	269,720	267,817
Retained deficit	(60,371)	(60,118)
Treasury stock, at cost	(3,023)	(2,633)
Total stockholders’ equity	206,366	205,105
Total liabilities and stockholders’ equity	$673,666	$647,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$212,819	$238,085	$580,973	$605,087
Cost of goods sold before depreciation, depletion and amortization	176,324	192,500	488,025	497,515
Selling, general and administrative expenses	19,322	17,164	55,095	49,783
Depreciation, depletion and amortization	7,850	7,547	21,763	21,489
Income from operations	9,323	20,874	16,090	36,300
Interest expense, net	6,747	7,036	20,121	21,091
Other income, net	578	566	1,628	2,950
Income (loss) before income taxes and minority interest	3,154	14,404	(2,403)	18,159
Income tax provision	1,248	4,563	346	6,139
Minority interest in consolidated subsidiary	184	(287)	(2,645)	72
Income (loss) from continuing operations	1,722	10,128	(104)	11,948
Loss from discontinued operations (net of tax benefit of $0 and $81 in 2008, and $54 and $537 in 2007)	—	(84)	(149)	(809)
Net income (loss)	$1,722	$10,044	$(253)	$11,139

Earnings per share – Basic
Income from continuing operations	$0.04	$0.26	$—	$0.31
Loss from discontinued operations, net of income tax benefit	—	—	—	(0.02)
Net income	$0.04	$0.26	$—	$0.29

Earnings per share – Diluted
Income from continuing operations	$0.04	$0.26	$—	$0.31
Loss from discontinued operations, net of income tax benefit	—	—	—	(0.02)
Net income	$0.04	$0.26	$—	$0.29

Number of shares used in calculating earnings per share:
Basic	38,808	38,341	38,702	38,186
Diluted	39,389	39,004	38,702	38,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

			Additional			Total
	Common Stock		Paid-In	Retained	Treasury	Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Equity
BALANCE, December 31, 2007	39,361	$39	$267,817	$(60,118)	$(2,633)	$205,105
Employee purchase of ESPP shares	93	—	376	—	—	376
Stock-based compensation	560	1	2,230	—	—	2,231
Purchase of treasury shares	(106)	—	—	—	(390)	(390)
Cancellation of shares	(207)	—	(703)	—	—	(703)
Net loss	—	—	—	(253)	—	(253)
BALANCE, September 30, 2008	39,701	$40	$269,720	$(60,371)	$(3,023)	$206,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(253)	$11,139
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation, depletion and amortization	21,763	23,186
Debt issuance cost amortization	1,250	1,151
Net (gain) loss on sale of property, plant and equipment	(892)	49
Deferred income taxes	(402)	3,669
Provision for doubtful accounts	996	1,716
Stock-based compensation	2,231	2,116
Excess tax benefits from stock-based compensation	—	(22)
Minority interest in consolidated subsidiary	(2,645)	72
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(22,138)	(34,157)
Inventories, net	(3,431)	1,835
Prepaid expenses and other current assets	1,540	(3,196)
Other assets, net	126	(70)
Accounts payable and accrued liabilities	21,369	9,991
Net cash provided by operations	19,514	17,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals of $3,350 and $2,174	(16,846)	(17,113)
Disposal of business unit	7,583	—
Payments for acquisitions, net of cash received of $1,000 in 2007	(21,778)	(8,265)
Other investing activities	103	(227)
Net cash used in investing activities	(30,938)	(25,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,282	13,122
Repayments of capital leases and notes payable	(4,924)	(7,829)
Proceeds from issuances of common stock under compensation plans	376	1,471
Excess tax benefits from stock-based compensation	—	22
Shares purchased under common stock buyback program	(703)	—
Purchase of treasury shares	(390)	(715)
Other financing activities	(160)	(217)
Net cash provided by financing activities	481	5,854
NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,943)	(2,272)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,850	8,804
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,907	$6,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). We include in our condensed consolidated financial statements, the results of operations, balance sheets and cash flows of our 60%-owned Michigan subsidiary. We reflect the minority owner’s 40% interest in results of operations, net assets and cash flows of our Michigan subsidiary as minority interest in consolidated subsidiary in our condensed consolidated financial statements. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations, although our management believes that the disclosures made are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of our results expected for the year ending December 31, 2008.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SIGNIFICANT ACCOUNTING POLICIES

For a description of our accounting policies, see Note 1 of the consolidated financial statements in the 2007 Form 10-K, as well as Note 13 below.

3.    DISCONTINUED OPERATIONS

In the fourth quarter of 2007, we entered into definitive agreements to dispose of three of our ready-mixed concrete business units. In November 2007, we sold our Knoxville, Tennessee and Wyoming, Delaware business units. The sale of the third unit, headquartered in Memphis, Tennessee, occurred on January 31, 2008. All three units were part of our ready-mixed concrete and concrete-related products segment. We classified all three business units sold as discontinued operations beginning in the fourth quarter of 2007 and presented the results of operations, net of tax, as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The results of discontinued operations included in the accompanying condensed consolidated statements of operations were as follows for the three and nine months ended September 30 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Sales	$—	$12,205	$671	$37,825
Operating expenses	—	12,343	1,395	39,171
Gain on disposal of assets	—	—	494	—
Loss from discontinued operations, before income tax benefit	—	(138)	(230)	(1,346)
Income tax benefits from discontinued operations	—	(54)	(81)	(537)
Loss from discontinued operations, net of tax	$—	$(84)	$(149)	$(809)

The following table summarizes the carrying amount as of December 31, 2007 of the major classes of assets of the Memphis, Tennessee business unit we classified as held for sale (in thousands):

December 31, 2007
Assets held for sale:
Inventories, net	$401
Property, plant and equipment, net	6,872
Total assets held for sale	$7,273

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    BUSINESS COMBINATIONS

In August 2008, we acquired a ready-mixed concrete operation in Mount Vernon, New York and a precast concrete operation in San Diego, California. We used cash on hand to fund the purchase prices of $1.9 million and $2.5 million, respectively.

In June 2008, we acquired nine ready-mixed concrete plants, together with related real property, rolling stock and working capital, in our west Texas market from another ready-mixed concrete producer for approximately $13.5 million. We used cash on hand and borrowings under our existing credit facility to fund the purchase price.

In May 2008, we paid $1.4 million of contingent purchase consideration related to real estate acquired pursuant to the acquisition of Builders’ Redi-Mix, Inc. in January 2003.

In January 2008, we acquired a ready-mixed concrete operation in Staten Island, New York. We used cash on hand to fund the purchase price of approximately $1.8 million.

In October 2007, we completed the acquisition of the operating assets, including working capital and real property of Architectural Precast, LLC (“API”), a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the Atlantic region. We used borrowings under our revolving credit facility to fund the cash purchase price of approximately $14.5 million. The purchase agreement provides for up to $1.5 million in additional purchase consideration, which is contingent on API attaining established earnings targets in each of 2008 and 2009. For the quarter ended September 30, 2008, API attained 50% of its established earnings target, and we expect to pay out $750,000 in the first quarter of 2009.

In April 2007, several of our subsidiaries entered into agreements with the Edw. C. Levy Co. (“Levy”) relating to the formation of a ready-mixed concrete company that operates in Michigan.  We contributed our Michigan ready-mixed concrete and concrete-related products assets, excluding our quarry assets and working capital, in exchange for an aggregate 60% ownership interest, and Levy contributed all of its ready-mixed concrete and concrete-related products assets, a cement terminal and cash of $1.0 million for a 40% ownership interest in the new company.  Under the contribution agreement, the subsidiary also purchased at closing the then carrying amount of Levy’s inventory and prepaid assets, totaling approximately $3.0 million, which is classified as cash used in investing activities. For financial reporting purposes, we include Superior Materials Holdings, LLC in our consolidated accounts.

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

5. INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$19,707	$17,374
Precast products	8,767	7,495
Building materials for resale	3,264	3,520
Repair parts	4,692	4,168
	$36,430	$32,557

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. GOODWILL

The change in the carrying amount of goodwill from December 31, 2007 to September 30, 2008 was as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Precast Concrete Products	Total
Balance at December 31, 2007	$148,116	$36,883	$184,999
Acquisitions	7,451	—	7,451
Additional purchase consideration	—	750	750
Adjustments	(223)	(1,612)	(1,835)
Balance at September 30, 2008	$155,344	$36,021	$191,365

The adjustments made in the nine months ended September 30, 2008 relate to the purchase price allocation in connection with our recent business acquisitions and certain reclassifications to other tangible property as of the acquisition date (see Note 4).

7. DEBT

A summary of debt is as follows (in thousands):

	September 30,	December 31,
	2008	2007
Senior secured credit facility due 2011	$3,500	$—
8⅜% senior subordinated notes due 2014	283,951	283,807
Notes payable	5,813	6,114
Superior Materials Holdings, LLC secured credit facility due 2010	6,081	7,816
Capital leases	513	763
	299,858	298,500
Less: current maturities	3,868	3,172
	$295,990	$295,328

Senior Secured Credit Facility

On June 30, 2006, we entered into a credit agreement (the “Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004. The Credit Agreement, as amended to date, provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At September 30, 2008, outstanding borrowings were $3.5 million under this facility. Borrowings under the facility have an annual interest rate at our option of either the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate which was 5.00% plus 0.25%. Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility. The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At September 30, 2008, the amount of the available credit was approximately $96.7 million, net of outstanding letters of credit of approximately $13.0 million.

Our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement. In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of our 60%-owned Michigan subsidiary. The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default. As of September 30, 2008, we were in compliance with our financial covenants under the credit agreement.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Subordinated Notes

On March 31, 2004, we issued $200 million principal amount of 8⅜% senior subordinated notes due April 1, 2014. Interest on these notes is payable semi-annually on April 1 and October 1 of each year. We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility. In July 2006, we issued $85 million principal amount of additional 8⅜% senior subordinated notes.

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

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement that provides for a revolving credit facility. The credit agreement was amended in August 2008 and currently allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of September 30, 2008, there was $6.1 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $9.6 million. Letters of credit outstanding at September 30, 2008 were $1.8 million.

Currently, borrowings have an annual interest rate at Superior Materials Holdings, LLC's option of either, LIBOR plus 4.25% or prime rate plus 2.00%. Commitment fees at an annual rate of 25 basis points are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior Materials Holdings, LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  As of September 30, 2008, Superior Materials Holdings, LLC was in compliance with its financial covenants under the credit agreement.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior Materials Holdings, LLC credit agreement. However, in connection with the recent amendment of the revolving credit facility, Superior Materials Holdings, LLC’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy’s credit agreement would constitute an event of default. Furthermore, U.S. Concrete agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined, of Superior Materials Holdings, LLC. No additional capital contribution was required under that agreement for the period ended September 30, 2008.

8. INCOME TAXES

For the nine months ended September 30, our income tax payments were approximately $0.5 million in 2008 and $2.7 million in 2007.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with applicable generally accepted accounting principles, we estimate the effective tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. Our effective tax rate for the nine months ended September 30, 2008 was approximately (14.4%), compared to 33.8% for the nine months ended September 30, 2007. Income tax expense for the 2008 period was due primarily to $0.3 million for interest and penalties related to previously recorded tax liabilities for uncertain tax positions. The impact on the effective tax rate related to minority interest is a result of the consolidation of our Michigan ready-mixed concrete joint ventures which are not subject to federal income taxes on a stand-alone basis. In the 2007 period, the effective income tax rate was higher than the federal statutory rate, due primarily to state income taxes and an additional $0.2 million for interest and penalties related to previously recorded tax liabilities for uncertain tax positions. We do not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

9. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	September 30, 2008	December 31, 2007
Shares authorized	60,000	60,000
Shares outstanding at end of period	39,701	39,361
Shares held in treasury	421	315

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which were issued or outstanding as of September 30, 2008 and December 31, 2007.

Restricted Stock

During the nine months ended September 30, 2008, approximately 36,000 shares of restricted stock were cancelled.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, we withheld approximately 106,000 shares during the nine months ended September 30, 2008, at a total value of $0.4 million, and we accounted for those shares as treasury stock.

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock. The plan permitted the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws. As of September 30, 2008, we had repurchased and subsequently cancelled 171,463 shares with an aggregate value of $0.7 million under the repurchase plan. In October 2008, we modified our repurchase program and purchased 2,976,942 shares at a cost of $5.9 million and completed the repurchase program.

10. SHARES USED IN COMPUTING NET INCOME PER SHARE

The following table summarizes the number of shares (in thousands) of common stock U.S. Concrete has used, on a weighted-average basis, in calculating basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	38,808	38,341	38,702	38,186
Effect of dilutive stock options and awards	581	663	—	708
Diluted weighted average common shares outstanding	39,389	39,004	38,702	38,894

For the three month period ended September 30, stock options and awards covering 2.0 million shares in 2008 and 2.7 million shares in 2007 were excluded from the computation of the net income (loss) per share because their effect would have been antidilutive. For the nine month period ended September 30, stock options and awards covering 1.8 million shares in 2007 were exchanged from the computation of the net income (loss) per share because their effect would have been antidilutive.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations. As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes. In the period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we record a liability reflecting either the low end of our range or a specific estimate, if we believe a specific estimate to be likely based on current information. During the year ended December 31, 2007, we recorded a $2.3 million liability associated with certain ongoing litigation. Based on information available to us as of September 30, 2008, we believe our existing accruals for these matters are reasonable.

Currently, there are no material product defects claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to products defects claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defects claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defects claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defects claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defects claims related to ready-mixed concrete we have delivered prior to December 31, 2007.

We received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of approximately $1.3 million in May 2008 as our allocable share of the minimum funding deficiencies. We are currently evaluating several options to minimize our exposure, including transferring our assets and liabilities into another plan. We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute. We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees, and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries will not materially exceed our existing accruals for those matters. However, because of the inherent uncertainty of litigation, there is a risk that we may have to increase our accruals for one or more claims or proceedings to which we or any of our subsidiaries is a party as more information becomes available or proceedings progress, and any such increase in accruals could have a material adverse effect on our consolidated financial condition or results of operations. We expect in the future that we and our operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of our business.

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. Based on experience and the information currently available, our management believes that the possibility that these claims could materially exceed our accrual is remote. Despite compliance and experience, it is possible that we could be held liable for future charges, which might be material, but are not currently known to us or cannot be estimated by us. In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2008.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $37.4 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

12. SEGMENT INFORMATION

Our ready-mixed concrete and concrete-related products segment produces and sells ready-mixed concrete, aggregates (crushed stone, sand and gravel), concrete masonry and building materials.  This segment serves the following principal markets: north and west Texas, northern California, New Jersey, New York, Washington, D.C., and Michigan.  Our precast concrete products segment produces and sells precast concrete products in select markets in the western United States and the mid-Atlantic region.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Sales:
Ready-mixed concrete and concrete-related products	$198,434	$223,523	$540,224	$561,627
Precast concrete products	19,231	18,548	53,145	54,492
Inter-segment sales	(4,846)	(3,986)	(12,396)	(11,032)
Total sales	$212,819	$238,085	$580,973	$605,087

Segment Operating Income (Loss):
Ready-mixed concrete and concrete-related products	$13,053	$21,302	$24,824	$36,415
Precast concrete products	1,762	2,108	5,277	6,259
Unallocated overhead and other income	1,347	1,241	4,042	7,348
Corporate:
Selling, general and administrative expenses	6,261	3,211	16,425	10,772
Interest expense, net	6,747	7,036	20,121	21,091
Income (loss) before income taxes and minority interest	$3,154	$14,404	$(2,403)	$18,159

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$6,907	$6,928	$19,518	$19,797
Precast concrete products	827	519	1,8851,885	1,396
Corporate	116	100	360	296
Total depreciation, depletion and amortization	$7,850	$7,547	$21,763	$21,489

Sales by Product:
Ready-mixed concrete	$174,643	$198,881	$476,584	$497,832
Precast concrete products	19,231	18,547	53,145	54,492
Aggregates	8,050	8,445	19,455	19,961
Building materials	4,828	5,575	13,359	15,168
Other	6,067	6,638	18,430	17,634
Total sales	$212,819	$238,086	$580,973	$605,087

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$7,360	$2,702	$18,278	$14,336
Precast concrete products	474	3,262	1,918	4,951
Total capital expenditures	$7,834	$5,964	$20,196	$19,287

	As of September 30, 2008	As of December 31, 2007
Identifiable Assets:
Ready-mixed concrete and concrete-related products	$522,940	$506,999
Precast concrete products	90,076	79,557
Corporate	60,650	60,700
Total assets	$673,666	$647,256

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  The Company does not expect the implementation of SFAS No. 162 to have a material effect on its consolidated financial condition, results of operations or cash flows.

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

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair-value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair-value measurements would be separately disclosed by level within the fair-value hierarchy. The adoption did not have a material effect on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We have not completed our evaluation of the potential impact of this standard.

 14. FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding our Michigan 60%-owned subsidiary, Superior Materials Holdings, LLC (see Note 4), and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt. We directly or indirectly own 100% of each subsidiary guarantor. The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, the parent company, and its subsidiary guarantors (including minor subsidiaries), our 60%-owned Michigan non-guarantor subsidiary and our total company, as of and for the three and nine months ended September 30, 2008 and 2007.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2008:	U.S. Concrete Parent	Subsidiary Guarantors	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,751	$156	$—	$3,907
Trade accounts receivable, net.	—	108,013	17,669	—	125,682
Inventories, net	—	31,374	5,056	—	36,430
Deferred income taxes	—	16,289	—	—	16,289
Prepaid expenses	—	4,723	896	—	5,619
Other current assets	11	9,253	115	—	9,379
Total current assets	11	173,403	23,892	—	197,306
Property, plant and equipment, net	—	243,702	32,091	—	275,793
Goodwill	—	191,365	—	—	191,365
Investment in subsidiaries	509,078	28,871	—	(537,949)	—
Other assets, net	7,214	1,884	104	—	9,202
Total assets	$516,303	$639,225	$56,087	$(537,949)	$673,666

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$809	$2,703	$356	$—	$3,868
Accounts payable	—	39,635	15,604	—	55,239
Accrued liabilities	12,696	42,751	5,019	—	60,466
Total current liabilities	13,505	85,089	20,979	—	119,573
Long-term debt, net of current maturities	288,592	1,161	6,237	—	295,990
Other long-term obligations and deferred credits	7,840	637	—	—	8,477
Deferred income taxes	—	31,713	—	—	31,713
Total liabilities	$309,937	118,600	27,216	—	455,753

Minority interest in consolidated subsidiary	—	11,547	—	—	11,547
Total stockholders' equity	206,366	509,078	28,871	(537,949)	206,366
Total liabilities and stockholders' equity	$516,303	$639,225	$56,087	$(537,949)	$673,666

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations
Three months ended September 30, 2008:	U.S. Concrete Parent	Subsidiary Guarantors	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Sales	$—	$186,330	$26,489	$—	$212,819
Cost of goods sold before depreciation, depletion and amortization	—	152,997	23,327	—	176,324
Selling, general and administrative expenses	—	17,761	1,561	—	19,322
Depreciation, depletion and amortization	—	6,909	941	—	7,850
Income from operations	—	8,663	660	—	9,323
Interest expense, net	6,572	35	140	—	6,747
Other income, net	—	563	15	—	578
Income before income tax provision and minority interest	(6,572)	9,191	535	—	3,154
Income tax provision	(2,300)	3,473	75	—	1,248
Equity earnings subsidiaries	5,994	460	—	(6,454)	—
Minority interest in consolidated subsidiary	—	184	—	—	184
Income from continuing operations	1,722	5,994	460	(6,454)	1,722
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	$1,722	$5,994	$460	$(6,454)	$1,722

Condensed Consolidating Statements of Operations
Nine months ended September 30, 2008:	U.S. Concrete Parent	Subsidiary Guarantors	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Sales	$—	$527,945	$53,028	$—	$580,973
Cost of goods sold before depreciation, depletion and amortization	—	436,625	51,400	—	488,025
Selling, general and administrative expenses	—	50,522	4,573	—	55,095
Depreciation, depletion and amortization	—	18,645	3,118	—	21,763
Income (loss) from operations	—	22,153	(6,063)	—	16,090
Interest expense, net	19,475	210	436	—	20,121
Other income, net	—	1,512	116	—	1,628
Income (loss) before income tax provision and minority interest	(19,475)	23,455	(6,383)	—	(2,403)
Income tax provision	(6,816)	6,932	230	—	346
Equity earnings in subsidiaries	12,406	(6,613)	—	(5,793)	—
Minority interest in consolidated subsidiary	—	(2,645)	—	—	(2,645)
Income (loss) from continuing operations	(253)	12,555	(6,613)	(5,793)	(104)
Loss from discontinued operations, net of tax	—	(149)	—	—	(149)
Net income (loss)	$(253)	$12,406	$(6,613)	$(5,793)	$(253)

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Cash Flows
Nine Months ended September 30, 2008:	U.S. Concrete Parent	Subsidiary Guarantors	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(456)	$21,290	$(1,320)	$—	$19,514
Net cash (used in) investing activities	(6,652)	(24,043)	(243)	—	(30,938)
Net cash provided by (used in) financing activities	7,108	(6,864)	237	—	481
Net decrease in cash and cash equivalents	—	(9,617)	(1,326)	—	(10,943)
Cash and cash equivalents at the beginning of the period	—	13,368	1,482	—	14,850
Cash and cash equivalents at the end of the period	$—	$3,751	$156	$—	$3,907

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Statements of Operations
Three months ended September 30, 2007:	U.S. Concrete Parent	Subsidiary Guarantors	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Sales	$—	$206,712	$31,373	$—	$238,085
Cost of goods sold before depreciation, depletion and amortization	—	163,903	28,597	—	192,500
Selling, general and administrative expenses	—	15,491	1,673	—	17,164
Depreciation, depletion and amortization	—	6,119	1,428	—	7,547
Income (loss) from operations	—	21,199	(325)	—	20,874
Interest expense, net	6,725	96	215	—	7,036
Other income, net	—	539	27	—	566
Income (loss) before income tax provision and minority interest	(6,725)	21,642	(513)	—	14,404
Income tax provision	(2,354)	6,777	140	—	4,563
Equity in earnings of subsidiaries	14,415	(653)	—	(13,762)	—
Minority interest in consolidated subsidiary	—	(287)	—	—	(287)
Income (loss) from continuing operations	10,044	14,499	(653)	(13,762)	10,128
Loss from discontinued operations, net of tax	—	(84)	—	—	(84)
Net income (loss)	$10,044	$14,415	$(653)	$(13,762)	$10,044

Condensed Consolidating Statements of Operations

Nine months ended September 30, 2007:	U.S. Concrete Parent	Subsidiary Guarantors	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Sales	$—	$543,129	$61,958	$—	$605,087
Cost of goods sold before depreciation, depletion and amortization	—	441,974	55,542	—	497,515
Selling, general and administrative expenses	—	46,507	3,275	—	49,783
Depreciation, depletion and amortization	—	18,901	2,588	—	21,489
Income from operations	—	35,747	553	—	36,300
Interest expense, net	20,462	362	267	—	21,091
Other income, net	—	2,915	35	—	2,950
Income before income tax provision and minority interest	(20,462)	38,300	321	—	18,159
Income tax provision	(7,162)	13,161	140	—	6,139
Equity in earnings of subsidiaries	24,349	181	—	(24,620)	—
Minority interest in consolidated subsidiary	—	72	—	—	72
Income from continuing operations	11,139	25,248	181	(24,620)	11,948
Loss from discontinued operations, net of tax	—	(809)	—	—	(809)
Net income	$11,139	$24,439	$181	$(24,620)	$11,139

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2007:	U.S. Concrete Parent	Subsidiary Guarantors	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,368	$1,482	$—	$14,850
Trade accounts receivable, net.	—	90,763	11,849	—	102,612
Inventories, net	—	28,182	4,375	—	32,557
Deferred income taxes	—	10,937	—	—	10,937
Prepaid expenses	—	4,625	631	—	5,256
Other current assets	31	10,584	772	—	11,387
Assets held for sale	—	7,273	—	—	7,273
Total current assets	31	165,732	19,109	—	184,872
Properties, plant and equipment, net	—	232,004	35,006	—	267,010
Goodwill	—	184,999	—	—	184,999
Investment in subsidiaries	502,426	35,484	—	(537,910)	—
Other assets, net	8,251	1,998	126	—	10,375
Total assets	$510,708	$620,217	$54,241	$(537,910)	$647,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$2,816	$356	$—	$3,172
Accounts payable	—	40,801	7,359	—	48,160
Accrued liabilities	13,932	28,659	2,820	—	45,411
Total current liabilities	13,932	72,276	10,535	—	96,743
Long-term debt, net of current maturities	283,807	3,299	8,222	—	295,328
Other long-term obligations and deferred credits	7,864	1,261	—	—	9,125
Deferred income taxes	—	26,763	—	—	26,763
Total liabilities	$305,603	103,599	18,757	—	427,959

Minority interest in consolidated subsidiary	—	14,192	—	—	14,192

Total stockholders' equity	205,105	502,426	35,484	(537,910)	205,105
Total liabilities and stockholders' equity	$510,708	$620,217	$54,241	$(537,910)	$647,256

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
Nine months ended September 30, 2007:	U.S. Concrete Parent	Subsidiary Guarantors	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(16,181)	$13,329	$(12,031)	$—	$17,479
Net cash provided by (used in) investing activities	(7,807)	(17,995)	197	—	(25,605)
Net cash provided by (used in) financing activities	8,374	1,874	12,354	—	5,854
Net increase (decrease) in cash and cash equivalents	—	(2,792)	520	—	(2,272)
Cash and cash equivalents at the beginning of the period	—	7,804	1,000	—	8,804
Cash and cash equivalents at the end of the period	$—	$5,012	$1,520	$—	$6,532

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or industry results, could differ materially from the forward-looking statements in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Risk Factors” in Item 1A of Part I in the 2007 Form 10-K, and “—Risks and Uncertainties” below. For a discussion of our commitments, not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in the 2007 Form 10-K. We assume no obligation to update our forward-looking statements, except as required by applicable law.

Our Business

We operate our business in two business segments: ready-mixed concrete and concrete-related products; and precast concrete products.

Ready-Mixed Concrete and Concrete-Related Products. Our ready-mixed concrete and concrete-related products segment is engaged primarily in the production, sale and delivery of ready-mixed concrete to our customers’ job sites. To a lesser extent, this segment is engaged in the mining and sale of aggregates and the resale of building materials, primarily to our ready-mixed concrete customers. We provide these products and services from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C., Michigan and Oklahoma.

Precast Concrete Products. Our precast concrete products segment engages principally in the production, distribution and sale of precast concrete products from its nine plants located in California, Arizona and Pennsylvania. From these facilities, we produce precast concrete structures such as utility vaults, manholes and other wastewater management products, specialty engineered structures, pre-stressed bridge girders, concrete piles, curb-inlets, catch basins, retaining and other wall systems, custom designed architectural products and other precast concrete products.

Our Markets; Pricing and Demand Trends

The markets for our products are generally local, and our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects.

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

For the first nine months of 2008, our overall average sales prices were higher than in the corresponding period of last year. However, pricing trends varied by region in our ready-mixed concrete markets. We experienced pricing improvements in our northern California and our north and west Texas markets, and pricing declines in our New Jersey, Michigan and Washington, D.C. markets, as compared to the first nine months of 2007. Sustaining or improving our operating margins in the future will depend on market conditions, including the impact of continued softening in the residential and commercial construction sectors. During the third quarter of 2008, we experienced marked declines in the demand for our products, primarily in residential and commercial end-use markets. We have announced price increases in several of our markets, generally effective October 1, 2008 and early 2009. The extent to which we realize benefits from these announced price increases will depend on market conditions and whether such increases exceed our raw material and other cost increases.

Ready-mixed concrete sales volumes generally declined beginning in 2006 and has continued to decline in the first nine months of 2008, as compared to the first nine months of 2007. This decline reflects a sustained downward trend in residential construction activity and commercial projects in many of our markets. We expect the overall construction downturn, in both residential and commercial end-use markets, to continue in the remainder of 2008, resulting in ready-mixed concrete sales volumes being down on a same-plant-sales basis in 2008 in most of our markets as compared to 2007. We expect ready-mixed concrete sales volumes related to public works construction to be higher in 2008, as compared to 2007. We expect ready-mixed concrete sales volumes in 2009 to be lower than sales volumes achieved in 2008, because of continued sluggishness in the residential and commercial en-use construction markets.

Demand for our products in our precast concrete products segment decreased in the first nine months of 2008, as compared to the first nine months of 2007. This decline is reflective of the decline in residential construction starts in our northern California and Phoenix, Arizona markets, where our precast business has been heavily weighted toward products used in new residential construction projects. We are in the process of refocusing our product lines and streamlining our operations in these markets to better serve existing demand and penetrate additional end-use markets. Such streamlining may result in the closure of certain facilities.

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

We negotiate cement and aggregates pricing with suppliers both on a company-wide basis and at the local market level in an effort to obtain the most competitive pricing available for cement and aggregates. We anticipate that the residential construction downturn that began in the second half of 2006 will continue through the remainder of 2008 and 2009 and, therefore, commercial construction and other building segments will comprise a larger percentage of overall product demand. Due to the slowdown in residential housing starts and other construction activity combined with increased U.S. cement capacity, we have not experienced and do not expect to experience cement shortages during 2008 or 2009. We expect that demand for cement consumption nationally will be down in 2009 as compared to 2008. Announced cement price increases for January 1, 2008 have been delayed or withdrawn, in many of our markets and price increases in certain markets realized by our cement suppliers have been significantly lower than in 2007. Several cement suppliers have announced price increases effective January 1, 2009 in several of our markets. The extent such price increases will be realized is uncertain.

Aggregates pricing in 2008 has increased moderately over 2007 levels. Today, in most of our markets, we believe there is an adequate supply of aggregates. Should demand for aggregates increase significantly, we could experience escalating prices or shortages of aggregates. We have been experiencing higher diesel fuel surcharges from our cement and aggregates suppliers, including third-party freighters, due to increases in costs of diesel fuel experienced in the first nine months of 2008. The price of diesel fuel has declined moderately in the third quarter of 2008 as compared to the first half of 2008. The majority of our aggregates suppliers have announced modest price increases effective January 1, 2009. We expect certain announced price increases in certain markets to be realized.

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

Ready-Mixed Concrete and Concrete-Related Products Segment

New York Acquisitions. In January 2008, we acquired a single plant ready-mixed concrete operation in Staten Island, New York. The purchase price was approximately $1.8 million in cash. In August 2008, we paid $1.9 million to acquire a ready-mixed concrete operation in Mount Vernon, New York. We used borrowings under our existing credit facility to fund the purchase price.

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

Superior Materials Joint Venture. In April 2007, we formed a joint venture (Superior Materials Holdings, LLC) with the Edw. C. Levy Co., which operates in Michigan. Under the contribution agreement, we contributed substantially all of our ready-mixed concrete and concrete-related products assets, except our quarry assets and working capital, in Michigan, in exchange for a 60% ownership interest, while the Edw. C. Levy Co. contributed its Michigan ready-mixed concrete and related concrete products assets, its 24,000-ton cement terminal and $1.0 million for a 40% ownership interest.

Precast Concrete Products Segment

Pomeroy Precast. In August 2008, we paid $2.5 million to acquire a precast operation to augment our existing precast operations in San Diego, California. We used borrowings under our existing credit facility to fund the purchase price.

Architectural Precast, LLC (“API”). In October 2007, we acquired the operating assets, including working capital and real property, of API, a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the Mid-Atlantic region, for approximately $14.5 million plus a $1.5 million contingency payment based on the future earnings of API. For the quarter ended September 30, 2008, API attained 50% of its established earnings target, and we expect to pay out $750,000 in the first quarter of 2009.

Divestitures

In the fourth quarter of 2007, we began to implement our strategy of exiting markets that do not meet our performance and return criteria or fit our long-term strategic objectives. We sold our Knoxville, Tennessee and Wyoming, Delaware operations in November 2007 for $16.5 million, plus certain adjustments for working capital. In addition, we sold our Memphis, Tennessee operations for $7.2 million, plus the payment for certain inventory-on-hand at closing, on January 31, 2008 (See Note 3 to our condensed consolidated financial statements included in this report). These operations have been aggregated and presented in our accompanying condensed consolidated financial statements as “discontinued operations.”

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

During the second half of 2007, we began a process to select a new enterprise resource planning solution to provide for enhanced control, business efficiency and effectiveness, more timely and consistent reporting of both operational and financial data, and provide a platform to more adequately support our long-term growth plans. In the fourth quarter of 2007, a plan of implementation was approved which anticipates a phased implementation across our regions during the course of 2008 and into early 2009. The plan of implementation is on schedule. Delays or system problems or failures related to the implementation could adversely affect our financial reporting.

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

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2007 Form 10-K. Our critical accounting policies involve the use of estimates in the recording of allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes and the valuation and useful lives of property, plant and equipment. During the nine months ended September 30, 2008, we made no changes in the application of our critical accounting policies presented in the 2007 Form 10-K. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2007 Form 10-K for a discussion of these accounting policies. See Note 13 to the condensed consolidated financial statements in Part I of this report for a discussion of recent accounting pronouncements and accounting changes.

Goodwill. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets. The October 2008 cement consumption forecast for 2009 through 2013 has indicated likely further deterioration in cement consumption. In light of this, coupled with the slowdown in construction activity, persistently challenging interest rates and credit environments and our depressed stock price in October 2008, there is an increased likelihood that we will record an impairment charge in the fourth quarter of 2008. We will record such a charge to the extent that the book equity value of each of our reporting units (including goodwill) exceeds the estimated fair value of that reporting unit. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and other market-based valuation techniques. See Note 2 to our consolidated financial statements, included in Item 8 of Part II of the 2007 Form 10-K. We will continue to monitor and evaluate the carrying value of our goodwill, particularly with respect to the northern and southern California and Phoenix, Arizona precast operations and our South Central region ready-mixed concrete operations, in which the book equity value, including goodwill, approximated the estimated fair value of these reporting units.

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except for selling prices) and that information as a percentage of sales for each of the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(unaudited)				(unaudited)
Sales:
Ready-mixed concrete and concrete-related products	$198,434	93.2%	$223,523	93.9%	$540,224	93.0%	$561,627	92.8%
Precast concrete products	19,231	9.0	18,548	7.8	53,145	9.1	54,492	9.0
Inter-segment sales	(4,846)	(2.2)	(3,986)	(1.7)	(12,396)	(2.1)	(11,032)	(1.8)
Total sales	$212,819	100.0	$238,085	100.0	$580,973	100.0	$605,087	100.0

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$161,925	76.1	$178,508	75.0	$448,286	77.2	$456,486	75.4
Precast concrete products	14,399	6.8	13,992	5.9	39,739	6.8	41,029	6.8
Selling, general and administrative expenses	19,322	9.1	17,164	7.2	55,095	9.5	49,783	8.2
Depreciation, depletion and amortization	7,850	3.7	7,547	3.1	21,763	3.7	21,489	3.6
Income from operations	9,323	4.4	20,874	8.8	16,090	2.8	36,300	6.0
Interest expense, net	6,747	3.2	7,036	3.0	20,121	3.5	21,091	3.5
Other income, net	578	0.3	566	0.2	1,628	0.3	2,950	0.5
Income (loss) before income taxes and minority interest	3,154	1.5	14,404	6.1	(2,403)	(0.4)	18,159	3.0
Income tax provision	1,248	0.6	4,563	1.9	346	0.1	6,139	1.0
Minority interest in consolidated subsidiary	184	0.0	(287)	(0.1)	(2,645)	(0.5)	72	0.0
Income (loss) from continuing operations	1,722	0.8	10,128	4.2	(104)	(0.0)	11,948	2.0
Loss from discontinued operations, net of tax	—	0.0	(84)	0.0	(149)	(0.0)	(809)	(0.1)
Net income (loss)	$1,722	0.8%	$10,044	4.2%	$(253)	(0.0)%	$11,139	1.8%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$93.74		$91.70		$94.28		$91.27
Sales volume in cubic yards	1,845		2,159		5,002		5,421

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production[1]	$904.19		$652.11		$771.91		$600.52
Ready-mixed concrete used in production in cubic yards	20		29		69		91

[1]	Compared to the three and nine months ended September 30, 2007, average selling price per cubic yard of concrete used in production was $845.56 and $713.05, respectively, on a same-plant-sales basis.

Sales

Ready-mixed concrete and concrete-related products. Sales of our ready-mixed concrete and concrete-related products from continuing operations were $198.4 million for the three months ended September 30, 2008, down $25.1 million, or 11.2%, compared to the corresponding period in 2007. Our ready-mixed sales volumes for the third quarter of 2008 totaled approximately 1.8 million cubic yards, down 14.5% from the 2.2 million cubic yards of ready-mixed concrete we sold in the third quarter of 2007. The decline reflects the continued downturn in construction activity in many of our markets. On a same-plant-sales basis, ready-mixed concrete sales volumes were down 17.7% in the third quarter of 2008, as compared to the third quarter of 2007. Offsetting the effects of lower sales volumes was the approximate 2.2% rise in the average sales price per cubic yard of ready-mixed concrete during the third quarter of 2008, as compared to the third quarter of 2007.

For the nine months ending September 30, 2008, sales were $540.2 million, a decrease of $21.4 million, or 3.8%, over the same period in 2007. The decrease in the nine months ending September 30, 2008 was primarily related to a 7.7% decrease in ready-mixed concrete sales volumes, partially offset by a 3.3% increase in the average selling price of ready-mixed concrete in the nine months ended September 30, 2008, as compared to the same period in 2007.

Precast concrete products. Sales in our precast concrete products segment were $19.2 million for the three months ended September 30, 2008, an increase of $0.7 million, or 3.7%, from the corresponding period in 2007. Excluding sales associated with acquired operations, on a same-plant-sales basis, our third quarter 2008 precast concrete products sales were down approximately 19.4% from the third quarter of 2007, a result of the continued downturn in residential construction in our northern California and Phoenix, Arizona markets. Sales for the nine months ended September 30, 2008 were down by $1.3 million, or 2.5%, to $53.1 million, as compared to the same period of last year. Excluding sales associated with acquired operations, on a same-plant-sales basis, precast concrete products sales in the first nine months of 2008 were down approximately 25.4% from the corresponding period last year. The decline was attributable primarily to the downturn in residential construction in our Phoenix, Arizona and northern California markets.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products. The decrease in cost of goods sold, before depreciation, depletion and amortization, of $16.6 million, or 9.3%, to $161.9 million for the three months ended September 30, 2008 was primarily associated with lower ready-mixed concrete sales volumes, partially offset by higher aggregates costs and increased diesel fuel costs, as compared to the three months ended September 30, 2007. As a percentage of ready-mixed concrete and concrete-related products sales, cost of goods sold before depreciation, depletion and amortization increased from 79.9% for the three months ended September 30, 2007, to 81.6% for the three months ended September 30, 2008. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products sales was primarily attributable to higher aggregates and increased diesel fuel costs, partially offset by higher average selling prices, as compared to the third quarter of 2007. Cost of goods sold before depreciation, depletion and amortization in the nine months ended September 30, 2008 decreased $8.2 million, or 1.8%, to $448.3 million on lower sales volumes, partially offset by higher aggregates costs and increased diesel fuel costs. Cost of goods sold before depreciation, depletion and amortization was favorably impacted in the first quarter of 2007 by the $1.4 million workers’ compensation settlement gain. Cost of goods sold before depreciation, depletion and amortization in the nine months ended September 30 of 2008 was negatively impacted by a $1.3 million expense related to a multi-employer plan funding deficiency accrual at one of our locations. As a percentage of ready-mixed concrete and concrete-related products sales, these costs increased from 81.3% to 83.0% for the nine months ended September 30, 2008, as compared to the same period in 2007. The increase in cost of goods sold as a percentage of revenue was primarily attributable to increased aggregates costs and diesel fuel costs rising faster than price increases for our ready-mixed concrete and concrete-related products.

Precast concrete products. The cost of goods sold before depreciation, depletion and amortization in our precast concrete products segment increased $0.4 million, or 2.9%, for the three months ended September 30, 2008, as compared to the corresponding period in 2007. This increase reflected increased cost of goods sold associated with our Architectural Precast business in 2008, which we did not own in the third quarter of 2007, partially offset by the reduced costs of goods sold primarily related to volume reductions in our northern California and Phoenix, Arizona precast markets. As a percentage of precast concrete products sales, cost of goods sold before depreciation, depletion and amortization decreased in the three months ended September 30, 2008, as compared to the corresponding period in 2007, from 75.4% to 74.9%. The decrease in cost of goods sold as a percentage of precast concrete product sales for the three months ended September 30, 2008 reflected lower average selling prices associated with product mix changes, lower sales volumes and the comparative impact of certain fixed costs in both periods. Cost of goods sold before depreciation, depletion and amortization for the nine months ended September 30, 2008 declined $1.3 million, or 3.1%, on lower sales volumes in our northern California and Phoenix, Arizona markets, partially offset by API volumes not reflected in the nine-month period ended September 30, 2007. As a percentage of precast product sales, cost of goods sold declined slightly from 75.3% to 74.8%.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2008 were $19.3 million, or 12.6% higher than in the corresponding 2007 period. For the nine months ended September 30, 2008, selling, general and administrative expenses rose by $6.4 million, or 12.8%, when compared to the corresponding period in 2007. These expenses increased comparatively in both periods, due primarily to an increase in incentive compensation accruals, medical expenses and professional fees. Selling, general and administrative expenses as a percentage of sales increased to 9.1% and 9.7% in the three- and nine-month periods ended September 30, 2008, as compared to 7.2% and 8.2% in the three- and nine-month periods ended September 30, 2007.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.3 million, or 4.0%, for the three months ended September 30, 2008, as compared to the corresponding period in 2007. For the nine months ended September 30, 2008, depreciation, depletion and amortization expense was $21.8 million, which was slightly higher than the nine months ended September 30, 2007. These increases were primarily attributable to the four acquisitions completed in the first nine months of 2008.

Interest expense, net. Interest expense, net, decreased $0.3 million, or 4.1%, to $6.7 million for the three months ended September 30, 2008, as compared to the corresponding period of 2007. Net interest expense decreased $1.0 million to $20.1 million in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, primarily due to lower borrowings under our credit facility.

Other income, net. Other income, net, was slightly higher for the three months ended September 30, 2008, and decreased $1.3 million for the nine months ended September 30, 2008, as compared to the corresponding periods in the prior year. The nine-month comparative variance was primarily attributable to a contractual settlement reached in 2007 with a former owner of an acquired business.

Income tax provision. We recorded an income tax provision from continuing operations of $1.2 million for the three months ended September 30, 2008, as compared to $4.6 million for the corresponding period in 2007. The decrease in the income tax expense for the period ended September 30, 2008 resulted primarily from lower pre-tax income. We recorded an income tax provision of $0.3 million for the nine months ended September 30, 2008, as compared to an income tax provision of $6.1 million for the corresponding period in 2007. That decrease was also a result of lower pre-tax income. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year. We use this estimate in providing for income taxes on a year-to-date basis, and it may change in subsequent interim periods. The effective income tax rates for the 2008 and 2007 periods vary from the federal statutory rate, due primarily to state income taxes and additional tax provisions for uncertain tax benefits as required by FIN 48 and the impact on the effective tax rate related to minority interest resulted from the consolidation of our Michigan ready-mixed concrete joint venture which is not subject to federal income taxes on a stand-alone basis.

Minority interest in consolidated subsidiary. Minority interest of $0.2 million and $(2.6) million recorded in the three months and nine months ended September 30, 2008, respectively, related to the allocable share of net income (loss) from our Michigan joint venture to our minority partner. The Michigan joint venture was formed on April 1, 2007.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal increases in working capital requirements, purchasing property and equipment and paying cash interest expense under our 8⅜% senior subordinated notes due in April 2014 and cash interest expense on borrowings under our senior secured revolving credit facility that is scheduled to expire in March 2011. In addition to cash and cash equivalents of $3.9 million at September 30, 2008 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity. That facility provides us a borrowing capacity of up to $150 million with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The credit agreement relating to the facility provides that the administrative agent may, on the bases specified, reduce the amount of available credit from time to time. At September 30, 2008, we had $96.7 million of available credit, net of outstanding letters of credit of $13.0 million. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods and the cash interest payment on our senior subordinated notes on April 1 and October 1 of each year. Generally, in the fourth quarter of each year, our working capital borrowings decline and are at their lowest annual levels in the first quarter of the following year. Current market conditions have limited the availability of new sources of financing and capital which will clearly have an impact on our ability and the ability of our partners to obtain financing for our acquisition program and developmental capital.

The principal factors that could adversely affect the amount and availability of our internally generated funds include:

•	any deterioration of sales;
•	any decline in gross margins due to shifts in our project mix or increases in the cost of our raw materials;
•
any deterioration in our ability to collect our accounts receivable from customers as a result of further weakening in residential and other construction demand or as a result of payment difficulties experienced by our customers relating to the global financial crisis; and

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
•
volatility in the markets for corporate debt and any additional market instability, unavailability of credit or inability to access the capital markets which may result from the effect of the global financial crisis; and

•	fluctuations in the market price of our common stock or 8 ⅜% senior subordinated notes.

The following key financial measurements reflect our financial position and capital resources as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008	December 31, 2007

Cash and cash equivalents	$3,907	$14,850
Working capital	$77,733	$88,129
Total debt	$299,858	$298,500
Debt to debt and equity	59.2%	59.3%

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

Senior Secured Credit Facility

On June 30, 2006, we entered into a credit agreement (the “Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004. The Credit Agreement, as amended to date, provides for a $150 million revolving credit facility, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At September 30, 2008, outstanding borrowings were $3.5 million under this facility. Borrowings under the facility have an annual interest at our option of either  the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate which was 5.00% plus 0.25%. Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility. The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At September 30, 2008, the amount of the available credit was approximately $96.7 million, net of outstanding letters of credit of approximately $13.0 million.

Our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement. In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets; and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of our 60%-owned Michigan subsidiary. The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions. It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default. As of September 30, 2008, we were in compliance with our financial covenants under the credit agreement.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million principal amount of 8⅜% senior subordinated notes due April 1, 2014. Interest on these notes is payable semi-annually on April 1 and October 1 of each year. We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility. In July 2006, we issued $85 million principal amount of additional 8⅜% senior subordinated notes.

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

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement that provides for a revolving credit facility. The credit agreement was amended in August 2008 and currently allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of September 30, 2008, there was $6.1 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $9.6 million. Letters of credit outstanding at September 30, 2008 were $1.8 million.

Currently, borrowings have an annual interest rate at Superior Materials Holdings, LLC's option of either, LIBOR plus 4.25% or prime rate plus 2.00%. Commitment fees at an annual rate of 25 basis points are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior Materials Holdings, LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  As of September 30, 2008, Superior Materials Holdings, LLC was in compliance with its financial covenants under the credit agreement.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior Materials Holdings, LLC credit agreement. However, in connection with the recent amendment of the revolving credit facility, Superior Materials Holdings, LLC’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy’s credit agreement would constitute an event of default. Furthermore, U.S. Concrete agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior Materials Holdings, LLC. No additional capital contribution was required under that agreement for the period ended September 30, 2008.

Cash Flow

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities was $19.5 million in the nine months ended September 30, 2008, compared to $17.5 million of net cash provided by operating activities in the nine months ended September 30, 2007. This improvement was principally a result of lower working capital requirements and lower income tax payments in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.

Our net cash used in investing activities was $30.9 million for the nine months ended September 30, 2008, as compared to $25.6 million used in investing activities in the nine months ended September 30, 2007. This increase was primarily due to an increase in funds used for acquisitions partially offset by net proceeds received from our divestiture activities. During the first nine months of 2008, we received $7.6 million in proceeds from the sale of our Memphis operations and spent approximately $3.7 million for two ready-mixed concrete operations in New York, $13.5 million for certain ready-mixed concrete operations in west Texas and $2.5 for a precast operation in San Diego, California.

Our net cash provided by financing activities of $0.5 million for the nine months ended September 30, 2008 decreased $5.4 million from the $5.9 million net cash provided by financing activities in the nine months ended September 30, 2007. This decrease was attributable to lower borrowings under our credit facility.

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

A reconciliation of our net cash provided by operations (the nearest GAAP measure) and free cash flow is as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007

Net cash provided by operations	$19,514	$17,479
Less: purchases of property and equipment (net of disposals)	(16,846)	(17,113)
Free cash flow (as defined)	$2,668	$366

Future Capital Requirements

For the last three months of 2008, we expect our capital requirements for planned capital expenditures will be in the range of $5 million to $8 million, most of which we expect to be related to equipment purchases, plant replacements and our ongoing enterprise resource planning systems implementation. In addition, in the normal course of business, we lease certain equipment used in our operations under operating leases.

We believe, on the basis of current expectations, that our cash on hand, internally generated cash flow and available borrowings under our revolving credit facility will be sufficient to provide the liquidity necessary to fund our operations, meet our capital and debt service requirements.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet debt arrangements except for operating leases. From time to time, we may enter into additional operating leases that would not be reflected on our balance sheet. We do not have any transactions, arrangements or relationships with “special purpose” entities. Also, we have no outstanding debt guarantees. At September 30, 2008, we had $13.0 million of letters of credit outstanding. We are also contingently liable for performance under $37.4 million in performance bonds relating primarily to our ready-mixed concrete operations.

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock. The plan permitted the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws. As of September 30, 2008, we had repurchased and subsequently cancelled 171,463 shares with an aggregate value of $0.7 million under the repurchase plan. In October 2008, our Board of Directors modified our repurchase program and purchased 2,976,942 shares at a cost of $5.9 million and completed the repurchase program.

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

Inflation

We experienced modest increases in operating costs during the first nine months of 2008 related to inflation. However, over the past few years, cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates. We generally compensate for the escalating cost of diesel fuel with fuel surcharges to our customers, which are recorded in our revenues. Our success in realizing fuel surcharges varies by each market.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at their fair values. Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values. As of September 30, 2008 and 2007, we were not a party to any derivative financial instruments.

The indebtedness evidenced by our 8⅜% senior subordinated notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes. The fair value of that debt will vary as interest rates change.

Borrowings under our revolving credit facility expose us to certain market risks. Interest on amounts drawn under the credit facility varies based on prime rate or one-, two-, three- or six-month LIBOR rates. Based on the trend of our credit facility outstanding balance through September 30, 2008, a one-percent change in the applicable rate would not materially change the amount of our interest expense for 2008.

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

In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units which vest in four equal annual installments beginning in May 2006. Each share price performance unit is equal in value to one share of our common stock. Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date. A change of one dollar in the price of our common stock would cause a pretax change in selling, general and administrative expense of approximately one dollar for each share price performance unit outstanding. At September 30, 2008, there were approximately 28,000 share price performance units outstanding.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about litigation involving us, see Note 11 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock. The timing and amount of share repurchases has been determined by our management based on an evaluation of market and economic conditions and other relevant factors. We intend to retire all repurchased shares as soon as practicable following repurchase. The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2008 pursuant to our stock repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that may yet be Purchased under the Programs
July 2008	—	—	—	—
August 2008	20,000	4.35	79,014	2,920,986
September 2008	92,449	4.12	171,463	2,828,537

Item 6. Exhibits

Exhibit Number	Description
3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
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

U.S. CONCRETE, INC.

Date: November 10, 2008	By:	/s/ Robert D. Hardy
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

10.6*	—Amendment No. 6 to 1999 Incentive Plan of U.S. Concrete, Inc. dated as of April 11, 2008 (Form 8-K dated on April 11, 2008 (File No. 000-26025), Exhibit 10.1).
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Michael W. Harlan.
32.2	—Section 1350 Certification of Robert D. Hardy.

*Incorporated by reference to the filing indicated.