Form 10-K
period 2008-12-31
US CONCRETE INC
filed 2009-03-13
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Large accelerated filer ☐  Accelerated filer ☑   Non-accelerated filer ☐  Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐      No☑
Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the last reported sale price of $4.76  of the registrant’s common stock on the Nasdaq National Market as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter:  $163,666,969.

There were 37,213,446 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 12, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.

FORM 10-K
For the Year Ended December 31, 2008

TABLE OF CONTENTS

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

This report contains various statements, including those that express a belief, expectation or intention and those that are not statements of historical fact, that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Those forward-looking statements appear in Item 1—“Business,” Item 2— “Properties,” Item 3—“Legal Proceedings,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk,” Item 9A—“Controls and Procedures” and elsewhere in this report, including in the notes to our Consolidated Financial Statements in Item 8 of this report. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and the section entitled “Risks and Uncertainties” in Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the Securities and Exchange Commission (the “SEC”).  The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution and common sense when considering our forward-looking statements.

PART I
Item 1.    Business

General

We are a major producer of ready-mixed concrete, precast concrete products and concrete-related products in select markets in the United States.  We operate our business through our ready-mixed concrete and concrete-related products segment and our precast products concrete segment.  We are a leading producer of ready-mixed concrete or precast concrete products in substantially all the markets in which we have operations.  Ready-mixed and precast concrete products are important building materials that are used in a vast majority of commercial, residential and public works construction projects.

All of our operations are in (and all of our sales are made within) the United States.  We operate principally in Texas, California, New Jersey/New York and Michigan, with those states representing 38.6%, 30.8%, 14.3% and 9.1%, respectively, of our consolidated revenues from continuing operations for the year ended December 31, 2008.  According to publicly available industry information, those states represented an aggregate of 31.3% of the consumption of ready-mixed concrete in the United States in 2008 (Texas, 14.8%, California, 9.8%, New Jersey/New York, 4.8% and Michigan, 1.9%).  We believe that the size and the geographic scope of our operations enables us to achieve cost savings through consolidated purchasing, reduction of our administrative costs on both a national and regional level, and aids in moderating the impact of regional economic cycles and weather conditions.  Our consolidated revenues from continuing operations for the year ended December 31, 2008 were $754.3 million, of which we derived approximately 91.0% from our ready-mixed concrete and concrete-related products segment and 9.0% from our precast concrete products segment.  For more  information on our consolidated revenues and income from operations for the years ended December 31, 2008, 2007 and 2006 and our consolidated total assets as of December 31, 2008 and 2007, see our Consolidated Financial Statements included in this report.

As of March 12, 2009, we had 132 fixed and 12 portable ready-mixed concrete plants, seven precast concrete plants, one concrete block plant and seven producing aggregates facilities (including 27 fixed ready-mixed concrete plants and one masonry block plant operated by our 60%-owned Michigan subsidiary).  During 2008, these plants and facilities produced approximately 6.5 million cubic yards of ready-mixed concrete, 0.9 million eight-inch equivalent block units and 3.5 million tons of aggregates.  We also own two aggregates facilities that we lease to third parties and retain a royalty on production from those facilities.

Our ready-mixed concrete and concrete-related products segment engages principally in the formulation, preparation and delivery of ready-mixed concrete to the job sites of our customers.  We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs. Our marketing efforts primarily target concrete sub-contractors, general contractors, governmental agencies, property owners and developers and home builders whose focus extends beyond the price of ready-mixed concrete to product quality, on-time delivery and reduction of in-place costs.  To a lesser extent, this segment is also engaged in the mining and sale of aggregates and the resale of building materials, primarily to our ready-mixed concrete customers.  These businesses are generally complementary to our ready-mixed concrete operations and provide us opportunities to cross-sell various products in markets where we sell both ready-mixed concrete and concrete-related products.  We provide our ready-mixed concrete and concrete-related products from our continuing operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C., Michigan and Oklahoma.

Our precast concrete products segment produces precast concrete products at seven plants in three states, with five plants in California, one in Arizona and one in Pennsylvania.  Our customers choose precast technology for a variety of architectural applications, including free-standing walls used for landscaping, soundproofing and security walls, panels used to clad a building façade and storm water drainage.  Our operations also specialize in a variety of finished products, among which are utility vaults, manholes, catch basins, highway barriers, curb inlets, pre-stressed bridge girders, concrete piles and custom-designed architectural products.

For financial information regarding our reporting segments, including revenue and operating income for the years ended December 31, 2008, 2007 and 2006, see Note 12 to our Consolidated Financial Statements included in this report.

U.S. Concrete, Inc. is a Delaware corporation which was incorporated in 1997.  We began operations in 1999, which is the year we completed our initial public offering.  In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us” or “U.S. Concrete” unless we specifically state otherwise or the context indicates otherwise.

Industry Overview

General

Ready-mixed concrete is a highly-versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement.  We manufacture ready-mixed concrete in thousands of variations, which in each instance may reflect a specific design use.  We generally maintain only a few days’ inventory of raw materials and coordinate our daily materials purchases with the time-sensitive delivery requirements of our customers.

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

We generally obtain contracts through local sales and marketing efforts directed at concrete sub-contractors, general contractors, property owners and developers, governmental agencies and home builders.  In many cases, local relationships are very important.

Based on information from the National Ready-Mixed Concrete Association (“NRMCA”) and the National Precast Concrete Association (“NPCA”), we estimate that, in addition to vertically integrated manufacturers of cements and aggregates, over 2,300 independent ready-mixed concrete producers currently operate approximately 6,000 plants in the United States and 3,500 precast concrete products manufacturers operate in the United States and Canada.  Larger markets generally have several producers competing for business on the basis of product quality, service, on-time delivery and price.

Annual usage of ready-mixed concrete in the United States dropped significantly in 2007 and 2008 from its “near record” 2006 level.  According to information available from the NRMCA and McGraw-Hill Construction, total volume (measured in cubic yards) from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions):

2008	349
2007	387
2006	421

Ready-mixed concrete and precast concrete products have historically benefited from relatively stable demand and pricing.  However, pricing of our products is primarily driven by the cost of raw materials (cement, aggregates, etc.), cost of labor and competition in our local markets.  From 2006, through most of 2007, raw materials cost and ready-mixed concrete products average selling prices increased.  For 2008, pricing of our raw materials, particularly cement, and our ready-mixed pricing has been put under competitive pressure due to product demand declines due to the slowdown in construction activity in all of our markets, especially in the residential construction sector.

According to recently published McGraw-Hill Construction data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2006, 2007 and 2008:
	2008	2007	2006
Commercial and industrial construction	25%	24%	20%
Residential construction	16%	23%	30%
Street and highway construction and paving	21%	20%	20%
Other public works and infrastructure construction	38%	33%	30%

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

For a discussion of the seasonality of the construction industry generally, see Item 1A — “Risk Factors – Our operating results may vary significantly from one reporting period to another and may be adversely affected by the seasonal and cyclical nature of the markets we serve” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

The American Recovery and Reinvestment Act of 2009 (“the Act”).  On February 17, 2009 the Act was signed into law for the purpose of creating jobs and restoring economic growth through, among other things, the modernization of America’s infrastructure and the enhancement of its energy resources.  The Act is expected to generate significant construction spending, but the effects of the Act will not be felt for several months because Congress will have to appropriate funds for these programs and each state will have to take appropriate measures to take advantage of such funding.  We expect that the Act will provide incremental demand for our products starting in the second half of 2009.  However, we cannot predict the impact of the spending under the Act on our business, and the extent and timing of the spending is uncertain at this time.

Our Business Strategy

Our objectives are to become the leading provider of ready-mixed concrete, precast concrete and concrete-related products in each of our existing markets, on a select basis, to integrate our operations vertically through acquisition of aggregates supply sources that support our ready-mixed concrete operations, and to further expand the geographic scope of our business.  We plan to achieve these objectives by continuing to execute our business strategy, which includes the primary elements we discuss below.

Improving Marketing and Sales Initiatives

Our marketing and sales strategy emphasizes the sale of value-added products and solutions to customers more focused on reducing their in-place building material costs than on the price per cubic yard of ready-mixed concrete or unit price of the concrete-related product they purchase.  Key elements of our customer-focused approach include:

▪	corporate-level marketing and sales expertise;

▪	technical service expertise to develop innovative new branded products; and

▪	training programs that emphasize successful marketing and sales techniques that focus on the sale of high-margin concrete mix designs and specialty-engineered precast concrete products.

We have also formed a strategic alliance to provide alternative solutions for designers and contractors by using value-added concrete products. Through this alliance, we offer color-conditioned, fiber-reinforced, steel-reinforced and high-performance concrete and utilize software technology that can be used to design buildings constructed of reinforced concrete.

Promoting a Green Environment

We recognize the value in advocating green building and construction as part of our strategy.  We initiated Environmentally Friendly Concrete (“EF Technology”), our commitment to environmentally friendly concrete technologies that significantly reduce potential carbon dioxide (CO2) emissions.  Our EF Technology ready-mixed concrete products replace a portion of traditional raw materials with reclaimed fly ash, slag and other materials.  This results in an environmentally superior and sustainable alternative to traditional ready-mixed concrete.  We believe EF Technology reduces greenhouse gases and landfill space consumption and produces a highly durable product.  Customers can also receive Leadership in Energy and Environmental Design (“LEED”) credits for the use of this technology.  We are also a supporter of the NRMCA Green-Star program, a plant-specific certification that utilizes an environmental management system based on a model of continual improvement. Two plants in our Dallas/Ft. Worth market were part of the first group of plants to be awarded with Green-Star Certification.

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

We also strive to increase operating efficiencies. We believe that, if we continue to increase in size on both a local and national level, we should continue to experience future productivity and cost improvements in such areas as:

▪	purchases of raw materials, through procurement and optimized ready-mixed concrete mix designs;

▪	purchases of mixer trucks and other equipment, supplies, spare parts and tools;

▪	vehicle and equipment maintenance;

▪	insurance and other risk management programs; and

▪	back-office administrative functions through technology enhancements.

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

Internal Growth.  We seek to grow in our existing markets by expanding existing plants, green-fielding new plants, and identifying complementary products or services we can provide to our customers on a cost-effective basis.  The benefits and challenges of expansion by internal growth include:

▪	the initial capital investment for most internal growth projects is typically less than the capital required to purchase a similarly situated existing business;

▪
internal growth projects are designed and constructed with state-of-the-art equipment, which usually results in greater productivity and lower operating costs than existing businesses that have been in operation for many years;

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

Our acquisition growth program targets the following:

▪	vertical integration of our existing ready-mixed concrete markets with the acquisition of aggregate quarries;

▪	acquisition of precast concrete products manufacturing businesses with similar operating strategies to ours, and complimentary product mixes and markets to our own; and

▪	selectively acquire ready-mixed concrete operations, primarily in existing markets, as well as evaluate potential new markets.

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

We frequently use various mineral admixtures as supplements to cement, which we refer to as cementitious materials, to alter the permeability, strength and other properties of concrete. These materials include fly ash, ground granulated blast-furnace slag, silica fume and other natural pozzolans.  These materials also reduce the amount of cement content used which results in a reduction in CO2 emissions.

We also use fibers, such as steel, glass, synthetic and carbon filaments, as additives in various formulations of concrete.  Fibers help control shrinkage cracking, thus reducing permeability and improving abrasion resistance. In many applications, fibers can replace welded steel wire and reinforcing bars. Relative to the other components of ready-mixed concrete, these additives generate comparatively high-margins.

Aggregates.  We produce crushed stone aggregates, sand and gravel from seven aggregates facilities located in New Jersey and Texas.  We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.5 million tons of aggregates in 2008 from these facilities with Texas producing 48% and New Jersey 52% of that total production.  In April 2007, we entered into an agreement to lease our sand pit operations in Michigan to the Edward C. Levy Co. as a component of a ready-mixed concrete business combination, which we refer to as the 60%-owned Michigan subsidiary.  We now receive a royalty based on the volume of product produced and sold from the Michigan quarry during the term of the lease.

At December 31, 2008, our total estimated aggregates reserves (excluding an aggregates property leased to a third party) were 77 million tons, assuming loss factors of approximately 20% for unusable material.  We believe these aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with supply for less than 5% of our annual consumption of aggregates.

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

Precast Concrete Products Segment

 We produce precast concrete products at seven plants in three states, with five in California, one in Arizona and one in Pennsylvania.  Our precast concrete products consist of ready-mixed concrete we either produce on-site or purchase from third parties, which is then poured into reusable molds at our plant sites.  After the concrete sets, we strip the molds from the finished products and either place them in inventory or ship them to our customers.  Our precast technology produces a wide variety of finished products, including a variety of architectural applications, such as free-standing walls used for landscaping, soundproofing and security walls, signage, utility vaults, manholes, panels to clad a building façade, highway barriers, pre-stressed bridge girders, concrete piles, catch basins and curb inlets.

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

Operations

  Ready-Mixed Concrete

Our ready-mixed concrete plants consist of fixed and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our portable plant operations deploy our twelve portable plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck.  We use our portable plants to service high-volume projects or projects in remote locations.  Several factors govern the choice of plant type, including:

▪	production consistency requirements;

▪	daily production capacity requirements; and

▪	job site proximity to fixed plants.

Generally, we will construct wet batch plants to serve markets that we expect will have consistently high demand, as opposed to dry batch plants that will serve those markets that we expect will have a less consistent demand.  A wet batch plant generally has a higher initial cost and daily operating expenses, but yields greater consistency with less time required for quality control in the concrete produced and generally have greater daily production capacity than a dry batch plant.  We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million.  As of March 12, 2009, our fixed batch plants included 23 wet batch plants and 109 dry batch plants.

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

Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency.  Our mixer trucks typically have load capacities of 10 cubic yards, or approximately 20 tons, and an estimated useful life of 12 years.  A new truck of this size currently costs between $160,000 and $190,000, depending on the geographic location and design specifications.  Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years.  As of December 31, 2008, we operated a fleet of approximately 1,077 owned and leased mixer trucks, which had an average age of approximately 7.2 years.

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

▪	the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.

Our central dispatch system tracks the status of each mixer truck as to whether a particular truck is:

▪	loading concrete;

▪	en route to a particular job site;

▪	on the job site;

▪	discharging concrete;

▪	being rinsed down; or

▪	en route to a particular plant.

The system is updated continuously on the trucks’ status via signals received from sensors.  In this manner, the dispatcher can determine the optimal routing and timing of subsequent deliveries by each mixer truck and monitor the performance of each driver.

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

   Precast Concrete Products

Our precast concrete products operations consist of seven fixed plant sites where precast products are produced, staged and shipped to our customers and distribution yards.  We stage precast products at distribution facilities to serve markets beyond the normal reach of our existing manufacturing sites.  Each of our precast manufacturing sites has as its primary components:

▪	either a concrete batch plant or local ready-mixed concrete provider for the concrete utilized in production;

▪	precast molds or “forms” for the array of products and product sizes we offer or a custom design center to create precast forms; and

▪	a crane-way or other method to facilitate moving forms, finished product or pouring ready-mixed concrete.

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

Cement and Other Raw Materials

We obtain most of the materials necessary to manufacture ready-mixed concrete and precast concrete products on a daily basis. These materials include cement, other cementitious materials (fly ash, blast furnace slag) and aggregates (stone, gravel and sand), in addition to certain chemical admixtures.  With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days.  Cement represents one of the highest cost material used in manufacturing a cubic yard of ready-mixed concrete.  During 2008, based on raw materials pricing and mix design changes requiring less cement in the manufacturing of ready-mixed concrete, aggregates represents the highest materials cost used followed closely by cementitious materials.  Historically, we have purchased cement from several suppliers in each of our major markets.  Due to certain industry consolidations and our decision to have a primary and secondary supplier, in certain of our markets, we are now purchasing cement from fewer suppliers than in past years.  Based on current economic conditions, this decision has not affected our ability to obtain an adequate supply of cement for our operations.  Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

Generally, cement and aggregates prices remained relatively flat in most of our markets in 2008, as compared to 2007.  In certain of our markets, where we did experience cement and aggregates price increases, our ready-mixed concrete products pricing increased in relative proportion to our raw material price increases.  Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement, aggregates and chemical admixtures.  The demand for construction sector products was weak throughout 2008, with sales volumes significantly below 2007 and 2006 levels.  The slowdown in our end-use markets has caused an oversupply of cement in most of our markets, with cement producers slowing down domestic production and reducing imported cement to respond to the weak demand.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates.

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

Customers

Of our 2008 revenue, we had approximately 55% from commercial and industrial construction contractors, 26% from residential construction contractors and 19% from street and highway construction contractors and other public works and infrastructure contractors.  In 2008, no single customer or project accounted for more than 2.5% of our total revenue.

We rely heavily on repeat customers. Our management and sales personnel are responsible for developing and maintaining successful long-term relationships with key customers.

Competition

The ready-mixed concrete, precast concrete and concrete-related products industries are highly competitive. Our competitive position in a market depends largely on the location and operating costs of our plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction.  However, timeliness of delivery and consistency of quality and service, along with price, are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates.  Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage.  Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than we do may be able to invest more in new mixer trucks, ready-mixed concrete plants and other production equipment or pay for acquisitions which could provide them a competitive advantage over us.  See Item 1A – “Risk Factors – We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive industry.”

Employees

As of March 12, 2009, we had approximately 614 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 1,947 hourly personnel.  The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of March 12, 2009, approximately 925 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2009 and 2013.  Under these agreements, we pay specified wages to covered employees and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

Other than a two-day strike at certain operations within our Atlantic Region in 2004, we have not experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are satisfactory.  See Note 14 to our Consolidated Financial Statements included in this report for a discussion of class action litigation  involving various mixer truck and transport truck drivers who have worked in our operations in California.

Training and Safety

Our future success will depend, in part, on the extent to which we can attract, retain and motivate qualified employees. We believe that our ability to do so will depend, in part, on providing a work environment that allows employees the opportunity to develop and maximize their capabilities.  We support and fund continuing education and training programs for our employees. We intend to continue and expand these programs.  We require all field employees to attend periodic safety training meetings and all drivers to participate in training seminars.  We employ a national safety director whose responsibilities include managing and executing a unified, company-wide safety program.  Employee development and safety are criteria used in evaluating performance in our annual incentive plan for salaried employees.

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

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations.  Our capital expenditures relating to environmental matters were not material in 2008.  We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

In March 2005, the California Regional Water Quality Control Board for the Central Valley Region (“CRWQCB”) issued a draft order to regulate discharges of concrete wastewater and solid wastes associated with concrete manufacturing at ready-mixed concrete plants located in and near Sacramento, California. This order would affect four sites in which six of our ready-mixed concrete plants operate in northern California. If approved in its current draft form, the order would require all existing ready-mixed concrete plants in the area to retrofit or reconstruct their waste management units to provide impermeable containment of all concrete wastewater and install leak detection systems. It also would require all new ready-mixed concrete plants in the area to be constructed with similar waste management units. The draft order provides that operators of existing ready-mixed concrete plants would have 180 days to apply for coverage under the order, and then one year after coverage is obtained to complete all required retrofitting. In June 2005, the CRWQCB delayed approval of the order to provide the Construction Materials Association of California and various concrete producers time to provide certain information to the CRWQCB for further consideration. Although our actual capital expenditures may vary significantly and will ultimately depend on final regulations, if the order is approved in its current form, the cost of capital improvements to our plants at the four sites in the affected area may be up to $1.0 million per site. Also, if the order is considered and adopted by the California Water Quality Control Board for the San Francisco Bay Region, we might incur similar costs to retrofit our existing plants in that area.  At December 31, 2008, we operated 20 ready-mixed concrete plants in northern California which could be impacted by this order should it be enacted.

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

Item 1A.Risk Factors

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

▪
differentiate ourselves in a competitive market by emphasizing new product development and value-added sales and marketing; hiring and retaining employees; and reducing operating and overhead expenses.

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

Goodwill represents the amount by which the total purchase price we have paid for acquisitions exceeds our estimated fair value of the net tangible assets acquired.  We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets. We will record such a charge to the extent that the book-equity value of any one of our reporting units (including goodwill) exceeds the estimated fair value of that reporting unit. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings forecasts and other market-based valuation techniques.

During the fourth quarters of 2008, 2007 and 2006, we performed our annual test of goodwill, which resulted in impairments of $135.3 million, $81.9 million and $38.8 million, respectively. In 2008, our goodwill impairment included writedowns in the majority of our reporting units, specifically in our South Central Region reporting unit, our Atlantic Region reporting unit, our Southwest Precast reporting unit, our Northern California Precast reporting unit and our Northern California reporting unit.  The underlying markets within these reporting units have been significantly impacted by the depressed construction sector, weak macro-economic conditions and tight or illiquid credit market conditions, which have significantly reduced our valuation metrics, including higher cost of capital assumptions used in determining our future discounted cash flow streams.  In 2007, our goodwill impairment included a write-off of the remaining goodwill in our Michigan reporting unit and goodwill in our South Central and Northern California Precast reporting units.  Our South Central and Northern California Precast reporting units were severely impacted by the downward trend in residential construction, increased competition and the economic impact of the change in the geographic mix of sales volume.  The 2006 writedown was related to our Michigan reporting unit and was due to increased competition and a general economic downturn in Michigan, driven by the decline in the U.S. automotive industry in that region, lower operating profits and a downward trend in cash flows.

As of December 31, 2008, goodwill represented approximately 12% of our total assets. We can provide no assurance that future goodwill impairments will not occur. If we determine that any of our remaining balance of goodwill is impaired, we will be required to take an immediate noncash charge to earnings.

As a result of capital constraints and other factors, we may not be able to grow as rapidly as we may desire through acquiring additional businesses.

In addition to our existing working capital and cash from operations, our senior secured credit facility provides us with a significant source of liquidity.  Effective March 2, 2007, the facility was increased to provide us a borrowing capacity of up to $150 million, as compared to $105 million of borrowing capacity at December 31, 2006.  The credit agreement relating to this facility provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time. At December 31, 2008, there was $11.0 million outstanding under the credit facility and the amount of the available credit was approximately $91.1 million, net of outstanding letters of credit of $11.6 million.

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

We currently have a significant amount of debt. As of December 31, 2008, we had approximately $306.0 million of outstanding debt.  Our substantial debt and other financial obligations could:

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

Our senior secured credit facility and the indenture governing our outstanding 8⅜% senior subordinated notes permit us to incur and to guarantee additional indebtedness. We anticipate that any future acquisitions we pursue as part of our strategy, as well as any future repurchases of our securities may be financed through a combination of cash on hand, operating cash flow, availability under our existing credit facility and new securities offerings. If new debt is added to current debt levels, the related risks described above could increase.

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

Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the senior secured credit facility.  A material adverse change is defined as a material adverse change in any of (a) our condition (financial or otherwise), business, performance, prospects, operations or properties, taken as a whole, (b) our ability, taken as a whole, to perform our respective obligations under the Loan Documents or (c) the rights and remedies of the Administrative Agent, the Lenders or the issuers to enforce the Loan Documents.  Our indenture and senior secured credit facility contain financial covenants and other limitations with which we must comply. Our ability to comply with these covenants may be affected by events beyond our control, and our future operating results may not be sufficient to comply with the covenants or, in the event of a default under either our indenture or senior secured credit facility, to remedy such a covenant default.

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

During 2007 and 2008, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, defaults on subprime loans and adjustable-rate mortgages.  In light of these developments, lenders, investors, regulators and other third parties have questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, reduced market values for those securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions. Deterioration in credit quality among subprime and other loans has caused many lenders to eliminate subprime mortgages and other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of new homes.  In general, these developments have been a significant factor in the downturn of, and have delayed any general improvement in, the housing market.

Approximately 26% of our 2008 revenue was from residential construction contractors. Further tightening of mortgage lending or mortgage financing requirements could adversely affect the availability to obtain credit for some borrowers and prolong the downturn in, or further reduce the demand for, new home construction, which could have a material adverse effect on our business and results of operations in 2009.  A further downturn in new home construction could also adversely affect our customers focused in this industry segment, possibly resulting in slower payments, higher default rates in our accounts receivable, and an overall increase in working capital.

The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.

The unprecedented and continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition. In particular, the cost of capital has increased substantially while the availability of funds from the capital markets has diminished significantly. Accordingly, our ability to access the capital markets may be restricted or be available only on unfavorable terms.  Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our ability to execute our long-term growth strategy.  Ultimately we may be required to reduce our future capital expenditures substantially. Such a reduction could have a material adverse effect on our revenues, income from operations and cash flows.

If one or more of the lenders under our senior secured credit facility were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced. Our inability to borrow additional amounts under our senior secured credit facility could limit our ability to fund our future operations and growth.

The current economic situation could have an impact on our suppliers and our customers, causing them to fail to meet their obligations to us, which could have a material adverse effect on our revenues, income from operations and cash flows.  The uncertainty and volatility of the global financial crisis may have further impacts on our business and financial condition that we currently cannot predict or anticipate.

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

Our competitive position in a given market depends largely on the location and operating costs of our plants and prevailing prices in that market.  Generally, our products are price-sensitive. Our prices are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control. Because of the fixed-cost nature of our business, our overall profitability is sensitive to minor variations in sales volumes and small shifts in the balance between supply and demand. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction. However, timeliness of delivery and consistency of quality and service, as well as price, are the principal competitive factors among suppliers for large or complex jobs. Concrete manufacturers like us generally obtain customer contracts through local sales and marketing efforts directed at general contractors, developers, governmental agencies and homebuilders. As a result, we depend on local relationships.  We generally do not have any long-term sales contracts with our customers.

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

We rely on third parties to sell or lease property, plant and equipment to us and to provide supplies, including cement and other raw materials, necessary for our operations. We cannot assure you that our favorable working relationships with our suppliers will continue in the future. Also, there have historically been periods of supply shortages in the concrete industry, particularly in a strong economy.

If we are unable to purchase or lease necessary properties or equipment, our operations could be severely impacted. If we lose our supply contracts and receive insufficient supplies from other third parties to meet our customers’ needs or if our suppliers experience price increases or disruptions to their business, such as labor disputes, supply shortages or distribution problems, our business, financial condition, results of operations and cash flows could be materially adversely affected.

In 2006, cement prices rose at rates similar to those experienced in 2005 and 2004, as a result of strong domestic consumption driven largely by historic levels of residential construction that did not abate until the second half of 2006.  During 2007 and 2008, residential construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  Cement prices remained relatively flat in 2008, while cement supplies were at levels that indicated a very low risk of cement shortages in our markets.  Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.

From 2006 through 2008, our product pricing for ready-mixed concrete increased in most of our markets. These price increases generally allowed us to absorb the increased cost of raw materials (primarily cement, other cementitious materials and aggregates) in 2007 and 2008.  In 2006, the rising cost of raw materials outpaced our ability to increase prices and, as a result, our margins were adversely impacted.  However, improvements in our product pricing in 2007 and 2008 was offset, in part, by higher labor, freight and delivery costs, including rising diesel fuel costs. Due to escalating diesel fuel prices, we experienced both increased freight charges for our raw materials, in the form of fuel surcharges, and increased fuel costs to deliver our products to our customers. As these costs have become more significant over the last three years, we instituted fuel surcharges in most of our markets in an attempt to cover these rising costs. Diesel fuel prices decreased substantially in the fourth quarter of 2008 and fuel surcharges we incurred from our suppliers, third party freighters to us and fuel surcharges we charged to our customers have been significantly reduced or eliminated.  We do not have any long-term fuel supply contracts that would protect us from rising fuel costs. Sustaining or improving our margins in the future will depend on market conditions and our ability to increase our product pricing or realize gains in productivity to offset further increases in raw materials and other costs.

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

In March 2005, the California Regional Water Quality Control Board for the Central Valley Region (“CRWQCB”) issued a draft order to regulate discharges of concrete wastewater and solid wastes associated with concrete manufacturing at ready-mixed concrete plants located in and near Sacramento, California. This order would affect four sites in which six of our ready-mixed concrete plants operate in northern California. If approved in its current draft form, the order would require all existing ready-mixed concrete plants in the area to retrofit or reconstruct their waste management units to provide impermeable containment of all concrete wastewater and install leak detection systems. It also would require all new ready-mixed concrete plants in the area to be constructed with similar waste management units. The draft order provides that operators of existing ready-mixed concrete plants would have 180 days to apply for coverage under the order, and then one year after coverage is obtained to complete all required retrofitting. In June 2005, the CRWQCB delayed approval of the order to provide the Construction Materials Association of California and various concrete producers time to provide certain information to the CRWQCB for further consideration. Although our actual capital expenditures may vary significantly and will ultimately depend on final regulations, if the order is approved in its current form, the cost of capital improvements to our plants at the four sites in the affected area may be up to $1.0 million per site. Also, if the order is considered and adopted by the California Water Quality Control Board for the San Francisco Bay Region, we might incur similar costs to retrofit our existing plants in that area.  At December 31, 2008, we operated a total of 20 ready-mixed concrete plants in northern California which could be impacted by this order should it be enacted.

Our operations are subject to various hazards that may cause personal injury or property damage and increase our operating costs.

Operating mixer trucks, particularly when loaded, exposes our drivers and others to traffic hazards. Our drivers are subject to the usual hazards associated with providing services on construction sites, while our plant personnel are subject to the hazards associated with moving and storing large quantities of heavy raw materials. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. Although we conduct training programs designed to reduce these risks, we cannot eliminate these risks. We maintain insurance coverage in amounts we believe are in accord with industry practice; however, this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on us.

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

The departure of key personnel could disrupt our business.

We depend on the efforts of our executive officers and, in many cases, on senior management of our businesses. Our success will depend on retaining our senior-level managers and officers.  We need to insure that key personnel are compensated fairly and competitively to reduce the risk of departure of key personnel to our competitors or other industries.  To the extent we are unable to attract and retain qualified management personnel, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  We do not carry key personnel life insurance on any of our employees.

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

As of March 12, 2009, approximately 36%, or 925, of our employees were covered by collective bargaining agreements, which expire between 2009 and 2013.  Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, the coexistence of union and nonunion employees may impede our ability to integrate our operations efficiently.  Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

We contribute to 13 multiemployer pension plans.  During 2006, the “Pension Protection Act of 2006” (the “PPA”) was signed into law.  For multiemployer defined benefit plans, the PPA establishes new funding requirements or rehabilitation requirements, creates additional funding rules for plans that are in endangered or critical status, and introduces enhanced disclosure requirements to participants regarding a plan’s funding status. The Worker, Retiree and Employer Recovery Act of 2008 (the “WRERA”) was enacted on December 23, 2008 and provides some funding relief to defined benefit plan sponsors affected by recent market conditions.  The WRERA allows multiemployer plan sponsors to elect to freeze their current fund status at the same funding status as the preceding plan year (for example, a calendar year plan that is not in critical or endangered status for 2008 may elect to retain that status for 2009), and sponsors of multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009 are allowed a three-year extension of funding improvement or rehabilitation plans (extends timeline for these plans to accomplish their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans).  Additionally, if we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the information available from plan administrators, pursuant to the Pension Plan Act of 2006, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans or the inability of plan sponsors to meet the funding or rehabilitation requirements would be material to our business financial condition, results of operations and cash flows.

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

Our net revenue attributable to infrastructure projects could be negatively impacted by a decrease or delay in governmental spending.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

Facilities

The table below lists our concrete plants as of March 12, 2009.  We believe these plants are sufficient for our current needs. The ready-mixed concrete volumes shown are the volumes from continuing operations each location produced in 2008, except that production volumes related to plants we acquired during the year reflect production from the date of acquisition through year-end.

	Ready-Mixed Concrete Plants			Precast	Block	Ready-Mixed Concrete Volume (in thousands
Locations	Fixed	Portable	Total	Plants	Plants	of cubic yards)
Ready-Mixed Concrete and Concrete-Related Products Segment:
Northern California	22	3	25	—	—	1,472
Atlantic Region	21	5	26	—	—	981
Texas / Southwest Oklahoma	62	4	66	—	—	3,221
Michigan	27	—	27	—	1	843
Precast Concrete Products Segment:
Northern California	—	—	—	3	—	—
Southern California/Arizona	—	—	—	3	—	—
Pennsylvania	—	—	—	1	—	—
Total Company	132	12	144	7	1	6,517

The fixed plants listed above are located on approximately 73 sites we own and 67 sites we lease.  The lease terms extend to dates that vary from 2009 to 2019.  We intend to renew most of the leases expiring in the near term.  Of those leases we do not renew, we expect to relocate most of the related plant facilities to future leased or owned sites.

We produce crushed stone aggregates, sand and gravel, from seven aggregates facilities located in Texas and New Jersey.  We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.5 million tons of aggregates in 2008, with Texas producing 48% and New Jersey 52% of that total production.  In April 2007, we entered into an agreement to lease our sand pit operations in Michigan to the Edward C. Levy Co. as a part of the formation of our 60%-owned Michigan subsidiary.  We now receive a royalty based on the volume of product produced and sold from the quarry during the term of the lease.

At December 31, 2008, our total estimated aggregates reserves are 77 million tons, assuming loss factors of approximately 20% for unusable material.  We believe these aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with supply for less than 5% of our annual consumption of aggregates.

Equipment

As of December 31, 2008, we operated a fleet of approximately 1,077 owned and leased mixer trucks and 1,307 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our mixer trucks is approximately 7.2 years.

For additional information related to our properties, see Item 1 of this report.

Item 3.    Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 14, “Commitments and Contingencies ,” to our Consolidated Financial Statements included in this report is incorporated by reference into this Item 3.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Stock Market under the symbol “RMIX.”  As of March 12, 2009, shares of our common stock were held by approximately 533 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

The closing price for our common stock on the Nasdaq Global Select Market on March 12, 2009 was $1.75 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2008		2007
	High	Low	High	Low
First Quarter	$4.40	$2.14	$9.25	$6.35
Second Quarter	$6.25	$3.05	$9.48	$7.79
Third Quarter	$8.38	$3.86	$9.05	$6.50
Fourth Quarter	$4.69	$1.83	$6.99	$3.21

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

PERFORMANCE GRAPH

            The following graph compares, for the period from December 31, 2003 to December 31, 2008, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and a peer group index we selected that includes four public companies within our industry. The comparison assumes that (1) $100 was invested on December 31, 2003 in our common stock, the S&P 500 Index and the peer group index and (2) all dividends were reinvested.

The peer group companies at December 31, 2008 for this performance graph are Texas Industries, Inc., Eagle Materials Inc., Martin Marietta Materials, Inc. and Vulcan Materials Company.  In addition to ready-mixed concrete and concrete-related products, the members of the peer group also have material operations in other segments of the building products industry in which we either do not currently operate, or do not operate at a comparable level, such as cement, aggregates and other building products.  These other business segments of peer group members have an affect on cumulative stockholder return over the covered period.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2008, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans. These plans use or are based on shares of our common stock.
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in first column)
Equity compensation plans approved by security holders(1)	1,683,832	$7.16	2,417,000
Equity compensation plans not approved by security holders (2)	323,880	6.48	227,727
Total	2,007,712	$7.05

(1)
Pursuant to the terms of the 2008 Incentive Plan, there were 2,417,000 shares of our common stock remaining available for awards under the plan for future issuance as of December 31, 2008, plus shares of common stock which are the subject of awards under the 1999 Incentive Plan or the 2001 Employee Incentive Plan (the “2001 Plan”) that are forfeited or terminated, expire unexercised, are settled in cash in lieu of common stock or in a manner such that all or some of the shares covered thereby are not issued or are exchanged for consideration that does not involve common stock.  The 1999 Incentive Plan terminated on December 31, 2008, but there are still outstanding awards of stock options and restricted stock under such plan.

(2)
Our board adopted the 2001 Plan in February 2001.  The purpose of this plan is to attract, retain and motivate our employees and consultants, to encourage a sense of propriety of those persons in our company and to stimulate an active interest of those persons in the development and financial success of our company.  Awards may be made to any of our employees or consultants.  The plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other long-term incentive awards.  None of our officers or directors is eligible to participate in the plan. Pursuant to the terms of the 2001 Plan, there were 227,727 shares of our common stock remaining available for awards under the plan for future issuance as of December 31, 2008.  However, we do not anticipate making any new awards under the 2001 Plan.  Additionally, shares of our common stock which were the subject of awards under the 2001 Plan when the 2008 Incentive Plan was adopted that are subsequently forfeited or terminated, expire unexercised, are settled in cash in lieu of common stock or in a manner such that all or some of the shares covered thereby are not issued or are exchanged for consideration that does not involve common stock are included in the number of shares that may be issued under the 2008 Incentive Plan.

Issuer Purchases of Equity Securities

The following table provides information with respect to our repurchases of shares of our common stock during the fourth quarter of 2008:
Calendar Month	Total Number of Shares Purchased(1),(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 2008	2,991,649	1.98	2,976,942	-
November 2008	7,120	3.15	-	-
December 2008	16,036	3.09	-	-

(1)
Includes 37,863 shares of our common stock repurchased during the three-month period ended December 31, 2008, from company employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

(2)
In January 2008, our Board of Directors authorized repurchases of up to three million shares of our common stock from time-to-time at prevailing prices as permitted by securities laws and other requirements and subject to market conditions and other factors.  The Board modified the repurchase plan in October 2008 to slightly increase the aggregate number of shares that could be repurchased.  The program was completed during the fourth quarter of 2008, with a total of 3,148,405 shares being acquired during 2008 for approximately $2.10 per share.

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

	Year Ended December 31(5)
	2008(1)	2007(2)	2006(3)	2005	2004(4)
Statement of Operations Data:
Revenue	$754,298	$803,803	$728,510	$525,637	$455,876
Income (loss) from continuing operations, net of tax	$(132,297)	$(63,760)	$(7,303)	$14,431	$(10,360)
Loss from discontinued operations, net of tax	$(149)	$(5,241)	$(787)	$(1,819)	$(179)
Net income (loss)	$(132,446)	$(69,001)	$(8,090)	$12,612	$(10,539)

Earnings (Loss) Per Share Data:
Basic income (loss) per share from continuing operations	$(3.48)	$(1.67)	$(0.20)	$0.50	$(0.37)
Loss from discontinued operations, net of tax	$—	$(0.14)	$(0.02)	$(0.06)	$—
Basic net income (loss) per share	$(3.48)	$(1.81)	$(0.22)	$0.44	$(0.37)
Diluted income (loss) per share from continuing operations	$(3.48)	$(1.67)	$(0.20)	$0.49	$(0.37)
Loss from discontinued operations, net of tax	$—	$(0.14)	$(0.02)	$(0.06)	$—
Diluted net income (loss) per share	$(3.48)	$(1.81)	$(0.22)	$0.43	$(0.37)

Balance Sheet Data (at end of period):
Total assets	$507,810	$647,256	$716,646	$494,043	$449,159
Total debt (including current maturities)	$305,988	$298,500	$303,292	$201,571	$200,777
Total stockholders’ equity	$69,796	$205,105	$269,577	$184,921	$168,849

Statement of Cash Flow Data:
Net cash provided by operating activities	$30,113	$44,338	$39,537	$41,229	$34,423
Net cash used in investing activities	$(40,593)	$(34,084)	$(230,679)	$(58,563)	$(11,597)
Net cash provided by (used in) financing activities	$953	$(4,208)	$176,292	$1,281	$9,770

Ready-mixed Concrete Data
Average selling price per cubic yard	$94.22	$91.70	$88.23	$86.42	$77.43
Sales volume in cubic yards from continuing operations	6,517	7,176	6,679	4,734	4,519

(1)
 The 2008 results include an impairment charge of $119.8 million, net of income taxes, in the fourth quarter pursuant to our annual review of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

(2)
The 2007 results include an impairment charge of $76.4 million, net of income taxes, in the fourth quarter pursuant to our annual review of goodwill in accordance with SFAS No. 142. Also in 2007, we discontinued the operations of three business units in certain markets.  The financial data for years prior to 2007 have been restated to segregate the effects of the operations of those discontinued units.

(3)	The 2006 results include an impairment charge of $26.8 million, net of income taxes, primarily pursuant to our annual review of goodwill in accordance with SFAS No. 142.

(4)
The 2004 results include a loss on early extinguishment of debt of $28.8 million ($18.0 million, net of income taxes), which consisted of $25.9 million in premium payments to holders of our prior subordinated notes and a write-off of $2.9 million of debt issuance costs associated with our debt repayments.

(5)	All data presented in each year has been restated to reflect the effect of our fourth quarter of 2007 decision to dispose of certain of our operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Precast Concrete Products.  Our precast concrete products segment engages principally in the production, distribution and sale of precast concrete products from its seven plants located in California, Arizona and Pennsylvania.  From these facilities, we produce precast concrete structures such as utility vaults, manholes and other wastewater management products, specialty engineered structures, pre-stressed bridge girders, concrete piles, curb-inlets, catch basins, retaining and other wall systems, custom designed architectural products and other precast concrete products.

Our Markets; Pricing and Demand Trends

We derive substantially all our revenues from the sale of ready-mixed concrete, precast concrete and concrete-related products to the construction industry in the United States. We typically sell our products under purchase orders that require us to formulate, prepare and deliver the product to our customers’ job sites. We recognize revenue from these orders when we deliver the ordered products. The principal states in which we operate are Texas (39% of 2008 revenue and 35% of 2007 revenue), California (31% of 2008 revenue and 32% of 2007 revenue), New Jersey/New York (14% of 2008 revenue and 14% of 2007 revenue) and Michigan (9% of 2008 revenue and 11% of 2007 revenue).  We serve substantially all segments of the construction industry in our markets.  Our customers include contractors for commercial and industrial, residential, street and highway and other public works construction. The approximate percentages of our concrete product revenue by construction type activity were as follows in 2008 and 2007:
	2008	2007
Commercial and industrial	55%	49%
Residential	26%	35%
Street, highway and other public works	19%	16%

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

Our customers are generally involved in the construction industry, which is a cyclical business and is subject to both general and more localized economic conditions, including the ongoing credit and U.S. recessionary conditions impacting all our markets.  In addition, our business is impacted by seasonal variations in weather conditions, which vary by regional market.  Accordingly, demand for our products and services during the winter months is typically lower than in other months of the year because of inclement weather.  Also, sustained periods of inclement weather and other adverse weather conditions could cause the delay of construction projects during other times of the year.

For 2008, our overall average sales prices were modestly higher than in 2007.  However, pricing trends varied by region in our ready-mixed concrete markets.  We experienced pricing improvements in our northern California and north and west Texas markets, and pricing declines in our New Jersey, Michigan and Washington, D.C. markets, as compared to 2007  We announced price increases in several of our markets, generally effective October 1, 2008 and early 2009.  The extent to which we realize benefits from these announced price increases will depend on market conditions and whether such increases exceed our raw material and other cost increases.

During 2008, we experienced marked declines in the demand for our products, primarily in our residential end-use markets.  We experienced weaker demand in our commercial end-use markets in the latter half of 2008.  Ready-mixed concrete sales volumes generally began to decline during the early summer of 2006 and continued to decline throughout 2007 and 2008.  This decline reflects a sustained downward trend in residential construction activity and commercial projects in many of our markets.  The overall construction downturn, in both residential and commercial end-use markets, was consistent throughout 2008, resulting in ready-mixed concrete sales volumes being down on a same-plant-sales basis in 2008 in all of our markets as compared to 2007.  Ready-mixed concrete sales volumes related to public works construction were higher in 2008, as compared to 2007.  We expect ready-mixed concrete sales volumes in 2009 to be lower than sales volumes achieved in 2008 because of continued sluggishness in the residential and commercial end-use construction markets, which will be exacerbated by the financial crisis and U.S. recession, as described further under “Item 1A.  Risk Factors— Further tightening of mortgage lending or mortgage financing requirements could adversely affect the residential construction market and prolong the downturn in, or further reduce, the demand for new home construction which began in 2006 and has had a negative effect on our sales volumes and revenues” and “—The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.”

Demand for our products in our precast concrete products segment decreased in 2008, as compared to 2007.  This decline is reflective of the decline in residential construction starts in our northern California and Phoenix, Arizona markets, where our precast business has been heavily weighted toward products used in new residential construction projects.  We are continuing the process of refocusing our product lines and streamlining our operations in these markets to better serve existing demand and penetrate additional end-use markets.  This streamlining has resulted in the closure of one of our facilities in northern California, resulting in a pre-tax charge of approximately $0.7 million in the fourth quarter of 2008. We also closed a small operating facility and consolidated the operations on one site in Phoenix, Arizona during 2008.

Our Michigan market remains subject to a prolonged economic downturn, which is projected to continue throughout 2009.  As a result, our 60%-owned Michigan subsidiary, which was formed in April 2007, has experienced same-plant-sales volume declines. We maintain a strong competitive position in Michigan and believe we are well positioned for growth when the Michigan economy, and related construction activity, begins to recover.

Sustaining or improving our operating margins in the future will depend on market conditions, including the impact of continued weakness in the residential and commercial construction sectors and the uncertainty of public works projects in light of state budgetary shortfalls and the U.S. economic recession.  The impact of the American Recovery and Reinvestment Act passed by the U.S. government in early 2009 on our sales volumes, operating margins and liquidity remains uncertain.

Cement and Other Raw Materials

We obtain most of the raw materials necessary to manufacture ready-mixed concrete and precast concrete products on a daily basis. These materials include cement, other cementitious materials (generally, fly ash and blast furnace slag) and aggregates (stone, gravel and sand), in addition to certain chemical admixtures. With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days.  Typically, cement, other cementitious materials and aggregates represent the highest-cost materials used in manufacturing a cubic yard of ready-mixed concrete.  In each of our markets, we purchase each of these materials from several suppliers. Admixtures are generally purchased from suppliers under national purchasing agreements.

We negotiate cement and aggregates pricing with suppliers both on a company-wide basis and at the local market level, in an effort to obtain the most competitive pricing available for cement and aggregates.  We anticipate that the residential construction downturn that began in the second half of 2006 and continued throughout 2007 and 2008 will continue through 2009 and, therefore, commercial construction and other building segments will comprise a larger percentage of overall product demand.  Due to the severe slowdown in residential housing starts and decreased demand in other construction activity, combined with increased U.S. cement capacity, we have not experienced cement shortages during 2008 and we do not expect to experience cement shortages in 2009.  We expect that demand for cement consumption nationally will be down in 2009 as compared to 2008.  Announced cement price increases in 2008 were delayed or withdrawn in many of our markets, and price increases in certain markets realized by our cement suppliers have been significantly lower than in 2007.  Although several cement suppliers have announced price increases effective in the first quarter of 2009 in several of our markets, overall, we expect average 2009 cement prices to be flat or lower than cement prices in 2008.

Aggregates pricing in 2008 has increased moderately over 2007 levels.  Today, in most of our markets, we believe there is an adequate supply of aggregates.  Should demand for aggregates increase significantly, we could experience escalating prices or shortages of aggregates.  During the first nine months of 2008, we experienced higher diesel fuel surcharges from our cement and aggregates suppliers, including third-party haulers, due to increases in costs of diesel fuel.  The price of diesel fuel declined significantly in the fourth quarter of 2008, and fuel surcharges have been removed by the majority of our suppliers and third-party haulers.  Many of our aggregates suppliers have announced modest price increases effective January 1, 2009.  Certain aggregate suppliers have reduced their pricing in exchange for non-binding volume commitments in 2009.  However, on average we expect aggregate prices to be up modestly over 2008 aggregate prices.

Acquisitions

Since our inception in 1999, our growth strategy has contemplated acquisitions. The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved, can affect our operations and results.  We expect the rate of our acquisitions in 2009 to be significantly lower than prior years due to the global credit crisis, our limited available capital and ongoing recessionary conditions in the United States.  Our recent acquisitions are discussed briefly below.

Ready-Mixed Concrete and Concrete-Related Products Segment

New York Acquisitions.  In November 2008, we paid $2.5 million to acquire a ready-mixed concrete operation in Brooklyn, New York.  We used borrowings under our existing credit facility to fund the payment of the purchase price.  In August 2008, we paid $2.0 million to acquire a ready-mixed concrete operation in Mount Vernon, New York.  We used borrowings under our existing credit facility to fund the purchase price.  In January 2008, we acquired a ready-mixed concrete operation in Staten Island, New York.  The purchase price was approximately $1.8 million.

West Texas Acquisitions.  In June 2008, we acquired nine ready-mixed concrete plants, together with related real property, rolling stock and working capital, in our west Texas market for approximately $13.5 million.  In June 2007, we acquired two ready-mixed concrete plants, including real property and certain raw material inventories, in our west Texas market for approximately $3.6 million.

Superior Materials Joint Venture.  In April 2007, we formed a jointly owned company (Superior Materials Holdings, LLC) with the Edw. C. Levy Co., which operates in Michigan.  Under the contribution agreement, we contributed substantially all of our ready-mixed concrete and concrete-related products assets, except our quarry assets and working capital, in Michigan, in exchange for a 60% ownership interest, while the Edw. C. Levy Co. contributed its Michigan ready-mixed concrete and related concrete products assets, its 24,000-ton cement terminal and $1.0 million for a 40% ownership interest.

Precast Concrete Products Segment

Pomeroy Precast.  In August 2008, we paid $2.5 million to acquire a precast operation to augment our existing precast operations in San Diego, California.  We used borrowings under our existing credit facility to fund the payment of the purchase price.

Architectural Precast, LLC (“API”).  In October 2007, we acquired the operating assets, including working capital and real property, of API, a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the Mid-Atlantic region, for approximately $14.5 million plus a $1.5 million contingent payment based on the future earnings of API.  For the quarter ended September 30, 2008, API attained 50% of its established earnings target, and we made an additional $750,000 payment, reduced for certain uncollected pre-acquisition customer receivables, to the sellers in the first quarter of 2009 in partial satisfaction of our contingent payment obligation.

Divestitures

In the fourth quarter of 2007, we began to implement our strategy of exiting markets that do not meet our performance and return criteria or fit our long-term strategic objectives.  We sold our Knoxville, Tennessee and Wyoming, Delaware operations in November 2007 for $16.5 million, plus certain adjustments for working capital.  In addition, we sold our Memphis, Tennessee operations for $7.2 million, plus the payment for certain inventory on hand at closing, on January 31, 2008 (see Note 3 to our Consolidated Financial Statements included in this report).  These operations have been aggregated and presented in our accompanying Consolidated Financial Statements as “discontinued operations.”

Risks and Uncertainties

 Numerous factors could affect our future operating results, including those discussed under the heading “Risk Factors” in Item 1A of Part I of this report and the following factors:

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

During the second half of 2007, we began a process to select a new enterprise resource planning solution to provide for enhanced control, business efficiency and effectiveness, more timely and consistent reporting of both operational and financial data, and provide a platform to more adequately support our long-term growth plans.  In the fourth quarter of 2007, a plan of implementation was approved which included a phased implementation across our regions, which has been substantially completed.  Delays or system problems or failures related to the finalization of this implementation could adversely affect our financial reporting.

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

Tax Liabilities. We are subject to federal, state and local income taxes applicable to corporations generally, as well as nonincome-based taxes. Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of business, we make calculations in which the ultimate tax determination is uncertain. We are also, from time to time, under audit by state and local tax authorities. Although we can provide no assurance that the final determination of our tax liabilities will not differ from what our historical income tax provisions and accruals reflect, we believe our tax estimates are reasonable.

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

Allowance for Doubtful Accounts

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables and provide for estimated losses on accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance, and accounts receivable that we write off our books decrease the allowance. We determine the amount of bad debt expense we record each period and assess the resulting adequacy of the allowance at the end of each period by using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our bad debt exposure. Our allowance for doubtful accounts was $3.3 million as of December 31, 2008 and $3.1 million as of December 31, 2007.

Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets.  The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We currently have seven reporting units.  Reporting units are organized based on our two product segments ((1) ready-mix concrete and concrete related products and (2) precast concrete products) and geographic regions.

In 2008, macro economic factors including the unprecedented and continuing credit crisis, the U.S. recession, the escalating unemployment rate and the severe downturn in the U.S. construction markets, had a significant impact on the valuation metrics used in determining the long-term value of our reporting units.  In particular, the cost of capital has increased substantially, while the availability of funds from capital markets has diminished significantly.  Lack of available capital also impacts our end-use customers by causing project delays or cancellations, thereby impacting our revenue and growth assumptions.  The continued downturn in residential construction has expanded into the commercial and public works sectors of our revenue base.  The higher cost of capital combined with a negative outlook for product sales growth in all of our regions has resulted in lower sales volumes and more competition for construction projects, thereby reducing expected future cash flows.  The October 2008 cement consumption forecast for 2009 through 2013 indicated further deterioration in cement consumption.  In light of this, coupled with the slowdown in construction activity, persistently challenging interest rates and credit environments and our depressed stock price in October 2008, we recorded an impairment charge in the fourth quarter of 2008.  These specific negative factors, combined with (i) lower enterprise values resulting from lower multiples of sales and EBITDA comparables, and (ii) the lack of recent third party transactions due to depressed macro economic conditions, resulted in a goodwill impairment expense of $135.3 million for 2008.

In 2007, we recorded goodwill impairments of $81.9 million relating to our Michigan, South Central and our Northern California Precast reporting units.  Our Michigan reporting unit’s economic outlook continued to soften at greater levels throughout 2007, resulting in lower projected cash flow.  Our South Central reporting unit’s outlook deteriorated, resulting in lower projected cash flow and continued competitive pressures and limited our future profitability expectations.  Our Northern California Precast reporting unit was significantly impacted by the continued slowdown in residential housing construction, which impacted our projected future cash flows. These specific negative factors in the above mentioned reporting units, combined with lower enterprise values and sales transaction values for participants in our industry, resulted in the goodwill impairment expense.

In 2006, we recorded a $38.8 million goodwill impairment associated with our Michigan operations, which resulted from the continued slowdown and negative economic outlook regarding construction activities for the Michigan region throughout 2006.  This negative outlook resulted in lower selling volumes, lower product pricing and more competition for construction projects, thereby reducing our outlook for expected future cash flows.  Specifically, the downturn in the U.S. automotive manufacturing industry, primarily based in the greater Detroit market, combined with the slowdown in residential, commercial and public works projects resulted in lower sales volumes and product selling price pressures in an already highly competitive ready-mixed concrete market.  These changes resulted in a significantly lower estimated fair value.

Our fair value analysis is supported by a weighting of three generally accepted valuation approaches.

These valuation methods include the following:

•	Income Approach - discounted cash flows of future benefit streams;
•	Market Approach - public comparable company multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”); and
•	Market Approach - multiples generated from recent transactions comparable in size, nature and industry.

These approaches include numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting units operations in the future, and are, therefore uncertain.  These approaches are utilized to develop a range of fair values and a weighted average of these approaches is utilized to determine the best fair value estimate within that range.

Income Approach - Discounted Cash Flows.  This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next 15 years and the present residual value of the reporting unit.  We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, product pricing, sales volumes, costs and expenses and capital expenditures.  These assumptions vary by each reporting unit depending on regional market conditions, including competitive position, degree of vertical integration, supply and demand for raw materials and other industry conditions.  The discount rate used in the Income Approach, specifically, the weighted average cost of capital, used in our analysis for 2008, 2007 and 2006 was 14.0%, 8.9% and 11.0%, respectively.  Our increased cost of capital assumption for 2008 reflects the current credit crisis which negatively affects the ability to borrow cost effectively.  The revenue compounded annual growth rates used in the Income Approach for 2008, 2007 and 2006 varied from -0.1% to 3.6%, depending on the reporting unit and the year.  Our EBITDA margins derived from these underlying assumptions varied between approximately 4% and 21% for 2006 and 3% to 20% for 2007, depending on the reporting unit.  For 2008, our EBITDA margins varied between approximately 3% and 22%, depending on the reporting unit.

Market Approach - Multiples of Sales and EBITDA.  This valuation approach utilizes publicly traded construction materials companies’ enterprise values, as compared to their recent sales and EBITDA information.  For 2008, we used an average sales multiple of 0.48 times and an average EBITDA multiple of 5.29 times in determining this market approach metric.  For 2007, we used an average sales multiple of 0.57 times and an average EBITDA multiple of 5.90 times.  For 2006, we used an average sales multiple of 1.03 times and an average EBITDA multiple of 6.90 times.  These multiples are used as a valuation metric to our most recent financial performance.  We use sales as an indicator of demand for our products/services and EBITDA because it is a widely used key indicator of the cash generating capacity of construction material companies.

Market Approach - Comparisons of Recent Transactions.  This valuation approach uses publicly available information regarding recent third-party sales transactions in our industry to derive a valuation metric of the target’s respective enterprise values over their EBITDA amounts.  For 2008, we did not weigh this market approach because current economic conditions yielded no recent transactions to derive an appropriate valuation metric.  For 2007 and 2006, we utilized an average third-party sales transaction multiple of 6.60 and 7.54 times EBITDA, respectively, for this market-approach metric.  We utilize this valuation metric with each of our reporting units’ most recent financial performance to derive a “what if” sales transaction comparable, fair-value estimate.

We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for the construction materials industry and widely accepted by investors.  The estimated fair value of each reporting unit would change if our weighting assumptions under the three valuation approaches were materially modified.  For the year ended December 31, 2008, we weighted the Income Approach 45% and the Market Approaches multiples of sales and EBITDA 55%.  No weighting was used in 2008 for the Market Approach – Recent Transactions as described above.  In 2008, we placed a higher emphasis and weighting on the Market Approach - Multiples of Sales and EBITDA approach than used in the prior years to reflect fair value in current market conditions.  This change in weighting in our view is a better representation of fair value and reflects our consideration of macro-economic factors affecting our industry, uncertainty of future economic conditions and their impact on expected cash flows in each of our reporting units.  For the year ended December 31, 2007, we weighted all three valuation approaches equally to determine an estimated fair value of each reporting unit.  For the year ended December 31, 2006, we weighted the Income Approach 60% and the two Market Approaches 20% each, respectively.

Detailed below is a table of key underlying assumptions for all reporting units utilized in the fair value estimate calculation for the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

	2008	2007	2006
Income Approach - Discounted Cash Flows
Revenue Growth Rates	(0.1%) to 3.0%	(0.1)% to 2.2%	1.1% to 3.6%
Weighted Average Cost of Capital	14.0%	8.9%	11.0%
Terminal Value Rate	3.0%	3.0%	7.7X
EBITDA Margin Rate	3% to 22%	3% to 20%	4% to 21%
Market Approach - Multiples of Sales & EBITDA
Sales Multiples Used	0.48	0.57	1.03
EBITDA Multiples Used	5.29	5.90	6.90
Market Approach - Comparison of Recent Transactions
EBITDA Multiples Used	N/A	6.60	7.54

In our Income Approach calculations in 2008 and 2007, we used the Gordon Growth Model which takes into account the value of the business as a going concern using a long-term sustainable growth rate.  In our Income Approach calculations for 2006, we used the EBITDA Multiples Model to determine the terminal value.  This is a change from 2006 where we used exit multiples for our terminal value calculations.  Given the macro-economic changes and difficulty in estimating exit multiples that might change over time, it is our view that a Gordon Growth Model is a better indicator of the long-term value of each of our reporting units.

Our valuation model utilizes assumptions which represent our best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as to an alternative weighting of valuation methods which would result in a potentially higher or lower goodwill impairment expense.  Specifically, a continued decline in our ready-mixed concrete volumes and corresponding revenues and lower precast product revenues declining at rates greater than our expectations may lead to additional goodwill impairment charges, especially to the reporting units whose carrying values closely approximate their estimated fair values.  Furthermore, a continued decline in publicly traded construction materials enterprise values, including lower operating margins and lower multiples used in third-party sales transactions and continued global-financial credit conditions may also lead to additional goodwill impairment charges.  The reporting units whose estimated fair values closely approximate their carrying values are our South Central Region, our Northern California Region, and our Atlantic Precast Region.  The remaining four reporting units do not have goodwill reflected as an asset on their balance sheets, as we have fully impaired the assets in 2008 and prior years.

The table below details the reporting units whose estimated fair values approximate their carrying values, including the amount of goodwill allocated to such reporting units as of December 31, 2008.

Reporting Unit	Carrying Value	Estimated Fair Value	Goodwill Allocated
	(in millions)
South Central Region	$137.1	$137.1	$4.0
Atlantic Precast Region	16.4	18.9	10.1
Northern California Region	97.9	97.9	45.1

We can provide no assurance that future goodwill impairments will not occur. Our goodwill balance was $59.2 million as of December 31, 2008, $185.0 million at December 31, 2007 and $251.5 million at December 31, 2006.  See Note 2 to our Consolidated Financial Statements included in this report for additional information about our goodwill.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  From 2005 forward, we believe our workers’ compensation, automobile and general liability per occurrence retentions were consistent with industry practices, although there are variations among our business units.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $12.6 million as of December 31, 2008, compared to $12.3 million as of December 31, 2007, which is currently classified in accrued liabilities.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes. We believe our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future income tax benefits.  In cases where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, we provide for a valuation allowance.

We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Based on the assessment, we recorded a valuation allowance of $0.2 million at December 31, 2008 and no valuation allowance at December 31, 2007.  In determining the valuation allowance in 2008, we used such factors as (i) we generated federal taxable income in 2006 and 2007, (ii) we have significant deferred tax liabilities that we generally expect to reverse in the same period and jurisdiction and is on the same character as the temporary differences, giving rise to our deferred tax assets and (iii) we have certain tax contingencies under Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which, should they materialize, would be offset by our net operating loss generated in 2008.  We provided a valuation allowance in 2008 related to certain state income tax attributes we did not believe we could utilize within the state tax carryforward periods.

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

Results of Operations

The following table sets forth selected historical statement of operations information and that information as a percentage of total revenue for the years indicated.

	Year Ended December 31
	2008		2007		2006
	(amounts in thousands, except selling prices)
Revenue:
Ready-mixed concrete and concrete-related products	$702,525	93.1	$745,384	92.7	$655,724	90.0
Precast concrete products	68,082	9.0	73,300	9.1	80,915	11.1
Inter-segment revenue	(16,309)	(2.1)	(14,881)	(1.8)	(8,129)	(1.1)
Total revenue	$754,298	100%	$803,803	100%	$728,510	100%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$586,088	77.7	$608,043	75.6	$534,571	73.4
Precast concrete products	53,360	7.1	55,589	6.9	59,589	8.2
Goodwill and other asset impairments	135,631	18.0	82,242	10.2	38,948	5.3
Selling, general and administrative expenses	79,768	10.6	69,669	8.7	61,397	8.4
Depreciation, depletion and amortization	29,902	3.9	28,882	3.6	20,141	2.9
Income (loss) from operations	(130,451)	(17.3)	(40,622)	(5.0)	13,864	1.9
Interest expense, net	27,056	3.6	27,978	3.5	21,588	2.9
Other income, net	1,984	0.3	3,587	0.4	1,769	0.2
Loss before income tax provision (benefit) and minority interest	(155,523)	(20.6)	(65,013)	(8.1)	(5,955)	(0.8)
Income tax provision (benefit)	(19,601)	(2.6)	48	0.0	1,348	0.2
Minority interest in consolidated subsidiary	(3,625)	(0.5)	(1,301)	(0.2)	—	—
Loss from continuing operations	(132,297)	(17.5)	(63,760)	(7.9)	(7,303)	(1.0)
Loss from discontinued operations, net of tax	(149)	(0.1)	(5,241)	(0.7)	(787)	(0.1)
Net loss	$(132,446)	(17.6)%	$(69,001)	(8.6)%	$(8,090)	(1.1)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$94.22		$91.70		$88.23
Sales volume in cubic yards	6,517		7,176		6,679

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	$842.0		$605.8		$594.9
Ready-mixed concrete used in production in cubic yards	81		121		136

 Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue.

Ready-mixed concrete and concrete-related products. Sales of ready-mixed concrete and concrete-related products decreased $42.9 million, or 5.8%, from $745.4 million in 2007 to $702.5 million in 2008.  Our ready-mixed sales volume for 2008 was approximately 6.5 million cubic yards, down 9.2% from the 7.2 million cubic yards of concrete we sold in 2007.  Excluding the volumes associated with acquired operations, on a same-plant-sales basis, our 2008 ready-mixed volumes were down approximately 12.1% from 2007.  The decline reflected the continuing downturn in residential home construction activity that began in the second half of 2006 in all our markets and the downturn in commercial construction and public works spending due to the ongoing credit crisis and the economic recession in the United States.  Partially offsetting the effects of lower sales volumes was the approximate 2.7% rise in the average sales price per cubic yard of ready-mixed concrete during 2008, as compared to 2007.

Precast concrete products.  Sales in our precast concrete products segment were down $5.2 million, or 7.1%, from $73.3 million in 2007 to $68.1 million in 2008.  This decrease reflected a $20.0 million, or 36.0%, drop in revenue resulting from the downturn in residential construction in our northern California and Phoenix, Arizona markets.  We continued the process of refocusing our product lines and streamlining our operations in these markets to better serve existing demand and penetrate additional end-use markets.  Such streamlining resulted in the closure of one northern California facility at a cost of $.7 million. This decrease was partially offset by higher revenue in 2008 from the acquisition of API completed in October 2007. The mix of product sales from this unit resulted in a higher average selling price for our precast group in 2008.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment decreased $22.0 million, or 3.6%, from $608.0 million in 2007 to $586.1 million in 2008.  The decrease was primarily associated with lower sales volume and higher delivery costs primarily related to higher diesel fuel prices.  Cost of goods sold before depreciation, depletion and amortization, as a percentage of ready-mixed concrete and concrete-related product sales of 83.4% for 2008 was higher as compared to the 2007 periods, reflecting higher raw material and fuel costs, higher per unit delivery costs, partially offset by higher average selling prices.

Precast concrete products. The reduction in cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment of $2.2 million, or 4.0%, from $55.6 million in 2007 to $53.4 million in 2008, was primarily related to a reduction in the volume of ready-mixed concrete used in production, which is reflective of the declining residential construction market that has been impacting our northern California and Phoenix, Arizona precast markets.  As a percentage of precast concrete revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose from 75.8% in 2007 to 78.4% in 2008 reflecting decreased efficiency in our plant operations in California and Phoenix, Arizona, resulting from lower demand for our primarily residential product offerings in these markets.

Goodwill and other asset impairments  Goodwill impairment expense was $135.3 million in 2008 compared to $81.9 million in 2007.  In 2008, macro-economic factors including the unprecedented and continuing credit crisis, the U.S. recession, the escalating unemployment rate and specifically the severe downturn in the U.S. construction markets, had a significant impact on the valuation metrics used in determining the long-term value of our reporting units.  In particular, the cost of capital increased substantially, while the availability of funds from capital markets diminished significantly.  Lack of available capital also impacted our end-use customers by creating project delays or cancellations, thereby impacting our revenue and growth assumptions.  The continued downturn in residential construction expanded into the commercial sector and public works sector of our revenue base.  The higher cost of capital combined with a negative outlook for product sales growth in all of our regions resulted in lower sales volumes and more competition for construction projects, thereby reducing expected future cash flows.  These specific negative factors, combined with (i) lower enterprise values resulting from lower multiples of sales and EBITDA comparables, and (ii) the lack of recent third-party transactions due to depressed macro economic conditions, resulted in the $135.3 million goodwill impairment expense for 2008.  Specifically, we recorded goodwill impairment expense in five of our six reporting units that reflected goodwill as an asset on their balance sheet, and fully wrote off goodwill in our Atlantic Region reporting unit, our Northern California Precast reporting unit and our Southwest Precast reporting units.  We substantially impaired our goodwill in our South Central reporting unit from $58.4 million at the end of 2007 to only $4.0 million of goodwill remaining as an asset at December 31, 2008.  Our remaining goodwill as of December 31, 2008, primarily relates to our Northern California ready-mixed concrete reporting unit and our Atlantic Precast reporting unit.  We have reduced our workforce, our fleet size and our overhead costs and have temporarily idled certain plants in each of our reporting units in light of these economic conditions.

In 2007, we recorded an aggregate goodwill impairment expense of $81.9 million relating to our Michigan, South Central and our Northern California Precast reporting units.  Specifically, we recorded a $4.9 million goodwill impairment expense related to our Michigan reporting unit resulting in no remaining goodwill allocated to this region on our balance sheet as of December 31, 2007.  The Michigan reporting unit’s economic outlook continued to soften at greater levels throughout 2007, resulting in lower projected cash flows and a lower resulting estimated fair value.  Our forecasted annual revenue growth rate declined from 3.6% in 2006 to 2.2% in 2007 and our forecasted EBITDA margin declined approximately 200 basis points per year in our projected outlook period.  We expect our Michigan reporting unit to continue to operate at depressed operating levels due to these economic conditions for the next several years.  We have reduced our workforce, our fleet size and our overhead costs in light of these economic conditions.

Regarding our South Central reporting unit, we recorded $67.7 million in goodwill impairment expense in 2007.  Our South Central reporting unit’s outlook deteriorated primarily in the Dallas / Fort Worth metroplex during 2007, resulting in lower projected cash flow and continued competitive pressures and limiting our future profitability expectations, primarily product pricing improvements.  Specifically, residential housing, our primary end-use market in the Dallas / Ft. Worth market, declined at greater rates than originally expected.  The Dallas / Ft. Worth market is highly competitive and with a declining sales volume environment, it was increasingly difficult to improve product selling prices and operating margins significantly.  On a same-plant-sales basis, ready-mixed volumes declined 21.9% in 2007 as compared to 2006, resulting in significantly lower profitability and cash flow.  The culmination of these factors, including our outlook in other end-use markets (commercial and public works), led to a significantly lower sales volumes, lower expected product pricing and lower expected profits and, thus, a lower estimated fair value.  The events reduced our assumptions, with EBITDA margins declining to between 100 and 360 basis points over the outlook period.  We expect our South Central reporting unit to generate positive earnings and operating cash flow, albeit at reduced operating levels than previously expected.  We have reduced our workforce, our fleet size and our overhead costs in light of these economic conditions.

Regarding our Northern California Precast reporting unit, we recorded a $9.1 million goodwill impairment expense in 2007. Our Northern California Precast reporting unit was significantly impacted by the continued slowdown in residential housing construction, which impacted our projected future cash flows.  Specifically, the end-use market in this region is almost exclusively tied to the residential housing market.  Residential housing declined steeply in northern California throughout 2007 and resulted in a decrease in revenue of 16.4% compared to 2006 and a decrease in operating profits of 70.2% in 2007 compared to 2006.  The culmination of these factors, including our current inability to penetrate other end-use markets, primarily, the commercial sector, led to a significantly lower estimated fair value.  These events reduced our assumptions, with EBITDA margins declining over 500 basis points annually over the outlook period.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $10.1 million, or 14.5%, from $69.7 million in 2007 to $79.8 million in 2008.  As a percentage of revenue, selling, general and administrative expenses increased from 8.7% in 2007 to 10.6% in 2008.  Selling, general and administrative expenses were higher in 2008, as compared to 2007, primarily due to higher compensation costs, including personnel costs and other administrative expenses from acquired businesses,  increased incentive compensation costs, higher professional fees (primarily associated with the implementation of an enterprise resource planning system) and higher litigation accruals.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased $1.0 million, or 3.5%, from $28.9 million in 2007 to $29.9 million in 2008.  The increase was attributable primarily to acquisitions and higher depreciation expense related to our new information system technology system, which was placed in service during 2008.

Interest expense, net.  Interest expense decreased $1.0 million, or 3.7%, from $28.1 million in 2007 to $27.1 million in 2008.  The decrease was attributable primarily to lower borrowings during 2008 under our senior secured credit facility.

Minority interest in consolidated subsidiary.  Minority interest of $(3.6) million and $(1.3) million recorded in 2008 and 2007, respectively, related to the allocable share of net loss from our Michigan joint venture to our minority partner.  The Michigan joint venture was formed on April 1, 2007.  The increase in minority interest losses in 2008, as compared to 2007, related to increased losses from our Michigan operations due to the continued slowdown in economic construction activity, resulting in lower sales volumes and increased losses from that business unit.

Income tax provision (benefit).  We recorded a benefit for income taxes of $19.6 million in 2008 and a provision for income taxes of $0.1 million in 2007.  Our estimated annualized effective tax rate was 12.6% for the full year ended December 31, 2008 and nil for the full year ended December 31, 2007.  The effective income tax rate for 2008 and 2007 was lower than the federal statutory rate, primarily due to nondeductible goodwill associated with our goodwill impairments in the fourth quarters of 2008 and 2007, respectively, state income tax expense, the impact of minority interest from our consolidated subsidiary and the recording of a valuation allowance related to certain state tax attributes we did not believe met the realization criteria.

Loss from discontinued operations.  In the fourth quarter of 2007, we decided to dispose of three operations.  We sold two of those operations prior to December 31, 2007.  In January 2008, we sold the remaining operation.  Our 2007 results of operations reflected the unit sold in 2008, along with the two operations which were sold prior to year-end 2007, as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In 2008, we reported a loss of $0.1 million, net of income taxes, in discontinued operations.  In 2007, the discontinued operations generated a pretax loss of approximately $9.1 million and a corresponding tax benefit of $3.9 million.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue.

Ready-mixed concrete and concrete-related products. Sales of ready-mixed concrete and concrete-related products increased $89.7 million, or 13.7%, from $655.7 million in 2006 to $745.4 million in 2007.  Our ready-mixed sales volume for 2007 was approximately 7.2 million cubic yards, up 7.4% from the 6.7 million cubic yards of concrete we sold in 2006.  Excluding the volumes associated with acquired operations, on a same-plant-sales basis, our 2007 ready-mixed volumes were down approximately 14.9% from 2006.  The decline reflects the continuing downturn in residential home construction activity that began in the second half of 2006 in all of our markets and the impact of adverse weather conditions during the spring and summer seasons, especially in our north and west Texas markets.  Offsetting the effects of lower sales volumes was the approximate 3.9% rise in the average sales price per cubic yard of ready-mixed concrete during 2007, as compared to 2006, and increased sales of aggregates (including those from the aggregate operations we acquired in the fourth quarter of 2006).

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

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment increased $73.4 million, or 13.7%, from $534.6 million in 2006 to $608.0 million in 2007. The increase was primarily associated with higher sales volume, higher delivery costs and moderately higher raw materials costs in 2007.  Cost of goods sold before depreciation, depletion and amortization, as a percentage of ready-mixed concrete and concrete-related product revenue of 81.6% for 2007 was flat as compared to the 2006 periods, reflecting our ability in 2007 to maintain our margins in a period of rising raw materials, labor and fuel costs.

Precast concrete products. The reduction in cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment of $4.0 million, or 6.7%, from $59.6 million in 2006 to $55.6 million in 2007, was primarily related to the 12.0% reduction in the volume of ready-mixed concrete used in production, which is reflective of the declining residential construction arket that has been impacting our California and Phoenix, Arizona precast markets since the second half of 2006.  As a percentage of precast concrete revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose from 73.6% in 2006 to 75.8% in 2007,  reflecting decreased efficiency in our plant operations in California and Phoenix, Arizona, resulting from lower demand for our primarily residential product offerings in these markets.

Goodwill and other asset impairments.  As described above, in 2007, we recorded an aggregate goodwill impairment expense of $81.9 million relating to our Michigan, South Central and our Northern California Precast reporting units.  In 2006, we recorded a $38.8 million goodwill impairment associated with our Michigan reporting unit, which resulted from a slowdown and negative economic outlook regarding construction activities for the Michigan reporting unit throughout 2006.  This negative outlook resulted in lower selling volumes, lower product pricing and more competition for construction projects, thereby reducing our outlook for expected future cash flows.  Specifically, the downturn in the U.S. automotive manufacturing industry, primarily based in the greater Detroit market, combined with the slowdown in residential, commercial and public works projects resulted in lower sales volumes and product selling price pressures in an already highly competitive ready-mixed concrete market.  In 2006, our sales volumes on a same-plant-sales basis declined 12%, as compared to 2005, and our EBITDA margin declined 185 basis points.  These events were factored into our long-term outlook for the Michigan reporting unit within our valuation model, reducing our assumptions for forecasted annual revenue growth rates from 4.1% in 2005 to 3.6% in 2006 and reducing our assumptions for EBITDA margins between approximately 200 and 400 basis points over the outlook period.  These changes resulted in a significantly lower estimated fair value.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $8.3 million, or 13.5%, from $61.4 million in 2006 to $69.7 million in 2007.  As a percentage of revenue, selling, general and administrative expenses increased from 8.4% in 2006 to 8.7% in 2007.  Selling, general and administrative expenses were higher in 2007, as compared to 2006, primarily due to higher compensation costs, including personnel costs and other administrative expenses from acquired businesses, professional fees and the effect of an initiative in the fourth quarter to implement an enterprise resource planning system.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense increased $8.8 million, or 43.4%, from $20.1 million in 2006 to $28.9 million in 2007.  The increase was attributable primarily to the two acquisitions, and the formation of our 60%-owned Michigan subsidiary completed in 2007 and higher capital expenditures in 2006.  Also contributing to this increase has been the decision we made in late 2005 to discontinue our practice of leasing a portion of our annual rolling stock requirements.  See “– Liquidity and Capital Resources – Future Capital Requirements” for additional discussion of this leasing activity.

Interest expense, net.  Interest expense increased $4.9 million, or 21.1%, from $23.2 million in 2006 to $28.1 million in 2007.  The increase in interest expense in 2007, as compared to 2006, was attributable primarily to our additional senior subordinated notes offering in July 2006, and additional borrowings during 2007 under our senior secured credit facility to fund our acquisition program.  Interest income (as a component of Interest expense, net) decreased $1.5 million from $1.6 million in 2006 to $0.1 million in 2007, due to higher average cash balances in 2006 as compared to 2007, primarily in the first half of the year, resulting from our common stock issuance in February 2006.

Income tax provision.  We recorded a provision for income taxes of less than $0.1 million in 2007 and a provision for income taxes of $1.3 million in 2006.  Our estimated annualized effective tax rate was nil for the full year ended December 31, 2007 and a negative rate of (22.6%) for the full year ended December 31, 2006.  The effective income tax rate for 2007 was lower than the federal statutory rate primarily due to nondeductible goodwill associated with our goodwill impairment in the fourth quarter of 2007, state income taxes, the impact of minority interest from our consolidated subsidiary and settlement of certain tax contingencies.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal working capital requirements, purchasing property and equipment, acquiring new businesses under our acquisition program and paying cash interest expense under our 8⅜% senior subordinated notes due in April 2014 and cash interest expense on borrowings under our senior secured revolving credit facility that is scheduled to expire in March 2011.  In addition to cash and cash equivalents of $5.3 million at December 31, 2008 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity.  At December 31, 2008, we had $91.1 million of available credit, net of outstanding revolving credit borrowings of $11.0 million and outstanding letters of credit of $11.6 million. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods and the cash interest payment on our senior subordinated notes on April 1 and October 1 of each year. Generally, in the fourth quarter of each year, our working capital borrowings decline and are at their lowest annual levels in the first quarter of the following year. Current market conditions have limited the availability of new sources of financing and capital which will clearly have an impact on our ability to obtain financing for our acquisition program and developmental capital.

The principal factors that could adversely affect the amount of and availability of our internally generated funds include:

▪	any deterioration of revenue because of weakness in the markets in which we operate;

▪	any decline in gross margins due to shifts in our project mix or increases in the cost of our raw materials;

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

The principal factors that could adversely affect our ability to obtain cash from external sources include:

▪
covenants contained in the Credit Agreement governing our senior revolving credit facility and the indenture governing our 8⅜% senior subordinated notes, specifically the Credit Agreement limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million, or 5%, of consolidated revenues in the prior 12 months, and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million.  Under our indenture governing our 8⅜% Senior Subordinated Notes, the restrictions include our ability to incur additional debt primarily limited to the greater of (1) borrowings available under the Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense.  Based on our December 31, 2008 balance sheet, generally this restriction limits our borrowing availability to approximately $30.0 million, in addition to our borrowings available under our existing Credit Agreement;

•
volatility in the markets for corporate debt and any additional market instability, unavailability of credit or inability to access the capital markets which may result from the effect of the global financial crisis; and

▪	fluctuations in the market price of our common stock or 8⅜% senior subordinated notes.

The following key financial measurements reflect our financial position and capital resources as of December 31, 2008, 2007 and 2006 (dollars in thousands):

	2008	2007	2006
Cash and cash equivalents	$5,323	$14,850	$8,804
Working capital	$63,484	$88,129	$82,897
Total debt	$305,988	$298,500	$303,292
Available credit [1]	$91,100	$112,600	$82,400
Debt as a percent of capital employed	81.2%	59.3%	53.0%

1) Based on eligible borrowing base, net of outstanding letters of credit and borrowings outstanding under our senior secured revolving credit facility.

Our cash and cash equivalents consist of highly liquid investments in deposits and money market funds we hold at major financial institutions.

The allowance for doubtful accounts in 2008 of $3.1 million was consistent with 2007.  As a percentage of total accounts receivable, the allowance was 2.9% in 2007 and 3.0% in 2008.  We cannot predict the impact of the current credit crisis and U.S. recession on the ability of our customers to pay in future periods.

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.  The Credit Agreement, as amended to date, provides us with a revolving credit facility of up to $150 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011.  At December 31, 2008, we had borrowings of $11.0 million under this facility at the lower of an annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate of 3.25% plus 0.25%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.  The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the senior secured credit facility.  A material adverse change is defined as a material adverse change in any of (a) the condition (financial or otherwise), business, performance, prospects, operations or properties of the Borrower and its Subsidiaries, taken as a whole, (b) the ability of the Borrower and the Guarantors, taken as a whole, to perform their respective obligations under the Loan Documents or (c) the rights and remedies of the Administrative Agent, the Lenders or the issuers to enforce the Loan Documents..  At December 31, 2008, the amount of the available credit was approximately $91.1 million, net of outstanding revolving credit borrowings of $11.0 million and outstanding letters of credit of approximately $11.6 million.

Our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries, without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding our 60%-owned Michigan subsidiary, most of the assets of the aggregates quarry in northern New Jersey and other real estate owned by us or our subsidiaries.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million, or 5%, of consolidated revenues in the prior 12 months, and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change of control events would constitute events of default.  As of December 31, 2008, we were in compliance with our financial covenants under the Credit Agreement.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million principal amount of 8⅜% senior subordinated notes due April 1, 2014.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility.  In July 2006, we issued $85 million principal amount of additional 8⅜% senior subordinated notes due April 1, 2014, to fund a portion of the purchase price for the acquisition of Alberta Investments and Alliance Haulers.

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

As a result of restrictions contained in the indenture relating to the 8⅜% senior subordinated notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under the Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense.  Based on our December 31, 2008 balance sheet, generally this restriction limits our borrowing availability to approximately $30.0 million, in addition to our borrowings available under our existing Credit Agreement

We made interest payments of approximately $25.5 million in 2008 and $26.7 million in 2007, primarily associated with our senior subordinated notes.

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement that provides for a revolving credit facility.  The credit agreement, as amended to date, allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of December 31, 2008, there were $5.1 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $5.6 million.  Letters of credit outstanding at December 31, 2008 were $1.8 million which reduces the amount available under the credit facility.

Currently, borrowings have an annual interest rate, at Superior Materials Holdings LLC’s option, of either, LIBOR plus 4.25% or prime rate plus 2.00%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior Materials Holdings, LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  During the trailing twelve months ended December 31, 2008, the credit agreement required a threshold EBITDA of $(3.3) million.  Superior Materials Holdings, LLC reported $(2.8) million of EBITDA, as defined.  As of December 31, 2008, Superior Materials Holdings, LLC was in compliance with its financial covenants under the credit agreement.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior Materials Holdings, LLC credit agreement. However, in connection with the recent amendment of the revolving credit facility, Superior Materials Holdings, LLC’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy’s credit agreement would constitute an event of default.  Furthermore, U.S. Concrete agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior Materials Holdings, LLC.  No additional capital contribution was required under that agreement for the period ended December 31, 2008.  Based on Superior Materials Holding, LLC’s 2009 financial projections, U.S. Concrete and Edw. C. Levy expect to make capital contributions to Superior Materials Holding, LLC in 2009 pursuant to this credit agreement.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.  The estimated aggregate fair value of our 8⅜% senior subordinated notes at year-end was approximately $146.1 million in 2008 and $248.8 million in 2007.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies. Moody’s is currently evaluating their rating and outlook. Debt ratings and outlooks as of March 12, 2009 were as follows:

	Rating	Outlook
Moody’s
Senior subordinated notes	B3	Stable
LT corporate family rating	B2

Standard & Poor’s
Senior subordinated notes	CCC+	Negative
Corporate credit	B-

These debt ratings are not recommendations to buy, sell or hold our securities, and they may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.

Future Capital Requirements

For 2009, our capital expenditures are expected to be in the range of $10 million to $15 million, including maintenance capital, developmental capital, rolling stock mixer/barrel replacement, costs associated with our enterprise resource planning systems implementation and certain plant relocation costs.  In prior years, we leased a higher percentage of our mixer trucks and other rolling stock under operating leases due to lower long-term interest rates and our inability to recover the associated tax benefits in those years.  In 2007 and 2008, we purchased a greater percentage of this equipment, primarily as a result of our ability to recover the associated tax benefits.  Based on 2008 tax losses and expected 2009 tax losses, we may lease certain equipment in 2009, depending on terms and credit availability.

We anticipate that our existing cash balance of $5.3 million and our borrowing capacity of $91.1 million at December 31, 2008 under our credit arrangement and cash flow from operations will provide adequate liquidity for fiscal year 2009 to pay for all current obligations, including capital expenditures, debt service, lease obligations and working capital requirements.  There can be no assurance, however that we will be successful in obtaining sources of capital that will be sufficient to support our requirements over the long-term.

If the national and world-wide financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect us, including by adversely affecting the availability and cost of short-term funds for our liquidity requirements and our ability to meet long-term commitments, which in turn could adversely affect our results of operations, cash flows and financial condition.

We rely on our credit facility to fund short-term liquidity needs if internal funds are not available from our operations.  We also use letters of credit issued under our revolving credit facility to support our insurance policies in certain business units.  Disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facilities.  Our access to funds under our credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments.  Our banks may not be able to meet their funding commitments to us if such banks experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed in our operations.  Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.  Such measures could include deferring capital expenditures, as well as reducing or eliminating future share repurchases, bond repurchases or other discretionary uses of cash.

Many of our customers and suppliers also have exposure to risks that their businesses are adversely affected by the worldwide financial crisis and resulting potential disruptions in the capital and credit markets.  In the event that any of our significant customers or suppliers, or a significant number of smaller customers and suppliers, are adversely affected by these risks, we may face disruptions in supply, significant reductions in demand for our products and services, inability of our customers to pay invoices when due and other adverse effects that could negatively affect our financial conditions, results of operations or cash flows.

Cash Flow

Our consolidated cash flows for each of the past three years are presented below (in thousands):

	Year Ended December 31
	2008	2007	2006

Operating activities	$29,678	$44,338	$39,537
Investing activities	(39,516)	(34,084)	(230,679)
Financing activities	311	(4,208)	176,292
Net cash provided by (used in) operating, investing and financing activities	$(9,527)	$6,046	$(14,850)

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities of $29.7 million in the year ended December 31, 2008 decreased $14.7 million from the net cash provided in the year ended December 31, 2007.  The decrease was principally due to lower profitability in 2008, partially offset by improvement in working capital.  Net cash provided by operating activities of $44.3 million in the year ended December 31, 2007 increased $4.8 million from the net cash provided in the year ended December 31, 2006.  This increase was principally a result of higher receivable collections in 2007, use of working capital and certain liability payments associated with acquired businesses in 2006, which did not occur in 2007.

Our net cash used in investing activities of $39.5 million in the year ended December 31, 2008 increased $5.4 million from the net cash used in investing activities in the year ended December 31, 2007, primarily due to lower proceeds received from our disposition of certain business units in 2008 as compared with 2007, offset by $3.8 million lower capital expenditures, net of disposal proceeds in 2008.  Our net cash used in investing activities of $34.1 million in the year ended December 31, 2007 decreased $196.6 million from the net cash used in investing activities in the year ended December 31, 2006, primarily due to significantly fewer acquisitions and $11.2 million lower capital expenditures, net of proceeds, in 2007, offset slightly by the proceeds we received from our disposition of two business units near the end of 2007.

Our net cash provided in financing activities of $0.3 million increased $4.5 million from the net cash used by financing activities of $4.2 million in 2007.  The change was primarily attributable to an increase in borrowings under our revolving credit facility of $6.8 million in 2008 as compared to a reduction of borrowings under our revolving credit facility in 2007 of $5.0 million, partially offset by our use of $6.6 million in our share repurchase program.  Our cash and cash equivalents, which totaled $14.9 million at December 31, 2007, decreased to $5.3 million at December 31, 2008.  Our net cash used in financing activities of $4.2 million decreased $180.5 million from the net cash provided by financing activities of $176.3 million in 2006.  The change was primarily attributable to our 2006 issuances of common stock and senior subordinated notes.  Our cash and cash equivalents, which totaled $8.8 million at December 31, 2006, increased to $14.9 million at December 31, 2007.

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

Our historical net cash provided by operating activities and free cash flow is as follows (in thousands):

	Year Ended December 31
	2008	2007	2006
Net cash provided by operating activities	$29,678	$44,338	$39,537
Less: Purchases of properties and equipment, net of disposals of $4,403, $2,574 and $3,699	(23,380)	(27,145)	(38,232)
Free cash flow	$6,298	$17,193	$1,305

Acquisitions

In November 2008, we paid $2.5 million to acquire a ready-mixed concrete operation in Brooklyn, New York.  We used borrowings under our existing credit facility to fund the purchase price.

In August 2008, we paid $2.0 million to acquire a ready-mixed concrete operation in Mount Vernon, New York.  We used borrowings under our existing credit facility to fund the purchase price.

In August 2008, we paid $2.5 million to acquire a precast operation to augment our existing precast operations in San Diego, California.  We used borrowings under our existing credit facility to fund the purchase price.

In June 2008, we acquired nine ready-mixed concrete plants, together with related real property, rolling stock and working capital, in our west Texas market for approximately $13.5 million.  We used a combination of cash and borrowing under our existing credit facility to fund the purchase price.

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

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2008 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$305.6	$3.1	$18.5	$—	$284.0
Interest on debt (1)	131.2	23.9	47.7	47.7	11.9
Capital leases	0.4	0.3	0.1	—	—
Operating leases	37.4	9.0	12.7	9.3	6.4
Total	$474.6	$36.3	$79.0	$57.0	$302.3

(1)	Interest payments due under our 8⅜% senior subordinated notes.

The following are our commercial commitment expirations as of December 31, 2008 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$13.4	$6.8	$6.6	$—	$—
Purchase obligations	—	—	—	—	—
Performance bonds	32.3	31.5	0.8	—	—
Total	$45.7	$38.3	$7.4	$—	$—

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above:  accrued employment costs, income tax contingencies, minority interest, insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.  As of December 31, 2008, the total unrecognized tax benefit related to uncertain tax positions was $6.8 million.  We estimate that none of this will be paid within the next twelve months.

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock.  The Board modified the repurchase plan in October 2008 to slightly increase the aggregate number of shares authorized for repurchase.  The plan permitted the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws.  As of December 31, 2008, we had repurchased and subsequently cancelled 3,148,405 shares with an aggregate value of $6.6 million and completed the repurchase program.

Other

We periodically evaluate our liquidity requirements, alternative uses of capital, capital needs and availability of resources in view of, among other things, our dividend policy, our debt service and capital expenditure requirements and estimated future operating cash flows.  As a result of this process, in the past we have sought, and in the future we may seek, to reduce, refinance, repurchase or restructure indebtedness; raise additional capital; issue additional securities; repurchase shares of our common stock; modify our dividend policy; restructure ownership interests; sell interests in subsidiaries or other assets; or take a combination of such steps or other steps to manage our liquidity and capital resources.  In the normal course of our business, we may review opportunities for the acquisition, divestiture, joint venture or other business combinations in the ready-mixed concrete or related businesses.  In the event of any acquisition, business combinations or joint venture transaction, we may consider using available cash, issuing equity securities or increasing our indebtedness to the extent permitted by the agreements governing our existing debt.  See Note 9 to our Consolidated Financial Statements included in Item 8 of this report.

Inflation

Cement, aggregates and diesel fuel prices have generally risen faster than regional inflationary rates over the past three years.  The impact of these price increases was partially mitigated by price increases we have obtained for our products.  In 2007 and 2008, prices for our products increased at a rate similar to, or greater than, the rate of increase in our raw materials costs.  During 2007 and the first nine months of 2008, diesel fuel prices increased at rates greater than the price increases we obtained for our products which negatively impacted our profitability.  During the fourth quarter of 2008, diesel fuel prices declined substantially.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio.  All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value.  Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values.  At December 31, 2008 and 2007, we were not a party to any derivative financial instruments.

The indebtedness evidenced by our 8⅜% senior subordinated notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes.  The fair value of that debt will vary as interest rates change.

Borrowings under our Credit Agreement and our Superior Materials Holdings, LLC separate credit agreement expose us to certain market risks.  Interest on amounts drawn under the credit facilities varies based on either, the prime rate or one-, two-, three- or six-month Eurodollar rates.  Based on the $16.1 million outstanding under these facilities as of December 31, 2008, a one percent change in the applicable rate would not materially change the amount of interest expense for 2008.

We purchase commodities, such as cement, aggregates and diesel fuel, at market prices and do not currently use financial instruments to hedge commodity prices.

Our operations are subject to factors affecting the overall strength of the U.S. economy and economic conditions impacting financial institutions, including the level of interest rates, availability of funds for construction, and the level of general construction activity.  A significant decrease in the level of general construction activity in any of our market areas may have a material adverse effect on our consolidated revenues and earnings.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries (the "Company") at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A of this Form 10-K.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, TX
March 12, 2009

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts)

	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,323	$14,850
Trade accounts receivable, net	100,269	102,612
Inventories	32,768	32,557
Deferred income taxes	11,576	10,937
Prepaid expenses	3,519	5,256
Other current assets	13,801	11,387
Assets held for sale	—	7,273
Total current assets	167,256	184,872
Property, plant and equipment, net	272,769	267,010
Goodwill	59,197	184,999
Other assets	8,588	10,375
Total assets	$507,810	$647,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$3,371	$3,172
Accounts payable	45,920	48,160
Accrued liabilities	54,481	45,411
Total current liabilities	103,772	96,743
Long-term debt, net of current maturities	302,617	295,328
Other long-term obligations and deferred credits	8,522	9,125
Deferred income taxes	12,536	26,763
Total liabilities	427,447	427,959

Commitments and contingencies (Note 14)

Minority interest in consolidated subsidiary (Note 4)	10,567	14,192

Stockholders’ equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (60,000 shares authorized; 36,793 and 39,361 shares issued and outstanding as of December 31, 2008 and 2007)	37	39
Additional paid-in capital	265,453	267,817
Retained deficit	(192,564)	(60,118)
Cost of treasury stock, 459 common shares as of December 31, 2008 and 315 common shares as of December 31, 2007	(3,130)	(2,633)
Total stockholders’ equity	69,796	205,105
Total liabilities and stockholders’ equity	$507,810	$647,256

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31
	2008	2007	2006

Revenue	$754,298	$803,803	$728,510
Cost of goods sold before depreciation, depletion and amortization	639,448	663,632	594,160
Goodwill and other asset impairments	135,631	82,242	38,948
Selling, general and administrative expenses	79,768	69,669	61,397
Depreciation, depletion and amortization	29,902	28,882	20,141
Income (loss) from operations	(130,451)	(40,622)	13,864
Interest income	114	114	1,601
Interest expense	27,170	28,092	23,189
Other income, net	1,984	3,587	1,769
Loss before income tax provision (benefit) and minority interest	(155,523)	(65,013)	(5,955)
Income tax provision (benefit)	(19,601)	48	1,348
Minority interest in consolidated subsidiary	(3,625)	(1,301)	—
Loss from continuing operations	(132,297)	(63,760)	(7,303)
Loss from discontinued operations (net of tax benefit of $81 in 2008, $3,911 in 2007 and $538 in 2006)	(149)	(5,241)	(787)
Net loss	$(132,446)	$(69,001)	$(8,090)

Loss per share – Basic
Loss from continuing operations	$(3.48)	$(1.67)	$(0.20)
Loss from discontinued operations, net of income tax benefit	—	(0.14)	(0.02)
Net loss	$(3.48)	$(1.81)	$(0.22)

Loss per share – Diluted
Loss from continuing operations	$(3.48)	$(1.67)	$(0.20)
Loss from discontinued operations, net of income tax benefit	—	(0.14)	(0.02)
Net loss	$(3.48)	$(1.81)	$(0.22)

Number of shares used in calculating loss per share:
Basic	38,099	38,227	36,847

Diluted	38,099	38,227	36,847

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional		Retained		Total
	# of Shares	Par Value	Paid-In Capital	Deferred Compensation	Earnings (Deficit)	Treasury Stock	Stockholders’ Equity
BALANCE, December 31, 2005	29,809	$30	$172,857	$(3,939)	$16,918	$(945)	$184,921
Change in accounting principle for stripping costs, net of tax	—	—	—	—	(287)	—	(287)
Change in accounting principle for stock-based compensation	—	—	(3,939)	3,939	—	—	—
Employee purchase of ESPP shares	135	—	995	—	—	—	995
Common stock issuance	8,050	8	84,804	—	—	—	84,812
Stock options exercised	607	1	5,327	—	—	—	5,328
Stock-based compensation compensation plan	340	—	2,812	—	—	—	2,812
Cancellation of shares	(54)	—	—	—	—	—	—
Purchase of treasury shares	(92)	—	—	—	—	(914)	(914)
Net loss	—	—	—	—	(8,090)	—	(8,090)

BALANCE, December 31, 2006	38,795	$39	$262,856	$—	$8,541	$(1,859)	$269,577
Change in accounting principle for FIN No. 48	—	—	—	—	342	—	342
Employee purchase of ESPP shares	221	—	932	—	— —	—	932
Stock options exercised	153	—	1,000	—	—	—	1,000
Stock-based compensation compensation plan	311	—	3,029	—	—	—	3,029
Cancellation of shares	(35)	—	—	—	—	—	—
Purchase of treasury shares	(84)	—	—	—	—	(774)	(774)
Net loss	—	—	—	—	(69,001)	—	(69,001)

BALANCE, December 31, 2007	39,361	$39	$267,817	$—	$(60,118)	$(2,633)	$205,105
Employee purchase of ESPP shares	213	—	717	—	—	—	717
Stock-based compensation compensation plan	572	1	3,511	—	—	—	3,512
Cancellation of shares	(61)	—	—	—	—	—	—
Repurchase of shares	(3,148)	(3)	(6,592)	—	—	—	(6,595)
Purchase of treasury shares	(144)	—	—	—	—	(497)	(497)
Net loss	—	—	—	—	(132,446)	—	(132,446)

BALANCE, December 31, 2008	36,793	$37	$265,453	$—	$(192,564)	$(3,130)	$69,796

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,446)	$(69,001)	$(8,090)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and other asset impairments	135,631	82,242	38,964
Depreciation, depletion and amortization	29,902	30,857	22,322
Debt issuance cost amortization	1,674	1,545	1,492
Net (gain) loss on sale of assets	234	6,392	(316)
Deferred income taxes	(14,866)	(6,636)	(7,419)
Provision for doubtful accounts	1,923	2,253	1,721
Stock-based compensation	3,512	3,029	2,812
Excess tax benefits from stock-based compensation	—	(22)	(1,205)
Minority interest in consolidated subsidiary	(3,625)	(1,301)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	2,032	4,518	1,454
Inventories	287	2,436	(3,334)
Prepaid expenses and other current assets	(830)	(6,151)	96
Other assets and liabilities, net	265	98	(136)
Accounts payable and accrued liabilities	5,985	(5,921)	(8,824)
Net cash provided by operating activities	29,678	44,338	39,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,783)	(29,719)	(41,931)
Payments for acquisitions, net of cash received of $0, $1,000 and $5,829	(23,759)	(23,120)	(192,816)
Proceeds from disposals of property, plant and equipment	4,403	2,574	3,699
Disposals of business units	7,583	16,432	—
Other investing activities	40	(251)	369
Net cash used in investing activities	(39,516)	(34,084)	(230,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	151,897	34,227	92,621
Repayments of borrowings	(145,051)	(39,226)	(3,373)
Proceeds from issuances of common stock	717	1,910	89,930
Excess tax benefits from stock-based compensation	—	22	1,205
Shares purchased under common stock buyback program	(6,595)	—	—
Purchase of treasury shares	(497)	(774)	(914)
Debt issuance costs	(160)	(367)	(3,177)
Net cash provided by (used in) financing activities	311	(4,208)	176,292
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,527)	6,046	(14,850)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,850	8,804	23,654
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,323	$14,850	$8,804

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$25,587	$26,665	$19,655
Cash (refund) paid for income taxes	$(2,148)	$6,884	$2,560

Supplemental Disclosure of Noncash Investing and Financing Activities:
Assumption of notes payable and capital leases in acquisitions of businesses	$—	$108	$12,378

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

Property, Plant and Equipment, Net

We state property, plant and equipment at cost and use the straight-line method to compute depreciation of these assets other than mineral deposits over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from six to 12 years; and other, from three to 10 years.  For some of our assets, we use an estimate of the asset’s salvage value at the end of its useful life to reduce the cost of the asset which is subject to depreciation.  Salvage values generally approximate 10% of the asset’s original cost.  We capitalize leasehold improvements on properties held under operating leases and amortize those costs over the lesser of their estimated useful lives or the applicable lease term.  We compute depletion of mineral deposits as such deposits are extracted utilizing the units-of-production method.We expense maintenance and repair costs when incurred and capitalize and depreciate expenditures for major renewals and betterments that extend the useful lives of our existing assets.  When we retire or dispose of property, plant or equipment, we remove the related cost and accumulated depreciation from our accounts and reflect any resulting gain or loss in our statements of operations.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

Intangible assets acquired in business combinations consist primarily of goodwill and covenants not-to-compete.  Goodwill represents the amount by which the total purchase price we have paid for acquisitions exceeds our estimated fair value of the net tangible assets acquired.  We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets.  We test goodwill for impairment loss under a two-step approach, as defined by SFAS 142.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss.  This is determined by comparison of the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting units’ goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss as expense.

  Intangible assets with definite lives consist principally of covenants not-to-compete established with former owners and other key management personnel in business combinations and are amortized over the period that we believe best reflects the period in which the economic benefits will be consumed.  We evaluate intangible assets with definite lives for recoverability when events or circumstances indicate that these assets might be impaired.  We test those assets for impairment by comparing their respective carrying values to estimates of the sum of the undiscounted future net cash flows expected to result from the assets.  If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows we expect from that asset, we recognize an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset. See Note 2 for further discussion of goodwill and other intangible assets.

Debt Issue Costs

We amortize debt issue costs related to our revolving credit facilities and 8⅜% senior subordinated notes as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $6.8 million as of December 31, 2008 and $8.2 million as of December 31, 2007.  We include those unamortized costs in other assets.

Allowance for Doubtful Accounts

We provide an allowance for accounts receivable we believe may not be collected in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance.  Accounts receivable are written off when we determine the receivable will not be collected.  Accounts receivable that we write off our books decrease the allowance.  We determine the amount of bad debt expense we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of historical loss experience, a customer-by-customer analysis of our accounts receivable balances each period and subjective assessments of our bad debt exposure.  The allowance for doubtful accounts balance was $3.1 million as of December 31, 2008 and 2007.

Revenue and Expenses

We derive substantially all of our revenue from the production and delivery of ready-mixed concrete, precast concrete products, onsite products and related building materials.  We recognize revenue when products are delivered.  Amounts billed to customers for delivery costs are classified as a component of total revenues and the related delivery costs (excluding depreciation) are classified as a component of total cost of goods sold. Cost of goods sold consists primarily of product costs and operating expenses (excluding depreciation, depletion and amortization).  Operating expenses consist primarily of wages, benefits, insurance and other expenses attributable to plant operations, repairs and maintenance, and delivery costs.  Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses, and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses, provision for doubtful accounts and professional fees.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Insurance Programs

We maintain third-party insurance coverage against certain risks. Under our insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  In connection with these automobile, general liability and workers’ compensation insurance programs, we have entered into standby letters of credit agreements totaling $13.4 million at December 31, 2008.  We fund our deductibles and record an expense for losses we expect under the programs.  We determine expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure.  The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  The amounts accrued for self-insured claims were $12.6 million as of December 31, 2008 and $12.3 million as of December 31, 2007.  We include those accruals in accrued liabilities.

Asset Retirement Obligations

Statement of Financial Accounting Standards (“SFAS”) No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is amortized over the life of the asset. The liability is accreted at the end of each reporting period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.  Asset retirement obligations accrued at December 31, 2008 and 2007 were not material.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We recorded a valuation allowance of $0.2 million as of December 31, 2008.  There was no valuation allowance recorded as of December 31, 2007.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 requires that the financial statement effects of a tax position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The cumulative effect of applying FIN 48 was $0.3 million and was recorded as an adjustment to the January 1, 2007 balance of retained earnings.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt.  Our management considers the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of ourstanding amounts under our revolving credit facility approximates fair value due to the floating interest rate.  The fair value of our 8⅜% senior subordinated notes at year end was estimated at $146.1 million at December 31, 2008 and $248.8 million at December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, goodwill, accruals for self-insurance, income taxes, reserves for inventory obsolescence and the valuation and useful lives of property, plant and equipment.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stripping Costs

Effective January 1, 2006, we adopted Emerging Issues Task Force Issue No. 04-6, “Accounting for Stripping Costs in the Mining Industry” (“EITF 04-6”).  EITF 04-6 concludes that stripping costs incurred after the first saleable minerals are extracted from the mine (i.e., post-production stripping costs) are a component of mineral inventory cost.  Under EITF 04-6, all post-production stripping costs are considered variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred.  We recognized all capitalized post-production stripping costs as an adjustment to beginning retained earnings at January 1, 2006.  Prior to the adoption of EITF 04-6, we capitalized certain post-production stripping costs and amortized those costs over the life of the uncovered reserves using a units-of-production approach.

Loss Per Share

We computed basic loss per share using the weighted average number of common shares outstanding during the year, excluding the nonvested portion of restricted stock.  We computed diluted earnings per share using the weighted average number of common shares outstanding during the year, but also include the dilutive effect of stock-based incentives and option plans (including stock options and awards of restricted stock).

The following table reconciles the numerator and denominator of the basic and diluted loss per share during the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share amounts).

	2008	2007	2006
Numerator:
Loss from continuing operations	$(132,297)	$(63,760)	$(7,303)
Loss from discontinued operations, net of income tax benefit	(149)	(5,241)	(787)
Net loss	$(132,446)	$(69,001)	$(8,090)
Denominator:
Weighted average common shares outstanding-basic	38,099	38,227	36,847
Effect of dilutive stock options and restricted stock	—	—	—
Weighted average common shares outstanding-diluted	38,099	38,227	36,847
Loss per share:
Basic and diluted loss per share:
From continuing operations	$(3.48)	$(1.67)	$(0.20)
From discontinued operations	$—	$(0.14)	$(0.02)
Net loss	$(3.48)	$(1.81)	$(0.22)

For the years ended December 31, stock options and awards covering 2.8 million shares in 2008, 2.8 million shares in 2007 and 2.9 million shares in 2006 were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2008, no differences existed between our consolidated net income and our consolidated comprehensive income.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based Compensation

Effective January 1, 2006, we adopted SFAS No. 123-R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective method and, accordingly, we have not restated prior period results.  SFAS 123R establishes the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense that is recognized over the employee’s requisite service period, generally the vesting period of the award. SFAS 123R also requires that the related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, be reflected in the statement of cash flows as a financing activity rather than an operating activity.

For additional discussion related to stock-based compensation, see Note 5.

Recent Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  This FSP is effective for fiscal years beginning after December 15, 2008 and will be applied retrospectively.  The adoption of FSP EITF 03-6-1 is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”).  SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards.  We do not expect the adoption of SFAS No. 162 to have any effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for our first quarter 2009 financial statements, with early application encouraged.  We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The initial application of FAS 157 is limited to financial assets and liabilities and became effective on January 1, 2008.  The impact of the initial application of FAS 157 was not material.  On January 1, 2009, we adopted FAS 157 on a prospective basis for non-financial assets and liabilities that are not measured at fair value on a recurring basis.  The application of FAS 157 to our non-financial assets and liabilities will primarily be limited to assets acquired and liabilities assumed in a business combination, asset retirement obligations and asset impairments, including goodwill and long-lived assets.  This application of FAS 157 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of SFAS 141(R) to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statement.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.      GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best     visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets.  The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We currently have seven reporting units.  Reporting units are organized based on our two product segments ((1) ready-mix concrete and concrete related products and (2) precast concrete products) and geographic regions.

In 2008, macro economic factors including the unprecedented and continuing credit crisis, the U.S. recession, the escalating unemployment rate and specifically the severe downturn in the U.S. construction markets, had a significant impact on the valuation metrics used in determining the long-term value of our reporting units.  In particular, the cost of capital has increased substantially while the availability of funds from capital markets has diminished significantly.  Lack of available capital also impacts our end-use customers by creating project delays or cancellations, thereby impacting our revenue and growth assumptions.  The continued downturn in residential construction has expanded into the commercial sector and public works sector of our revenue base.  The October 2008 cement consumption forecast for the U.S. construction market for 2009 through 2013 indicated further deterioration in cement consumption.  In light of this, coupled with the slowdown in construction activity, persistently challenging interest rates and credit environments and our depressed stock price in October 2008, we recorded an impairment charge of $135.3 million in the fourth quarter of 2008. The higher cost of capital combined with a negative outlook for product sales growth in all of our regions has resulted in lower sales volumes and more competition for construction projects, thereby reducing expected future cash flows.  These specific negative factors, combined with (i) lower enterprise values resulting from lower multiples of sales and EBITDA comparables, and (ii) the lack of recent third party transactions due to depressed macro economic conditions, resulted in the goodwill impairment expense for 2008.

In 2007, we recorded goodwill impairments of $81.9 million relating to our Michigan, South Central and our Northern California Precast reporting units.  Our Michigan reporting unit’s economic outlook continued to soften at greater levels throughout 2007, resulting in lower projected cash flow.  Our South Central reporting unit’s outlook deteriorated, resulting in lower projected cash flow and continued competitive pressures and limiting our future profitability expectations.  Our Northern California Precast reporting unit was significantly impacted by the continued slowdown in residential housing construction, which impacted our projected future cash flows. These specific negative factors in the above mentioned reporting units, combined with lower enterprise values and sales transaction values for participants in our industry, resulted in the goodwill impairment expense.

      In 2006, we recorded a $38.8 million goodwill impairment associated with our Michigan reporting unit, which resulted from the continued slowdown and negative economic outlook regarding construction activities for the Michigan reporting unit throughout 2006.  This negative outlook resulted in lower selling volumes, lower product pricing and more competition for construction projects, thereby reducing our outlook for expected future cash flows.  Specifically, the downturn in the U.S. automotive manufacturing industry, primarily based in the greater Detroit market, combined with the slowdown in residential, commercial and public works projects resulted in lower sales volumes and product selling price pressures in an already highly competitive ready-mixed concrete market.  These changes resulted in a significantly lower estimated fair value.

In the fourth quarter of 2007, we disposed of certain business units.  In connection with the impairment or sale of the units in the fourth quarter, we wrote off associated goodwill of $7.2 million, which is reflected as a component of loss from discontinued operations for the year ended December 31, 2007.

As of December 31, 2008 and 2007, U.S. Concrete had no intangible assets with indefinite lives other than goodwill.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the carrying amount of goodwill for 2008 and 2007 were as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Precast Concrete Products	Total
Balance at December 31, 2006	$216,598	$34,901	$251,499
Acquisitions	3,549	10,888	14,437
Impairments	(72,817)	(9,074)	(81,891)
Dispositions	(7,199)	—	(7,199)
Adjustments	7,985	168	8,153
Balance at December 31, 2007	$148,116	$36,883	$184,999
Acquisitions	8,954	—	8,954
Impairments	(109,331)	(25,994)	(135,325)
Adjustments	1,431	(862)	569
Balance at December 31, 2008	$49,170	$10,027	$59,197

Our intangible assets with definite lives primarily consist of covenants not-to-compete established in business combinations and are recorded in other noncurrent assets.  We amortize covenants not-to-compete ratably over the life of the agreement, which is generally five years.  Accumulated amortization associated with covenants not-to-compete was $0.8 million for 2008, $0.6 million for 2007 and $0.6 million for 2006.  Amortization expense associated with our covenants not-to-compete at December 31, 2008, is expected to be $0.3 million in 2009, $0.2 million in 2010, less than $0.1 million in 2011 and zero thereafter.

The changes in the carrying amount of the other intangible assets for 2008 and 2007 were as follows (in thousands):

Balance at January 1, 2007	$2,111
Write-off of covenant not-to-compete related to disposed business unit	(987)
Amortization of covenants not-to-compete	(572)
Balance at December 31, 2007	552
Addition of covenant not-to-compete related to API acquisition	220
Amortization of covenants not-to-compete	(280)
Balance at December 31, 2008	$492

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

	2008	2007	2006
Revenue	$671	$43,606	$61,012
Operating expenses	1,395	47,241	62,337
(Gain) loss on disposal of assets	(494)	5,517	—
Loss from discontinued operations, before income tax benefit	(230)	(9,152)	(1,325)
Income tax benefits from discontinued operations	(81)	(3,911)	(538)
Loss from discontinued operations, net of tax	$(149)	$(5,241)	$(787)

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the carrying amount as of December 31, 2007 of the major classes of assets of the Memphis, Tennessee business unit we classified as held for sale (in thousands):
December 31, 2007
Assets held for sale:
Inventories	$401
Property, plant and equipment, net	6,872
Total assets held for sale	$7,273

4.	BUSINESS COMBINATIONS

In November 2008, we acquired a ready-mixed concrete plant and related inventory in Brooklyn, New York.  We used borrowings under our revolving credit facility to fund the cash purchase price of approximately $2.5 million.

In August 2008, we acquired a ready-mixed concrete operation in Mount Vernon, New York and a precast concrete product operation in San Diego, California.  We used cash on hand to fund the purchase prices of $2.0 million and $2.5 million, respectively.

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

The pro forma impacts of our 2008 acquisitions have not been included due to the fact that they are immaterial to our financial statements individually and in the aggregate.

In October 2007, we completed the acquisition of the operating assets, including working capital and real property of Architectural Precast, LLC (“API”), a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the Atlantic region.  We used borrowings under our revolving credit facility to fund the cash purchase price of approximately $14.5 million.  The purchase agreement provides for up to $1.5 million in additional purchase consideration, which is contingent on API attaining established earnings targets in each of 2008 and 2009.  As of September 30, 2008, API attained its established earnings target for the previous twelve month period as established in the asset purchase agreement, and we paid out $750,000 in the first quarter of 2009, less certain uncollected pre-acquisition accounts receivables.

In April 2007, several of our subsidiaries entered into agreements with the Edw. C. Levy Co. relating to the formation of Superior Material Holdings, LLC, a ready-mixed concrete company that operates in Michigan.  We contributed our Michigan ready-mixed concrete and concrete-related products assets, excluding our quarry assets and working capital, in exchange for an aggregate 60% ownership interest, and Levy contributed all of its ready-mixed concrete and concrete-related products assets, a cement terminal and cash of $1.0 million for a 40% ownership interest in the new company.  Under the contribution agreement, Superior Materials Holdings, LLC also purchased  the then carrying amount of Levy’s inventory and prepaid assets, totaling approximately $3.0 million, which is classified as cash used in investing activities.  Superior Materials Holdings, LLC, which operates primarily under the trade name Superior Materials, owns 27 ready-mixed concrete plants, a cement terminal and a fleet of ready-mixed concrete trucks.  Based on current economic conditions in Michigan, many of these ready-mixed concrete plants have been temporarily idled.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

We completed two other acquisitions, which are discussed in this footnote, during the year ended December 31, 2007.  The pro forma impact of the other acquisitions have not been included due to the fact that they are immaterial to our financial statements individually and in the aggregate.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2006, we acquired all of the equity interests of Alberta Investments, Inc. and Alliance Haulers, Inc. for $165.0 million and a  post-closing payment of $0.3 million.  We funded the payment of the purchase price with net proceeds from the private placement of $85.0 million in senior subordinated notes due 2014, issued in July 2006; a borrowing under the revolving credit facility provided by our Amended and Restated Senior Secured Credit Agreement (the “Credit Agreement”); and cash on hand.  We also effectively assumed, in connection with this acquisition, equipment financing loans of approximately $10.6 million.  Alberta Investments conducted the substantial majority of its operations through two subsidiaries: Redi-Mix, L.P. and Ingram Enterprises, L.P.  At the time of the acquisition, Redi-Mix operated 13 ready-mixed concrete plants in the Dallas/Fort Worth Metroplex and in areas north of the Metroplex, and Ingram Enterprises operated 17 ready-mixed concrete plants and three sand and gravel plants in west Texas.  Redi-Mix and Ingram operated a combined fleet of approximately 310 mixer trucks and produced approximately 2.4 million cubic yards of ready-mixed concrete and 1.1 million tons of aggregates in 2005. Alliance Haulers provided cement and aggregates hauling services with a fleet of approximately 260 hauling trucks owned by Redi-Mix and third-party haulers.

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

For the years ended December 31, we recognized stock-based compensation expense related to restricted stock and stock options of approximately $3.5 million ($2.6 million, net of tax) in 2008, $3.0 million ($1.9 million, net of tax) in 2007, and $2.8 million ($1.7 million, net of tax) in 2006.  Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

As of December 31, 2008 and 2007, there was approximately $4.2 million and $5.1 million, respectively, of unrecognized compensation cost related to unvested restricted stock awards and stock options which we expect to recognize over a weighted average period of 2.3 years and 1.8 years, respectively.

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

Restricted stock activity for 2008 was as follows (shares in thousands):
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2007	805	$8.07
Granted	572	4.12
Vested	(494)	8.32
Canceled	(61)	6.68
Unvested restricted shares outstanding at December 31, 2008	822	$7.70

Compensation expense associated with awards of restricted stock under our incentive compensation plans was $3.4 million in 2008, $2.7 million in 2007 and $2.4 million in 2006.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

Our 1999 Incentive Plan, 2001 Employee Incentive Plan and 2008 Incentive Plan enable us to grant nonqualified and incentive options, restricted stock, stock appreciation rights and other long-term incentive awards to our employees and nonemployee directors (except that none of our officers or directors are eligible to participate in our 2001 Plan), and in the case of the 1999 Incentive Plan and 2001 Employee Incentive Plans, also to nonemployee consultants and other independent contractors who provide services to us. Option grants under these plans generally vest either over a four-year period or, in the case of option grants to non-employee directors, six months from the grant date and expire if not exercised prior to the tenth anniversary of the applicable grant date, or in the case of non-employee directors, the fifth anniversary of the applicable grant date.  Proceeds from the exercise of stock options are credited to common stock at par value, and the excess is credited to additional paid-in capital. The aggregate number of shares available under the 1999 Incentive Plan and 2001 Incentive Plan was approximately 1.2 million as of December 31, 2007. Our 1999 Incentive Plan terminated on December 31, 2008. While, as of December 31, 2008, there were 227,727 shares of our common stock remaining available for awards under the 2001 Plan, we do not anticipate making any new awards under this Plan. The aggregate number of shares available for awards under the 2008 Incentive Plan was approximately 2.4 million as of December 31, 2008.

We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option pricing model.  We determined the expected volatility using our common stock’s historic volatility.  For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option.  The expected life of an option represents the weighted average period of time that an option grant is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns.  The significant weighted-average assumptions relating to the valuation of our stock options were as follows:
	2008	2007
Dividend yield	0.0%	0.0%
Volatility rate	39.8% - 48.9%	37.3%
Risk-free interest rate	1.6% - 3.3%	3.5%
Expected option life (years)	5.0	5.0

We granted 145,000 and 63,000 stock options in 2008 and 2007, respectively.  Compensation expense related to stock options was approximately $137,000 ($103,490, net of tax) in 2008 and $185,000 ($116,920, net of tax) in 2007.  Stock option activity information for 2008 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2007	1,978	$7.21
Granted	145	4.43
Exercised	—	—
Canceled	(115)	6.48
Options outstanding at December 31, 2008	2,008	$7.05
Options exercisable at December 31, 2008	1,913	$7.20

The aggregate intrinsic value of outstanding options and exercisable options at December 31, 2008 was $0.1 million.  The weighted average remaining contractual term for outstanding options and exercisable options at December 31, 2008 was 2.3 years.  The total fair value of shares vested during 2008 and 2007 was $0.1 million and $0.6 million, respectively.

Stock option information related to the nonvested options for the year ended December 31, 2008 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted- Average Grant Date Fair Value
Nonvested options outstanding at December 31, 2007	—	$—
Granted	145	1.76
Vested	(50)	(2.13)
Canceled	—	—
Nonvested options outstanding at December 31, 2008	95	$1.56

Share Price Performance Units

In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units to certain salaried employees, other than executive officers and senior management.  Those awards vest in four equal annual installments, beginning in May 2006.  Each share price performance unit is equal in value to one share of our common stock.  Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date.  During the period prior to vesting, holders of share price performance units would be entitled to receive a cash amount equal to dividends paid, if any, on shares of our common stock equal to the number of then unvested share price performance units.  The value of these awards is accrued and charged to expense over the performance period of the units.  We recognized compensation expense of $0.1 million in 2008.  We recognized a reversal of compensation expense of $0.1 million and $0.6 million in 2007 and 2006, respectively.  This is included in selling, general and administrative expenses on the Consolidated Statements of Operations.  No share price performance units were granted in 2008, 2007 or 2006.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	INVENTORIES

Inventory available for sale at December 31 consists of the following (in thousands):
	December 31
	2008	2007
Raw materials	$18,100	$17,374
Precast products	8,353	7,495
Building materials for resale	2,922	3,520
Repair parts	3,393	4,168
	$32,768	$32,557

7.    PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows (in thousands):
	December 31
	2008	2007

Land and mineral deposits	$84,432	$82,075
Buildings and improvements	34,461	28,204
Machinery and equipment	133,923	124,992
Mixers, trucks and other vehicles	102,403	101,486
Other, including construction in progress	23,546	15,347
	378,765	352,104
Less: accumulated depreciation and depletion	(105,996)	(85,094)
	$272,769	$267,010

As of December 31, the carrying amounts of mineral deposits were $27.1 million in 2008 and $28.6 million in 2007.

8.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):
	December 31
	2008	2007	2006
Balance, beginning of period	$3,102	$2,551	$2,949
Provision for doubtful accounts	1,923	2,057	2,143
Uncollectible receivables written off, net of recoveries	(1,937)	(1,506)	(2,541)
Balance, end of period	$3,088	$3,102	$2,551

Accrued liabilities consist of the following (in thousands):
	December 31
	2008	2007
Accrued compensation and benefits	$8,693	$4,877
Accrued interest	6,049	6,069
Accrued income taxes	321	447
Accrued insurance	13,611	14,102
Other	25,807	19,916
	$54,481	$45,411

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    DEBT

A summary of our debt and capital leases is as follows (in thousands):
	December 31
	2008	2007
Senior secured credit facility due 2011	$11,000	$—
8⅜% senior subordinated notes due 2014	283,998	283,807
Capital leases	430	763
Superior Materials Holdings, LLC secured credit facility due 2010	5,149	7,816
Notes payable	5,411	6,114
	305,988	298,500
Less: current maturities	3,371	3,172
	$302,617	$295,328

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.  The Credit Agreement, as amended to date, provides us with a revolving credit facility of up to $150 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011.  At December 31, 2008, we had borrowings of $11.0 million under this facility at the lower of an annual interest at the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate of 3.25% plus 0.25%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.  The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the senior secured credit facility.  A material adverse change is defined as a material adverse change in any of (a) the condition (financial or otherwise), business, performance, prospects, operations or properties of the Borrower and its Subsidiaries, taken as a whole, (b) the ability of the Borrower and the Guarantors, taken as a whole, to perform their respective obligations under the Loan Documents or (c) the rights and remedies of the Administrative Agent, the Lenders or the issuers to enforce the Loan Documents.  At December 31, 2008, the amount of the available credit was approximately $91.1 million, net of outstanding revolving credit borrowings of $11.0 million and outstanding letters of credit of approximately $11.6 million.

Our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries, without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we collateralized our obligations under the credit facility with the capital stock of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding our 60%-owned Michigan subsidiary, most of the assets of the aggregates quarry in northern New Jersey and other real estate owned by us or our subsidiaries.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million, or 5%, of consolidated revenues in the prior 12 months, and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change of control events would constitute events of default.  As of December 31, 2008, we were in compliance with our financial covenants under the Credit Agreement.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million principal amount of 8⅜% senior subordinated notes due April 1, 2014.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility.  In July 2006, we issued $85 million principal amount of additional 8⅜% senior subordinated notes due April 1, 2014, to fund a portion of the purchase price for the acquisition of Alberta Investments and Alliance Haulers.

All of our subsidiaries, excluding our recently formed 60%-owned Michigan subsidiary and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% senior subordinated notes.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Superior Materials Holdings, LLC Credit Facility

Superior Materials Holdings, LLC has a separate credit agreement that provides for a revolving credit facility.  The credit agreement, as amended to date, currently allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of December 31, 2008, there was $5.1 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $5.6 million.  Letters of credit outstanding at December 31, 2008 were $1.8 million which reduces the amount available under the credit facility.

Currently, borrowings have an annual interest rate at Superior Materials Holdings, LLC’s option of either, LIBOR plus 4.25% or prime rate plus 2.00%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior Materials Holdings, LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly. During the trailing twelve months ended December 31, 2008, the credit agreement required a threshold EBITDA of $(3.3) million.  Superior Materials Holdings, LLC reported $(2.8) million of EBITDA, as defined. As of December 31, 2008, Superior Materials Holdings, LLC was in compliance with its financial covenants under the credit agreement.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior Materials Holdings, LLC credit agreement. However, in connection with the recent amendment of the revolving credit facility, Superior Materials Holdings, LLC’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy’s credit agreement would constitute an event of default.  Furthermore, U.S. Concrete agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior Materials Holdings, LLC.  No capital contribution was required under that agreement for the period ended December 31, 2008.

10.  STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):
	December 31
	2008	2007

Shares authorized	60,000	60,000
Shares outstanding at end of period	36,793	39,361
Shares held in treasury	459	315

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were issued or outstanding as of December 31, 2008 and 2007.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock

Shares of restricted common stock issued under our 1999 Incentive Plan, 2001 Employee Incentive Plan and 2008 Incentive Plan are subject to restrictions on transfer and certain other conditions.  On issuance of the stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period.  During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, if any, on those shares.

During the years ended December 31, we awarded approximately 572,000 shares in 2008, 311,000 shares in 2007 and 340,000 shares in 2006 of restricted stock under those plans to employees and retired employees.  The total value of these awards was $2.4 million in 2008, $2.7 million in 2007 and $3.8 million in 2006.  The awards are subject to vesting requirements.  Under SFAS 123R, share-based compensation is measured at the grant date based on the closing price of our stock.  The expense is recognized over the employee’s requisite service period, generally, the vesting period of the award.

During the years ended December 31, approximately 61,000 shares of restricted stock were canceled in 2008, 35,000 shares of restricted stock were canceled in 2007 and 54,000 shares of restricted stock were canceled in 2006.

As of December 31, the outstanding shares of restricted stock totaled approximately 822,000 in 2008, 805,000 in 2007 and approximately 730,000 in 2006.  We recognized stock-based compensation expense related to restricted stock and stock options of approximately $3.5 million ($2.6 million, net of tax) in 2008, $3.0 million ($1.9 million, net of tax) in 2007 and $2.8 million ($1.7 million, net of tax) in 2006.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having a value on the date of vesting equal to the tax obligation. As a result of such employee elections, during the years ended December 31, we withheld approximately 144,000 shares at a total value of $0.5 million in 2008, 84,000 shares at a total value of $0.8 million in 2007 and approximately 92,000 shares at a total value of $0.9 million in 2006, and those shares were accounted for as treasury stock.

Employee Stock Purchase Plan

In January 2000, our board of directors adopted and our stockholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”).  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  All personnel employed by us for at least 20 hours per week and five months per calendar year are eligible to participate in the ESPP.  For any offering period ending on or prior to December 31, 2006, eligible employees electing to participate were granted the right to purchase shares of our common stock at a price generally equal to 85% of the lower of the fair market value of a share of our common stock on the first or last day of the offering period.  For any offering period beginning on or after January 1, 2007, eligible employees electing to participate will be granted the right to purchase shares of our common stock at a price equal to 85% of the fair market value of a share of our common stock on the last day of the offering period.  We issued approximately 213,000 shares in 2008, 221,000 shares in 2007 and 135,000 shares in 2006.  We recognized stock-based compensation expense of $0.1 million in 2008, and $0.2 million in 2007 and 2006, respectively, pursuant to the plan.

Public Offering of Common Stock

In February 2006, we received $90.6 million in gross proceeds from an underwritten public offering of 8,050,000 shares of U.S. Concrete common stock.  After deducting the underwriters’ commission and offering expenses, net proceeds were approximately $84.8 million.

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock.  The Board modified the repurchase plan in October 2008 to slightly increase the aggregate number of shares authorized for repurchase.  The plan permitted the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws.  As of December 31, 2008, we had repurchased and subsequently cancelled 3,148,405 shares with an aggregate value of $6.6 million and completed the repurchase program.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.    INCOME TAXES

Our consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

A reconciliation of our effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% during the years ended December 31, 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006
Tax benefit at statutory rate	$(54,433)	$(22,300)	$(2,084)
Add (deduct):
State income taxes	(1,467)	867	92
Manufacturing deduction	563	(270)	(191)
Settlement income	(83)	(291)	—
Tax audit settlement	—	(1,611)	6
Goodwill impairment	33,913	23,751	3,332
Other	1,906	(98)	193
Income tax provision (benefit)	$(19,601)	$48	$1,348
Effective income tax rate	12.6%	(0.1)%	(22.6)%

The amounts of our consolidated federal and state income tax provision (benefit) from continuing operations during the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):
	2008	2007	2006
Current:
Federal	$(5,254)	$4,446	$8,398
State	439	1,042	907
	(4,815)	5,488	9,305
Deferred:
Federal	$(13,277)	$(4,799)	$(6,934)
State	(1,509)	(641)	(1,023)
	(14,786)	(5,440)	(7,957)
Income tax provision (benefit) from continuing operations	$(19,601)	$48	$1,348

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):
	December 31
	2008	2007
Deferred income tax liabilities:
Property, plant and equipment, net	$46,940	$45,226
Other	318	318
Total deferred tax liabilities	$47,258	$45,544
Deferred income tax assets:
Goodwill and other intangibles	$24,880	$16,909
Receivables	1,120	1,129
Inventory	1,599	1,839
Accrued insurance	4,269	4,485
Other accrued expenses	6,872	4,964
Net operating loss carryforwards	6,710	113
Other	1,075	279
Total deferred tax assets	$46,525	$29,718
Less: Valuation allowance	(227)	—
Net deferred tax assets	46,298	29,718
Net deferred tax liabilities	960	15,826
Current deferred tax assets	11,576	10,937
Long-term deferred income tax liabilities	$12,536	$26,763

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In assessing the value of deferred tax assets at December 31, 2008 and 2007, we considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, we have established a valuation allowance in the amount of $0.2 million for deferred tax assets relating to certain state net operating loss and tax credit carryforwards because of uncertainty regarding their ultimate realization.

As of December 31, 2008, we had deferred tax assets related to federal NOL and tax credit carryforwards of $17.3 million.  We have federal NOLs of approximately $16.5 million that are available to offset federal taxable income and will expire in the years 2026 – 2028.  In addition, we have federal alternative minimum tax credit carryforwards of approximately $0.8 million that are available to reduce future regular federal income taxes over an indefinite period.

As disclosed in Note 1, we adopted the provisions of FIN 48 as of January 1, 2007. At December 31, 2008, we had unrecognized tax benefits of $6.8 million of which $2.5 million, if recognized, would impact the effective tax rate. It is reasonably possible that a reduction of $1.8 million of unrecognized tax benefits may occur within 12 months. The unrecognized tax benefits are included as a component of other long-term obligations. During the years ended December 31, 2008 and 2007, we recorded interest and penalties related to unrecognized tax benefits of approximately $0.4 million in each year.  Total accrued penalties and interest at December 31, 2008 and 2007 was approximately $0.9 million and $0.5 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):
	2008	2007
Balance as of January 1, 2008	$6,421	$8,090
Additions for tax positions related to the current year	138	1,920
Additions for tax positions related to prior years	284	680
Reductions for tax positions of prior years	(7)	(426)
Settlements	—	(3,843)
Balance as of December 31, 2008	$6,836	$6,421

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

 12.    BUSINESS SEGMENTS

We have two segments that serve our principal markets in the United States.  Our ready-mixed concrete and concrete-related products segment produces and sells ready-mixed concrete, aggregates (crushed stone, sand and gravel), concrete masonry and building materials.  This segment serves the following principal markets: north and west Texas, northern California, New Jersey, New York, Washington, D.C., Michigan and Oklahoma.  Our precast concrete products segment produces and sells precast concrete products in select markets in the western United States and the mid-Atlantic region.

                  We account for inter-segment sales at market prices.  Segment operating profit consists of net revenue less operating expense, including certain operating overhead directly related to the operation of the specific segment.  Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to operations and are excluded from segment operating profit.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	2008	2007	2006
Revenue:
Ready-mixed concrete and concrete-related products	$702,525	$745,384	$655,724
Precast concrete products	68,082	73,300	80,915
Inter-segment revenue	(16,309)	(14,881)	(8,129)
Total revenue	$754,298	$803,803	$728,510

Segment Operating Loss:
Ready-mixed concrete and concrete-related products	$(85,334)	$(32,129)	$11,910
Precast concrete products	(22,629)	(1,454)	11,669
Unallocated overhead and other income	2,820	12,503	8,763
Corporate:
Selling, general and administrative expense	23,324	15,955	16,709
Interest income	114	114	1,601
Interest expense	27,170	28,092	23,189
Loss before income taxes and minority interest	$(155,523)	$(65,013)	$(5,955)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$26,138	$26,539	$18,445
Precast concrete products	2,683	1,940	1,284
Corporate	1,081	403	412
Total depreciation, depletion and amortization	$29,902	$28,882	$20,141

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$26,178	$21,060	$34,738
Precast concrete products	2,247	7,786	3,798
Total capital expenditures	$28,425	$28,846	$38,536

Revenue by Product:
Ready-mixed concrete	$614,070	$658,128	$589,285
Precast concrete products	69,162	75,153	83,111
Building materials	16,623	19,427	21,912
Aggregates	26,029	26,490	19,913
Other	28,414	24,605	14,289
Total revenue	$754,298	$803,803	$728,510

Identifiable Assets (as of December 31):
Ready-mixed concrete and concrete-related products	$390,843	$506,999	$598,328
Precast concrete products	58,600	79,557	70,654
Corporate	58,367	60,700	47,664
Total assets	$507,810	$647,256	$716,646

13.    RISK CONCENTRATION

We grant credit, generally without collateral, to our customers, which include general contractors, municipalities and commercial companies located primarily in Texas, California, New Jersey, New York, Michigan and Oklahoma. Consequently, we are subject to potential credit risk related to changes in business and economic factors in those states.  We generally have lien rights in the work we perform, and concentrations of credit risk are limited because of the diversity of our customer base. Further, our management believes that our contract acceptance, billing and collection policies are adequate to limit any potential credit risk.

Our cash deposits are distributed among various banks in areas where we have operations in various regions of the United States as of December 31, 2008.  As a result, we believe that credit risk in such instruments is minimal.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.  As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes.  In each reporting period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we record a liability reflecting either the low-end of our range or a specific estimate, if we believe a specific estimate to be likely based on current information.  At December 31, 2008, we have accrued $4.6 million for potential damages associated with four separate class actions pending against us in Alameda Superior Court (California). The class actions were filed between April 6, 2007 and September 27, 2007 on behalf of various Central Concrete Supply Company, Inc. (“Central”) ready-mixed concrete and transport drivers, alleging primarily that Central failed to provide meal and rest breaks as required under California law. We have entered into settlements with one of the classes and a number of individual drivers. Our accrual is based on those prior settlement values.  While there can be no assurance that we will be able to fully resolve the remaining class actions without exceeding this existing accrual, based on information available to us as of December 31, 2008, we believe our existing accrual for these matters is reasonable.

We received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of approximately $1.3 million in May 2008 as our allocable share of the minimum funding deficiencies.  We are evaluating several options to minimize our exposure, including transferring our assets and liabilities into another plan.  We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute. We are unable to estimate the amount of any potential future funding deficiency demands, because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees, and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees, are variable, as are actual investment returns relative to the plan assumptions.

Currently, there are no material product defects claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to products defects claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defects claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defects claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defects claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defects claims related to ready-mixed concrete we have delivered prior to December 31, 2008.

We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries will not materially exceed our existing accruals for those matters.  However, because of the inherent uncertainty of litigation there is a risk that we may have to increase our accruals for one or more claims or proceedings to which we or any of our subsidiaries is a party as more information becomes available or proceedings progress, and any such increase in accruals could have a material adverse effect on our consolidated financial condition or results of operations.  We expect in the future that we and our operating subsidiaries will from time to time be a party to litigation or administrative proceedings that arise in the normal course of our business.

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. Based on experience and the information currently available, our management believes the possibility that these claims could materially exceed our related accrual is remote. Despite compliance and experience, it is possible that we could be held liable for future charges, which might be material, but are not currently known to us or cannot be estimated by us.  In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2008.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Lease Payments

We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total expense for such operating leases amounted to $14.7 million in 2008, $17.8 million in 2007, and $14.6 million in 2006.

Future minimum rental payments with respect to our lease obligations as of December 31, 2008, were as follows:

	Capital Leases	Operating Leases
	(in millions)
Year ending December 31:
2009	$0.3	$9.0
2010	0.1	6.9
2011	—	5.8
2012	—	4.8
2013	—	4.5
Later years	—	6.4
	$0.4	$37.4

Total future minimum rental payments	$0.5
Less amounts representing imputed interest	0.1
Present value of future minimum rental payments under capital leases	0.4
Less current portion	0.3
Long-term capital lease obligations	$0.1

Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $32.3 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

15.     SIGNIFICANT CUSTOMERS AND SUPPLIERS

We did not have any customers that accounted for more than 10% of our revenues or any suppliers that accounted for more than 10% of our cost of goods sold in 2008, 2007 or 2006.

16.     EMPLOYEE BENEFIT PLANS

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit.  We match 100% of employee contributions up to a maximum of 5% of their compensation.  We paid matching contributions of $3.1 million in 2008, $3.5 million in 2007, and $2.6 million in 2006.

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis.  Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.  During 2006, the “Pension Protection Act of 2006” (the “PPA”) was signed into law.  For multiemployer defined benefit plans, the PPA establishes new funding requirements or rehabilitation requirements, creates additional funding rules for plans that are in endangered or critical status, and introduces enhanced disclosure requirements to participants regarding a plan’s funding status. The Worker, Retiree and Employer Recovery Act of 2008 (the “WRERA”) was enacted on December 23, 2008 and provides some funding relief to defined benefit plan sponsors affected by recent market conditions.  The WRERA allows multiemployer plan sponsors to elect to freeze their current fund status at the same funding status as the preceding plan year (for example, a calendar year plan that is not in critical or endangered status for 2008 may elect to retain that status for 2009), and sponsors of multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009 are allowed a three-year extension of funding improvement or rehabilitation plans (extends timeline for these plans to accomplish their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans).

In connection with our collective bargaining agreements, we participate with other companies in the unions’ multi-employer pension plans. These plans cover substantially all of U.S. Concrete’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or on termination of, that plan.  In 2001, a subsidiary of one of our subsidiaries withdrew from the multi-employer pension plan of the union that represented several of its employees. That union disclaimed interest in representing those employees.  There are no plans to withdraw from any other multi-employer plans.  Our contributions to these plans were $15.3 million in 2008, $13.7 million in 2007, and $15.1 million in 2006.

See Note 10 for discussions of U.S. Concrete’s incentive plans and employee stock purchase plan.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.    FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding our Michigan 60%-owned subsidiary, Superior Materials Holdings, LLC (see Note 4) and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt.  We directly or indirectly own 100% of each subsidiary guarantor.  The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, Inc., the parent company and its subsidiary guarantors (including minor subsidiaries), our 60%-owned Michigan non-guarantor subsidiary and our total company as of and for the years ended December 31, 2008 and 2007.

Condensed Consolidating Balance Sheet
As of December 31, 2008:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Material Holdings, LLC	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,685	$638	$—	$5,323
Trade accounts receivable, net	—	89,483	10,786	—	100,269
Inventories	—	28,438	4,330	—	32,768
Deferred income taxes	—	11,576	—	—	11,576
Prepaid expenses	—	3,178	341	—	3,519
Other current assets	4,886	7,977	938	—	13,801
Assets held for sale	—	—	—	—	—
Total current assets	4,886	145,337	17,033	—	167,256
Property, plant and equipment, net	—	242,371	30,398	—	272,769
Goodwill	—	59,197	—	—	59,197
Investment in Subsidiaries	369,853	26,334	—	(396,187)	—
Other assets	6,751	1,747	90	—	8,588
Total assets	$381,490	$474,986	$47,521	$(396,187)	$507,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$819	$2,291	$261	$—	$3,371
Accounts payable	—	32,870	13,050	—	45,920
Accrued liabilities	7,000	44,922	2,559	—	54,481
Total current liabilities	7,819	80,083	15,870	—	103,772
Long-term debt, net of current maturities	295,931	1,369	5,317	—	302,617
Other long-term obligations and deferred credits	7,944	578	—	—	8,522
Deferred income taxes	—	12,536	—	—	12,536
Total liabilities	311,694	94,566	21,187	—	427,447

Minority interest in consolidated subsidiary	—	10,567	—	—	10,567

Stockholders' equity:
Common stock	37	—	—	—	37
Additional paid-in capital	265,453	542,194	38,736	(580,930)	265,453
Retained deficit	(192,564)	(172,341)	(12,402)	184,743	(192,564)
Treasury stock, at cost	(3,130)	—	—	—	(3,130)
Total stockholders' equity	69,796	369,853	26,334	(396,187)	69,796
Total liabilities and stockholders' equity	$381,490	$474,986	$47,521	$(396,187)	$507,810

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
Year ended December 31, 2008:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$685,421	$68,877	$—	$754,298
Cost of goods sold before depreciation, depletion and amortization	—	572,518	66,930	—	639,448
Goodwill and other asset impairments	—	135,612	19	—	135,631
Selling, general and administrative expenses	—	73,659	6,109	—	79,768
Depreciation, depletion and amortization	—	25,447	4,455	—	29,902
Loss from operations	—	(121,815)	(8,636)	—	(130,451)
Interest income	109	5	—	—	114
Interest expense	26,218	366	586	—	27,170
Other income, net	—	1,836	148	—	1,984
Loss before income tax provision (benefit) and minority interest	(26,109)	(120,340)	(9,074)	—	(155,523)
Income tax provision (benefit)	(9,138)	(10,539)	76	—	(19,601)
Minority interest in consolidated subsidiary	—	(3,625)	—	—	(3,625)
Equity earnings in subsidiary	(115,475)	(9,150)	—	124,625	—
Loss from continuing operations	(132,446)	(115,326)	(9,150)	124,625	(132,297)
Loss from discontinued operations, net of tax benefit of $81	—	(149)	—	—	(149)
Net loss	$(132,446)	$(115,475)	$(9,150)	$124,625	$(132,446)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2008:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(10,080)	$37,794	$1,964	$—	$29,678
Net cash provided by (used in) investing activities	—	(39,708)	192	—	(39,516)
Net cash provided by (used in) financing activities	10,080	(6,769)	(3,000)	—	311
Net decrease in cash and cash equivalents	—	(8,683)	(844)	—	(9,527)
Cash and cash equivalents at the beginning of the period	—	13,368	1,482	—	14,850
Cash and cash equivalents at the end of the period	$—	$4,685	$638	$—	$5,323

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet As of December 31, 2007:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Material Holdings, LLC	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$13,368	$1,482	$—	$14,850
Trade accounts receivable, net	—	90,763	11,849	—	102,612
Inventories	—	28,182	4,375	—	32,557
Deferred income taxes	—	10,937	—	—	10,937
Prepaid expenses	—	4,625	631	—	5,256
Other current assets	31	10,584	772	—	11,387
Assets held for sale	—	7,273	—	—	7,273
Total current assets	31	165,732	19,109	—	184,872
Property, plant and equipment, net	—	232,004	35,006	—	267,010
Goodwill	—	184,999	—	—	184,999
Investment in subsidiaries	502,426	35,484	—	(537,910)	—
Other assets	8,251	1,998	126	—	10,375
Total assets	$510,708	$620,217	$54,241	$(537,910)	$647,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$2,816	$356	$—	$3,172
Accounts payable	—	40,801	7,359	—	48,160
Accrued liabilities	13,932	28,659	2,820	—	45,411
Total current liabilities	13,932	72,276	10,535	—	96,743
Long-term debt, net of current maturities	283,807	3,299	8,222	—	295,328
Other long-term obligations and deferred credits	7,864	1,261	—	—	9,125
Deferred income taxes	—	26,763	—	—	26,763
Total liabilities	305,603	103,599	18,757	—	427,959

Minority interest in consolidated subsidiary	—	14,192	—	—	14,192

Stockholders' equity:
Common stock	39	—	—	—	39
Additional paid-in capital	267,817	559,292	38,736	(598,028)	267,817
Retained deficit	(60,118)	(56,866)	(3,252)	60,118	(60,118)
Treasury stock, at cost	(2,633)	—	—	—	(2,633)
Total stockholders' equity	205,105	502,426	35,484	(537,910)	205,105
Total liabilities and stockholders' equity	$510,708	$620,217	$54,241	$(537,910)	$647,256

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
Year ended December 31, 2007:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$721,777	$82,026	$—	$803,803
Cost of goods sold before depreciation, depletion and amortization	—	588,115	75,517	—	663,632
Goodwill and other asset impairments	—	81,993	249	—	82,242
Selling, general and administrative expenses	—	64,678	4,991	—	69,669
Depreciation, depletion and amortization	—	25,123	3,759	—	28,882
Loss from operations	—	(38,132)	(2,490)	—	(40,622)
Interest income	76	38	—	—	114
Interest expense	27,117	499	476	—	28,092
Other income, net	—	3,514	73	—	3,587
Loss before income tax provision (benefit) and minority interest	(27,041)	(35,079)	(2,893)	—	(65,013)
Income tax provision (benefit)	(4,222)	3,911	359	—	48
Minority interest in consolidated subsidiary	—	(1,301)	—	—	(1,301)
Equity earnings in subsidiary	(46,182)	(3,252)	—	49,434	—
Loss from continuing operations	(69,001)	(40,941)	(3,252)	49,434	(63,760)
Loss from discontinued operations, net of tax benefit of $81	—	(5,241)	—	—	(5,241)
Net loss	$(69,001)	$(46,182)	$(3,252)	$49,434	$(69,001)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2007:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$11,534	$40,811	$(8,007)	$—	$44,338
Net cash provided by (used in) investing activities	—	(34,232)	148	—	(34,084)
Net cash provided by (used in) financing activities	(11,534)	(1,015)	8,341	—	(4,208)
Net increase in cash and cash equivalents	—	5,564	482	—	6,046
Cash and cash equivalents at the beginning of the period	—	7,804	1,000	—	8,804
Cash and cash equivalents at the end of the period	$—	$13,368	$1,482	$—	$14,850

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.    QUARTERLY SUMMARY (unaudited)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2008
Revenue	$162,107	$206,047	$212,819	$173,325
Income (loss) from continuing operations(1)	(5,129)	3,303	1,722	(132,193)
Loss from discontinued operations(2)	(149)	—	—	—
Net income (loss)	(5,278)	3,303	1,722	(132,193)
Basic earnings (loss) per share(3) :
From continuing operations	$(0.13)	$0.09	$0.04	$(3.63)
From discontinued operations	(0.01)	—	—	—
Net income (loss)	$(0.14)	$0.09	$0.04	$(3.63)
Diluted earnings (loss) per share (3) :
From continuing operations	$(0.13)	$0.08	$0.04	$(3.63)
From discontinued operations	(0.01)	—	—	—
Net income (loss)	$(0.14)	$0.08	$0.04	$(3.63)

2007
Revenue	$157,494	$209,507	$238,086	$198,716
Income (loss) from continuing operations(1)	(5,224)	7,044	10,127	(75,707)
Loss from discontinued operations(2)	(505)	(220)	(83)	(4,433)
Net income (loss)	(5,729)	6,824	10,044	(80,140)
Basic and diluted earnings (loss) per share(3) :
From continuing operations	$(0.14)	$0.18	$0.26	$(1.97)
From discontinued operations	(0.01)	—	—	(0.12)
Net income (loss)	$(0.15)	$0.18	$0.26	$(2.09)

2006
Revenue	$124,920	$171,692	$234,700	$197,198
Income (loss) from continuing operations(1)	(2,290)	7,309	11,206	(23,528)
Income (loss) from discontinued operations	(411)	(106)	18	(288)
Net income (loss)	(2,701)	7,203	11,224	(23,816)
Basic earnings (loss) per share(3) :
From continuing operations	$(0.07)	$0.19	$0.30	$(0.61)
From discontinued operations	(0.01)	—	—	(0.01)
Net income (loss)	$(0.08)	$0.19	$0.30	$(0.62)
Diluted earnings (loss) per share (3) :
From continuing operations	$(0.07)	$0.19	$0.29	$(0.61)
From discontinued operations	(0.01)	—	—	(0.01)
Net income (loss)	$(0.08)	$0.19	$0.29	$(0.62)

(1)
The fourth quarter results include an impairment charge of $119.8 million, net of income taxes in 2008, $76.4 million, net of income taxes, in 2007 and $26.8 million, net of income taxes, in 2006, pursuant to our annual review of goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

(2)
In the fourth quarter of 2007, we discontinued the operations of three business units in certain markets.  The financial data for prior quarters of 2007 and 2006 have been restated to segregate the effects of the operations of those discontinued units.

(3)
We computed earnings (loss) per share (“EPS”) for each quarter using the weighted-average number of shares outstanding during the quarter, while EPS for the fiscal year is computed using the weighted-average number of shares outstanding during the year.  Thus, the sum of the EPS for each of the four quarters may not equal the EPS for the fiscal year.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended December 31, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our internal control over financial reporting, an evaluation of the design effectiveness of those controls and testing of the operating effectiveness of those controls. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2008.

The effectiveness of our control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

Not applicable.
PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2009 Annual Meeting of Stockholders (the “2009 Annual Proxy Statement”). We intend to file that definitive proxy statement with the SEC by April 30, 2009.

Item 10.    Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Annual Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11.    Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2009 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information this Item requires, please see the information (1) under the heading “Equity Compensation Plan Information” in Item 5 of this report and (2) under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Annual Proxy Statement, which is incorporated in this Item by this reference.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

 Item 13.    Certain Relationships and Related Transactions, and Director Independence

For the information this Item requires, please see the information under the heading “Certain Relationships and Related Transactions” in the 2009 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14.    Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm” in the 2009 Annual Proxy Statement, which is incorporated in this Item by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements on page 48 of this report.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our Consolidated Financial Statements or the notes thereto.

(3) Exhibits.
Exhibit Number	Description

2.1 *
—Asset Purchase Agreement dated as of December 5, 2005 by and among U.S. Concrete, Inc., Beall Concrete Enterprises, Ltd., Go-Crete, South Loop Development Corporation and John D. Yowell, Jr. (Form 10-K for year ended December 31, 2005 (File No. 000-26025), Exhibit 2.1).

2.2 *
—Stock Purchase Agreement dated as of June 27, 2006 by and among U.S. Concrete, Alliance Haulers, Inc., Alberta  Investments, Inc., Atlas Concrete Inc. and Wild Rose Holdings Ltd. (Form 8-K dated June 28, 2006 (File No. 000- 26025), Exhibit 2.1).

3.1 *	—Restated Certificate of Incorporation of U.S. Concrete dated May 9, 2006 (Form 8-K dated May 9, 2006 (File No. 000-26025), Exhibit 3.1).

3.2 *	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

4.1 *	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.2 *	—Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

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

4.5 *	—Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.7).

4.6 *	—Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

4.7 *
—First Supplemental Indenture among U.S. Concrete, the Existing Guarantors party thereto, the Additional Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of July 5, 2006, for the 8⅜% Senior Subordinated Notes due 2014 (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.1).

4.8 *
—Amended and Restated Credit Agreement dated as of June 30, 2006 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc. as administrative agent (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.3).

4.9 *
 —Amendment No. 1 to Amended and Restated Credit Agreement, effective as of March 2, 2007, among U.S. Concrete,  Inc., Citicorp North America, Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein (Form 10-Q for the quarter ended March 31, 2007 (file No. 000-20025), Exhibit 4.1).

4.10 *
—Amendment No. 2 to Amended and Restated Credit Agreement, effective as of November 9, 2007, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein (Form 8-K dated November 9, 2007 (File No. 000-26025), Exhibit 4.1).

4.11 *
—Amendment No. 3 to Amended and Restated Credit Agreement, dated as of July 11, 2008, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein (Form 8-K dated July 11, 2008 (File No. 000-26025), Exhibit 4.1).

4.12 *	—Credit Agreement, dated as of April 6, 2007, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2007 (File No. 000-26025), Exhibit 4.2).

4.13 *	—First Amendment to Credit Agreement, dated as of February 29, 2008, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank.

4.14 *
—Second Amendment to Credit Agreement, dated as of March 3, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank  (Form 10-Q for the quarter ended March 31, 2008 (File No. 000-26025), Exhibit 4.1).

4.15 *
—Third Amendment to Credit Agreement, dated as of March 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2008 (File No. 000-26025), Exhibit 4.2).

Exhibit Number	Description

4.16 *
—Fourth Amendment to Credit Agreement, dated as of May 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended June 30, 2008 (File No. 000-26025), Exhibit 4.2).

4.17 *
—Fifth Amendment to Credit Agreement, dated as of August 6, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank, and Comfort Letter in support of Superior Materials, LLC and BWB, LLC (Form 10-Q for the quarter ended June 30, 2008 (File No. 000-26025), Exhibit 4.3).

10.1 *†	—1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2 *†	—Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

10.3 *†	—Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.4 *†	—Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. effective May 17, 2005 (Proxy Statement relating to 2005 annual meeting of stockholders, Appendix B).

10.5 *†	—Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006 (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.5).

10.6 *†	—Amendment No. 5 to 1999 Incentive Plan of U.S. Concrete, Inc. dated March 7, 2007; effective January 1, 1999 (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8)).

10.7 *†	—Amendment No. 6 to 1999 Incentive Plan of U.S. Concrete, Inc. dated as of April 11, 2008 (Form 8-K dated April 11, 2008 (File No. 000-26025), Exhibit 10.1).

10.8 *	—U.S. Concrete 2000 Employee Stock Purchase Plan effective May 16, 2000 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix A).

10.9 *	—Amendment No. 1 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective December 16, 2005 (Form 8-K dated December 16, 2005 (File No. 000-26025), Exhibit 10.1).

10.10 *	—2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.11 *	—Amendment No. 1 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

10.12 *†	—Consulting Agreement dated February 23, 2007 by and between U.S. Concrete and Eugene P. Martineau (Form 8-K dated February 23, 2007 (File No. 000-26025), Exhibit 10.1).

10.13 *
—Contribution Agreement, dated as of March 26, 2007, by and among, BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, Kurtz Gravel Company, Superior Materials, Inc. USC Michigan, Inc., Edw. C. Levy Co. and Superior Joint Venture LLC (Form 8-K dated March 26, 2007 (File No. 000-26025), Exhibit 10.1).

10.14 *
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

10.15 *	—Guaranty dated as of April 1, 2007 by U.S. Concrete, Inc. in favor of Edw. C. Levy Co. and Superior Materials Holdings, LLC (Form 8-K dated April 1, 2007 (File No. 000-26025), Exhibit 10.2).

10.16 *†	—Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form 10K dated March 16, 2006 (File No. 000-26025) Exhibit 10.22).

10.17 *†	—Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.21).

10.18 *†	—Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.22).

10.19 *†	—Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.23).

Exhibit Number	Description

10.20 *†	—U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan, effective April 8, 2005 (Form 8-K dated April 8, 2005 (File No. 000-26025), Exhibit 10.1).

10.21 †	—U.S. Concrete, Inc. and Subsidiaries 2008 Annual Salaried Team Member Incentive Plan.

10.22 †	—U.S. Concrete, Inc. and Subsidiaries 2009 Annual Team Member Incentive Plan.

10.23 *†	—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael W. Harlan (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.1).

10.24 †	—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Michael W. Harlan.

10.25 *†	—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.2).

10.26 †	—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Robert D. Hardy.

10.27 *†	—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Thomas J. Albanese (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.3).

10.28 †	—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Thomas J. Albanese.

10.29 *†	—Severance Agreement, dated as of January 18, 2008, by and between U.S. Concrete, Inc. and William T. Albanese (Form 8-K dated January 18, 2008 (File No. 000-26025), Exhibit 10.1).

10.30 †	—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and William T. Albanese.

10.31 †	—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Terry Green.

10.32 †	—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Terry Green.

10.33 †	—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Scott Evans.

10.34 *†	—U.S. Concrete, Inc. 2008 Stock Incentive Plan (Form S-8 dated May 22, 2008 (Reg. No. 333-151338), Exhibit 4.6).

10.35 *†	—Form of Non-qualified Stock Option Award Agreement for Employees (Form S-8 (Reg. No. 333-151338), Exhibit 4.7).

10.36 *†	—Form of Non-Qualified Stock Option Award Agreement for Directors (Form S-8 (Reg. No. 333-151338), Exhibit 4.8).

10.37 *†	—Form of Restricted Stock Award Agreement for Officers and Key Employees (Form S-8 (Reg. No. 333- 151338), Exhibit 4.9).

10.38 *†	—Form of Restricted Stock Award Agreement for Employess (Form S-8 (Reg. 333-151338), Exhibit 4.10).

12 *	—Statement regarding computation of ratios (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8).

14 *	—U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

21	—Subsidiaries.

23	—Consent of independent registered public accounting firm.

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1	—Section 1350 Certification of Michael W. Harlan.

32.2	—Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 13, 2009	By:	/s/ Michael W. Harlan
Michael W. Harlan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2009.

Signature	Title

/s/ Michael W. Harlan	President and Chief Executive Officer and Director (Principal
Michael W. Harlan	Executive Officer)

/s/ Robert D. Hardy	Executive Vice President and Chief Financial Officer (Principal
Robert D. Hardy	Financial and Accounting Officer)

/s/ William T. Albanese	Regional Vice President – Northern California Region and
William T. Albanese	Director

/s/ John M. Piecuch	Director
John M. Piecuch

/s/ Vincent D. Foster	Director
Vincent D. Foster

/s/ T. William Porter	Director
T. William Porter

/s/ Mary P. Ricciardello	Director
Mary P. Ricciardello

/s/ Murray S. Simpson	Director
Murray S. Simpson

INDEX TO EXHIBITS
Exhibit Number	Description

2.1 *
—Asset Purchase Agreement dated as of December 5, 2005 by and among U.S. Concrete, Inc., Beall Concrete Enterprises, Ltd., Go-Crete, South Loop Development Corporation and John D. Yowell, Jr. (Form 10-K for year ended December 31, 2005 (File No. 000-26025), Exhibit 2.1).

2.2 *
—Stock Purchase Agreement dated as of June 27, 2006 by and among U.S. Concrete, Alliance Haulers, Inc., Alberta Investments, Inc., Atlas Concrete Inc. and Wild Rose Holdings Ltd. (Form 8-K dated June 28, 2006 (File No. 000- 26025), Exhibit 2.1).

3.1 *	—Restated Certificate of Incorporation of U.S. Concrete dated May 9, 2006 (Form 8-K dated May 9, 2006 (File No. 000-26025), Exhibit 3.1).

3.2 *	—Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

4.1 *	—Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).

4.2 *	—Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

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

4.5 *	—Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.7).

4.6 *	—Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.7).

4.7 *
—First Supplemental Indenture among U.S. Concrete, the Existing Guarantors party thereto, the Additional Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of July 5, 2006, for the 8⅜% Senior Subordinated Notes due 2014 (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.1).

4.8 *
—Amended and Restated Credit Agreement dated as of June 30, 2006 among U.S. Concrete, the Lenders and Issuers named therein and Citicorp North America, Inc. as administrative agent (Form 8-K dated June 29, 2006 (File No. 000-26025), Exhibit 4.3).

4.9 *
 —Amendment No. 1 to Amended and Restated Credit Agreement, effective as of March 2, 2007, among U.S. Concrete, Inc., Citicorp North America, Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein (Form 10-Q for the quarter ended March 31, 2007 (file No. 000-20025), Exhibit 4.1).

4.10 *
—Amendment No. 2 to Amended and Restated Credit Agreement, effective as of November 9, 2007, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein (Form 8-K dated November 9, 2007 (File No. 000-26025), Exhibit 4.1).

4.11 *
—Amendment No. 3 to Amended and Restated Credit Agreement, dated as of July 11, 2008, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein (Form 8-K dated July 11, 2008 (File No. 000-26025), Exhibit 4.1).

4.12 *	—Credit Agreement, dated as of April 6, 2007, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2007 (File No. 000-26025), Exhibit 4.2).

4.13 *	—First Amendment to Credit Agreement, dated as of February 29, 2008, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank.

4.14 *
—Second Amendment to Credit Agreement, dated as of March 3, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2008 (File No. 000-26025), Exhibit 4.1).

4.15 *
—Third Amendment to Credit Agreement, dated as of March 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2008 (File No. 000-26025), Exhibit 4.2).

4.16 *
—Fourth Amendment to Credit Agreement, dated as of May 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended June 30, 2008 (File No. 000-26025), Exhibit 4.2).

Exhibit Number	Description

4.17 *
—Fifth Amendment to Credit Agreement, dated as of August 6, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank, and Comfort Letter in support of Superior Materials, LLC and BWB, LLC (Form 10-Q for the quarter ended June 30, 2008 (File No. 000-26025), Exhibit 4.3).

10.1 *†	—1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2 *†	—Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

10.3 *†	—Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.4 *†	—Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. effective May 17, 2005 (Proxy Statement relating to 2005 annual meeting of stockholders, Appendix B).

10.5 *†	—Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006 (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.5).

10.6 *†	—Amendment No. 5 to 1999 Incentive Plan of U.S. Concrete, Inc. dated March 7, 2007; effective January 1, 1999 (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8)).

10.7 *†	—Amendment No. 6 to 1999 Incentive Plan of U.S. Concrete, Inc. dated as of April 11, 2008 (Form 8-K dated April 11, 2008 (File No. 000-26025), Exhibit 10.1).

10.8 *	—U.S. Concrete 2000 Employee Stock Purchase Plan effective May 16, 2000 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix A).

10.9 *	—Amendment No. 1 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective December 16, 2005 (Form 8-K dated December 16, 2005 (File No. 000-26025), Exhibit 10.1).

10.10 *	—2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.11 *	—Amendment No. 1 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

10.12 *†	—Consulting Agreement dated February 23, 2007 by and between U.S. Concrete and Eugene P. Martineau (Form 8-K dated February 23, 2007 (File No. 000-26025), Exhibit 10.1).

10.13 *
—Contribution Agreement, dated as of March 26, 2007, by and among, BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, Kurtz Gravel Company, Superior Materials, Inc. USC Michigan, Inc., Edw. C. Levy Co. and Superior Joint Venture LLC (Form 8-K dated March 26, 2007 (File No. 000-26025), Exhibit 10.1).

10.14 *
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

10.15 *	—Guaranty dated as of April 1, 2007 by U.S. Concrete, Inc. in favor of Edw. C. Levy Co. and Superior Materials Holdings, LLC (Form 8-K dated April 1, 2007 (File No. 000-26025), Exhibit 10.2).

10.16 *†	—Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form 10K dated March 16, 2006 (File No. 000-26025) Exhibit 10.22).

10.17 *†	—Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.21).

10.18 *†	—Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.22).

10.19 *†	—Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.23).

10.20 *†	—U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan, effective April 8, 2005 (Form 8-K dated April 8, 2005 (File No. 000-26025), Exhibit 10.1).

Exhibit Number	Description

10.21 †	—U.S. Concrete, Inc. and Subsidiaries 2008 Annual Salaried Team Member Incentive Plan.

10.22 †	—U.S. Concrete, Inc. and Subsidiaries 2009 Annual Team Member Incentive Plan.

10.23 *†	—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael W. Harlan (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.1).

10.24 †	—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Michael W. Harlan.

10.25 *†	—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.2).

10.26 †	—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Robert D. Hardy.

10.27 *†	—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Thomas J. Albanese (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.3).

10.28 †	—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Thomas J. Albanese.

10.29 *†	—Severance Agreement, dated as of January 18, 2008, by and between U.S. Concrete, Inc. and William T. Albanese (Form 8-K dated January 18, 2008 (File No. 000-26025), Exhibit 10.1).

10.30 †	—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and William T. Albanese.

10.31 †	—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Terry Green.

10.32 †	—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Terry Green.

10.33 †	—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Scott Evans.

10.34 *†	—U.S. Concrete, Inc. 2008 Stock Incentive Plan (Form S-8 dated May 22, 2008 (Reg. No. 333-151338), Exhibit 4.6).

10.35 *†	—Form of Non-qualified Stock Option Award Agreement for Employees (Form S-8 (Reg. No. 333-151338), Exhibit 4.7).

10.36 *†	—Form of Non-Qualified Stock Option Award Agreement for Directors (Form S-8 (Reg. No. 333-151338), Exhibit 4.8).

10.37 *†	—Form of Restricted Stock Award Agreement for Officers and Key Employees (Form S-8 (Reg. No. 333- 151338), Exhibit 4.9).

10.38 *†	—Form of Restricted Stock Award Agreement for Employess (Form S-8 (Reg. 333-151338), Exhibit 4.10).

12 *	—Statement regarding computation of ratios (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8).

14 *	—U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

21	—Subsidiaries.

23	—Consent of independent registered public accounting firm.

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.

32.1	—Section 1350 Certification of Michael W. Harlan.

32.2	—Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.