Form 10-Q
period 2009-03-31
US CONCRETE INC
filed 2009-05-08
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

Commission File Number 000-26025

U.S. CONCRETE, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

IRS Employer Identification No. 76-0586680

2925 Briarpark, Suite 1050
Houston, Texas 77042
(Address of principal executive offices, including zip code)
(713) 499-6200
(Registrant’s telephone number, including area code)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on May 7, 2009, U.S. Concrete, Inc. had 37,173,699 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 546,003).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,342	$5,323
Trade accounts receivable, net	76,645	100,269
Inventories	31,269	32,768
Deferred income taxes	13,484	11,576
Prepaid expenses	5,807	3,519
Other current assets	10,518	13,801
Total current assets	148,065	167,256
Property, plant and equipment, net	270,270	272,769
Goodwill	59,197	59,197
Other assets	7,926	8,588
Total assets	$485,458	$507,810

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,964	$3,371
Accounts payable	35,860	45,920
Accrued liabilities	56,103	54,481
Total current liabilities	93,927	103,772
Long-term debt, net of current maturities	299,588	302,617
Other long-term obligations and deferred credits	8,532	8,522
Deferred income taxes	13,663	12,536
Total liabilities	415,710	427,447

Commitments and contingencies (Note 10)

Equity:
Preferred stock	–	–
Common stock	38	37
Additional paid-in capital	266,004	265,453
Retained deficit	(202,018)	(192,564)
Treasury stock, at cost	(3,252)	(3,130)
Total stockholders’ equity	60,772	69,796
Non-controlling interest (Note 1)	8,976	10,567
Total equity	69,748	80,363
Total liabilities and equity	$485,458	$507,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue	$117,300	$162,107
Cost of goods sold before depreciation, depletion and amortization	103,522	141,291
Selling, general and administrative expenses	16,078	18,131
Depreciation, depletion and amortization	7,456	6,878
Loss from operations	(9,756)	(4,193)
Interest income	6	74
Interest expense, net	6,774	6,780
Gain on purchases of senior subordinated notes	4,493	–
Other income, net	349	622
Loss from continuing operations before income tax benefit	(11,682)	(10,277)
Income tax benefit	(637)	(3,104)
Loss from continuing operations	(11,045)	(7,173)
Loss from discontinued operations (net of tax benefit of $81 in 2008)	–	(149)
Net loss	(11,045)	(7,322)
Net loss attributable to non-controlling interest	1,591	2,044
Net loss attributable to stockholders	$(9,454)	$(5,278)

Loss per share attributable to stockholders – Basic and diluted:
Loss from continuing operations	$(0.26)	$(0.13)
Loss from discontinued operations, net of income tax benefit	–	(0.01)
Net loss	$(0.26)	$(0.14)

Basic and diluted weighted average shares outstanding	36,844	38,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional			Non-
	Shares	Par Value	Paid-In Capital	Retained Deficit	Treasury Stock	Controlling Interest	Total Equity
BALANCE, December 31, 2008	36,793	$37	$265,453	$(192,564)	$(3,130)	$10,567	$80,363
Stock-based compensation	497	1	551	–	–	–	552
Purchase of treasury shares	(77)	–	–	–	(122)	–	(122)
Cancellation of shares	(29)	–	–	–	–	–	–
Net loss	–	–	–	(9,454)	–	(1,591)	(11,045)
BALANCE, March 31, 2009	37,184	$38	$266,004	$(202,018)	$(3,252)	$8,976	$69,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,045)	$(7,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	7,456	6,878
Debt issuance cost amortization	411	398
Gain on purchases of senior subordinated notes	(4,493)	–
Net gain on sale of assets	(463)	(437)
Deferred income taxes	(781)	(3,315)
Provision for doubtful accounts	268	458
Stock-based compensation	552	697
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	23,356	10,401
Inventories	1,499	(327)
Prepaid expenses and other current assets	995	2,449
Other assets and liabilities	54	(137)
Accounts payable and accrued liabilities	(7,678)	(5,276)
Net cash provided by operations	10,131	4,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment, net of disposals	(4,427)	(5,561)
Payments for acquisitions	(750)	(1,822)
Disposals of business units	–	7,583
Other investing activities	–	212
Net cash provided by (used in) investing activities	(5,177)	412

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	29,432	2,529
Repayments of borrowings	(26,460)	(1,406)
Purchases of senior subordinated notes	(2,785)	–
Purchase of treasury shares	(122)	(436)
Debt issuance costs	–	(11)
Net cash provided by financing activities	65	676
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,019	5,555
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,323	14,850
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,342	$20,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  We include in our condensed consolidated financial statements the results of operations, balance sheets and cash flows of our 60%-owned Michigan subsidiary, Superior Materials Holdings, LLC.  We reflect the minority owner’s 40% interest in income, net assets and cash flows of that subsidiary as non-controlling interest in consolidated subsidiary in our condensed consolidated financial statements.  Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of our results expected for the year ending December 31, 2009. We have made certain reclassifications to prior period amounts to conform to the current period presentation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

For a description of our accounting policies, see Note 1 of the consolidated financial statements in the 2008 Form 10-K, as well as Note 12 below.

3.    DISCONTINUED OPERATIONS

In the first quarter of 2008, we sold our ready-mix concrete business unit headquartered in Memphis, Tennessee.  This unit was part of our ready-mixed concrete and concrete-related products segment.  We classified this business unit as discontinued operations beginning in the fourth quarter of 2007 and we have presented the results of operations, net of tax, as discontinued operations in the accompanying condensed consolidated statements of operations.  The results of discontinued operations included in the accompanying condensed consolidated statements of operations were as follows for the three months ended March 31, 2008 (in thousands):

Three Months Ended March 31, 2008

Revenue	$671
Operating expenses	1,395
Gain on disposal of assets	(494)
Loss from discontinued operations, before income tax benefit	(230)
Income tax benefits from discontinued operations	(81)
Loss from discontinued operations, net of tax	$(149)

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2008, we paid $1.4 million of contingent purchase consideration related to real estate acquired pursuant to the acquisition of Builders’ Redi-Mix, Inc. in January 2003.

In January 2008, we acquired a ready-mixed concrete operation in Staten Island, New York.  We used cash-on-hand to fund the purchase price of approximately $1.8 million.

In October 2007, we acquired the operating assets, including working capital and real property, of Architectural Precast, LLC (“API”), a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the mid-Atlantic region, for approximately $14.5 million plus a $1.5 million contingency payment based on the future earnings of API.  For the twelve-month period ended September 30, 2008, API attained 50% of its established earnings target, and we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers in the first quarter of 2009 in partial satisfaction of our contingent payment obligation.

The pro forma impacts of our 2008 acquisitions have not been included due to the fact that they were immaterial to our financial statements individually and in the aggregate.

5.     INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2009	2008
Raw materials	$17,154	$18,100
Precast products	7,897	8,353
Building materials for resale	2,961	2,922
Repair parts	3,257	3,393
	$31,269	$32,768

6.    DEBT

A summary of debt is as follows (in thousands):
	March 31,	December 31,
	2009	2008
Senior secured credit facility due 2011	$13,000	$11,000
8⅜% senior subordinated notes due 2014	276,638	283,998
Notes payable	3,612	5,411
Superior Materials Holdings, LLC secured credit facility due 2010	6,368	5,149
Superior Materials Holding, LLC subordinated debt to minority partner	1,608	–
Capital leases	326	430
	301,552	305,988
Less: current maturities	1,964	3,371
	$299,588	$302,617

Senior Secured Credit Facility

On June 30, 2006, we entered into a credit agreement (the “Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004.  The Credit Agreement, as amended to date, provides for a revolving credit facility of up to $150 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At March 31, 2009, we had borrowings of $13.0 million under this facility. We pay interest on borrowings at either the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate (3.75% at March 31, 2009) plus 0.25% per annum.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.  The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the senior secured credit facility.  A material adverse change is defined as a material adverse change in any of (a) the condition (financial or otherwise), business, performance, prospects, operations or properties of us and our Subsidiaries, taken as a whole, (b) our ability and the ability of our guarantors, taken as a whole, to perform the respective obligations under the Credit Agreement and ancillary documents or (c) the rights and remedies of the administrative agent, the lenders or the issuers to enforce the Credit Agreement and ancillary documents.  At March 31, 2009, the amount of the available credit was approximately $62.8 million, net of outstanding revolving credit borrowings of $13.0 million and outstanding letters of credit of approximately $11.6 million.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of our 60%-owned Michigan subsidiary.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.  As of March 31, 2009, we were in compliance with our financial covenants under the Credit Agreement.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% senior subordinated notes due April 1, 2014 (the “8⅜% Notes”).  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility.  In July 2006, we issued $85 million of additional 8⅜% Notes.  During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of our 8⅜% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open market transactions after writing off $0.1 million of previously deferred financing costs and original issue discount associated with the pro-rata amount of the 8⅜% Notes purchased. Subsequent to March 31, 2009, we purchased an additional $5.0 million principal amount of our 8⅜% Notes for approximately $2.0 million. This resulted in a gain of approximately $2.9 million in April 2009.

All of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% Notes.

The indenture governing the 8⅜% Notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets.  After March 31, 2009, we may redeem all or a part of the 8⅜% Notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter.  The indenture requires us to offer to repurchase (1) an aggregate principal amount of the 8⅜% Notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt, and (2) all the 8⅜% Notes following the occurrence of a change of control.  The Credit Agreement would prohibit these repurchases.

As a result of restrictions contained in the indenture relating to the 8⅜% Notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under the Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense.

Superior Materials Holdings, LLC Credit Facility and Subordinated Debt

Superior Materials Holdings, LLC has a separate credit agreement that provides for a revolving credit facility.  The credit agreement, as amended, allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of March 31, 2009, there was $6.4 million in outstanding borrowings under the revolving credit facility, and the amount of available credit was approximately $1.5 million. Letters of credit outstanding at March 31, 2009 were $2.8 million which reduces the amount available under the credit facility.

Currently, borrowings have an annual interest rate at Superior Materials Holdings, LLC’s option of either, LIBOR plus 4.25% or prime rate plus 2.00%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The credit agreement contains covenants restricting, among other things, Superior Materials Holdings, LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  During the trailing twelve months ended March 31, 2009, the credit agreement required a threshold EBITDA of $(4.0) million. As of March 31, 2009, Superior Materials Holdings, LLC was in compliance with its financial covenants under the credit agreement.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior Materials Holdings, LLC credit agreement. However, in connection with the recent amendment of the revolving credit facility, Superior Materials Holdings, LLC’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy’s credit agreement would constitute an event of default.  Furthermore, U.S. Concrete agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior Materials Holdings, LLC.  In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million under this agreement in lieu of payment of related party payables. Additionally, the minority partner, Edw. C. Levy, provided $1.6 million of subordinated debt capital to fund operations. The subordinated debt with U.S. Concrete is eliminated in consolidation.  There is no interest due on each note and each note matures on May 1, 2010.

7.  INCOME TAXES

There were no income tax payments made during the first three months of 2009. For the three months ended March 31, 2008 our income tax payments were approximately $0.1 million.

In accordance with applicable generally accepted accounting principles, we estimate the effective tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, which may vary in subsequent interim periods if our estimates change.  Our effective tax benefit rate for the three months ended March 31, 2009 was approximately 5.5%, compared to 30.2% for the three months ended March 31, 2008.  Although we are in a taxable loss position, certain state taxes are calculated on bases different than pre-tax loss (such as gross receipts). This results in us recording income tax expense for these states, which lowered the effective benefit rate for the three months ended March 31, 2009 compared to the statutory rate.  The effect of these state taxes is more profound given the small annual tax loss benefits we expect based on our projected level of pre-tax loss for 2009.

8.    STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	March 31,	December 31,
	2009	2008
Shares authorized	60,000	60,000
Shares outstanding at end of period	37,184	36,793
Shares held in treasury	536	459

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which were issued or outstanding as of March 31, 2009 and December 31, 2008.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 77,000 shares during the three months ended March 31, 2009, at a total value of $0.1 million, and we accounted for those shares as treasury stock.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock.  The Board modified the repurchase plan in October 2008 to slightly increase the aggregate number of shares authorized for repurchase.  The plan permitted the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws.  As of December 31, 2008, we had repurchased and subsequently cancelled 3,148,405 shares with an aggregate value of $6.6 million and completed the repurchase program. Based on restrictions contained in our indenture governing our 8⅜% Notes, we are currently prohibited from making additional share repurchases.

9.    SHARES USED IN COMPUTING NET LOSS PER SHARE

            The following table summarizes the number of shares (in thousands) of common stock we have used, on a weighted-average basis, in calculating basic and diluted net loss per share attributable to stockholders:

	Three Months Ended March 31,
	2008	2008
Basic weighted average common shares outstanding	36,844	38,587
Effect of dilutive stock options and awards	—	—
Diluted weighted average common shares outstanding	36,844	38,587

For the three-month period ended March 31, we excluded stock options and awards covering 3.5 million shares in 2009 and 2.0 million shares in 2008 from the computation of the net loss per share because their effect would have been antidilutive.

10.  COMMITMENTS AND CONTINGENCIES

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.  As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes.  In each reporting period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we record a liability reflecting either the low end of our range or a specific estimate, if we believe a specific estimate to be likely based on current information.  At March 31, 2009, we have accrued $4.1 million for potential damages associated with four separate class actions pending against us in Alameda Superior Court (California). The class actions were filed between April 6, 2007 and September 27, 2007 on behalf of various Central Concrete Supply Company, Inc. (“Central”) ready-mixed concrete and transport drivers, alleging primarily that Central failed to provide meal and rest breaks as required under California law. We have entered into settlements with one of the classes and a number of individual drivers. Our accrual is based on those prior settlement values.  While there can be no assurance that we will be able to fully resolve the remaining class actions without exceeding this existing accrual, based on information available to us as of March 31, 2009, we believe our existing accrual for these matters is reasonable.

We received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of approximately $1.3 million in May 2008 as our allocable share of the minimum funding deficiencies.  We are evaluating several options to minimize our exposure, including transferring our assets and liabilities into another plan.  We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands, because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees, are variable, as are actual investment returns relative to the plan assumptions.

Currently, there are no material product defects claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to products defects claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defects claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defects claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defects claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defects claims related to ready-mixed concrete we have delivered prior to March 31, 2009.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2009.

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

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $32.4 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

11.    SEGMENT INFORMATION

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

We account for inter-segment revenue at market prices.  Segment operating profit consists of net revenue less operating expense, including certain operating overhead directly related to the operation of the specific segment.  Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to operations and are excluded from segment operating profit.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenue:
Ready-mixed concrete and concrete-related products	$106,997	$148,826
Precast concrete products	13,508	16,561
Inter-segment revenue	(3,205)	(3,280)
Total revenue	$117,300	$162,107

Segment Operating Loss:
Ready-mixed concrete and concrete-related products	$(5,245)	$(424)
Precast concrete products	(9)	1,809
Gain on purchases of senior subordinated notes	4,493	–
Unallocated overhead and other income	807	612
Corporate:
Selling, general and administrative expenses	4,960	5,568
Interest expense, net	6,768	6,706
Loss before income taxes and non-controlling interest	$(11,682)	$(10,277)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$6,223	$6,229
Precast concrete products	727	524
Corporate	506	125
Total depreciation, depletion and amortization	$7,456	$6,878

Sales by Product:
Ready-mixed concrete	$95,504	$131,007
Precast concrete products	13,559	16,764
Building materials	1,814	3,259
Aggregates	3,427	6,594
Other	2,996	4,483
Total sales	$117,300	$162,107

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$6,627	$4,811
Precast concrete products	39	935
Total capital expenditures	$6,666	$5,746

	As of March 31, 2009	As of December 31, 2008
Total Assets:
Ready-mixed concrete and concrete-related products	$362,546	$390,843
Precast concrete products	56,254	58,600
Corporate	66,658	58,367
Total assets	$485,458	$507,810

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  This FSP is effective for fiscal years beginning after December 15, 2008 and is applied retrospectively.  The adoption of FSP EITF 03-6-1 did not have a material effect on our financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for our first quarter 2009 financial statements.  The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The initial application of FAS 157 is limited to financial assets and liabilities and became effective on January 1, 2008.  The impact of the initial application of FAS 157 was not material.  On January 1, 2009, we adopted FAS 157 on a prospective basis for non-financial assets and liabilities that are not measured at fair value on a recurring basis.  The application of FAS 157 to our non-financial assets and liabilities will primarily be limited to assets acquired and liabilities assumed in a business combination, asset retirement obligations and asset impairments, including goodwill and long-lived assets.  The application of FAS 157 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the entity acquired and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51,” which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.  We adopted SFAS No. 160 in the first quarter of 2009 and have included the non-controlling interest in our 60% owned Michigan subsidiary as a component of equity on the condensed consolidated balance sheets and have included net loss attributable to non-controlling interest in our consolidated net loss.

 13.    FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding our Michigan 60%-owned subsidiary, Superior Materials Holdings, LLC and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt.  We directly or indirectly own 100% of each subsidiary guarantor.  The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, Inc., the parent company and its subsidiary guarantors (including minor subsidiaries), our 60%-owned Michigan non-guarantor subsidiary and our total company, as of and for the three months ended March 31, 2009.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2009:
	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Material Holdings, LLC	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$–	$10,338	$4	$–	$10,342
Trade accounts receivable, net.	–	69,898	6,747	–	76,645
Inventories	–	27,308	3,961	–	31,269
Deferred income taxes	–	13,484	–	–	13,484
Prepaid expenses	–	4,646	1,161	–	5,807
Other current assets	4,886	5,455	177	–	10,518
Total current assets	4,886	131,129	12,050	–	148,065
Property, plant and equipment, net	–	240,818	29,452	–	270,270
Goodwill	–	59,197	–	–	59,197
Investment in Subsidiaries	361,189	22,357	–	(383,546)	–
Other assets	6,158	1,691	77	–	7,926
Total assets	$372,233	$455,192	$41,579	$(383,546)	$485,458

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$829	$874	$261	$–	$1,964
Accounts payable	–	30,241	5,619	–	35,860
Accrued liabilities	12,308	40,907	2,888	–	56,103
Total current liabilities	13,137	72,022	8,768	–	93,927
Long-term debt, net of current maturities	290,360	(1,226)	10,454	–	299,588
Other long-term obligations and deferred credits	7,964	568	–	–	8,532
Deferred income taxes	–	13,663	–	–	13,663
Total liabilities	311,461	85,027	19,222	–	415,710

Equity:
Common stock	38	–	–	–	38
Additional paid-in capital	266,004	541,620	38,736	(580,356)	266,004
Retained deficit	(202,018)	(180,431)	(16,379)	196,810	(202,018)
Treasury stock, at cost	(3,252)	–	–	–	(3,252)
Total stockholders’ equity	60,772	361,189	22,357	(383,546)	60,772
Non-controlling interest	–	8,976	–	–	8,976
Total equity	60,772	370,165	22,357	(383,546)	69,748
Total liabilities and equity	$372,233	$455,192	$41,579	$(383,546)	$485,458

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2009:
	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)

Revenue	$–	$111,977	$5,323	$–	$117,300
Cost of goods sold before depreciation, depletion and amortization	–	96,516	7,006	–	103,522
Selling, general and administrative expenses	–	14,908	1,170	–	16,078
Depreciation, depletion and amortization	–	6,500	956	–	7,456
Loss from operations	–	(5,947)	(3,809)	–	(9,756)
Interest income	3	3	–	–	6
Interest expense	6,594	59	121	–	6,774
Gain on purchase of senior subordinated notes	4,493	–	–	–	4,493
Other income, net	–	321	28	–	349
Loss before income tax provision (benefit)	(2,098)	(5,682)	(3,902)	–	(11,682)
Income tax provision (benefit)	(734)	22	75	–	(637)
Equity earnings in subsidiary	(8,090)	(3,977)	–	12,067	–
Loss from continuing operations	(9,454)	(9,681)	(3,977)	12,067	(11,045)
Loss from discontinued operations, net of tax	–	–	–	–	–
Net loss	(9,454)	(9,681)	(3,977)	12,067	(11,045)
Net loss attributable to non-controlling interest	–	(1,591)	–	–	(1,591)
Net loss attributable to stockholders	$(9,454)	$(8,090)	$(3,977)	$12,067	$(9,454)

1Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2009:
	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$5,682	$10,530	$(6,081)	$–	$10,131
Net cash provided by (used in) investing activities	–	(5,487)	310	–	(5,177)
Net cash provided by (used in) financing activities	(5,682)	610	5,137	–	65
Net increase (decrease) in cash and cash equivalents	–	5,653	(634)	–	5,019
Cash and cash equivalents at the beginning of the period	–	4,685	638	–	5,323
Cash and cash equivalents at the end of the period	$–	$10,338	$4	$–	$10,342

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Balance Sheet
As of December 31, 2008:

	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Material Holdings, LLC	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$–	$4,685	$638	$–	$5,323
Trade accounts receivable, net.	–	89,483	10,786	–	100,269
Inventories	–	28,438	4,330	–	32,768
Deferred income taxes	–	11,576	–	–	11,576
Prepaid expenses	–	3,178	341	–	3,519
Other current assets	4,886	7,977	938	–	13,801
Assets held for sale	–	–	–	–	–
Total current assets	4,886	145,337	17,033	–	167,256
Property, plant and equipment, net	–	242,371	30,398	–	272,769
Goodwill	–	59,197	–	–	59,197
Investment in Subsidiaries	369,853	26,334	–	(396,187)	–
Other assets	6,751	1,747	90	–	8,588
Total assets	$381,490	$474,986	$47,521	$(396,187)	$507,810

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$819	$2,291	$261	$–	$3,371
Accounts payable	–	32,870	13,050	–	45,920
Accrued liabilities	7,000	44,922	2,559	–	54,481
Total current liabilities	7,819	80,083	15,870	–	103,772
Long-term debt, net of current maturities	295,931	1,369	5,317	–	302,617
Other long-term obligations and deferred credits	7,944	578	–	–	8,522
Deferred income taxes	–	12,536	–	–	12,536
Total liabilities	311,694	94,566	21,187	–	427,447

Equity:
Common stock	37	–	–	–	37
Additional paid-in capital	265,453	542,194	38,736	(580,930)	265,453
Retained deficit	(192,564)	(172,341)	(12,402)	184,743	(192,564)
Treasury stock, at cost	(3,130)	–	–	–	(3,130)
Total stockholders’ equity	69,796	369,853	26,334	(396,187)	69,796
Non-controlling interest	–	10,567	–	–	10,567
Total equity	69,796	380,420	26,334	(396,187)	80,363
Total liabilities and equity	$381,490	$474,986	$47,521	$(396,187)	$507,810

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2008:

	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Revenue	$–	$155,649	$6,458	$–	$162,107
Cost of goods sold before depreciation, depletion and amortization	–	132,408	8,883	–	141,291
Selling, general and administrative expenses	–	16,734	1,397	–	18,131
Depreciation, depletion and amortization	–	5,760	1,118	–	6,878
Loss from operations	–	747	(4,940)	–	(4,193)
Interest income	72	2	–	–	74
Interest expense	6,502	130	148	–	6,780
Gain on purchase of senior subordinated notes	–	–	–	–	–
Other income, net	–	570	52		622
Loss before income tax provision (benefit)	(6,430)	1,189	(5,036)	–	(10,277)
Income tax provision (benefit)	(2,251)	(928)	75	–	(3,104)
Equity earnings in subsidiary	(1,099)	(5,111)	–	6,210	–
Loss from continuing operations	(5,278)	(2,994)	(5,111)	6,210	(7,173)
Loss from discontinued operations, net of tax	–	(149)	–	–	(149)

Net loss	(5,278)	(3,143)	(5,111)	6,210	(7,322)
Net loss attributable to non-controlling interest	–	(2,044)	–	–	(2,044)
Net loss attributable to stockholders	$(5,278)	$(1,099)	$(5,111)	$6,210	$(5,278)

1 Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2008:

	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(1,953)	$7,592	$(1,172)	$–	$4,467
Net cash provided by (used in) investing activities	–	127	285	–	412
Net cash provided by (used in) financing activities	1,953	(692)	(585)	–	676
Net increase (decrease) in cash and cash equivalents	–	7,027	(1,472)	–	5,555
Cash and cash equivalents at the beginning of the period	–	13,368	1,482	–	14,850
Cash and cash equivalents at the end of the period	$–	$20,395	$10	$–	$20,405

1 Including minor subsidiaries without operations or material assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from the forward-looking statements in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Risk Factors” in Item 1A of Part I in the 2008 Form 10-K, and “—Risks and Uncertainties” below. For a discussion of our commitments not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part I in the 2008 Form 10-K. We assume no obligation to update these forward-looking statement,; except as required by applicable law.

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

Precast Concrete Products. Our precast concrete products segment engages principally in the production, distribution and sale of precast concrete products from our seven plants located in California, Arizona and Pennsylvania.  From these facilities, we produce precast concrete structures such as utility vaults, manholes and other wastewater management products, specialty engineered structures, pre-stressed bridge girders, concrete piles, curb-inlets, catch basins, retaining and other wall systems, custom designed architectural products and other precast concrete products.

Our Markets: Pricing and Demand Trends

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

Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions, including the ongoing credit and U.S. recessionary conditions impacting all our markets.  In addition, our business is impacted by seasonal variations in weather conditions, which vary by regional market.  Accordingly, demand for our products and services during the winter months is typically lower than other months of the year because of inclement weather.  Also, sustained periods of inclement weather could cause the delay of construction projects during other times of the year.

For the first three months of 2009, our average sales price increased 2.5% compared to the same time period in 2008. We experienced notable pricing improvements in our north Texas, west Texas, Michigan and Washington, D.C. markets, and a pricing decline in our New Jersey market, as compared to the first quarter of 2008. Pricing in our northern California market was flat compared to the three months ended March 31, 2008.  Certain price increases we previously announced were realized in the first quarter of 2009; however, the sustainability of the benefits from these or any future increases will depend on market conditions and whether such increases exceed any raw material and other cost increases.

We continued to experience declines in the demand for our products during the first quarter of 2009, primarily in our residential and commercial end-use markets.  Ready-mixed concrete sales volumes generally began to decline during the early summer of 2006 and continued to decline throughout 2007 and 2008.  This decline reflects a sustained downward trend in residential construction activity and commercial projects in many of our markets.  The overall construction downturn, in both residential and commercial end-use markets, resulted in ready-mixed concrete sales volumes being down on a same-plant-sales basis in our major markets, as compared to the first quarter of 2008.  We expect ready-mixed concrete sales volumes in 2009 to be lower than sales volumes achieved in 2008 because of continued sluggishness in the residential and commercial end-use construction markets, which continues to be exacerbated by the financial crisis and U.S. recession.

Demand for our products in our precast concrete products segment also decreased in the first quarter of 2009 as compared to the first quarter of 2008.  This decline is reflective of the decline in residential construction starts in our northern California and Phoenix, Arizona markets, where our precast business has been heavily weighted toward products used in new residential construction projects. Additionally, lower commercial construction spending in the mid-Atlantic market has affected this segment.

Sustaining or improving our operating margins in the future will depend on market conditions, including the impact of continued weakness in the residential and commercial construction sectors and the uncertainty of public works projects in light of state budgetary shortfalls and the U.S. economic recession.  The impact of the American Recovery and Reinvestment Act passed by the U.S. government in 2009 on our sales volumes, operating margins and liquidity remains uncertain.

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

We negotiate cement and aggregates pricing with suppliers both on a company-wide basis and at the local market level in an effort to obtain the most competitive pricing available. Due to the severe slowdown in residential housing starts and decreased demand in other construction activity, combined with increased U.S. cement capacity, we did not experience cement shortages during the first quarter of 2009 and we do not expect to experience cement shortages for the remainder of the year. Cement price increases for 2009 that our suppliers announced in late 2008 have not occurred in many of our markets, and price increases in certain markets realized by our cement suppliers have been significantly lower than previous changes. We have realized cement cost decreases in certain markets in the first quarter of 2009 and expect cement prices to be flat or lower throughout 2009.

Overall, aggregates pricing in the first quarter of 2009 remained relatively flat with the first quarter of 2008. However, prices by market and for specific types of aggregates varied.  Currently, in most of our markets, we believe there is an adequate supply of aggregates.  Should demand for aggregates increase significantly, we could experience escalating prices or shortages of aggregates.  On average, we expect our aggregates costs to be flat or up modestly over 2008 aggregates costs. Fuel charges have declined substantially for the first three months of 2009, compared to the first three months of 2008, due to lower diesel fuel prices.

Acquisitions

Since our inception in 1999, our growth strategy has contemplated acquisitions.  The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved, can affect our operations and results.  We expect the rate of our acquisitions in 2009 to be significantly lower than in prior years due to the global credit crisis, our limited available capital and ongoing recessionary conditions in the United States.  Our recent acquisitions are discussed briefly below.

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

Superior Materials Joint Venture. In April 2007, we formed a jointly owned company (Superior Materials Holdings, LLC) with the Edw. C. Levy Co., which operates in Michigan.  Under the contribution agreement, we contributed substantially all of our ready-mixed concrete and concrete-related products assets, except our quarry assets and working capital, in Michigan, in exchange for a 60% ownership interest.  The Edw. C. Levy Co. contributed all of its Michigan ready-mixed concrete and related concrete products assets, its 24,000-ton cement terminal and $1.0 million for a 40% ownership interest.

Precast Concrete Products Segment

Pomeroy.  In August 2008, we paid $2.5 million to acquire a precast operation to augment our existing precast operations in San Diego, California.  We used borrowings under our existing credit facility to fund the payment of the purchase price.

Architectural Precast, LLC (“API”).  In October 2007, we acquired the operating assets, including working capital and real property, of API, a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the mid-Atlantic region, for approximately $14.5 million plus a $1.5 million contingent payment based on the future earnings of API.  For the twelve-month period ended September 30, 2008, API attained 50% of its established earnings target, and we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers in the first quarter of 2009 in partial satisfaction of our contingent payment obligation.

Divestitures

In the fourth quarter of 2007, we began to implement our strategy of exiting markets that do not meet our performance and return criteria or fit our long-term strategic objectives.  We sold our Knoxville, Tennessee and Wyoming, Delaware operations in November 2007 for $16.5 million, plus certain adjustments for working capital.  In addition, we sold our Memphis, Tennessee operations for $7.2 million, plus the payment for certain inventory-on-hand at closing in January 2008 (See Note 3 to our condensed consolidated financial statements included in this report).

Risks and Uncertainties

Numerous factors could affect our future operating results, including those discussed under the heading “Risk Factors” in Item 1A of Part I of the 2008 Form 10-K and the following factors:

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

During the second half of 2007, we began a process to select a new enterprise resource planning solution to provide for enhanced control, business efficiency and effectiveness, more timely and consistent reporting of both operational and financial data, and provide a platform to more adequately support our long-term growth plans.  In the fourth quarter of 2007, a plan of implementation was approved which included a phased implementation across our regions during the course of 2008 and into early 2009.  This implementation was substantially completed during the first quarter of 2009.  System problems or failures related to the finalization of this implementation could adversely affect our financial reporting.

Tax Liabilities. We are subject to federal, state and local income taxes, applicable to corporations generally, as well as other taxes not based on income. Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of business, we make calculations in which the ultimate tax determination is uncertain. We are also, from time to time, under audit by state and local tax authorities. Although we can provide no assurance that the final determination of our tax liabilities will not differ from what our historical income tax provisions and accruals reflect, we believe our tax estimates are reasonable.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2008 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of the allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes, inventory obsolescence reserves and the valuation and useful lives of property, plant and equipment. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2008 Form 10-K for a discussion of these accounting policies.  See Note 12 to the condensed consolidated financial statements in Part I of this report for a discussion of recent accounting pronouncements and accounting changes.

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except for selling prices) and that information as a percentage of sales for each of the periods indicated.

	Three Months Ended March 31,
	2009		2008
	(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$106,997	91.2%	$148,826	91.8%
Precast concrete products	13,508	11.5	16,561	10.2
Inter-segment revenue	(3,205)	(2.7)	(3,280)	(2.0)
Total revenue	$117,300	100.0%	$162,107	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$92,852	79.2	$129,041	79.6
Precast concrete products	10,670	9.1	12,250	7.6
Selling, general and administrative expenses	16,078	13.7	18,131	11.2
Depreciation, depletion and amortization	7,456	6.3	6,878	4.2
Loss from operations	(9,756)	(8.3)	(4,193)	(2.6)
Interest expense, net	6,768	5.8	6,706	4.1
Gain on purchase of senior subordinated notes	4,493	3.8	–	–
Other income, net	349	0.3	622	0.4
Loss before income tax benefit	(11,682)	(10.0)	(10,277)	(6.3)
Income tax benefit	(637)	(0.6)	(3,104)	(1.9)
Loss from continuing operations	(11,045)	(9.4)	(7,173)	(4.4)
Loss from discontinued operations, net of tax	–	–	(149)	(0.1)
Net loss	(11,045)	(9.4)	(7,322)	(4.5)
Net loss attributable to non-controlling interest	(1,591)	(1.4)	(2,044)	(1.3)
Net loss attributable to stockholders	$(9,454)	(8.0)%	$(5,278)	(3.2)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$97.99		$95.61
Sales volume in cubic yards	975		1,370

Precast Concrete Data:

Average selling price per cubic yard of concrete used in production	$865.66		$663.87
Ready-mixed concrete used in production in cubic yards	16		25

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment decreased $41.8 million, or 28.1%, to $107.0 million for the three months ended March 31, 2009, from $148.8 million in the corresponding period of 2008.  Our ready-mixed sales volumes for the first quarter of 2009 were approximately 1.0 million cubic yards, down 28.8% from the 1.4 million cubic yards of ready-mixed concrete we sold in the first quarter of 2008. Excluding the volumes associated with acquired operations, on a same-plant-sales basis, our ready-mixed volumes in the first quarter of 2009 were down approximately 33.5% compared to the first quarter of 2008. The decline reflected the continuing downturn in residential home construction activity that began in the second half of 2006 in all our markets, and the downturn in commercial construction and public works spending due to the ongoing credit crisis and the economic recession in the United States.  Partially offsetting the effects of lower sales volumes was the approximate 2.6% rise in the average sales price per cubic yard of ready-mixed concrete during the first quarter of 2009, as compared to the corresponding period in 2008.

Precast concrete products. Revenue from our precast concrete products segment was down $3.1 million, or 18.4%, to $13.5 million for the first three months of 2009 from $16.6 million during the corresponding period of 2008.  This decrease reflected the continued downturn primarily in residential construction in our northern California and Phoenix, Arizona markets and lower commercial construction spending in the mid-Atlantic market.  The decrease in revenue was partially offset by higher revenue in 2009 from the acquisition of the assets of Pomeroy in August 2008.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products.  Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment decreased $36.2 million, or 28.0%, to $92.9 million for the three months ended March 31, 2009 from $129.0 million for the three months ended March 31, 2008.  The decrease was primarily associated with lower sales volumes in 2009.  As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 86.8% for the three months ended March 31, 2009, as compared to 86.7% for the same period of 2008. While this percentage was relatively flat year-over-year, we experienced slightly higher production costs, per unit delivery costs, and had decreased efficiency from lower volumes. However, this was partially offset by higher average selling prices.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment declined $1.6 million, or 12.9%, to $10.7 million for the quarter ended March 31, 2009 from $12.3 million for the corresponding period of 2008. This decrease was primarily related to the declining residential construction market that has been impacting our northern California and Phoenix, Arizona precast markets and lower commercial construction spending in the mid-Atlantic market.  As a percentage of precast concrete revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 79.0% for the three months ended March 31, 2009 from 74.0% during the three months ended March 31, 2008. This was affected by the decreased efficiency in our plant operations in northern California and Phoenix, Arizona, resulting from lower demand for our primarily residential product offerings in these markets. This increase was also attributable to decreased efficiency in primarily commercial construction projects in the mid-Atlantic market due to project delays and lower overall activity.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2009 decreased $2.0 million, or 11.3%, to $16.1 million from $18.1 million during the corresponding period of 2008. This decrease was primarily due to cost reductions implemented in the fourth quarter of 2008, which included the reduction of our salaried workforce and certain contract cancellations.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.6 million, or 8.4%, to $7.5 million for the three months ended March 31, 2009 from $6.9 million in the corresponding period of 2008. The increase was attributable primarily to higher depreciation expense related to our new information technology system, which was placed in service during the second half of 2008, and acquisitions completed after the first quarter of 2008.

Interest expense, net.  Net interest expense was relatively consistent in the first quarter of 2009 compared to the first quarter of 2008. Lower interest rates during the first quarter of 2009 offset increased expense associated with the increased amounts outstanding under our Senior Secured Credit Facility.

Gain on purchases of senior subordinated notes. During the first quarter of 2009, we purchased $7.4 million principal amount of our 8⅜% Senior Subordinated Notes due April 1, 2014 (the “8⅜% Notes”) in open market transactions for $2.8 million plus accrued interest of $0.3 million through the dates of purchase.  We recorded a gain of $4.5 million as a result of these transactions after writing off $0.1 million of previously deferred financing costs and original issue discount associated with the pro-rata amount of the 8⅜% Notes purchased.

Income tax benefit.  We recorded an income tax benefit from continuing operations of $0.6 million for the three months ended March 31, 2009, as compared to $3.1 million for the corresponding period in 2008. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, and it may vary in subsequent interim periods if our estimate of the full year income or loss changes.  Our estimated annualized effective tax benefit rate was 5.5% and 30.2% for the three months ended March 31, 2009 and 2008, respectively. Although we are in a taxable loss position, certain state taxes are calculated on bases different than pre-tax loss (such as gross receipts). This results in us recording income tax expense for these states, which lowered the effective benefit rate for the three months ended March 31, 2009 compared to the statutory rate. The effects of these state taxes are more profound given the small annual tax loss benefits we expect based on our projected level of pre-tax loss for 2009.

Non-controlling interest.   The non-controlling interest of $(1.6) million and $(2.0) million reflected in the first quarter of 2009 and 2008, respectively, related to the allocable share of net loss from our Michigan joint venture to the minority interest owner.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal working capital requirements, purchasing property and equipment, acquiring new businesses under our acquisition program and paying cash interest expense under the 8⅜% Notes and cash interest expense on borrowings under our senior secured revolving credit facility that is scheduled to expire in March 2011.  In addition to cash and cash equivalents of $10.3 million at March 31, 2009 and cash from operations, our senior secured revolving credit facility provides us with a significant source of liquidity.  At March 31, 2009, we had $62.8 million of available credit, net of outstanding revolving credit borrowings of $13.0 million and outstanding letters of credit of $11.6 million. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods and the cash interest payment on the 8⅜% Notes on April 1 and October 1 of each year. Generally, in the fourth quarter of each year, our working capital borrowings decline and are at their lowest annual levels in the first quarter of the following year. Current market conditions have limited the availability of new sources of financing and capital which will clearly have an impact on our ability to obtain financing for our acquisition program and developmental capital.

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

Covenants contained in the Credit Agreement governing our senior revolving credit facility (the “Credit Agreement”) and the indenture governing the 8⅜% Notes could adversely affect our ability to obtain cash from external sources. Specifically, the Credit Agreement limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months, and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million.  Under the indenture governing the 8⅜% Notes, there are restrictions on our ability to incur additional debt primarily limited to the greater of (1) borrowings available under the Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense.  Based on our March 31, 2009 balance sheet, generally this restriction in the indenture limits our borrowing availability to approximately $28.6 million, in addition to our borrowings available under our existing Credit Agreement. Additionally, our ability to obtain cash from external sources could be adversely affected by volatility in the markets for corporate debt, fluctuations in the market price of our common stock or 8⅜% Notes and any additional market instability, unavailability of credit or inability to access the capital markets which may result from the effect of the global financial crisis..

The following key financial measurements reflect our financial position and capital resources as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008

Cash and cash equivalents	$10,342	$5,323
Working capital	$54,138	$63,484
Total debt	$301,552	$305,988
Available credit	$62,800	$91,100
Debt as a percent of capital employed	81.2%	79.2%

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.  The Credit Agreement, as amended to date, provides for a revolving credit facility of up to $150 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At March 31, 2009, we had borrowings of $13.0 million under this facility. We pay interest on borrowings at either the Eurodollar-based rate (“LIBOR”) plus 1.75% or the domestic rate (3.75% at March 31, 2009) plus 0.25% per annum.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.  The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the senior secured credit facility.  A material adverse change is defined as a material adverse change in any of (a) the condition (financial or otherwise), business, performance, prospects, operations or properties of us and our Subsidiaries, taken as a whole, (b) our ability and the ability of our guarantors, taken as a whole, to perform the respective obligations under the Credit Agreement and ancillary documents or (c) the rights and remedies of the administrative agent, the lenders or the issuers to enforce the Credit Agreement and ancillary documents.  At March 31, 2009, the amount of the available credit was approximately $62.8 million, net of outstanding revolving credit borrowings of $13.0 million and outstanding letters of credit of approximately $11.6 million.

Our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we have collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of our 60%-owned Michigan subsidiary.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.  As of March 31, 2009, we were in compliance with our financial covenants under the Credit Agreement.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% Notes.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay the outstanding debt under our credit facility.  In July 2006, we issued $85 million of additional 8⅜% Notes.

During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of the 8⅜% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open market transactions after writing off $0.1 million of previously deferred financing costs and original issue discount associated with the pro-rata amount of the 8⅜% Notes purchased. Subsequent to March 31, 2009, we purchased an additional $5.0 million principal amount of the 8⅜% Notes for approximately $2.0 million. This resulted in a gain of approximately $2.9 million in April 2009. We used cash on hand and borrowings under our Credit Agreement to fund these transactions. These purchases reduce the amount outstanding under the 8⅜% Notes by $12.4 million and will reduce our interest expense by approximately $0.7 million in 2009 and $0.9 million on an annual basis thereafter.

All of our subsidiaries, excluding our 60%-owned Michigan subsidiary and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% Notes.

The indenture governing the 8⅜% Notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens, merge or transfer assets.  We may redeem all or a part of the 8⅜% Notes at a redemption price of 104.188% in 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter.  The indenture requires us to offer to repurchase (1) an aggregate principal amount of the 8⅜% Notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt, and (2) all the 8⅜% Notes following the occurrence of a change of control.  The Credit Agreement would prohibit these repurchases.

As a result of restrictions contained in the indenture relating to the 8⅜% Notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under the Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense. Based on our March 31, 2009 balance sheet, generally this restriction in the indenture limits our borrowing availability to approximately $28.6 million, in addition to our borrowings available under our existing Credit Agreement.

Superior Materials Holdings, LLC Credit Facility and Subordinated Debt

Superior Materials Holdings, LLC has a separate credit agreement that provides for a revolving credit facility.  The credit agreement, as amended, allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior Materials Holdings, LLC and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of March 31, 2009, there was $6.4 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $1.5 million. Letters of credit outstanding at March 31, 2009 were $2.8 million which reduces the amount available under the credit facility.

Currently, borrowings have an annual interest rate at Superior Materials Holdings, LLC’s option of either LIBOR plus 4.25% or prime rate plus 2.00%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior Materials Holdings, LLC’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior Materials Holdings, LLC’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  During the twelve months ended March 31, 2009, the credit agreement required a threshold EBITDA of $(4.0) million. As of March 31, 2009, Superior Materials Holdings, LLC was in compliance with its financial covenants under the credit agreement.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior Materials Holdings, LLC credit agreement. However, in connection with the recent amendment of the revolving credit facility, Superior Materials Holdings, LLC’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy’s credit agreement would constitute an event of default.  Furthermore, U.S. Concrete has agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior Materials Holdings, LLC.  In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million under this agreement in lieu of payment of related party payables. Additionally, the minority partner, Edw. C. Levy, provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009.  The subordinated debt with U.S. Concrete is eliminated in consolidation.  There is no interest due on each note, and each note matures on May 1, 2010.

Cash Flow

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $10.1 million for the three months ended March 31, 2009, compared to $4.5 million for the three months ended March 31, 2008.  This change was principally a result of a working capital contraction, primarily from the monetization of accounts receivable and payments to vendors and suppliers, due to decreased activity in the first quarter of 2009 when compared to the first quarter of 2008.

Our cash flows from investing activities included a $5.2 million use of cash for the three months ended March 31, 2009 and provided cash of $0.4 million for the three months ended March 31, 2008. This change was primarily attributable to proceeds received from the disposition of a business unit that provided cash in the first quarter of 2008, partially offset by lower capital expenditures and  lower payments related to acquisitions in the first quarter of 2009. For the twelve month period ended September 30, 2008, API attained 50% of its established earnings target, and we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers in the first quarter of 2009 in partial satisfaction of our contingent payment obligation.

Our net cash provided by financing activities was $0.1 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. This decrease was primarily the result of the purchase of $7.4 million principal amount of our 8⅜% Notes for $2.8 million during the first quarter of 2009, partially offset by higher net borrowings under our Credit Agreement compared to the first quarter of 2008.

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

A reconciliation of our net cash provided by operations and free cash flow is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Net cash provided by operations	$10,131	$4,467
Less: purchases of property and equipment (net of disposals)	(4,427)	(5,561)
Free cash flow (as defined)	$5,704	$(1,094)

Future Capital Requirements

For the remaining nine months of 2009, we expect our capital expenditures will be in the range of $5 million to $10 million, including maintenance capital, developmental capital, rolling stock mixer/barrel replacement, costs associated with our enterprise resource planning systems implementation and certain plant relocation costs. We anticipate that our existing cash balance of $10.3 million, our borrowing capacity of $62.8 million at March 31, 2009 under our Credit Agreement and cash flow from operations will provide adequate liquidity for 2009 to pay for all current obligations, including capital expenditures, debt service, lease obligations and working capital requirements.  There can be no assurance, however, that we will be successful in obtaining sources of capital that will be sufficient to support our requirements over the long-term.

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

We rely on our Credit Agreement to fund short-term liquidity needs if internal funds are not available from our operations.  We also use letters of credit issued under our revolving credit facility to support our insurance policies in certain business units.  Disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facilities.  Our access to funds under our credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments.  Our banks may not be able to meet their funding commitments to us if such banks experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet. At March 31, 2009, we and our 60%-owned Michigan joint venture had $14.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $32.4 million in performance bonds relating primarily to our ready-mixed concrete operations.

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of three million shares of our common stock. The Board modified the repurchase plan in October 2008 to slightly increase the aggregate number of shares authorized for repurchase.  The plan permitted the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws.  As of December 31, 2008, we had repurchased and subsequently cancelled 3,148,405 shares with an aggregate value of $6.6 million and completed the repurchase program. Based on certain restrictions contained in our indenture governing our Senior Subordinated Notes, we are currently prohibited from future share repurchases.

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

Inflation

We experienced negligible increases in operating costs during the first quarter of 2009 related to inflation.  However, cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates in recent years. When this occurred, we were able to partially mitigate our cost increases with price increases we obtained for our products. In 2007 and 2008, prices for our products increased at a rate similar to, or greater than, the rate of increase in our raw materials costs. During the fourth quarter of 2008, diesel fuel prices declined substantially from the historically high levels reached in the third quarter of 2008 and have remained relatively unchanged during the first quarter of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio.  All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at their fair values.  Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values.  As of March 31, 2009 and December 31, 2008, we were not a party to any derivative financial instruments.

The indebtedness evidenced by the 8⅜% Notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes.  The fair value of that debt will vary as interest rates change.

Borrowings under our Credit Agreement and our Superior Materials Holdings, LLC separate credit agreement expose us to certain market risks.  Interest on amounts drawn under the credit facilities varies based on either the prime rate or one-, two-, three- or six-month Eurodollar rates.  Based on the $19.4 million outstanding under these facilities as of March 31, 2009, a one percent change in the applicable rate would not materially change the amount of interest expense for the three months ended March 31, 2009.

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
  Item 1. Legal Proceedings

For information about litigation involving us, see Note 10 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 The following table provides information with respect to our repurchases of shares of our common stock during the first quarter of 2009:

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 2009	2,711	3.36	–	–
February 2009	–	–	–	–
March 2009	73,733	1.53	–	–

(1)
Represents shares of our common stock repurchased during the three-month period ended March 31, 2009, from company employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

Item 6. Exhibits

Exhibit Number		Description
3.1*	—	Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
10.1	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Curt M. Lindeman.
10.2	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Curt M. Lindeman.
10.3	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Gary J. Konnie.
10.4	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Gary J. Konnie.
10.5	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael L. Gentoso.
10.6	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Michael L. Gentoso.
10.7*	—	U.S. Concrete, Inc. and Subsidiaries 2009 Annual Team Member Incentive Plan (Form 10-K for the year ended December 31, 2008 (File No. 000-26025), Exhibit 10.22).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Michael W. Harlan.
32.2	—	Section 1350 Certification of Robert D. Hardy.

*    Incorporated by reference to the filing indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: May 8, 2009	By:	/s/ Robert D. Hardy
Robert D. Hardy
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1*	—	Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
10.1	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Curt M. Lindeman.
10.2	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Curt M. Lindeman.
10.3	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Gary J. Konnie.
10.4	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Gary J. Konnie.
10.5	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael L. Gentoso.
10.6	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Michael L. Gentoso.
10.7*	—	U.S. Concrete, Inc. and Subsidiaries 2009 Annual Team Member Incentive Plan (Form 10-K for the year ended December 31, 2008 (File No. 000-26025), Exhibit 10.22).
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Michael W. Harlan.
32.2	—	Section 1350 Certification of Robert D. Hardy.

*Incorporated by reference to the filing indicated.