Form 10-Q
period 2009-06-30
US CONCRETE INC
filed 2009-08-07
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of the close of business on August 6, 2009, U.S. Concrete, Inc. had 37,332,883 shares of its common stock, $0.001 par value, outstanding (excluding treasury shares of 548,112).

U.S. CONCRETE, INC.

 INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,468	$5,323
Trade accounts receivable, net	90,920	100,269
Inventories	31,311	32,768
Deferred income taxes	14,679	11,576
Prepaid expenses	5,276	3,519
Other current assets	10,513	13,801
Total current assets	157,167	167,256
Property, plant and equipment, net	266,211	272,769
Goodwill	62,793	59,197
Other assets	7,402	8,588
Total assets	$493,573	$507,810

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,994	$3,371
Accounts payable	37,756	45,920
Accrued liabilities	56,113	54,481
Total current liabilities	104,863	103,772
Long-term debt, net of current maturities	300,071	302,617
Other long-term obligations and deferred credits	8,565	8,522
Deferred income taxes	14,201	12,536
Total liabilities	427,700	427,447

Commitments and contingencies (Note 10)

Equity:
Preferred stock	–	–
Common stock	38	37
Additional paid-in capital	266,951	265,453
Retained deficit	(206,012)	(192,564)
Treasury stock, at cost	(3,277)	(3,130)
Total stockholders’ equity	57,700	69,796
Non-controlling interest (Note 1)	8,173	10,567
Total equity	65,873	80,363
Total liabilities and equity	$493,573	$507,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$143,726	$206,047	$261,026	$368,154
Cost of goods sold before depreciation, depletion and amortization	120,589	170,410	224,111	311,701
Selling, general and administrative expenses	17,607	17,642	33,685	35,773
Depreciation, depletion and amortization	7,450	7,035	14,906	13,913
Income (loss) from operations	(1,920)	10,960	(11,676)	6,767
Interest expense, net	6,562	6,668	13,330	13,374
Gain on purchases of senior subordinated notes	2,913	—	7,406	—
Other income, net	341	428	690	1,050
Income (loss) from continuing operations before income taxes	(5,228)	4,720	(16,910)	(5,557)
Income tax expense (benefit)	(431)	2,202	(1,068)	(902)
Income (loss) from continuing operations	(4,797)	2,518	(15,842)	(4,655)
Loss from discontinued operations (net of tax benefit of $0 and $81in 2008)	—	—	—	(149)
Net income (loss)	(4,797)	2,518	(15,842)	(4,804)
Net loss attributable to non-controlling interest	803	785	2,394	2,829
Net income (loss) attributable to stockholders	$(3,994)	$3,303	$(13,448)	$(1,975)

Earnings (loss) per share attributable to stockholders – basic
Income (loss) from continuing operations	$(0.11)	$0.09	$(0.37)	$(0.05)
Loss from discontinued operations, net of income tax benefit	—	—	—	—
Net income (loss)	$(0.11)	$0.09	$(0.37)	$(0.05)

Earnings (loss) per share attributable to stockholders – diluted
Income (loss) from continuing operations	$(0.11)	$0.08	$(0.37)	$(0.05)
Loss from discontinued operations, net of income tax benefit	—	—	—	—
Net income (loss)	$(0.11)	$0.08	$(0.37)	$(0.05)

Weighted average shares outstanding:
Basic	36,099	38,709	36,061	38,655
Diluted	36,099	39,340	36,061	38,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional			Non-
	Shares	Par Value	Paid-In Capital	Retained Deficit	Treasury Stock	Controlling Interest	Total Equity
BALANCE, December 31, 2008	36,793	$37	$265,453	$(192,564)	$(3,130)	$10,567	$80,363
Stock-based compensation	497	1	1,210	—	—	—	1,211
Employee purchase of ESPP shares	171	—	288	—	—	—	288
Acquisition of treasury shares	(89)	—	—	—	(147)	—	(147)
Cancellation of shares	(39)	—	—	—	—	—	—
Net loss	—	—	—	(13,448)	—	(2,394)	(15,842)
BALANCE, June 30, 2009	37,333	$38	$266,951	$(206,012)	$(3,277)	$8,173	$65,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,842)	$(4,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	14,906	13,913
Debt issuance cost amortization	812	821
Gain on purchases of senior subordinated notes	(7,406)	–
Net gain on sale of assets	(836)	(586)
Deferred income taxes	(1,438)	(1,584)
Provision for doubtful accounts	1,767	698
Stock-based compensation	1,211	1,457
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	7,582	(10,760)
Inventories	1,457	(1,913)
Prepaid expenses and other current assets	1,531	2,443
Other assets and liabilities	23	220
Accounts payable and accrued liabilities	(5,739)	9,595
Net cash provided by (used in) operating activities	(1,972)	9,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net of disposals	(6,510)	(9,441)
Payments for acquisitions	(5,214)	(16,835)
Disposal of business unit	–	7,583
Other investing activities	–	170
Net cash used in investing activities	(11,724)	(18,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	95,406	6,282
Repayments of borrowings	(77,896)	(2,657)
Purchases of senior subordinated notes	(4,810)	–
Purchase of treasury shares	(147)	(620)
Proceeds from issuances of common stock under compensation plans	288	377
Other financing activities	–	(10)
Net cash provided by financing activities	12,841	3,372
NET DECREASE IN CASH AND CASH EQUIVALENTS	(855)	(5,651)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,323	14,850
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,468	$9,199

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  We include in our condensed consolidated financial statements the results of operations, balance sheets and cash flows of our 60%-owned Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”).  We reflect the minority owner’s 40% interest in income, net assets and cash flows of that subsidiary as non-controlling interest in our condensed consolidated financial statements.  Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of our results expected for the year ending December 31, 2009. We have made certain reclassifications to prior period amounts to conform to the current period presentation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

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

We evaluated subsequent events through August 7, 2009, the date we filed our report on Form 10-Q for the quarter ended June 30, 2009 with the SEC, and have no material subsequent events to report.

2.	SIGNIFICANT ACCOUNTING POLICIES

For a description of our accounting policies, see Note 1 of the consolidated financial statements in the 2008 Form 10-K, as well as Note 12 below.

3.	DISCONTINUED OPERATIONS

In the first quarter of 2008, we sold our ready-mix concrete business unit headquartered in Memphis, Tennessee.  This unit was part of our ready-mixed concrete and concrete-related products segment.  We classified this business unit as discontinued operations beginning in the fourth quarter of 2007, and we have presented the results of operations, net of tax, as discontinued operations in the accompanying condensed consolidated statements of operations.  The results of discontinued operations included in the accompanying condensed consolidated statements of operations were as follows for the six month period ended June 30, 2008 (in thousands):

Six Months Ended June 30, 2008
Revenue	$671
Operating expenses	1,395
Gain on disposal of assets	494
Loss from discontinued operations, before income tax benefit	(230)
Income tax benefits from discontinued operations	(81)
Loss from discontinued operations, net of tax	$(149)

4.	BUSINESS COMBINATIONS AND GOODWILL

In May 2009, we acquired substantially all of the assets of a concrete recycling business in Queens, New York. We used borrowings under our revolving credit facility to fund the cash purchase price of approximately $4.5 million. This acquisition resulted in an increase in goodwill of approximately $3.6 million.

In November 2008, we acquired a ready-mixed concrete plant and related inventory in Brooklyn, New York.  We used borrowings under our revolving credit facility to fund the cash purchase price of approximately $2.5 million.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The pro forma impacts of our 2009 and 2008 acquisitions have not been included due to the fact that they were immaterial to our financial statements individually and in the aggregate.

5.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials	$17,672	$18,100
Precast products	7,475	8,353
Building materials for resale	2,906	2,922
Repair parts	3,258	3,393
	$31,311	$32,768
6.	DEBT

A summary of debt is as follows (in thousands):

	June 30,	December 31,
	2009	2008
Senior secured credit facility due 2011	$26,000	$11,000
8⅜% senior subordinated notes due 2014	271,660	283,998
Notes payable	3,191	5,411
Superior Materials Holdings, LLC secured credit facility due 2010	8,329	5,149
Superior Materials Holdings, LLC subordinated debt to minority partner	1,608	–
Capital leases	277	430
	311,065	305,988
Less: current maturities	10,994	3,371
	$300,071	$302,617

The estimated fair value of our debt at June 30, 2009 and December 31, 2008 was $217.9 million and $168.1 million, respectively.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Senior Secured Credit Facility

On June 30, 2006, we entered into a credit agreement (the “Credit Agreement”), which amended and restated our senior secured credit agreement dated as of March 12, 2004.  The Credit Agreement, as amended to date, provides for a revolving credit facility of up to $150 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At June 30, 2009, we had borrowings of $26.0 million under this facility. We pay interest on borrowings at either the Eurodollar-based rate (“LIBOR”) plus 1.75% to 2.25% or the domestic rate (3.25% at June 30, 2009) plus 0.25% to 0.75% per annum. The rate paid over either LIBOR or the domestic rate varies depending on the level of borrowings. Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.  The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the Credit Agreement.  A material adverse change is defined as a material adverse change in any of (a) the condition (financial or otherwise), business, performance, prospects, operations or properties of us and our Subsidiaries, taken as a whole, (b) our ability and the ability of our guarantors, taken as a whole, to perform the respective obligations under the Credit Agreement and ancillary documents or (c) the rights and remedies of the administrative agent, the lenders or the issuers to enforce the Credit Agreement and ancillary documents.  At June 30, 2009, the amount of available credit was approximately $48.1 million, net of outstanding revolving credit borrowings of $26.0 million and outstanding letters of credit of approximately $11.5 million.

Our subsidiaries, excluding Superior and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding Superior and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of Superior.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million.  The Credit Agreement also provides that specified change-of-control events would constitute events of default.  As of June 30, 2009, we were in compliance with our covenants under the Credit Agreement. The maintenance of a minimum fixed charge coverage ratio was not applicable as the available credit under the facility did not fall below $25.0 million.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% senior subordinated notes due April 1, 2014 (the “8⅜% Notes”).  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay outstanding debt under a prior credit facility.  In July 2006, we issued $85 million of additional 8⅜% Notes.

During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of our 8⅜% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open-market transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased. During the quarter ended June 30, 2009, we purchased an additional $5.0 million principal amount of our 8⅜% Notes for approximately $2.0 million.  This resulted in a gain of approximately $2.9 million in April 2009, after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased.

All of our subsidiaries, excluding Superior and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% Notes.

The indenture governing the 8⅜% Notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt or sell preferred stock, create liens or merge or transfer assets. We may redeem all or a part of the 8⅜% Notes at a redemption price of 104.188% for the remainder of 2009, 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter.  The indenture requires us to offer to repurchase (1) an aggregate principal amount of the 8⅜% Notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt, and (2) all the 8⅜% Notes following the occurrence of a change of control.  The Credit Agreement would prohibit these repurchases.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Superior Credit Facility and Subordinated Debt

Superior has a separate credit agreement that provides for a revolving credit facility.  The credit agreement, as amended, allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of June 30, 2009, there was $8.3 million in outstanding borrowings under the revolving credit facility, and the amount of available credit was approximately $4.0 million.  The outstanding borrowings are included under current maturities of long-term debt on the condensed consolidated balance sheet. Letters of credit outstanding at June 30, 2009 were $2.8 million which reduces the amount available under the credit facility.

Currently, borrowings have an annual interest rate, at Superior’s option, of either LIBOR plus 4.25% or prime rate (3.25% at June 30, 2009) plus 2.00%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things Superior’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly. During the trailing twelve months ended June 30, 2009, the credit agreement required a threshold EBITDA of $(2.8) million. As of June 30, 2009, Superior was in compliance with its financial covenants under the credit agreement.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior credit agreement. However,  Superior’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy Co.’s credit agreement would constitute an event of default.  Furthermore, U.S. Concrete agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior.  In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million under this agreement in lieu of payment of related party payables. Additionally, the minority partner, Edw. C. Levy Co., provided $1.6 million of subordinated debt capital to fund operations. The subordinated debt with U.S. Concrete is eliminated in consolidation.  There is no interest due on each note, and each note matures on May 1, 2011.

7.	INCOME TAXES

We made income tax payments of approximately $0.3 million during the three and six month periods ended June 30, 2009.  For the three and six month periods ended June 30, 2008, our income tax payments were approximately $0.3 million and $0.4 million, respectively.

In accordance with generally accepted accounting principles (“GAAP”), we estimate the effective tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, which may vary in subsequent interim periods if our estimates change.  Our effective tax benefit rate for the six months ended June 30, 2009 and 2008 was approximately 6.3%, and 16.2%, respectively. For the six months ended June 30, 2009, we applied a valuation allowance against certain of our deferred tax assets, including operating loss carryforwards, which reduced our effective benefit rate from the statutory rate. In accordance with GAAP, a valuation allowance is required unless it is more likely than not that future taxable income or the reversal of deferred tax liabilities will be sufficient to recover deferred tax assets. In addition, certain state taxes are calculated on bases different than pre-tax loss (such as gross receipts). This results in us recording income tax expense for these states, which also lowered the effective benefit rate for the six months ended June 30, 2009 compared to the statutory rate.

8.	STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	June 30, 2009	December 31, 2008
Shares authorized	60,000	60,000
Shares outstanding at end of period	37,333	36,793
Shares held in treasury	548	459

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which were issued or outstanding as of June 30, 2009 and December 31, 2008.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 13,000 shares during the three months ended June 30, 2009, at a total value of approximately $25,000. For the six months ended June 30, 2009, we withheld approximately 89,000 shares with a total value of $0.1 million. We accounted for the withholding of these shares as treasury stock.

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

       The following table summarizes the number of shares (in thousands) of common stock we have used, on a weighted-average basis, in calculating basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	36,099	38,709	36,061	38,655
Effect of dilutive stock options and awards	—	631	—	—
Diluted weighted average common shares outstanding	36,099	39,340	36,061	38,655

       For the three and six month periods ended June 30, we excluded stock options and awards covering 3.0 million shares in 2009 and 2.0 million shares in 2008 from the computation of the net income (loss) per share because their effect would have been antidilutive.

10.	COMMITMENTS AND CONTINGENCIES

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.  As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes.  In each reporting period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we record a liability reflecting either the low end of our range or a specific estimate, if we believe a specific estimate to be likely based on current information.  At June 30, 2009, we have accrued $3.5 million for potential damages associated with four separate class actions pending against us in Alameda Superior Court (California).  The class actions were filed between April 6, 2007 and September 27, 2007 on behalf of various Central Concrete Supply Co., Inc. (“Central”) ready-mixed concrete and transport drivers, alleging primarily that Central, which is one of our subsidiaries, failed to provide meal and rest breaks as required under California law. We have entered into settlements with one of the classes and a number of individual drivers. The other three classes have been consolidated and a single class was certified on July 24, 2009. Our accrual is based on prior settlement values.  While there can be no assurance that we will be able to fully resolve the remaining class actions without exceeding this existing accrual, based on information available to us as of June 30, 2009, we believe our existing accrual for these matters is reasonable.

We received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of approximately $1.3 million in May 2008 as our allocable share of the minimum funding deficiency.  We are evaluating several options to minimize our exposure, including transferring our assets and liabilities into another plan.  We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands, because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Currently, there are no material product defects claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to products defects claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defects claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defects claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defects claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defects claims related to ready-mixed concrete we have delivered prior to June 30, 2009.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2009.

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

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $40.1 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

We account for inter-segment revenue at market prices.  Segment operating profit (loss) consists of net revenue less operating expense, including certain operating overhead directly related to the operation of the specific segment.  Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to operations and are excluded from segment operating profit (loss).

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Ready-mixed concrete and concrete-related products	$131,737	$192,964	$238,734	$341,790
Precast concrete products	16,023	17,353	29,531	33,914
Inter-segment revenue	(4,034)	(4,270)	(7,239)	(7,550)
Total revenue	$143,726	$206,047	$261,026	$368,154

Segment Operating Profit (Loss):
Ready-mixed concrete and concrete-related products	$2,373	$12,195	$(2,872)	$11,771
Precast concrete products	635	1,706	626	3,515
Gain on purchases of senior subordinated notes	2,913	—	7,406	—
Unallocated overhead and other income	178	2,083	985	2,695
Corporate:
Selling, general and administrative expenses	(4,765)	(4,596)	(9,725)	(10,164)
Interest expense, net	(6,562)	(6,668)	(13,330)	(13,374)
Profit (loss) from continuing operations before income taxes and non-controlling interestinterest	$(5,228)	$4,720	$(16,910)	$(5,557)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$6,251	$6,382	$12,474	$12,611
Precast concrete products	717	534	1,444	1,058
Corporate	482	119	988	244
Total depreciation, depletion and amortization	$7,450	$7,035	$14,906	$13,913

Revenue by Product:
Ready-mixed concrete	$115,638	$167,612	$211,142	$298,619
Precast concrete products	16,179	17,732	29,738	34,496
Building materials	2,650	5,272	4,464	8,531
Aggregates	5,796	7,309	9,223	11,406
Other	3,463	8,122	6,459	15,102
Total revenue	$143,726	$206,047	$261,026	$368,154

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures:	2009	2008	2009	2008
Ready-mixed concrete and concrete-related products	$2,383	$6,107	$9,010	$10,918
Precast concrete products	87	509	126	1,444
Total capital expenditures	$2,470	$6,616	$9,136	$12,362

Total Assets:	As of June 30, 2009	As of December 31, 2008
Ready-mixed concrete and concrete-related products	$375,698	$390,843
Precast concrete products	58,120	58,600
Corporate	59,755	58,367
Total assets	$493,573	$507,810

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. As prescribed in SFAS No. 168, the codification becomes the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This will have an impact on our financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (QSPEs). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. We do not expect the adoption of these standards to have any material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. We adopted SFAS No. 165 during the quarter ended June 30, 2009 and this statement did not have an impact on our consolidated financial statements. The required disclosure under SFAS No. 165 is included in Note 1 to our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted this FSP in the quarter ended June 30, 2009. There was no impact on our consolidated financial statements as it relates only to additional disclosures. The required disclosure is included in Note 6 to our consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141.  SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the entity acquired and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  The adoption of SFAS No. 141(R) did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward, without significant revision, the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  This FSP is effective for fiscal years beginning after December 15, 2008 and is applied retrospectively.  The adoption of FSP EITF 03-6-1 did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It was effective for our first quarter 2009 financial statements.  The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurement.  The initial application of FAS 157 is limited to financial assets and liabilities and became effective on January 1, 2008.  The impact of the initial application of FAS 157 on our consolidated financial statements was not material.  On January 1, 2009, we adopted FAS 157 on a prospective basis for non-financial assets and liabilities that are not measured at fair value on a recurring basis.  The application of FAS 157 to our non-financial assets and liabilities will primarily be limited to assets acquired and liabilities assumed in a business combination, asset retirement obligations and asset impairments, including goodwill and long-lived assets.  The application of FAS 157 did not have a material impact on our consolidated financial statements.

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

All of our subsidiaries, excluding Superior and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt.  We directly or indirectly own 100% of each subsidiary guarantor.  The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, Inc., the parent company and its subsidiary guarantors (including minor subsidiaries), Superior and our total company, as of and for the three and six months ended June 30, 2009 and 2008.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Balance Sheet As of June 30, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$–	$4,464	$4	$–	$4,468
Trade accounts receivable, net.	–	80,212	10,708	–	90,920
Inventories	–	27,370	3,941	–	31,311
Deferred income taxes	–	14,679	–	–	14,679
Prepaid expenses	–	4,369	907	–	5,276
Other current assets	4,886	5,022	605	–	10,513
Total current assets	4,886	136,116	16,165	–	157,167
Property, plant and equipment, net	–	237,645	28,566	–	266,211
Goodwill	–	62,793	–	–	62,793
Investment in Subsidiaries	360,301	20,454	–	(380,755)	–
Other assets	5,670	1,669	63	–	7,402
Total assets	$370,857	$458,677	$44,794	$(380,755)	$493,573

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$839	$1,549	$8,606	$–	$10,994
Accounts payable	–	27,490	7,854	2,412	37,756
Accrued liabilities	6,171	46,083	3,859	–	56,113
Total current liabilities	7,010	75,122	20,319	2,412	104,863
Long-term debt, net of current maturities	298,169	293	4,021	(2,412)	300,071
Other long-term obligations and deferred credits	7,978	587	–	–	8,565
Deferred income taxes	–	14,201	–	–	14,201
Total liabilities	313,157	90,203	24,340	–	427,700

Equity:
Common stock	38	–	–	–	38
Additional paid-in capital	266,951	542,453	38,736	(581,189)	266,951
Retained deficit	(206,012)	(182,152)	(18,282)	200,434	(206,012)
Treasury stock, at cost	(3,277)	–	–	–	(3,277)
Total stockholders’ equity	57,700	360,301	20,454	(380,755)	57,700
Non-controlling interest	–	8,173	–	–	8,173
Total equity	57,700	368,474	20,454	(380,755)	65,873
Total liabilities and equity	$370,857	$458,677	$44,794	$(380,755)	$493,573

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Operations Three months ended June 30, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)

Revenue	$–	$128,756	$14,970	$–	$143,726
Cost of goods sold before depreciation, depletion and amortization	–	106,732	13,857	–	120,589
Selling, general and administrative expenses	–	15,631	1,976	–	17,607
Depreciation, depletion and amortization	–	6,577	873	–	7,450
Loss from operations	–	(184)	(1,736)	–	(1,920)
Interest income	4	5	–	–	9
Interest expense	6,414	32	125	–	6,571
Gain on purchase of senior subordinated notes	2,913	–	–	–	2,913
Other income, net	–	308	33	–	341
Loss before income tax provision (benefit)	(3,497)	97	(1,828)	–	(5,228)
Income tax provision (benefit)	(1,224)	718	75	–	(431)
Equity earnings in subsidiary	(1,721)	(1,903)	–	3,624	–
Loss from continuing operations	(3,994)	(2,524)	(1,903)	3,624	(4,797)
Loss from discontinued operations, net of tax	–	–	–	–	–

Net loss	(3,994)	(2,524)	(1,903)	3,624	(4,797)
Net loss attributable to non-controlling interest	–	803	–	–	803
Net loss attributable to stockholders	$(3,994)	$(1,721)	$(1,903)	$3,624	$(3,994)

1Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Operations Six months ended June 30, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)

Revenue	$–	$240,733	$20,293	$–	$261,026
Cost of goods sold before depreciation, depletion and amortization	–	203,249	20,862	–	224,111
Selling, general and administrative expenses	–	30,539	3,146	–	33,685
Depreciation, depletion and amortization	–	13,077	1,829	–	14,906
Loss from operations	–	(6,132)	(5,544)	–	(11,676)
Interest income	6	9	–	–	15
Interest expense	13,008	91	246	–	13,345
Gain on purchase of senior subordinated notes	7,406	–	–	–	7,406
Other income, net	–	630	60	–	690
Loss before income tax provision (benefit)	(5,596)	(5,584)	(5,730)	–	(16,910)
Income tax provision (benefit)	(1,959)	741	150	–	(1,068)
Equity earnings in subsidiary	(9,811)	(5,880)	–	15,691	–
Loss from continuing operations	(13,448)	(12,205)	(5,880)	15,691	(15,842)
Loss from discontinued operations, net of tax	–	–	–	–	–

Net loss	(13,448)	(12,205)	(5,880)	15,691	(15,842)
Net loss attributable to non-controlling interest	–	2,394	–	–	2,394
Net loss attributable to stockholders	$(13,448)	$(9,811)	$(5,880)	$15,691	$(13,448)

1Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Condensed Consolidating Statement of Cash Flows Six months ended June 30, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(2,399)	$8,209	$(7,782)	$–	$(1,972)
Net cash provided by (used in) investing activities	–	(11,823)	99	–	(11,724)
Net cash provided by (used in) financing activities	2,399	3,393	7,049	–	12,841
Net increase (decrease) in cash and cash equivalents	–	(221)	(634)	–	(855)
Cash and cash equivalents at the beginning of the period	–	4,685	638	–	5,323
Cash and cash equivalents at the end of the period	$–	$4,464	$4	$–	$4,468

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Balance Sheet As of December 31, 2008:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$–	$4,685	$638	$–	$5,323
Trade accounts receivable, net.	–	89,483	10,786	–	100,269
Inventories	–	28,438	4,330	–	32,768
Deferred income taxes	–	11,576	–	–	11,576
Prepaid expenses	–	3,178	341	–	3,519
Other current assets	4,886	7,977	938	–	13,801
Assets held for sale	–	–	–	–	–
Total current assets	4,886	145,337	17,033	–	167,256
Property, plant and equipment, net	–	242,371	30,398	–	272,769
Goodwill	–	59,197	–	–	59,197
Investment in Subsidiaries	369,853	26,334	–	(396,187)	–
Other assets	6,751	1,747	90	–	8,588
Total assets	$381,490	$474,986	$47,521	$(396,187)	$507,810

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$819	$2,291	$261	$–	$3,371
Accounts payable	–	32,870	13,050	–	45,920
Accrued liabilities	7,000	44,922	2,559	–	54,481
Total current liabilities	7,819	80,083	15,870	–	103,772
Long-term debt, net of current maturities	295,931	1,369	5,317	–	302,617
Other long-term obligations and deferred credits	7,944	578	–	–	8,522
Deferred income taxes	–	12,536	–	–	12,536
Total liabilities	311,694	94,566	21,187	–	427,447

Equity:
Common stock	37	–	–	–	37
Additional paid-in capital	265,453	542,194	38,736	(580,930)	265,453
Retained deficit	(192,564)	(172,341)	(12,402)	184,743	(192,564)
Treasury stock, at cost	(3,130)	–	–	–	(3,130)
Total stockholders’ equity	69,796	369,853	26,334	(396,187)	69,796
Non-controlling interest	–	10,567	–	–	10,567
Total equity	69,796	380,420	26,334	(396,187)	80,363
Total liabilities and equity	$381,490	$474,986	$47,521	$(396,187)	$507,810

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Operations Three months ended June 30, 2008:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Revenue	$–	$185,967	$20,080	$–	$206,047
Cost of goods sold before depreciation, depletion and amortization	–	151,222	19,188	–	170,410
Selling, general and administrative expenses	–	16,025	1,617	–	17,642
Depreciation, depletion and amortization	–	5,976	1,059	–	7,035
Loss from operations	–	12,744	(1,784)	–	10,960
Interest income	36	1	–	–	37
Interest expense	6,510	47	148	–	6,705
Other income, net	–	378	50	–	428
Loss before income tax provision (benefit)	(6,474)	13,076	(1,882)	–	4,720
Income tax provision (benefit)	(2,266)	4,388	80	–	2,202
Equity earnings in subsidiary	7,511	(1,962)	–	(5,549)	–
Loss from continuing operations	3,303	6,726	(1,962)	(5,549)	2,518
Loss from discontinued operations, net of tax	–	–	–	–	–
	–
Net loss	3,303	6,726	(1,962)	(5,549)	2,518
Net loss attributable to non-controlling interest	–	785	–	–	785
Net loss attributable to stockholders	$3,303	$7,511	$(1,962)	$(5,549)	$3,303

1 Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Operations Six months ended June 30, 2008:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Revenue	$–	$341,616	$26,538	$–	$368,154
Cost of goods sold before depreciation, depletion and amortization	–	283,628	28,073	–	311,701
Selling, general and administrative expenses	–	32,761	3,012	–	35,773
Depreciation, depletion and amortization	–	11,736	2,177	–	13,913
Loss from operations	–	13,491	(6,724)	–	6,767
Interest income	108	3	–	–	111
Interest expense	13,011	178	296	–	13,485
Other income, net	–	948	102	–	1,050
Loss before income tax provision (benefit)	(12,903)	14,264	(6,918)	–	(5,557)
Income tax provision (benefit)	(4,516)	3,459	155	–	(902)
Equity earnings in subsidiary	6,412	(7,073)	–	661	–
Loss from continuing operations	(1,975)	3,732	(7,073)	661	(4,655)
Loss from discontinued operations, net of tax	–	(149)	–	–	(149)
	–
Net loss	(1,975)	3,583	(7,073)	661	(4,804)
Net loss attributable to non-controlling interest	–	2,829	–	–	2,829
Net loss attributable to stockholders	$(1,975)	$6,412	$(7,073)	$661	$(1,975)

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statement of Cash Flows Six months ended June 30, 2008:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(5,700)	$15,694	$(494)	$–	$9,500
Net cash provided by (used in) investing activities	–	(18,286)	(237)	–	(18,523)
Net cash provided by (used in) financing activities	5,700	(1,733)	(595)	–	3,372
Net increase (decrease) in cash and cash equivalents	–	(4,325)	(1,326)	–	(5,651)
Cash and cash equivalents at the beginning of the period	–	13,368	1,482	–	14,850
Cash and cash equivalents at the end of the period	$–	$9,043	$156	$–	$9,199

1 Including minor subsidiaries without operations or material assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from the forward-looking statements in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Risk Factors” in Item 1A of Part I in the 2008 Form 10-K, and “—Risks and Uncertainties” below. For a discussion of our commitments not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part I in the 2008 Form 10-K. We assume no obligation to update these forward-looking statements, except as required by applicable law.

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

Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions, including the recessionary conditions impacting all our markets.  In addition, our business is impacted by seasonal variations in weather conditions, which vary by regional market.  Accordingly, demand for our products and services during the winter months is typically lower than in other months of the year because of inclement weather.  Also, sustained periods of inclement weather could cause the delay of construction projects during other times of the year.

For the first six months of 2009, our consolidated average sales price per cubic yard of ready-mixed concrete increased approximately 1.3%, as compared to the first six months of 2008.  This increase was attributable to higher prices in our Texas and Michigan markets, offset by lower prices in our northern New Jersey and California markets. However, we began to see some downward pressure on our product pricing in most of our markets during the second quarter of 2009.

We continued to experience declines in the demand for our products during the first half of 2009, primarily in our residential and commercial end-use markets.  Ready-mixed concrete sales volumes generally began to decline during the early summer of 2006 and continued to decline throughout 2007, 2008, and the first half of 2009.  This decline reflects a sustained downward trend in residential construction activity and commercial projects in many of our markets.  The overall construction downturn, in both residential and commercial end-use markets, resulted in ready-mixed concrete sales volumes being down on a same-plant-sales basis in our major markets, as compared to the first quarter and first six months of 2008.  For the full year, we expect ready-mixed concrete sales volumes in 2009 to be significantly lower than sales volumes achieved in 2008 because of continued sluggishness in the residential and commercial end-use construction markets, which continues to be exacerbated by the financial crisis and U.S. recession.

Demand for our products in our precast concrete products segment also decreased in the first six months of 2009, as compared to the first six months of 2008.  This decline is reflective of the decrease in residential construction starts in our northern California and Phoenix, Arizona markets, where our precast business has been heavily weighted toward products used in new residential construction projects. Additionally, lower commercial construction spending in the mid-Atlantic market has affected this segment.

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

We negotiate cement and aggregates pricing with suppliers both on a company-wide basis and at the local market level in an effort to obtain the most competitive pricing available. Due to the severe slowdown in residential housing starts and decreased demand in other construction activity, combined with increased U.S. cement capacity, we did not experience cement shortages during the first half of 2009, and we do not expect to experience cement shortages for the remainder of the year. Cement costs have remained flat in certain markets, but we have realized cement cost decreases in some of our major markets in the first half of 2009 and expect cement prices to remain stable to moderately down throughout the remainder of 2009.

Overall, and in certain markets in particular, aggregates pricing in the first six months of 2009 were lower when compared with the first six months of 2008. However, prices by market and for specific types of aggregates varied.  Currently, in most of our markets, we believe there is an adequate supply of aggregates.  Should demand for aggregates increase significantly, we could experience escalating prices or shortages of aggregates.  On average, we expect our aggregates costs in 2009 to be flat or slightly down over aggregates costs in 2008. Fuel charges have declined substantially during the first six months of 2009, compared to the first half of 2008, due to lower diesel fuel prices and lower production volumes.

Acquisitions

Since our inception in 1999, our growth strategy has contemplated acquisitions.  The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved, can affect our operations and results.  We expect the rate of our acquisitions in 2009 to be significantly lower than our historical rate due to the global credit crisis, our limited available capital and ongoing recessionary conditions in the United States.  Our recent acquisitions are discussed briefly below.

Ready-Mixed Concrete and Concrete-Related Products Segment

New York Acquisitions. In May 2009, we acquired substantially all of the assets of a concrete crushing and recycling business in Queens, New York for approximately $4.5 million. In November 2008, we paid $2.5 million to acquire a ready-mixed concrete operation in Brooklyn, New York, and in August 2008, we paid $2.0 million to acquire a ready-mixed concrete operation in Mount Vernon, New York.  We used borrowings under our existing credit facility to fund these acquisitions. In January 2008, we acquired a ready-mixed concrete operation in Staten Island, New York.  The purchase price was approximately $1.8 million in cash.

West Texas Acquisition. In June 2008, we acquired nine ready-mixed concrete plants, together with related real property, rolling stock and working capital, in our west Texas market for approximately $13.5 million. We used borrowings under our existing credit facility to fund the payment of the purchase price.

Precast Concrete Products Segment

Pomeroy.  In August 2008, we paid $2.5 million to acquire a precast operation to augment our existing precast operations in San Diego, California.  We used cash on hand to fund the purchase price.

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

Divestitures

In the fourth quarter of 2007, we began to implement our strategy of exiting markets that do not meet our performance and return criteria or fit our long-term strategic objectives.  We sold our Knoxville, Tennessee and Wyoming, Delaware operations in November 2007 for $16.5 million, plus certain adjustments for working capital.  In addition, we sold our Memphis, Tennessee operations for $7.2 million, plus the payment for certain inventory on hand at closing in January 2008 (See Note 3 to our condensed consolidated financial statements included in this report).

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

Tax Liabilities. We are subject to federal, state and local income taxes applicable to corporations generally, as well as other taxes not based on income. Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of business, we make calculations in which the ultimate tax determination is uncertain. We are also, from time to time, under audit by state and local tax authorities. Although we can provide no assurance that the final determination of our tax liabilities will not differ from what our historical income tax provisions and accruals reflect, we believe our tax estimates are reasonable.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	(unaudited)				(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$131,737	91.7%	$192,964	93.7%	$238,734	91.5%	$341,790	92.8%
Precast concrete products	16,023	11.1	17,353	8.4	29,531	11.3	33,914	9.2
Inter-segment revenue	(4,034)	(2.8)	(4,270)	(2.1)	(7,239)	(2.8)	(7,550)	(2.0)
Total revenue	$143,726	100.0%	$206,047	100.0%	$261,026	100.0%	$368,154	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$107,900	75.1%	$157,320	76.4%	$200,752	76.9%	$286,361	77.8%
Precast concrete products	12,689	8.8	13,090	6.3	23,359	9.0	25,340	6.9
Selling, general and administrative expenses	17,607	12.2	17,642	8.6	33,685	12.9	35,773	9.7
Depreciation, depletion and amortization	7,450	5.2	7,035	3.4	14,906	5.7	13,913	3.8
Income (loss) from operations	(1,920)	(1.3)	10,960	5.3	(11,676)	(4.5)	6,767	1.8
Interest expense, net	6,562	4.6	6,668	3.2	13,330	5.1	13,374	3.6
Gain on purchase of senior subordinated notes	2,913	2.0	—	—	7,406	2.8	—	—
Other income, net	341	0.2	428	0.2	690	0.3	1,050	0.3
Income (loss) from continuing operations before income taxes	(5,228)	(3.7)	4,720	2.3	(16,910)	(6.5)	(5,557)	(1.5)
Income tax provision (benefit)	(431)	(0.3)	2,202	1.1	(1,068)	(0.4)	(902)	(0.2)
Income (loss) from continuing operations	(4,797)	(3.4)	2,518	1.2	(15,842)	(6.1)	(4,655)	(1.3)
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(149)	(0.0)
Net income (loss)	(4,797)	(3.4)	2,518	1.2	(15,842)	(6.1)	(4,804)	(1.3)
Net loss attributable to non-controlling interest	803	0.6	785	0.4	2,394	1.0	2,829	0.8
Net loss attributable to stockholders	$(3,994)	(2.8)%	$3,303	1.6%	$(13,448)	(5.1)%	$(1,975)	(0.5)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$94.15		$93.83		$95.85		$94.60
Sales volume in cubic yards	1,228		1,786		2,203		3,157

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	$1,052.78		$512.96		$958.06		$692.91
Ready-mixed concrete used in production in cubic yards	15		32		31		49

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment decreased $61.3 million, or 31.7%, to $131.7 million for the three months ended June 30, 2009, from $193.0 million in the corresponding period of 2008.  Our ready-mixed sales volumes for the second quarter of 2009 were approximately 1.23 million cubic yards, down 31.2% from the 1.79 million cubic yards of ready-mixed concrete we sold in the second quarter of 2008. Excluding the volumes associated with acquired operations, on a same-plant-sales basis, our ready-mixed volumes in the second quarter of 2009 were down approximately 35.3% compared to the second quarter of 2008. For the six months ended June 30, 2009, ready-mixed concrete and concrete-related products revenues were $238.7 million, a decrease of 30.2% compared to the first half of 2008.   Our ready-mixed concrete sales volumes for the first half of 2009 were approximately 2.20 million cubic yards, down 30.2% from approximately 3.16 million cubic yards of ready-mixed concrete sold during the first half of 2008. Excluding ready-mixed concrete volumes attributable to acquired business operations, first half 2009 volumes were down approximately 34.5% on a same-plant-sales basis from the first half of 2008.

These declines primarily reflect the downturn in residential home construction activity that began in the second half of 2006 in all our markets, and the downturn in commercial construction and public works spending due to the ongoing credit crisis and the economic recession in the United States.  Less favorable weather conditions in our north Texas markets in the first half of 2009 also contributed to these decreases. Partially offsetting the effects of lower sales volumes was the approximate 1.3% rise in the average sales price per cubic yard of ready-mixed concrete during the six months ended June 30, 2009, as compared to the corresponding period in 2008.

Precast concrete products. Revenue from our precast concrete products segment was down $1.3 million, or 7.7%, to $16.0 million for the second quarter of 2009 from $17.3 million during the corresponding period of 2008.  For the six months ended June 30, 2009, revenues decreased $4.4 million, or 12.9%, to $29.5 million from $33.9 million during the first half of 2008. These decreases reflect the downturn primarily in residential construction in our northern California and Phoenix, Arizona markets. The decrease in revenue was partially offset by higher revenue in 2009 from the acquisition of the assets of Pomeroy in August 2008 and higher commercial spending in our mid-Atlantic market during the second quarter of 2009.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products.  Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment decreased $49.4 million, or 31.4%, to $107.9 million for the three months ended June 30, 2009 from $157.3 million for the three months ended June 30, 2008.  For the six months ended June 30, 2009, these costs decreased $85.6 million, or 29.9%, to $200.8 million from $286.4 million for the six months ended June 30, 2008. These decreases were primarily associated with lower sales volumes in 2009.

As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 81.9% for the three months ended June 30, 2009, as compared to 81.5% for the same period of 2008. As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 84.1% for the six months ended June 30, 2009, as compared to 83.8% for the corresponding period of 2008. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue was primarily attributable to higher production costs and per unit delivery costs, as compared to the three and six months ended June 30, 2008. Additionally, the effect of our fixed costs being spread over lower volumes has increased this percentage.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment declined $0.4 million, or 3.1%, to $12.7 million for the quarter ended June 30, 2009 from $13.1 million for the corresponding period of 2008. Cost of goods sold before depreciation, depletion and amortization declined $1.9 million, or 7.8%, to $23.4 million for the six months ended June 30, 2009 from $25.3 million for the first half of 2008. This decrease was primarily related to the declining residential construction market that has been impacting our northern California and Phoenix, Arizona precast markets.

As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 79.2% for three months ended June 30, 2009 from 75.4% during the three months ended June 30, 2008. As a percentage of precast concrete revenue, cost of goods sold before depreciation, depletion and amortization rose to 79.1% for the six months ended June 30, 2009 from 74.7% during the corresponding period of 2008. This percentage increased in part because of the decreased efficiency in our plant operations in northern California and Phoenix, Arizona, resulting from lower demand for our primarily residential product offerings in these markets.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2009 remained flat at $17.6 million compared to the corresponding period of 2008. While these expenses were comparable quarter over quarter we experienced lower costs during the second quarter of 2009 related primarily to reduced compensation as a result of workforce reductions in 2008 and 2009, reduced incentive-based compensation accruals, and other administrative reductions such as in travel and entertainment costs and office expenses. These reductions were offset by an increase in our bad debt provision and higher professional fees when compared to the second quarter of 2008.

Selling, general and administrative expenses were $33.7 million in the first half of 2009, compared to $35.8 million in the first half of 2008.  This decrease was primarily due to lower incentive compensation accruals, lower travel and entertainment expenses and other cost reductions implemented in late 2008 and in 2009, partially offset by higher professional fees and an increase in our bad debt provision.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.4 million, or 5.9%, to $7.4 million for the three months ended June 30, 2009 from $7.0 million in the corresponding period of 2008. Depreciation, depletion and amortization expense for the six months ended June 30, 2009 increased $1.0 million to $14.9 million, as compared to $13.9 million during the first half of 2008. These increases were attributable primarily to higher depreciation expense related to our new information technology system and acquisitions in the second half of 2008 and second quarter of 2009.

Gain on purchases of senior subordinated notes. During the second quarter of 2009, we purchased $5.0 million principal amount of our 8⅜% Senior Subordinated Notes due April 1, 2014 (the “8⅜% Notes”) in open market transactions for $2.0 million.  We recorded a gain of $2.9 million as a result of these transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased. For the six month period ended June 30, 2009, we purchased $12.4 million aggregate principal amount of the 8⅜% Notes in open market transactions for approximately $4.8 million.  This resulted in a gain of approximately $7.4 million as a result of these open market transactions after writing off a total of $0.2 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased.

Interest expense, net.  Net interest expense decreased $0.1 million, or 1.6%, to $6.6 million in the second quarter of 2009 from $6.7 million in the second quarter of 2008. Net interest expense for the six months ended June 30, 2009 was $13.3 million, compared to $13.4 million for the first half of 2008.  We experienced interest savings from the repurchase of our 8⅜% Notes and lower interest rates on borrowings under our Credit Facility when compared to the corresponding periods of 2008. This reduction was mostly offset by increased interest associated with higher amounts outstanding under our Credit Facility.

Income tax benefit.  We recorded an income tax benefit from continuing operations of $1.1 million for the six months ended June 30, 2009, as compared to $0.9 million for the corresponding period in 2008. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, and it may vary in subsequent interim periods if our estimate of the full year income or loss changes.  Our  effective tax benefit rate was 6.3% and 16.2% for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, we applied a valuation allowance against certain of our deferred tax assets, including operating loss carryforwards, which reduced our effective benefit rate from the statutory rate. In accordance with GAAP, a valuation allowance is required unless it is more likely than not that future taxable income or the reversal of deferred tax liabilities will be sufficient to recover deferred tax assets. In addition, certain state taxes are calculated on bases different than pre-tax loss (such as gross receipts). This results in us recording income tax expense for these states, which also lowered the effective benefit rate for the six months ended June 30, 2009 compared to the statutory rate.

Non-controlling interest.   The net loss attributable to non-controlling interest reflected in the three and six month periods ended June 30, 2009 and 2008 related to the allocable share of net loss from our Michigan joint venture, Superior Materials Holdings, LLC (“Superior”) to the minority interest owner.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal working capital requirements, purchasing property and equipment, (not in short term) and paying cash interest expense under the 8⅜% Notes and cash interest expense on borrowings under our senior secured revolving credit facility that is scheduled to expire in March 2011.  In addition to cash and cash equivalents of $4.5 million at June 30, 2009, our senior secured revolving credit facility provides us with a significant source of liquidity.  At June 30, 2009, we had $48.1 million of available credit, net of outstanding revolving credit borrowings of $26.0 million and outstanding letters of credit of $11.5 million. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods and the cash interest payment on the 8⅜% Notes on April 1 and October 1 of each year. Generally, in the fourth quarter of each year, our working capital borrowings decline and are at their lowest annual levels in the first quarter of the following year. Current market conditions have limited the availability of new sources of financing and capital, which will  have an impact on our ability to obtain financing for our acquisition program and developmental capital.

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

Covenants contained in the credit agreement governing our senior revolving credit facility (the “Credit Agreement”) and the indenture governing the 8⅜% Notes could adversely affect our ability to obtain cash from external sources. Specifically, the Credit Agreement limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million.  Under the indenture governing the 8⅜% Notes, there are restrictions on our ability to incur additional debt, primarily limited to the greater of (1) borrowings available under the Credit Agreement plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense.  Based on our June 30, 2009 balance sheet, generally this restriction in the indenture limits our borrowing availability to approximately $28.8 million, in addition to our borrowings available under our existing Credit Agreement. Additionally, our ability to obtain cash from external sources could be adversely affected by volatility in the markets for corporate debt, fluctuations in the market price of our common stock or 8⅜% Notes and any additional market instability, unavailability of credit or inability to access the capital markets which may result from the effect of the global financial crisis and U.S. recession.

The following key financial measurements reflect our financial position and capital resources as of June 30, 2009 and December 31, 2008 (dollars in thousands):
	June 30, 2009	December 31, 2008

Cash and cash equivalents	$4,468	$5,323
Working capital	$52,304	$63,484
Total debt	$311,065	$305,988
Available credit	$48,100	$91,100
Debt as a percent of capital employed	82.5%	79.2%

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.  The Credit Agreement, as amended to date, provides for a revolving credit facility of up to $150 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At June 30, 2009, we had borrowings of $26.0 million under this facility. We pay interest on borrowings at either the Eurodollar-based rate (“LIBOR”) plus 1.75% per annum to 2.25% or the domestic rate (3.25% at June 30, 2009) plus 0.25% to 0.75% per annum. The rate paid over either LIBOR or the domestic rate varies depending on the level of borrowings.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.  The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the senior secured credit facility.  A material adverse change is defined as a material adverse change in any of (a) the condition (financial or otherwise), business, performance, prospects, operations or properties of us and our Subsidiaries, taken as a whole, (b) our ability and the ability of our guarantors, taken as a whole, to perform the respective obligations under the Credit Agreement and ancillary documents or (c) the rights and remedies of the administrative agent, the lenders or the issuers to enforce the Credit Agreement and ancillary documents.  At June 30, 2009, the amount of the available credit was approximately $48.1 million, net of outstanding revolving credit borrowings of $26.0 million and outstanding letters of credit of approximately $11.5 million.

Our subsidiaries, excluding Superior and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we have collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding Superior and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of Superior.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.  As of June 30, 2009, we were in compliance with our financial covenants under the Credit Agreement.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% Notes.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay outstanding debt under a prior credit facility.  In July 2006, we issued $85 million of additional 8⅜% Notes.

During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of the 8⅜% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open market transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased. During the quarter ended June 30, 2009, we purchased an additional $5.0 million principal amount of our 8⅜% Notes for approximately $2.0 million. This resulted in a gain of approximately $2.9 million in April 2009, after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased. We used cash on hand and borrowings under our Credit Agreement to fund these transactions. These purchases reduce the amount outstanding under the 8⅜% Notes by $12.4 million and will reduce our interest expense by approximately $0.7 million in 2009 and $0.9 million on an annual basis thereafter.

All of our subsidiaries, excluding Superior and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% Notes.

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

As a result of restrictions contained in the indenture relating to the 8⅜% Notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under the Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense. Based on our June 30, 2009 balance sheet, generally this restriction in the indenture limits our borrowing availability to approximately $28.8 million, in addition to our borrowings available under our existing Credit Agreement.

Superior Credit Facility and Subordinated Debt

Superior has a separate credit agreement that provides for a revolving credit facility.  The credit agreement, as amended, allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of June 30, 2009, there was $8.3 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $4.0 million. Letters of credit outstanding at June 30, 2009 were $2.8 million, which reduced the amount available under the credit facility.

Currently, borrowings have an annual interest rate at Superior’s option of either, LIBOR plus 4.25%, or prime rate plus 2.00%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  During the trailing twelve months ended June 30, 2009, the credit agreement required a threshold EBITDA of $(2.8) million. As of June 30, 2009, Superior was in compliance with its financial covenants under the credit agreement.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior credit agreement. However, Superior’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy Co.’s credit agreement would constitute an event of default.  Furthermore, U.S. Concrete has agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior.  In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million under this agreement in lieu of payment of related party payables. Additionally, the minority partner, Edw. C. Levy Co., provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009.  The subordinated debt with U.S. Concrete is eliminated in consolidation.  There is no interest due on each note, and each note matures on May 1, 2011.

Cash Flow

Our net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $2.0 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $9.5 million for the six months ended June 30, 2008.  This change was principally a result of lower profitability in the first half of 2009.

Our cash flows from investing activities were an $11.7 million use of cash for the six months ended June 30, 2009 and an $18.5 million use of cash for the six months ended June 30, 2008. This change was primarily attributable to lower payments related to acquisitions and lower net capital expenditures during the first six months of 2009 compared to the first half of 2008, partially offset by net proceeds received from our divestiture activities in 2008. During the first six months of 2008, we received $7.6 million in proceeds from the sale of our Memphis operations and spent approximately $1.8 million for a ready-mixed concrete operation in New York and $13.5 million for certain ready-mixed concrete operations in west Texas.  We also paid $1.4 million of contingent purchase considerations during the first half of 2008, related to real estate acquired pursuant to the acquisition of a ready-mix operation in 2003. During the first six months of 2009 we paid approximately $4.5 million for a concrete crushing and recycling operation in New York. Additionally, in the first quarter of 2009, we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers of API in partial satisfaction of a contingent payment obligation.

Our net cash provided by financing activities was $12.8 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively. This increase was primarily the result of higher net borrowings under our Credit Agreement in 2009 compared to the same period in 2008, partially offset by the purchase of $12.4 million principal amount of our 8⅜% Notes for $4.8 million during the first six months 2009. At June 30, 2009, we had $26.0 million outstanding under the Credit Agreement compared to $3.7 million at June 30, 2008. The increase is primarily due to borrowings to finance the purchase of the 8⅜% Notes and make our semi-annual interest payment on the 8⅜% Notes.

We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (net of disposals).  Free cash flow is a liquidity measure not prepared in accordance with GAAP.  Our management uses free cash flow in managing our business because we consider it to be an important indicator of our ability to service our debt and generate cash for acquisitions and other strategic investments.  We believe free cash flow may provide users of our financial information additional meaningful comparisons between current results and results in prior operating periods.  Our working capital needs are typically greater in the second and third quarters of each year. This is due to the cyclical nature of our business which requires more working capital to fund increases in accounts receivable and inventories. To the extent that we are unable to generate positive free cash flow, we would be required to draw on other capital sources, including our credit agreement and possibly delay acquisitions or other strategic investments. As a non-GAAP financial measure, free cash flow should be viewed in addition to, and not as an alternative for, our reported operating results or cash flow from operations or any other measure of performance prepared in accordance with GAAP.

A reconciliation of our net cash provided by (used in) operations and free cash flow is as follows (in thousands):

	Six Months Ended June 30,
	2009	2008

Net cash provided by (used in) operations	$(1,972)	$9,500
Less: purchases of property, plant and equipment (net of disposals)	(6,510)	(9,441)
Free cash flow (as defined)	$(8,482)	$59

Future Capital Requirements

For the remaining six months of 2009, we expect our capital expenditures will be in the range of $5 million to $6 million, including maintenance capital, developmental capital and rolling stock mixer/barrel replacement. We anticipate that our existing cash balance of $4.5 million, our borrowing capacity of $48.1 million at June 30, 2009 under our Credit Agreement and cash flow from operations will provide adequate liquidity for 2009 to pay for all current obligations, including anticipated capital expenditures, debt service, lease obligations and working capital requirements.  There can be no assurance, however, that we will be successful in obtaining sources of capital that will be sufficient to support our requirements over the long-term.

If the national and global financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect us, including by adversely affecting the availability and cost of short-term funds for our liquidity requirements and our ability to meet long-term commitments, which in turn could adversely affect our results of operations, cash flows and financial condition.

We rely on our Credit Agreement to fund short-term liquidity needs if internal funds are not available from our operations.  We also use letters of credit issued under our revolving credit facility to support our insurance policies in certain business units.  Disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facilities.  Our access to funds under our credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments.  Our banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, or failures of significant financial institutions could adversely affect our access to liquidity needed in our operations.  Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.  Such measures could include deferring capital expenditures, as well as reducing or eliminating future share repurchases, bond repurchases or other discretionary uses of cash.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet. At June 30, 2009, we and Superior had $14.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $40.1 million in performance bonds relating primarily to our ready-mixed concrete operations.

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of 3,000,000 shares of our common stock. The Board modified the repurchase plan in October 2008 to slightly increase the aggregate number of shares authorized for repurchase.  The plan permitted the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws.  As of December 31, 2008, we had repurchased and subsequently cancelled 3,148,405 shares with an aggregate value of $6.6 million and completed the repurchase program. Based on certain restrictions contained in our indenture governing our 8⅜% Notes, we are currently prohibited from future share repurchases.

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

Inflation

We experienced negligible to no increases in operating costs during the second quarter of 2009 related to inflation.  However, cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates in recent years. When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. In 2007 and 2008, prices for our products increased at a rate similar to, or greater than, the rate of increase in our raw materials costs. During the fourth quarter of 2008, diesel fuel prices declined substantially from the historically high levels reached in the third quarter of 2008. These prices have increased slightly from the fourth quarter of 2008 but remain substantially lower than the levels reached in the third quarter of 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio.  All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at their fair values.  Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values.  As of June 30, 2009 and December 31, 2008, we were not a party to any derivative financial instruments.

The indebtedness evidenced by the 8⅜% Notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes.  The fair value of that debt will vary as interest rates change.

Borrowings under our Credit Agreement and our Superior Materials Holdings, LLC separate credit agreement expose us to certain market risks.  Interest on amounts drawn under the credit facilities varies based on either the prime rate or one-, two-, three- or six-month Eurodollar rates.  Based on the $34.3 million outstanding under these facilities as of June 30, 2009, a one percent change in the applicable rate would change annual interest expense by $0.3 million.

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended June 30, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

 Item 1. Legal Proceedings

For information about litigation involving us, see Note 10 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to our acquisition of shares of our common stock during the second quarter of 2009:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 2009	—	—	—	—
May 2009	10,505	1.98	—	—
June 2009	2,102	1.92	—	—

(1)
Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

Item 4. Submission of Matters to a Vote of Security Holders

1.
At our annual meeting of stockholders held on May 6, 2009, our stockholders elected John M. Piecuch, T. William Porter, III, Michael W. Harlan, Vincent D. Foster, Mary P. Ricciardello, William T. Albanese, and Ray C. Dillon as directors of U.S. Concrete with terms expiring in 2010.  Votes cast with respect to the election of each director were as follows:

Votes Cast to Elect:	For:	Withheld:

John M. Piecuch	30,047,015	448,963
William Porter, III	20,190,301	10,305,677
Michael W. Harlan	30,034,027	461,951
Vincent D. Foster	21,729,002	8,766,976
Mary P. Ricciardello	30,033,305	462,673
William T. Albanese	30,030,739	465,239
Ray C. Dillon	30,055,291	440,686

2.
At our annual meeting of stockholders held on May 6, 2009, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of U.S. Concrete for the year ending December 31, 2009.  Votes cast with respect to such ratification were 30,389,260 for and 39,718 against, with 66,999 abstentions and no broker non-votes.

Item 6. Exhibits

Exhibit Number		Description
3.1	*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2	*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 toForm S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3	*	—Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarterended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
31.1		—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2		—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1		—Section 1350 Certification of Michael W. Harlan.
32.2		—Section 1350 Certification of Robert D. Hardy.

* Incorporated by reference to the filing indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: August 7, 2009	By:	/s/ Robert D. Hardy
Robert D. Hardy
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2	*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 toForm S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3	*	—Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarterended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
31.1		—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2		—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1		—Section 1350 Certification of Michael W. Harlan.
32.2		—Section 1350 Certification of Robert D. Hardy.

* Incorporated by reference to the filing indicated.