Form 10-Q
period 2009-09-30
US CONCRETE INC
filed 2009-11-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of the close of business on November 6, 2009, U.S. Concrete, Inc. had 37,328,861 shares of its common stock, $0.001 par value, outstanding (excluding 551,997 of treasury shares).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,528	$5,323
Trade accounts receivable, net	93,268	100,269
Inventories	30,176	32,768
Deferred income taxes	12,535	11,576
Prepaid expenses	4,213	3,519
Other current assets	6,563	13,801
Total current assets	157,283	167,256
Property, plant and equipment, net	246,908	272,769
Goodwill	14,063	59,197
Other assets	6,954	8,588
Total assets	$425,208	$507,810

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$10,387	$3,371
Accounts payable	44,252	45,920
Accrued liabilities	56,306	54,481
Total current liabilities	110,945	103,772
Long-term debt, net of current maturities	288,207	302,617
Other long-term obligations and deferred credits	7,249	8,522
Deferred income taxes	12,042	12,536
Total liabilities	418,443	427,447

Commitments and contingencies (Note 12)

Equity:
Preferred stock	–	–
Common stock	38	37
Additional paid-in capital	267,532	265,453
Retained deficit	(264,072)	(192,564)
Treasury stock, at cost	(3,277)	(3,130)
Total stockholders’ equity	221	69,796
Non-controlling interest (Note 1)	6,544	10,567
Total equity	6,765	80,363
Total liabilities and equity	$425,208	$507,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$153,608	$212,819	$414,634	$580,973
Cost of goods sold before depreciation, depletion and amortization	128,572	176,324	352,683	488,025
Selling, general and administrative expenses	16,206	19,643	50,727	55,494
Goodwill and other asset impairments	54,560	—	54,560	—
Depreciation, depletion and amortization	7,645	7,850	22,551	21,763
(Gain) loss on sale of assets	2,865	(321)	2,029	(399)
Income (loss) from operations	(56,240)	9,323	(67,916)	16,090
Interest expense, net	6,578	6,747	19,908	20,121
Gain on purchases of senior subordinated notes	—	—	7,406	—
Other income, net	326	578	1,016	1,628
Income (loss) from continuing operations before income taxes	(62,492)	3,154	(79,402)	(2,403)
Income tax expense (benefit)	(1,194)	1,248	(2,262)	346
Income (loss) from continuing operations	(61,298)	1,906	(77,140)	(2,749)
Loss from discontinued operations (net of tax benefit of $0 and $81 in 2008)	—	—	—	(149)
Net income (loss)	(61,298)	1,906	(77,140)	(2,898)
Net loss (income) attributable to non-controlling interest	3,238	(184)	5,632	2,645
Net income (loss) attributable to stockholders	$(58,060)	$1,722	$(71,508)	$(253)

Earnings (loss) per share attributable to stockholders – basic
Income (loss) from continuing operations	$(1.60)	$0.04	$(1.98)	$—
Loss from discontinued operations, net of income tax benefit	—	—	—	—
Net income (loss)	$(1.60)	$0.04	$(1.98)	$—

Earnings (loss) per share attributable to stockholders – diluted
Income (loss) from continuing operations	$(1.60)	$0.04	$(1.98)	$—
Loss from discontinued operations, net of income tax benefit	—	—	—	—
Net income (loss)	$(1.60)	$0.04	$(1.98)	$—

Weighted average shares outstanding:
Basic	36,272	38,808	36,132	38,702
Diluted	36,272	39,389	36,132	38,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional			Non-
	Shares	Par Value	Paid-In Capital	Retained Deficit	Treasury Stock	Controlling Interest	Total Equity
BALANCE, December 31, 2008	36,793	$37	$265,453	$(192,564)	$(3,130)	$10,567	$80,363
Stock-based compensation	497	1	1,791	—	—	—	1,792
Employee purchase of ESPP shares	171	—	288	—	—	—	288
Purchase of treasury shares	(89)	—	—	—	(147)	—	(147)
Cancellation of shares	(39)	—	—	—	—	—	—
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	1,609	1,609
Net loss	—	—	—	(71,508)	—	(5,632)	(77,140)
BALANCE, September 30, 2009	37,333	$38	$267,532	$(264,072)	$(3,277)	$6,544	$6,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,140)	$(2,898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and other asset impairments	54,560	—
Depreciation, depletion and amortization	22,551	21,763
Debt issuance cost amortization	1,356	1,250
Gain on purchases of senior subordinated notes	(7,406)	—
Net (gain) loss on sale of assets	2,029	(892)
Deferred income taxes	(1,453)	(402)
Provision for doubtful accounts	2,925	996
Stock-based compensation	1,792	2,231
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	4,076	(22,138)
Inventories	2,481	(3,431)
Prepaid expenses and other current assets	6,544	1,540
Other assets and liabilities	3	126
Accounts payable and accrued liabilities	(366)	21,369
Net cash provided by operating activities	11,952	19,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,491)	(20,196)
Proceeds from disposals of property, plant and equipment	9,122	3,350
Payments for acquisitions	(5,214)	(21,778)
Disposal of business unit	—	7,583
Other investing activities	—	103
Net cash used in investing activities	(8,583)	(30,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	138,859	6,282
Repayments of borrowings	(132,354)	(4,924)
Purchases of senior subordinated notes	(4,810)	—
Shares purchased under common stock buyback program	—	(703)
Purchase of treasury shares	(147)	(390)
Proceeds from issuances of common stock under compensation plans	288	376
Other financing activities	—	(160)
Net cash provided by financing activities	1,836	481
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,205	(10,943)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,323	14,850
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,528	$3,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  We include in our condensed consolidated financial statements the results of operations, balance sheets and cash flows of our 60%-owned Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”).  We reflect the minority owner’s 40% interest in income, net assets and cash flows of that subsidiary as a non-controlling interest in our condensed consolidated financial statements.  Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included.  Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of our results expected for the year ending December 31, 2009. We have made certain reclassifications to prior period amounts to conform to the current period presentation in accordance with authoritative accounting guidance related to non-controlling interests in consolidated financial statements.

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

We evaluated subsequent events through November 9, 2009, the date we filed this quarterly report on Form 10-Q for the quarter ended September 30, 2009 with the SEC, and have disclosed a subsequent event under Note 15.

2.    SIGNIFICANT ACCOUNTING POLICIES

For a description of our accounting policies, see Note 1 of the consolidated financial statements in the 2008 Form 10-K, as well as Note 14 below.

3.    RISKS AND UNCERTAINTIES

Covenants contained in the credit agreement governing our senior revolving credit facility (the “Credit Agreement”) could adversely affect our ability to obtain cash from external sources. Specifically, the Credit Agreement requires us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million.  Our liquidity outlook for 2010 continues to weaken, primarily as a result of continued softness in residential construction, further softening of demand in the commercial sector and delays in public works projects in many of our markets.  We are also experiencing product pricing pressure and expect ready-mixed concrete pricing declines in 2010 compared to 2009 in most of our markets, which will have a negative effect on our gross margins.  Our anticipated product volume declines and product price erosions are expected to negatively impact our liquidity.  Based upon our projections as of the date of this quarterly report, we expect our available credit to remain above $25 million over the next twelve months.  However, if the severity of product volume and price declines are more than anticipated, this may cause our available credit under the Credit Agreement to fall below $25 million in 2010.  Additionally, our business is subject to certain risks and uncertainties which could cause our actual results to vary from those expected.  These risks and uncertainties are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008.  If our available credit falls below $25 million, we do not currently expect that we would be able to meet the minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis.

Absent a waiver or amendment from our lenders or a successful refinancing of the Credit Agreement prior to a potential noncompliance event, our lenders would control our cash depository accounts, may limit or restrict our future borrowings under the Credit Agreement and may, at their option, immediately accelerate the maturity of the facility.  If the lenders were to accelerate our obligation to repay borrowings under the Credit Agreement, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient liquidity to make the payments when due. Our lenders may also prohibit interest payments on our 8⅜% senior subordinated notes due April 1, 2014 (the “8⅜% Notes”) for a period ending on the earlier of 180 days or the date the event of default has been waived or amended.

Under the provisions of our 8⅜% Notes, an event of default under our credit facility would not accelerate the 8⅜% Notes unless the Credit Agreement lenders accelerate maturity of the debt outstanding under that agreement.  If our obligation to repay the indebtedness under our 8⅜% Notes was accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient assets to make the payments when due.  The acceleration of our credit agreement or the 8⅜% Notes would have a material adverse affect on our operations and our ability to meet our obligations as they become due.

4.    DISCONTINUED OPERATIONS

In the first quarter of 2008, we sold our ready-mixed concrete business unit headquartered in Memphis, Tennessee.  This unit was part of our ready-mixed concrete and concrete-related products segment.  We classified this business unit as discontinued operations beginning in the fourth quarter of 2007, and we have presented the results of operations, net of tax, as discontinued operations in the accompanying condensed consolidated statements of operations.  The results of discontinued operations included in the accompanying condensed consolidated statements of operations were as follows for the nine month period ended September 30, 2008 (in thousands):

Nine Months Ended September 30, 2008
Revenue	$671
Operating expenses	1,395
Gain on disposal of assets	494
Loss from discontinued operations, before income tax benefit	(230)
Income tax benefits from discontinued operations	(81)
Loss from discontinued operations, net of tax	$(149)

5.    BUSINESS COMBINATIONS AND DISPOSALS

In September 2009, we sold four ready-mixed concrete plants in Sacramento, California for approximately $6.0 million, plus a payment for inventory on hand at closing. This sale resulted in a pre-tax loss of approximately $3.0 million after the allocation of approximately $3.0 million of goodwill related to these assets.

In May 2009, we acquired substantially all the assets of a concrete recycling business in Queens, New York. We used borrowings under our revolving credit facility to fund the cash purchase price of approximately $4.5 million.

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.     GOODWILL AND OTHER ASSET IMPAIRMENTS

The change in goodwill from December 31, 2007 to September 30, 2009 is as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Precast Concrete Products	Total
Balance at December 31, 2007:
Goodwill	$321,967	$45,957	$367,924
Accumulated impairment	(173,851)	(9,074)	(182,925)
	148,116	36,883	184,999
Acquisitions (see Note 5)	8,954	—	8,954
Impairments	(109,331)	(25,994)	(135,325)
Adjustments	1,431	(862)	569
Balance at December 31, 2008	$49,170	$10,027	$59,197

Balance at December 31, 2008:
Goodwill	$332,352	$45,095	$377,447
Accumulated impairment	(283,182)	(35,068)	(318,250)
	49,170	10,027	59,197
Acquisitions (see Note 5)	3,596	—	3,596
Impairments	(45,776)	—	(45,776)
Allocated to assets sold	(2,954)	—	(2,954)
Balance at September 30, 2009	$4,036	$10,027	$14,063

Balance at September 30, 2009:
Goodwill	332,994	45,095	378,089
Accumulated impairment	(328,958)	(35,068)	(364,026)
	$4,036	$10,027	$14,063

During the third quarter of 2009, we recorded a goodwill impairment charge of $45.8 million related to our northern California and Atlantic Region reporting units.  We sold four ready-mixed concrete plants in Sacramento, California during the third quarter of 2009 (see Note 5). These plants and operations were included in our northern California ready-mixed concrete reporting unit and $3.0 million of goodwill was allocated to these assets and included in the calculation of loss on sale.  Concurrent with this sale, we performed an impairment test on the remaining goodwill for this reporting unit and on all other reporting units with remaining goodwill as a result of current economic conditions.  The U.S. recession and downturn in the U.S. construction markets have continued to impact our revenue and expected future growth. The cost of capital has increased while the availability of funds from capital markets has not improved significantly. Lack of available capital impacts our end-use customers by creating project delays or cancellations, thereby impacting our revenue growth and assumptions. The downturn in residential construction has not improved and we are now seeing the recession affect the commercial sector of our revenue base. In addition, the California budget crisis may have a prolonged effect on public works spending in this market. All these factors have led to a more negative outlook for expected future cash flows and have resulted in an impairment charge of $45.8 million, of which $42.2 million is related to our northern California reporting unit.

We evaluated the recoverability of all our long-lived assets during the third quarter of 2009 given current economic conditions. We measured recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  The Michigan market continues to be significantly impacted by the global recession and by events specific to its region including the difficult operating conditions of the U.S. automotive industry manufacturers, high unemployment rates and lack of public works spending.  The decline in construction activity in each of our end-use markets has negatively affected our outlook of future sales growth and cash flow.  We identified an impairment related to the property, plant and equipment in our Michigan market and recorded a charge of $8.8 million, which represents the amount that the carrying value of these assets exceeded fair value.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.    INVENTORIES

Inventories consist of the following (in thousands):
	September 30,	December 31,
	2009	2008

Raw materials	$17,389	$18,100
Precast products	6,957	8,353
Building materials for resale	2,757	2,922
Repair parts	3,073	3,393
	$30,176	$32,768

8.    DEBT

A summary of debt is as follows (in thousands):
	September 30,	December 31,
	2009	2008
Senior secured credit facility due 2011	$16,000	$11,000
8⅜% senior subordinated notes due 2014	271,708	283,998
Notes payable	2,747	5,411
Superior Materials Holdings, LLC secured credit facility due 2010	7,917	5,149
Capital leases	222	430
	298,594	305,988
Less: current maturities	10,387	3,371
	$288,207	$302,617

The estimated fair value of our debt at September 30, 2009 and December 31, 2008 was $204.1 million and $168.1 million, respectively.

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.  The Credit Agreement, as amended to date, provides for a revolving credit facility of up to $150 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At September 30, 2009, we had borrowings of $16.0 million under this facility. We pay interest on borrowings at either the Eurodollar-based rate (“LIBOR”) plus 1.75% to 2.25% per annum or the domestic rate (3.25% at September 30, 2009) plus 0.25% to 0.75% per annum. The rate paid over either LIBOR or the domestic rate varies depending on the level of borrowings.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.  The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the Credit Agreement.  A material adverse change is defined as a material adverse change in any of (a) the condition (financial or otherwise), business, performance, prospects, operations or properties of us and our Subsidiaries, taken as a whole, (b) our ability and the ability of our guarantors, taken as a whole, to perform the respective obligations under the Credit Agreement and ancillary documents or (c) the rights and remedies of the administrative agent, the lenders or the issuers to enforce the Credit Agreement and ancillary documents.  At September 30, 2009, the amount of available credit was approximately $71.6 million, net of outstanding revolving credit borrowings of $16.0 million and outstanding letters of credit of approximately $11.6 million.

Our subsidiaries, excluding Superior and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding Superior and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of Superior.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million.  The Credit Agreement also provides that specified change-of-control events would constitute events of default.  As of September 30, 2009, we were in compliance with our covenants under the Credit Agreement. The maintenance of a minimum fixed charge coverage ratio was not applicable, as the available credit under the facility did not fall below $25.0 million (See Note 3 – Risks and Uncertainties for a discussion of our liquidity and the effect on our covenants in the future).

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% Notes.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.   We used the net proceeds of this financing to redeem our prior 12% senior subordinated notes and prepay outstanding debt under a prior credit facility.  In July 2006, we issued $85 million of additional 8⅜% Notes.

During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of our 8⅜% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open-market transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased. During the second quarter of 2009, we purchased an additional $5.0 million principal amount of our 8⅜% Notes for approximately $2.0 million.  This resulted in a gain of approximately $2.9 million in April 2009, after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased.

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

Superior Credit Facility and Subordinated Debt

Superior has a separate credit agreement that provides for a revolving credit facility.  The credit agreement, as amended, allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of September 30, 2009, there was $7.9 million in outstanding borrowings under the revolving credit facility, and the amount of available credit was approximately $4.8 million.  The outstanding borrowings are included under current maturities of long-term debt on the condensed consolidated balance sheet. Letters of credit outstanding at September 30, 2009 were $2.8 million, which reduces the amount available under the credit facility.

Currently, borrowings have an annual interest rate, at Superior’s option, of either LIBOR plus 4.25% or prime rate (3.25% at September 30, 2009) plus 2.00%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly. During the trailing 12 months ended September 30, 2009, the credit agreement required a threshold EBITDA of $(2.7) million.  As of September 30, 2009, Superior was in compliance with its financial covenants under the credit agreement. Based on its fourth quarter 2009 outlook, Superior does not expect to meet its threshold EBITDA compliance test for the quarter ended December 31, 2009.  Superior is in discussions with its lender regarding the receipt of a waiver of its noncompliance with this covenant or amendment to the terms of the covenant.  Although Superior currently believes it will receive a waiver, we can provide no assurance that we will receive any waiver or amendment.  A breach of this covenant could result in a default under Superior’s credit agreement. Upon the occurrence of an event of default under that agreement, all amounts outstanding under that agreement could become immediately due and payable, and the lender could terminate all commitments to extend further credit.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior credit agreement. However,  Superior’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy Co.’s credit agreement would constitute an event of default.  Furthermore, U.S. Concrete agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior.  In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million under this agreement in lieu of payment of related party payables. Additionally, the minority partner, Edw. C. Levy Co., provided $1.6 million of subordinated debt capital to fund operations. The subordinated debt with U.S. Concrete was eliminated in consolidation.  There was no interest due on each note, and each note was scheduled to mature on May 1, 2011.  During the third quarter of 2009, U.S. Concrete and the minority partner, Edw. C. Levy Co., converted the subordinated debt capital into capital contributions to Superior.  Pursuant to the existing credit agreement, U.S. Concrete and Edw. C. Levy Co. expect to make additional equity or subordinated debt capital contributions to Superior in the first half of 2010.  Superior is in the process of renegotiating its credit facility.  If the renegotiation process is unsuccessful, U.S. Concrete and Edw. C. Levy Co. may make additional cash equity contributions to Superior to finance its working capital requirements and fund its cash operating losses.

9.    INCOME TAXES

We made income tax payments of approximately $0.1 million and $0.4 million during the three and nine month periods ended September 30, 2009.  For the three and nine month periods ended September 30, 2008, our income tax payments were approximately $0.1 million and $0.5 million, respectively.

In accordance with generally accepted accounting principles (“GAAP”), we estimate the effective tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, which may vary in subsequent interim periods if our estimates change.  Our effective tax benefit rate for the nine months ended September 30, 2009 was approximately 2.8%. For the nine months ended September 30, 2009, we applied a valuation allowance against certain of our deferred tax assets, including net operating loss carryforwards, which reduced our effective benefit rate from the statutory rate. In accordance with GAAP, a valuation allowance is required unless it is more likely than not that future taxable income or the reversal of deferred tax liabilities will be sufficient to recover deferred tax assets. In addition, certain state taxes are calculated on bases different than pre-tax loss.  This results in us recording income tax expense for these states, which also lowered the effective benefit rate for the nine months ended September 30, 2009 compared to the statutory rate.

10.    STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	September 30, 2009	December 31, 2008
Shares authorized	60,000	60,000
Shares outstanding at end of period	37,333	36,793
Shares held in treasury	548	459

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which were issued or outstanding as of September 30, 2009 and December 31, 2008.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 89,000 shares during the nine months ended September 30, 2009, at a total value of approximately $0.1 million. There were no shares withheld during the third quarter of 2009. We accounted for the withholding of these shares as treasury stock.

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

11.    SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE

       The following table summarizes the number of shares (in thousands) of common stock we have used, on a weighted-average basis, in calculating basic and diluted net income (loss) per share attributable to stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	36,272	38,808	36,132	38,702
Effect of dilutive stock options and awards	—	581	—	—
Diluted weighted average common shares outstanding	36,272	39,389	36,132	38,702

       For the three and nine month periods ended September 30, we excluded stock options and awards covering 3.0 million shares in 2009 and 2.0 million shares in 2008 from the computation of the net income (loss) per share because their effect would have been antidilutive.

12.  COMMITMENTS AND CONTINGENCIES

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.  As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes.  In each reporting period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we record a liability reflecting either the low end of our range or a specific estimate, if we believe a specific estimate to be likely based on current information.  At September 30, 2009, we have accrued $3.1 million for potential damages associated with four separate class actions pending against us in Alameda Superior Court (California).  The class actions were filed between April 6, 2007 and September 27, 2007 on behalf of various Central Concrete Supply Co., Inc. (“Central”) ready-mixed concrete and transport drivers, alleging primarily that Central, which is one of our subsidiaries, failed to provide meal and rest breaks as required under California law. We have entered into settlements with one of the classes and a number of individual drivers. The other three classes have been consolidated and a single class was certified on July 24, 2009. Our accrual is based on prior settlement values.  While there can be no assurance that we will be able to fully resolve the remaining class actions without exceeding this existing accrual, based on information available to us as of September 30, 2009, we believe our existing accrual for these matters is reasonable.

In May 2008, we received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of approximately $1.3 million as our allocable share of the minimum funding deficiency.  We continue to evaluate several options to minimize our exposure, including transferring our assets and liabilities into another plan.  We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands, because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

Currently, there are no material product defects claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to products defects claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defects claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defects claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defects claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defects claims related to ready-mixed concrete we have delivered prior to September 30, 2009.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2009.

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

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $40.9 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

13.    SEGMENT INFORMATION

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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

        We account for inter-segment revenue at market prices.  Segment operating income (loss) consists of net revenue less operating expense, including certain operating overhead directly related to the operation of the specific segment.  Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to operations and are excluded from segment operating income (loss).

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Ready-mixed concrete and concrete-related products	$142,008	$198,434	$380,742	$540,224
Precast concrete products	15,596	19,231	45,127	53,145
Inter-segment revenue	(3,996)	(4,846)	(11,235)	(12,396)
Total revenue	$153,608	$212,819	$414,634	$580,973

Segment Operating Income (Loss):
Ready-mixed concrete and concrete-related products	$(53,890)	$13,053	$(56,762)	$24,824
Precast concrete products	485	1,762	1,111	5,277
Gain on purchases of senior subordinated notes	—	—	7,406	—
Unallocated overhead and other income	1,497	1,347	2,482	4,042
Corporate:
Selling, general and administrative expenses	(4,006)	(6,219)	(13,728)	(16,642)
Gain (loss) on sale of assets	—	(42)	(3)	217
Interest expense, net	(6,578)	(6,747)	(19,908)	(20,121)
Profit (loss) from continuing operations before income taxes and non-controlling interest	$(62,492)	$3,154	$(79,402)	$(2,403)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$6,327	$6,907	$18,801	$19,518
Precast concrete products	713	827	2,157	1,885
Corporate	605	116	1,593	360
Total depreciation, depletion and amortization	$7,645	$7,850	$22,551	$21,763

Revenue by Product:
Ready-mixed concrete	$124,380	$172,956	$335,522	$471,575
Precast concrete products	15,776	19,570	45,514	54,066
Building materials	3,138	4,828	7,602	13,359
Aggregates	6,771	8,049	15,994	19,455
Other	3,543	7,416	10,002	22,518
Total revenue	$153,608	$212,819	$414,634	$580,973

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$3,203	$7,360	$12,213	$18,278
Precast concrete products	152	474	278	1,918
Total capital expenditures	$3,355	$7,834	$12,491	$20,196

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total Assets:	As of September 30, 2009	As of December 31, 2008
Ready-mixed concrete and concrete-related products	$325,817	$390,843
Precast concrete products	54,997	58,600
Corporate	44,394	58,367
Total assets	$425,208	$507,810

14.    RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance, which provides additional guidance on measuring the fair value of liabilities. This guidance reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date. This guidance became effective October 1, 2009. We do not believe this guidance will have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standard Codification™ (the “Codification”).  The Codification becomes the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants AICPA, Emerging Issues Task Force EITF and related literature. The codification establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement was effective for our financial statements issued during the quarter ended September 30, 2009. As a result, references to authoritative accounting literature in our financial statement disclosures are referenced in accordance with the Codification.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities (VIEs) that  changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. We expect that the adoption of this guidance will not have a material impact on our condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance on subsequent events.  This guidance sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance during the quarter ended June 30, 2009 and it did not have an impact on our consolidated financial statements. The required disclosure is included in Note 1 to our condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. The guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance in the quarter ended June 30, 2009. There was no impact on our condensed consolidated financial statements, as the guidance relates only to additional disclosures. The required disclosure is included in Note 8 to our condensed consolidated financial statements.

In December 2007, the FASB issued authoritative guidance related to business combinations that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the entity acquired and the goodwill acquired.  This guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination and was effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In April 2009, the FASB issued authoritative guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with existing authoritative guidance related to accounting for contingencies and reasonable estimation of the amount of a loss. The guidance also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by the authoritative guidance on accounting for contingencies. This was adopted effective January 1, 2009. There was no impact on our condensed consolidated financial statements upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this guidance.

In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per share (“EPS”).  This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method.  This guidance was effective for fiscal years beginning after December 15, 2008, and any EPS data presented after adoption is to be adjusted retrospectively.  The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued authoritative guidance on derivative instruments and hedging activities. This guidance was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This guidance was effective in the first quarter of 2009, and the adoption did not have a material impact on our condensed consolidated financial statements.

In September 2006, the FASB issued authoritative guidance on fair value measurements and disclosures.  This guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurement.  The initial application of this guidance was limited to financial assets and liabilities and became effective on January 1, 2008.  The impact of the initial application on our consolidated financial statements was not material. In February 2008, the FASB revised the authoritative guidance on fair value measurements and disclosures to delay the effective date of the guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We elected to defer the adoption of this guidance for nonfinancial assets and nonfinancial liabilities until January 1, 2009. Adoption of this guidance on January 1, 2009 did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued authoritative guidance on non-controlling interests. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  It also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  The guidance was effective for fiscal years beginning after December 15, 2008.  We adopted this guidance in the first quarter of 2009 and have included the non-controlling interest in Superior as a component of equity on the condensed consolidated balance sheets and have included net loss attributable to non-controlling interest in our consolidated net loss.

15.    STOCKHOLDER RIGHTS PLAN

In November 2009, our Board of Directors adopted a Stockholder Rights Plan designed to protect stockholder value by preserving the value of certain of our deferred tax assets primarily associated with net operating loss carryforwards under Section 382 of the Internal Revenue Code.  Our ability to use net operating losses carryforwards and other tax benefits could be substantially reduced if an "ownership change" under Section 382 were to occur. The Stockholder Rights Plan was adopted to reduce the likelihood of an unintended "ownership change" occurring as a result of ordinary buying and selling of shares of our common stock. The Stockholder Rights Plan entails a dividend of one right for each outstanding share of our common stock. Each right will entitle the holder to buy one one-hundredth of a share of a new Series A Junior Participating Preferred Stock, for an exercise price of $10.00. Each one one-hundredth of a share of such preferred stock would be essentially the economic equivalent of one share of our common stock.

The rights will trade with our common stock until exercisable. The rights will not be exercisable until ten days following a public announcement that a person or group has acquired 4.9% of our common stock or until ten business days after a person or group begins a tender offer that would result in ownership of 4.9% of our common stock, subject to certain extensions by the Board of Directors. In the event that an acquiror becomes a 4.9% beneficial owner of our common stock, the rights "flip in" and become rights to buy our common stock at a 50% discount, and rights owned by that acquiror become void.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In the event that our company is merged and our common stock is exchanged or converted, or if 50% or more of our assets or earning power is sold or transferred, the rights "flip over" and entitle the holders to buy shares of the acquiror's common stock at a 50% discount. A tender or exchange offer for all outstanding shares of our common stock at a price and on terms determined to be fair and otherwise in the best interests of our company and our stockholders by a majority of our independent directors will not trigger either the flip-in or flip-over provisions.

We may redeem the rights for $0.001 per right at any time until ten days following the first public announcement that an acquiror has acquired the level of ownership that "triggers" the Stockholder Rights Plan. The rights extend for ten years and will expire on October 31, 2019. The distribution of the rights will be made to stockholders of record on November 16, 2009.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.    FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding Superior and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt.  We directly or indirectly own 100% of each subsidiary guarantor.  The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, Inc., the parent company and its subsidiary guarantors (including minor subsidiaries), Superior and our consolidated company, as of September 30, 2009 and December 31, 2008 and for the three and nine month periods ended September 30, 2009 and 2008.

(Unaudited)
Condensed Consolidating Balance Sheet As of September 30, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$–	$10,294	$234	$–	$10,528
Trade accounts receivable, net.	–	80,399	12,869	–	93,268
Inventories	–	26,546	3,630	–	30,176
Deferred income taxes	–	12,535	–	–	12,535
Prepaid expenses	–	3,357	856	–	4,213
Other current assets	–	5,621	942	–	6,563
Total current assets	–	138,752	18,531	–	157,283
Property, plant and equipment, net	–	226,352	20,556	–	246,908
Goodwill	–	14,063	–	–	14,063
Investment in subsidiaries	302,368	16,309	–	(318,677)	–
Other assets	5,268	1,620	66	–	6,954
Total assets	$307,636	$397,096	$39,153	$(318,677)	$425,208

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$849	$1,399	$8,139	$–	$10,387
Accounts payable	–	33,834	10,418	–	44,252
Accrued liabilities	11,917	40,102	4,287	–	56,306
Total current liabilities	12,766	75,335	22,844	–	110,945
Long-term debt, net of current maturities	288,001	206	–	–	288,207
Other long-term obligations and deferred credits	6,648	601	–	–	7,249
Deferred income taxes	–	12,042	–	–	12,042
Total liabilities	307,415	88,184	22,844	–	418,443

Equity:
Common stock	38	–	–	–	38
Additional paid-in capital	267,532	538,412	42,757	(581,169)	267,532
Retained deficit	(264,072)	(236,044)	(26,448)	262,492	(264,072)
Treasury stock, at cost	(3,277)	–	–	–	(3,277)
Total stockholders’ equity	221	302,368	16,309	(318,677)	221
Non-controlling interest	–	6,544	–	–	6,544
Total equity	221	308,912	16,309	(318,677)	6,765
Total liabilities and equity	$307,636	$397,096	$39,153	$(318,677)	$425,208

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)
Condensed Consolidating Statement of Operations Three months ended September 30, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)

Revenue	$–	$136,344	$17,264	$–	$153,608
Cost of goods sold before depreciation, depletion and amortization	–	112,699	15,873	–	128,572
Selling, general and administrative expenses	–	14,836	1,370	–	16,206
Goodwill and other asset impairments	–	47,410	7,150	–	54,560
Depreciation, depletion and amortization	–	6,770	875	–	7,645
(Gain) loss on sale of assets	–	2,877	(12)	–	2,865
Loss from operations	–	(48,248)	(7,992)	–	(56,240)
Interest expense, net	6,411	32	135	–	6,578
Other income, net	–	290	36	–	326
Loss before income tax provision (benefit)	(6,411)	(47,990)	(8,091)	–	(62,492)
Income tax expense (benefit)	(2,244)	975	75	–	(1,194)
Equity losses in subsidiary	(53,893)	(8,166)	–	62,059	–
Loss from continuing operations	(58,060)	(57,131)	(8,166)	62,059	(61,298)
Loss from discontinued operations, net of tax	–	–	–	–	–

Net loss	(58,060)	(57,131)	(8,166)	62,059	(61,298)
Net loss attributable to non-controlling interest	–	3,238	–	–	3,238
Net loss attributable to stockholders	$(58,060)	$(53,893)	$(8,166)	$62,059	$(58,060)

1Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Operations Nine months ended September 30, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)

Revenue	$–	$377,077	$37,557	$–	$414,634
Cost of goods sold before depreciation, depletion and amortization	–	315,948	36,735	–	352,683
Selling, general and administrative expenses	–	46,115	4,612	–	50,727
Goodwill and other asset impairments	–	47,410	7,150	–	54,560
Depreciation, depletion and amortization	–	19,848	2,703	–	22,551
(Gain) loss on sale of assets	–	2,137	(108)	–	2,029
Loss from operations	–	(54,381)	(13,535)	–	(67,916)
Interest expense, net	19,413	113	382	–	19,908
Gain on purchase of senior subordinated notes	7,406	–	–	–	7,406
Other income, net	–	920	96	–	1,016
Loss before income tax provision (benefit)	(12,007)	(53,574)	(13,821)	–	(79,402)
Income tax expense (benefit)	(4,202)	1,715	225	–	(2,262)
Equity losses in subsidiary	(63,703)	(14,046)	–	77,749	–
Loss from continuing operations	(71,508)	(69,335)	(14,046)	77,749	(77,140)
Loss from discontinued operations, net of tax	–	–	–	–	–

Net loss	(71,508)	(69,335)	(14,046)	77,749	(77,140)
Net loss attributable to non-controlling interest	–	5,632	–	–	5,632
Net loss attributable to stockholders	$(71,508)	$(63,703)	$(14,046)	$77,749	$(71,508)

1Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2009:
	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$7,759	$11,276	$(7,083)	$—	$11,952
Net cash provided by (used in) investing activities	—	(8,680)	97	—	(8,583)
Net cash provided by (used in) financing activities	(7,759)	3,013	6,582	—	1,836
Net increase (decrease) in cash and cash equivalents	—	5,609	(404)	—	5,205
Cash and cash equivalents at the beginning of the period	—	4,685	638	—	5,323
Cash and cash equivalents at the end of the period	$—	$10,294	$234	$—	$10,528

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Consolidating Balance Sheet
As of December 31, 2008:
	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
ASSETS
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

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

 (Unaudited)

Condensed Consolidating Statements of Operations
Three months ended September 30, 2008:
	U.S. Concrete Parent	Subsidiary Guarantor[1]	Superior	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$186,330	$26,489	$—	$212,819
Cost of goods sold before depreciation, depletion and amortization	—	152,997	23,327	—	176,324
Selling, general and administrative expenses	—	17,993	1,650	—	19,643
Depreciation, depletion and amortization	—	6,909	941	—	7,850
(Gain) loss on sale of assets	—	(232)	(89)	—	(321)
Income from operations	—	8,663	660	—	9,323
Interest expense, net	6,572	35	140	—	6,747
Other income, net	—	563	15	—	578
Income (loss) before income tax provision	(6,572)	9,191	535	—	3,154
Income tax expense (benefit)	(2,300)	3,473	75	—	1,248
Equity earnings in subsidiaries	5,994	460	—	(6,454)	—
Income from continuing operations	1,722	6,178	460	(6,454)	1,906
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	1,722	6,178	460	(6,454)	1,906
Net income attributable to non-controlling interest	—	184	—	—	184
Net income attributable to stockholders	$1,722	$5,994	$460	$(6,454)	$1,722

Condensed Consolidating Statements of Operations
Nine months ended September 30, 2008:
	U.S. Concrete Parent	Subsidiary Guarantor[1]	Superior	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$527,945	$53,028	$—	$580,973
Cost of goods sold before depreciation, depletion and amortization	—	436,625	51,400	—	488,025
Selling, general and administrative expenses	—	50,836	4,658	—	55,494
Depreciation, depletion and amortization	—	18,645	3,118	—	21,763
(Gain) loss on sale of assets	—	(314)	(85)	—	(399)
Income (loss) from operations	—	22,153	(6,063)	—	16,090
Interest expense, net	19,475	210	436	—	20,121
Other income, net	—	1,512	116	—	1,628
Income (loss) before income tax provision	(19,475)	23,455	(6,383)	—	(2,403)
Income tax expense (benefit)	(6,816)	6,932	230	—	346
Equity earnings (losses) in subsidiaries	12,406	(6,613)	—	(5,793)	—
Income (loss) from continuing operations	(253)	9,910	(6,613)	(5,793)	(2,749)
Loss from discontinued operations, net of tax	—	(149)	—	—	(149)
Net income (loss)	(253)	9,761	(6,613)	(5,793)	(2,898)
Net loss attributable to non-controlling interest	—	(2,645)	—	—	(2,645)
Net income (loss) attributable to stockholders	$(253)	$12,406	$(6,613)	$(5,793)	$(253)

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Condensed Consolidating Statements of Cash Flows
Nine Months ended September 30, 2008:
	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(456)	$21,290	$(1,320)	$—	$19,514
Net cash used in investing activities	(6,652)	(24,043)	(243)	—	(30,938)
Net cash provided by (used in) financing activities	7,108	(6,864)	237	—	481
Net decrease in cash and cash equivalents	—	(9,617)	(1,326)	—	(10,943)
Cash and cash equivalents at the beginning of the period	—	13,368	1,482	—	14,850
Cash and cash equivalents at the end of the period	$—	$3,751	$156	$—	$3,907

1 Including minor subsidiaries without operations or material assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions, including projections as to available credit over the next 12 months. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from the forward-looking statements in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Risk Factors” in Item 1A of Part I in the 2008 Form 10-K, and “—Risks and Uncertainties” below. For a discussion of our commitments not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part I in the 2008 Form 10-K. We assume no obligation to update these forward-looking statements, except as required by applicable law.

Our Business

We operate our business in two business segments: ready-mixed concrete and concrete-related products and precast concrete products.

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

Precast Concrete Products. Our precast concrete products segment engages principally in the production, distribution and sale of precast concrete products from our seven plants located in California, Arizona and Pennsylvania.  From these facilities, we produce precast concrete structures such as utility vaults, manholes and other wastewater management products, specialty engineered structures, pre-stressed bridge girders, concrete piles, curb-inlets, catch basins, retaining and other wall systems, custom-designed architectural products and other precast concrete products.

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

For the first nine months of 2009, our consolidated average sales price per cubic yard of ready-mixed concrete increased approximately 1.3%, as compared to the first nine months of 2008.  This increase was attributable to higher prices in certain markets, partially offset by lower prices in certain other markets.  We experienced downward pressure on our product pricing, in certain markets, beginning in the second quarter of 2009.  We anticipate that pricing in most of our markets will be negatively affected by the recessionary conditions for the remainder of 2009 and into 2010.

We continued to experience declines in demand for our products during the first nine months of 2009, primarily in our residential and commercial end-use markets.  Ready-mixed concrete sales volumes generally began to decline during the early summer of 2006 and continued to decline throughout 2007, 2008 and the first nine months of 2009.  This decline reflects a sustained downward trend in residential construction activity and commercial projects in many of our markets.  The overall construction downturn, in both residential and commercial end-use markets, resulted in ready-mixed concrete sales volumes being down on a same-plant-sales basis in our major markets, as compared to the third quarter and first nine months of 2008.  For the full year, we expect 2009 ready-mixed concrete sales volumes to be significantly lower than sales volumes achieved in 2008 because of continued sluggishness in the residential and commercial end-use construction markets, which continues to be exacerbated by the financial crisis and U.S. recession.

Demand for our products in our precast concrete products segment also decreased in the first nine months of 2009, as compared to the first nine months of 2008.  This decline is reflective of the decrease in residential construction starts in our northern California and Phoenix, Arizona markets, where our precast business has been heavily weighted toward products used in new residential construction projects. Additionally, lower commercial construction spending in the mid-Atlantic market has affected this segment.

Our outlook for 2010 continues to reflect weak demand, primarily as a result of continued softness in residential construction, further softening of demand in the commercial sector and delays in public works projects in many of our markets.  Product pricing pressure and the expectation of lower ready-mixed concrete pricing in 2010 compared to 2009 in most of our markets will have a negative effect on our gross margins.  We have implemented further cost reduction programs in an effort to partially mitigate the impact of these weaknesses in our markets.

Sustaining or improving our operating margins in the future will depend on market conditions, including the impact of continued weakness in the residential and commercial construction sectors and the uncertainty of public works projects in light of state budgetary shortfalls and economic conditions in the U.S.  We are beginning to see demand attributable to the American Recovery and Reinvestment Act (the “Act”) passed by the U.S. government in 2009. While we have been awarded certain projects related to the Act, the associated revenue is not expected to be significant in 2009 and will not have a meaningful impact this year. We anticipate that more funds will be released in 2010 under the Act, but the magnitude of funds to be released is uncertain and the effect on our sales volumes, operating margins and liquidity also remains uncertain.

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

We negotiate cement and aggregates pricing with suppliers both on a company-wide basis and at the local market level in an effort to obtain the most competitive pricing available.  Due to the severe slowdown in residential housing starts and decreased demand in other construction activity, combined with increased U.S. cement capacity, we did not experience cement shortages during the first nine months of 2009, and we do not expect to experience cement shortages for the remainder of the year. Cement costs have remained flat in certain markets, but we have realized cement cost decreases in some of our major markets in the first nine months of 2009 and expect cement prices to remain stable to moderately down throughout the remainder of 2009.  Cement pricing for 2010 remains uncertain.

Overall, and in certain markets in particular, aggregates pricing in the first nine months of 2009 was lower when compared with the first nine months of 2008. However, prices by market and for specific types of aggregates varied.  Currently, in most of our markets, we believe there is an adequate supply of aggregates.  Should demand increase significantly, we could experience escalating prices or shortages of aggregates.  On average, we expect our aggregates costs for all of 2009 to be flat or slightly down over aggregates costs in 2008.  Fuel charges have declined substantially during the first nine months of 2009, compared to the first three quarters of 2008, due to lower diesel fuel prices and lower production volumes.

Acquisitions

Since our inception in 1999, our growth strategy has contemplated acquisitions.  The rate and extent to which appropriate further acquisition opportunities are available, and the extent to which acquired businesses are integrated and anticipated synergies and cost savings are achieved, can affect our operations and results.  We expect the rate of our acquisitions for the remainder of 2009 and 2010 to be significantly lower than our historical rate due to the global credit crisis, our limited available capital and ongoing recessionary conditions in the United States.  Our recent acquisitions are discussed briefly below.

Ready-Mixed Concrete and Concrete-Related Products Segment

New York Acquisitions. In May 2009, we acquired substantially all the assets of a concrete crushing and recycling business in Queens, New York for approximately $4.5 million. In November 2008, we paid $2.5 million to acquire a ready-mixed concrete operation in Brooklyn, New York, and in August 2008, we paid $2.0 million to acquire a ready-mixed concrete operation in Mount Vernon, New York.  We used borrowings under our existing credit facility to fund these acquisitions. In January 2008, we acquired a ready-mixed concrete operation in Staten Island, New York.  The purchase price was approximately $1.8 million in cash.

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

Architectural Precast, LLC (“API”).  In October 2007, we acquired the operating assets, including working capital and real property, of API, a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the mid-Atlantic region, for approximately $14.5 million plus a $1.5 million contingent payment based on the future earnings of API.  For the twelve-month period ended September 30, 2008, API attained 50% of its established earnings target, and we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers in the first quarter of 2009 in partial satisfaction of our contingent payment obligation.  API did not attain the established earnings target for the twelve-month period ended September 30, 2009, and accordingly no additional consideration is due the sellers.

Divestitures

During the third quarter of 2009, we sold four ready-mixed concrete plants in Sacramento, California for approximately $6.0 million, plus a payment for certain inventory on hand at closing (See Note 5 to our condensed consolidated financial statements included in this report).  We sold our Memphis, Tennessee operations for $7.2 million, plus the payment for certain inventory on hand at closing in January 2008.   We exited this market because it did not meet our performance and return criteria or fit our long-term strategic objectives (See Note 4 to our condensed consolidated financial statements included in this report).

Risks and Uncertainties

Numerous factors could affect our future operating results. These factors are discussed under the heading “Risk Factors” in Item 1A of Part I of the 2008 Form 10-K.  Based on current economic conditions and our outlook of continued weak demand in 2010 for our products and product pricing pressures, we have also included additional disclosures regarding our liquidity and covenants under our debt agreement under “Liquidity and Capital Resources” in this quarterly report.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2008 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of the allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes, inventory obsolescence reserves and the valuation and useful lives of property, plant and equipment. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2008 Form 10-K for a discussion of these accounting policies and the discussion below.  See Note 14 to the condensed consolidated financial statements in Part I of this report for a discussion of recent accounting pronouncements and accounting changes.

Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets.  The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We currently have seven reporting units.  Reporting units are organized based on our two product segments ((1) ready-mixed concrete and concrete-related products and (2) precast concrete products) and geographic regions.

During the third quarter of 2009, we sold four ready-mixed concrete plants in Sacramento, California. These plants and operations were included in our northern California ready-mixed concrete reporting unit.  Concurrently with this sale, we performed an impairment test on the remaining goodwill for this reporting unit and on all remaining goodwill as a result of current economic conditions.  The U.S. recession and downturn in the U.S. construction markets has continued to impact our revenue and expected future growth. The cost of capital has increased while the availability of funds from capital markets has not improved significantly. Lack of available capital impacts our end-use customers by creating project delays or cancellations, thereby impacting our revenue growth and assumptions. The downturn in residential construction has not improved and we are now seeing the recession affect the commercial sector of our revenue base. In addition, the California budget crisis has affected public works spending in this market. All  these factors have led to a more negative outlook for expected future cash flows and resulted in an impairment charge of $45.8 million, of which $42.2 million related to our northern California reporting unit.

Our fair value analysis is supported by a weighting of the following three generally accepted valuation approaches:

•	Income Approach - discounted cash flows of future benefit streams;
•	Market Approach - public comparable company multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”); and
•	Market Approach - multiples generated from recent transactions comparable in size, nature and industry

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

Income Approach - Discounted Cash Flows.  This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next 15 years and the present residual value of the reporting unit.  We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, product pricing, sales volumes, costs and expenses and capital expenditures.  These assumptions vary by each reporting unit depending on regional market conditions, including competitive position, degree of vertical integration, supply and demand for raw materials and other industry conditions.  The discount rate used in the Income Approach, specifically, the weighted average cost of capital, used in our analysis during the third quarter was 15.0%.  The revenue compounded annual growth rates used in the Income Approach varied from -0.1% to 2.0%, depending on the reporting unit and the year.  Our EBITDA margins derived from these underlying assumptions varied between approximately -8% and 18%, depending on the reporting unit. The terminal growth rate used was 3.0%.

Market Approach - Multiples of Sales and EBITDA.  This valuation approach utilizes publicly traded construction materials companies’ enterprise values, as compared to their recent sales and EBITDA information.  We used an average sales multiple of 0.60 times and an average EBITDA multiple of 6.79 times in determining this market approach metric.  These multiples are used as a valuation metric to our most recent financial performance.  We use sales as an indicator of demand for our products/services and EBITDA because it is a widely used key indicator of the cash generating capacity of construction material companies.

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

We selected these valuation approaches because we believe the combination of these approaches, and our best judgment regarding underlying assumptions and estimates, provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for the construction materials industry and widely accepted by investors.  The estimated fair value of each reporting unit would change if our weighting assumptions under the three valuation approaches were materially modified.  We weighted the Income Approach at 45% and the Market Approach - Multiples of Sales and EBITDA at 55%.  No weighting was used for the Market Approach - Recent Transactions as described above.  This weighting was utilized to reflect fair value in current market conditions.

Our valuation model utilizes assumptions which represent our best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as to an alternative weighting of valuation methods which would result in a potentially higher or lower goodwill impairment expense.  Specifically, a continued decline in our ready-mixed concrete volumes and corresponding revenues and lower precast product revenues declining at rates greater than our expectations may lead to additional goodwill impairment charges, especially to the reporting units whose carrying values closely approximate their estimated fair values.  Furthermore, a continued decline in publicly traded construction materials enterprise values, including lower operating margins and lower multiples used in third-party sales transactions and continued global-financial credit conditions may also lead to additional goodwill impairment charges.  After the impairment during the third quarter of 2009, our goodwill balance is $14.1 million and is contained in the Atlantic Precast Region and South Central reporting units.  The remaining five reporting units do not have goodwill reflected as an asset on their balance sheets, as we have fully impaired previously reported goodwill during the current quarter and prior years. The reporting unit whose estimated fair value closely approximates its carrying value is our Atlantic Precast Region with a goodwill balance of $10.0 million. The carrying value is $15.1 million and the estimated fair value is $15.3 million.  We can provide no assurance that future goodwill impairments will not occur.

Property, Plant and Equipment, Net

We state our property, plant and equipment at cost and use the straight-line method to compute depreciation of these assets over their estimated remaining useful lives. Our estimates of those lives may be affected by such factors as changing market conditions, technological advances in our industry or changes in applicable regulations.

We evaluate the recoverability of our property, plant and equipment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with authoritative guidance related to accounting for the impairment of long-lived assets.  We compare the carrying values of long-lived assets to our projection of future undiscounted cash flows attributable to those assets.  If the carrying value of a long-lived asset exceeds the future undiscounted cash flows we project to be derived from that asset, we record an impairment loss equal to the excess of the carrying value over the fair value. Actual useful lives and future cash flows could be different from those we estimate. These differences could have a material effect on our future operating results.

 During the third quarter of 2009, we evaluated the recoverability of our property, plant and equipment. The Michigan market continues to be significantly impacted by the global recession and by events specific to the region, including the difficult operating conditions of the U.S. automotive industry manufacturers, high unemployment rates and lack of public works spending.  The decline in construction activity in each of our end-use markets in Michigan has negatively affected our outlook of future sales growth and cash flow.  We identified an impairment related to the property, plant and equipment in our Michigan market and recorded expense of $8.8 million, which represents the amount that the carrying value of these assets exceeded fair value.

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except for selling prices) and that information as a percentage of sales for each of the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(unaudited)				(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$142,008	92.5%	$198,434	93.2%	$380,742	91.8%	$540,224	93.0%
Precast concrete products	15,596	10.2	19,231	9.0	45,127	10.9	53,145	9.1
Inter-segment revenue	(3,996)	(2.7)	(4,846)	(2.2)	(11,235)	(2.7)	(12,396)	(2.1)
Total revenue	$153,608	100.0%	$212,819	100.0%	$414,634	100.0%	$580,973	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$116,219	75.6%	$161,925	76.1%	$316,971	76.5%	$448,286	77.2%
Precast concrete products	12,353	8.0	14,399	6.8	35,712	8.6	39,739	6.8
Selling, general and administrative expenses	16,206	10.6	19,643	9.2	50,727	12.2	55,494	9.6
Goodwill and other asset impairments	54,560	35.5	—	—	54,560	13.2	—	—
Depreciation, depletion and amortization	7,645	5.0	7,850	3.7	22,551	5.4	21,763	3.7
(Gain) loss on sale of assets	2,865	1.9	(321)	(0.1)	2,029	0.5	(399)	(0.1)
Income (loss) from operations	(56,240)	(36.6)	9,323	4.4	(67,916)	(16.4)	16,090	2.8
Interest expense, net	6,578	4.3	6,747	3.2	19,908	4.8	20,121	3.5
Gain on purchase of senior subordinated notes	—	—	—	—	7,406	1.8	—	—
Other income, net	326	0.2	578	0.3	1,016	0.3	1,628	0.3
Income (loss) from continuing operations before income taxes	(62,492)	(40.7)	3,154	1.5	(79,402)	(19.1)	(2,403)	(0.4)
Income tax provision (benefit)	(1,194)	(0.8)	1,248	0.6	(2,262)	(0.5)	346	0.1
Income (loss) from continuing operations	(61,298)	(39.9)	1,906	0.9	(77,140)	(18.6)	(2,749)	(0.5)
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(149)	(0.0)
Net income (loss)	(61,298)	(39.9)	1,906	0.9	(77,140)	(18.6)	(2,898)	(0.5)
Net loss attributable to non-controlling interest	3,238	2.1	(184)	(0.1)	5,652	1.4	2,645	0.5
Net loss attributable to stockholders	$(58,060)	(37.8)%	$1,722	0.8%	$(71,508)	(17.3)%	$(253)	(0.0)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$95.00		$93.74		$95.53		$94.28
Sales volume in cubic yards	1,309		1,845		3,512		5,002

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	$794.32		$904.19		$894.34		$771.91
Ready-mixed concrete used in production in cubic yards	20		20		51		69

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment decreased $56.4 million, or 28.4%, to $142.0 million for the three months ended September 30, 2009, from $198.4 million in the corresponding period of 2008.  Our ready-mixed sales volumes for the third quarter of 2009 were approximately 1.3 million cubic yards, down 29.0% from the 1.8 million cubic yards of ready-mixed concrete we sold in the third quarter of 2008. Excluding the volumes associated with acquired operations, on a same-plant-sales basis, our ready-mixed volumes in the third quarter of 2009 were down approximately 30.3% compared to the third quarter of 2008.  For the nine months ended September 30, 2009, ready-mixed concrete and concrete-related products revenues were $380.7 million, a decrease of 29.5% compared to the nine-month period ended September 30, 2008.   Our ready-mixed concrete sales volumes for the first nine months of 2009 were approximately 3.5 million cubic yards, down 29.8% from approximately 5.0 million cubic yards of ready-mixed concrete sold during the first nine months of 2008. Excluding ready-mixed concrete volumes attributable to acquired business operations, volumes during the nine months ended September 30, 2009 were down approximately 33.0% on a same-plant-sales basis from the corresponding period of 2008.

These declines primarily reflect a continuation of the downturn in residential home construction activity that began in the second half of 2006 in all our markets, and the downturn in commercial construction and public works spending due to the ongoing credit crisis and the economic recession in the United States.  Less favorable weather conditions in our north Texas markets during the nine months ended September 30, 2009 also contributed to these decreases. Partially offsetting the effects of lower sales volumes was the approximate 1.3% rise in the average sales price per cubic yard of ready-mixed concrete during the nine months ended September 30, 2009, as compared to the corresponding period in 2008.

Precast concrete products. Revenue from our precast concrete products segment was down $3.6 million, or 18.9%, to $15.6 million for the third quarter of 2009 from $19.2 million during the corresponding period of 2008.  For the nine months ended September 30, 2009, revenues decreased $8.0 million, or 15.1%, to $45.1 million from $53.1 million during the first nine months of 2008. These decreases reflect the downturn primarily in residential construction in our northern California and Phoenix, Arizona markets and lower commercial construction in the mid-Atlantic market. The decrease in revenue was partially offset by higher revenue in 2009 from the acquisition of the assets of a San Diego, California precast operation in August 2008.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products.  Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment decreased $45.7 million, or 28.2%, to $116.2 million for the three months ended September 30, 2009 from $161.9 million for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, these costs decreased $131.3 million, or 29.3%, to $317.0 million from $448.3 million for the nine months ended September 30, 2008. These decreases were primarily associated with lower sales volumes in 2009.

As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 81.8% for the three months ended September 30, 2009, as compared to 81.6% for the corresponding period of 2008. As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 83.3% for the nine months ended September 30, 2009, as compared to 83.0% for the corresponding period of 2008. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue was primarily attributable to slightly higher per unit delivery costs, as compared to the three and nine months ended September 30, 2008. Additionally, the effect of our fixed costs being spread over lower volumes increased this percentage.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment declined $2.0 million, or 14.2%, to $12.4 million for the quarter ended September 30, 2009 from $14.4 million for the corresponding period of 2008.  Cost of goods sold before depreciation, depletion and amortization declined $4.0 million, or 10.1%, to $35.7 million for the nine months ended September 30, 2009 from $39.7 million for the first three quarters of 2008. This decrease was primarily related to the declining residential construction market that has been impacting our northern California and Phoenix, Arizona precast markets.

As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 79.2% for three months ended September 30, 2009 from 74.9% during the three months ended September 30, 2008.  As a percentage of precast concrete revenue, cost of goods sold before depreciation, depletion and amortization rose to 79.1% for the nine months ended September 30, 2009 from 74.8% during the corresponding period of 2008. This percentage increased primarily because of the decreased efficiency in our plant operations in northern California and Phoenix, Arizona, resulting from lower demand for our primarily residential product offerings in these markets.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2009 were $16.2 million compared to $19.6 million in the corresponding period of 2008. We experienced lower costs during the third quarter of 2009 related primarily to reduced compensation as a result of workforce reductions in 2008 and 2009, reduced incentive-based compensation accruals, and other administrative reductions such as in travel and entertainment costs and office expenses.  When compared to the third quarter of 2008, these reductions were offset by an increase in our bad debt provision.

Selling, general and administrative expenses were $50.7 million in the first nine months of 2009, compared to $55.5 million in the first nine months of 2008.  This decrease was primarily due to lower incentive compensation accruals, lower travel and entertainment expenses and other cost reductions implemented in late 2008 and in 2009, partially offset by higher professional fees and an increase in our bad debt provision.

Goodwill and other asset impairments.  During the third quarter of 2009, we recorded a goodwill impairment charge of $45.8 million related to our northern California and Atlantic Region reporting units, and an asset impairment charge of $8.8 million related to our Michigan operations (see “Critical Accounting Policies” above).

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.2 million, or 2.6%, to $7.6 million for the three months ended September 30, 2009 from $7.8 million in the corresponding period of 2008. Depreciation, depletion and amortization expense for the nine months ended September 30, 2009 increased $0.8 million to $22.6 million, as compared to $21.8 million during the first nine months of 2008. The increase during the nine months ended September 30, 2009 was attributable primarily to higher depreciation expense related to our new information technology system and acquisitions in the second half of 2008 and second quarter of 2009.

Gain/loss on sale of assets.  Our loss on sale of assets increased to $2.9 million during the third quarter of 2009, compared to a gain on sale of assets of 0.3 million for the third quarter of 2008. For the nine month periods ended September 30, 2009 and 2008, our loss on sale of assets increased to $2.0 million compared to a gain on sale of assets of $0.4 million, respectively.  As previously announced, we completed the sale of four ready-mixed concrete plants in the Sacramento, California market for $6.0 million, plus payment for inventory on hand at closing, during the third quarter of 2009. This sale resulted in a $3.0 million loss after the allocation of $3.0 million of related goodwill.

Gain on purchases of senior subordinated notes. During the first and second quarters of 2009, we purchased $12.4 million aggregate principal amount of our 8⅜% Senior Subordinated Notes due April 1, 2014 (the “8⅜% Notes”) in open-market transactions for approximately $4.8 million.  This resulted in a gain of approximately $7.4 million after writing off a total of $0.2 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased.

Interest expense, net.  Net interest expense decreased $0.2 million, or 2.5%, to $6.6 million in the third quarter of 2009 from $6.8 million in the third quarter of 2008. Net interest expense for the nine months ended September 30, 2009 was $19.9 million, compared to $20.1 million for the first nine months of 2008.  We experienced interest savings from the repurchase of our 8⅜% Notes and lower interest rates on borrowings under our Credit Facility when compared to the corresponding periods of 2008. This reduction was mostly offset by increased interest associated with higher amounts outstanding under our Credit Facility.

Income taxes.  We recorded an income tax benefit from continuing operations of $2.3 million for the nine months ended September 30, 2009, as compared to tax expense of $0.3 million for the corresponding period in 2008. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, and it may vary in subsequent interim periods if our estimate of the full year income or loss changes.  Our effective tax benefit rate was 2.8% for the nine months ended September 30, 2009. For the nine months ended September 30, 2009, we applied a valuation allowance against certain of our deferred tax assets, including operating loss carryforwards, which reduced our effective benefit rate from the statutory rate. In accordance with GAAP, a valuation allowance is required unless it is more likely than not that future taxable income or the reversal of deferred tax liabilities will be sufficient to recover deferred tax assets. In addition, certain state taxes are calculated on bases different than pre-tax loss. This results in us recording income tax expense for these states, which also lowered the effective benefit rate for the nine months ended September 30, 2009 compared to the statutory rate.

Non-controlling interest.   The net loss attributable to non-controlling interest reflected in the three and nine month periods ended September 30, 2009 and 2008 relate to the allocable share of net loss, including the proportionate share of the asset impairment charges in 2009 from our Michigan joint venture, Superior Materials Holdings, LLC (“Superior”), to the minority interest owner.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal working capital requirements, maintaining our property and equipment, and paying cash interest expense under the 8⅜% Notes and cash interest expense on borrowings under our senior secured revolving credit facility that is scheduled to expire in March 2011.  In addition to cash and cash equivalents of $10.5 million at September 30, 2009, our senior secured revolving credit facility provides us with a significant source of liquidity.  At September 30, 2009, we had $71.6 million of available credit, net of outstanding revolving credit borrowings of $16.0 million and outstanding letters of credit of $11.6 million. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods and the cash interest payment on the 8⅜% Notes on April 1 and October 1 of each year. Generally, in the fourth quarter of each year, our working capital borrowings decline and are at their lowest annual levels in the first quarter of the following year. Current market conditions have limited the availability of new sources of financing and capital, which will have an impact on our ability to obtain financing for our acquisition program and developmental capital.

The principal factors that could adversely affect the amount of and availability of our internally generated funds include:

▪	further deterioration of revenue because of weakness in the markets in which we operate;

▪	further decline in gross margins due to shifts in our project mix or increases in the cost of our raw materials including fuel surcharges and cash fixed costs associated with our operating structure;

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

Our liquidity outlook for 2010 continues to weaken, primarily as a result of continued softness in residential construction, further softening of demand in the commercial sector and delays in public works projects in many of our markets.  We are also experiencing product pricing pressure and expect ready-mixed concrete pricing to be down in 2010 compared to 2009 in most of our markets, which will have a negative effect on our gross margins.  Our anticipated product volume declines and product price erosions are expected to negatively impact our liquidity.  Based upon our projections as of the date of this quarterly report, we expect our available credit to remain above $25 million over the next twelve months.  However, if the severity of product volume and price declines are more than anticipated, this may cause our available credit under the Credit Agreement to fall below $25 million in 2010.  Additionally, our business is subject to certain risks and uncertainties which could cause our actual results to vary from those expected.  These risks and uncertainties are discussed in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008.  If our available credit falls below $25 million, we do not currently expect that we would be able to meet the minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis.

Absent a compliance waiver or amendment from our lenders or a successful refinancing of the Credit Agreement prior to a potential noncompliance event, our lenders would control our cash depository accounts, may limit or restrict our future borrowings under the Credit Agreement and may, at their option, immediately accelerate the maturity of the facility.  If the lenders were to accelerate our obligation to repay borrowings under the Credit Agreement, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient liquidity to make the payments when due. Our lenders may also prohibit interest payments on our 8⅜% Notes for a period ending on the earlier of 180 days or the date the event of default has been waived or amended.

Under the provisions of our 8⅜% Notes, an event of default under our credit facility would not accelerate the 8⅜% Notes unless the Credit Agreement lenders accelerate maturity of the debt outstanding under that agreement.  If our obligation to repay the indebtedness under our 8⅜% Notes were accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient assets to make the payments when due. The acceleration of our credit agreement or the 8⅜% Notes would have a material adverse affect on our operations and our ability to meet our obligations as they become due.

Under the indenture governing the 8⅜% Notes, there are restrictions on our ability to incur additional debt, primarily limited to the greater of (1) borrowings available under the Credit Agreement plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense.  Based on our September 30, 2009 balance sheet, generally this restriction in the indenture limits our borrowing availability to approximately $28.2 million, in addition to our borrowings available under our existing Credit Agreement. Additionally, our ability to obtain cash from external sources could be adversely affected by volatility in the markets for corporate debt, fluctuations in the market price of our common stock or 8⅜% Notes and any additional market instability, unavailability of credit or inability to access the capital markets which may result from the effect of the global financial crisis and U.S. recession.

The following key financial measurements reflect our financial position and capital resources as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008

Cash and cash equivalents	$10,528	$5,323
Working capital	$46,338	$63,484
Total debt	$298,594	$305,988
Available credit	$71,600	$91,100
Debt as a percentage of capital employed	97.8%	79.2%

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

Senior Secured Credit Facility

On June 30, 2006, we entered into the Credit Agreement, which amended and restated our senior secured credit agreement dated as of March 12, 2004.  The Credit Agreement, as amended to date, provides for a revolving credit facility of up to $150 million, with borrowings limited based on a portion of the net amounts of eligible accounts receivable, inventory and mixer trucks. The facility is scheduled to mature in March 2011. At September 30, 2009, we had borrowings of $16.0 million under this facility. We pay interest on borrowings at either the Eurodollar-based rate (“LIBOR”) plus 1.75% per annum to 2.25% per annum or the domestic rate (3.25% at September 30, 2009) plus 0.25% to 0.75% per annum. The rate paid over either LIBOR or the domestic rate varies depending on the level of borrowings.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.  The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the senior secured credit facility.  A material adverse change is defined as a material adverse change in any of (a) the condition (financial or otherwise), business, performance, prospects, operations or properties of us and our Subsidiaries, taken as a whole, (b) our ability and the ability of our guarantors, taken as a whole, to perform the respective obligations under the Credit Agreement and ancillary documents or (c) the rights and remedies of the administrative agent, the lenders or the issuers to enforce the Credit Agreement and ancillary documents.  At September 30, 2009, the amount of the available credit was approximately $71.6 million, net of outstanding revolving credit borrowings of $16.0 million and outstanding letters of credit of approximately $11.6 million.

Our subsidiaries, excluding Superior and minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we have collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding Superior and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries, and the assets of Superior.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of subordinated notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million or 5% of consolidated revenues in the prior 12 months and will require us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million. The Credit Agreement provides that specified change-of-control events would constitute events of default.  As of September 30, 2009, we were in compliance with our financial covenants under the Credit Agreement.  The maintenance of a minimum fixed charge coverage ratio was not applicable, as the available credit under the facility did not fall below $25.0 million (See Note 3 – Risks and Uncertainties for a discussion of our liquidity and the effect on our covenants in the future).

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

As a result of restrictions contained in the indenture relating to the 8⅜% Notes, our ability to incur additional debt is primarily limited to the greater of (1) borrowings available under the Credit Agreement, plus the greater of $15 million or 7.5% of our tangible assets, or (2) additional debt if, after giving effect to the incurrence of such additional debt, our earnings before interest, taxes, depreciation, amortization and certain noncash items equal or exceed two times our total interest expense. Based on our September 30, 2009 balance sheet, generally this restriction in the indenture limits our borrowing availability to approximately $28.2 million, in addition to our borrowings available under our existing Credit Agreement.

Superior Credit Facility and Subordinated Debt

Superior has a separate credit agreement that provides for a revolving credit facility.  The credit agreement, as amended, allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior and are scheduled to mature on April 1, 2010.  Availability of borrowings is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of September 30, 2009, there was $7.9 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $4.8 million. Letters of credit outstanding at September 30, 2009 were $2.8 million, which reduced the amount available under the credit facility.

Currently, borrowings have an annual interest rate at Superior’s option of either, LIBOR, plus 4.25%, or prime rate plus 2.00%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  During the trailing 12 months ended September 30, 2009, the credit agreement required a threshold EBITDA of $(2.7) million. As of September 30, 2009, Superior was in compliance with its financial covenants under the credit agreement.  Based on its fourth quarter 2009 outlook, Superior does not expect to meet its threshold EBITDA compliance test for the quarter ended December 31, 2009.  Superior is in discussions with its lender regarding the receipt of a waiver of its noncompliance with this covenant or amendment to the terms of the covenant.  Although Superior currently believes it will receive a waiver, we can provide no assurance that we will receive any waiver or amendment.  A breach of this covenant could result in a default under Superior’s credit agreement. Upon the occurrence of an event of default under that agreement, all amounts outstanding under that agreement could become immediately due and payable, and the lender could terminate all commitments to extend further credit.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior credit agreement. However, Superior’s credit agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy Co.’s credit agreement would constitute an event of default.  Furthermore, U.S. Concrete has agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior.  In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million under this agreement in lieu of payment of related party payables. Additionally, the minority partner, Edw. C. Levy Co., provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009.  The subordinated debt with U.S. Concrete was eliminated in consolidation.  There was no interest due on each note, and each note was scheduled to mature on May 1, 2011. During the third quarter of 2009, U.S. Concrete and the minority partner, Edw. C. Levy Co., converted the subordinated debt capital into capital contributions to Superior.  Pursuant to the existing credit agreement, U.S. Concrete and Edw. C. Levy Co. expect to make additional equity or subordinated debt capital contributions to Superior in the first half of 2010.  Superior is in the process of renegotiating its credit facility.  If the renegotiation process is unsuccessful, U.S. Concrete and Edw. C. Levy Co. may make additional cash equity contributions to Superior to finance its working capital requirements and fund its cash operating losses.

Cash Flows

Our net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $12.0 million for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $19.5 million for the nine months ended September 30, 2008.  The change in the 2009 period was principally a result of lower profitability and working capital improvement, partially offset by the receipt of a federal tax refund of $4.9 million.

Our cash flows from investing activities were an $8.6 million use of cash for the nine months ended September 30, 2009 and a $30.9 million use of cash for the nine months ended September 30, 2008.  The change during the 2009 period was primarily attributable to lower payments related to acquisitions and lower net capital expenditures compared to the first nine months of 2008.  During the first nine months of 2008, we received $7.6 million in proceeds from the sale of our Memphis operations and spent approximately $3.7 million for two ready-mixed concrete operations in New York, $13.5 million for certain ready-mixed concrete operations in west Texas and $2.5 for a precast operation in San Diego, California.  We also paid $1.4 million of contingent purchase price consideration during the first nine months of 2008, related to real estate acquired in connection with the acquisition of a ready-mixed operation in 2003. During the first nine months of 2009 we received $6.0 million in proceeds from the sale of four ready-mixed concrete plants in Sacramento, California, plus a cash payment for inventory on hand, and paid approximately $4.5 million for a concrete crushing and recycling operation in New York. Additionally, in the first quarter of 2009, we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers of API related to a contingent payment obligation.

Our net cash provided by financing activities was $1.8 million and $0.5 million for the nine months ended September 30, 2009 and 2008, respectively. This increase was primarily the result of higher net borrowings under our Credit Agreement in 2009 compared to the same period in 2008, partially offset by the purchase of $12.4 million principal amount of our 8⅜% Notes for $4.8 million during the first nine months of 2009.  At September 30, 2009, we had $16.0 million outstanding under the Credit Agreement compared to $3.5 million at September 30, 2008.  The increase in the 2009 period was primarily due to borrowings to finance the purchase of the 8⅜% Notes and to make our semi-annual interest payment on the 8⅜% Notes.

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

A reconciliation of our net cash provided by operations and free cash flow is as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008

Net cash provided by operations	$11,952	$19,514
Less: purchases of property, plant and equipment	(12,491)	(20,196)
Plus: Proceeds from disposals of property, plant and equipment	9,122	3,350
Free cash flow (as defined)	$8,583	$2,668

Future Capital Requirements

For the last three months of 2009, we expect our capital expenditures will be in the range of $2.0 million to $3.0 million, including maintenance capital, developmental capital and rolling stock mixer/barrel replacement. We anticipate that our borrowing capacity, which was $71.6 million at September 30, 2009, under our Credit Agreement and cash flow from operations will provide adequate liquidity for the next twelve months to pay for all current obligations, including anticipated capital expenditures, debt service, lease obligations and working capital requirements (see discussion of risks and uncertainties under Note 3 and “Liquidity and Capital Resources”).  We can provide no assurance, however, that we will be successful in obtaining sources of capital that will be sufficient to support our requirements over the long-term.

If the national and global financial crisis intensifies, potential disruptions in the capital and credit markets may adversely affect us, including by adversely affecting the availability and cost of short-term funds for our liquidity requirements and our ability to meet long-term commitments, which in turn could adversely affect our results of operations, cash flows and financial condition.

We rely on our Credit Agreement to fund short-term liquidity needs if internal funds are not available from our operations.  We also use letters of credit issued under our revolving credit facility to support our insurance policies in certain business units.  Disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facilities.  Our access to funds under our credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments and on our ability to comply with terms of agreement.  Our banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At September 30, 2009, we and Superior had $14.4 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $40.9 million in performance bonds relating primarily to our ready-mixed concrete operations.

Share Repurchase Plan

On January 7, 2008, our Board of Directors approved a plan to repurchase up to an aggregate of 3,000,000 shares of our common stock. The Board modified the repurchase plan in October 2008 to slightly increase the aggregate number of shares authorized for repurchase.  The plan permitted the stock repurchases to be made on the open market or in privately negotiated transactions in compliance with applicable securities and other laws.  As of December 31, 2008, we had repurchased and subsequently cancelled 3,148,405 shares with an aggregate value of $6.6 million and completed the repurchase program. Based on certain restrictions contained in our indenture governing our 8⅜% Notes, we are currently prohibited from completing future share repurchases.

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

Inflation

We experienced minimal increases in operating costs during the third quarter of 2009 related to inflation.  However, in non-recessionary conditions cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. In 2007 and 2008, prices for our products increased at a rate similar to, or greater than, the rate of increase in our raw materials costs. During the fourth quarter of 2008, diesel fuel prices declined substantially from the historically high levels reached in the third quarter of 2008. These prices have increased slightly from the fourth quarter of 2008 but remain substantially lower than the levels reached in the third quarter of 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio.  All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at their fair values.  Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values.  As of September 30, 2009 and December 31, 2008, we were not a party to any derivative financial instruments.

The indebtedness evidenced by the 8⅜% Notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes.  The fair value of that debt will vary as interest rates change.

Borrowings under our Credit Agreement and our Superior Materials Holdings, LLC separate credit agreement expose us to certain market risks.  Interest on amounts drawn under the credit facilities varies based on either the prime rate or one-, two-, three- or six-month Eurodollar rates.  Based on the $23.9 million outstanding under these facilities as of September 30, 2009, a one percent change in the applicable rate would change our annual interest expense by $0.2 million.

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

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
 Item 1. Legal Proceedings

For information about litigation involving us, see Note 12 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 6. Exhibits

Exhibit Number	Description
3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
3.4*	—Certificate of Designation of Series A Junior Participating Preferred Stock of U.S. Concrete, Inc. (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 3.1).
3.5*	—Rights Agreement dated as of November 5, 2009 between U.S. Concrete, Inc and American Stock Transfer& Trust Company, LLC (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 4.1).
10.1*	—Second Amendment to Severance Agreement dated as of August 31, 2009, by and between U.S. Concrete,Inc. and Terry Green (Form8-K filed on September 1, 2009 (File No. 000-26025), Exhibit 10.1).
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Michael W. Harlan.
32.2	—Section 1350 Certification of Robert D. Hardy.

*           Incorporated by reference to the filing indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: November 9, 2009	By:	/s/ Robert D. Hardy
Robert D. Hardy
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
3.4*	—Certificate of Designation of Series A Junior Participating Preferred Stock of U.S. Concrete, Inc. (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 3.1).
3.5*	—Rights Agreement dated as of November 5, 2009 between U.S. Concrete, Inc and American Stock Transfer & Trust Company, LLC (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 4.1).
10.1*	—Second Amendment to Severance Agreement dated as of August 31, 2009, by and between U.S. Concrete, Inc. and Terry Green (Form8-K filed on September 1, 2009 (File No. 000-26025), Exhibit 10.1).
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Michael W. Harlan.
32.2	—Section 1350 Certification of Robert D. Hardy.

*Incorporated by reference to the filing indicated.