Form 10-K
period 2009-12-31
US CONCRETE INC
filed 2010-03-16
CIK 1073429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)      Yes ☐ No☑

Aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the last reported sale price of $1.98 of the registrant’s common stock on the Nasdaq Global Market as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter:  $64,377,699.

There were 37,437,629 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.

FORM 10-K
For the Year Ended December 31, 2009

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	3
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Reserved	26

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	48
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	84
Item 9A.	Controls and Procedures	84
Item 9B.	Other Information	84
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	85
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13.	Certain Relationships and Related Transactions, and Director Independence	85
Item 14.	Principal Accountant Fees and Services	85
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		49
CONSOLIDATED BALANCE SHEETS		50
CONSOLIDATED STATEMENTS OF OPERATIONS		51
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY		52
CONSOLIDATED STATEMENTS OF CASH FLOWS		53
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		54
SIGNATURES		90
INDEX TO EXHIBITS		91

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

All of our operations are in (and all of our sales are made within) the United States.  We operate principally in Texas, California, New Jersey/New York and Michigan, with those states representing 35%, 30%, 15% and 9%, respectively, of our consolidated revenues from continuing operations for the year ended December 31, 2009.  According to publicly available industry information, those states represented an aggregate of 31.4% of the consumption of ready-mixed concrete in the United States in 2009 (Texas, 13.7%, California, 10.4%,  New Jersey/New York, 5.3% and Michigan, 2.0%).  Our consolidated revenues from continuing operations for the year ended December 31, 2009 were $534.5 million, of which we derived approximately 89.3% from our ready-mixed concrete and concrete-related products segment and 10.7% from our precast concrete products segment.  For more  information on our consolidated revenues and results of operations for the years ended December 31, 2009, 2008 and 2007 and our consolidated total assets as of December 31, 2009 and 2008, see our Consolidated Financial Statements included in this report.

As of March 15, 2010, we had 125 fixed and 11 portable ready-mixed concrete plants, seven precast concrete plants and seven producing aggregates facilities (including 27 fixed ready-mixed concrete plants operated by our 60%-owned Michigan subsidiary).  During 2009, these plants and facilities produced approximately 4.5 million cubic yards of ready-mixed concrete and 3.0 million tons of aggregates.  We also own two aggregates facilities that we lease to third parties and retain a royalty on production from those facilities.

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

For financial information regarding our reporting segments, including revenue and operating income (loss) for the years ended December 31, 2009, 2008 and 2007, see Note 14 to our Consolidated Financial Statements included in this report.

U.S. Concrete, Inc. is a Delaware corporation which was incorporated in 1997.  We began operations in 1999, which is the year we completed our initial public offering.  In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us” or “U.S. Concrete” unless we specifically state otherwise or the context indicates otherwise.

Market Trends, Liquidity and Restructuring

Since the middle of 2006, the United States building materials construction market has become increasingly challenging.  Currently, the construction industry, particularly the ready-mixed concrete industry, is characterized by significant overcapacity, fierce competitive activity and rapidly declining sales volumes.  From 2007 through 2009, we have implemented cost reduction programs, including workforce reductions, plant idling, rolling stock dispositions and divestitures of nonperforming business units to reduce structural costs.

Despite these initiatives in 2007, 2008 and 2009, our business has been severely affected by the steep decline in single-family home starts in the U.S. residential construction markets, the turmoil in the global credit markets and the U.S. recession.  These conditions had a dramatic impact on demand for our products in each of the last three years.  During 2007, 2008 and 2009, single family home starts declined by approximately 29%, 41% and 29%, respectively, and commercial construction activity, which has been negatively affected by the credit crisis and U.S. recession, is expected to be weaker in our markets in 2010.  Sales volumes in our precast operations have also been significantly affected due to its significant presence in residential construction.  We are also experiencing product pricing pressure and expect ready-mixed concrete pricing declines in 2010 compared to 2009 in most of our markets, which will have a negative effect on our gross margins.

In response to the protracted, declining sales volumes, we have expanded our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits.  We also continue to significantly scale back capital investment expenditures.

Nonetheless, the continued weakening economic conditions, including ongoing softness in residential construction, further reduction of demand in the commercial sector and delays in anticipated public works projects in many of our markets, have placed significant distress on our liquidity position.  Prior to its amendment, the credit agreement governing our senior revolving credit facility (the “Credit Agreement” or “our Credit Agreement”) required us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million.  In February 2010, we entered into an amendment to the Credit Agreement.  The amendment, among other things, temporarily reduces the minimum availability trigger at which we must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 from $25 million to (1) $22.5 million from the effective date of the amendment through March 10, 2010 (or such earlier date on which we elect to deliver the first weekly borrowing base certificate) and (2) $20 million thereafter through April 30, 2010, but in each case that trigger reverts to $25 million upon the earlier of (a) our delivery of notice to the lenders of our intent to make payment on our 8⅜% Senior Subordinated Notes due 2014 (the “8⅜% Notes”) or any other subordinated debt and (b) May 1, 2010.

We also obtained (i) a permanent waiver by the lenders of any default or event of default arising under the Credit Agreement as a result of our delivery of our 2009 fiscal year financials with a report from our independent registered public accounting firm containing an explanatory paragraph with their conclusion regarding substantial doubt about our ability to continue as a going concern and (ii) a temporary waiver by the lenders through April 30, 2010, of any default or event of default arising under the Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8⅜% Notes.  More information regarding the amendment is contained under “Market Trends, Liquidity and Restructuring” in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 1 to our consolidated financial statements.

While we believe the amendment to our Credit Agreement provides us with some additional, temporary access to liquidity, we continue to see our business affected by the decline in construction activity and inclement weather conditions in January and February 2010 across the regions we operate. The amount available for borrowing under our Credit Agreement is based in part on our accounts receivable balances. The inclement weather and decline in demand for our products has a direct effect on the amounts we bill our customers and our accounts receivable balances. This inclement weather along with the seasonally low production and economic downturn has caused us to take actions to conserve cash. These actions include delaying payments to certain vendors and suppliers.  If our liquidity falls below the availability thresholds noted above, we will not be in compliance with the minimum fixed charge coverage ratio of 1.0 to 1.0. If this occurs and we are unable to continue to obtain amendments from the lenders that waive compliance with these financial covenants, the lenders could declare us to be in default under the terms of the Credit Agreement, at which point the entire outstanding principal balance of the revolving credit facility, together with all accrued and unpaid interest and other amounts then owing to our lenders, would become immediately due and payable. Because substantially all of our assets are pledged as collateral under the Credit Agreement, if our lenders were to declare an event of default, they would be entitled to foreclose on and take possession of those assets.

In addition, acceleration of our obligations under the Credit Agreement would constitute a default under the 8⅜% Notes and would likely result in the acceleration of those obligations as well.  A default under our Credit Agreement also could result in a cross-default or the acceleration of our payment obligations under other financing agreements.  In any such event, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient assets to make the payments when due.

In addition to the restrictions we face under our debt instruments, our stock price has declined significantly over the past year, which makes it more difficult to obtain equity financing on acceptable terms to address our liquidity issues.   The indenture governing the 8⅜% Notes and the Credit Agreement also contain restrictions on our ability to incur additional debt.  Our ability to obtain cash from external sources also could be adversely affected by volatility in the markets for corporate debt, fluctuations in the market price of our common stock or the 8⅜% Notes and any additional market instability, unavailability of credit or inability to access the capital markets which may result from the continuing effects of the global financial crisis and the U.S. recession.

We have received a letter from The Nasdaq Stock Market indicating that the bid price of our common stock over 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under the Nasdaq Marketplace Rules. We have been provided an initial period of 180 calendar days, or until September 7, 2010, to regain compliance. Compliance can be attained if at any time before September 7, 2010; the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.  In the event we cannot demonstrate compliance with the minimum bid price rule by September 7, 2010, our securities are subject to delisting.

In light of this situation, we are currently reviewing the strategic and financing alternatives available to us and have retained legal and financial advisors to assist us in this regard. We are engaged in continuing discussions with the lenders under our Credit Agreement and others regarding a permanent restructuring of our capital structure. Such a restructuring would likely affect the terms of the 8⅜% Notes, the Credit Agreement, other debt obligations and our common stock and may be effected through negotiated modifications to the agreements related to our debt obligations or through other forms of restructurings, which we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.  There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all.  Additionally, if we do not maintain adequate liquidity prior to any restructuring, we may seek protection pursuant to a voluntary bankruptcy filing under Chapter 11.

We are reporting net losses for the year ended December 31, 2009 for the fourth consecutive year and currently anticipate losses for 2010.  These cumulative losses in addition to our current liquidity situation raise substantial doubt as to our ability to continue as a going concern for a period longer than the current fiscal year. Our ability to continue as a going concern depends on the achievement of profitable operations, the success of our financial and strategic alternatives process, which may include the restructuring of the 8⅜% Notes and the Credit Agreement or a recapitalization. Until the possible completion of the financial and strategic alternatives process, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which implies that we will continue to meet our obligations and continue our operations for at least the next 12 months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

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

Based on information from the National Ready-Mixed Concrete Association (“NRMCA”) and the National Precast Concrete Association (“NPCA”), we estimate that, in addition to vertically integrated manufacturers of cements and aggregates, over 2,200 independent ready-mixed concrete producers currently operate approximately 5,000 plants in the United States and 3,200 precast concrete products manufacturers operate in the United States and Canada.  Larger markets generally have several producers competing for business on the basis of product quality, service, on-time delivery and price.

Annual usage of ready-mixed concrete in the United States dropped significantly in 2009 and 2008 from its “near record” 2006 level.  According to information available from the NRMCA and McGraw-Hill Construction, total volume (measured in cubic yards) from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions):

2009	271
2008	349
2007	387

Ready-mixed concrete and precast concrete products have historically benefited from relatively stable demand and pricing.  However, pricing of our products is primarily driven by the cost of raw materials (cement, aggregates, etc.), cost of labor and competition in our local markets.  From 2006, through most of 2007, raw materials cost and ready-mixed concrete products average selling prices increased.  For 2008 and 2009, pricing of our raw materials, particularly cement, and our ready-mixed pricing has been put under competitive pressure due to product demand declines resulting from the slowdown in construction activity in all of our markets, especially in the residential construction sector.

According to recently published McGraw-Hill Construction data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2009, 2008 and 2007:

	2009	2008	2007
Commercial and industrial construction	21%	25%	24%
Residential construction	13%	16%	23%
Street and highway construction and paving	24%	21%	20%
Other public works and infrastructure construction	42%	38%	33%

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

For a discussion of the general seasonality of the construction industry, see Item 1A — “Risk Factors – Our operating results may vary significantly from one reporting period to another and may be adversely affected by the seasonal and cyclical nature of the markets we serve” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

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

Aggregates.  We produce crushed stone aggregates, sand and gravel from seven aggregates facilities located in New Jersey and Texas.  We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.0 million tons of aggregates in 2009 from these facilities with Texas producing 42% and New Jersey 58% of that total production.  In April 2007, we entered into an agreement to lease our sand pit operations in Michigan to the Edward C. Levy Co. as a component of a ready-mixed concrete business combination, which we refer to as the 60%-owned Michigan subsidiary.  We now receive a royalty based on the volume of product produced and sold from the Michigan quarry during the term of the lease.

At December 31, 2009, our total estimated aggregates reserves (excluding an aggregates property leased to a third party) were 78 million tons, assuming loss factors of approximately 20% for unusable material.  We believe these aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with supply for less than 5% of our annual consumption of aggregates.

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

Operations

  Ready-Mixed Concrete

Our ready-mixed concrete plants consist of fixed and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our portable plant operations deploy our 11 portable plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck.  We use our portable plants to service high-volume projects or projects in remote locations.  Several factors govern the choice of plant type, including:

▪	production consistency requirements;

▪	daily production capacity requirements;

▪	job site proximity to fixed plants; and

▪	capital and financing.

Generally, we will construct wet batch plants to serve markets that we expect will have consistently high demand, as opposed to dry batch plants that will serve those markets that we expect will have a less consistent demand.  A wet batch plant generally has a higher initial cost and daily operating expenses, but yields greater consistency with less time required for quality control in the concrete produced and generally have greater daily production capacity than a dry batch plant.  We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million.  As of March 15, 2010, our fixed batch plants included 23 wet batch plants and 102 dry batch plants.

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

Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including:

▪	the expected production demand for the plant;

▪	capital and financing;

▪	the expected types of projects the plant will service; and

▪	the desired location of the plant.

Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency.  Our mixer trucks typically have load capacities of 10 cubic yards, or approximately 20 tons, and an estimated useful life of 12 years.  A new truck of this size currently costs between $160,000 and $190,000, depending on the geographic location and design specifications.  Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years.  As of December 31, 2009, we operated a fleet of approximately 1,226 owned and leased mixer trucks, which had an average age of approximately eight years.

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

   Promoting Operational Excellence

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

Cement and Other Raw Materials

We obtain most of the materials necessary to manufacture ready-mixed concrete and precast concrete products on a daily basis. These materials include cement, other cementitious materials (fly ash, blast furnace slag) and aggregates (stone, gravel and sand), in addition to certain chemical admixtures.  With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days.  Cement represents one of the highest cost material used in manufacturing a cubic yard of ready-mixed concrete.  During 2009, based on raw materials pricing and mix design changes requiring less cement in the manufacturing of ready-mixed concrete, aggregates represents the highest materials cost used followed closely by cement.  Historically, we have purchased cement from several suppliers in each of our major markets.  Due to certain industry consolidations and our decision to have a primary and secondary supplier, in certain of our markets, we are now purchasing cement from fewer suppliers than in past years.  Based on current economic conditions, this decision has not affected our ability to obtain an adequate supply of cement for our operations.  Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

Generally, cement and aggregates prices remained relatively flat to down in most of our markets in 2009, as compared to 2008.  In certain of our markets, where we did experience cement price decreases, our ready-mixed concrete products pricing decreased in relative proportion to our raw material price decreases.  Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement, aggregates and chemical admixtures.  The demand for construction sector products was weak throughout 2007, 2008 and 2009, with sales volumes significantly below 2006 peak levels.  The slowdown in our end-use markets has caused an oversupply of cement in most of our markets, with cement producers slowing down or shutting down domestic production and reducing imported cement to respond to the weak demand.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates.

We recognize the value in advocating green building and construction as part of our strategy.  We initiated Environmentally Friendly Concrete (“EF Technology”), our commitment to environmentally friendly concrete technologies that significantly reduce potential carbon dioxide (CO2) emissions.  Our EF Technology ready-mixed concrete products replace a portion of traditional raw materials with reclaimed fly ash, slag and other materials.  This results in an environmentally superior and sustainable alternative to traditional ready-mixed concrete.  We believe EF Technology reduces greenhouse gases and landfill space consumption and produces a highly durable product.  Customers can also receive Leadership in Energy and Environmental Design (“LEED”) credits for the use of this technology.  We are also a supporter of the NRMCA Green-Star program, a plant-specific certification that utilizes an environmental management system based on a model of continual improvement.  In 2008, two plants in our Dallas/Ft. Worth market were part of the first group of plants to be awarded with Green-Star Certification.

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

Customers

Of our 2009 revenue, we had approximately 55% from commercial and industrial construction contractors, 19% from residential construction contractors and 26% from street and highway construction contractors and other public works and infrastructure contractors.  In 2009, no single customer or project accounted for more than 5% of our total revenue.

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

Employees

As of March 15, 2010, we had approximately 529 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 1,844 hourly personnel.  The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of March 15, 2010, approximately 845 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2010 and 2013.  Under these agreements, we pay specified wages to covered employees and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

We have not experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are satisfactory.  See Note 16 to our consolidated financial statements included in this report for a discussion of class action litigation involving various mixer truck and transport truck drivers who have worked in our operations in California.

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

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations.  Our capital expenditures relating to environmental matters were not material in 2009.  We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

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

Insurance

Our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer and other trucks in heavy traffic conditions and delivering concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of properties and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are in accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.  For additional discussion of our insurance programs, see Note 16 to our consolidated financial statements included in this report.

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

Item 1A.   Risk Factors

Set forth below and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties” in Item 7 of Part II of this report are various risks and uncertainties that could adversely impact our business, financial condition, results of operations, cash flows and common stock price.

Bankruptcy Risks

We may file for bankruptcy protection, or an involuntary petition for bankruptcy may be filed against us.

 As described below under “Liquidity Risks,” we have a substantial amount of debt which we may not be able to extend or refinance.  If we are unable to extend or refinance our debt, or if our debt is accelerated due to a default by us, our assets may not be sufficient to repay our debt in full, and our available cash flow may not be adequate to maintain our current operations.  Under those circumstances, or if we believe those circumstances are likely to occur, we may be required to seek protection under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S.  Bankruptcy Code.  In addition, under certain circumstances creditors may file an involuntary petition for bankruptcy against us.  Due to the possibility of these circumstances occurring, we have begun active planning for a potential restructuring.

If we file for bankruptcy protection, our business and operations will be subject to certain risks.

A bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code would subject our business and operations to various risks, including but not limited to, the following:

▪	our suppliers may attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from shipping goods;

▪	our employees may become distracted from performance of their duties or more easily attracted to other career opportunities;

▪	the coordination of a bankruptcy filing and operating under protection of the bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors;

▪	we may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms;

▪	we may have difficulty maintaining existing and building new relationships;

▪
transactions outside the ordinary course of business would be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities;

▪	we may not be able to obtain court approval or such approval may be delayed with respect to motions made in the bankruptcy proceedings;

▪	we may be unable to retain and motivate key executives and associates through the process of a Chapter 11 reorganization, and we may have difficulty attracting new employees;

▪	there can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;

▪
there can be no assurance that we will be able to successfully develop, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, and other parties in interest; and

▪	the value of our common stock could be affected as a result of a bankruptcy filing.

As with any judicial proceeding, a Chapter 11 proceeding (even if there is a pre-packaged or pre-arranged plan of reorganization) involves the potential for significant delays in reaching a final resolution.  In a Chapter 11 proceeding, there are risks of delay with the confirmation of the plan of reorganization and there are risks of objections from certain stakeholders, including any creditors that vote to reject the plan, that could further delay the process and potentially cause a plan of reorganization to be rejected by the court.  Any material delay in the confirmation of a Chapter 11 proceeding would compound the risks described above and add substantial expense and uncertainty to the process.

Liquidity Risks

We may not be able to extend, refinance  or repay our substantial indebtedness.

We have a substantial amount of indebtedness which we may not be able to extend, refinance or repay.  As of December 31, 2009, we had $272.6 million aggregate principal amount of the 8⅜% Notes outstanding and $16.7 million outstanding under the credit agreement relating to our senior secured credit facility (the “Credit Agreement”), which is scheduled to mature in March 2011.  Our subsidiaries, excluding our 60%-owned Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”), and some of our minor subsidiaries without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we have collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries (excluding Superior and those minor subsidiaries) and substantially all the assets of our subsidiaries, excluding most of the assets of the aggregates quarry in northern New Jersey, other real estate owned by us or our subsidiaries and the assets of Superior.  Superior has a separate credit agreement (the “Superior Credit Agreement”), under which there was $5.6 million in outstanding revolving credit borrowing as of December 31, 2009.  Borrowings under the Superior Credit Agreement are collateralized by substantially all the assets of Superior and are scheduled to mature on April 1, 2010.  Although U.S. Concrete and its wholly owned subsidiaries are not obligors under the Superior Credit Agreement, the agreement provides, among other things, that an event of default beyond a 30-day grace period under U.S. Concrete’s Credit Agreement would constitute an event of default under the Superior Credit Agreement. Superior is in the process of renegotiating its credit facility.  If the negotiations are not successful, the amounts outstanding under the credit facility would be due and payable on April 1, 2010.  There was $6.6 million outstanding under this facility at March 12, 2010.

In February 2010, we entered into an amendment to the Credit Agreement with the lenders who are parties to the Credit Agreement.  The amendment, among other things, temporarily reduces the minimum availability trigger at which we must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 from $25 million to (1) $22.5 million from the effective date of the amendment through March 10, 2010 (or such earlier date on which we elect to deliver the first weekly borrowing base certificate) and (2) $20 million thereafter through April 30, 2010, but in each case that trigger reverts to $25 million upon the earlier of (a) our delivery of notice to the lenders of our intent to make payment on the 8⅜% Notes or any other subordinated debt and (b) May 1, 2010. It also reduced the size of our revolving credit facility from $150 million to $90 million. We also obtained (1) a permanent waiver by the lenders of any default or event of default arising under the Credit Agreement as a result of our delivery of our 2009 fiscal year financials with a report from our independent registered public accounting firm containing an explanatory paragraph with their conclusion regarding substantial doubt about our ability to continue as a going concern and (2) a temporary waiver by the lenders through April 30, 2010, of any default or event of default arising under the Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8⅜% Notes.  More information regarding the amendment is contained in Note 1 to our consolidated financial statements.

Even with the relief provided by the February 2010 amendment to the Credit Agreement, we have significant debt-service obligations for which we currently do not have sufficient liquidity.  On April 1, 2010, we are obligated to make semi-annual interest payments on the 8⅜% Notes aggregating approximately $11.4 million and the debt outstanding under the Superior Credit Agreement is scheduled to mature.  Under the indenture relating to the 8⅜% Notes (the “Indenture”), an event of default would occur if we fail to make any payment of interest on the 8⅜% Notes when due and that failure continues for a period of 30 days.  If such an event of default occurs and is continuing, the trustee or the holders of 25% or more in aggregate principal amount of the 8⅜% Notes then outstanding may accelerate our obligation to repay the 8⅜% Notes, together with accrued and unpaid interest.  Under the terms of the Credit Agreement, an event of default under the Indenture would also constitute an event of default under the Credit Agreement, and would give rise to the right of our lenders under the Credit Agreement to immediately accelerate the maturity of the debt outstanding under the Credit Facility.  Those circumstances would trigger provisions in the Indenture that would permit the lenders under the Credit Agreement to prohibit payments with respect to the 8⅜% Notes for up to 180 days, even though our payment obligations with respect to the 8⅜% Notes may have been accelerated.

Given the current negative conditions in the economy and the credit markets generally and in our industry in particular, there is substantial uncertainty that we will be able to restructure or refinance our indebtedness on or before April 30, 2010, the date at which an event of default would occur for failure to make the scheduled April 1, 2010 interest payment for the 8⅜% Notes. Additionally, there is no assurance that a successful refinancing of the Superior Credit Agreement will be consummated by the maturity date of April 1, 2010.

We have a history of net losses, an accumulated stockholders’ deficit and pending obligations for which we do not currently have sufficient liquidity.  Accordingly, we have stated in our financial statements included herein that there is substantial doubt about our ability to continue as a going concern.

We have a history of net losses.  In the years ended December 31, 2007, 2008 and 2009, our net losses were $69.0 million, $132.4 million and $88.2 million, respectively.  We also had an accumulated stockholders’ deficit of $15.7 million as of December 31, 2009.  Additionally, as we discuss above, we have a substantial amount of indebtedness which we may not be able to extend, refinance or repay.  As a result of these and other factors, including continuing adverse industry conditions, as discussed in Note 1 to the consolidated financial statements, there is substantial doubt about our ability to continue as a going concern.  The presence of such substantial doubt may have an adverse impact on our relationship with third parties with whom we do business, including our customers, suppliers and employees and could make it challenging and difficult for us to raise additional debt or equity financing, all of which could have a material adverse impact on us.

We may not have sufficient liquidity to maintain our operations.

 The amendment to our Credit Agreement discussed above provides us with some additional access to liquidity, but we continue to see our business affected by the decline in construction activity and inclement weather conditions in January and February 2010 across the regions in which we operate. The amount available for borrowing under our Credit Agreement is based in part on our accounts receivable balances. The inclement weather and decline in demand for our products has a direct effect on the amounts we bill our customers and accounts receivable balances. In addition, we face higher expenses due to payments to our financial and legal advisors discussed below, as well as fees and other amounts payable to our lenders in connection with our Credit Agreement amendment. If our liquidity falls below the availability threshold of $20 million, we will not be in compliance with the minimum fixed charge coverage ratio of 1.0 to 1.0. If this occurs and we are unable to continue to obtain amendments or waivers from the lenders for non-compliance with this financial covenant, the lenders could declare us to be in default under the terms of the Credit Agreement, at which point the entire outstanding principal balance of the revolving credit facility, together with all accrued and unpaid interest and other amounts then owing to our lenders, would become immediately due and payable. Because substantially all of our assets are pledged as collateral under the Credit Agreement, if our lenders were to declare an event of default, they would be entitled to foreclose on and take possession of those assets.

 In addition, acceleration of our obligations under the Credit Agreement would constitute a default under the 8⅜% Notes and would likely result in the acceleration of those obligations as well.  A default under our Credit Agreement also could result in a cross-default or the acceleration of our payment obligations under Superior Credit Agreement.  In any such event, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient assets to make the payments when due. If we are unable to maintain sufficient liquidity prior to implementing any restructuring discussed below and are unable to obtain waivers or amendments for non-compliance, we may be compelled to seek protection pursuant to a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.

 We have retained financial advisors to assist us in evaluating potential strategies which may be available to us to reduce or restructure our significant outstanding indebtedness.

  We are exploring a variety of possible options to reduce or restructure our significant outstanding indebtedness.  To that end, we have retained financial advisors to assist us in evaluating potential strategies.  We believe the consummation of a successful restructuring is critical to our continued viability.  Any restructuring will likely be subject to a number of conditions, many of which will be outside of our control, including the agreement of our creditors and other parties, and may limit our ability to utilize our net operating loss carry forwards if there is an ownership change, which is likely.  We may be unsuccessful in implementing an option selected by our board of directors, and our implementation of any particular alternative could present additional risks to our business, financial condition and results of operations, or yield unexpected results.  The process of continuing to review, and potentially executing, options may be costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have an adverse effect on us.  We can provide no assurance that any particular alternative or arrangement will lead to increased stockholder value.  Moreover, certain actions we could undertake may involve the issuance of shares of our common stock or preferred stock in a transaction or series of transactions that could significantly dilute our existing stockholders without requiring a stockholder vote.  In addition, to the extent that we elect to pursue a transaction or series of transactions that includes a sale of one or more corporate assets, our ability to sell any assets may be limited by many factors beyond our control, such as general economic conditions, and we cannot predict whether we would be able to sell any particular asset on favorable terms and conditions, if at all, or the length of time which we may be involved in any asset sale transaction.  In this connection, it is important to note that the terms of the Credit Agreement and the Indenture currently limit our ability to sell assets and generally restrict the use of proceeds from asset sales.

  We may be compelled to seek an in-court solution in the form of a pre-packaged or pre-arranged filing under Chapter 11 of the U.S. Bankruptcy Code if we are unable to successfully negotiate a timely out-of-court restructuring agreement with our creditors.  Any Chapter 11 filing, even in connection with a pre-packaged or pre-arranged plan, may have adverse effects on our business and operations.

  Even if we are able to extend or refinance our indebtedness, our substantial level of indebtedness would still adversely affect our financial condition and operating flexibility.

  Risks related to debt level.  Even if we are able to extend or refinance our indebtedness, our substantial level of indebtedness could still have important consequences to us and the value of our common stock, including:

▪
limiting our ability to use operating cash flows and cash flows from asset dispositions in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

▪	limiting our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, research and development expenditures, general corporate or other purposes;

▪	increasing our vulnerability to general adverse economic and industry conditions;

▪
limiting our ability to capitalize on business opportunities and to react to changes in our business and the ready-mixed concrete industry, including changes in competitive pressures, and adverse changes in government regulation; and

▪	limiting our ability or increasing the costs to refinance indebtedness.

In addition, a portion of our indebtedness bears interest at variable rates.  If market interest rates increase, the interest rate on our variable-rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations.  While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Even if we are able to extend or refinance our existing indebtedness, our ability to later repay or to refinance that indebtedness will depend on our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors, many of which are beyond our control.  Our business may not generate sufficient cash flow from operations and future financings may not be available to us in amounts sufficient to enable us to service our debt or fund other liquidity needs.

Risks related to existing financial covenants and other limitations.  The Credit Agreement and the Indenture contain financial covenants and other limitations with which we must comply.  Our ability to comply with these covenants may be affected by events beyond our control, and our future operating results may not be sufficient to comply with the covenants or, in the event of a default under either our indenture or senior secured credit facility, to remedy such a covenant default.   Additionally, any “material adverse change” of our company could restrict our ability to borrow under the Credit Agreement.

The covenants in the Credit Agreement and the Indenture restrict, among other things, our ability to:

▪	incur additional indebtedness and issue preferred stock;

▪	pay dividends;

▪	make asset sales;

▪	make certain investments;

▪	enter into transactions with affiliates;

▪	incur liens on assets to secure other debt;

▪	engage in specified business activities; and

▪	engage in certain mergers or consolidations and transfers of assets.

In addition, the Credit Agreement, as amended by the February 2010 amendment, requires us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $20 million.  If our available credit falls below $20 million, we do not currently expect that we would be able to meet the minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis.

Absent a waiver or amendment from our lenders or a successful refinancing of the Credit Agreement prior to a potential noncompliance event, our lenders would continue to control our cash depository accounts, may limit or restrict our future borrowings under the Credit Agreement and may, at their option, immediately accelerate the maturity of the facility, terminate all commitments to extend further credit to us and foreclose on any of the collateral we have granted to secure our obligations under the Credit Agreement.  If the lenders were to accelerate our obligation to repay borrowings under the Credit Agreement, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient liquidity to make the payments when due.  Our lenders may also prohibit interest payments on the 8⅜% Notes for a period ending on the earlier of 180 days or the date the event of default has been waived or amended.

Under the Indenture, an event of default under the Credit Agreement would not give rise to an acceleration of our obligation to repay the indebtedness under the 8⅜% Notes unless the Credit Agreement lenders accelerate maturity of the debt outstanding under that agreement.  If our obligation to repay the indebtedness under the 8⅜% Notes was accelerated, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient assets to make the payments when due.  The acceleration of our indebtedness outstanding under the Credit Agreement or the 8⅜% Notes would have a material adverse affect on our operations and our ability to meet our obligations as they become due.

Risks related to extensions.  In the event we obtain extensions on our existing debt, including both short-term forbearance agreements and longer-term extensions, such extensions will likely include operational and financial covenants significantly more restrictive than our current debt covenants.  In addition, any such extensions will likely require us to pay certain fees to and expenses of our lenders.  These fees and cash flow restrictions will affect our ability to fund our ongoing operations from our operating cash flows, as discussed below.

Risks related to refinancings.  Due to the current lending environment, our financial condition and general economic factors, it is unlikely that we will be able to refinance our debt from new sources.  In the event we are able to refinance all or a portion of our debt, it is likely that the agreements relating to the new debt would contain terms which are less attractive than the terms contained in our existing debt agreements.  Such terms may include more restrictive operational and financial covenants, as well as higher fees and interest rates.

Common Stock Investment Risks

The recent decline in our common stock price could have materially adverse effects on us.

The price of our common stock has declined significantly and rapidly since September 2008.  In the event we seek bankruptcy protection, it is possible that the value of our common stock could decline further.  This reduction in stock price could have materially adverse effects on our business, including reducing our ability to use our common stock as compensation or to otherwise provide incentives to employees and by reducing our ability to generate capital through sales of shares of our common stock or otherwise use our common stock as currency with third parties.

We have received a letter from The Nasdaq Stock Market indicating that the bid price of our common stock over 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under the Nasdaq Marketplace Rules. We have been provided an initial period of 180 calendar days, or until September 7, 2010, to regain compliance. Compliance can be attained if at any time before September 7, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.  In the event we cannot demonstrate compliance with the minimum bid price rule by September 7, 2010, our securities are subject to delisting.

If our common stock were to be delisted, shares of our common stock would only be traded in the over-the-counter market.  Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained.  As a result, in the event of a delisting, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.  Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships.  Investors may also determine to sell all their shares of our common stock as a result of the delisting of our common stock, which could further depress the share price.  In some cases, delisting may subject us to additional compliance requirements under applicable state securities laws in connection with issuances of additional shares of our common stock.

Business Risks

Further tightening of mortgage lending or mortgage financing requirements could adversely affect the residential construction market and prolong the downturn in, or further reduce, the demand for new home construction which began in 2006 and has had a negative effect on our sales volumes and revenues.

Since 2006, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, defaults on subprime loans and adjustable rate mortgages.  In light of these developments, lenders, investors, regulators and other third parties have questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years.  This has led to reduced investor demand for mortgage loans and mortgage-backed securities, reduced market values for those securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions.  Deterioration in credit quality among subprime and other loans has caused many lenders to eliminate subprime mortgages and other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards.  Fewer loan products and tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of new homes.  In general, these developments have been a significant factor in the downturn of, and have delayed any general improvement in, the housing market.

Approximately 19% of our 2009 revenue was from residential construction contractors.  Further tightening of mortgage lending or mortgage financing requirements could adversely affect the availability to obtain credit for some borrowers and prolong the downturn in, or further reduce the demand for, new home construction, which could have a material adverse effect on our business and results of operations in 2010.  A further downturn in new home construction could also adversely affect our customers focused in this industry segment, possibly resulting in slower payments, higher default rates in our accounts receivable, and an overall increase in working capital.

The global financial crisis may impact our business and financial condition in ways that we currently cannot predict.

The unprecedented and continuing credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition.  In particular, the cost of capital has increased substantially while the availability of funds from the capital markets has diminished significantly.  Accordingly, our ability to access the capital markets may be restricted or be available only on unfavorable terms.  Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our ability to execute our long-term growth strategy.  Ultimately, we may be required to reduce our future capital expenditures substantially.  Such a reduction could have a material adverse effect on our revenues, income from operations and cash flows.

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

▪
differentiate ourselves in a competitive market by emphasizing new product development and value added sales and marketing; hiring and retaining employees; and reducing operating and overhead expenses.

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

There was no goodwill impairment recorded as a result of the fourth quarter 2009 test. During the third quarter of 2009, we sold our ready-mixed concrete plants in Sacramento, California. These plants and operations were included in our northern California ready-mixed concrete reporting unit and $3.0 million of goodwill was allocated to these assets and included in the calculation of loss on sale.  Concurrent with this sale, we performed an impairment test on the remaining goodwill for this reporting unit and on all other reporting units with remaining goodwill as a result of current economic conditions. The U.S. economic downturn and resulting impact on the U.S. construction markets have continued to impact our revenue and expected future growth. The cost of capital has increased while the availability of funds from capital markets has not improved significantly. Lack of available capital has impacted our customers by creating project delays or cancellations, thereby impacting our revenue growth and assumptions. The downturn in residential construction has not improved and we are now seeing the economic downturn affect the commercial sector of our revenue base. In addition, the California budget crisis has adversely affected public works spending in this market. All these factors led to a more negative outlook for expected future cash flows and during the third quarter of 2009 resulted in an impairment charge of $45.8 million, of which $42.2 million is related to our northern California reporting unit and the remaining amount related to our Atlantic Region reporting unit.

In 2008 we recorded an impairment charge of $135.3 million. The macro economic factors including the unprecedented and continuing credit crisis, the U.S. recession, the escalating unemployment rate and specifically the severe downturn in the U.S. construction markets, had a significant impact on the valuation metrics used in determining the long-term value of our reporting units.  The slowdown in construction activity resulted in lower sales volumes and more competition for construction projects, thereby reducing expected future cash flows.  These specific negative factors, combined with (i) lower enterprise values resulting from lower multiples of sales and EBITDA comparables, and (ii) the lack of recent third party transactions due to depressed macro economic conditions, resulted in the goodwill impairment expense for 2008.

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

As of December 31, 2009, goodwill represented approximately 3.6% of our total assets.  We can provide no assurance that future goodwill impairments will not occur.  If we determine that any of our remaining balance of goodwill is impaired, we will be required to take an immediate noncash charge to earnings.

As a result of capital constraints and other factors, we may not be able to grow through acquiring additional businesses.

 Our senior secured credit facility provided us with a source of liquidity for acquisitions in prior years.  The continued economic downturn, decline in construction activity and its effect on our liquidity has adversely affected our ability to achieve growth through acquisitions.  Unless and until we complete a restructuring of our indebtedness, we do not expect to be able to use this credit facility to fund any business acquisitions.

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

As a result, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.  Furthermore, negative trends in the ready-mixed concrete industry or in our geographic markets could have a material adverse effects on our business, financial condition, results of operations and cash flows.

We may be unsuccessful in continuing to carry out our strategy of growth through acquisitions.

One of our principal growth strategies has been to increase our revenues and the markets we serve and to continue selectively entering new geographic markets through the acquisition of additional ready-mixed concrete, precast concrete products, aggregates products and related businesses.  We do not anticipate completing any new acquisitions in the foreseeable future due to our distressed liquidity position and our review of strategic and financing alternatives.  Even if we are able to resume acquisitions activity, we may not be able to acquire suitable acquisition candidates at reasonable prices and on other reasonable terms for a number of reasons, including the following:

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

In 2006, cement prices rose at rates similar to those experienced in 2005 and 2004, as a result of strong domestic consumption driven largely by historic levels of residential construction that did not abate until the second half of 2006.  During 2007, 2008 and 2009, residential construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  Cement prices remained relatively flat in 2009, while cement supplies were at levels that indicated a very low risk of cement shortages in our markets.  Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.

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

As of March 15, 2010, approximately 36%, or 845, of our employees were covered by collective bargaining agreements, which expire between 2010 and 2013.  Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees.  In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees.  If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially adversely affect our business, financial condition, results of operations and cash flows.  In addition, the coexistence of union and nonunion employees may impede our ability to integrate our operations efficiently.  Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

We contribute to 18 multiemployer pension plans.  During 2006, the “Pension Protection Act of 2006” (the “PPA”) was signed into law.  For multiemployer defined benefit plans, the PPA establishes new funding requirements or rehabilitation requirements, creates additional funding rules for plans that are in endangered or critical status, and introduces enhanced disclosure requirements to participants regarding a plan’s funding status.  The Worker, Retiree and Employer Recovery Act of 2008 (the “WRERA”) was enacted in late 2008 and provided some funding relief to defined benefit plan sponsors affected by recent market conditions.  The WRERA allowed multiemployer plan sponsors to elect to freeze their current fund status at the same funding status as the preceding plan year (for example, a calendar year plan that was not in critical or endangered status for 2008 was able to elect to retain that status for 2009), and sponsors of multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009 were allowed a three-year extension of funding improvement or rehabilitation plans (extended the timeline for these plans to accomplish their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans).  Additionally, if we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits.  Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans or the inability of plan sponsors to meet the funding or rehabilitation requirements would be material to our business financial condition, results of operations and cash flows.

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

Our operations involve providing products that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics.  If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged.  In the past, we have had significant claims of this kind asserted against us that we have resolved.  There currently are claims, and we expect that in the future there will be additional claims, of this kind asserted against us.  If a significant product-related claim or claims are resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The nature of our business subjects us to product liability, property damage and personal injury claims.  Over the last several years, insurance carriers have raised premiums for many companies operating in our industry, including us.  Increased premiums may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention.  If the number or severity of claims within our self-insured retention increases, we could suffer losses in excess of our reserves.  An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons.  In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control.

Item 1B. Unresolved Staff Comments

 None.

Item 2.    Properties

Facilities

The table below lists our concrete plants as of March 15, 2010.  We believe these plants are sufficient for our current needs. The ready-mixed concrete volumes shown are the volumes from continuing operations each location produced in 2009.

	Ready-Mixed Concrete Plants				Precast	Block	Ready-Mixed Concrete Volume (in thousands
Locations	Fixed	Portable	Leased	Total	Plants	Plants	of cubic yards)
Ready-Mixed Concrete and Concrete-Related Products Segment:
Northern California	14	2	2	18	—	—	998
Atlantic Region	19	5	2	26	—	—	836
Texas / Oklahoma	61	3	1	65	—	—	2,115
Michigan	25	—	2	27	—	1	568
Precast Concrete Products Segment:
Northern California	—	—	—	—	3	—	—
Southern California/Arizona	—	—	—	—	3	—	—
Pennsylvania	—	—	—	—	1	—	—
Total Company	119	10	7	136	7	1	4,517
The fixed plants, precast plants, block plant and leased plants, are located on approximately 68 sites we own and 65 sites we lease.  The lease terms extend to dates that vary from 2010 to 2025.  For operating plants, we intend to renew most of the leases expiring in the near term.

We produce crushed stone aggregates, sand and gravel, from seven aggregates facilities located in Texas and New Jersey.  We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.0 million tons of aggregates in 2009, with Texas producing 42% and New Jersey 58% of that total production.  In April 2007, we entered into an agreement to lease our sand pit operations in Michigan to the Edward C. Levy Co. as a part of the formation of our 60%-owned Michigan subsidiary.  We now receive a royalty based on the volume of product produced and sold from the quarry during the term of the lease.

At December 31, 2009, our total estimated aggregates reserves are 78 million tons, assuming loss factors of approximately 20% for unusable material.  We believe these aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with supply for less than 5% of our annual consumption of aggregates.

Equipment

As of December 31, 2009, we had a fleet of approximately 1,226 owned and leased mixer trucks and 1,114 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our mixer trucks is approximately eight years.
For additional information related to our properties, see Item 1 of this report.

Item 3.    Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 16, “Commitments and Contingencies,” to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Stock Market under the symbol “RMIX.”  As of March 15, 2010, shares of our common stock were held by approximately 519 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

The closing price for our common stock on the Nasdaq Global Select Market on March 12, 2010 was $0.46 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2009		2008
	High	Low	High	Low
First Quarter	3.53	1.40	$4.40	$2.14
Second Quarter	2.75	1.76	$6.25	$3.05
Third Quarter	2.01	1.50	$8.38	$3.86
Fourth Quarter	1.86	0.64	$4.69	$1.83

We have not paid or declared any dividends since our formation and currently do not intend to pay dividends in 2010. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 11 to our consolidated financial statements in this report.

PERFORMANCE GRAPH

The following graph compares, for the period from December 31, 2004 to December 31, 2009, the cumulative stockholder return on our common stock with the cumulative total return on the Standard & Poor’s 500 Index and a peer group index we selected that includes four public companies within our industry. The comparison assumes that (1) $100 was invested on December 31, 2004 in our common stock, the S&P 500 Index and the peer group index and (2) all dividends were reinvested.

The peer group companies at December 31, 2009 for this performance graph are Texas Industries, Inc., Eagle Materials Inc., Martin Marietta Materials, Inc. and Vulcan Materials Company.  In addition to ready-mixed concrete and concrete-related products, the members of the peer group also have material operations in other segments of the building products industry in which we either do not currently operate, or do not operate at a comparable level, such as cement, aggregates and other building products.  These other business segments of peer group members have an affect on cumulative stockholder return over the covered period.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2009, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans. These plans use or are based on shares of our common stock.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	1,618,082	5.19	2,060,672
Equity compensation plans not approved by security holders (2)	294,055	6.53	227,727
Total	1,912,137	5.54

(1)
Pursuant to the terms of the 2008 Incentive Plan, there were 2,060,672 shares of our common stock remaining available for awards under the plan for future issuance as of December 31, 2009, including shares of common stock which were the subject of awards under the 1999 Incentive Plan or the 2001 Employee Incentive Plan (the “2001 Plan”) that were forfeited or terminated, expired unexercised, were settled in cash in lieu of common stock or in a manner such that the shares covered thereby were not issued or are exchanged for consideration involving common stock.  The 1999 Incentive Plan terminated on December 31, 2008, but there are still outstanding awards of stock options and restricted stock under such plan.

(2)
Our board adopted the 2001 Plan in February 2001.  The purpose of this plan is to attract, retain and motivate our employees and consultants, to encourage a sense of propriety of those persons in our company and to stimulate an active interest of those persons in the development and financial success of our company.  Awards may be made to any of our employees or consultants.  The plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other long-term incentive awards.  None of our officers or directors is eligible to participate in the plan. Pursuant to the terms of the 2001 Plan, there were 227,727 shares of our common stock remaining available for awards under the plan for future issuance as of December 31, 2009.  No awards were made under the 2001 Plan in 2009.  Shares of our common stock which were the subject of awards under the 2001 Plan when the 2008 Incentive Plan was adopted that are subsequently forfeited or terminated, expire unexercised, are settled in cash in lieu of common stock or in a manner such that all or some of the shares covered thereby are not issued or are exchanged for consideration that does not involve common stock are included in the number of shares that may be issued under the 2008 Incentive Plan.

Issuer Purchases of Equity Securities

The following table provides information with respect to our repurchases of shares of our common stock during the fourth quarter of 2009:

Calendar Month	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
October 2009	3,488	$1.65	-	-
November 2009	397	$1.61	-	-
December 2009	-	-	-	-

(1)
Represents shares of our common stock repurchased during the three-month period ended December 31, 2009 from company employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

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

	Year Ended December 31,(5)
	2009(1)	2008(2)	2007(3)	2006(4)		2005
Statement of Operations Data:
Revenue	$534,485	$754,298	$803,803		$728,510	$525,637
Income (loss) from continuing operations, net of tax	$(94,863)	$(135,922)	$(65,061)		$(7,303)	$14,431
Loss from discontinued operations, net of tax tax	$—	$(149)	$(5,241)		$(787)	$(1,819)
Net income (loss)	$(94,863)	$(136,071)	$(70,302)		$(8,090)	$12,612
Net income (loss) attributable to stockholders	$(88,238)	$(132,446)	$(69,001)		$(8,090)	$12,612

Earnings (Loss) Per Share Attributable to Stockholders Data:
Basic income (loss) per share from continuing operations	$(2.44)	$(3.48)	$(1.67)		$(0.20)	$0.50
Loss from discontinued operations, net of tax tax	$—	$—	$(0.14)	$	$(0.02)	$(0.06)
Basic net income (loss) per share	$(2.44)	$(3.48)	$(1.81)		$(0.22)	$0.44
Diluted income (loss) per share from continuing operations	$(2.44)	$(3.48)	$(1.67)		$(0.20)	$0.49
Loss from discontinued operations, net of tax tax	$—	$—	$(0.14)		$(0.02)	$(0.06)
Diluted net income (loss) per share	$(2.44)	$(3.48)	$(1.81)		$(0.22)	$0.43

Balance Sheet Data (at end of period):
Total assets	$389,160	$507,810	$647,256		$716,646	$494,043
Total debt (including current maturities)	$296,542	$305,988	$298,500		$303,292	$201,571
Total stockholders’ equity	$(15,742)	$69,796	$205,105		$269,577	$184,921
Total equity	$(10,191)	$80,363	$219,297		$269,577	$184,921

Statement of Cash Flow Data:
Net cash provided by operating activities	$8,011	$29,678	$44,338		$39,537	$41,229
Net cash used in investing activities	$(9,018)	$(39,516)	$(34,084)		$(230,679)	$(58,563)
Net cash provided by (used in) financing activities	$(87)	$311	$(4,208)		$176,292	$1,281

Ready-mixed Concrete Data
Average selling price per cubic yard	$95.32	$94.22	$91.70		$88.23	$86.42
Sales volume in cubic yards from continuing operations	4,517	6,517	7,176		6,679	4,734

(1)
The 2009 results include a goodwill impairment charge of $45.8 million, net of income taxes, and an asset impairment charge of $8.8 million, net of income taxes, which we recorded in the third quarter in accordance with authoritative accounting guidance.

(2)
The 2008 results include an impairment charge of $119.8 million, net of income taxes, which we recorded in the fourth quarter pursuant to our annual review of goodwill in accordance with authoritative accounting guidance.

(3)
The 2007 results include an impairment charge of $76.4 million, net of income taxes, which we recorded in the fourth quarter pursuant to our annual review of goodwill in accordance with authoritative accounting guidance. Also in 2007, we discontinued the operations of three business units in certain markets.  The financial data for years prior to 2007 have been restated to segregate the effects of the operations of those discontinued units.

(4)	The 2006 results include an impairment charge of $26.8 million, net of income taxes, primarily pursuant to our annual review of goodwill in accordance with authoritative accounting guidance.

(5)	All data presented in each year has been updated to reflect the effect of our fourth quarter of 2007 decision to dispose of certain of our operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report, “Risk Factors” in Item 1A of this report and “—Risks and Uncertainties” below.

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

Precast Concrete Products.  Our precast concrete products segment engages principally in the production, distribution and sale of precast concrete products from our seven precast plants located in California, Arizona and Pennsylvania.  From these facilities, we produce precast concrete structures such as utility vaults, manholes and other wastewater management products, specialty engineered structures, pre-stressed bridge girders, concrete piles, curb-inlets, catch basins, retaining and other wall systems, custom designed architectural products and other precast concrete products.

We derive substantially all our revenues from the sale of ready-mixed concrete, precast concrete and concrete-related products to the construction industry in the United States. We typically sell our products under purchase orders that require us to formulate, prepare and deliver the product to our customers’ job sites. We recognize revenue from these orders when we deliver the ordered products. The principal states in which we operate are Texas (35% of 2009 revenue and 39% of 2008 revenue), California (30% of 2009 revenue and 31% of 2008 revenue), New Jersey/New York (15% of 2009 revenue and 14% of 2008 revenue) and Michigan (9% of 2009 and 2008 revenue).  We serve substantially all segments of the construction industry in our markets.  Our customers include contractors for commercial and industrial, residential, street and highway and other public works construction. The approximate percentages of our concrete product revenue by construction type activity were as follows in 2009 and 2008:

	2009	2008
Commercial and industrial	55%	55%
Residential	19%	26%
Street, highway and other public works	26%	19%

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

Market Trends, Liquidity and Restructuring

Since the middle of 2006, the United States building materials construction market has become increasingly challenging.  Currently, the construction industry, particularly the ready-mixed concrete industry, is characterized by significant overcapacity, fierce competitive activity and rapidly declining sales volumes.  From 2007 through 2009, we have implemented cost reduction programs, including workforce reductions, plant idling, rolling stock dispositions and divestitures of nonperforming business units to reduce structural costs.

Despite these initiatives in 2007, 2008 and 2009, our business has been severely affected by the steep decline in single family home starts in the U.S. residential construction markets, the turmoil in the global credit markets and the U.S. recession.  These conditions had a dramatic impact on demand for our products in each of the last three years.  During 2007, 2008 and 2009, single family home starts declined by approximately 29%, 41% and 29%, respectively, and commercial construction activity, which has been negatively affected by the credit crisis and U.S. economic downturn, is expected to be weaker in our markets in 2010.  Sales volumes in our precast operations have also been significantly affected due to our significant presence in residential construction.  We are also experiencing product pricing pressure and expect ready-mixed concrete pricing declines in 2010 compared to 2009 in most of our markets, which will have a negative effect on our gross margins.

In response to our protracted, declining sales volumes, we have expanded our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits.  We also continue to significantly scale back capital investment expenditures.

Nonetheless, the continued weakening economic conditions, including ongoing softness in residential construction, further reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, have placed significant distress on our liquidity position.  Prior to its amendment described below, the credit agreement governing our senior revolving credit facility (the “Credit Agreement” or “our Credit Agreement”) required us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million.    In February 2010, we entered into an amendment to the Credit Agreement.  The amendment:

▪
temporarily reduces the minimum availability trigger at which we must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 from $25 million to (1) $22.5 million from the effective date of the amendment through March 10, 2010 (or such earlier date on which we elect to deliver the first weekly borrowing base certificate) and (2) $20 million thereafter through April 30, 2010, but in each case that trigger reverts to $25 million upon the earlier of (a) our delivery of notice to the lenders of our intent to make payment on our 8⅜% Senior Subordinated Notes due 2014 (the “8⅜% Notes”) or any other subordinated debt and (b) May 1, 2010;

▪	reduces the size of our revolving credit facility from $150 million to $90 million;

▪
implements permanent cash dominion by the lenders over the deposit accounts of us and the guarantors under the Credit Agreement, subject to exceptions for specific accounts and threshold dollar amounts;

▪	modifies the borrowing base formula to include a $20 million cap on the value of concrete trucks and mixing drums that will be included in the borrowing base;

▪
increases the pricing on drawn revolver loans from the current availability-based pricing grid of either the Eurodollar-based rate (“LIBOR”) plus 1.75% per annum to 2.25% per annum or the domestic rate (3.25% at December 31, 2009), plus 0.25% to 0.75% per annum to LIBOR plus 4.00% per annum, eliminates the availability-based pricing grid, and increases our commitment fees on the unused portion of the facility from 0.25% to 0.75%;

▪	requires us to report our borrowing base on a weekly, rather than monthly, basis;

▪	waives our solvency representation and warranty through April 30, 2010;

▪	permits us to prepay or redeem the 8⅜% Notes with the proceeds of permitted subordinated debt and/or an equity issuance, but not cash;

▪
modifies certain restrictions on the operation of our business by, among other things, (i) eliminating the general restricted payments, lien and investment baskets; (ii) adding new restrictions on our ability to sell or incur liens on certain assets, including owned real property of our company and our subsidiaries; (iii) adding restrictions on our ability to form, acquire or enter into any new joint venture or partnership or create any new foreign subsidiary; (iv) reducing the basket for permitted debt of our Michigan joint venture from $20 million to $17.5 million;  (v) limiting investments by our company and our subsidiaries in the Michigan joint venture to $2.25 million in any fiscal quarter and $5 million for the remaining term of the Credit Agreement; and (vi) limiting our ability to consummate permitted acquisitions and incur or assume debt at the time the acquisition is consummated; and

▪
adds a new event of default under the Credit Agreement if we or any of our subsidiaries contests the enforceability of the subordination provisions relating to the 8⅜% Notes and any other subordinated debt, or if such debt fails to remain subordinated to the Credit Agreement.

We also obtained (i) a permanent waiver by the lenders of any default or event of default arising under the Credit Agreement as a result of our delivery of our 2009 fiscal year financials with a report from our independent registered public accounting firm containing an explanatory paragraph with their conclusion regarding substantial doubt about our ability to continue as a going concern and (ii) a temporary waiver by the lenders through April 30, 2010, of any default or event of default arising under the Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8⅜% Notes.

While we believe the amendment of our Credit Agreement provides us with some additional access to liquidity, we continue to see our business affected by the decline in construction activity and inclement weather conditions in January and February 2010 across the regions we operate. The amount available for borrowing under our Credit Agreement is based in part on our accounts receivable balances. The inclement weather and decline in demand for our products has a direct effect on the amounts we bill our customers and our accounts receivable balances. This inclement weather along with the seasonally low production and economic downturn has caused us to take actions to conserve cash. These actions include delaying payments to certain vendors and suppliers.  If our liquidity falls below the availability thresholds noted above, we will not be in compliance with the minimum fixed charge coverage ratio of 1.0 to 1.0. If this occurs and we are unable to continue to obtain amendments from the lenders that waive compliance with these financial covenants, the lenders could declare us to be in default under the terms of the Credit Agreement, at which point the entire outstanding principal balance of the revolving credit facility, together with all accrued and unpaid interest and other amounts then owing to our lenders, would become immediately due and payable. Because substantially all of our assets are pledged as collateral under the Credit Agreement, if our lenders were to declare an event of default, they would be entitled to foreclose on and take possession of those assets.

In addition, acceleration of our obligations under the Credit Agreement would constitute a default under the 8⅜% Notes and would likely result in the acceleration of those obligations as well.  A default under our Credit Agreement also could result in a cross-default or the acceleration of our payment obligations under other financing agreements.  In any such event, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient assets to make the payments when due.

In addition to our Credit Agreement, our 60%-owned Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”), has a separate credit agreement (the “Superior Credit Agreement”) under which there was $5.6 million in outstanding revolving credit borrowings as of December 31, 2009.  Borrowings under the Superior Credit Agreement are collateralized by substantially all the assets of Superior and are scheduled to mature on April 1, 2010.  Although we and our wholly owned subsidiaries are not obligors under the Superior Credit Agreement, an event of default beyond a 30-day grace period under our Credit Agreement would constitute an event of default under the Superior Credit Agreement. Superior is in the process of renegotiating the Superior Credit Agreement, which has a maturity date of April 1, 2010. If the negotiations are not successful, the amounts outstanding under the Superior Credit Agreement would be due and payable as well. There was $6.6 million outstanding under the Superior Credit Agreement at March 12, 2010.

Also, we are obligated to make semi-annual interest payments on the 8⅜% Notes aggregating approximately $11.4 million on April 1, 2010. Under the indenture relating to the 8⅜% Notes, an event of default would occur if we fail to make any payment of interest on the 8⅜% Notes when due and that failure continues for a period of 30 days. If such an event of default occurs and is continuing, the trustee or the holders of 25% or more in aggregate principal amount of the 8⅜% Notes then outstanding may accelerate our obligation to repay the 8⅜% Notes, together with accrued and unpaid interest. Under the terms of our Credit Agreement, an event of default under the 8⅜% Notes indenture would also constitute an event of default under the Credit Agreement, and would give rise to the right of our lenders under the Credit Agreement to immediately accelerate the maturity of the debt outstanding under the Credit Agreement. Those circumstances would trigger provisions in the 8⅜% Notes indenture that would permit the lenders under the Credit Agreement to prohibit payments with respect to the 8⅜% Notes for up to 180 days, even though our payment obligations with respect to the 8⅜% Notes may have been accelerated.

Given the current negative conditions in the economy and the credit markets generally and in our industry in particular, there is substantial uncertainty that we will be able to restructure or refinance our indebtedness on or before April 30, 2010, the date at which an event of default occurs for failure to make the scheduled April 1, 2010 interest payment for the 8⅜% Notes. Additionally, there is no assurance that a successful refinancing of the indebtedness outstanding under the Superior Credit Agreement will be consummated by the maturity date of April 1, 2010.

In addition to the restrictions we face under our debt instruments, our stock price has declined significantly over the past year, which makes it more difficult to obtain equity financing on acceptable terms to address our liquidity issues.   The indenture governing the 8⅜% Notes and the Credit Agreement also contains restrictions on our ability to incur additional debt.  Our ability to obtain cash from external sources also could be adversely affected by volatility in the markets for corporate debt, fluctuations in the market price of our common stock or the 8⅜% Notes and any additional market instability, unavailability of credit or inability to access the capital markets which may result from the effect of the global financial crisis and U.S. economic downturn.

We have received a letter from The Nasdaq Stock Market indicating that the bid price of our common stock over 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under the Nasdaq Marketplace Rules. We have been provided an initial period of 180 calendar days, or until September 7, 2010, to regain compliance. Compliance can be attained if at any time before September 7, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.  In the event we cannot demonstrate compliance with the minimum bid price rule by September 7, 2010, our securities are subject to delisting.

In light of this situation, we are currently reviewing the strategic and financing alternatives available to us and have retained legal and financial advisors to assist us in this regard. We are engaged in continuing discussions with the lenders under our Credit Agreement and others regarding a permanent restructuring of our capital structure. Such a restructuring would likely affect the terms of the 8⅜% Notes, the Credit Agreement, other debt obligations and our common stock and may be effected through negotiated modifications to the agreements related to our debt obligations or through other forms of restructurings, which we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all.  Additionally, if we do not maintain adequate liquidity prior to any restructuring, we may seek protection pursuant to a voluntary bankruptcy filing under Chapter 11.

We are reporting net losses for the year ended December 31, 2009 for the fourth consecutive year and currently anticipate losses for 2010. These cumulative losses, in addition to our current liquidity situation, raise substantial doubt as to our ability to continue as a going concern for a period longer than the current fiscal year. Our ability to continue as a going concern depends on the achievement of profitable operations, the success of our financial and strategic alternatives process, which may include the restructuring of the 8⅜% Notes and Credit Agreement or a recapitalization. Until the possible completion of the financial and strategic alternatives process, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which implies that we will continue to meet our obligations and continue our operations for at least the next 12 months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal working capital requirements, servicing indebtedness, and purchasing property and equipment. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods and the cash interest payment on the 8⅜% Notes on April 1 and October 1 of each year.  Generally, in the fourth quarter of each year, our working capital borrowings decline and are at their lowest annual levels in the first quarter of the following year. Current market conditions have limited the availability of new sources of financing and capital.  As a result of the challenging and prolonged economic and industry conditions, we anticipate using net cash in our operating activities after capital expenditures for all of 2010. In response to the protracted, declining sales volumes, we have expanded our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits.  We also continue to scale back capital investment expenditures in order to maintain liquidity.  Nonetheless, the continued weakening economic conditions, including ongoing softness in residential construction, further reduction of demand in the commercial sector and delays in public works projects in many of our markets, have placed significant distress on our liquidity position.

We rely on our Credit Agreement to fund short-term liquidity needs if internal funds are not available from our operations.  The recent amendment to our Credit Agreement has provided additional access to liquidity. However, given the inclement weather in the regions where we operate during January and February 2010 and the overall continued decline in activity, the availability under our Credit Agreement has declined to $26.6 million at March 12, 2010.  This inclement weather along with the seasonally low production and economic downturn has caused us to take actions to conserve cash. These actions include delaying payments to certain vendors and suppliers.  If the available liquidity under our Credit Agreement falls below $20 million, we will not be in compliance with the minimum fixed charge coverage ratio of 1.0 to 1.0. If this occurs and we are unable to continue to obtain amendments from the lenders that waive compliance with these financial covenants, the lenders could declare us to be in default under the terms of the Credit Agreement, at which point the entire outstanding principal balance of the revolving credit facility, together with all accrued and unpaid interest and other amounts then owing to our lenders, would become immediately due and payable. There was $21.4 million outstanding at March 15, 2010 under the Credit Agreement. Because substantially all of our assets are pledged as collateral under the Credit Agreement, if our lenders were to declare an event of default, they would be entitled to foreclose on and take possession of those assets.  Additionally, Superior is in the process of renegotiating the Superior Credit Agreement, which is scheduled to mature on April 1, 2010, and we owe an interest payment of $11.4 on the 8⅜% Notes on April 1, 2010. If the negotiations are not successful, the amounts outstanding under the Superior credit facility would be due and payable. There was $6.6 million outstanding under the Superior Credit Agreement at March 12. 2010. This would put further strain on our liquidity. In any such event, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient assets to make the payments when due.  Our default under one or more of our debt instruments also will accelerate our obligation to repay that debt and our other debt instruments as well.  In that event, we may seek protection pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.

If we are unable to maintain liquidity above the minimum threshold established under our Credit Agreement, we will not meet the fixed charge coverage ratio of 1.0 to 1.0 and will be in default. If this occurs, we may seek to obtain a waiver for this default or amendment to our Credit Agreement or we may seek to file a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

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

The following key financial measurements reflect our financial position and capital resources as of December 31, 2009, 2008 and 2007 (dollars in thousands):

	2009	2008	2007
Cash and cash equivalents	$4,229	$5,323	$14,850
Working capital	$34,481	$63,484	$88,129
Total debt	$296,542	$305,988	$298,500
Available credit [1]	$45,250	$91,100	$112,600
Debt as a percent of capital employed	103.6%	79.2%	57.6%
1)	Based on eligible borrowing base, net of outstanding letters of credit and borrowings outstanding under our senior secured revolving credit facility.

Our cash and cash equivalents consist of highly liquid investments in deposits and money market funds we hold at major financial institutions.

The allowance for doubtful accounts increased to $5.3 million in 2009 from $3.1 million in 2008.  As a percentage of total accounts receivable, the allowance was 6.6% in 2009 and 3.0% in 2008.  This increase is due to the prolonged U.S. economic downturn and the expected effect on collections from our customers.  We cannot predict the impact of the U.S. economic downturn on the ability of our customers to pay in future periods.

The following discussion provides a description of our arrangements relating to outstanding indebtedness.

Senior Secured Credit Facility

In February 2010, we entered into an amendment to our Credit Agreement to reduce temporarily the minimum availability trigger at which we must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 from $25 million to $20 million from March 11, 2009 through April 30, 2009, as described in more detail under “Market Trends, Liquidity and Restructuring” above and in Note 1 to our consolidated financial statements.  While we believe the amendment of our Credit Agreement provides us with some additional access to liquidity, ongoing inclement weather and the decline in demand for our products has a direct effect on the amounts we bill our customers and our accounts receivable balances, which in turn affects the amount available for borrowing under our Credit Agreement. If our liquidity falls below the availability thresholds noted above, we will not be in compliance with the minimum fixed charge coverage ratio of 1.0 to 1.0. If this occurs and we are unable to continue to obtain amendments from the lenders that waive compliance with these financial covenants or refinance the debt on acceptable terms, the lenders could declare us to be in default under the terms of the Credit Agreement, at which point the entire outstanding principal balance of the revolving credit facility, together with all accrued and unpaid interest and other amounts then owing to our lenders, would become immediately due and payable. Because substantially all of our assets are pledged as collateral under the Credit Agreement, if our lenders were to declare an event of default, they would be entitled to foreclose on and take possession of those assets. If our assets are not sufficient to satisfy the outstanding balances when due, we may seek protection pursuant to a voluntary bankruptcy filing under Chapter 11.

At December 31, 2009, we had borrowings of $16.7 million under this facility and outstanding letters of credit of approximately $11.6 million. The outstanding letters of credit increased to $17.7 million in February 2010. The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the senior secured credit facility.  A material adverse change is defined as a material adverse change in any of (a) the condition (financial or otherwise), business, performance, prospects, operations or properties of us and our subsidiaries, taken as a whole, (b) our ability and the ability of the guarantors, taken as a whole, to perform the obligations under the Credit Agreement and the other loan documents or (c) the rights and remedies of the administrative agent, the lenders or the issuers to enforce the Credit Agreement and the other loan documents.

Our subsidiaries, excluding Superior and minor subsidiaries, without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding Superior and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding Superior, most of the assets of the aggregates quarry in northern New Jersey and other real estate owned by us or our subsidiaries.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of the 8⅜% Notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million, or 5%, of consolidated revenues in the prior 12 months. The Credit Agreement provides that specified change of control events would constitute events of default.  As of December 31, 2009, the maintenance of a minimum fixed charge coverage ratio was not applicable, as the available credit under the facility did not fall below $25.0 million.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% Notes.  In July 2006, we issued $85 million of additional 8⅜% Notes.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.

During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of the 8⅜% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open market transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased.  During the quarter ended June 30, 2009, we purchased an additional $5.0 million principal amount of the 8⅜% Notes for approximately $2.0 million. This resulted in a gain of approximately $2.9 million in April 2009, after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased. We used cash on hand and borrowings under our Credit Agreement to fund these transactions. These purchases reduced the amount outstanding under the 8⅜% Notes by $12.4 million, reduced our interest expense by approximately $0.7 million in 2009 and will reduce our interest expense by approximately $0.9 million on an annual basis thereafter.

All of our subsidiaries, excluding Superior and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% Notes.

The indenture governing the 8⅜% Notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt, sell preferred stock, create liens, merge or transfer assets.  We may redeem all or a part of the 8⅜% Notes at a redemption price of 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter.  The indenture requires us to offer to repurchase (1) an aggregate principal amount of the 8⅜% Notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt, and (2) all the 8⅜% Notes following the occurrence of a change of control.  The Credit Agreement would prohibit these repurchases.

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

We made interest payments of approximately $25.1 million in 2009 and $25.5 million in 2008, primarily associated with the 8⅜% Notes.

On April 1, 2010, we are obligated to make semi-annual interest payments on the 8⅜% Notes aggregating approximately $11.4 million.  Under the indenture relating to the 8⅜% Notes, an event of default will occur if we fail to make any payment of interest on the 8⅜% Notes when due and that failure continues for a period of 30 days.  If such an event of default occurs and is continuing, the trustee or the holders of 25% or more in aggregate principal amount of the 8⅜% Notes then outstanding may accelerate our obligation to repay the 8⅜% Notes, together with accrued and unpaid interest.  Under the terms of our Credit Agreement, an event of default under the indenture would also constitute an event of default under the Credit Agreement, and would give rise to the right of our lenders under the Credit Agreement to immediately accelerate the maturity of the debt outstanding under the related credit facility.  Those circumstances would trigger provisions in the indenture relating to the 8⅜% Notes that would permit the lenders under the Credit Agreement to prohibit payments with respect to the 8⅜% Notes for up to 180 days, even though our payment obligations with respect to the 8⅜% Notes may have been accelerated.

Given the current negative conditions in the economy and the credit markets generally and in our industry in particular, there is substantial uncertainty that we will be able to extend or refinance our indebtedness on or before April 1, 2010, the next interest payment date for the 8⅜% Notes.

Superior Credit Facility and Subordinated Debt

Superior has a separate credit agreement that provides for a revolving credit facility.  The credit agreement, as amended, allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior and are scheduled to mature on April 1, 2010. Based on this maturity date, the amounts outstanding under the credit agreement are classified as current at December 31, 2009.  Given the current negative conditions in the economy and the credit markets generally and in our industry in particular, there is substantial uncertainty that Superior will be able to extend or refinance the indebtedness outstanding under the Superior Credit Agreement on or before the April 1, 2010 maturity date.  In addition, an event of default under our Credit Agreement beyond a 30-day grace period also will constitute an event of default under the Superior Credit Agreement and cause an acceleration of Superior’s obligation to repay the outstanding balance.

Availability of borrowings under the Superior Credit Agreement is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of December 31, 2009, there was $5.6 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $3.0 million. Letters of credit outstanding at December 31, 2009 were $2.8 million, which reduced the amount available under the credit facility.

Currently, borrowings have an annual interest rate at Superior’s option of either, LIBOR, plus 4.25%, or prime rate (3.25% at December 31, 2009) plus 2.00%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

The credit agreement contains covenants restricting, among other things, Superior’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  During the trailing twelve months ended December 31, 2009, Superior did not meet this minimum threshold. As a result, Superior has obtained a waiver from the lender for this noncompliance with the covenant.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior credit agreement. However, as mentioned above, the Superior Credit Agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy Co.’s credit agreement would constitute an event of default.  Furthermore, U.S. Concrete has agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior.  In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million under this agreement in lieu of payment of related party payables. Additionally, the minority partner, Edw. C. Levy Co., provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009.  The subordinated debt with U.S. Concrete was eliminated in consolidation.  There was no interest due on each note, and each note was scheduled to mature on May 1, 2011. During the third quarter of 2009, U.S. Concrete and the minority partner, Edw. C. Levy Co., converted the subordinated debt capital into capital contributions to Superior.

Pursuant to Superior’s credit agreement, U.S. Concrete made an additional capital contribution of $2.6 million in lieu of payment of related party payables and Edw. C. Levy Co. made an additional capital contribution of $1.8 million in the first quarter of 2010.  Superior is in the process of renegotiating its credit facility.  If the renegotiation process is unsuccessful, the amounts outstanding under the credit agreement will be due and payable on April 1, 2010. Additionally, U.S. Concrete and Edw. C. Levy Co. may have to make additional cash equity contributions to Superior to finance its working capital requirements and fund its cash operating losses.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturity and variable rates of interest.  The estimated aggregate fair value of the 8⅜% Notes at year-end was approximately $163.9 million in 2009 and $146.1 million in 2008.

Debt Ratings

Our ability to obtain external financing and the related cost of borrowing is affected by our debt ratings, which are periodically reviewed by the major credit rating agencies.  Debt ratings and outlooks as of March 15, 2010 were as follows:

	Rating	Outlook
Moody’s
8⅜% Notes	Caa3	Negative
LT corporate family rating	Caa2

Standard & Poor’s
8⅜% Notes	C	Negative
Corporate credit	CC

These debt ratings are not recommendations to buy, sell or hold our securities, and they may be subject to revision or withdrawal at any time by the assigning rating agency.  Each rating should be evaluated independently of any other rating.

Cash Flow

The net cash provided by or used in our operating, investing and financing activities is presented below (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net cash provided by (used in):
Operating activities	$8,011	$29,678	$44,338
Investing activities	(9,018)	(39,516)	(34,084)
Financing activities	(87)	311	(4,208)
Net increase (decrease) in cash	$(1,094)	$(9,527)	$6,046

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities decreased to $8.0 million for the year ended December 31, 2009 from $29.7 million for the year ended December 31, 2008. The change in 2009 was principally a result of lower profitability partially offset by the receipt of a federal tax refund of $4.9 million and lower working capital requirements.  Net cash provided by operating activities of $29.7 million for the year ended December 31, 2008 decreased $14.7 million from the net cash provided in the year ended December 31, 2007.  The decrease was principally due to lower profitability in 2008, partially offset by improvement in working capital.

Our net cash used in investing activities of $9.0 million for the year ended December 31, 2009 decreased $30.5 million from the net cash used in investing activities for the year ended December 31, 2008. The change during 2009 was primarily attributable to lower payments related to acquisitions, lower capital expenditures and higher proceeds from property, plant and equipment divestitures compared to 2008.  During 2008, we received $7.6 million in proceeds from the sale of our Memphis operations and spent approximately $6.3 million for three ready-mixed concrete operations in New York, $13.5 million for certain ready-mixed concrete operations in west Texas and $2.5 for a precast operation in San Diego, California.  We also paid $1.4 million of contingent purchase price consideration during 2008, related to real estate acquired in connection with the acquisition of a ready-mixed operation in 2003. During 2009, we received $6.0 million in proceeds from the sale of our ready-mixed concrete plants in Sacramento, California, plus a cash payment for inventory on hand at closing, and paid approximately $4.5 million for a concrete crushing and recycling operation in New York. Additionally, in 2009, we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers of a business we acquired, related to a contingent payment obligation.

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

Our net cash used in financing activities of $0.1 million decreased $0.4 million from the net cash provided by financing activities of $0.3 million in 2008.  While this change was negligible year over year, we purchased $12.4 million principal amount of the 8⅜% Notes for $4.8 million during 2009 and purchased shares under our previous common stock repurchase program for $6.6 million in 2008. Our net cash provided in financing activities of $0.3 million increased $4.5 million from the net cash used by financing activities of $4.2 million in 2007.  The change was primarily attributable to an increase in borrowings under our revolving credit facility of $6.8 million in 2008 as compared to a reduction of borrowings under our revolving credit facility in 2007 of $5.0 million, partially offset by our use of $6.6 million in our share repurchase program in 2008.

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

Our historical net cash provided by operating activities and free cash flow is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$8,011	$29,678	$44,338
Less: purchases of property, plant and equipment	(13,939)	(27,783)	(29,719)
Plus: proceeds from disposals of property, plant and equipment	10,135	4,403	2,574
Free cash flow	$4,207	$6,298	$17,193

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  For additional discussion on our operating leases, see Note 16 to our consolidated financial statements in this report.

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2009 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$296.6	$7.9	$16.9	$271.8	$-
Interest on debt (1)	102.7	22.8	45.7	34.2	-
Capital leases	0.2	0.2	-	-	-
Operating leases	63.6	12.1	16.0	12.3	23.2
Total	$463.1	$43.0	$78.6	$318.3	$23.2

(1)	Interest payments due under the 8⅜% senior subordinated notes.

The following are our commercial commitment expirations as of December 31, 2009 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$14.4	$3.3	$11.1	$-	$-
Purchase obligations	-	-	-	-	-
Performance bonds	42.9	27.4	15.5	-	-
Total	$57.3	$30.7	$26.6	$-	$-

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above:  accrued employment costs, income tax contingencies, insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.  As of December 31, 2009, the total unrecognized tax benefit related to uncertain tax positions was $5.3 million.  We estimate that none of this will be paid within the next 12 months.

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

Acquisitions

In May 2009, we acquired substantially all the assets of a concrete crushing and recycling business in Queens, New York for approximately $4.5 million.  We do not anticipate completing any new acquisitions in the foreseeable future due to our distressed liquidity position and our review of strategic and financing alternatives.

Divestitures

During the third quarter of 2009, we sold our ready-mixed concrete plants in Sacramento, California for approximately $6.0 million, plus a payment for certain inventory on hand at closing.

Risks and Uncertainties

 Numerous factors could affect our future operating results, including those discussed under the heading “Risk Factors” in Item 1A of Part I of this report. Based on our current distressed liquidity position, the economic conditions and our outlook of continued weak demand in 2010 for our products and product pricing pressures, we have also included additional disclosures regarding our liquidity, covenants under our debt agreements and restructuring alternatives under “Market Trends, Liquidity and Restructuring” and “Liquidity and Capital Resources” above.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 to our consolidated financial statements included in this report describes the significant accounting policies we use in preparing those statements. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving our management’s judgments and estimates are described below. Actual results in these areas could differ from our estimates.

Allowance for Doubtful Accounts

We extend credit to customers and other parties in the normal course of business. We regularly review outstanding receivables and provide for estimated losses on accounts receivable we believe we may not collect in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance, and accounts receivable that we write off our books decrease the allowance. We determine the amount of bad debt expense we record each period and assess the resulting adequacy of the allowance at the end of each period by using a combination of our historical loss experience, customer-by-customer analyses of our accounts receivable balances each period and subjective assessments of our bad debt exposure. Our allowance for doubtful accounts was $5.3 million as of December 31, 2009 and $3.1 million as of December 31, 2008.

Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets.  The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We currently have seven reporting units.  Reporting units are organized based on our two product segments ((1) ready-mixed concrete and concrete related products and (2) precast concrete products) and geographic regions.

There was no impairment of goodwill as a result of our fourth quarter 2009 test. During the third quarter of 2009, we sold our ready-mixed concrete plants in Sacramento, California. These plants and operations were included in our northern California ready-mixed concrete reporting unit, and $3.0 million of goodwill was allocated to these assets and included in the calculation of loss on sale.  Concurrently with this sale, we performed an impairment test on the remaining goodwill for this reporting unit and on all other reporting units with remaining goodwill as a result of current economic conditions.  The U.S. economic downturn and resulting impact on the U.S. construction markets have continued to impact our revenue and expected future growth. The cost of capital has increased while the availability of funds from capital markets has not improved significantly. Lack of available capital has impacted our customers by creating project delays or cancellations, thereby impacting our revenue growth and assumptions. The downturn in residential construction has not improved, and we are now seeing the economic downturn affect the commercial sector of our revenue base. In addition, the California budget crisis has adversely affected public works spending in this market. All these factors led to a more negative outlook for expected future cash flows and during the third quarter 2009, resulted in an impairment charge of $45.8 million, of which $42.2 million related to our northern California reporting unit.

In 2008 we recorded an impairment charge of $135.3 million. The macro economic factors including the unprecedented and continuing credit crisis, the U.S. recession, the escalating unemployment rate and specifically the severe downturn in the U.S. construction markets, had a significant impact on the valuation metrics used in determining the long-term value of our reporting units.  The slowdown in construction activity resulted in lower sales volumes and more competition for construction projects, thereby reducing expected future cash flows.  These specific negative factors, combined with (i) lower enterprise values resulting from lower multiples of sales and EBITDA comparables, and (ii) the lack of recent third party transactions due to depressed macro economic conditions, resulted in the goodwill impairment expense for 2008.

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

Our fair value analysis is supported by a weighting of three generally accepted valuation approaches.

These valuation methods include the following:

▪	Income Approach - discounted cash flows of future benefit streams;

▪	Market Approach - public comparable company multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”); and

▪	Market Approach - multiples generated from recent transactions comparable in size, nature and industry.

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

Income Approach - Discounted Cash Flows.  This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next 15 years and the present residual value of the reporting unit.  We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, product pricing, sales volumes, costs and expenses and capital expenditures.  These assumptions vary by each reporting unit depending on regional market conditions, including competitive position, degree of vertical integration, supply and demand for raw materials and other industry conditions.  The discount rate used in the Income Approach, specifically, the weighted average cost of capital, used in our analysis for 2009, 2008 and 2007 was 15.0%, 14.0% and 8.9%, respectively.  Our increased cost of capital assumption for 2009 and 2008 reflects the U.S. credit crisis which has negatively affected our ability to borrow cost effectively.  The revenue compounded annual growth rates used in the Income Approach for 2009, 2008 and 2007 varied from -0.1% to 3.0%, depending on the reporting unit and the year.  Our EBITDA margins derived from these underlying assumptions varied between approximately 3% and 20% for 2007 and 3% to 22% for 2008, depending on the reporting unit.  For 2009, our EBITDA margins varied between approximately -8% and 18%, depending on the reporting unit. The terminal growth rate used in each year was 3.0%.

Market Approach - Multiples of Sales and EBITDA.  This valuation approach utilizes publicly traded construction materials companies’ enterprise values, as compared to their recent sales and EBITDA information.  For the fourth quarter 2009 impairment test, we used an average sales multiple of 0.62 times and an average EBITDA multiple of 8.14 times. For the third quarter 2009 impairment test, we used an average sales multiple of 0.60 times and an average EBITDA multiple of 6.79 times in determining this market approach metric.  For 2008, we used an average sales multiple of 0.48 times and an average EBITDA multiple of 5.29 times.  For 2007, we used an average sales multiple of 0.57 times and an average EBITDA multiple of 5.90 times.  These multiples are used as a valuation metric to our most recent financial performance.  We use sales as an indicator of demand for our products/services and EBITDA because it is a widely used key indicator of the cash generating capacity of construction material companies.

Market Approach - Comparisons of Recent Transactions.  This valuation approach uses publicly available information regarding recent third-party sales transactions in our industry to derive a valuation metric of the target’s respective enterprise values over their EBITDA amounts.  For 2009 and 2008, we did not weigh this market approach because current economic conditions did not yield significant recent transactions to derive an appropriate valuation metric.  For 2007, we utilized an average third-party sales transaction multiple of 6.60 and 7.54 times EBITDA, respectively, for this market-approach metric.  We utilize this valuation metric with each of our reporting units’ most recent financial performance to derive a “what if” sales transaction comparable, fair-value estimate.

We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for the construction materials industry and widely accepted by investors.  The estimated fair value of each reporting unit would change if our weighting assumptions under the three valuation approaches were materially modified.  For the years ended December 31, 2009 and 2008, we weighted the Income Approach Discounted Cash Flows 45% and the Market Approach Multiples of Sales and EBITDA 55%.  No weighting was used in 2009 and 2008 for the Market Approach – comparison of Recent Transactions as described above.  In 2008, we placed a higher emphasis and weighting on the Market Approach - Multiples of Sales and EBITDA approach than used in 2007 to reflect fair value in current market conditions.  This change in weighting in our view is a better representation of fair value and reflects our consideration of macro-economic factors affecting our industry, uncertainty of future economic conditions and their impact on expected cash flows in each of our reporting units.  For the year ended December 31, 2007, we weighted all three valuation approaches equally to determine an estimated fair value of each reporting unit.

Detailed below is a table of key underlying assumptions for all reporting units utilized in the fair value estimate calculation for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Income Approach - Discounted Cash Flows
Revenue Growth Rates	(0.1%) to 4.0%	(0.1%) to 3.0%	(0.1)% to 2.2%
Weighted Average Cost of Capital	15.0%	14.0%	8.9%
Terminal Value Rate	3.0%	3.0%	3.0%
EBITDA Margin Rate	(9%) to 20%	3% to 22%	3% to 20%
Market Approach - Multiples of Sales & EBITDA
Sales Multiples Used	0.60-0.62	0.48	0.57
EBITDA Multiples Used	6.79-8.14	5.29	5.90
Market Approach - Comparison of Recent Transactions
EBITDA Multiples Used	N/A	N/A	6.60

Our valuation model utilizes assumptions which represent our best estimate of future events, but would be sensitive to positive or negative changes in each of the underlying assumptions as well as to an alternative weighting of valuation methods which would result in a potentially higher or lower goodwill impairment expense.  Specifically, a continued decline in our ready-mixed concrete volumes and corresponding revenues and lower precast product revenues declining at rates greater than our expectations may lead to additional goodwill impairment charges, especially to the reporting units whose carrying values closely approximate their estimated fair values.  Furthermore, a decline in publicly traded construction materials enterprise values, including lower operating margins and continued global-financial credit conditions may also lead to additional goodwill impairment charges.  At December 31, 2009, our goodwill balance is $14.1 million and is contained in the Atlantic Precast Region and South Central reporting units.  The remaining five reporting units do not have goodwill reflected as an asset on their balance sheets, as we have fully impaired previously reported goodwill during the current and prior years. The reporting unit whose estimated fair value closely approximates its carrying value is our Atlantic Precast Region with a goodwill balance of $10.0 million. The carrying value is $14.8 million and the estimated fair value is $16.4 million.  We can provide no assurance that future goodwill impairments will not occur. See Note 3 to our consolidated financial statements included in this report for additional information about our goodwill.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  We believe our workers’ compensation, automobile and general liability per occurrence retentions are consistent with industry practices, although there are variations among our business units.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $12.8 million as of December 31, 2009, compared to $12.6 million as of December 31, 2008, which is currently classified in accrued liabilities.

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

We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Based on the assessment, we recorded a valuation allowance of $18.1 million at December 31, 2009 and $0.2 million at December 31, 2008.  In determining the valuation allowance in 2009, we used such factors as (i) cumulative federal taxable losses, (ii) the amount of deferred tax liabilities that we generally expect to reverse in the same period and jurisdiction and is on the same character as the temporary differences, giving rise to our deferred tax assets and (iii) certain tax contingencies under authoritative accounting guidance related to accounting for uncertainty in income taxes which, should they materialize, would be offset by our net operating loss generated in 2008 and 2009.  We provided a valuation allowance in 2009 and 2008 related to certain federal and state income tax attributes we did not believe we could utilize within the state tax carryforward periods.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  See Notes 2 and 13 to the consolidated financial statements for further discussion.

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

We evaluate the recoverability of our property, plant and equipment when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with authoritative accounting guidance related to the impairment or disposal of long-lived assets. We compare the carrying values of long-lived assets to our projection of future undiscounted cash flows attributable to those assets.  If the carrying value of a long-lived asset exceeds the future undiscounted cash flows we project to be derived from that asset, we record an impairment loss equal to the excess of the carrying value over the fair value. Actual useful lives and future cash flows could be different from those we estimate. These differences could have a material effect on our future operating results.

During the third quarter of 2009, we evaluated the recoverability of our property, plant and equipment. The Michigan market continues to be significantly impacted by the global economic downturn and by events specific to the region, including the difficult operating conditions of the U.S. automotive industry manufacturers, high unemployment rates and lack of public works spending.  The decline in construction activity in each of our end-use markets in Michigan has negatively affected our outlook of future sales growth and cash flow.  We identified an impairment related to the property, plant and equipment in our Michigan market and recorded expense of $8.8 million, which represents the amount that the carrying value of these assets exceeded our estimate of fair value.

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

Recent Accounting Pronouncements

For a discussion of recently adopted accounting standards, see Note 2 to our consolidated financial statements included in this report.

Results of Operations

The following table sets forth selected historical statement of operations information and that information as a percentage of total revenue for the years indicated.

	Year Ended December 31,
	2009		2008		2007
	(amounts in thousands, except selling prices)
Revenue:
Ready-mixed concrete and concrete-related products	$491,755	92.0	$702,525	93.1	$745,384	92.7
Precast concrete products	56,959	10.7	68,082	9.0	73,300	9.1
Inter-segment revenue	(14,229)	(2.7)	(16,309)	(2.1)	(14,881)	(1.8)
Total revenue	$534,485	100%	$754,298	100%	$803,803	100%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$413,703	77.5	$586,088	77.7	$608,043	75.6
Precast concrete products	45,511	8.5	53,360	7.1	55,589	6.9
Goodwill and other asset impairments	54,745	10.2	135,631	18.0	82,242	10.2
Selling, general and administrative expenses	66,068	12.4	79,040	10.5	69,002	8.6
(Gain) loss on sale of assets	2,267	0.4	728	0.1	667	0.1
Depreciation, depletion and amortization	29,621	5.5	29,902	3.9	28,882	3.6
Income (loss) from operations	(77,430)	(14.5)	(130,451)	(17.3)	(40,622)	(5.0)
Interest expense, net	26,450	5.0	27,056	3.6	27,978	3.5
Gain on purchases of senior subordinated notes	7,406	1.4	—	—	—	—
Other income, net	1,423	0.3	1,984	0.3	3,587	0.4
Loss from continuing operations before income taxes	(95,051)	(17.8)	(155,523)	(20.6)	(65,013)	(8.1)
Income tax provision (benefit)	(188)	(0.0)	(19,601)	(2.6)	48	0.0
Loss from continuing operations	(94,863)	(17.8)	(135,922)	(18.0)	(65,061)	(8.1)
Loss from discontinued operations, net of tax	—	—	(149)	(0.1)	(5,241)	(0.7)
Net (loss)	(94,863)	(17.8)	(136,071)	(18.1)	(70,302)	(8.8)
Net loss (income) attributable to non-controlling interest	6,625	1.2	3,625	0.5	1,301	(0.2)
Net loss attributable to stockholders	$(88,238)	(16.5)%	$(132,446)	(17.6)%	$(69,001)	(8.6)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$95.32		$94.22		$91.70
Sales volume in cubic yards	4,517		6,517		7,176

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	911.2		$842.0		$605.8
Ready-mixed concrete used in production in cubic yards	62		81		121

 Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue.

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment decreased $210.8 million, or 30.0%, from $702.5 million in 2008 to $491.8 million in 2009.  Our ready-mixed sales volume for 2009 was approximately 4.5 million cubic yards, down 30.7% from the 6.5 million cubic yards of concrete we sold in 2008.  Excluding ready-mixed volumes associated with acquired operations, our 2009 ready-mixed volumes were down approximately 33.3% from 2008.  The decline reflected the continuing downturn in residential home construction activity that began in the second half of 2006 in all our major markets and the downturn in commercial construction and public works spending due to the ongoing economic downturn in the United States.

Precast concrete products.  Revenue from our precast concrete products segment was down $11.1 million, or 16.3%, from $68.1 million in 2008 to $57.0 million in 2009.  This decrease reflected the continued downturn primarily in residential construction in our northern California and Phoenix, Arizona markets and lower commercial construction activity in our mid-Atlantic market. The decrease in revenue was partially offset by higher revenue in 2009 from the acquisition of our assets of a San Diego, California precast operation in August 2008.

Cost of goods sold before depreciation, depletion and amortization.

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment decreased $172.4 million, or 29.4%, from $586.1 million in 2008 to $413.7 million in 2009.  These decreases were primarily associated with lower sales volumes in 2009. As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 84.1% in 2009, as compared to 83.4% in 2008. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue was primarily attributable to the effect of our fixed costs being spread over lower volumes and to higher per unit delivery costs, as compared to 2008.

Precast concrete products. The reduction in cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment of $7.8 million, or 14.7%, from $53.4 million in 2008 to $45.5 million in 2009, was primarily related to the declining residential construction market that has been impacting our northern California and Phoenix, Arizona precast markets. As a percentage of precast concrete revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose from 78.4% in 2008 to 79.9% in 2009, reflecting decreased efficiency in our plant operations in California and Phoenix, Arizona, resulting from lower demand for our primarily residential product offerings in these markets.

Goodwill and other asset impairments During the third quarter of 2009, we recorded a goodwill impairment charge of $45.8 million related to our northern California and Atlantic Region reporting units, and an asset impairment charge of $8.8 million related to our Michigan operations. During the fourth quarter of 2008, we recorded a goodwill impairment charge of $135.3 million related to five of our reporting units. See “Critical Accounting Policies” above for more information concerning these impairments.

Selling, general and administrative expenses. Selling, general and administrative expenses were $66.1 million in 2009, compared to $79.0 million in 2008.  This decrease was primarily due to reduced compensation as a result of workforce reductions in 2008 and 2009, lower incentive compensation accruals, lower litigation accruals and other administrative cost reductions such as in travel and entertainment costs and office expenses. This was partially offset by an increase in our bad debt provision when compared to 2008.

Gain/loss on sale of assets.  Our loss on sale of assets increased to $2.3 million in 2009, compared to a loss of $0.7 million in 2008. We completed the sale of our ready-mixed concrete plants in the Sacramento, California market for $6.0 million, plus payment for inventory on hand at closing, during the third quarter of 2009. This sale resulted in a $3.0 million loss after the allocation of $3.0 million of related goodwill.

Gain on purchases of senior subordinated notes. During the first and second quarters of 2009, we purchased $12.4 million aggregate principal amount of the 8⅜% Notes in open-market transactions for approximately $4.8 million.  This resulted in a gain of approximately $7.4 million after writing off a total of $0.2 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased.

Interest expense, net. Net interest expense for 2009 was down approximately $0.6 million to $26.5 million, compared to $27.1 million for 2008.  This change was primarily due to the interest savings from the repurchase of some of the 8⅜% Notes and lower interest rates on borrowings under the Credit Agreement when compared to 2008.  This was mostly offset by increased interest associated with higher amounts outstanding under the Credit Agreement.

Non-controlling interest.  The net loss attributable to non-controlling interest reflected in 2009 and 2008 relate to the allocable share of net loss, including the proportionate share of the asset impairment charges in 2009 from our Michigan joint venture, Superior, to the minority interest owner.

Income tax provision (benefit).  We recorded an income tax benefit from continuing operations of $0.2 million for the full year 2009, as compared to $19.6 million in 2008.  Our effective tax benefit rate was 0.2% for 2009 and 12.6% in 2008.  For 2009, we applied a valuation allowance against certain of its deferred tax assets, including net operating loss carryforwards, which reduced the effective benefit rate from the expected statutory rate. In accordance with authoritative accounting guidance, a valuation allowance is required unless it is more likely than not that future taxable income or the reversal of deferred tax liabilities will be sufficient to recover deferred tax assets. In addition, certain state taxes are calculated on bases different than pre-tax loss. This results in us recording income tax expense for these states, which also lowered the effective benefit rate in 2009 compared to the statutory rate.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue.

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products decreased $42.9 million, or 5.8%, from $745.4 million in 2007 to $702.5 million in 2008.  Our ready-mixed sales volume for 2008 was approximately 6.5 million cubic yards, down 9.2% from the 7.2 million cubic yards of concrete we sold in 2007.  Excluding the volumes associated with acquired operations, on a same-plant-sales basis, our 2008 ready-mixed volumes were down approximately 12.1% from 2007.  The decline reflected the continuing downturn in residential home construction activity that began in the second half of 2006 in all our markets and the downturn in commercial construction and public works spending due to the ongoing credit crisis and the economic recession in the United States.  Partially offsetting the effects of lower sales volumes was the approximate 2.7% rise in the average sales price per cubic yard of ready-mixed concrete during 2008, as compared to 2007.

Precast concrete products.  Revenue from our precast concrete products segment were down $5.2 million, or 7.1%, from $73.3 million in 2007 to $68.1 million in 2008.  This decrease reflected a $20.0 million, or 36.0%, drop in revenue resulting from the downturn in residential construction in our northern California and Phoenix, Arizona markets.  We continued the process of refocusing our product lines and streamlining our operations in these markets to better serve existing demand and penetrate additional end-use markets.  Such streamlining resulted in the closure of one northern California facility at a cost of $0.7 million.  This decrease was partially offset by higher revenue in 2008 from the acquisition of API completed in October 2007.  The mix of product sales from this unit resulted in a higher average selling price for our precast group in 2008.

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

Goodwill and other asset impairments  During the fourth quarter of 2008, we recorded a goodwill impairment charge of $135.3 million related to five of our reporting units. During 2007, we recorded a goodwill impairment charge of $81.9 million relating to our Michigan, South Central and our Northern California Precast reporting units. See “Critical Accounting Policies” above for more information concerning these impairments.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $10.0 million, or 14.5%, from $69.0 million in 2007 to $79.0 million in 2008.  As a percentage of revenue, selling, general and administrative expenses increased from 8.6% in 2007 to 10.5% in 2008.  Selling, general and administrative expenses were higher in 2008, as compared to 2007, primarily due to higher compensation costs, including personnel costs and other administrative expenses from acquired businesses,  increased incentive compensation costs, higher professional fees (primarily associated with the implementation of an enterprise resource planning system) and higher litigation accruals.

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

Non-controlling interest.  Non-controlling interest of $(3.6) million and $(1.3) million recorded in 2008 and 2007, respectively, related to the allocable share of net loss from our Michigan joint venture to our minority partner.  The Michigan joint venture was formed on April 1, 2007.  The increase in minority interest losses in 2008, as compared to 2007, related to increased losses from our Michigan operations due to the continued slowdown in economic construction activity, resulting in lower sales volumes and increased losses from that business unit.

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

Loss from discontinued operations.  In the fourth quarter of 2007, we decided to dispose of three operations.  We sold two of those operations prior to December 31, 2007.  In January 2008, we sold the remaining operation.  Our 2007 results of operations reflected the unit sold in 2008, along with the two operations which were sold prior to year-end 2007, as discontinued operations in accordance with authoritative accounting guidance related to impairment or disposal of long-lived assets.”  In 2008, we reported a loss of $0.1 million, net of income taxes, in discontinued operations.  In 2007, the discontinued operations generated a pretax loss of approximately $9.1 million and a corresponding tax benefit of $3.9 million.

Inflation

We experienced minimal increases in operating costs during 2009 related to inflation.  However, in non-recessionary conditions cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. In 2007 and 2008, prices for our products increased at a rate similar to, or greater than, the rate of increase in our raw materials costs. During the fourth quarter of 2008, diesel fuel prices declined substantially from the historically high levels reached in the third quarter of 2008. These prices have increased slightly from the fourth quarter of 2008 but remain substantially lower than the levels reached in the third quarter of 2008.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio.  All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value.  Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values.  At December 31, 2009 and 2008, we were not a party to any derivative financial instruments.

The indebtedness evidenced by the 8⅜% Notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes.  The fair value of that debt will vary as interest rates change.

Borrowings under the Credit Agreement and Superior’s separate credit agreement expose us to certain market risks.  Interest on amounts drawn under the credit facilities varies based on either, the prime rate or one-, two-, three- or six-month Eurodollar rates.  Based on the $22.3 million outstanding under these facilities as of December 31, 2009, a one percent change in the applicable rate would change our annual interest expense by $0.2 million.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries (the "Company") at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A of this Form 10-K.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests in 2009 and uncertainty in income taxes in 2007.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed under the heading "Risks and Uncertainties" in Note 1 to the consolidated financial statements, the Company has experienced severe sales volume declines and diminished liquidity and may be unable to satisfy its obligations and fund its operations in 2010 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 16, 2010

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,229	$5,323
Trade accounts receivable, net	74,851	100,269
Inventories	30,960	32,768
Deferred income taxes	7,847	11,576
Prepaid expenses	3,729	3,519
Other current assets	6,973	13,801
Total current assets	128,589	167,256
Property, plant and equipment, net	239,917	272,769
Goodwill	14,063	59,197
Other assets	6,591	8,588
Total assets	$389,160	$507,810

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$7,873	$3,371
Accounts payable	37,678	45,920
Accrued liabilities	48,557	54,481
Total current liabilities	94,108	103,772
Long-term debt, net of current maturities	288,669	302,617
Other long-term obligations and deferred credits	6,916	8,522
Deferred income taxes	9,658	12,536
Total liabilities	399,351	427,447

Commitments and contingencies (Note 16)

Equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (60,000 shares authorized; 37,558 and 36,793 shares issued and outstanding as of December 31, 2009 and 2008)	38	37
Additional paid-in capital	268,306	265,453
Retained deficit	(280,802)	(192,564)
Cost of treasury stock, 552 common shares as of December 31, 2009 and 459 common shares as of December 31, 2008	(3,284)	(3,130)
Total stockholders’ equity (deficit)	(15,742)	69,796
Non –controlling interest (Note 6)	5,551	10,567
Total equity	(10,191)	80,363
Total liabilities and equity	$389,160	$507,810

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenue	$534,485	$754,298	$803,803
Cost of goods sold before depreciation, depletion and amortization	459,214	639,448	663,632
Goodwill and other asset impairments	54,745	135,631	82,242
Selling, general and administrative expenses	66,068	79,040	69,002
Loss on sale of assets	2,267	728	667
Depreciation, depletion and amortization	29,621	29,902	28,882
Loss from operations	(77,430)	(130,451)	(40,622)
Interest income	22	114	114
Interest expense	26,472	27,170	28,092
Gain on purchases of senior subordinated notes	7,406	—	—
Other income, net	1,423	1,984	3,587
Loss from continuing operations before income taxes	(95,051)	(155,523)	(65,013)
Income tax provision (benefit)	(188)	(19,601)	48
Loss from continuing operations	(94,863)	(135,922)	(65,061)
Loss from discontinued operations (net of tax benefit of $81 in 2008 and $3,911 in 2007)	—	(149)	(5,241)
Net loss	(94,863)	(136,071)	(70,302)
Net loss attributable to non-controlling interest	6,625	3,625	1,301
Net loss attributable to stockholders	$(88,238)	$(132,446)	$(69,001)

Loss per share attributable to stockholders – basic and diluted
Loss from continuing operations	$(2.44)	$(3.48)	$(1.67)
Loss from discontinued operations, net of income tax benefit	—	—	(0.14)
Net loss	$(2.44)	$(3.48)	$(1.81)

Weighted average shares outstanding:
Basic and diluted	36,169	38,099	38,227

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock		Additional	Retained		Non-
	# of Shares	Par Value	Paid-In Capital	Earnings (Deficit)	Treasury Stock	Controlling Interest	Total Equity
BALANCE, December 31, 2006	38,795	$39	$262,856	$8,541	$(1,859)	$—	$269,577
Change in accounting principle for FIN No. 48	—	—	—	342	—	—	342
Employee purchase of ESPP shares	221	—	932	—	—	—	932
Stock options exercised	153	—	1,000	—	—	—	1,000
Stock-based compensation	311	—	3,029	—	—	—	3,029
Cancellation of shares	(35)	—	—	—	—	—	—
Capital contributions to Superior Materials Holdings, LLC	—	—	—	—	—	15,493	15,493
Purchase of treasury shares	(84)	—	—	—	(774)	—	(774)
Net loss	—	—	—	(69,001)	—	(1,301)	(70,302)

BALANCE, December 31, 2007	39,361	$39	$267,817	$(60,118)	$(2,633)	$14,192	$219,297
Employee purchase of ESPP shares	213	—	717	—	—	—	717
Stock-based compensation	572	1	3,511	—	—	—	3,512
Cancellation of shares	(61)	—	—	—	—	—	—
Repurchase of shares	(3,148)	(3)	(6,592)	—	—	—	(6,595)
Purchase of treasury shares	(144)	—	—	—	(497)	—	(497)
Net loss	—	—	—	(132,446)	—	(3,625)	(136,071)

BALANCE, December 31, 2008	36,793	$37	$265,453	$(192,564)	$(3,130)	$10,567	$80,363
Employee purchase of ESPP shares	408	—	472	—	—	—	472
Stock-based compensation	497	1	2,381	—	—	—	2,382
Cancellation of shares	(47)	—	—	—	—	—	—
Purchase of treasury shares	(93)	—	—	—	(154)	—	(154)
Capital contribution to Superior Materials Holdings, LLC shares	—	—	—	—	—	1,609	1,609
Net loss	—	—	—	(88,238)	—	(6,625)	(94,863)

BALANCE, December 31, 2009	37,558	$38	$268,306	$(280,802)	$(3,284)	$5,551	$(10,191)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,863)	$(136,071)	$(70,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and other asset impairments	54,745	135,631	82,242
Depreciation, depletion and amortization	29,621	29,902	30,857
Debt issuance cost amortization	1,805	1,674	1,545
Gain on purchases of senior subordinated notes	(7,406)	—	—
Net loss on sale of assets	2,267	234	6,392
Deferred income taxes	851	(14,866)	(6,636)
Provision for doubtful accounts	3,282	1,923	2,253
Stock-based compensation	2,382	3,512	3,029
Excess tax benefits from stock-based compensation	—	—	(22)
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	22,136	2,032	4,518
Inventories	1,697	287	2,436
Prepaid expenses and other current assets	6,618	(830)	(6,151)
Other assets and liabilities, net	(1,708)	265	98
Accounts payable and accrued liabilities	(13,416)	5,985	(5,921)
Net cash provided by operating activities	8,011	29,678	44,338
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,939)	(27,783)	(29,719)
Payments for acquisitions, net of cash received of $0, $0 and $1,000	(5,214)	(23,759)	(23,120)
Proceeds from disposals of property, plant and equipment	10,135	4,403	2,574
Disposals of business units	—	7,583	16,432
Other investing activities	—	40	(251)
Net cash used in investing activities	(9,018)	(39,516)	(34,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	190,293	151,897	34,227
Repayments of borrowings	(185,888)	(145,051)	(39,226)
Purchases of senior subordinated notes	(4,810)	—	—
Proceeds from issuances of common stock	472	717	1,910
Excess tax benefits from stock-based compensation	—	—	22
Shares purchased under common stock buyback program	—	(6,595)	—
Purchase of treasury shares	(154)	(497)	(774)
Debt issuance costs	—	(160)	(367)
Net cash provided by (used in) financing activities	(87)	311	(4,208)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,094)	(9,527)	6,046
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,323	14,850	8,804
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,229	$5,323	$14,850

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$25,056	$25,587	$26,665
Cash (refund) paid for income taxes	$(4,663)	$(2,148)	$6,884

Supplemental Disclosure of Noncash Investing and Financing Activities:
Assumption of notes payable and capital leases in acquisitions of businesses	$—	$—	$108

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND RISKS AND UNCERTAINTIES

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

Risks and Uncertainties

Since the middle of 2006, the United States building materials construction market has become increasingly challenging.  Currently, the construction industry, particularly the ready-mixed concrete industry is characterized by significant overcapacity, fierce competitive activity and rapidly declining sales volumes.  From 2007 through 2009, we have implemented cost reduction programs, including workforce reductions, plant idling, rolling stock dispositions and divestitures of nonperforming business units to reduce structural costs.

Despite these initiatives in 2007, 2008 and 2009, our business has been severely affected by the steep decline in single-family home starts in the U.S. residential construction markets, the turmoil in the global credit markets and the U.S. recession.  These conditions had a dramatic impact on demand for our products in each of the last three years.  During 2007, 2008 and 2009, single family home starts declined significantly and commercial construction activity, which has been negatively affected by the credit crisis and U.S. economic downturn, is expected to be weaker in our markets in 2010.  Sales volumes in our precast operations have also been significantly affected due to its significant presence in residential construction.  We are also experiencing product pricing pressure and expect ready-mixed concrete pricing declines in 2010 compared to 2009 in most of our markets, which will have a negative effect on our gross margins.

In response to our protracted, declining sales volumes, we have expanded our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits.  We also continue to significantly scale back capital investment expenditures.

Nonetheless, the continued weakening economic conditions, including ongoing softness in residential construction, further reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, have placed significant distress on our liquidity position.  Prior to its amendment described below, the credit agreement governing our senior revolving credit facility (the “Credit Agreement” or “our Credit Agreement”) required us to maintain a minimum fixed-charge coverage ratio of 1.0 to 1.0 on a rolling 12-month basis if the available credit under the facility falls below $25 million.    In February 2010, we entered into an amendment to the Credit Agreement.  The amendment:

▪
temporarily reduces the minimum availability trigger at which we must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 from $25 million to (1) $22.5 million from the effective date of the amendment through March 10, 2010 (or such earlier date on which we elect to deliver the first weekly borrowing base certificate) and (2) $20 million thereafter through April 30, 2010, but in each case that trigger reverts to $25 million upon the earlier of (a) our delivery of notice to the lenders of our intent to make payment on our 8⅜% Senior Subordinated Notes due 2014 (the “8⅜% Notes”) or any other subordinated debt and (b) May 1, 2010;

▪	reduces the size of our revolving credit facility from $150 million to $90 million;

▪
implements permanent cash dominion by the lenders over the deposit accounts of us and the guarantors under the Credit Agreement, subject to exceptions for specific accounts and threshold dollar amounts;

▪	modifies the borrowing base formula to include a $20 million cap on the value of concrete trucks and mixing drums that will be included in the borrowing base;

▪
increases the pricing on drawn revolver loans from the current availability-based pricing grid of either the Eurodollar-based rate (“LIBOR”) plus 1.75% per annum to 2.25% per annum or the domestic rate (3.25% at December 31, 2009), plus 0.25%

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

▪	to 0.75% per annum to LIBOR plus 4.00% per annum, eliminates the availability-based pricing grid, and increases our commitment fees on the unused portion of the facility from 0.25% to 0.75%;

▪	requires us to report our borrowing base on a weekly, rather than monthly, basis;

▪	waives our solvency representation and warranty through April 30, 2010;

▪	permits us to prepay or redeem the 8⅜% Notes with the proceeds of permitted subordinated debt and/or an equity issuance, but not cash;

▪
modifies certain restrictions on the operation of our business by, among other things, (i) eliminating the general restricted payments, lien and investment baskets; (ii) adding new restrictions on our ability to sell or incur liens on certain assets, including owned real property of our company and our subsidiaries; (iii) adding restrictions on our ability to form, acquire or enter into any new joint venture or partnership or create any new foreign subsidiary; (iv) reducing the basket for permitted debt of our Michigan joint venture from $20 million to $17.5 million;  (v) limiting investments by our company and our subsidiaries in the Michigan joint venture to $2.25 million in any fiscal quarter and $5 million for the remaining term of the Credit Agreement; and (vi) limiting our ability to consummate permitted acquisitions and incur or assume debt at the time the acquisition is consummated; and

▪
adds a new event of default under the Credit Agreement if we or any of our subsidiaries contests the enforceability of the subordination provisions relating to the 8⅜% Notes and any other subordinated debt, or if such debt fails to remain subordinated to the Credit Agreement.

We also obtained (i) a permanent waiver by the lenders of any default or event of default arising under the Credit Agreement as a result of our delivery of our 2009 fiscal year financials with a report from our independent registered public accounting firm containing an explanatory paragraph with their conclusion regarding substantial doubt about our ability to continue as a going concern and (ii) a temporary waiver by the lenders through April 30, 2010, of any default or event of default arising under the Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8⅜% Notes.

While we believe the amendment of our Credit Agreement provides us with some additional access to liquidity, we continue to see our business affected by the decline in construction activity and inclement weather conditions across the regions we operate. The amount available for borrowing under our Credit Agreement is based in part on our accounts receivable balances. The inclement weather and decline in demand for our products has a direct effect on the amounts we bill our customers and accounts receivable balances. This inclement weather along with the seasonally low production and economic downturn has caused us to take actions to conserve cash. These actions include delaying payments to certain vendors and suppliers. If our liquidity falls below the availability thresholds noted above, we will not be in compliance with the minimum fixed charge coverage ratio of 1.0 to 1.0. If this occurs and we are unable to continue to obtain amendments from the lenders that waive compliance with these financial covenants, the lenders could declare us to be in default under the terms of the Credit Agreement, at which point the entire outstanding principal balance of the revolving credit facility, together with all accrued and unpaid interest and other amounts then owing to our lenders, would become immediately due and payable. Because substantially all of our assets are pledged as collateral under the Credit Agreement, if our lenders were to declare an event of default, they would be entitled to foreclose on and take possession of those assets.

In addition, acceleration of our obligations under the Credit Agreement would constitute a default under the 8⅜% Notes and would likely result in the acceleration of those obligations as well.  A default under our Credit Agreement also could result in a cross-default or the acceleration of our payment obligations under other financing agreements.  In any such event, we may not be able to repay the debt or refinance the debt on acceptable terms, and we may not have sufficient assets to make the payments when due.

In addition to our Credit Agreement, our 60%-owned Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”), has a separate credit agreement (the “Superior Credit Agreement”) under which there was $5.6 million in outstanding revolving credit borrowings as of December 31, 2009.  Borrowings under the Superior Credit Agreement are collateralized by substantially all the assets of Superior and are scheduled to mature on April 1, 2010.  Although we and our wholly owned subsidiaries are not obligors under the Superior Credit Agreement, an event of default beyond a 30-day grace period under our Credit Agreement would constitute an event of default under the Superior Credit Agreement. Superior is in the process of renegotiating the Superior Credit Agreement, which has a maturity date of April 1, 2010. If the negotiations are not successful, the amounts outstanding under the Superior Credit Agreement would be due and payable as well.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Also, we are obligated to make semi-annual interest payments on the 8⅜% Notes aggregating approximately $11.4 million on April 1, 2010.  Under the indenture relating to the 8⅜% Notes, an event of default would occur if we fail to make any payment of interest on the 8⅜% Notes when due and that failure continues for a period of 30 days.  If such an event of default occurs and is continuing, the trustee or the holders of 25% or more in aggregate principal amount of the 8⅜% Notes then outstanding may accelerate our obligation to repay the 8⅜% Notes, together with accrued and unpaid interest.  Under the terms of our Credit Agreement, an event of default under the 8⅜% Notes indenture would also constitute an event of default under the Credit Agreement, and would give rise to the right of our lenders under the Credit Agreement to immediately accelerate the maturity of the debt outstanding under the Credit Agreement.  Those circumstances would trigger provisions in the 8⅜% Notes indenture that would permit the lenders under the Credit Agreement to prohibit payments with respect to the 8⅜% Notes for up to 180 days, even though our payment obligations with respect to the 8⅜% Notes may have been accelerated.

Given the current negative conditions in the economy and the credit markets generally and in our industry in particular, there is substantial uncertainty that we will be able to restructure or refinance our indebtedness on or before April 30, 2010, the date at which an event of default occurs for failure to make the scheduled April 1, 2010 interest payment for the 8⅜% Notes. Additionally, there is no assurance that a successful refinancing of the indebtedness outstanding under the Superior Credit Agreement will be consummated by the maturity date of April 1, 2010.

In addition to the restrictions we face under our debt instruments, our stock price has declined significantly over the past year, which makes it more difficult to obtain equity financing on acceptable terms to address our liquidity issues.  The indenture governing the 8⅜% Notes and the Credit Agreement also contains restrictions on our ability to incur additional debt.  Our ability to obtain cash from external sources also could be adversely affected by volatility in the markets for corporate debt, fluctuations in the market price of our common stock or the 8⅜% Notes and any additional market instability, unavailability of credit or inability to access the capital markets which may result from the effect of the global financial crisis and U.S. economic downturn.

We have received a letter from The Nasdaq Stock Market indicating that the bid price of our common stock over 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under the Nasdaq Marketplace Rules. We have been provided an initial period of 180 calendar days, or until September 7, 2010, to regain compliance. Compliance can be attained if at any time before September 7, 2010, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.  In the event we cannot demonstrate compliance with the minimum bid price rule by September 7, 2010, our securities are subject to delisting.

In light of this situation, we are currently reviewing the strategic and financing alternatives available to us and have retained legal and financial advisors to assist us in this regard. We are engaged in continuing discussions with the lenders under our Credit Agreement and others regarding a permanent restructuring of our capital structure. Such a restructuring would likely affect the terms of the 8⅜% Notes, the Credit Agreement, other debt obligations and our common stock and may be effected through negotiated modifications to the agreements related to our debt obligations or through other forms of restructurings, which we may be required to effect under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. There can be no assurance that an agreement regarding any such restructuring will be obtained on acceptable terms with the necessary parties or at all.  Additionally, if we do not maintain adequate liquidity prior to any restructuring, we may seek protection pursuant to a voluntary bankruptcy filing under Chapter 11.

We are reporting net losses for the year ended December 31, 2009 for the fourth consecutive year and currently anticipate losses for 2010.  These cumulative losses, in addition to our current liquidity situation, raise substantial doubt as to our ability to continue as a going concern for a period longer than the current fiscal year. Our ability to continue as a going concern depends on the achievement of profitable operations, the success of our financial and strategic alternatives process, which may include the restructuring of the 8⅜% Notes and Credit Agreement or a recapitalization. Until the possible completion of the financial and strategic alternatives process, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

        Our consolidated financial statements have been prepared assuming we will continue as a going concern, which implies that we will continue to meet our obligations and continue our operations for at least the next 12 months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements consist of the accounts of U.S. Concrete, Inc., its wholly owned subsidiaries and its 60%-owned Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”). All significant intercompany account balances and transactions have been eliminated.  We have made certain reclassifications to prior period amounts to conform to the current period presentation in accordance with authoritative accounting guidance related to non-controlling interests in consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Property, Plant and Equipment, Net

We state property, plant and equipment at cost and use the straight-line method to compute depreciation of these assets other than mineral deposits over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from six to 12 years; and other, from three to 10 years.  For some of our assets, we use an estimate of the asset’s salvage value at the end of its useful life to reduce the cost of the asset which is subject to depreciation.  Salvage values generally approximate 10% of the asset’s original cost.  We capitalize leasehold improvements on properties held under operating leases and amortize those costs over the lesser of their estimated useful lives or the applicable lease term.  We compute depletion of mineral deposits as such deposits are extracted utilizing the units-of-production method. We expense maintenance and repair costs when incurred and capitalize and depreciate expenditures for major renewals and betterments that extend the useful lives of our existing assets.  When we retire or dispose of property, plant or equipment, we remove the related cost and accumulated depreciation from our accounts and reflect any resulting gain or loss in our statements of operations.

We evaluate the recoverability of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the applicable construction sector and other factors. If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amounts, or fair values, less cost to sell. See Note 4 for further discussion of asset impairments during 2009.

Goodwill and Other Intangible Assets

Intangible assets acquired in business combinations consist primarily of goodwill and covenants not-to-compete.  Goodwill represents the amount by which the total purchase price we have paid for acquisitions exceeds our estimated fair value of the net tangible assets acquired.  We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets.  We test goodwill for impairment loss under a two-step approach, as defined by authoritative accounting guidance.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss.  This is determined by comparison of the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting units’ goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss as expense.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible assets with definite lives consist principally of covenants not-to-compete established with former owners and other key management personnel in business combinations and are amortized over the period that we believe best reflects the period in which the economic benefits will be consumed.  We evaluate intangible assets with definite lives for recoverability when events or circumstances indicate that these assets might be impaired.  We test those assets for impairment by comparing their respective carrying values to estimates of the sum of the undiscounted future net cash flows expected to result from the assets.  If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows we expect from that asset, we recognize an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset. See Note 3 for further discussion of goodwill and other intangible assets and goodwill impairments in 2009.

Debt Issue Costs

We amortize debt issue costs related to our revolving credit facilities and the 8⅜% Notes as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $4.9 million as of December 31, 2009 and $6.8 million as of December 31, 2008.  We include those unamortized costs in other assets.

Allowance for Doubtful Accounts

We provide an allowance for accounts receivable we believe may not be collected in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance.  Accounts receivable are written off when we determine the receivable will not be collected.  Accounts receivable that we write off our books decrease the allowance.  We determine the amount of bad debt expense we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of historical loss experience, a customer-by-customer analysis of our accounts receivable balances each period and subjective assessments of our bad debt exposure.  The allowance for doubtful accounts balance was $5.3 million as of December 31, 2009 and $3.1 million as of December 31, 2008.

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

Insurance Programs

We maintain third-party insurance coverage against certain risks. Under our insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  In connection with these automobile, general liability and workers’ compensation insurance programs, we have entered into standby letters of credit agreements totaling $11.5 million at December 31, 2009.  We fund our deductibles and record an expense for losses we expect under the programs.  We determine expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure.  The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  The amounts accrued for self-insured claims were $12.8 million as of December 31, 2009 and $12.6 million as of December 31, 2008.  We include those accruals in accrued liabilities.

Asset Retirement Obligations

Existing authoritative accounting guidance requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is amortized over the life of the asset. The liability is accreted at the end of each reporting period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. Asset retirement obligations accrued at December 31, 2009 and 2008 were not material.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We have a valuation allowance of $18.1 million and $0.2 million as of December 31, 2009 and 2008, respectively.

Effective January 1, 2007, we adopted authoritative accounting guidance that requires the financial statement effects of a tax position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination.  The cumulative effect of applying this guidance was $0.3 million and was recorded as an adjustment to the January 1, 2007 balance of retained earnings.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt.  Our management considers the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our revolving credit facility approximates fair value due to the floating interest rate.  The fair value of the 8 ⅜% Notes at year end was estimated at $163.9 million at December 31, 2009 and $146.1 million at December 31, 2008.

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

Stripping Costs

We include post-production stripping costs in the cost of inventory produced during the period these costs are incurred. Post-production stripping costs represent stripping costs incurred after the first saleable minerals are extracted from the mine.

Loss Per Share

We computed basic loss per share attributable to stockholders using the weighted average number of common shares outstanding during the year, excluding the nonvested portion of restricted stock.  Diluted earnings per share attributable to stockholders is calculated using the weighted average number of common shares outstanding during the year, but also include the effect of stock-based incentives and option plans when dilutive (including stock options and awards of restricted stock).

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the numerator and denominator of the basic and diluted loss per share attributable to stockholders during the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts).

	2009	2008	2007
Numerator:
Loss from continuing operations	$(88,238)	$(132,297)	$(63,760)
Loss from discontinued operations, net of income tax benefit	—	(149)	(5,241)
Net loss	$(88,238)	$(132,446)	$(69,001)
Denominator:
Weighted average common shares outstanding-basic	36,169	38,099	38,227
Effect of dilutive stock options and restricted stock	—	—	—
Weighted average common shares outstanding-diluted	36,169	38,099	38,227
Loss per share:
Basic and diluted loss per share:
From continuing operations	$(2.44)	$(3.48)	$(1.67)
From discontinued operations	—	—	(0.14)
Net loss	$(2.44)	$(3.48)	$(1.81)

For the years ended December 31, stock options and awards covering 2.9 million shares in 2009 and 2.8 million shares in each of 2008 and 2007 were excluded from the computation of diluted loss per share attributable to stockholders because their effect would have been antidilutive.

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2009, no differences existed between our consolidated net income and our consolidated comprehensive income.

Stock-based Compensation

Stock based employee compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize expense over the employee’s requisite service period, generally the vesting period of the award. The related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, is reflected in the statement of cash flows as a financing activity rather than an operating activity.

For additional discussion related to stock-based compensation, see Note 7.

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance, which provides additional guidance on measuring the fair value of liabilities. This guidance reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date. This guidance became effective October 1, 2009. This guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standard Codification™ (the “Codification”).  The Codification becomes the single source of authoritative nongovernmental U.S. GAAP, superseding existing authoritative literature. The codification establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement was effective beginning with our financial statements issued during the quarter ended September 30, 2009. As a result, references to authoritative accounting literature in our financial statement disclosures are referenced in accordance with the Codification.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities (VIEs) that  changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2009, the FASB issued guidance under the Subsequent Events topic of the Codification which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance was effective for all interim and annual periods ending after June 15, 2009. In February 2010, the FASB issued updated guidance which stated that SEC filers must still evaluate subsequent events through the issuance date of their financial statements, however, they are not required to disclose that date in their financial statements. We adopted this guidance during the quarter ended June 30, 2009 and it did not have an impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. The guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance in the quarter ended June 30, 2009. There was no impact on our consolidated financial statements, as the guidance relates only to additional disclosures.

In December 2007, the FASB issued authoritative guidance related to business combinations that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the entity acquired and the goodwill acquired.  This guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination and was effective for fiscal years beginning after December 15, 2008.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued authoritative guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with existing authoritative guidance related to accounting for contingencies and reasonable estimation of the amount of a loss. The guidance also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by the authoritative guidance on accounting for contingencies. This was adopted effective January 1, 2009. There was no impact on our consolidated financial statements upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this guidance.

In June 2008, the FASB issued authoritative guidance on the treatment of participating securities in the calculation of earnings per share (“EPS”).  This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method.  This guidance was effective for fiscal years beginning after December 15, 2008, and any EPS data presented after adoption is to be adjusted retrospectively.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued authoritative guidance on derivative instruments and hedging activities. This guidance was intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This guidance was effective in the first quarter of 2009, and the adoption did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued authoritative guidance on fair value measurements and disclosures.  This guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurement.  The initial application of this guidance was limited to financial assets and liabilities and became effective on January 1, 2008.  The impact of the initial application on our consolidated financial statements was not material. In February 2008, the FASB revised the authoritative guidance on fair value measurements and disclosures to delay the effective date of the guidance for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We elected to defer the adoption of this guidance for nonfinancial assets and nonfinancial liabilities until January 1, 2009. Adoption of this guidance on January 1, 2009 did not have a material impact on our consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2007, the FASB issued authoritative guidance on non-controlling interests. This guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  It also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  The guidance was effective for fiscal years beginning after December 15, 2008.  We adopted this guidance in the first quarter of 2009 and have included the non-controlling interest in Superior as a component of equity on the consolidated balance sheets and have included net loss attributable to non-controlling interest in our consolidated net loss for all periods presented.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

There was no impairment recorded as a result of the fourth quarter 2009 test. During the third quarter of 2009, we sold our ready-mixed concrete plants in Sacramento, California (see Note 6). These plants and operations were included in our northern California ready-mixed concrete reporting unit and $3.0 million of goodwill was allocated to these assets and included in the calculation of loss on sale.  Concurrent with this sale, we performed an impairment test on the remaining goodwill for this reporting unit and on all other reporting units with remaining goodwill as a result of current economic conditions. The U.S. economic downturn and resulting impact on the U.S. construction markets have continued to impact our revenue and expected future growth. The cost of capital has increased while the availability of funds from capital markets has not improved significantly. Lack of available capital has impacted our customers by creating project delays or cancellations, thereby impacting our revenue growth and assumptions. The downturn in residential construction has not improved and we are now seeing the economic downturn affect the commercial sector of our revenue base. In addition, the California budget crisis has affected public works spending in this market. All these factors led to a more negative outlook for expected future cash flows and, during the third quarter of 2009, resulted in an impairment charge of $45.8 million, of which $42.2 million is related to our northern California reporting unit and the remaining amount related to our Atlantic Region reporting unit.

In 2008 we recorded an impairment charge of $135.3 million. The macro economic factors including the unprecedented and continuing credit crisis, the U.S. recession, the escalating unemployment rate and specifically the severe downturn in the U.S. construction markets, had a significant impact on the valuation metrics used in determining the long-term value of our reporting units.  The slowdown in construction activity resulted in lower sales volumes and more competition for construction projects, thereby reducing expected future cash flows.  These specific negative factors, combined with (i) lower enterprise values resulting from lower multiples of sales and EBITDA comparables, and (ii) the lack of recent third party transactions due to depressed macro economic conditions, resulted in the goodwill impairment expense for 2008.

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

As of December 31, 2009 and 2008, U.S. Concrete had no intangible assets with indefinite lives other than goodwill.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The change in goodwill from January 1, 2008 to December 31, 2009 is as follows (in thousands):

	Ready-Mixed Concrete and Concrete-Related Products	Precast Concrete Products	Total
Balance at January 1, 2008:
Goodwill	$321,967	$45,957	$367,924
Accumulated impairment	(173,851)	(9,074)	(182,925)
	148,116	36,883	184,999
Acquisitions (see Note 6)	8,954	—	8,954
Impairments	(109,331)	(25,994)	(135,325)
Adjustments	1,431	(862)	569
Balance at December 31, 2008	$49,170	$10,027	$59,197

Balance at December 31, 2008:
Goodwill	$332,352	$45,095	$377,447
Accumulated impairment	(283,182)	(35,068)	(318,250)
	49,170	10,027	59,197
Acquisitions (see Note 6)	3,596	—	3,596
Impairments	(45,776)	—	(45,776)
Allocated to assets sold	(2,954)	—	(2,954)
Balance at December 31, 2009	$4,036	$10,027	$14,063

Balance at December 31, 2009:
Goodwill	332,994	45,095	378,089
Accumulated impairment	(328,958)	(35,068)	(364,026)
	$4,036	$10,027	$14,063

Our intangible assets with definite lives consist of covenants not-to-compete established in business combinations and are recorded in other noncurrent assets.  We amortize covenants not-to-compete ratably over the life of the agreement, which is generally five years.  Accumulated amortization associated with covenants not-to-compete was $1.1 million for 2009, $0.8 million for 2008 and $0.6 million for 2007.  Amortization expense associated with our covenants not-to-compete at December 31, 2009, is expected to be $0.2 million in 2010, less than $0.1 million in 2011 and zero thereafter.

The changes in the carrying amount of our covenants not-to-compete for 2009 and 2008 were as follows (in thousands):

Balance at January 1, 2008	$552
Addition of covenant not-to-compete related to API acquisition	220
Amortization of covenants not-to-compete	(280)
Balance at December 31, 2008	492
Amortization of covenants not-to-compete	(268)
Balance at December 31, 2009	$224

4.	ASSET IMPAIRMENTS

We evaluated the recoverability of all our long-lived assets during the third quarter of 2009 given current economic conditions. We measured recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  The Michigan market continues to be significantly impacted by the global economic downturn and by events specific to its region, including the difficult operating conditions of the U.S. automotive industry, high unemployment rates and lack of public works spending.  The decline in construction activity in each of our end-use markets has negatively affected our outlook of future sales growth and cash flow.  We identified an impairment related to the property, plant and equipment in our Michigan market and recorded a charge of $8.8 million, which represents the amount that the carrying value of these assets exceeded estimated fair value.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	DISCONTINUED OPERATIONS

In the fourth quarter of 2007, we entered into definitive agreements to dispose of three of our ready-mixed concrete business units.  On November 19, 2007, we sold our Knoxville, Tennessee and Wyoming, Delaware business units.  The sale of our third unit, headquartered in Memphis, Tennessee, occurred on January 31, 2008.  All three units were part of our ready-mixed concrete and concrete-related products segment.  We presented the results of operations, net of tax, as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The results of discontinued operations included in the accompanying consolidated statements of operations were as follows for the years ended December 31 (in thousands):

	2008	2007
Revenue	$671	$43,606
Operating expenses	1,395	47,241
(Gain) loss on disposal of assets	(494)	5,517
Loss from discontinued operations, before income tax benefit	(230)	(9,152)
Income tax benefits from discontinued operations	(81)	(3,911)
Loss from discontinued operations, net of tax	$(149)	$(5,241)

6.	ACQUISITIONS AND DISPOSITIONS

In September 2009, we sold our ready-mixed concrete plants in Sacramento, California for approximately $6.0 million, plus a payment for inventory on hand at closing. This sale resulted in a pre-tax loss of approximately $3.0 million after the allocation of approximately $3.0 million of goodwill related to these assets.

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

In October 2007, we acquired the operating assets, including working capital and real property, of Architectural Precast, LLC (“API”), a leading designer and manufacturer of premium quality architectural and structural precast concrete products serving the mid-Atlantic region, for approximately $14.5 million plus a $750,000 contingency payment. The contingency payment was based on earnings of API for the twelve-month period ended September 30, 2008 and was made in the first quarter of 2009.

In April 2007, several of our subsidiaries entered into agreements with the Edw. C. Levy Co. relating to the formation of Superior Material Holdings, LLC, a ready-mixed concrete company that operates in Michigan.  We contributed our Michigan ready-mixed concrete and concrete-related products assets, excluding our quarry assets and working capital, in exchange for an aggregate 60% ownership interest, and Levy contributed all of its ready-mixed concrete and concrete-related products assets, a cement terminal and cash of $1.0 million for a 40% ownership interest in the new company.  Under the contribution agreement, Superior also purchased  the then carrying amount of Levy’s inventory and prepaid assets, totaling approximately $3.0 million, which is classified as cash used in investing activities.  Superior, which operates primarily under the trade name Superior Materials, owns 27 ready-mixed concrete plants, a cement terminal and a fleet of ready-mixed concrete trucks.  Based on current economic conditions in Michigan, many of these ready-mixed concrete plants have been temporarily idled.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents our allocation, based on the fair values at the acquisition date (in thousands) of the consideration exchanged in the transaction:
Estimated Purchase Price
Net assets of our Michigan operations reduced to 40%	$8,272
Acquisition costs	649
Total estimated purchase price	$8,921

Purchase Price Allocation
Cash	$1,000
Property, plant and equipment	17,158
Goodwill	1,303
Total assets acquired	19,461
Capital lease liability.	108
Deferred tax liability	3,211
Total liabilities assumed	3,319
Non-controlling interest	7,221
Net assets acquired	$8,921

For financial reporting purposes, we are including Superior Materials Holdings, LLC in our consolidated accounts.

The following unaudited pro forma financial information reflects our historical results, as adjusted on a pro forma basis to give effect to the disposition of 40% of our Michigan operations (excluding quarry assets and working capital) through our contribution of those operations to the newly formed Michigan subsidiary, Superior, in return for a 60% interest in that company, which includes the Michigan ready-mixed concrete operations contributed by the Edw. C. Levy Co., as if it occurred on January 1, 2007 (in thousands, except per share amounts):
2007
Revenues	$807,035
Net loss attributable to stockholders	(66,628)
Basic loss per share attributable to stockholders	$(1.74)
Diluted loss per share attributable to stockholders	$(1.74)

The pro forma financial information does not purport to represent what the combined financial results of operations of our company and Superior actually would have been if these transactions and events had in fact occurred when assumed and are not necessarily representative of our results of operations for any future period.

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

7.	STOCK-BASED COMPENSATION

Under authoritative accounting guidance, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award.  We have elected to use the long-form method of determining our pool of windfall tax benefits as prescribed under authoritative accounting guidance.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended December 31, we recognized stock-based compensation expense related to restricted stock and stock options of approximately $2.4 million ($2.4 million, net of tax) in 2009, $3.5 million ($2.6 million, net of tax) in 2008, and $3.0 million ($1.9 million, net of tax) in 2007.  Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

As of December 31, 2009 and 2008, there was approximately $2.9 million and $4.2 million, respectively, of unrecognized compensation cost related to unvested restricted stock awards and stock options which we expect to recognize over a weighted average period of 2.0 years and 2.3 years, respectively.

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

Restricted stock activity for 2009 was as follows (shares in thousands):
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted shares outstanding at December 31, 2008	822	$7.70
Granted	497	1.46
Vested	(271)	6.78
Canceled	(45)	5.15
Unvested restricted shares outstanding at December 31, 2009	1,003	$3.75

Compensation expense associated with awards of restricted stock under our incentive compensation plans was $2.1 million in 2009, $3.4 million in 2008 and $2.7 million in 2007.

Stock Options

Our 1999 Incentive Plan, 2001 Employee Incentive Plan and 2008 Incentive Plan enable us to grant nonqualified and incentive options, restricted stock, stock appreciation rights and other long-term incentive awards to our employees and nonemployee directors (except that none of our officers or directors are eligible to participate in our 2001 Plan), and in the case of the 1999 Incentive Plan and 2001 Employee Incentive Plans, also to nonemployee consultants and other independent contractors who provide services to us. Option grants under these plans generally vest either over a four-year period or, in the case of option grants to non-employee directors, six months from the grant date and expire if not exercised prior to the tenth anniversary of the applicable grant date, or in the case of non-employee directors, the fifth anniversary of the applicable grant date.  Proceeds from the exercise of stock options are credited to common stock at par value, and the excess is credited to additional paid-in capital. Our 1999 Incentive Plan terminated on December 31, 2008.  As of December 31, 2009, there were 227,727 shares of our common stock remaining available for awards under the 2001 Plan. No awards were made under the 2001 Plan in 2009. The aggregate number of shares available for awards under the 2008 Incentive Plan was approximately 2.1 million as of December 31, 2009.

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
	2009	2008
Dividend yield	0.0%	0.0%
Volatility rate	52.5% - 61.0%	39.8% - 48.9%
Risk-free interest rate	1.7% - 2.7%	1.6% - 3.3%
Expected option life (years)	5.0	5.0

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We granted 464,000 and 145,000 stock options in 2009 and 2008, respectively.  Compensation expense related to stock options was approximately $0.2 million in 2009 (before and after tax) and approximately $0.1 million (before and after tax) in 2008.  Stock option activity information for 2009 was as follows (shares in thousands):
	Number of Shares Underlying Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2008	2,008	$7.05
Granted	464	1.56
Exercised	-	-
Canceled	(560)	7.65
Options outstanding at December 31, 2009	1,912	$5.54
Options exercisable at December 31, 2009	1,435	$6.77

The aggregate intrinsic value of outstanding options and exercisable options at December 31, 2009 was zero.  The weighted average remaining contractual term for outstanding options and exercisable options at December 31, 2009 was 3.5 years.  The total fair value of shares vested was $0.1 million in both 2009 and 2008.

Stock option information related to the nonvested options for the year ended December 31, 2009 was as follows (shares in thousands):
	Number of Shares Underlying Options	Weighted- Average Grant Date Fair Value
Nonvested options outstanding at December 31, 2008	95	$1.56
Granted	464	0 .73
Vested	(74)	1.31
Canceled	(8)	0.68
Nonvested options outstanding at December 31, 2009	477	$0.81

Share Price Performance Units

In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units to certain salaried employees, other than executive officers and senior management.  Those awards vested in four equal annual installments, beginning in May 2006 and ending in May 2009.  Each share price performance unit is equal in value to one share of our common stock.  Upon vesting, a holder of share price performance units will receive a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date.  The value of these awards was accrued and charged to expense over the performance period of the units.  We recognized compensation expense of $0.1 million in 2008.  We recognized a reversal of compensation expense of $0.1 million in both 2009 and 2007.  This is included in selling, general and administrative expenses on the Consolidated Statements of Operations.  No share price performance units were granted in 2009, 2008 or 2007.

8.	INVENTORIES

Inventory available for sale at December 31 consists of the following (in thousands):
	December 31,
	2009	2008
Raw materials	$18,128	$18,100
Precast products	7,342	8,353
Building materials for resale	2,555	2,922
Repair parts	2,935	3,393
	$30,960	$32,768

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows (in thousands):

	December 31,
	2009	2008
Land and mineral deposits	$77,843	$84,432
Buildings and improvements	34,101	34,461
Machinery and equipment	153,214	133,923
Mixers, trucks and other vehicles	95,641	102,403
Other, including construction in progress	6,455	23,546
	367,254	378,765
Less: accumulated depreciation and depletion	(127,337)	(105,996)
	$239,917	$272,769

As of December 31, the carrying amounts of mineral deposits were $25.0 million in 2009 and $27.1 million in 2008.

10.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	December 31
	2009	2008	2007
Balance, beginning of period	$3,088	$3,102	$2,551
Provision for doubtful accounts	3,282	1,923	2,057
Uncollectible receivables written off, net of recoveries	(1,106)	(1,937)	(1,506)
Balance, end of period	$5,264	$3,088	$3,102

Accrued liabilities consist of the following (in thousands):
	December 31
	2009	2008
Accrued compensation and benefits	$3,479	$8,693
Accrued interest	5,826	6,049
Accrued insurance	13,699	13,611
Other	25,553	26,128
	$48,557	$54,481
11.	DEBT

A summary of our debt and capital leases is as follows (in thousands):

	December 31,
	2009	2008
Senior secured credit facility due 2011	$16,700	$11,000
8⅜% senior subordinated notes due 2014	271,756	283,998
Capital leases	163	430
Superior secured credit facility due 2010	5,604	5,149
Notes payable	2,319	5,411
	296,542	305,988
Less: current maturities	7,873	3,371
	288,669	$302,617

The estimated fair value of our debt at December 31, 2009 and 2008 was $188.7 million and $168.1 million, respectively.

The principal amounts due under our debt and capital leases as of December 31, 2009, for the next five years is as follows (in thousands):

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Year ending December 31:
2010	$7,873
2011	16,913
2012	–
2013	–
Later years	271,756
$296,542
Senior Secured Credit Facility

In February 2010, we entered into an amendment to our Credit Agreement to reduce temporarily the minimum availability trigger at which we must maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 from $25 million to $20 million from March 11, 2009 through April 30, 2009, as described in more detail under Note 1 to our consolidated financial statements.  While we believe the amendment of our Credit Agreement provides us with some additional access to liquidity, ongoing inclement weather and the decline in demand for our products has a direct effect on the amounts we bill our customers and our accounts receivable balances, which in turn affects the amount available for borrowing under our Credit Agreement. If our liquidity falls below the availability thresholds noted above, we will not be in compliance with the minimum fixed charge coverage ratio of 1.0 to 1.0. If this occurs and we are unable to continue to obtain amendments from the lenders that waive compliance with these financial covenants or refinance the debt on acceptable terms, the lenders could declare us to be in default under the terms of the Credit Agreement, at which point the entire outstanding principal balance of the revolving credit facility, together with all accrued and unpaid interest and other amounts then owing to our lenders, would become immediately due and payable. Because substantially all of our assets are pledged as collateral under the Credit Agreement, if our lenders were to declare an event of default, they would be entitled to foreclose on and take possession of those assets. If our assets are not sufficient to satisfy the outstanding balances when due, we may seek protection pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.

At December 31, 2009, we had borrowings of $16.7 million under this facility and outstanding letters of credit of approximately $11.6 million. The outstanding letters of credit increased to $17.7 million in February 2010. The Credit Agreement provides that the administrative agent may, on the bases specified, reduce the amount of the available credit from time to time.  Additionally, any “material adverse change” of the Company could restrict our ability to borrow under the senior secured credit facility.  A material adverse change is defined as a material adverse change in any of (a) the condition (financial or otherwise), business, performance, prospects, operations or properties of us and our subsidiaries, taken as a whole, (b) our ability and the ability of the guarantors, taken as a whole, to perform the obligations under the Credit Agreement and the other loan documents or (c) the rights and remedies of the administrative agent, the lenders or the issuers to enforce the Credit Agreement and the other loan documents.

Our subsidiaries, excluding Superior and minor subsidiaries, without operations or material assets, have guaranteed the repayment of all amounts owing under the Credit Agreement.  In addition, we collateralized our obligations under the Credit Agreement with the capital stock of our subsidiaries, excluding Superior and minor subsidiaries without operations or material assets, and substantially all the assets of those subsidiaries, excluding Superior, most of the assets of the aggregates quarry in northern New Jersey and other real estate owned by us or our subsidiaries.  The Credit Agreement contains covenants restricting, among other things, prepayment or redemption of the 8⅜% Notes, distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also limits capital expenditures (excluding permitted acquisitions) to the greater of $45 million, or 5%, of consolidated revenues in the prior 12 months. The Credit Agreement provides that specified change of control events would constitute events of default.  As of December 31, 2009, the maintenance of a minimum fixed charge coverage ratio was not applicable, as the available credit under the facility did not fall below $25.0 million.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% Notes.  In July 2006, we issued $85 million of additional 8⅜% Notes.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.

During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of the 8⅜% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open market transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased.  During the quarter ended June 30, 2009, we purchased an additional $5.0 million principal amount of the 8⅜% Notes for approximately $2.0 million. This resulted in a gain of approximately $2.9 million in April 2009, after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased. We used cash on hand and borrowings under our Credit Agreement to fund these transactions. These purchases reduced the amount outstanding under the 8⅜% Notes by $12.4 million, reduced our interest expense by approximately $0.7 million in 2009 and will reduce our interest expense by approximately $0.9 million on an annual basis thereafter.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of our subsidiaries, excluding Superior and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% Notes.

The indenture governing the 8⅜% Notes limits our ability and the ability of our subsidiaries to pay dividends or repurchase common stock, make certain investments, incur additional debt, sell preferred stock, create liens, merge or transfer assets.  We may redeem all or a part of the 8⅜% Notes at a redemption price of 102.792% in 2010, 101.396% in 2011 and 100% in 2012 and thereafter.  The indenture requires us to offer to repurchase (1) an aggregate principal amount of the 8⅜% Notes equal to the proceeds of certain asset sales that are not reinvested in the business or used to pay senior debt, and (2) all the 8⅜% Notes following the occurrence of a change of control.  The Credit Agreement would prohibit these repurchases.

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

We made interest payments of approximately $25.1 million in 2009 and $25.5 million in 2008, primarily associated with the 8⅜% Notes.

On April 1, 2010, we are obligated to make semi-annual interest payments on the 8⅜% Notes aggregating approximately $11.4 million.  Under the indenture relating to the 8⅜% Notes, an event of default will occur if we fail to make any payment of interest on the 8⅜% Notes when due and that failure continues for a period of 30 days.  If such an event of default occurs and is continuing, the trustee or the holders of 25% or more in aggregate principal amount of the 8⅜% Notes then outstanding may accelerate our obligation to repay the 8⅜% Notes, together with accrued and unpaid interest.  Under the terms of our Credit Agreement, an event of default under the indenture would also constitute an event of default under the Credit Agreement, and would give rise to the right of our lenders under the Credit Agreement to immediately accelerate the maturity of the debt outstanding under the related credit facility.  Those circumstances would trigger provisions in the indenture relating to the 8⅜% Notes that would permit the lenders under the Credit Agreement to prohibit payments with respect to the 8⅜% Notes for up to 180 days, even though our payment obligations with respect to the 8⅜% Notes may have been accelerated.

Given the current negative conditions in the economy and the credit markets generally and in our industry in particular, there is substantial uncertainty that we will be able to extend or refinance our indebtedness on or before April 1, 2010, the next interest payment date for the 8⅜% Notes.

Superior Credit Facility and Subordinated Debt

Superior has a separate credit agreement that provides for a revolving credit facility.  The credit agreement, as amended, allows for borrowings of up to $17.5 million.  Borrowings under this credit facility are collateralized by substantially all the assets of Superior and are scheduled to mature on April 1, 2010. Based on this maturity date, the amounts outstanding under the credit agreement are classified as current at December 31, 2009.  Given the current negative conditions in the economy and the credit markets generally and in our industry in particular, there is substantial uncertainty that Superior will be able to extend or refinance the indebtedness outstanding under the Superior Credit Agreement on or before the April 1, 2010 maturity date.  In addition, an event of default under our Credit Agreement beyond a 30-day grace period also will constitute an event of default under the Superior Credit Agreement and cause an acceleration of Superior’s obligation to repay the outstanding balance.

Availability of borrowings under the Superior Credit Agreement is subject to a borrowing base that is determined based on the values of net receivables, certain inventories, certain rolling stock and letters of credit.  The credit agreement provides that the lender may, on the bases specified, reduce the amount of the available credit from time to time.  As of December 31, 2009, there was $5.6 million in outstanding borrowings under the revolving credit facility, and the remaining amount of the available credit was approximately $3.0 million. Letters of credit outstanding at December 31, 2009 were $2.8 million, which reduced the amount available under the credit facility.

Currently, borrowings have an annual interest rate at Superior’s option of either, LIBOR, plus 4.25%, or prime rate (3.25% at December 31, 2009) plus 2.00%.  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the facility.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The credit agreement contains covenants restricting, among other things, Superior’s distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior’s capital expenditures and requires the subsidiary to maintain compliance with specified financial covenants, including an affirmative covenant which requires earnings before income taxes, interest and depreciation (“EBITDA”) to meet certain minimum thresholds quarterly.  During the trailing twelve months ended December 31, 2009, Superior did not meet this minimum threshold. As a result, Superior has obtained a waiver from the lender for this noncompliance with the covenant.

U.S. Concrete and its 100%-owned subsidiaries are not obligors under the terms of the Superior credit agreement. However, as mentioned above, the Superior Credit Agreement provides that an event of default beyond a 30-day grace period under either U.S. Concrete’s or Edw. C. Levy Co.’s credit agreement would constitute an event of default.  Furthermore, U.S. Concrete has agreed to provide or obtain additional equity or subordinated debt capital not to exceed $6.75 million through the term of the revolving credit facility to fund any future cash flow deficits, as defined in the credit agreement, of Superior.  In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million under this agreement in lieu of payment of related party payables. Additionally, the minority partner, Edw. C. Levy Co., provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009.  The subordinated debt with U.S. Concrete was eliminated in consolidation.  There was no interest due on each note, and each note was scheduled to mature on May 1, 2011. During the third quarter of 2009, U.S. Concrete and the minority partner, Edw. C. Levy Co., converted the subordinated debt capital into capital contributions to Superior.

Pursuant to Superior’s credit agreement, U.S. Concrete made an additional capital contribution of $2.6 million in lieu of payment of related party payables and Edw. C. Levy Co. made an additional capital contribution of $1.8 million in the first quarter of 2010.  Superior is in the process of renegotiating its credit facility.  If the renegotiation process is unsuccessful, the amounts outstanding under the credit agreement will be due and payable on April 1, 2010. Additionally, U.S. Concrete and Edw. C. Levy Co. may have to make additional cash equity contributions to Superior to finance its working capital requirements and fund its cash operating losses.

12.	STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):
	December 31,
	2009	2008
Shares authorized	60,000	60,000
Shares outstanding at end of period	37,558	36,793
Shares held in treasury	552	459

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, of which none were issued or outstanding as of December 31, 2009 and 2008.

Restricted Stock

Shares of restricted common stock issued under our 1999 Incentive Plan, 2001 Employee Incentive Plan and 2008 Incentive Plan are subject to restrictions on transfer and certain other conditions (See Note 7 regarding stock-based compensation).  On issuance of the stock, an unamortized compensation expense equivalent to the market value of the shares on the date of grant is charged to stockholders’ equity and is amortized over the restriction period.  During the restriction period, the holders of restricted shares are entitled to vote and receive dividends, if any, on those shares.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having us make the required tax payments and withhold a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation. As a result of such employee elections, during the years ended December 31, we withheld approximately 93,000 shares at a total value of $0.2 million in 2009, approximately 144,000 shares at a total value of $0.5 million in 2008 and approximately 84,000 shares at a total value of $0.8 million in 2007. We accounted for the withholding of these shares as treasury stock.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan

In January 2000, our board of directors adopted and our stockholders approved the 2000 Employee Stock Purchase Plan (the “ESPP”).  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  All personnel employed by us for at least 20 hours per week and five months per calendar year are eligible to participate in the ESPP.  For any offering period ending on or prior to December 31, 2006, eligible employees electing to participate were granted the right to purchase shares of our common stock at a price generally equal to 85% of the lower of the fair market value of a share of our common stock on the first or last day of the offering period.  For any offering period beginning on or after January 1, 2007, eligible employees electing to participate will be granted the right to purchase shares of our common stock at a price equal to 85% of the fair market value of a share of our common stock on the last day of the offering period.  We issued approximately 408,000 shares in 2009, 213,000 shares in 2008 and 221,000 shares in 2007.  We recognized stock-based compensation expense of $0.1 million in both 2009 and 2008 and $0.2 million in 2007 pursuant to the plan.

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

13.	INCOME TAXES

Our consolidated federal and state tax returns include the results of operations of acquired businesses from their dates of acquisition.

A reconciliation of our effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% during the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	2009	2008	2007
Tax benefit at statutory rate	$(33,268)	$(54,433)	$(22,300)
Add (deduct):
State income taxes	(597)	(1,467)	867
Manufacturing deduction	—	563	(270)
Settlement income	—	(83)	(291)
Tax audit settlement	—	—	(1,611)
Goodwill impairment	14,649	33,913	23,751
Valuation Allowance	17,918	227	0
Other	1,109	1,679	(98)
Income tax provision (benefit)	$(188)	$(19,601)	$48
Effective income tax rate	0.2%	12.6%	(0.1)%

The amounts of our consolidated federal and state income tax provision (benefit) from continuing operations during the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):
	2009	2008	2007
Current:
Federal	$(1,324)	$(5,254)	$4,446
State	285	439	1,042
	(1,039)	(4,815)	5,488
Deferred:
Federal	$(1,671)	$(13,277)	$(4,799)
State	2,522	(1,509)	(641)
	851	(14,786)	(5,440)
Income tax provision (benefit) from continuing operations	$(188)	$(19,601)	$48

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31,
	2009	2008
Deferred income tax liabilities:
Property, plant and equipment, net	$45,860	$46,940
Other	318	318
Total deferred tax liabilities	$46,178	$47,258
Deferred income tax assets:
Goodwill and other intangibles	$26,445	$24,880
Receivables	1,785	1,120
Inventory	1,724	1,599
Accrued insurance	4,269	4,269
Other accrued expenses	6,261	6,872
Net operating loss carryforwards	20,937	6,710
Other	1,091	1,075
Total deferred tax assets	$62,512	$46,525
Less: Valuation allowance	(18,145)	(227)
Net deferred tax assets	44,367	46,298
Net deferred tax liabilities	1,811	960
Current deferred tax assets	7,847	11,576
Long-term deferred tax liabilities	$9,658	$12,536
In assessing the value of deferred tax assets at December 31, 2009 and 2008, we considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, we established valuation allowances as of December 31, 2009 and 2008 in the amount of $18.1 million and $0.2 million, respectively, for deferred tax assets relating to certain federal and state net operating loss and tax credit carryforwards because of uncertainty regarding their ultimate realization.

As of December 31, 2009, we had deferred tax assets related to federal NOL and tax credit carryforwards of $56.1 million.  We have federal NOLs of approximately $55.3 million that are available to offset federal taxable income and will expire in the years 2026 through 2029.  In addition, we have federal alternative minimum tax credit carryforwards of approximately $0.8 million that are available to reduce future regular federal income taxes over an indefinite period.

As disclosed in Note 2, we adopted the provisions of authoritative accounting guidance related to uncertain tax positions as of January 1, 2007. At December 31, 2009, we had unrecognized tax benefits of $5.3 million of which $2.3 million, if recognized, would impact the effective tax rate. It is reasonably possible that a reduction of $2.4 million of unrecognized tax benefits may occur within 12 months. The unrecognized tax benefits are included as a component of other long-term obligations. During the years ended December 31, 2009 and 2008, we recorded interest and penalties related to unrecognized tax benefits of approximately ($0.1) million and $0.4 million.  Total accrued penalties and interest at December 31, 2009 and 2008 was approximately $0.8 million and $0.9 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008
Balance as of January 1	$6,836	$6,421
Additions for tax positions related to the current year	106	138
Additions for tax positions related to prior years	—	284
Reductions for tax positions of prior years	(1,602)	(7)
Balance as of December 31	$5,340	$6,836

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

We account for inter-segment sales at market prices.  Segment operating loss consists of net revenue less operating expense, including certain operating overhead directly related to the operation of the specific segment.  Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to operations and are excluded from segment operating loss.

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):
	2009	2008	2007
Revenue:
Ready-mixed concrete and concrete-related products	$491,755	$702,525	$745,384
Precast concrete products	56,959	68,082	73,300
Inter-segment revenue	(14,229)	(16,309)	(14,881)
Total revenue	$534,485	$754,298	$803,803

Segment Operating Loss:
Ready-mixed concrete and concrete-related products	$(62,366)	$(85,334)	$(32,129)
Precast concrete products	298	(22,629)	(1,454)
Gain on purchases of senior subordinated notes	7,406	—	—
Unallocated overhead and other income	4,108	2,820	12,503

Corporate:
Selling, general and administrative expense	(18,044)	(23,541)	(15,955)
Loss on sale of assets	(3)	217	—
Interest income	22	114	114
Interest expense	(26,472)	(27,170)	(28,092)
Loss from continuing operations before income taxes and non-controlling interest	$(95,051)	$(155,523)	$(65,013)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$24,539	$26,138	$26,539
Precast concrete products	2,870	2,683	1,940
Corporate	2,212	1,081	403
Total depreciation, depletion and amortization	$29,621	$29,902	$28,882

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$13,562	$26,178	$21,060
Precast concrete products	377	2,247	7,786
Total capital expenditures	$13,939	$28,425	$28,846

Revenue by Product:
Ready-mixed concrete	$430,521	$614,070	$658,128
Precast concrete products	57,495	69,162	75,153
Building materials	10,002	16,623	19,427
Aggregates	21,857	26,029	26,490
Other	14,610	28,414	24,605
Total revenue	$534,485	$754,298	$803,803

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2009	2008
Identifiable Assets (as of December 31):
Ready-mixed concrete and concrete-related products	$203,681	$234,588
Precast concrete products	23,496	26,060
Corporate	12,740	12,121
Total identifiable assets	$239,917	$272,769

15.	RISK CONCENTRATION

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

Our cash deposits are distributed among various banks in areas where we have operations in various regions of the United States as of December 31, 2009.  As a result, we believe that credit risk in such instruments is minimal.

16.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.  As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes.  In each reporting period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we record a liability reflecting either the low end of our range or a specific estimate, if we believe a specific estimate to be likely based on current information.  At December 31, 2009, we have accrued $2.6 million for potential damages associated with three separate class actions pending against us in Alameda Superior Court (California).  Four class actions were filed between April 6, 2007 and September 27, 2007 on behalf of various Central Concrete Supply Co., Inc. (“Central”) ready-mixed concrete and transport drivers, alleging primarily that Central, which is one of our subsidiaries, failed to provide meal and rest breaks as required under California law. We have settled with the class consisting of the transport drivers and have entered into settlements with more than half of the individual ready-mix drivers for approximately $2.5 million. The remaining three classes have been consolidated and a single class was certified on July 24, 2009. Our accrual is based on prior settlement values.  While there can be no assurance that we will be able to fully resolve the remaining class actions without exceeding this existing accrual, based on information available to us as of December 31, 2009, we believe our existing accrual for these matters is reasonable.

In May 2008, we received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of approximately $1.3 million as our allocable share of the minimum funding deficiency.  We continue to evaluate several options to minimize our exposure.  We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands, because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

Currently, there are no material product defects claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to products defects claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defects claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defects claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defects claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defects claims related to ready-mixed concrete we have delivered prior to December 31, 2009.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2009.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Lease Payments

We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total expense for such operating leases amounted to $16.4 million in 2009, $14.7 million in 2008, and $17.8 million in 2007.

Future minimum rental payments with respect to our lease obligations as of December 31, 2009, are as follows:

	Capital Leases	Operating Leases
	(in millions)
Year ending December 31:
2010	$0.2	$12.1
2011	—	9.3
2012	—	6.7
2013	—	6.4
Later years	—	29.1
	$0.2	$63.6

Total future minimum rental payments	$0.3
Less amounts representing imputed interest	0.1
Present value of future minimum rental payments under capital leases	0.2
Less current portion	0.2
Long-term capital lease obligations	$—

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

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $42.9 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

17.	SIGNIFICANT CUSTOMERS AND SUPPLIERS

We did not have any customers that accounted for more than 10% of our revenues or any suppliers that accounted for more than 10% of our cost of goods sold in 2009, 2008 or 2007.

18.	EMPLOYEE BENEFIT PLANS

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit.  Through December 31, 2009, we matched 100% of employee contributions up to a maximum of 5% of their compensation.  Effective January 1, 2010, we have suspended matching contributions. We paid matching contributions of $2.5 million in 2009, $3.1 million in 2008, and $3.5 million in 2007.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with our collective bargaining agreements, we participate with other companies in the unions’ multi-employer pension plans. These plans cover substantially all of U.S. Concrete’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or on termination of, that plan.  In 2001, a subsidiary of one of our subsidiaries withdrew from the multi-employer pension plan of the union that represented several of its employees. That union disclaimed interest in representing those employees.  There are no plans to withdraw from any other multi-employer plans.  Our contributions to these plans were $5.6 million in 2009, $6.9 million in 2008, and $6.4 million in 2007.

See Note 12 for discussions of U.S. Concrete’s incentive plans and employee stock purchase plan.

19.	STOCKHOLDER RIGHTS PLAN

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.	FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding Superior (see Note 6) and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt.  We directly or indirectly own 100% of each subsidiary guarantor.  The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, Inc., the parent company and its subsidiary guarantors (including minor subsidiaries), Superior and our consolidated company as of and for the years ended December 31, 2009 and 2008.

Condensed Consolidating Balance Sheet As of December 31, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,970	$259	$—	$4,229
Trade accounts receivable, net.	—	67,021	7,830	—	74,851
Inventories	—	27,459	3,501	—	30,960
Deferred income taxes	—	7,847	—	—	7,847
Prepaid expenses	—	3,361	368	—	3,729
Other current assets	—	5,876	1,097	—	6,973
Total current assets	—	115,534	13,055	—	128,589
Property, plant and equipment, net	—	220,082	19,835	—	239,917
Goodwill	—	14,063	—	—	14,063
Investment in Subsidiaries	281,664	13,824	—	(295,488)	—
Other assets	4,867	1,672	52	—	6,591
Total assets	$286,531	$365,175	$32,942	$(295,488)	$389,160

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$860	$1,245	$5,768	$—	$7,873
Accounts payable	—	30,768	6,910	—	37,678
Accrued liabilities	6,584	35,533	6,440	—	48,557
Total current liabilities	7,444	67,546	19,118	—	94,108
Long-term debt, net of current maturities	288,529	140	—	—	288,669
Other long-term obligations and deferred credits	6,300	616	—	—	6,916
Deferred income taxes	—	9,658	—	—	9,658
Total liabilities	302,273	77,960	19,118	—	399,351

Equity:
Common stock	38	—	—	—	38
Additional paid-in capital	268,306	530,284	42,757	(573,041)	268,306
Retained deficit	(280,802)	(248,620)	(28,933)	277,553	(280,802)
Treasury stock, at cost	(3,284)	—	—	—	(3,284)
Total stockholders’ equity	(15,742)	281,664	13,824	(295,488)	(15,742)
Non-controlling interest	—	5,551	—	—	5,551
Total equity	(15,742)	287,215	13,824	(295,488)	(10,191)
Total liabilities and equity	$286,531	$365,175	$32,942	$(295,488)	$389,160

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations

Year ended December 31, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$485,393	$49,092	$—	$534,485
Cost of goods sold before depreciation, depletion and amortization	—	410,444	48,770	—	459,214
Selling, general and administrative expenses	—	60,075	5,993	—	66,068
Goodwill and other asset impairments	—	47,595	7,150	—	54,745
Depreciation, depletion and amortization	—	26,325	3,296	—	29,621
(Gain) loss on sale of assets	—	2,396	(129)	—	2,267
Loss from operations	—	(61,442)	(15,988)	—	(77,430)
Interest expense, net	25,804	137	509	—	26,450
Gain on purchases of senior subordinated notes	7,406	—	—	—	7,406
Other income, net	—	1,309	114	—	1,423
Income (loss) before income tax provision	(18,398)	(60,270)	(16,383)	—	(95,051)
Income tax expense (benefit)	(6,439)	6,103	148	—	(188)
Equity losses in subsidiary	(76,279)	(16,531)	—	92,810	—
Income (loss) from continuing operations	(88,238)	(82,904)	(16,531)	92,810	(94,863)
Loss from discontinued operations, net of tax	—	—	—	—	—
Net loss	(88,238)	(82,904)	(16,531)	92,810	(94,863)
Net loss attributable to non-controlling interest	—	6,625	—	—	6,625
Net loss attributable to stockholders	$(88,238)	$(76,279)	$(16,531)	$92,810	$(88,238)

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$7,043	$5,804	$(4,836)	$—	$8,011
Net cash provided by (used in) investing activities	—	(9,264)	246	—	(9,018)
Net cash provided by (used in) financing activities	(7,043)	2,745	4,211	—	(87)
Net decrease in cash and cash equivalents	—	(715)	(379)	—	(1,094)
Cash and cash equivalents at the beginning of the period	—	4,685	638	—	5,323
Cash and cash equivalents at the end of the period	$—	$3,970	$259	$—	$4,229

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet As of December 31, 2008:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,685	$638	$—	$5,323
Trade accounts receivable, net.	—	89,483	10,786	—	100,269
Inventories	—	28,438	4,330	—	32,768
Deferred income taxes	—	11,576	—	—	11,576
Prepaid expenses	—	3,178	341	—	3,519
Other current assets	4,886	7,977	938	—	13,801
Total current assets	4,886	145,337	17,033	—	167,256
Property, plant and equipment, net	—	242,371	30,398	—	272,769
Goodwill	—	59,197	—	—	59,197
Investment in Subsidiaries	369,853	26,334	—	(396,187)	—
Other assets	6,751	1,747	90	—	8,588
Total assets	$381,490	$474,986	$47,521	$(396,187)	$507,810

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$819	$2,291	$261	$—	$3,371
Accounts payable	—	32,870	13,050	—	45,920
Accrued liabilities	7,000	44,922	2,559	—	54,481
Total current liabilities	7,819	80,083	15,870	—	103,772
Long-term debt, net of current maturities	295,931	1,369	5,317	—	302,617
Other long-term obligations and deferred credits	7,944	578	—	—	8,522
Deferred income taxes	—	12,536	—	—	12,536
Total liabilities	311,694	94,566	21,187	—	427,447

Equity:
Common stock	37	—	—	—	37
Additional paid-in capital	265,453	542,194	38,736	(580,930)	265,453
Retained deficit	(192,564)	(172,341)	(12,402)	184,743	(192,564)
Treasury stock, at cost	(3,130)	—	—	—	(3,130)
Total stockholders’ equity	69,796	369,853	26,334	(396,187)	69,796
Non-controlling interest	—	10,567	—	—	10,567
Total equity	69,796	380,420	26,334	(396,187)	80,363
Total liabilities and stockholders’ equity	$381,490	$474,986	$47,521	$(396,187)	$507,810

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
Year ended December 31, 2008:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$685,421	$68,877	$—	$754,298
Cost of goods sold before depreciation, depletion and amortization	—	572,518	66,930	—	639,448
Selling, general and administrative expenses	—	72,892	6,148	—	79,040
Goodwill and other asset impairments	—	135,612	19	—	135,631
Depreciation, depletion and amortization	—	25,447	4,455	—	29,902
(Gain) loss on sale of assets	—	767	(39)	—	728
Loss from operations	—	(121,815)	(8,636)	—	(130,451)
Interest expense, net	26,109	361	586	—	27,056
Other income, net	—	1,836	148	—	1,984
Income (loss) before income tax provision	(26,109)	(120,340)	(9,074)	—	(155,523)
Income tax expense (benefit)	(9,138)	(10,539)	76	—	(19,601)
Equity losses in subsidiary	(115,475)	(9,150)	—	124,625	—
Income (loss) from continuing operations	(132,446)	(118,951)	(9,150)	124,625	(135,922)
Loss from discontinued operations, net of tax	—	(149)	—	—	(149)
Net loss	(132,446)	(119,100)	(9,150)	124,625	(136,071)
Net loss attributable to non-controlling interest	—	3,625	—	—	3,625
Net loss attributable to stockholders	$(132,446)	$(115,475)	$(9,150)	$124,625	$(132,446)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2008:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(10,080)	$37,794	$1,964	$—	$29,678
Net cash provided by (used in) investing activities	—	(39,708)	192	—	(39,516)
Net cash provided by (used in) financing activities	10,080	(6,769)	(3,000)	—	311
Net decrease in cash and cash equivalents	—	(8,683)	(844)	—	(9,527)
Cash and cash equivalents at the beginning of the period	—	13,368	1,482	—	14,850
Cash and cash equivalents at the end of the period	$—	$4,685	$638	$—	$5,323

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.      QUARTERLY SUMMARY (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2009
Revenue	$117,300	$143,726	$153,608	$119,851
Loss from continuing operations(1)	(11,045)	(4,797)	(61,298)	(17,723)
Net loss	(11,045)	(4,797)	(61,298)	(17,723)
Net loss attributable to stockholders	(9,454)	(3,994)	(58,060)	(16,730)
Basic and diluted loss per share attributable to stockholders(3) :
From continuing operations	$(0.26)	$(0.11)	$(1.60)	$(0.46)
From discontinued operations	—	—	—	—
Net loss	$(0.26)	$(0.11)	$(1.60)	$(0.46)

2008
Revenue	$162,107	$206,047	$212,819	$173,325
Income (loss) from continuing operations(1)	(7,173)	2,518	1,906	(133,173)
Loss from discontinued operations(2)	(149)	—	—	—
Net income (loss)	(7,322)	2,518	1,906	(133,173)
Net income (loss)attributable to stockholders	(5,278)	3,303	1,722	(132,193)
Basic earnings (loss) per share attributable to stockholders(3) :
From continuing operations	$(0.13)	$0.09	$0.04	$(3.63)
From discontinued operations	(0.01)	—	—	—
Net income (loss)	$(0.14)	$0.09	$0.04	$(3.63)
Diluted earnings (loss) per share attributable to stockholders (3) :
From continuing operations	$(0.13)	$0.08	$0.04	$(3.63)
From discontinued operations	(0.01)	—	—	—
Net income (loss)	$(0.14)	$0.08	$0.04	$(3.63)

2007
Revenue	$157,494	$209,507	$238,086	$198,716
Income (loss) from continuing operations(1)	(5,224)	7,403	9,841	(77,081)
Loss from discontinued operations(2)	(505)	(220)	(83)	(4,433)
Net income (loss)	(5,729)	7,183	9,758	(81,514)
Net income (loss) attributable to stockholders	(5,729)	6,824	10,044	(80,140)
Basic and diluted earnings (loss) per share attributable to stockholders(3) :
From continuing operations	$(0.14)	$0.18	$0.26	$(1.97)
From discontinued operations	(0.01)	—	—	(0.12)
Net income (loss)	$(0.15)	$0.18	$0.26	$(2.09)

(1)
The third quarter 2009 results include a goodwill impairment charge of $45.8 million and an asset impairment charge of $8.8 million. The fourth quarter results include an impairment charge of $119.8 million, net of income taxes in 2008 and $76.4 million, net of income taxes, in 2007, pursuant to our annual review of goodwill in accordance with authoritative accounting literature.

(2)
In the fourth quarter of 2007, we discontinued the operations of three business units in certain markets.  The financial data for prior quarters of 2007 have been restated to segregate the effects of the operations of those discontinued units.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended December 31, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included a review of the documentation surrounding our internal control over financial reporting, an evaluation of the design effectiveness of those controls and testing of the operating effectiveness of those controls. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2009.

The effectiveness of our control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information

Not applicable.

PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2010 Annual Meeting of Stockholders (the “2010 Annual Proxy Statement”). We intend to file that definitive proxy statement with the SEC by April 30, 2010.

Item 10.    Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Annual Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11.    Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Program and Risk Management,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” in the 2010 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information this Item requires, please see the information (1) under the heading “Equity Compensation Plan Information” in Item 5 of this report and (2) under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Annual Proxy Statement, which is incorporated in this Item by this reference.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

 Item 13.    Certain Relationships and Related Transactions, and Director Independence

For the information this Item requires, please see the information under the heading “Certain Relationships and Related Transactions” in the 2010 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14.    Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm” in the 2010 Annual Proxy Statement, which is incorporated in this Item by this reference.

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

(3) Exhibits.
Exhibit Number			Description

3.1	*	—	Restated Certificate of Incorporation of U.S. Concrete dated May 9, 2006 (Form 8-K dated May 9, 2006(File No. 000-26025), Exhibit 3.1).

3.2	*	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

4.1	*	—	Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.2	*	—	Certificate of Designation of Series A Junior Participating Preferred Stock of U.S. Concrete, Inc. (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 3.1).

4.3	*	—	Rights Agreement dated as of November 5, 2009 between U.S. Concrete, Inc. and American Stock Transfer & Trust Company, LLC (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 4.1).

4.4	*	—
Indenture among U.S. Concrete, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, dated as of March 31, 2004, for the 8⅜% Senior Subordinated Notes due 2014(Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), Exhibit 4.5).

4.5	*	—	Form of Note (Form 10-Q for the quarter ended March 31, 2004 (File No. 000-26025), included as Exhibit A to Exhibit 4.7).

4.6	*	—	Notation of Guarantee by the Subsidiary Guarantors dated March 31, 2004 (Form 10-Q for the quarter ended March31, 2004 (File No. 000-26025), Exhibit 4.7).

4.7	*	—
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
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of July 11, 2008, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein (Form 8-K dated July 11, 2008 (File No. 000-26025), Exhibit 4.1).

4.12	*	—
Amendment No. 4 and Waiver to Amended and Restated Credit Agreement, dated as of February 19, 2010, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and the Lenders and Issuers named therein (Form 8-K dated February 19, 2010 (File No. 000-26025), Exhibit 10.1).

4.13	*	—	Credit Agreement, dated as of April 6, 2007, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2007 (File No. 000-26025), Exhibit 4.2).

4.14	*	—	First Amendment to Credit Agreement, dated as of February 29, 2008, by and between Superior Materials, LLC, BWB,LLC and Comerica Bank.

4.15	*	—
Second Amendment to Credit Agreement, dated as of March 3, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank  (Form 10-Q for the quarter ended March 31, 2008 (File No. 000-26025), Exhibit 4.1).

4.16	*	—
Third Amendment to Credit Agreement, dated as of March 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2008 (File No. 000-26025), Exhibit 4.2).

4.17	*	—
Fourth Amendment to Credit Agreement, dated as of May 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended June 30, 2008 (File No. 000-26025), Exhibit 4.2).

4.18	*	—
Fifth Amendment to Credit Agreement, dated as of August 6, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank, and Comfort Letter in support of Superior Materials, LLC and BWB, LLC (Form 10-Q for the quarter ended June 30, 2008 (File No. 000-26025), Exhibit 4.3).

Exhibit Number			Description
10.1	*†	—	1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2	*†	—	Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

10.3	*†	—	Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.4	*†	—	Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. effective May 17, 2005 (Proxy Statement relating to 2005 annual meeting of stockholders, Appendix B).

10.5	*†	—	Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006 (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.5).

10.6	*†	—	Amendment No. 5 to 1999 Incentive Plan of U.S. Concrete, Inc. dated March 7, 2007; effective January 1, 1999 (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8)).

10.7	*†	—	Amendment No. 6 to 1999 Incentive Plan of U.S. Concrete, Inc. dated as of April 11, 2008 (Form 8-K dated April 11, 2008 (File No. 000-26025), Exhibit 10.1).

10.8	*	—	U.S. Concrete 2000 Employee Stock Purchase Plan effective May 16, 2000 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix A).

10.9	*	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective December 16, 2005 (Form 8-K dated December 16, 2005 (File No. 000-26025), Exhibit 10.1).

10.10		—	Amendment No. 2 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective January 1, 2010.

10.11	*	—	2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.12	*	—	Amendment No. 1 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

10.13	*†	—	Consulting Agreement dated February 23, 2007 by and between U.S. Concrete and Eugene P. Martineau (Form 8-K dated February 23, 2007 (File No. 000-26025), Exhibit 10.1).

10.14	*	—
Contribution Agreement, dated as of March 26, 2007, by and among, BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, Kurtz Gravel Company, Superior Materials, Inc. USC Michigan, Inc., Edw. C. Levy Co. and Superior Joint Venture LLC (Form 8-K dated March 26, 2007 (File No. 000-26025), Exhibit 10.1).

10.15	*	—
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

10.16	*	—	Guaranty dated as of April 1, 2007 by U.S. Concrete, Inc. in favor of Edw. C. Levy Co. and Superior Materials Holdings, LLC (Form 8-K dated April 1, 2007 (File No. 000-26025), Exhibit 10.2).

10.17	*†	—	Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form 10-K dated March 16, 2006 (File No. 000-26025) Exhibit 10.22).

10.18	*†	—	Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.21).

10.19	*†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.22).

10.20	*†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.23).

10.21	*†	—	U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan, effective April 8, 2005 (Form 8-K dated April 8, 2005 (File No. 000-26025), Exhibit 10.1).

10.22	*†	—	U.S. Concrete, Inc. and Subsidiaries 2009 Annual Team Member Incentive Plan (Form 10-K dated march 13, 2009 (File No. 000-26025), Exhibit 10.22).

Exhibit Number			Description
10.23	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael W. Harlan (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.1).

10.24	†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Michael W. Harlan.

10.25	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.2).

10.26	†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Robert D. Hardy.

10.27	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Thomas J. Albanese (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.3).

10.28	†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Thomas J. Albanese.

10.29	*†	—	Severance Agreement, dated as of January 18, 2008, by and between U.S. Concrete, Inc. and William T. Albanese (Form 8-K dated January 18, 2008 (File No. 000-26025), Exhibit 10.1).

10.30	†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and William T. Albanese.

10.31	†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Terry Green.

10.32	†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Terry Green.

10.33	*	—	Second Amendment to Severance Agreement dated as of August 31, 2009, by and between U.S. Concrete, Inc. and Terry Green (Form 8-K filed on September 1, 2009 (File No. 000-26025), Exhibit 10.1).

10.34	*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Curt M. Lindeman (Form 10- Q for the quarter ended March 31, 2009 (File No. 000-26025), Exhibit 10.1).

10.35	*	—
First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc.and Curt M. Lindeman (Form 10-Q for the quarter ended March 31, 2009 (File No. 000-26025), Exhibit 10.2).

10.36	*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Gary J. Konnie (Form 10-Q for the quarter ended March 31, 2009 (File No. 000-26025), Exhibit 10.3).

10.37	*	—
First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Gary J. Konnie (Form 10-Q for the quarter ended March 31, 2009 (File No.000-26025), Exhibit 10.4).

10.38	*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael L. Gentoso (Form 10-Q for the quarter ended March 31, 2009 (File No. 000-26025), Exhibit 10.5).

10.39	*	—
First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Michael L. Gentoso (Form 10-Q for the quarter ended March 31, 2009  (File No. 000-26025), Exhibit 10.6).

10.40	*†	—	U.S. Concrete, Inc. 2008 Stock Incentive Plan (Form S-8 dated May 22, 2008 (Reg. No. 333-151338), Exhibit 4.6).

10.41	*†	—	Form of Non-qualified Stock Option Award Agreement for Employees (Form S-8 (Reg. No. 333-151338), Exhibit 4.7).

10.42	*†	—	Form of Non-Qualified Stock Option Award Agreement for Directors (Form S-8 (Reg. No. 333-151338), Exhibit 4.8).

10.43	*†	—	Form of Restricted Stock Award Agreement for Officers and Key Employees (Form S-8 (Reg. No. 333- 151338), Exhibit 4.9).

10.44	*†	—	Form of Restricted Stock Award Agreement for Employess (Form S-8 (Reg. 333-151338), Exhibit 4.10).

12	*	—	Statement regarding computation of ratios (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8).

14	*	—	U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

Exhibit Number	Description
21	—Subsidiaries.
23	—Consent of independent registered public accounting firm.
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Michael W. Harlan.
32.2	—Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 16, 2010	By:	/s/ Michael W. Harlan
Michael W. Harlan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2010.

Signature	Title

/s/ Michael W. Harlan	President and Chief Executive Officer and Director (Principal
Michael W. Harlan	Executive Officer)

/s/ Robert D. Hardy	Executive Vice President and Chief Financial Officer (Principal
Robert D. Hardy	Financial and Accounting Officer)

/s/ William T. Albanese	Regional Vice President – Northern California Region and
William T. Albanese	Director

/s/ John M. Piecuch	Director
John M. Piecuch

/s/ Vincent D. Foster	Director
Vincent D. Foster

/s/ T. William Porter	Director
T. William Porter

/s/ Mary P. Ricciardello	Director
Mary P. Ricciardello

/s/ Ray C. Dillon	Director
Ray C. Dillon

INDEX TO EXHIBITS

Exhibit Number			Description

3.1	*	—	Restated Certificate of Incorporation of U.S. Concrete dated May 9, 2006 (Form 8-K dated May 9, 2006 (File No. 000-26025), Exhibit 3.1).

3.2	*	—	Amended and Restated Bylaws of U.S. Concrete, as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).

4.1	*	—	Form of certificate representing common stock (Form S-1 (Reg. No. 333-74855), Exhibit 4.3).

4.2	*	—	Certificate of Designation of Series A Junior Participating Preferred Stock of U.S. Concrete, Inc. (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 3.1).

4.3	*	—	Rights Agreement dated as of November 5, 2009 between U.S. Concrete, Inc. and American Stock Transfer & Trust Company, LLC (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 4.1).

4.4	*	—
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
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of July 11, 2008, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JP Morgan Chase Bank and the Lenders and Issuers named therein (Form 8-K dated July 11, 2008 (File No. 000-26025), Exhibit 4.1).

4.12	*	—
Amendment No. 4 and Waiver to Amended and Restated Credit Agreement, dated as of February 19, 2010, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and the Lenders and Issuers named therein (Form 8-K dated February 19, 2010 (File No. 000-26025), Exhibit 10.1).

4.13	*	—	Credit Agreement, dated as of April 6, 2007, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2007 (File No. 000-26025), Exhibit 4.2).

4.14	*	—	First Amendment to Credit Agreement, dated as of February 29, 2008, by and between Superior Materials, LLC, BWB, LLC and Comerica Bank.

4.15	*	—
Second Amendment to Credit Agreement, dated as of March 3, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank  (Form 10-Q for the quarter ended March 31, 2008 (File No. 000-26025), Exhibit 4.1).

4.16	*	—
Third Amendment to Credit Agreement, dated as of March 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended March 31, 2008 (File No. 000-26025), Exhibit 4.2).

4.17	*	—
Fourth Amendment to Credit Agreement, dated as of May 31, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank (Form 10-Q for the quarter ended June 30, 2008 (File No. 000-26025), Exhibit 4.2).

4.18	*	—
Fifth Amendment to Credit Agreement, dated as of August 6, 2008, by and among Superior Materials, LLC, BWB, LLC and Comerica Bank, and Comfort Letter in support of Superior Materials, LLC and BWB, LLC (Form 10-Q for the quarter ended June 30, 2008 (File No. 000-26025), Exhibit 4.3).

Exhibit Number			Description
10.1	*†	—	1999 Incentive Plan of U.S. Concrete (Form S-1 (Reg. No. 333-74855), Exhibit 10.1).

10.2	*†	—	Amendment No. 1 to 1999 Incentive Plan of U.S. Concrete, Inc. dated January 9, 2003 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.2).

10.3	*†	—	Amendment No. 2 to 1999 Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.3).

10.4	*†	—	Amendment No. 3 to 1999 Incentive Plan of U.S. Concrete, Inc. effective May 17, 2005 (Proxy Statement relating to 2005 annual meeting of stockholders, Appendix B).

10.5	*†	—	Amendment No. 4 to 1999 Incentive Plan of U.S. Concrete, Inc. dated February 13, 2006 (Form 10-K dated March 16, 2006 (File No. 000-26025), Exhibit 10.5).

10.6	*†	—	Amendment No. 5 to 1999 Incentive Plan of U.S. Concrete, Inc. dated March 7, 2007; effective January 1, 1999 (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8)).

10.7	*†	—	Amendment No. 6 to 1999 Incentive Plan of U.S. Concrete, Inc. dated as of April 11, 2008 (Form 8-K dated April 11, 2008 (File No. 000-26025), Exhibit 10.1).

10.8	*	—	U.S. Concrete 2000 Employee Stock Purchase Plan effective May 16, 2000 (Proxy Statement relating to 2000 annual meeting of stockholders, Appendix A).

10.9	*	—	Amendment No. 1 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective December 16, 2005 (Form 8-K dated December 16, 2005 (File No. 000-26025), Exhibit 10.1).

10.10		—	Amendment No. 2 to 2000 Employee Stock Purchase Plan of U.S. Concrete, Inc. effective January 1, 2010.

10.11	*	—	2001 Employee Incentive Plan of U.S. Concrete, Inc. (Form S-8 dated May 11, 2001 (Reg. No. 333-60710), Exhibit 4.6).

10.12	*	—	Amendment No. 1 to 2001 Employee Incentive Plan of U.S. Concrete, Inc. dated December 17, 2004 (Form S-8 dated December 20, 2004 (Reg. No. 333-121458), Exhibit 10.6).

10.13	*†	—	Consulting Agreement dated February 23, 2007 by and between U.S. Concrete and Eugene P. Martineau (Form 8-K dated February 23, 2007 (File No. 000-26025), Exhibit 10.1).

10.14	*	—
Contribution Agreement, dated as of March 26, 2007, by and among, BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, Kurtz Gravel Company, Superior Materials, Inc. USC Michigan, Inc., Edw. C. Levy Co. and Superior Joint Venture LLC (Form 8-K dated March 26, 2007 (File No. 000-26025), Exhibit 10.1).

10.15	*	—
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

10.16	*	—	Guaranty dated as of April 1, 2007 by U.S. Concrete, Inc. in favor of Edw. C. Levy Co. and Superior Materials Holdings, LLC (Form 8-K dated April 1, 2007 (File No. 000-26025), Exhibit 10.2).

10.17	*†	—	Form of Indemnification Agreement between U.S. Concrete and each of its directors and officers (Form 10-K dated March 16, 2006 (File No. 000-26025) Exhibit 10.22).

10.18	*†	—	Form of U.S. Concrete, Inc. Restricted Stock Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.21).

10.19	*†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for nonemployee directors (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.22).

10.20	*†	—	Form of U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement for employees (Form 10-K for the year ended December 31, 2004 (File No. 000-26025), Exhibit 10.23).

10.21	*†	—	U.S. Concrete, Inc. and Subsidiaries 2005 Annual Salaried Team Member Incentive Plan, effective April 8, 2005 (Form 8-K dated April 8, 2005 (File No. 000-26025), Exhibit 10.1).

10.22	*†	—	U.S. Concrete, Inc. and Subsidiaries 2009 Annual Team Member Incentive Plan (Form 10-K dated March 13, 2009 (File No. 000-26025), Exhibit 10.22).

10.23	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael W. Harlan (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.1).

Exhibit Number			Description
10.24	†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Michael W. Harlan.

10.25	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Robert D. Hardy (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.2).

10.26	†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Robert D. Hardy.

10.27	*†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Thomas J. Albanese (Form 8-K dated July 31, 2007 (File No. 000-26025), Exhibit 10.3).

10.28	†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Thomas J. Albanese.

10.29	*†	—	Severance Agreement, dated as of January 18, 2008, by and between U.S. Concrete, Inc. and William T. Albanese (Form 8-K dated January 18, 2008 (File No. 000-26025), Exhibit 10.1).

10.30	†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and William T. Albanese.

10.31	†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Terry Green.

10.32	†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Terry Green.

10.33	*	—	Second Amendment to Severance Agreement dated as of August 31, 2009, by and between U.S. Concrete, Inc. and Terry Green (Form 8-K filed on September 1, 2009 (File No. 000-26025), Exhibit 10.1).

10.34	*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Curt M. Lindeman (Form 10- Q for the quarter ended March 31, 2009 (File No. 000-26025), Exhibit 10.1).

10.35	*	—
First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc.and Curt M. Lindeman (Form 10-Q for the quarter ended March 31, 2009 (File No. 000-26025), Exhibit 10.2).

10.36	*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Gary J. Konnie (Form 10-Q for the quarter ended March 31, 2009 (File No. 000-26025), Exhibit 10.3).

10.37	*	—
First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Gary J. Konnie (Form 10-Q for the quarter ended March 31, 2009 (File No. 000-26025), Exhibit 10.4).

10.38	*	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Michael L. Gentoso (Form 10-Q for the quarter ended March 31, 2009 (File No. 000-26025), Exhibit 10.5).

10.39	*	—
First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Michael L. Gentoso (Form 10-Q for the quarter ended March 31, 2009 (File No. 000-26025), Exhibit 10.6).

10.40	*†	—	U.S. Concrete, Inc. 2008 Stock Incentive Plan (Form S-8 dated May 22, 2008 (Reg. No. 333-151338), Exhibit 4.6).

10.41	*†	—	Form of Non-qualified Stock Option Award Agreement for Employees (Form S-8 (Reg. No. 333-151338), Exhibit 4.7).

10.42	*†	—	Form of Non-Qualified Stock Option Award Agreement for Directors (Form S-8 (Reg. No. 333-151338), Exhibit 4.8).

10.43	*†	—	Form of Restricted Stock Award Agreement for Officers and Key Employees (Form S-8 (Reg. No. 333- 151338), Exhibit 4.9).

10.44	*†	—	Form of Restricted Stock Award Agreement for Employess (Form S-8 (Reg. 333-151338), Exhibit 4.10).

12	*	—	Statement regarding computation of ratios (Form 10-K dated March 13, 2007 (File No. 000-26025), Exhibit 10.8).

14	*	—	U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers (Form 10-K for the year ended December 31, 2003 (File No. 000-26025), Exhibit 14).

Exhibit Number	Description
21	—Subsidiaries.
23	—Consent of independent registered public accounting firm.
31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—Section 1350 Certification of Michael W. Harlan.
32.2	—Section 1350 Certification of Robert D. Hardy.

*	Incorporated by reference to the filing indicated.
†	Management contract or compensatory plan or arrangement.