Form 10-Q
period 2010-03-31
US CONCRETE INC
filed 2010-05-10
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of the close of business on May 7, 2010, U.S. Concrete, Inc. had 37,432,645 shares of its common stock, $0.001 par value, outstanding (excluding 673,022 of treasury shares).

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,997	$4,229
Trade accounts receivable, net	65,056	74,851
Inventories	32,656	30,960
Deferred income taxes	8,417	7,847
Prepaid expenses	6,478	3,729
Other current assets	7,596	6,973
Total current assets	124,200	128,589
Property, plant and equipment, net	236,110	239,917
Goodwill	14,063	14,063
Other assets	7,310	6,591
Total assets	$381,683	$389,160

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$8,898	$7,873
Accounts payable	41,349	37,678
Accrued liabilities	49,490	48,557
Total current liabilities	99,737	94,108
Long-term debt, net of current maturities	298,757	288,669
Other long-term obligations and deferred credits	7,071	6,916
Deferred income taxes	10,161	9,658
Total liabilities	415,726	399,351

Commitments and contingencies (Note 10)

Equity (Deficit):
Preferred stock	–	–
Common stock	38	38
Additional paid-in capital	268,785	268,306
Retained deficit	(306,049)	(280,802)
Treasury stock, at cost	(3,353)	(3,284)
Total stockholders’ equity (deficit)	(40,579)	(15,742)
Non-controlling interest (Note 1)	6,536	5,551
Total equity (deficit)	(34,043)	(10,191)
Total liabilities and equity (deficit)	$381,683	$389,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue	$90,266	$117,300
Cost of goods sold before depreciation, depletion and amortization	86,855	103,522
Selling, general and administrative expenses	16,495	16,541
Depreciation, depletion and amortization	6,742	7,456
(Gain) loss on sale of assets	51	(463)
Loss from operations	(19,877)	(9,756)
Interest expense, net	6,790	6,768
Gain on purchases of senior subordinated notes	—	4,493
Other income, net	332	349
Loss before income taxes	(26,335)	(11,682)
Income tax expense (benefit)	408	(637)
Net loss	(26,743)	(11,045)
Net loss attributable to non-controlling interest	1,496	1,591
Net loss attributable to stockholders	$(25,247)	$(9,454)

Loss per share attributable to stockholders – basic and diluted	$(0.69)	$(0.26)

Basic and diluted weighted average shares outstanding	36,630	36,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Common Stock		Additional			Non-	Total
		Par	Paid-In	Retained	Treasury	Controlling	Equity
	Shares	Value	Capital	Deficit	Stock	Interest	(Deficit)
BALANCE, December 31, 2009	37,558	$38	$268,306	$(280,802)	$(3,284)	$5,551	$(10,191)
Stock-based compensation	—		479	—	—	—	479
Purchase of treasury shares	(121)	—	—	—	(69)	—	(69)
Cancellation of shares	(4)	—	—	—	—	—	—
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	2,481	2,481
Net loss	—	—	—	(25,247)	—	(1,496)	(26,743)
BALANCE, March 31, 2010	37,433	$38	$268,785	$(306,049)	$(3,353)	$6,536	$(34,043)

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,743)	$(11,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	6,742	7,456
Debt issuance cost amortization	582	411
Gain on purchases of senior subordinated notes	—	(4,493)
Net (gain) loss on sale of assets	51	(463)
Deferred income taxes	(67)	(781)
Provision for doubtful accounts	239	268
Stock-based compensation	479	552
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	9,556	23,356
Inventories	(1,696)	1,499
Prepaid expenses and other current assets	(1,782)	995
Other assets and liabilities	(1,138)	54
Accounts payable and accrued liabilities	4,604	(7,678)
Net cash provided by (used in) operating activities	(9,173)	10,131

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,447)	(6,666)
Proceeds from disposals of property, plant and equipment	179	2,239
Payments for acquisitions	—	(750)
Net cash used in investing activities	(2,268)	(5,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	37,682	29,432
Repayments of borrowings	(28,885)	(26,460)
Purchases of senior subordinated notes	—	(2,785)
Purchase of treasury shares	(69)	(122)
Non controlling interest capital contributions	2,481	—
Net cash provided by financing activities	11,209	65

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(232)	5,019
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,229	5,323
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,997	$10,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  We include in our condensed consolidated financial statements the results of operations, balance sheets and cash flows of our 60%-owned Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”).  We reflect the minority owner’s 40% interest in income, net assets and cash flows of Superior as a non-controlling interest in our condensed consolidated financial statements.  Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included.  All such adjustments are of a normal or recurring nature.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of our results expected for the year ending December 31, 2010.

For a discussion of the accounting impact of the Chapter 11 proceedings described below, see Note 2 to these financial statements.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States (“U.S.GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, goodwill, accruals for self-insurance, income taxes, reserves for inventory obsolescence and the valuation and useful lives of property, plant and equipment.

2.    CHAPTER 11 BANKRUPTCY

Developments Leading to the Chapter 11 Proceedings

Since the middle of 2006, the United States building materials construction market has become increasingly challenging.  Currently, the construction industry, particularly the ready-mixed concrete industry, is characterized by significant overcapacity, fierce competitive activity and rapidly declining sales volumes.  From 2007 through 2009, we have implemented a variety of cost reduction initiatives, including workforce reductions, plant idling, rolling stock dispositions and divestitures of nonperforming business units to reduce structural costs.

Despite these initiatives in 2007, 2008 and 2009, our business was severely affected by the steep decline in single-family home starts in the U.S. residential construction markets, the turmoil in the global credit markets and the U.S. economic downturn.  These conditions have had a significant impact on demand for our products since the middle of 2006 and into the first quarter of 2010.  During 2007, 2008 and 2009, single family home starts declined significantly, and commercial construction activity, which has been negatively affected by the credit crisis and U.S. economic downturn, is expected to be weaker in our markets in 2010.  Sales volumes in our precast operations have also been significantly affected due to the dramatic downturn in residential construction.  We also experienced product pricing pressure and expect ready-mixed concrete pricing to decline in 2010 compared to 2009 in most of our markets, which will have a negative effect on our gross margins.

In response to our protracted, declining sales volumes, we expanded our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits.  We also continued to significantly scale back capital investment expenditures.

Nonetheless, the continued weakening economic conditions, including ongoing softness in residential construction, further reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, placed significant stress on our liquidity position.  Our liquidity position deteriorated further in the first quarter of 2010 due to severe inclement weather limiting our ability to manufacture and distribute our products.  In response, we entered into two separate amendments to our Senior Secured Credit Agreement (“Credit Agreement”), one during February 2010 and the other during March 2010, to provide additional short-term liquidity. The February 2010 amendment provided for, among other things, a temporary waiver by the lenders through April 30, 2010, of any default or event of default arising under the Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8⅜% Senior Subordinated Notes due 2014 (the “8⅜% Notes”). These amendments are described in more detail in Note 6.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

We were obligated to make semi-annual interest payments on the 8⅜% Notes aggregating approximately $11.4 million on April1, 2010, which we did not make.  Under the indenture relating to the 8⅜% Notes, an event of default would have occurred if we had failed to make any payment of interest on the 8⅜% Notes when due and that failure continued for a period of 30 days, or April 30, 2010.  If such an event of default occurred, the trustee or the holders of 25% or more in aggregate principal amount of the 8⅜% Notes then outstanding could have accelerated our obligation to repay the 8⅜% Notes, together with accrued and unpaid interest.  Under the terms of the Credit Agreement, an event of default under the 8⅜% Notes indenture would have also constituted an event of default under the Credit Agreement, and would have given rise to the right of our lenders under the Credit Agreement to immediately accelerate the maturity of the debt outstanding under the Credit Agreement.

We retained legal and financial advisors to assist us in reviewing the strategic and financing alternatives available to us. We also engaged in discussions with the lenders under our 8⅜% Notes (“the Noteholders”) regarding a permanent restructuring of our capital structure.

Chapter 11 Bankruptcy Filings and Plan of Reorganization

We reached an agreement with a substantial majority of the Noteholders on the terms of a comprehensive debt restructuring plan prior to April 30, 2010, the date an event of default would have occurred under the indenture relating to the 8⅜% Notes for non-payment of interest.  The proposed plan will reduce our subordinated debt by approximately $272 million. To implement the restructuring, on April 29, 2010, (the “Petition Date”), we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases are being jointly administered under the caption In re U.S. Concrete, Inc., et al., Case No. 10-11407 (the “Chapter 11 Cases”).  The restructuring does not involve Superior’s operations.  The Debtors will continue to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Subject to certain exceptions under Chapter 11 of the Bankruptcy Code (“Chapter 11”), the Debtors’ Chapter 11 filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. The filing of the Chapter 11 Cases triggered the acceleration of financial obligations under the terms of the Credit Agreement and the 8⅜% Notes.  The Debtors believe that any efforts to enforce the financial obligations under the Debt Documents are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

We also filed a Plan of Reorganization (the “Plan”) with the Bankruptcy Court on April 29, 2010, and are seeking expedited confirmation. The Plan provides that the holders of the 8⅜% Notes would exchange all their 8⅜% Notes for equity in our reorganized company. Existing shareholders would, upon emergence from Chapter 11, receive two tranches of warrants to acquire up to an aggregate total of 15% of the equity of our reorganized company. Exercise prices with respect to these warrants, will be set and based on the value of the equity in the reorganized company reaching approximately $285.0 million and $335.0 million with respect to each tranche.  The Plan also proposes all trade creditors will not be impaired and will be paid in full in the ordinary course.  A hearing is set for June 3, 2010 to approve the disclosure statement related to the Plan. The disclosure statement contains certain information about the Debtors’ prepetition operating and financial history and the events leading up to the commencement of the Bankruptcy Cases. The Disclosure Statement also describes the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, the manner in which distributions will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.  The holders of the 8⅜% Notes and other security holders (including our stockholders) are the only constituents deemed impaired and eligible to vote under the Plan. If approval is obtained, we then expect to move forward soliciting votes for our proposed Plan in an expedited manner with an anticipated timeline to complete the Chapter 11 process within 75 to 90 days from the Petition Date. However, there can be no assurance that the Plan will be confirmed in this time frame or in the manner proposed.

On  April 29, 2010 the NASDAQ Stock Market (“NASDAQ”) notified us that, in accordance with NASDAQ’s Listing Rules 5101, 5110(b) and 1M-5101-1, our common stock will be delisted by NASDAQ and that trading of our common stock will be suspended at the opening of business on May 10, 2010. NASDAQ’s notice and determination followed our announcement that we and our subsidiaries had filed petitions under Chapter 11.  We do not plan to appeal NASDAQ’s determination to delist our common stock.  It is expected that our common stock will continue to be traded on an over-the-counter market.  Trading in our common stock will be highly speculative as the trading may not be representative of the ultimate return to stockholders based on the Plan.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debtors in Possession

The Debtors are currently operating as debtors in possession (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  On April 30, 2010, the Bankruptcy Court signed a variety of “first day” orders. These orders included an interim order that will allow us to continue to pay general unsecured creditors in the ordinary course of business and an order to continue existing customer programs. Other orders that provide us the ability to continue to operate our business in the ordinary course without interruption, covered, among other things, employee wages and benefits, tax matters, insurance matters, and cash management. We also received authority, on an interim basis, to enter into an $80.0 million debtor-in-possession credit facility (the “Interim Order”) to fund operations as we move forward with our comprehensive debt restructuring and repay amounts due under the Credit Agreement in full. There is a hearing scheduled on May 21, 2010 to consider final approval of these orders.

We reported net losses in the last four years and currently anticipate losses for 2010.  This cumulative loss, in addition to our Chapter 11 Case, raises substantial doubt as to our ability to continue as a going concern for a period longer than the current fiscal year.  Our ability to continue as a going concern depends on the achievement of profitable operations and the success of our Plan of Reorganization, which includes restructuring of the 8⅜% Notes.  Until the completion of the Chapter 11 Case, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

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

As a result of the Chapter 11 filing, we are now required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including monthly operating reports in forms prescribed by Chapter 11. Such materials will be prepared according to requirements of Chapter 11. While we believe that these documents and reports will provide then-current information required under Chapter 11, they will be prepared only for the Debtors and, hence, certain operational entities will be excluded. In addition, they will be prepared in a format different from that used in our consolidated financial statements filed under the securities laws and they will be unaudited. Accordingly, we believe that the substance and format of those materials will not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court will not be prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

DIP Credit Agreement

We entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Agreement”) on May 3, 2010 that provides for aggregate borrowings of up to $80.0 million, under facilities consisting of: (i) a $45.0 million Term Loan Facility, the entire amount which was drawn on May 3, 2010, and (ii) a $35.0 million asset based Revolving Credit Facility, of which up to $30.0 million was available on May 3, 2010, after entry by the Bankruptcy Court of the Interim Order.  The remaining $5.0 million of borrowing availability under the Revolving Credit Facility is expected to become available upon entry by the Bankruptcy Court of the Final Order approving the DIP Credit Agreement.

3.    SIGNIFICANT ACCOUNTING POLICIES

For a description of our accounting policies, see Note 2 of the consolidated financial statements in the 2009 Form 10-K, as well as Note 12 below.

4.    ACQUISITIONS AND DISPOSITIONS

In September 2009, we sold our ready-mixed concrete plants in Sacramento, California for approximately $6.0 million, plus a payment for inventory on hand at closing. This sale resulted in a pre-tax loss of approximately $3.0 million after the allocation of approximately $3.0 million of goodwill related to these assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2009, we acquired substantially all the assets of a concrete recycling business in Queens, New York. We used borrowings under our revolving credit facility to fund the cash purchase price of approximately $4.5 million.

5.    INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009

Raw materials	$18,354	$18,128
Precast products	8,654	7,342
Building materials for resale	2,639	2,555
Repair parts	3,009	2,935
	$32,656	$30,960

6.    DEBT

A summary of debt is as follows (in thousands):

	March 31,	December 31,
	2010	2009
Senior secured credit facility due 2011	$26,337	$16,700
8⅜% senior subordinated notes due 2014	271,804	271,756
Notes payable and other financing	3,473	2,319
Superior Materials Holdings, LLC secured credit facility due 2010	5,227	5,604
Capital leases	814	163
	307,655	296,542
Less: current maturities	8,898	7,873
	$298,757	$288,669

The estimated fair value of our debt at March 31, 2010 and December 31, 2009 was $196.7 million and $188.7 million, respectively.

DIP Credit Agreement

Effective as of May 3, 2010 (the “Effective Date”), we and certain of our domestic subsidiaries (each individually a “Guarantor” and collectively, the “Guarantors”) entered into the DIP Credit Agreement which provides us with a debtor-in-possession term loan and revolving credit facility.

The DIP Credit Agreement provides for aggregate borrowings of up to $80.0 million, under facilities consisting of: (i) a $45.0 million term loan facility (the “Term Loan Facility”), the entire amount which was drawn on May 3, 2010, and (ii) a $35.0 million asset based revolving credit facility (the “Revolving Credit Facility”), of which up to $30.0 million was available on the Effective Date, after entry by the Bankruptcy Court of the Interim Order.  The remaining $5.0 million of availability under the revolving credit facility is expected to become available upon entry by the Bankruptcy Court of a final order, provided that certain other conditions are satisfied or waived.  Up to $30.0 million of capacity under the Revolving Credit Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available under the Revolving Credit Facility.  Advances under the Revolving Credit Facility are limited by a borrowing base of (a) 85% of eligible accounts receivable plus (b) 85% of the appraised orderly liquidation value of eligible inventory plus (c) the lesser of (i) $20.0 million and (ii) 85% of the appraised orderly liquidation value of eligible trucks minus (d) such customary reserves as the Administrative Agent may establish from time to time in accordance with the terms of the DIP Credit Agreement.  We had $17.9 million of outstanding standby letters of credit at May 3, 2010.  There were no outstanding borrowings under the Revolving Credit Facility.

Proceeds from the DIP Credit Agreement may be used (i) for operating expenses, working capital and other general corporate purposes (including for the payment of the fees and expenses incurred in connection with the DIP Credit Agreement and the transactions contemplated therein and the cases pending under Chapter 11), and (ii) to repay in full the obligations outstanding under the prepetition Credit Agreement. On the Effective date, $45.0 million under the Term Loan Facility was funded and used to repay in full the obligations outstanding under the prepetition Credit Agreement of approximately $40.3 million, and that Credit Agreement was terminated.  After that repayment and after deducting certain fees and expenses in connection with entering into the DIP Credit Facility, we received net cash proceeds of approximately $3.7 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

At our option, borrowings under the DIP Credit Facility may be obtained from time to time at LIBOR or the applicable domestic rate (“CB Floating Rate”) which shall be the greater of (x) the interest rate per annum publicly announced from time to time by the Administrative Agent as its prime rate and (y) the interest rate per annum equal to the sum of 1.0% per annum plus the adjusted LIBOR rate for a one-month interest period. The applicable margin on (i) the Revolving Credit Facility is 2.50% for borrowings bearing interest at the CB Floating Rate and 3.50% for borrowings bearing interest at the LIBOR rate and (ii) the Term Loan Facility is 4.25% for borrowings bearing interest at the CB Floating Rate and 5.25% for borrwings bearing interest at the LIBOR rate (subject to a LIBOR floor of 2.0% per annum under the Term Loan Facility only).  Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR borrowings under the Revolving Credit Facility (other than an issued and outstanding letter of credit in the face amount of $3.5 million which bears interest at a rate per annum equal to 7.25%), a fronting fee equal to 0.20% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  We also will pay a commitment fee on undrawn amounts under the Revolving Credit Facility in an amount equal to 0.75% per annum.  Effective immediately upon any event of default, all outstanding borrowings and the amount of all other obligations owing under the DIP Credit Agreement will bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such borrowings or other obligations.

The DIP Credit Agreement is scheduled to mature on May 3, 2011, which date may be extended by three months to July 3, 2011 so long as certain conditions are satisfied or waived (the “Termination Date”).  Borrowings are due and payable in full on the Termination Date.  Outstanding borrowings under the DIP Credit Agreement are prepayable without penalty. There are mandatory prepayments of principal in connection with (i) the incurrence of certain indebtedness and certain equity issuances and (ii) certain non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation), with customary reinvestment provisions for asset sales.  Mandatory prepayments are to be applied first to repay outstanding borrowings under the Revolving Credit Facility with a corresponding permanent reduction in commitments under the Revolving Credit Facility, and then to repay borrowings under the Term Loan Facility.

The DIP Credit Agreement requires us to maintain certain financial covenants. These covenants include the maintenance of a minimum cumulative earnings before income taxes, depreciation, amortization and restructuring costs (“EBITDAR”), excluding Superior, tested on a monthly basis beginning May 31, 2010. The cumulative EBITDAR threshold as of May 31, 2010 is approximately $0.2 million and as of June 30, 2010 is approximately $2.0 million. We also must not exceed established cumulative capital expenditure thresholds tested on a quarterly basis, excluding Superior. For the period from May 1, 2010 to June 30, 2010 our cumulative capital expenditures must be less than approximately $1.5 million.  We must maintain minimum availability under the Revolving Credit Facility of $3.0 million at all times.

The DIP Credit Agreement requires us and our subsidiaries to comply with customary affirmative and negative covenants. Such affirmative covenants require us and our subsidiaries, among other things, to preserve corporate existence, comply with laws, conduct business in the ordinary course and consistent with past practices, pay tax obligations, maintain insurance, provide access to the Administrative Agent and lenders to property and information, conduct update calls with the Administrative Agent and lenders to discuss the business performance and other issues the Administrative Agent may reasonably request, maintain properties in good working order and maintain all rights, permits, licenses and approvals and intellectual property with respect to their businesses, provide additional collateral and guaranties for property and subsidiaries formed or acquired after the Effective Date, maintain cash in approved deposit accounts subject to account control agreements, comply with their respective obligations under leases and notify the Administrative Agent upon taking possession of any new leased premises, pay or discharge their respective post-petition tax and contractual obligations, and comply with certain post-closing obligations with respect to deposit accounts and real property, in each case, subject to thresholds and exceptions as set forth in the DIP Credit Agreement.

Restrictions imposed through the negative covenants impact our ability and the abilities of our subsidiaries to, among other things, incur debt, create liens or permit liens to exist, engage  in mergers and acquisitions, conduct  asset sales or dispositions of property, make dividends and other payments in respect of capital stock, prepay or cancel certain indebtedness, change lines of business, make investments, loans and other advances, enter into speculative hedging arrangements, engage in transactions with affiliates, enter into restrictive agreements and amend organizational documents or the terms of any subordinated debt, enter into non-ordinary course operating leases or engage in sale/leaseback transactions and create or permit to exist any superpriority claim or any lien on any collateral which is pari passu or senior to claims of the Administrative Agent or the lenders in each case, subject to thresholds and exceptions as set forth in the DIP Credit Agreement.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The DIP Credit Agreement contains customary events of default, including:  nonpayment of principal, interest and other fees or other amounts after stated grace periods; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcy and liquidation events of affiliates of ours which are not Debtors (the “Non-Filers”) or the exercise by any creditor of any remedies against any Non-Filer unless such Non-Filer seeks protection under applicable bankruptcy, insolvency or reorganization law after a stated grace period; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA”; actual or asserted invalidity of any guarantee, security document or non-perfection of security interest; a change in control (as defined in the DIP Credit Agreement); and customary bankruptcy-related events of default, including appointment of a trustee, failure to comply with the Interim Order or Final Order, as applicable, or failure of the Interim Order or Final Order to remain in full force and effect, prepayment of certain pre-petition indebtedness, and the failure of the Debtors to meet certain milestones with respect to a plan of reorganization as set forth in the DIP Credit Agreement.

All obligations under the DIP Credit Agreement are (a) unconditionally guaranteed by all of our existing and future U.S. subsidiaries (other than Superior and its direct and indirect subsidiaries), (b) subject to the Interim Order, constitute an allowed administrative expense claim entitled to the benefits of Bankruptcy Code Section 364(c)(1) having superpriority over any and all administrative expenses of the kind specified in Bankruptcy Code Sections 503(b) or 507(b), and (c) subject to the Interim Order, are secured by (i) pursuant to Bankruptcy Code Section 346(c)(2) in the case of the debtors, a first priority perfected lien (subject to certain exceptions) in our and the Guarantors’ present and after-acquired property, not subject to a valid, perfected and non-avoidable lien on the date of filing of the Chapter 11 Cases, excluding (x) 34% of the issued and outstanding stock of new or existing foreign subsidiaries, (y) the equity and assets of Superior and its direct and indirect subsidiaries, and (z) certain other excluded collateral as set forth in the related pledge and security agreement (collectively, the “Excluded Collateral”) and (ii)  pursuant to Bankruptcy Code Section 364(c)(3) in the case of the debtors, a perfected junior lien on all present and after-acquired property that is otherwise subject to a valid, perfected and non-avoidable lien on the date of filing of the Chapter 11 Cases or a valid lien perfected after the date of filing of the Chapter 11 Cases, excluding, in all cases, the Excluded Collateral.

Senior Secured Credit Facility

Prior to the payoff of our senior secured credit facility on May 3, 2010, we entered into two separate amendments to the Credit Agreement, one in February 2010 and the other in March 2010, that provided additional short term liquidity. The February 2010 amendment provided for (i) a permanent waiver by the lenders of any default or event of default arising under the Credit Agreement as a result of our delivery of our 2009 fiscal year financials with a report from our independent registered public accounting firm containing an explanatory paragraph with their conclusion regarding substantial doubt about our ability to continue as a going concern and (ii) a temporary waiver by the lenders through April 30, 2010, of any default or event of default arising under the Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8⅜% Notes. Additionally the February 2010 amendment:

•
temporarily reduced the minimum availability trigger at which we were required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 from $25.0 million to (1) $22.5 million from the effective date of the amendment through March 10, 2010 and (2) $20.0 million thereafter through April 30, 2010, but in each case that trigger would have reverted to $25.0 million upon the earlier of (a) our delivery of notice to the lenders of our intent to make payment on the 8⅜% Notes or any other subordinated debt and (b) May 1, 2010;

•	reduced the size of our revolving credit facility from $150.0 million to $90.0 million;

•	implemented cash dominion by the lenders over the deposit accounts of us and the guarantors under the Credit Agreement, subject to exceptions for specific accounts and threshold dollar amounts;

•	modified the borrowing base formula to include a $20.0 million cap on the value of concrete trucks and mixing drums that could have been included in the borrowing base;

•	increased the pricing on drawn revolver;

•	required us to report our borrowing base on a weekly, rather than monthly, basis;

•	waived our solvency representation and warranty through April 30, 2010;

•	permitted us to prepay or redeem the 8⅜% Notes with the proceeds of permitted subordinated debt and/or an equity issuance, but not cash;

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

•
modified certain restrictions on the operation of our business by, among other things, (i) eliminating the general restricted payments, lien and investment baskets; (ii) adding new restrictions on our ability to sell or incur liens on certain assets, including owned real property of our company and our subsidiaries; (iii) adding restrictions on our ability to form, acquire or enter into any new joint venture or partnership or create any new foreign subsidiary; (iv) reducing the basket for permitted debt of Superior from $20.0 million to $17.5 million; (v) limiting investments by our company and our subsidiaries in Superior to $2.25 million in any fiscal quarter and $5.0 million for the remaining term of the Credit Agreement; and (vi) limiting our ability to consummate permitted acquisitions and incur or assume debt at the time the acquisition is consummated; and

•
added a new event of default under the Credit Agreement if we or any of our subsidiaries contested the enforceability of the subordination provisions relating to the 8⅜% Notes or any other subordinated debt, or if such debt failed to remain subordinated to the Credit Agreement.

The principal terms amended in the March 2010 amendment were:

•	further reduced the facility size from $90.0 million to $60.0 million;

•	increased the pricing on drawn revolver;

•	provided that the 2.00% default rate was to increase by an additional 1.00% at the end of each successive 30-day period for which the default rate was in effect;

•
temporarily reduced the minimum availability trigger at which we were required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 from $20.0 million to $1.5 million until the earliest to occur of (i) April 30, 2010 and (ii) our making of (or delivery of notice to the lenders of its intent to make) any interest payment on the 8⅜% Notes;

•	modified the negative debt covenant to prevent us and our subsidiaries from incurring certain indebtedness, subject to certain carve outs and thresholds; and

•
granted to the administrative agent, on behalf of the lenders, a first priority security interest in certain previously excluded collateral, including any of our and our subsidiaries owned real estate assets (other than Superior and its direct and indirect subsidiaries) with a net book value of greater than $100,000.

At March 31, 2010, we had borrowings of $26.3 million and outstanding letters of credit of approximately $18.0 million under the Credit Agreement.  The balances outstanding on May 3, 2010 were paid in full with funds obtained under our DIP Credit Agreement.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% Notes.  In July 2006, we issued $85 million of additional 8⅜% Notes.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.

On April 1, 2010, we were obligated to make semi-annual interest payments on the 8⅜% Notes aggregating approximately $11.4 million which we did not make.  Under the indenture relating to the 8⅜% Notes, an event of default would have occurred if we failed to make the payment of interest on the 8⅜% Notes when due and that failure continued for a period of 30 days.  If such an event of default occurred and continued, the trustee or the holders of 25% or more in aggregate principal amount of the 8⅜% Notes then outstanding could have accelerated our obligation to repay the 8⅜% Notes, together with accrued and unpaid interest.  Under the terms of the Credit Agreement, an event of default under the indenture would have also constituted an event of default under the Credit Agreement, and would have given rise to the right of the lenders under the Credit Agreement to immediately accelerate the maturity of the debt outstanding under the Credit Facility.  As discussed in Note 2, we reached an agreement with a substantial majority of the holders of the 8⅜% Notes on the terms of a comprehensive debt restructuring plan prior to April 30, 2010, the date an event of default would have occurred for non-payment of interest.  The Plan, under protection of Chapter 11, provides that the holders of the 8⅜% Notes would exchange their 8⅜% Notes for equity in our reorganized company.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of the 8⅜% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open market transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased.  During the quarter ended June 30, 2009, we purchased an additional $5.0 million principal amount of the 8⅜% Notes for approximately $2.0 million. This resulted in a gain of approximately $2.9 million in April 2009, after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased. We used cash on hand and borrowings under our Credit Agreement to fund these transactions. These purchases reduced the amount outstanding under the 8⅜% Notes by $12.4 million, reduced our interest expense by approximately $0.7 million in 2009 and were expected to reduce our interest expense by approximately $0.9 million on an annual basis thereafter.

All of our subsidiaries, excluding Superior and minor subsidiaries, jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% Notes.

Superior Credit Facility and Subordinated Debt

Superior has a separate credit agreement that provides for a revolving credit facility (the “Superior Credit Agreement”).  Effective April 1, 2010, the Superior Credit Agreement was amended and restated under which borrowings of up to $15.0 million may become available, which amount includes a $5.0 million letter of credit subfacility. The Superior Credit Agreement is secured by substantially all the assets of Superior.  The Superior Credit Agreement is scheduled to mature on September 30, 2010.  Based on this maturity date, the amounts outstanding under the credit agreement are classified as current at March 31, 2010. Availability of borrowings is subject to a borrowing base of net receivables, inventory and machinery and equipment, and in certain circumstances letters of credit, in each case, subject to the eligibility criteria set forth in the Superior Credit Agreement.

Borrowings under the Superior Credit Agreement are subject to interest at our election of LIBOR plus 5.00% (subject to a 1.00% floor) or a domestic prime rate plus 3.00% (subject to a floor of 2.5%).  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the revolving credit facility.

Superior and each of Superior’s existing and future subsidiaries, if any, have guaranteed the repayment of all amounts owing under the Superior Credit Agreement.  The Superior Credit Agreement contains covenants substantially the same as under the previous credit agreement restricting, among other things, Superior’s and its subsidiaries’ distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior’s capital expenditures and will require them to maintain compliance with a minimum EBITDA level as of the end of each fiscal quarter. During the trailing 12 months ended March 31, 2010, Superior was in compliance with these covenants. The Superior Credit Agreement provides that specified change-of-control events, as well as, among others,  customary payment and covenant defaults, breach of material representations and warranties, impairment of collateral or guarantees, cross-default to certain material indebtedness, judgments in excess of a threshold amount, certain ERISA events, and certain bankruptcy events, would constitute events of default.

As a condition precedent to the initial advance under the Superior Credit Agreement, U.S. Concrete Inc. and the Edw. C. Levy Co. were required to fund $3.6 million to Superior in the form of cash equity contributions, representing a prefunding of the respective obligations under certain support letters entered into in connection with the previous Superior Credit Agreement for the period from January 1, 2010 through September 30, 2010. Our portion of this cash obligation was $1.1 million. Additionally, we made capital contributions in the amount of $2.6 million in lieu of payment of related party payables during the first quarter of 2010. In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million in lieu of payment of related party payables. Additionally, the minority partner, Edw. C. Levy Co., provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009.  The subordinated debt with U.S. Concrete was eliminated in consolidation.  There was no interest due on each note, and each note was scheduled to mature on May 1, 2011. During the third quarter of 2009, U.S. Concrete and, Edw. C. Levy Co., converted the subordinated debt capital into capital contributions to Superior.  There can be no assurance that U.S. Concrete and Edw. C. Levy Co. will not have to make additional cash equity contributions to Superior to finance its working capital requirements and fund its cash operating losses if they are greater than anticipated.

As of March 31, 2010, there was $5.2 million in outstanding revolving credit borrowings under the Superior Credit Agreement, and the remaining amount of the available credit was approximately $1.4 million. Letters of credit outstanding at March 31, 2010 were $3.0 million, which reduced the amount available under the revolving credit facility.

7.    INCOME TAXES

There were no income tax payments made during the first three months of 2009 and approximately $20,000 paid during the first quarter of 2010.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In accordance with generally accepted accounting principles (“GAAP”), we estimate the effective tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, which may vary in subsequent interim periods if our estimates change.  For the three months ended March 31, 2010, we applied a valuation allowance against certain of our deferred tax assets, including net operating loss carryforwards, which reduced our effective benefit rate from the statutory rate. In accordance with U.S. GAAP, a valuation allowance is required unless it is more likely than not that future taxable income or the reversal of deferred tax liabilities will be sufficient to recover deferred tax assets. In addition, certain state taxes are calculated on bases different than pre-tax loss.  This results in recording income tax expense for these states, which also lowered the effective rate for the three months ended March 31, 2010 compared to the statutory rate.

8.    STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	March 31, 2010	December 31, 2009
Shares authorized	60,000	60,000
Shares outstanding at end of period	37,433	37,558
Shares held in treasury	673	552

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which were issued or outstanding as of March 31, 2010 and December 31, 2009.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 121,000 shares during the three months ended March 31, 2010, at a total value of approximately $0.1 million and we accounted for the withholding of these shares as treasury stock.

9.    SHARES USED IN COMPUTING NET LOSS PER SHARE

The following table summarizes the number of shares (in thousands) of common stock we have used, on a weighted-average basis, in calculating basic and diluted net loss per share attributable to stockholders:

	Three Months Ended March 31,
	2010	2009
Basic weighted average common shares outstanding	36,630	36,844
Effect of dilutive stock options and awards	—	—
Diluted weighted average common shares outstanding	36,630	36,844

For the three month periods ended March 31, we excluded stock options and awards covering 2.3 million shares in 2010 and 3.5 million shares in 2009 from the computation of net loss per share because their effect would have been antidilutive.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In May 2010, we entered into a settlement agreement for approximately $1.6 million related to four consolidated class actions pending in Alameda Superior Court (California), which is subject to approval by the Bankruptcy Court.  The original class actions were filed between April 6, 2007 and September 27, 2007 on behalf of various Central Concrete Supply Co., Inc. (“Central”) ready-mixed concrete and transport drivers, alleging primarily that Central, which is one of our subsidiaries, failed to provide meal and rest breaks as required under California law. We previously entered into settlements with one of the classes and a number of individual drivers. The approximate $1.6 million settlement is included in accrued liabilities on our condensed consolidated balance sheet as of March 31, 2010.

In May 2008, we received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of our allocable share of the minimum funding deficiency.  We have been evaluating several options to minimize our exposure, including transferring our assets and liabilities into another plan.  In April 2010, the multi-employer pension plan filed a civil complaint to collect approximately $1.8 million for this minimum funding deficiency. We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands, because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

Currently, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2010.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2010.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $53.3 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and mining permits.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue:
Ready-mixed concrete and concrete-related products	$80,371	$106,997
Precast concrete products	12,426	13,508
Inter-segment revenue	(2,531)	(3,205)
Total revenue	$90,266	$117,300

Segment Operating Income (Loss):
Ready-mixed concrete and concrete-related products	$(11,948)	$(5,245)
Precast concrete products	(881)	(9)
Gain on purchases of senior subordinated notes	—	4,493
Unallocated overhead and other income	506	807
Corporate:
Selling, general and administrative expenses	(7,222)	(4,959)
Gain (loss) on sale of assets	—	(1)
Interest expense, net	(6,790)	(6,768)
Profit (loss) from continuing operations before income taxes and non-controlling interest	$(26,335)	$(11,682)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$5,470	$6,223
Precast concrete products	668	727
Corporate	604	506
Total depreciation, depletion and amortization	$6,742	$7,456

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$2,248	$6,627
Precast concrete products	199	39
Total capital expenditures	$2,447	$6,666

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Three Months Ended March 31,
	2010	2009
Revenue by Product:
Ready-mixed concrete	$69,536	$95,504
Precast concrete products	12,494	13,559
Building materials	1,623	1,814
Aggregates	2,412	3,427
Other	4,201	2,996
Total revenue	$90,266	$117,300

	As of March 31, 2010	As of December 31, 2009
Identifiable Assets:
Ready-mixed concrete and concrete-related products	$200,296	$203,681
Precast concrete products	23,666	23,496
Corporate	12,148	12,740
Total identifiable assets	$236,110	$239,917

12.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an update that removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated.  This change removes potential conflicts with SEC requirements.  The adoption did not have an impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued authoritative guidance, which provides additional guidance on measuring the fair value of liabilities. This guidance reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date. This guidance became effective October 1, 2009. This guidance did not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued the FASB Accounting Standard Codification™ (the “Codification”).  The Codification becomes the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The codification establishes one level of authoritative U.S. GAAP. All other literature is considered non-authoritative. This Statement was effective for our financial statements issued during the quarter ended September 30, 2009. As a result, references to authoritative accounting literature in our financial statement disclosures are referenced in accordance with the Codification.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities (“VIE”) that  changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance related to interim disclosures about fair value of financial instruments. The guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information. This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance in the quarter ended June 30, 2009. There was no impact on our condensed consolidated financial statements, as the guidance relates only to additional disclosures. The required disclosure is included in Note 6 to our condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

13.  STOCKHOLDER RIGHTS PLAN

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

14.   FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding Superior and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt.  We directly or indirectly own 100% of each subsidiary guarantor.  The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, Inc., the parent company and its subsidiary guarantors (including minor subsidiaries), Superior and our consolidated company, as of March 31, 2010 and December 31, 2009 and for the three month periods ended March 31, 2010 and 2009.

The condensed consolidating balance sheet as of December 31, 2009 has been revised to reduce investment in subsidiaries by $5.6 million and eliminate non-controlling interest in the same amount that was previously recorded in the accounts of the Subsidiary Guarantors.  Corresponding revisions of $5.6 million were also made to the eliminations column.  These revisions had no impact on the Parent, Superior, or consolidated columns in the condensed consolidating balance sheet as of December 31, 2009. The condensed consolidating statement of operations for the three months ended March 31, 2009 has also been revised to reduce equity loss in subsidiary by $1.6 million and eliminate net loss attributable to non-controlling interest in the same amount that was previously recorded in the accounts of the Subsidiary Guarantors.   Corresponding revisions of $1.6 million were also made to the eliminations column. These revisions had no impact on the Parent, Superior, or consolidated columns in the condensed consolidating statements of operations for the three months ended March 31, 2009.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)
Condensed Consolidating Balance Sheet
As of March 31, 2010:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,978	$19	$—	$3,997
Trade accounts receivable, net.	—	60,750	4,306	—	65,056
Inventories	—	29,325	3,331	—	32,656
Deferred income taxes	—	8,417	—	—	8,417
Prepaid expenses	—	5,144	1,334	—	6,478
Other current assets	1,969	5,568	59	—	7,596
Total current assets	1,969	113,182	9,049	—	124,200
Property, plant and equipment, net	—	216,782	19,328	—	236,110
Goodwill	—	14,063	—	—	14,063
Investment in subsidiaries	271,565	9,750	—	(281,315)	—
Other assets	5,614	1,653	43	—	7,310
Total assets	$279,148	$355,430	$28,420	$(281,315)	$381,683

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$1,863	$1,224	$5,811	$—	$8,898
Accounts payable	—	39,532	1,817	—	41,349
Accrued liabilities	13,262	31,722	4,506	—	49,490
Total current liabilities	15,125	72,478	12,134	—	99,737
Long-term debt, net of current maturities	298,141	616	—	—	298,757
Other long-term obligations and deferred credits	6,461	610	—	—	7,071
Deferred income taxes	—	10,161	—	—	10,161
Total liabilities	319,727	83,865	12,134	—	415,726

Equity (Deficit):
Common stock	38	—	—	—	38
Additional paid-in capital	268,785	541,101	48,958	(590,059)	268,785
Retained deficit	(306,049)	(269,536)	(32,672)	302,208	(306,049)
Treasury stock, at cost	(3,353)	—	—	—	(3,353)
Total stockholders’ equity (deficit)	(40,579)	271,565	16,286	(287,851)	(40,579)
Non-controlling interest	—	—	—	6,536	6,536
Total equity	(40,579)	271,565	16,286	(281,315)	(34,043)
Total liabilities and equity (deficit)	$279,148	$355,430	$28,420	$(281,315)	$381,683

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

 (Unaudited)
Condensed Consolidating Statement of Operations
Three months ended March 31 2010:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)

Revenue	$–	$86,128	$4,138	$–	$90,266
Cost of goods sold before depreciation, depletion and amortization	–	80,773	6,082	–	86,855
Selling, general and administrative expenses	–	15,384	1,111	–	16,495
Depreciation, depletion and amortization	–	6,156	586	–	6,742
(Gain) loss on sale of assets	–	51	–	–	51
Loss from operations	–	(16,236)	(3,641)	–	(19,877)
Interest expense, net	6,663	21	106	–	6,790
Other income, net	–	285	47	–	332
Loss before income taxes	(6,663)	(15,972)	(3,700)	–	(26,335)
Income tax expense (benefit)	(2,332)	2,701	39	–	408
Equity losses in subsidiary	(20,916)	(2,243)	–	23,159	–
Net loss	(25,247)	(20,916)	(3,739)	23,159	(26,743)
Net loss attributable to non-controlling interest	–	–	–	1,496	1,496
Net loss attributable to stockholders	$(25,247)	$(20,916)	$(3,739)	$24,655	$(25,247)

1Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2010:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(10,546)	$7,778	$(6,405)	$–	$(9,173)
Net cash used in investing activities	–	(2,189)	(79)	–	(2,268)
Net cash provided by (used in) financing activities	10,546	(5,581)	6,244	–	11,209
Net increase (decrease) in cash and cash equivalents	–	8	(240)	–	(232)
Cash and cash equivalents at the beginning of the period	–	3,970	259	–	4,229
Cash and cash equivalents at the end of the period	$–	$3,978	$19	$–	$3,997

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Condensed Consolidating Balance Sheet As of December 31, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,970	$259	$—	$4,229
Trade accounts receivable, net.	—	67,021	7,830	—	74,851
Inventories	—	27,459	3,501	—	30,960
Deferred income taxes	—	7,847	—	—	7,847
Prepaid expenses	—	3,361	368	—	3,729
Other current assets	—	5,876	1,097	—	6,973
Total current assets	—	115,534	13,055	—	128,589
Property, plant and equipment, net	—	220,082	19,835	—	239,917
Goodwill	—	14,063	—	—	14,063
Investment in Subsidiaries	281,664	8,273	—	(289,937)	—
Other assets	4,867	1,672	52	—	6,591
Total assets	$286,531	$359,624	$32,942	$(289,937)	$389,160

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$860	$1,245	$5,768	$—	$7,873
Accounts payable	—	30,768	6,910	—	37,678
Accrued liabilities	6,584	35,533	6,440	—	48,557
Total current liabilities	7,444	67,546	19,118	—	94,108
Long-term debt, net of current maturities	288,529	140	—	—	288,669
Other long-term obligations and deferred credits	6,300	616	—	—	6,916
Deferred income taxes	—	9,658	—	—	9,658
Total liabilities	302,273	77,960	19,118	—	399,351

Equity (Deficit):
Common stock	38	—	—	—	38
Additional paid-in capital	268,306	530,284	42,757	(573,041)	268,306
Retained deficit	(280,802)	(248,620)	(28,933)	277,553	(280,802)
Treasury stock, at cost	(3,284)	—	—	—	(3,284)
Total stockholders’ equity (deficit)	(15,742)	281,664	13,824	(295,488)	(15,742)
Non-controlling interest	—	—	—	5,551	5,551
Total equity	(15,742)	281,664	13,824	(289,937)	(10,191)
Total liabilities and equity (deficit)	$286,531	$359,624	$32,942	$(289,937)	$389,160

1 Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)
Condensed Consolidating Statement of Operations Three months ended March 31, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Revenue	$–	$111,977	$5,323	$–	$117,300
Cost of goods sold before depreciation, depletion and amortization	–	96,516	7,006	–	103,522
Selling, general and administrative expenses	–	14,908	1,170	–	16,078
Depreciation, depletion and amortization	–	6,500	956	–	7,456
Loss from operations	–	(5,947)	(3,809)	–	(9,756)
Interest income	3	3	–	–	6
Interest expense	6,594	59	121	–	6,774
Gain on purchase of senior subordinated notes	4,493	–	–	–	4,493
Other income, net	–	321	28	–	349
Loss before income taxes	(2,098)	(5,682)	(3,902)	–	(11,682)
Income tax provision (benefit)	(734)	22	75	–	(637)
Equity losses in subsidiary	(8,090)	(2,386)	–	10,476	–
Net loss	(9,454)	(8,090)	(3,977)	10,476	(11,045)
Net loss attributable to non-controlling interest	–	–	–	1,591	1,591
Net loss attributable to stockholders	$(9,454)	$(8,090)	$(3,977)	$12,067	$(9,454)

1Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2009:	U.S. Concrete Parent	Subsidiary Guarantors[1]	Superior Materials Holdings, LLC	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$5,682	$10,530	$(6,081)	$–	$10,131
Net cash provided by (used in) investing activities	–	(5,487)	310	–	(5,177)
Net cash provided by (used in) financing activities	(5,682)	610	5,137	–	65
Net increase (decrease) in cash and cash equivalents	–	5,653	(634)	–	5,019
Cash and cash equivalents at the beginning of the period	–	4,685	638	–	5,323
Cash and cash equivalents at the end of the period	$–	$10,338	$4	$–	$10,342

1 Including minor subsidiaries without operations or material assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion which express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from the forward-looking statements in the following discussion as a result of a variety of factors, including the risks and uncertainties we have referred to under the headings “Risk Factors” in Item 1A of Part I in the 2009 Form 10-K and in Item 1A of Part II of this report, and “—Risks and Uncertainties” below. For a discussion of our commitments not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part I in the 2009 Form 10-K. We assume no obligation to update these forward-looking statements, except as required by applicable law.

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

Overview

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

Since the middle of 2006, the United States building materials construction market has become increasingly challenging.  Currently, the construction industry, particularly the ready-mixed concrete industry, is characterized by significant overcapacity, fierce competitive activity and rapidly declining sales volumes.  From 2007 through 2009, we have implemented a variety of cost reduction initiatives, including workforce reductions, plant idling, rolling stock dispositions and divestitures of nonperforming business units to reduce structural costs.

Despite these initiatives in 2007, 2008 and 2009, our business was severely affected by the steep decline in single-family home starts in the U.S. residential construction markets, the turmoil in the global credit markets and the U.S. economic downturn.  These conditions have had a dramatic impact on demand for our products in each of the last three years and into the first quarter of 2010.  During 2007, 2008 and 2009, single family home starts declined significantly, and commercial construction activity, which has been negatively affected by the credit crisis and U.S. economic downturn, is expected to be weaker in our markets in 2010.  Sales volumes in our precast operations have also been significantly affected due to the dramatic downturn in residential construction.  We have experienced product pricing pressure and expect ready-mixed concrete pricing to decline in 2010 compared to 2009 in most of our markets, which will have a negative effect on our gross margins.

In response to our protracted, declining sales volumes, we expanded our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits.  We also continued to significantly scale back capital investment expenditures.

Nonetheless, the continued weakening economic conditions, including ongoing softness in residential construction, further reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, placed significant stress on our liquidity position.  Our liquidity position deteriorated further in the first quarter of 2010 due to severe inclement weather limiting our ability to manufacture and distribute our products.  In response, we entered into two separate amendments to our Senior Secured Credit Agreement (“Credit Agreement”), one during February 2010 and the other during March 2010, to provide additional short-term liquidity. The February 2010 amendment provided for, among other things, a temporary waiver by the lenders through April 30, 2010, of any default or event of default arising under the Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8⅜% Senior Subordinated Notes due 2014 (the “8⅜% Notes”). These amendments are described in more detail under “Liquidity and Capital Resources – Senior Secured Credit Facility” and in Note 6.

We were obligated to make semi-annual interest payments on the 8⅜% Notes aggregating approximately $11.4 million on April 1, 2010, which we did not make.  Under the indenture relating to the 8⅜% Notes, an event of default would have occurred if we failed to make any payment of interest on the 8⅜% Notes when due and that failure continued for a period of 30 days, or April 30, 2010.  If such an event of default occurred, the trustee or the holders of 25% or more in aggregate principal amount of the 8⅜% Notes then outstanding could have accelerated our obligation to repay the 8⅜% Notes, together with accrued and unpaid interest.  Under the terms of the Credit Agreement, an event of default under the 8⅜% Notes indenture would have also constituted an event of default under the Credit Agreement, and would have given rise to the right of our lenders under the Credit Agreement to immediately accelerate the maturity of the debt outstanding under the Credit Agreement.

As previously announced, we retained legal and financial advisors to assist us in reviewing the strategic and financing alternatives available to us. We also engaged in discussions with the holders of our 8⅜% Notes (“the Noteholders”) regarding a permanent restructuring of our capital structure.

Chapter 11 Bankruptcy Filings and Plan of Reorganization

We reached an agreement with a substantial majority of the Noteholders on the terms of a comprehensive debt restructuring plan prior to April 30, 2010, the date an event of default would have occurred under the indenture relating to the 8⅜% Notes for non-payment of interest.  The proposed plan will reduce our subordinated debt by approximately $272 million. To implement the restructuring, on April 29, 2010, (the “Petition Date”), we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases are being jointly administered under the caption In re U.S. Concrete, Inc., et al., Case No. 10-11407 (the “Chapter 11 Cases”).  The restructuring does not involve Superior’s operations. The Debtors will continue to operate their businesses as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Subject to certain exceptions under Chapter 11 of the Bankruptcy Code (“Chapter 11”), the Debtors’ Chapter 11 filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. The filing of the Chapter 11 Cases triggered the acceleration of financial obligations under the terms of the Credit Agreement and the 8⅜% Notes.  The Debtors believe that any efforts to enforce the financial obligations under the Debt Documents are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

We also filed a Plan of Reorganization (the “Plan”) with the Bankruptcy Court on April 29, 2010, and are seeking expedited confirmation. The Plan provides that the holders of the 8⅜% Notes would exchange all their 8⅜% Notes for equity in our reorganized company. Existing shareholders would, upon emergence from Chapter 11, receive two tranches of warrants to acquire up to an aggregate total of 15% of the equity of our reorganized company. Exercise prices with respect to these warrants will be set and based on the value of the equity in the reorganized company reaching approximately $285.0 million and $335.0 million with respect to each tranche. The Plan also proposes all trade creditors will not be impaired and will be paid in full in the ordinary course.  A hearing is set for June 3, 2010 to approve the disclosure statement related to the Plan. The disclosure statement contains certain information about the Debtors’ prepetition operating and financial history and the events leading up to the commencement of the Bankruptcy Cases. The Disclosure Statement also describes the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, the manner in which distributions will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.  The holders of the 8⅜% Notes and other security holders (including our stockholders) are the only constituents deemed impaired and eligible to vote under the Plan. If approval is obtained, we then expect to move forward soliciting votes for our proposed Plan in an expedited manner with an anticipated timeline to complete the Chapter 11 process within 75 to 90 days from the Petition Date. However, there can be no assurance that the Plan will be confirmed in this time frame or in the manner proposed.

On April 29, 2010, the NASDAQ Stock Market (“NASDAQ”) notified us that, in accordance with NASDAQ’s Listing Rules 5101, 5110(b) and 1M-5101-1, our common stock will be delisted by NASDAQ and that trading of our common stock will be suspended at the opening of business on May 10, 2010. NASDAQ’s notice and determination followed our announcement that we and our subsidiaries had filed petitions under Chapter 11.  We do not plan to appeal NASDAQ’s determination to delist our common stock.  It is expected that our common stock will continue to be traded on an over-the-counter market. Trading in our common stock will be highly speculative as the trading may not be representative of the ultimate return to stockholders based on the Plan.

Debtors in Possession

The Debtors are currently operating as debtors in possession (“DIP”) under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  On April 30, 2010, the Bankruptcy Court signed a variety of “first day” orders. These orders included an interim order that will allow us to continue to pay general unsecured creditors in the ordinary course of business and an order to continue existing customer programs. Other orders that provide us the ability to continue to operate our business in the ordinary course without interruption, covered, among other things, employee wages and benefits, tax matters, insurance matters, and cash management. We also received authority, on an interim basis, to enter into an $80.0 million debtor-in-possession credit facility (the “Interim Order”) to fund operations as we move forward with our comprehensive debt restructuring and repay amounts due under the Credit Agreement in full. There is a hearing scheduled on May 21, 2010 to consider final approval of these orders.

We reported net losses in the last four years and currently anticipate losses for 2010.  This cumulative loss, in addition to our Chapter 11 Case, raises substantial doubt as to our ability to continue as a going concern for a period longer than the current fiscal year.  Our ability to continue as a going concern depends on the achievement of profitable operations and the success of our Plan of Reorganization, which includes restructuring of the 8⅜% Notes.  Until the completion of the Chapter 11 Case, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

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

As a result of the Chapter 11 filing, we are now required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including monthly operating reports in forms prescribed by Chapter 11. Such materials will be prepared according to requirements of Chapter 11. While we believe that these documents and reports will provide then-current information required under Chapter 11, they will be prepared only for the Debtors and, hence, certain operational entities will be excluded. In addition, they will be prepared in a format different from that used in our consolidated financial statements filed under the securities laws and they will be unaudited. Accordingly, we believe that the substance and format of those materials will not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court will not be prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

DIP Credit Agreement

Effective as of May 3, 2010 (the “Effective Date”), we and certain of our domestic subsidiaries (each individually a “Guarantor” and collectively, the “Guarantors”) entered into a Revolving Credit, Term Loan and Guarantee Agreement (the “DIP Credit Agreement”) which provides us with a debtor-in-possession term loan and revolving credit facility.

The DIP Credit Agreement provides for aggregate borrowings of up to $80.0 million, under facilities consisting of: (i) a $45.0 million term loan facility (the “Term Loan Facility”), the entire amount which was drawn on May 3, 2010, and (ii) a $35.0 million asset based revolving credit facility (the “Revolving Credit Facility”), of which up to $30.0 million was available on the Effective Date, after entry by the Bankruptcy Court of the Interim Order.  The remaining $5.0 million of availability under the Revolving Credit Facility is expected to become available upon entry by the Bankruptcy Court of a final order, provided that certain other conditions are satisfied or waived.  Up to $30.0 million of capacity under the Revolving Credit Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available under the Revolving Credit Facility.  Advances under the Revolving Credit Facility are limited by a borrowing base of (a) 85% of eligible accounts receivable plus (b) 85% of the appraised orderly liquidation value of eligible inventory plus (c) the lesser of (i) $20.0 million and (ii) 85% of the appraised orderly liquidation value of eligible trucks minus (d) such customary reserves as the Administrative Agent may establish from time to time in accordance with the terms of the DIP Credit Agreement.

Proceeds from the DIP Credit Agreement may be used (i) for operating expenses, working capital and other general corporate purposes (including for the payment of the fees and expenses incurred in connection with the DIP Credit Agreement and the transactions contemplated therein and the cases pending under Chapter 11, and (ii) to repay in full the obligations outstanding under the prepetition Credit Agreement. On the Effective date, $45.0 million under the Term Loan Facility was funded and used to repay in full the obligations outstanding under the prepetition Credit Agreement of approximately $40.3 million, and that Credit Agreement was terminated.  After that repayment and after deducting certain fees and expenses in connection with entering into the DIP Credit Facility, we received net cash proceeds of approximately $3.7 million.

At our option, borrowings under the DIP Credit Facility may be obtained from time to time at LIBOR or the applicable domestic rate (“CB Floating Rate”) which shall be the greater of (x) the interest rate per annum publicly announced from time to time by the Administrative Agent as its prime rate and (y) the interest rate per annum equal to the sum of 1.0% per annum plus the adjusted LIBOR rate for a one-month interest period. The applicable margin on (i) the Revolving Credit Facility is 2.50% for borrowings bearing interest at the CB Floating Rate and 3.50% for borrowings bearing interest at the LIBOR rate and (ii) the Term Loan Facility is 4.25% for borrowings bearing interest at the CB Floating Rate and 5.25% for borrwings bearing interest at the LIBOR rate (subject to a LIBOR floor of 2.0% per annum under the Term Loan Facility only).  Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR borrowings under the Revolving Credit Facility (other than an issued and outstanding letter of credit in the face amount of $3.5 million which bears interest at a rate per annum equal to 7.25%), a fronting fee equal to 0.20% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  We also will pay a commitment fee on undrawn amounts under the Revolving Credit Facility in an amount equal to 0.75% per annum.  Effective immediately upon any event of default, all outstanding borrowings and the amount of all other obligations owing under the DIP Credit Agreement will bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such borrowings or other obligations.

The DIP Credit Agreement is scheduled to mature on May 3, 2011, which date may be extended by three months to July 3, 2011 so long as certain conditions are satisfied or waived (the “Termination Date”).  Borrowings are due and payable in full on the Termination Date.  Outstanding borrowings under the DIP Credit Agreement are prepayable without penalty. There are mandatory prepayments of principal in connection with (i) the incurrence of certain indebtedness and certain equity issuances and (ii) certain non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation), with customary reinvestment provisions for asset sales.  Mandatory prepayments are to be applied first to repay outstanding borrowings under the Revolving Credit Facility with a corresponding permanent reduction in commitments under the Revolving Credit Facility, and then to repay borrowings under the Term Loan Facility.

The DIP Credit Agreement requires us to maintain certain financial covenants. These covenants include the maintenance of a minimum cumulative earnings before income taxes, depreciation, amortization and restructuring costs tested on a monthly basis beginning May 31, 2010. We also must not exceed established cumulative capital expenditure thresholds tested on a quarterly basis. We must maintain minimum availability under the Revolving Credit Facility of $3.0 million at all times.

The DIP Credit Agreement requires us and our subsidiaries to comply with customary affirmative and negative covenants. Such affirmative covenants require us and our subsidiaries, among other things, to preserve corporate existence, comply with laws, conduct business in the ordinary course and consistent with past practices, pay tax obligations, maintain insurance, provide access to the Administrative Agent and lenders to property and information, conduct update calls with the Administrative Agent and lenders to discuss the business performance and other issues the Administrative Agent may reasonably request, maintain properties in good working order and maintain all rights, permits, licenses and approvals and intellectual property with respect to their businesses, provide additional collateral and guaranties for property and subsidiaries formed or acquired after the Effective Date, maintain cash in approved deposit accounts subject to account control agreements, comply with their respective obligations under leases and notify the Administrative Agent upon taking possession of any new leased premises, pay or discharge their respective post-petition tax and contractual obligations, and comply with certain post-closing obligations with respect to deposit accounts and real property, in each case, subject to thresholds and exceptions as set forth in the DIP Credit Agreement.

Restrictions imposed through the negative covenants impact our ability and the abilities of our subsidiaries to, among other things, incur debt, create liens or permit liens to exist, engage  in mergers and acquisitions, conduct  asset sales or dispositions of property, make dividends and other payments in respect of capital stock, prepay or cancel certain indebtedness, change lines of business, make investments, loans and other advances, enter into speculative hedging arrangements, engage in transactions with affiliates, enter into restrictive agreements and amend organizational documents or the terms of any subordinated debt, enter into non-ordinary course operating leases or engage in sale/leaseback transactions and create or permit to exist any superpriority claim or any lien on any collateral which is pari passu or senior to claims of the Administrative Agent or the lenders, in each case, subject to thresholds and exceptions as set forth in the DIP Credit Agreement.

The DIP Credit Agreement contains customary events of default, including:  nonpayment of principal, interest and other fees or other amounts after stated grace periods; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcy and liquidation events of affiliates of ours which are not Debtors (the “Non-Filers”) or the exercise by any creditor of any remedies against any Non-Filer unless such Non-Filer seeks protection under applicable bankruptcy, insolvency or reorganization law after a stated grace period; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA”; actual or asserted invalidity of any guarantee, security document or non-perfection of security interest; a change in control (as defined in the DIP Credit Agreement); and customary bankruptcy-related events of default, including appointment of a trustee, failure to comply with the Interim Order or Final Order, as applicable, or failure of the Interim Order or Final Order to remain in full force and effect, prepayment of certain pre-petition indebtedness, and the failure of the Debtors to meet certain milestones with respect to a plan of reorganization as set forth in the DIP Credit Agreement.

All obligations under the DIP Credit Agreement are (a) unconditionally guaranteed by the all of our existing and future U.S. subsidiaries (other than Superior and its direct and indirect subsidiaries), (b) subject to the Interim Order, constitute an allowed administrative expense claim entitled to the benefits of Bankruptcy Code Section 364(c)(1) having superpriority over any and all administrative expenses of the kind specified in Bankruptcy Code Sections 503(b) or 507(b), and (c) subject to the Interim Order, are secured by (i) pursuant to Bankruptcy Code Section 346(c)(2) in the case of the debtors, a first priority perfected lien (subject to certain exceptions) in our and the Guarantors’ present and after-acquired property, not subject to a valid, perfected and non-avoidable lien on the date of filing of the Chapter 11 Cases, excluding (x) 34% of the issued and outstanding stock of new or existing foreign subsidiaries, (y) the equity and assets of Superior and its direct and indirect subsidiaries, and (z) certain other excluded collateral as set forth in the related pledge and security agreement (collectively, the “Excluded Collateral”) and (ii)  pursuant to Bankruptcy Code Section 364(c)(3) in the case of the debtors, a perfected junior lien on all present and after-acquired property that is otherwise subject to a valid, perfected and non-avoidable lien on the date of filing of the Chapter 11 Cases or a valid lien perfected after the date of filing of the Chapter 11 Cases, excluding, in all cases, the Excluded Collateral.

Liquidity and Capital Resources

Our primary short-term liquidity needs consist of financing seasonal working capital requirements, servicing indebtedness, and purchasing property and equipment. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods.  Generally, in the fourth quarter of each year, our working capital borrowings decline and are at their lowest annual levels in the first quarter of the following year. As a result of the challenging and prolonged economic and industry conditions, we anticipate using net cash in our operating activities for all of 2010. In response to the protracted, declining sales volumes, we have expanded our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits.  We have also continued to scale back capital investment expenditures in order to maintain liquidity.

The principal factors that could adversely affect the amount of and availability of our internally generated funds include:

•	further deterioration of revenue because of weakness in the markets in which we operate;

•	further decline in gross margins due to shifts in our project mix or increases in the cost of our raw materials;

•
any deterioration in our ability to collect our accounts receivable from customers as a result of further weakening in residential and other construction demand or as a result of payment difficulties experienced by our customers; and

•	impacts on our business operations resulting from the commencement of the Chapter 11 cases.

The following key financial measurements reflect our financial position and capital resources as of March 31, 2010 and December 31, 2009 (dollars in thousands):
	March 31, 2010	December 31, 2009

Cash and cash equivalents	$3,997	$4,229
Working capital	$24,463	$34,481
Total debt	$307,655	$296,542

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

DIP Credit Agreement

As discussed above and Note 6 to these financial statements, we entered into the DIP Credit Agreement on May 3, 2010 that provides for aggregate borrowings of up to $80.0 million, under facilities consisting of: (i) a $45.0 million Term Loan Facility, the entire amount which was drawn on May 3, 2010, and (ii) a $35.0 million asset based Revolving Credit Facility, of which up to $30.0 million was available on May 3, 2010, after entry by the Bankruptcy Court of the Interim Order.  The remaining $5.0 million of borrowing availability under the Revolving Credit Facility is expected to become available upon entry by the Bankruptcy Court of the Final Order approving the DIP Credit Agreement.  We believe that this facility will provide us with sufficient liquidity to finance our operations in the ordinary course as we seek confirmation of the Plan.

Senior Secured Credit Facility

Prior to the payoff of our senior secured credit facility on May 3, 2010, we entered into two separate amendments to the Credit Agreement, one in February 2010 and the other in March 2010, that provided additional short term liquidity. The February 2010 amendment provided for (i) a permanent waiver by the lenders of any default or event of default arising under the Credit Agreement as a result of our delivery of our 2009 fiscal year financials with a report from our independent registered public accounting firm containing an explanatory paragraph with their conclusion regarding substantial doubt about our ability to continue as a going concern and (ii) a temporary waiver by the lenders through April 30, 2010, of any default or event of default arising under the Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8⅜% Notes. Additionally the February 2010 amendment:

•
temporarily reduced the minimum availability trigger at which we were required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 from $25.0 million to (1) $22.5 million from the effective date of the amendment through March 10, 2010 and (2) $20.0 million thereafter through April 30, 2010, but in each case that trigger was to revert to $25.0 million upon the earlier of (a) our delivery of notice to the lenders of our intent to make payment on the 8⅜% Notes or any other subordinated debt and (b) May 1, 2010;

•	reduced the size of our revolving credit facility from $150.0 million to $90.0 million;

•	implemented cash dominion by the lenders over the deposit accounts of us and the guarantors under the Credit Agreement, subject to exceptions for specific accounts and threshold dollar amounts;

•	modified the borrowing base formula to include a $20.0 million cap on the value of concrete trucks and mixing drums that could have been included in the borrowing base;

•	increased the pricing on drawn revolver;

•	required us to report our borrowing base on a weekly, rather than monthly, basis;

•	waived our solvency representation and warranty through April 30, 2010;

•	permitted us to prepay or redeem the 8⅜% Notes with the proceeds of permitted subordinated debt and/or an equity issuance, but not cash;

•
modified certain restrictions on the operation of our business by, among other things, (i) eliminating the general restricted payments, lien and investment baskets; (ii) adding new restrictions on our ability to sell or incur liens on certain assets, including owned real property of our company and our subsidiaries; (iii) adding restrictions on our ability to form, acquire or enter into any new joint venture or partnership or create any new foreign subsidiary; (iv) reducing the basket for permitted debt of our Michigan joint venture from $20.0 million to $17.5 million;  (v) limiting investments by our company and our subsidiaries in the Michigan joint venture to $2.25 million in any fiscal quarter and $5.0 million for the remaining term of the Credit Agreement; and (vi) limiting our ability to consummate permitted acquisitions and incur or assume debt at the time the acquisition is consummated; and

•
added a new event of default under the Credit Agreement if we or any of our subsidiaries contested the enforceability of the subordination provisions relating to the 8⅜% Notes or any other subordinated debt, or if such debt failed to remain subordinated to the Credit Agreement.

The principal terms amended in the March 2010 amendment were:

•	further reduced the facility size from $90.0 million to $60.0 million;

•	increased the pricing on drawn revolver;

•	provided that the 2.00% default rate would increase by an additional 1.00% at the end of each successive 30-day period for which the default rate was in effect;

•
temporarily reduced the minimum availability trigger at which we were required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 from $20.0 million to $1.5 million until the earliest to occur of (i) April 30, 2010 and (ii) our making of (or delivery of notice to the lenders of its intent to make) any interest payment on the 8⅜% Notes;

•	modified the negative debt covenant to prevent us and our subsidiaries from incurring certain indebtedness, subject to certain carve outs and thresholds; and

•
granted to the administrative agent, on behalf of the lenders, a first priority security interest in certain previously excluded collateral, including any of our and our subsidiaries owned real estate assets (other than Superior and its direct and indirect subsidiaries) with a net book value of greater than $100,000.

At March 31, 2010, we had outstanding borrowings of $26.3 million and outstanding letters of credit of approximately $18.0 million under the Credit Agreement.  The balances outstanding on May 3, 2010 were paid in full with funds obtained under our DIP Credit Agreement.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8⅜% Notes.  In July 2006, we issued $85 million of additional 8⅜% Notes.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.

On April 1, 2010, we were obligated to make semi-annual interest payments on the 8⅜% Notes aggregating approximately $11.4 million which we did not make.  Under the indenture relating to the 8⅜% Notes, an event of default will occur if we fail to make any payment of interest on the 8⅜% Notes when due and that failure continues for a period of 30 days.  If such an event of default occurs and is continuing, the trustee or the holders of 25% or more in aggregate principal amount of the 8⅜% Notes then outstanding may accelerate our obligation to repay the 8⅜% Notes, together with accrued and unpaid interest.  Under the terms of the Credit Agreement, an event of default under the indenture would also constitute an event of default under the Credit Agreement, and would give rise to the right of the lenders under the Credit Agreement to immediately accelerate the maturity of the debt outstanding under the Credit Agreement.  As discussed in Note 2, we reached an agreement with a substantial majority of the holders of the 8⅜% Notes on the terms of a comprehensive debt restructuring prior to April 30, 2010, the date an event of default would have occurred for non-payment of interest.  The Plan provides that the holders of the 8⅜% Notes would exchange their 8⅜% Notes for equity in our reorganized company.

During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of the 8⅜% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open market transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased.  During the quarter ended June 30, 2009, we purchased an additional $5.0 million principal amount of the 8⅜% Notes for approximately $2.0 million. This resulted in a gain of approximately $2.9 million in April 2009, after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8⅜% Notes purchased. We used cash on hand and borrowings under our Credit Agreement to fund these transactions. These purchases reduced the amount outstanding under the 8⅜% Notes by $12.4 million, reduced our interest expense by approximately $0.7 million in 2009 and were expected to reduce our interest expense by approximately $0.9 million on an annual basis thereafter.

All of our subsidiaries, excluding Superior and minor subsidiaries, jointly and severally and fully and unconditionally guaranteed the repayment of the 8⅜% Notes.

Superior Credit Facility and Subordinated Debt

Superior has a separate credit agreement that provides for a revolving credit facility (“the Superior Credit Agreement”).  Effective April 1, 2010, the Superior Credit Agreement was amended and restated under which borrowings of up to $15.0 million may become available, which amount includes a $5.0 million letter of credit subfacility. The Superior Credit Agreement is secured by substantially all the assets of the Borrowers.  The Superior Credit Agreement is scheduled to mature on September 30, 2010.  Based on this maturity date, the amounts outstanding under the credit agreement are classified as current at March 31, 2010. Availability of borrowings is subject to a borrowing base of net receivables, inventory and machinery and equipment, and in certain circumstances letters of credit, in each case, subject to the eligibility criteria set forth in the Superior Credit Agreement.

Borrowings under the Superior Credit Agreement are subject to interest at our election of LIBOR plus 5.00% (subject to a 1.00% floor) or a domestic prime rate plus 3.00% (subject to a floor of 2.5%).  Commitment fees at an annual rate of 0. 25% are payable on the unused portion of the revolving credit facility.

Superior and each of Superior’s existing and future subsidiaries, if any, have guaranteed the repayment of all amounts owing under the Superior Credit Agreement.  The Superior Credit Agreement contains covenants substantially the same as under the previous credit agreement restricting, among other things, Superior’s and its subsidiaries’ distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior’s capital expenditures and will require them to maintain compliance with a minimum EBITDA level as of the end of each fiscal quarter. During the trailing 12 months ended March 31, 2010, Superior was in compliance with these covenants. The Superior Credit Agreement provides that specified change-of-control events, as well as, among others,  customary payment and covenant defaults, breach of material representations and warranties, impairment of collateral or guarantees, cross-default to certain material indebtedness, judgments in excess of a threshold amount, certain ERISA events, and certain bankruptcy events, would constitute events of default.

As a condition precedent to the initial advance under the Superior Credit Agreement, U.S. Concrete Inc. and the Edw. C. Levy Co. were required to fund $3.6 million to Superior in the form of cash equity contributions, representing a prefunding of the respective obligations under certain support letters entered into in connection with the previous Superior Credit Agreement for the period from January 1, 2010 through September 30, 2010. Our portion of this cash obligation was $1.1 million. Additionally, we made capital contributions in the amount of $2.6 million in lieu of payment of related party payables during the first quarter of 2010. In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million in lieu of payment of related party payables. Additionally, the minority partner, Edw. C. Levy Co., provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009.  The subordinated debt with U.S. Concrete was eliminated in consolidation.  There was no interest due on each note, and each note was scheduled to mature on May 1, 2011. During the third quarter of 2009, U.S. Concrete and the minority partner, Edw. C. Levy Co., converted the subordinated debt capital into capital contributions to Superior.  There can be no assurance that U.S. Concrete and Edw. C. Levy Co. will not have to make additional cash equity contributions to Superior to finance its working capital requirements and fund its cash operating losses if they are greater than anticipated.

As of March 31, 2010, there was $5.2 million in outstanding revolving credit borrowings under the Superior Credit Agreement, and the remaining amount of the available credit was approximately $1.4 million. Letters of credit outstanding at March 31, 2010 were $3.0 million, which reduced the amount available under the revolving credit facility.

Cash Flows

Our net cash provided by (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $9.2 million for the three months ended March 31, 2010, compared to net cash provided by operating activities of $10.1 million for the three months ended March 31, 2009.  The change in the 2010 period was principally a result of lower profitability, restructuring costs and lower working capital improvement.

We used $2.3 million of cash in investing activities for the three months ended March 31, 2010 and $5.2 million for the three months ended March 31, 2009.  The change during the 2010 period was primarily attributable to lower net capital expenditures and lower payments related to acquisitions when compared to the first three months of 2009.  During the quarter ended March 31, 2009, we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers of a precast operation related to a contingent payment obligation.

Our net cash provided by financing activities was $11.2 million and $0.1 million for the three month periods ended March 31, 2010 and 2009, respectively. The increase in the 2010 period was primarily the result of higher net borrowings under the Credit Agreement and a $2.5 million contribution to Superior by the minority owner. Additionally, in 2009, we purchased $7.4 million principal amount of our 8⅜% Notes for $2.8 million.  At March 31, 2010, we had $26.3 million outstanding under the Credit Agreement compared to $13.0 million at March 31, 2009.  The increase in the 2010 period was primarily due to borrowings necessary to finance our operations during the continued economic downturn, including restructuring costs.

We define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment (net of disposals).  Free cash flow is a liquidity measure not prepared in accordance with GAAP.  Our management uses free cash flow in managing our business because we consider it to be an important indicator of our ability to service our debt and generate cash for acquisitions and other strategic investments.  We believe free cash flow may provide users of our financial information additional meaningful comparisons between current results and results in prior operating periods.  Our working capital needs are typically greater in the second and third quarters of each year. This is due to the cyclical nature of our business which requires more working capital to fund increases in accounts receivable and inventories. To the extent that we are unable to generate positive free cash flow, we would be required to draw on other capital sources, including our credit arrangements and possibly delay acquisitions or other strategic investments. As a non-GAAP financial measure, free cash flow should be viewed in addition to, and not as an alternative for, our reported operating results or cash flow from operations or any other measure of performance prepared in accordance with GAAP.

A reconciliation of our net cash provided by operations and free cash flow is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in) operations	$(9,173)	$10,131
Less: purchases of property, plant and equipment	(2,447)	(6,666)
Plus: proceeds from disposals of property, plant and equipment	179	2,239
Free cash flow (as defined)	$(11,441)	$5,704

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

Generally, cement and aggregates prices remained relatively flat to down in most of our markets during the first quarter of 2010, as compared to the 2009.  Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement, aggregates and chemical admixtures.  The demand for construction sector products was weak throughout 2007, 2008 and 2009 and into 2010, with sales volumes significantly below 2006 peak levels.  The slowdown in our end-use markets has caused an oversupply of cement in most of our markets, with cement producers slowing down or shutting down domestic production and reducing imported cement to respond to the weak demand.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates.

Acquisitions

In May 2009, we acquired substantially all the assets of a concrete crushing and recycling business in Queens, New York for approximately $4.5 million.  We do not anticipate completing any new acquisitions in the foreseeable future due to our restructuring process.

Divestitures

During the third quarter of 2009, we sold our ready-mixed concrete plants in Sacramento, California for approximately $6.0 million, plus a payment for certain inventory on hand at closing.

Risks and Uncertainties

Numerous factors could affect our future operating results. These factors are discussed under the heading “Risk Factors” in Item 1A of Part I of the 2009 Form 10-K and in Item 1A of Part II of this report.  Based on our Chapter 11 filing, we have also included additional disclosures regarding the Chapter 11 process and our liquidity under “Chapter 11 Filings and Plan of Reorganization,” “Debtor in Possession,” and “Liquidity and Capital Resources” in this report.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2009 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of the allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes, inventory obsolescence reserves and the valuation and useful lives of property, plant and equipment. See Note 2 to our consolidated financial statements included in Item 8 of Part II of the 2009 Form 10-K for a discussion of these accounting policies.  See Note 12 to the condensed consolidated financial statements in Part I of this report for a discussion of recent accounting pronouncements.

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except for selling prices) and that information as a percentage of sales for each of the periods indicated.

	Three Months Ended March 31,
	2010		2009
	(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$80,371	89.0%	$106,997	91.2%
Precast concrete products	12,426	13.8	13,508	11.5
Inter-segment revenue	(2,531)	(2.8)	(3,205)	(2.7)
Total revenue	$90,266	100.0%	$117,300	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$76,007	84.2%	$92,852	79.2%
Precast concrete products	10,848	12.0	10,670	9.1
Selling, general and administrative expenses	16,495	18.3	16,541	14.1
Depreciation, depletion and amortization	6,742	7.4	7,456	6.3
(Gain) loss on sale of assets	51	0.1	(463)	(0.4)
Loss from operations	(19,877)	(22.0)	(9,756)	(8.3)
Interest expense, net	6,790	7.5	6,768	5.8
Gain on purchase of senior subordinated notes	—	—	4,493	3.8
Other income, net	332	0.4	349	0.3
Loss before income taxes	(26,335)	(29.1)	(11,682)	(10.0)
Income taxes	408	0.5	(637)	(0.6)
Net loss	(26,743)	(29.6)	(11,045)	(9.4)
Net loss attributable to non-controlling interest	(1,496)	(1.7)	(1,591)	(1.4)
Net loss attributable to stockholders	$(25,247)	(27.9)%	$(9,454)	(8.0)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$93.65		$97.99
Sales volume in cubic yards	742		975

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	$780.01		$865.66
Ready-mixed concrete used in production in cubic yards	16		16

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment decreased $26.6 million, or 24.9%, to $80.4 million for the three months ended March 31, 2010, from $107.0 million in the corresponding period of 2009.  Our ready-mixed sales volumes for the first quarter of 2010 were approximately 742,000 cubic yards, down 23.8% from the 975,000 cubic yards of ready-mixed concrete we sold in the first quarter of 2009. Additionally, the average selling price per cubic yard of concrete sold declined 4.4% to $93.65 for the first quarter of 2010 when compared to the first quarter of 2009 due to competitive pressures in most of our markets.

Our revenue and sales volume declines reflected the continuing downturn in residential home construction activity that began in the second half of 2006 in all our markets, and the downturn in commercial construction and public works spending due to the ongoing economic downturn in the United States.  Less favorable weather conditions in most of our major markets during the quarter ended March 31, 2010 also contributed to these decreases.

Precast concrete products. Revenue from our precast concrete products segment was down $1.1 million, or 8.0%, to $12.4 million for the first quarter of 2010 from $13.5 million during the corresponding period of 2009.  This decrease reflects the downturn primarily in residential construction in our northern California and Phoenix, Arizona markets and lower commercial construction in our mid-Atlantic market.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products.  Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment decreased $16.8 million, or 18.1%, to $76.0 million for the three months ended March 31, 2010 from $92.9 million for the three months ended March 31, 2009.  This decrease was primarily associated with lower sales volumes in 2010.  As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 94.6% for the three months ended March 31, 2010, as compared to 86.8% for the corresponding period of 2009. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue was primarily attributable to slightly higher per unit delivery costs and the effect of our fixed costs being spread over lower volumes, as compared to the three months ended March 31, 2009.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment increased $0.1 million, or 1.7%, to $10.8 million for the quarter ended March 31, 2010 from $10.7 million for the corresponding period of 2009.  As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 87.3% for three months ended March 31, 2010 from 79.0% during the three months ended March 31, 2009.  This percentage increased primarily because of the decreased efficiency in our plant operations for all of our precast operations. Our northern California and Phoenix, Arizona operations were impacted by lower demand for our primarily residential product offerings in these markets.

Selling, general and administrative expenses. Selling, general and administrative expenses were approximately $16.5 million for each of the three month periods ended March 31, 2010 and 2009. We experienced lower costs during the first quarter of 2010 related primarily to reduced compensation as a result of workforce reductions in 2008 and 2009, reduced incentive-based compensation accruals, and other administrative reductions such as in travel and entertainment costs and office expenses.  We experienced higher professional fees during the three months ended March 31, 2010 as a result of our restructuring discussed under “Chapter 11 Filings and Plan of Reorganization” above. These higher fees were partially offset by the settlement of a class action lawsuit in California for an amount that was below our previous estimate.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.7 million, or 9.6%, to $6.7 million for the three months ended March 31, 2010 from $7.5 million in the corresponding period of 2009.  The decrease was due to lower capital expenditures compared to assets becoming fully depreciated.

Interest expense, net.  Net interest expense was approximately $6.8 million in each of the quarters ended March 31, 2010 and 2009. While this amount was consistent, we experienced lower interest expense during the first quarter of 2010 compared to the same period of 2009 due to interest savings from the first and second quarter 2009 repurchases of some of the 8⅜% Notes. This was substantially offset by increased interest associated with higher amounts outstanding under the Credit Agreement.

Income taxes.  We recorded income tax expense from continuing operations of $0.4 million for the three months ended March 31, 2010, as compared to an income tax benefit of $0.6 million for the corresponding period in 2009.  For 2010, we applied a valuation allowance against certain of our deferred tax assets, including net operating loss carryforwards, which reduced the effective rate from the expected statutory rate. In accordance with authoritative accounting guidance, a valuation allowance is required unless it is more likely than not that future taxable income or the reversal of deferred tax liabilities will be sufficient to recover deferred tax assets. In addition, certain state taxes are calculated on bases different than pre-tax loss. This results in us recording income tax expense for these states, which also lowered the effective rate in 2010 compared to the statutory rate. At the end of each interim reporting period, we estimate the effective income tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, and it may vary in subsequent interim periods if our estimate of the full year income or loss changes.

Non-controlling interest.   The net loss attributable to non-controlling interest reflected in the three month periods ended March 31, 2010 and 2009 relate to the allocable share of net loss from our Michigan joint venture, Superior, to the minority interest owner.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At March 31, 2010, we and Superior had $21.0 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $53.3 million in performance bonds relating primarily to our ready-mixed concrete operations.

Inflation

We experienced minimal increases in operating costs during the first quarter of 2010 related to inflation.  However, in non-recessionary conditions cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. In 2007 and 2008, prices for our products increased at a rate similar to, or greater than, the rate of increase in our raw materials costs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio.  All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at their fair values.  Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values.  As of March 31, 2010 and December 31, 2009, we were not a party to any derivative financial instruments.

The indebtedness evidenced by the 8⅜% Notes is fixed-rate debt, so we are not exposed to cash-flow risk from market interest rate changes on these notes.  The fair value of that debt will vary as interest rates change.

Borrowings under our Credit Agreement and our Superior separate credit agreement expose us to certain market risks.  Interest on amounts drawn under the credit facilities varies based on the floating rates under each agreement. Based on the $31.6 million outstanding under these facilities as of March 31, 2010, a one percent change in the applicable rate would change our annual interest expense by $0.3 million.

We purchase commodities, such as cement, aggregates and diesel fuel, at market prices and do not currently use financial instruments to hedge commodity prices.

Our operations are subject to factors affecting the overall strength of the U.S. economy and economic conditions impacting financial institutions, including the level of interest rates, availability of funds for construction, and the level of general construction activity.  A significant decrease in the level of general construction activity in any of our market areas has and may continue to have a material adverse effect on our consolidated revenues and earnings.

Item 4.  Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
 Item 1. Legal Proceedings

For information about the Chapter 11 Cases involving us, see Note 2 to the condensed consolidated financial statements in Part I of this report which we incorporate by reference into this Item 1.  For information about other litigation involving us, see Note 10 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

Item 1A. Risk Factors

In addition to the risk factors described under the heading “Risk Factors” in Item 1A of Part I in the 2009 Form 10-K, any of the following factors could materially and adversely affect our business, financial condition, results of operations and cash flows, as well as the market values of our securities.  These risks are not the only risks that we may face.  Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition, results of operation or, cash flows or the market values of our securities.

We filed for reorganization under Chapter 11 of the Bankruptcy Code on April 29, 2010, and we are subject to various risks and uncertainties associated with the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategies will be subject to the risks and uncertainties associated with bankruptcy.  These include risks relating to:

•	our ability to continue as a going concern;

•	our ability to operate within the restrictions and the liquidity limitations of the DIP Credit Agreement and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•	our ability to consummate the proposed Plan, or any other plan of reorganization, with respect to the Chapter 11 Cases;

•	our ability to obtain and maintain normal payment and other terms with customers, suppliers and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain employees;

•	our ability to attract and retain customers;

•	our ability to retain our existing suppliers or secure alternative supply sources; and

•	our ability to obtain acceptable and appropriate exit financing.

We also may be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our relationships with our customers, suppliers and employees, which could adversely affect our operations, financial condition and cash flows.  Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities.  Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 proceedings will have on our business, financial condition, results of operations and cash flows, and there is no certainty as to our ability to continue as a going concern.

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.  Further, a plan of reorganization could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Risks in connection with implementation of the Plan.

If implemented in accordance with its terms, the Plan will substantially change our capital structure.  The Plan, for example, provides for all existing common stock, upon emergence from Chapter 11, to be replaced with warrants to acquire up to an aggregate total of 15 percent of the equity of our reorganized company.  Exercise prices with respect to these warrants will be set and based on the value of the equity in the reorganized company reaching approximately $285.0 million and $335.0 million with respect to each tranche. As a result, our existing stockholders should not expect that there will be significant value associated with our existing common stock.

We can provide no assurance that the Plan (or any other plan of reorganization) will be consummated, so we urge caution with respect to existing and future investments in our outstanding securities.

Our business could suffer from the commencement of the Chapter 11 cases, including a loss of customers and suppliers.

The general impact, if any, that the Chapter 11 Cases may have on our operations cannot be accurately predicted or quantified.  Adverse publicity related to the Chapter 11 Cases might negatively our ability to maintain our existing customer and supplier bases.  The loss of a significant number of customers during the pendency of the Chapter 11 Cases or otherwise could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition, results of operations and cash flows.

Our business could suffer from a long and protracted restructuring.

Our future success will depend on the successful confirmation and implementation of a plan of reorganization.  Failure to obtain this approval in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund our operations and our relations with customers and suppliers may be harmed by protracted bankruptcy proceedings.  If a liquidation or protracted reorganization were to occur, there is a significant risk that the value of our business would be substantially eroded to the detriment of all stakeholders.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization.  Even once a plan of reorganization is implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

We may have insufficient liquidity.

We expect to incur significant costs as a result of the Chapter 11 Cases and the transactions contemplated by the Plan.  Assuming confirmation and implementation of the Plan in accordance with its terms, we expect to incur significant costs in the forms of bank, legal, accounting and other fees.  Some of these costs may be paid through borrowings under the DIP Credit Agreement or a replacement credit facility which may be in place at the time such costs and fees become due and payable.

We are dependent on access to the DIP Credit Agreement to fund our working capital requirements and various expenses we expect to incur throughout the pendency of the Chapter 11 Cases.  We can provide no assurance that the lenders will fund their entire commitments under the DIP Credit Agreement for the pendency of the Chapter 11 Cases.  In order for us to borrow under the DIP Credit Agreement, no default or event of default may exist at the time of such borrowing. In the event of an event of default under the DIP Credit Agreement, we would not be able to borrow additional amounts under the DIP Credit Agreement and, absent a waiver, the lenders under the DIP Credit Agreement could terminate their commitments and declare all amounts owing under the DIP Credit Agreement due and payable.

Furthermore, the DIP Credit Agreement may prevent us from obtaining additional capital we may need to expand our business during the pendency of the Chapter 11 Cases.  Failure to obtain additional capital may preclude us from developing or enhancing our business, taking advantage of future opportunities or responding to competitive pressures.

Our ability to emerge from the Chapter 11 Cases will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

For the Plan to be effective, we will need to obtain and demonstrate the sufficiency of exit financing.  Failure to obtain exit financing as contemplated by the Plan may further delay our emergence from the Chapter 11 Cases, leaving us vulnerable to any further deterioration in economic conditions.

Emergence from the Chapter 11 Cases is not assured.

If the Plan is not confirmed and consummated, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us would ultimately receive with respect to their claims.  The Debtors would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, which might not be supported by the holders of the 8⅜% Notes or other stakeholders.  If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.  While we expect to emerge from the Chapter 11 Cases in the future, we can provide no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we will emerge from the Chapter 11 Cases.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel.  During the Chapter 11 Cases, the Bankruptcy Code limits our ability to enter into retention, severance or similar types of arrangements with our key personnel and other persons who may be considered “insiders.”  Our business, financial condition, results of operations and cash flows could be materially adversely affected if we lose any key personnel and are unable to attract and retain qualified replacements.

Risks of trading in an over the counter market.

Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained.  As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.  Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships.  The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, and we may be subject to additional compliance requirements under applicable state laws in connection with any such issuance.  In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.  We expect that the stock issued in connection with the implementation of the Plan will be traded in the over-the-counter market.

We may not be able to fully utilize our U.S. net operating loss carryforwards.

As of March 31, 2010, we have U.S. federal  net operating loss carryforwards of approximately $56 million.  These net operating loss carryforwards will expire in the years 2026 through 2029.  As of March 31, 2010, our management determined that it is more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and, as a result, we recorded a full valuation allowance to offset the net U.S. deferred tax assets, including our net operating loss carryforwards.

Our ability to deduct net operating loss carryforwards could be subject to further limitations if we were to undergo an additional “ownership change,” as defined in Section 382 of the Internal Revenue Code, during or as a result of the Chapter 11 Cases.  During the pendency of the bankruptcy proceedings, the Bankruptcy Court has entered an order that places limitations on trading in our common stock, including options to acquire common stock, as further specified in the order.  However, we can provide no assurance that these limitations will prevent an “ownership change” or that our ability to utilize our net operating loss carryforwards may not be significantly limited as a result of our reorganization.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 The following table provides information with respect to our acquisition of shares of our common stock during the first quarter of 2010:
Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share
January 2010	2,793	0.91
February 2010	—	—
March 2010	117,823	0.57

(1)
Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

Item 4. Submission of Matters to a Vote of Security Holders

1.
At our annual meeting of stockholders held on May 3, 2010, our stockholders elected John M. Piecuch, T. William Porter, III, Michael W. Harlan, Vincent D. Foster, Mary P. Ricciardello, William T. Albanese, and Ray C. Dillon as directors of U.S. Concrete with terms expiring in 2010.  Votes cast with respect to the election of each director were as follows:

Votes Cast to Elect:	For:	Withheld:

John M. Piecuch	6,230,197	3,876,862
William Porter, III	6,088,362	4,018,697
Michael W. Harlan	6,136,972	3,970,087
Vincent D. Foster	5,764,574	4,342,485
Mary P. Ricciardello	6,074,667	4,032,392
William T. Albanese	6,228,759	3,878,300
Ray C. Dillon	6,200,087	3,906,972

2.
At our annual meeting of stockholders held on May 3, 2010, our stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of U.S. Concrete for the year ending December 31, 2010.  Votes cast with respect to such ratification were 26,746,826 for and 198,902 against, with 149,985 abstentions and no broker non-votes.

Item 6. Exhibits

Exhibit Number	Description
3.1*	—	Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
3.4*	—	Certificate of Designation of Series A Junior Participating Preferred Stock of U.S. Concrete, Inc. (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 3.1).
3.5*	—	Rights Agreement dated as of November 5, 2009 between U.S. Concrete, Inc. and American Stock Transfer & Trust Company, LLC (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 4.1).
4.1*	—
Amendment No. 4 and Waiver to Amended and Restated Credit Agreement, dated as of February 19, 2010, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and the Lenders and Issuers named therein (Form 8-K filed on February 22, 2010 (File No. 000-26025), Exhibit 10.1).

4.2*	—
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of March 24, 2010, by and among U.S. Concrete, Inc. and the Lenders named therein (Form 8-K filed on March 26, 2010 (File No. 000-26025), Exhibit 10.1).

4.3	—	Amended and Restated Credit Agreement, effective as of April 1, 2010, among Superior Materials, LLC, BWB, LLC, Edw.C.Levy Co. and Comerica Bank.
4.4*	—
Revolving Credit, Term Loan and Guarantee Agreement, dated as of May 3, 2010, by and among U.S. Concrete, Inc., the Guarantors party thereto, the Lenders and Issuers named therein and JPMorgan Chase Bank, N.A. (Form 8-K filed on May 6, 2010 (File No. 000-26025), Exhibit 10.1).

4.5*	—
Pledge and Security Agreement dated, as of May 3, 2010, by and among U.S. Concrete, Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A. (Form 8-K filed on May 6, 2010 (File No. 000-26025), Exhibit 10.2).

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

U.S. CONCRETE, INC.

Date: May 10, 2010	By:	/s/ Robert D. Hardy
Robert D. Hardy
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	—	Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000- 26025), Exhibit 3.1).
3.2*	—	Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—	Restated Certificate of Designation of Junior Participating Preferred Stock (Form 10-Q for the quarter ended June 30, 2000 (File No. 000-26025), Exhibit 3.3).
3.4*	—	Certificate of Designation of Series A Junior Participating Preferred Stock of U.S. Concrete, Inc. (Form 8- K filed on November 6, 2009 (File No. 000-26025), Exhibit 3.1).
3.5*	—	Rights Agreement dated as of November 5, 2009 between U.S. Concrete, Inc. and American Stock Transfer & Trust Company, LLC (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 4.1).
4.1*	—
Amendment No. 4 and Waiver to Amended and Restated Credit Agreement, dated as of February 19, 2010, among U.S. Concrete, Inc., Citicorp North America Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and the Lenders and Issuers named therein (Form 8-K filed on February 22, 2010 (File No. 000- 26025), Exhibit 10.1).

4.2*	—
Amendment No. 5 to Amended and Restated Credit Agreement, dated as of March 24, 2010, by and among U.S. Concrete, Inc. and the Lenders named therein (Form 8-K filed on March 26, 2010 (File No. 000-26025), Exhibit 10.1).

4.3	—	Amended and Restated Credit Agreement, effective as of April 1, 2010, among Superior Materials, LLC, BWB, LLC, Edw.C.Levy Co. and Comerica Bank.
4.4*	—
Revolving Credit, Term Loan and Guarantee Agreement, dated as of May 3, 2010, by and among U.S. Concrete, Inc., the Guarantors party thereto, the Lenders and Issuers named therein and JPMorgan Chase Bank, N.A. (Form 8-K filed on May 6, 2010 (File No. 000-26025), Exhibit 10.1).

4.5*	—
Pledge and Security Agreement, dated as of May 3, 2010, by and among U.S. Concrete, Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A. (Form 8-K filed on May 6, 2010 (File No. 000- 26025), Exhibit 10.2).

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Robert D. Hardy.
32.1	—	Section 1350 Certification of Michael W. Harlan.
32.2	—	Section 1350 Certification of Robert D. Hardy.

*Incorporated by reference to the filing indicated.