Form 10-Q
period 2010-06-30
US CONCRETE INC
filed 2010-08-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

Commission File Number 001-34530

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
Large accelerated filer ☐  Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of the close of business on August 5, 2010, U.S. Concrete, Inc. had 37,364,793 shares of its common stock, $0.001 par value, outstanding (excluding 675,124 of treasury shares).

U.S. CONCRETE, INC.
(Debtor-in-Possession)

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,775	$4,229
Trade accounts receivable, net	94,682	74,851
Inventories	33,064	30,960
Deferred income taxes	8,107	7,847
Prepaid expenses	5,367	3,729
Other current assets	10,141	6,973
Assets held for sale	892	–
Total current assets	158,028	128,589
Property, plant and equipment, net	229,239	239,917
Goodwill	14,063	14,063
Other assets	1,859	6,591
Total assets	$403,189	$389,160

LIABILITIES AND DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt	$58,126	$7,873
Accounts payable	39,811	37,678
Accrued liabilities	50,732	48,557
Total current liabilities	148,669	94,108
Long-term debt, net of current maturities	511	288,669
Other long-term obligations and deferred credits	6,732	6,916
Deferred income taxes	9,999	9,658
Total liabilities not subject to compromise	165,911	399,351
Liabilities subject to compromise (Note 2)	285,756	–
Total liabilities	451,667	399,351

Commitments and contingencies (Note 9)

Deficit:
Preferred stock	–	–
Common stock	38	38
Additional paid-in capital	269,153	268,306
Retained deficit	(320,678)	(280,802)
Treasury stock, at cost	(3,353)	(3,284)
Total stockholders’ deficit	(54,840)	(15,742)
Non-controlling interest (Note 1)	6,362	5,551
Total deficit	(48,478)	(10,191)
Total liabilities and deficit	$403,189	$389,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$143,960	$143,726	$234,226	$261,026
Cost of goods sold before depreciation, depletion and amortization	121,545	120,589	208,400	224,111
Selling, general and administrative expenses	16,490	17,980	32,985	34,521
Depreciation, depletion and amortization	7,058	7,450	13,800	14,906
(Gain) loss on sale of assets	(11)	(373)	40	(836)
Loss from operations	(1,122)	(1,920)	(20,999)	(11,676)
Interest expense, net	7,402	6,562	14,192	13,330
Gain on purchases of senior subordinated notes	–	2,913	–	7,406
Other income, net	164	341	496	690
Loss before reorganization items and income taxes	(8,360)	(5,228)	(34,695)	(16,910)
Reorganization items (Note 2)	6,658	–	6,658	–
Loss before income taxes	(15,018)	(5,228)	(41,353)	(16,910)
Income tax expense (benefit)	(215)	(431)	193	(1,068)
Net loss	(14,803)	(4,797)	(41,546)	(15,842)
Loss attributable to non-controlling interest	174	803	1,670	2,394
Net loss attributable to stockholders	$(14,629)	$(3,994)	$(39,876)	$(13,448)

Loss per share attributable to stockholders – basic & diluted	$(0.40)	$(0.11)	$(1.09)	$(0.37)

Basic and diluted weighted average shares outstanding	36,764	36,099	36,697	36,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
(Unaudited)
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Non- Controlling Interest	Total Deficit
BALANCE, December 31, 2008	36,793	$37	$265,453	$(192,564)	$(3,130)	$10,567	$80,363
Stock-based compensation	497	1	1,210	—	—	—	1,211
Employee purchase of ESPP shares	171	—	288	—	—	—	288
Acquisition of treasury shares	(89)	—	—	—	(147)	—	(147)
Cancellation of shares	(39)	—	—	—	—	—	—
Net loss	—	—	—	(13,448)	—	(2,394)	(15,842)
BALANCE, June 30, 2009	37,333	$38	$266,951	$(206,012)	$(3,277)	$8,173	$65,873

BALANCE, December 31, 2009	37,558	$38	$268,306	$(280,802)	$(3,284)	$5,551	$(10,191)
Stock-based compensation	—	—	847	—	—	—	847
Purchase of treasury shares	(123)	—	—	—	(69)	—	(69)
Cancellation of shares	(70)	—	—	—	—	—	—
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	2,481	2,481
Net loss	—	—	—	(39,876)	—	(1,670)	(41,546)
BALANCE, June 30, 2010	37,365	$38	$269,153	$(320,678)	$(3,353)	$6,362	$(48,478)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,546)	$(15,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash reorganization items	6,461	—
Reorganization related payments	197	—
Depreciation, depletion and amortization	13,800	14,906
Debt issuance cost amortization	5,112	812
Gain on purchases of senior subordinated notes	—	(7,406)
(Gain) loss on sale of assets	40	(836)
Deferred income taxes	81	(1,438)
Provision for doubtful accounts	577	1,767
Stock-based compensation	847	1,211
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(20,408)	7,582
Inventories	(2,104)	1,457
Prepaid expenses and other current assets	(1,531)	1,531
Other assets and liabilities	(248)	23
Accounts payable and accrued liabilities	14,010	(5,739)
Net cash used in operating activities	(24,712)	(1,972)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,528)	(9,136)
Proceeds from disposals of property, plant and equipment	211	2,626
Payments for acquisitions	—	(5,214)
Net cash used in investing activities	(3,317)	(11,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from prepetition borrowings	51,172	95,406
Repayments of prepetition borrowings	(67,872)	(77,896)
Proceeds from debtor-in-possession facility	98,098	—
Repayments from debtor-in-possession facility	(49,125)	—
Net proceeds from other borrowings	293	—
Debtor-in-possession facility financing costs	(5,403)	—
Purchases of senior subordinated notes	—	(4,810)
Purchase of treasury shares	(69)	(147)
Proceeds from issuances of common stock under compensation plans	—	288
Non-controlling interest capital contributions	2,481	—
Net cash provided by financing activities	29,575	12,841
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,546	(855)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,229	5,323
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,775	$4,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC).  We include in our condensed consolidated financial statements the results of operations, balance sheets and cash flows of our 60% owned Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”).  We reflect the minority owner’s 40% interest in income, net assets and cash flows of Superior as a non-controlling interest in our condensed consolidated financial statements.  Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included.  All such adjustments are of a normal or recurring nature.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of our results expected for the year ending December 31, 2010.

For a discussion of the accounting impact of the Chapter 11 proceedings, see Note 2 to these financial statements.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, goodwill, accruals for self-insurance, income taxes, reserves for inventory obsolescence and the valuation and useful lives of property, plant and equipment.

2.    CHAPTER 11 BANKRUPTCY

Developments Leading to the Chapter 11 Proceedings

Since the middle of 2006, the United States building materials construction market has become increasingly challenging.  Currently, the construction industry, particularly the ready-mixed concrete industry, is characterized by significant overcapacity, fierce competitive activity and declining sales volumes.  From 2007 through 2010, we have implemented a variety of cost reduction initiatives, including workforce reductions, suspension of employee benefits, temporary plant idling, rolling stock dispositions and divestitures of nonperforming business units to reduce our operating and fixed costs.

Despite these initiatives, our business and financial performance were severely affected by the overall downturn in construction activity, particularly the steep decline in single-family home starts in the U.S. residential construction markets, the turmoil in the global credit markets and the U.S. economic downturn.  These conditions have had a significant impact on demand for our products since the middle of 2006 and continuing into the second quarter of 2010.  During 2007, 2008 and 2009, single family home starts declined significantly, and commercial construction activity, which has been negatively affected by the challenging credit markets and the recent U.S. economic downturn, has been weaker in our markets in 2010 when compared to 2009.  Sales volumes in our precast operations have also been significantly affected due to the dramatic downturn in residential construction.  We have also experienced pricing pressure and our ready-mixed concrete pricing has declined in 2010 compared to 2009 in most of our markets, which has negatively impacted our gross margins.

In response to our protracted, declining sales volumes, we have expanded and continued our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits.  We also continued to significantly scale back capital investment expenditures.

Nonetheless, the continued weakening economic conditions, including ongoing softness in residential construction, further reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, combined to cause a significant reduction in our liquidity.  Our liquidity position deteriorated further in the first quarter of 2010 due to the severe inclement weather we experienced in most of our markets, which limited our ability to manufacture and distribute our products.  In response, we entered into two separate amendments to our Senior Secured Credit Agreement (the “Prepetition Credit Agreement”), one during February 2010 and the other during March 2010, to provide additional short-term liquidity. The February 2010 amendment provided for, among other things, a temporary waiver by our lenders through April 30, 2010 of any default or event of default arising under the Prepetition Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8 3/8% Senior Subordinated Notes due 2014 (the “8 3/8% Notes”).

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

We were obligated to make semi-annual interest payments on the 8 3/8% Notes aggregating approximately $11.4 million on April 1, 2010, which we did not make.  Under the indenture relating to the 8 3/8% Notes, an event of default would have occurred if we failed to make any payment of interest on the 8 3/8% Notes when due and that failure continued for a period of 30 days, or until April 30, 2010.  If such an event of default occurred, the trustee or the holders of 25% or more in aggregate principal amount of the 8 3/8% Notes then outstanding could have accelerated our obligation to repay the 8 3/8% Notes, together with accrued and unpaid interest.  Under the terms of the Prepetition Credit Agreement, an event of default under the 8 3/8% Notes indenture would have also constituted an event of default under the Prepetition Credit Agreement, and would have given rise to the right of our lenders under the Prepetition Credit Agreement to immediately accelerate the maturity of this outstanding debt.

As previously announced, we retained legal and financial advisors to assist us in reviewing the strategic and financing alternatives available to us. We also engaged in discussions with the holders of our 8 3/8% Notes (the “Noteholders”) regarding a permanent restructuring of our capital structure.

Chapter 11 Bankruptcy Filings and Plan of Reorganization

We reached an agreement with a substantial majority of the Noteholders (the “Noteholders Committee”) on the terms of a comprehensive debt restructuring plan prior to April 30, 2010, the date an event of default would have occurred under the indenture relating to the 8 3/8% Notes for non-payment of interest.  The plan will reduce our principal amount of subordinated debt by approximately $272 million. To implement the restructuring, on April 29, 2010, (the “Petition Date”), we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Bankruptcy Court ordered joint administration of the Chapter 11 Cases under the lead case:  In re U.S. Concrete, Inc., Case No. 10-11407 (the “Chapter 11 Cases”).  The restructuring does not involve Superior’s operations.

The Debtors currently are operating as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  Following the Petition Date, we sought and obtained relief from the Bankruptcy Court to continue to operate our business in the ordinary course without interruption.  For example, we obtained Bankruptcy Court approval to continue to pay general unsecured creditors in the ordinary course of business, to continue to honor existing customer programs, and to continue operating under our existing cash management system.  We also obtained approval to satisfy prepetition obligations relating to, among other things, employee wages and benefits, taxes and insurance policies. We also received authority to enter into an $80.0 million debtor-in-possession credit facility to fund operations as we move forward with our comprehensive debt restructuring and repay amounts due under the Prepetition Credit Agreement in full.

Subject to certain exceptions under Chapter 11 of the Bankruptcy Code (“Chapter 11”), the Debtors’ Chapter 11 filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. The filing of the Chapter 11 Cases triggered the acceleration of financial obligations under the terms of the Prepetition Credit Agreement and the 8 3/8% Notes.  The Debtors believe that any efforts to enforce the financial obligations under the 8 3/8% Notes are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

We also filed a Plan of Reorganization (the “Plan”) with the Bankruptcy Court on April 29, 2010, seeking expedited confirmation.  We filed modified versions of the Plan on June 2, 2010 and July 27, 2010.  Upon effectiveness of the Plan, all of the our existing equity securities, including our existing common stock (the “Existing Common Stock”) and options to purchase Existing Common Stock, will be cancelled.  Holders of the 8 3/8% Notes will receive their proportionate share of the new common stock (“New Common Stock”) of the reorganized Company in exchange for their 8 3/8% Notes.  Holders of the Existing Common Stock will receive their proportionate share of:  Class A Warrants to purchase 7.5% of the New Common Stock once the value of the equity in the reorganized Company reaches approximately $297.0 million (the “Class A Warrants”); and Class B Warrants to purchase 7.5% of the New Common Stock once the value of the equity in the reorganized Company reaches approximately $349.0 million (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). The Warrants will expire seven years after the date of issuance.  The Plan also contemplates that all trade creditors will not be impaired and will be paid in full in the ordinary course.  On June 3, 2010, a hearing was held and our disclosure statement related to the Plan was approved by the Bankruptcy Court. The disclosure statement contains certain information about the Debtors’ prepetition operating and financial history and the events leading up to the commencement of the Chapter 11 Cases. The disclosure statement also describes the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, the manner in which distributions will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan were required to follow for their votes to be counted.  The holders of the 8 3/8% Notes and other security holders (including our stockholders) were the only constituents deemed impaired and eligible to vote under the Plan. All votes were due by these two classes on July 9, 2010, and the Plan was approved by both classes. The Plan was confirmed by the Bankruptcy Court on July 29, 2010. Contingent upon obtaining our exit financing and our emergence from Chapter 11 being declared effective by the Bankruptcy Court, we currently anticipate that we will emerge from Chapter 11 within the next thirty days from the date of our filing of this quarterly report with the SEC. However, there can be no assurance that emergence will occur within this time frame. For a discussion of our exit financing, see “Exit Financing” below.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

On April 29, 2010 the NASDAQ Stock Market (“NASDAQ”) notified us that, in accordance with NASDAQ’s Listing Rules 5101, 5110(b) and 1M-5101-1, our common stock would be delisted by NASDAQ and that trading of our common stock would be suspended. The delisting and suspension of our trading were effective as of the opening of business on May 10, 2010. NASDAQ’s notice and determination followed our announcement that we and our subsidiaries had filed petitions under Chapter 11.  Our common stock is currently traded on the over-the-counter market.  Trading in our common stock will be highly speculative as the trading may not be representative of the ultimate return to stockholders based on the Plan.

Continuing as a Going Concern

We reported net losses in the last four years and currently anticipate losses for 2010.  This cumulative loss, in addition to our Chapter 11 Cases, raises substantial doubt as to our ability to continue as a going concern for a period of at least the next twelve months.  Our ability to continue as a going concern depends on the achievement of profitable operations and the success of our Plan of Reorganization, which includes restructuring of the 8 3/8% Notes.  Until the completion of the Chapter 11 Cases, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which implies that we will continue to meet our obligations and continue our operations for at least the next 12 months. Realization values may be substantially different from carrying values as shown, and our condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

As a result of the Chapter 11 filing, we were required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including monthly operating reports in forms prescribed by Chapter 11.  As a result of the confirmation of our Plan, we now are required only to file quarterly reports with the Bankruptcy Court.  Such materials that have been filed or will be filed are prepared according to requirements of Chapter 11. While these documents and reports provide information required under Chapter 11, they are prepared only for the Debtors and, hence, certain Non-Debtor entities are excluded. In addition, they are prepared in a format different from that used in our consolidated financial statements filed under the securities laws and they are unaudited. Accordingly, we believe that the substance and format of those materials do not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

DIP Credit Agreement

We entered into a Revolving Credit, Term Loan and Guaranty Agreement (the “DIP Credit Agreement”) on May 3, 2010 that provides for aggregate borrowings of up to $80.0 million, under facilities consisting of: (i) a $45.0 million Term Loan Facility, the entire amount which was drawn on May 3, 2010 and (ii) a $35.0 million asset based Revolving Credit Facility. See Note 5 for more information regarding the DIP Credit Agreement.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Exit Financing

During the past few months, we have been engaged in an active process to secure financing to be effective upon our emergence from the Chapter 11 Cases. Obtaining exit financing is a condition to emergence from Chapter 11 and a portion of the funds available thereunder will be used to repay amounts outstanding under the existing DIP Credit Agreement at the time of our emergence from Chapter 11. On July 20, 2010, we entered into a Purchase Letter with certain holders of our 8 3/8% Notes pursuant to which these holders have granted us a put option (the “Put Option”).  If we exercise this Put Option, these holders will be obligated to purchase an aggregate of $50.0 million of convertible secured notes (the “Convertible Notes”), subject to the satisfaction or waiver of the conditions set forth in the Purchase Letter. The Convertible Notes would be on terms set forth in the Purchase Letter which includes a five year maturity and is subject to the entry into a definitive agreement. Additionally, on July 27, 2010, we obtained a Commitment Letter from potential third party lenders to provide a four year $75.0 million revolving asset based loan facility. This potential financing is also subject to entry into a definitive agreement and the satisfaction or waiver of certain conditions as set forth in the Commitment Letter. On July 29, 2010, in connection with the order confirming our Plan, the Bankruptcy Court also approved the Purchase Letter and Commitment Letter and authorized the Debtors to execute, perform and incur their obligations under the Purchase Letter and Commitment Letter.  The Bankruptcy Court’s order additionally provided the Debtors with the authority to upsize the issuance of Convertible Notes in consultation with counsel to the Noteholders Committee and the Official Committee of Unsecured Creditors and with the consent of parties to the Purchase Letter and Commitment Letter.

Liabilities Subject to Compromise

Liabilities subject to compromise represent unsecured pre-petition obligations of the Debtors that are subject to impairment as part of our Plan and as a result, are subject to settlement at lesser amounts. Generally, actions to enforce or otherwise effect payment of such liabilities have been stayed by the Courts. Such liabilities are classified separately from other liabilities in our Condensed Consolidated Balance Sheets as “Liabilities subject to compromise.” The principal amount of the 8 3/8% Notes have been deemed to be an allowed claim and, as such, the unamortized debt discounts and deferred financing costs have been written off to adjust the debt balances to the amount of the allowed claim. Accrued interest on the 8 3/8% Notes has been included through the Petition Date which is also deemed an allowed claim and no interest has been accrued after this date. Contractually, interest expense would have increased $3.8 million if it had been accrued for the full second quarter of 2010.

The classification of liabilities as “not subject to compromise” versus “subject to compromise” is based on currently available information and analysis. As the Chapter 11 Cases continue and additional information and analysis is completed or as the Bankruptcy Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant. We classify liabilities subject to compromise as long-term liabilities because management does not believe we will use existing current assets or create additional current liabilities to fund these obligations.

Liabilities subject to compromise of the Debtors as of June 30, 2010 were comprised of the following (in thousands):

8 3/8% Notes	$272,567
Accrued interest on 8 3/8% Notes	13,189
$285,756

The Bankruptcy Court granted approval to continue to pay general unsecured creditors in the ordinary course of business and to continue existing customer programs. Other orders that provide us the ability to continue to operate our business in the ordinary course without interruption covered, among other things, employee wages and benefits, tax matters, insurance matters and cash management. We were also granted approval to enter into our DIP Credit Agreement and retain legal and financial professionals necessary to maintain the operation of our business. Liabilities subject to compromise do not include: (i) liabilities held by our subsidiaries or affiliates not included in our Chapter 11 Cases (the “Non-Debtors”); (ii) liabilities incurred after the commencement of the Chapter 11 Cases and (iii) pre-petition liabilities that the Debtors expect to pay in full.

Reorganization Items

In accordance with authoritative accounting guidance issued by the Financial Accounting Standards Board (the “FASB”), separate disclosure is required for reorganization items, such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business, which have been realized or incurred during the Chapter 11 Cases. Accordingly, professional fees directly related to or resulting from our reorganization process under the Chapter 11 Cases have been recorded in “Reorganization items” in our Condensed Consolidated Statements of Operations. Additionally, the principal amount of the 8 3/8% Notes has been deemed to be an allowed claim in the Chapter 11 Cases and, as such, the related unamortized debt discounts and deferred financing costs have been written off to adjust the debt balance to the amount of the allowed claim.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Reorganization items for the period from the Petition Date to June 30, 2010 were comprised of the following (in thousands):

Professional fees	$2,175
Write-off of 8 3/8% Notes deferred financing costs and debt discount	4,483
$6,658

Prior to the Petition Date, we incurred professional fees related to our reorganization of approximately $2.6 million and $5.0 million for the three and six months ended June 30, 2010, respectively, that are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations. Additionally, we wrote off approximately $1.6 million of unamortized deferred financing costs during the second quarter of 2010 related to our Prepetition Credit Agreement that has been included in interest expense in the Condensed Consolidated Statements of Operations. The amounts due under the Prepetition Credit Agreement were paid in full with a portion of the proceeds from our DIP Credit Agreement.

Condensed Combined Financial Statements of Debtor

The accompanying unaudited condensed combined consolidated financial statements of the Debtors presented below have been prepared in accordance with U.S. GAAP related to financial reporting by entities in reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited combined consolidated financial statements represent the financial position, results of operations and cash flows of only those entities that have file for protection under Chapter 11 and exclude our subsidiaries that did not file for Chapter 11. Therefore, these condensed combined financial statements presented below will differ from the condensed consolidated financial statements for all of U.S. Concrete, Inc.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The unaudited condensed combined consolidated financial statements of the Debtors are presented as of the dates or periods indicated below:

CONDENSED COMBINED CONSOLIDATED BALANCE SHEET
(Debtor-in-Possession)
(Unaudited)
(in thousands)
Three Months Ended June 30, 2010
ASSETS
Current assets:
Receivables from non-debtors	$44,065
All other current assets	142,078
Total current assets	186,143
Property, plant and equipment, net	207,320
Goodwill	14,063
Other assets	11,305
Total assets	$418,831

LIABILITIES AND DEFICIT
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt	$50,284
All other current liabilities	79,662
Total current liabilities	129,946
Long-term liabilities	17,147
Total liabilities not subject to compromise	147,093
Liabilities subject to compromise	285,756
Total deficit	(14,018)
Total liabilities and deficit	$418,831

CONDENSED COMBINED CONSOLIDATED STATEMENT OF OPERATIONS
(Debtor-in-Possession)
(Unaudited)
(in thousands)

Three Months Ended June 30, 2010
Revenue	$128,226
Costs and expenses	129,010
Operating loss	(784)
Interest expense, net	7,281
Other income, net	104
Reorganization items	6,658
Income tax benefit	254
Equity in net loss of non-debtors	(264)
Net loss attributable to stockholders	$(14,629)

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

CONDENSED COMBINED CONSOLIDATED STATEMENT OF CASH FLOWS
(Debtor-in-Possession)
(Unaudited)
(in thousands)

Three Months Ended June 30, 2010
Net cash used in operating activities	$(16,724)
Net cash used in investing activities	(3,193)
Net cash provided by financing activities	21,300
Net decrease in cash and cash equivalents	1,383
Cash and cash equivalents at beginning of period	3,970
Cash and cash equivalents at end of period	$5,353

3. ACQUISITIONS, DISPOSITIONS AND ASSETS HELD FOR SALE

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

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment and as such have classified these assets as held for sale. These assets are recorded at the estimated fair value less costs to sale of approximately $0.9 million. There were no assets held for sale as of December 31, 2009.

4.    INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009

Raw materials	$19,292	$18,128
Precast products	8,258	7,342
Building materials for resale	2,618	2,555
Repair parts	2,896	2,935
	$33,064	$30,960

5.    DEBT

A summary of debt is as follows (in thousands):

	June 30,	December 31,
	2010	2009
Senior secured credit facility due 2011	$—	$16,700
8 3/8% Notes	272,567	271,756
DIP Credit Agreement	48,973	—
Notes payable and other financing	1,354	2,319
Superior Materials Holdings, LLC secured credit facility due 2010	7,642	5,604
Capital leases	668	163
	331,204	296,542
Less: debt subject to compromise	(272,567)	—
Less: current maturities not subject to compromise	(58,126)	(7,873)
Total long-term debt not subject to compromise	$511	$288,669

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The estimated fair value of our debt at June 30, 2010 and December 31, 2009 was $200.4 million and $188.7 million, respectively.

DIP Credit Agreement

Effective as of May 3, 2010, we and certain of our subsidiaries (each individually a “Guarantor” and collectively, the “Guarantors”) entered into the DIP Credit Agreement which provides us with a debtor-in-possession term loan and revolving credit facility.

The DIP Credit Agreement provides for aggregate borrowings of up to $80.0 million, under facilities consisting of: (i) a $45.0 million term loan facility (the “Term Loan Facility”), the entire amount which was drawn on May 3, 2010, and (ii) a $35.0 million asset based revolving credit facility (the “Revolving Credit Facility”), of which up to $30.0 million was available on May 3, 2010, after entry by the Bankruptcy Court of an interim order.  The remaining $5.0 million of availability under the revolving credit facility became available upon entry by the Bankruptcy Court of a final order on May 21, 2010.  Up to $30.0 million of capacity under the Revolving Credit Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available under the Revolving Credit Facility.  Advances under the Revolving Credit Facility are limited by a borrowing base of (a) 85% of eligible accounts receivable plus (b) 85% of the appraised orderly liquidation value of eligible inventory plus (c) the lesser of (i) $20.0 million and (ii) 85% of the appraised orderly liquidation value of eligible trucks minus (d) such customary reserves as the Administrative Agent may establish from time to time in accordance with the terms of the DIP Credit Agreement.  As of June 30, 2010, we had $18.9 million of outstanding standby letters of credit, outstanding borrowings of $4.0 million under the Revolving Credit Facility and $45.0 million due under the Term Loan Facility. The availability under the revolving credit facility was approximately $11.3 million at June 30, 2010 and was $13.0 million as of July 30, 2010.

Proceeds from the DIP Credit Agreement may be used (i) for operating expenses, working capital and other general corporate purposes (including for the payment of the fees and expenses incurred in connection with the DIP Credit Agreement and the transactions contemplated therein and the Chapter 11 Cases), and (ii) to repay in full the obligations outstanding under the Prepetition Credit Agreement. On May 3, 2010, $45.0 million under the Term Loan Facility was funded and used to repay in full the obligations outstanding under the Prepetition Credit Agreement of approximately $40.3 million, and the Prepetition Credit Agreement was terminated.  After that repayment and after deducting certain fees and expenses in connection with entering into the DIP Credit Agreement, we received net cash proceeds of approximately $3.7 million.

At our option, borrowings under the DIP Credit Agreement may be obtained from time to time at LIBOR or the applicable domestic rate (the “CB Floating Rate”) which shall be the greater of (x) the interest rate per annum publicly announced from time to time by the Administrative Agent as its prime rate and (y) the interest rate per annum equal to the sum of 1.0% per annum plus the adjusted LIBOR rate for a one-month interest period. The applicable margin on (i) the Revolving Credit Facility is 2.50% for borrowings bearing interest at the CB Floating Rate and 3.50% for borrowings bearing interest at the LIBOR rate and (ii) the Term Loan Facility is 4.25% for borrowings bearing interest at the CB Floating Rate and 5.25% for borrowings bearing interest at the LIBOR rate (subject to a LIBOR floor of 2.0% per annum under the Term Loan Facility only).  Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR borrowings under the Revolving Credit Facility (other than an issued and outstanding letter of credit in the face amount of $3.5 million, which bears interest at a rate per annum equal to 7.25%), a fronting fee equal to 0.20% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  We also will pay a commitment fee on undrawn amounts under the Revolving Credit Facility in an amount equal to 0.75% per annum.  Upon any event of default, all outstanding borrowings and the amount of all other obligations owing under the DIP Credit Agreement will bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such borrowings or other obligations.

The DIP Credit Agreement is scheduled to mature on May 3, 2011, which may be extended to July 3, 2011, if certain conditions are satisfied or waived (the “Termination Date”).  Borrowings are due and payable in full on the Termination Date.  Outstanding borrowings under the DIP Credit Agreement are prepayable without penalty. We must make mandatory prepayments of principal in connection with (i) the incurrence of certain indebtedness and certain equity issuances and (ii) certain non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation), with customary reinvestment provisions for asset sales.  Mandatory prepayments are to be applied first to repay outstanding borrowings under the Revolving Credit Facility with a corresponding permanent reduction in commitments under the Revolving Credit Facility, and then to repay borrowings under the Term Loan Facility.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The DIP Credit Agreement requires us to maintain certain financial covenants. These covenants include the maintenance of a minimum cumulative EBITDAR calculated as consolidated net income (including Superior solely to the extent of dividends and distributions paid in cash ) plus income and franchise taxes, plus interest expense, depreciation, amortization, plus non-cash non-recurring charges, expenses and losses, plus any non-cash compensation deduction as the result of any grant of stock or other equity to employees, officers, directors or consultants and incentive compensation charges, plus reorganization and restructuring costs, charges and expenses  (in an aggregate amount during the term of the DIP Credit Agreement not to exceed (i) $7.5 million in the aggregate as of June 30, 2010, (ii) $18.5 million in the aggregate as of September 30, 2010, (iii) $24.0 million in the aggregate as of December 31, 2010 and (iv) $26.0 million in the aggregate throughout the term of the DIP Credit Agreement) minus the sum of any credit for any federal, state and local income and franchise tax, gains from extraordinary items for such period and any other non-cash gains or other items which have been added in determining consolidated net income (“EBITDAR”), tested on a monthly basis beginning May 31, 2010 with the test period commencing May 1, 2010. The cumulative EBITDAR thresholds as of May 31, 2010 and June 30, 2010 were approximately $0.2 million and $2.0 million respectively. Our actual EBITDAR for these two months exceeded these thresholds and were approximately $2.7 million and $3.3 million, respectively. We also must not exceed established cumulative capital expenditure thresholds tested on a quarterly basis, excluding Superior. For the period from May 1, 2010 to June 30, 2010 our cumulative capital expenditures were required to be less than approximately $1.5 million. Our actual cumulative capital expenditures of approximately $0.5 million were less than this maximum. We must maintain minimum availability under the Revolving Credit Facility of $3.0 million at all times. As of June 30, 2010, we were in compliance with each of these covenants.

The DIP Credit Agreement requires us and our subsidiaries to comply with customary affirmative and negative covenants. Such affirmative covenants require us and our subsidiaries, among other things, to preserve corporate existence, comply with laws, conduct business in the ordinary course and consistent with past practices, pay tax obligations, maintain insurance, provide access to the Administrative Agent and lenders to property and information, conduct update calls with the Administrative Agent and lenders to discuss the business performance and other issues the Administrative Agent may reasonably request, maintain properties in good working order and maintain all rights, permits, licenses and approvals and intellectual property with respect to their businesses, provide additional collateral and guaranties for property and subsidiaries formed or acquired after the May 3, 2010, maintain cash in approved deposit accounts subject to account control agreements, comply with their respective obligations under leases and notify the Administrative Agent upon taking possession of any new leased premises, pay or discharge their respective post-petition tax and contractual obligations, and comply with certain post-closing obligations with respect to deposit accounts and real property, in each case, subject to thresholds and exceptions as set forth in the DIP Credit Agreement.

Restrictions imposed through the negative covenants impact our ability and the ability of our subsidiaries to, among other things, incur debt, create liens, permit liens to exist, engage in mergers and acquisitions, conduct asset sales or dispositions of property, make dividends and other payments in respect of capital stock, prepay or cancel certain indebtedness, change lines of business, make investments, loans and other advances, enter into speculative hedging arrangements, engage in transactions with affiliates, enter into restrictive agreements and amend organizational documents or the terms of any subordinated debt, enter into non-ordinary course operating leases or engage in sale/leaseback transactions and create or permit to exist any superpriority claim or any lien on any collateral which is pari passu or senior to claims of the Administrative Agent or the lenders in each case, subject to thresholds and exceptions as set forth in the DIP Credit Agreement.

The DIP Credit Agreement contains customary events of default, including:  nonpayment of principal, interest and other fees or other amounts after stated grace periods; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcy and liquidation events of affiliates of ours which are not Debtors (the “Non-Filers”) or the exercise by any creditor of any remedies against any Non-Filer unless such Non-Filer seeks protection under applicable bankruptcy, insolvency or reorganization law after a stated grace period; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA”; actual or asserted invalidity of any guarantee, security document or non-perfection of security interest; a change in control (as defined in the DIP Credit Agreement); and customary bankruptcy-related events of default, including appointment of a trustee, failure to comply with the certain orders of the Bankruptcy Court, as applicable, or failure of those orders to remain in full force and effect, prepayment of certain pre-petition indebtedness, and the failure of the Debtors to meet certain milestones with respect to a plan of reorganization as set forth in the DIP Credit Agreement.

All obligations under the DIP Credit Agreement (a) are unconditionally guaranteed by all of our existing and future U.S. subsidiaries (other than Superior and its direct and indirect subsidiaries), (b) constitute an allowed administrative expense claim entitled to the benefits of Bankruptcy Code Section 364(c)(1) having superpriority over any and all administrative expenses of the kind specified in Bankruptcy Code Sections 503(b) or 507(b), and (c) are secured by (i) pursuant to Bankruptcy Code Section 346(c)(2) in the case of the Debtors, a first priority perfected lien (subject to certain exceptions) in our and the Guarantors’ present and after-acquired property not subject to a valid, perfected and non-avoidable lien on the date of filing of the Chapter 11 Cases, excluding (x) 34% of the issued and outstanding stock of new or existing foreign subsidiaries, (y) the equity and assets of Superior and its direct and indirect subsidiaries, and (z) certain other excluded collateral as set forth in the related pledge and security agreement (collectively, the “Excluded Collateral”) and (ii) pursuant to Bankruptcy Code Section 364(c)(3) in the case of the Debtors, a perfected junior lien on all present and after-acquired property that is otherwise subject to a valid, perfected and non-avoidable lien on the date of filing of the Chapter 11 Cases or a valid lien perfected after the date of filing of the Chapter 11 Cases, excluding, in all cases, the Excluded Collateral.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Prepetition Senior Secured Credit Facility

Prior to the payoff of our indebtedness under the Prepetition Credit Agreement on May 3, 2010 with funds obtained under our DIP Credit Agreement, we entered into two separate amendments to the Prepetition Credit Agreement, one in February 2010 and the other in March 2010 that provided additional short term liquidity. The February 2010 amendment provided for (i) a permanent waiver by the lenders of any default or event of default arising under the Prepetition Credit Agreement as a result of our delivery of our 2009 fiscal year financials with a report from our independent registered public accounting firm containing an explanatory paragraph with their conclusion regarding substantial doubt about our ability to continue as a going concern and (ii) a temporary waiver by the lenders, through April 30, 2010, of any default or event of default arising under the Prepetition Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8 3/8% Notes. Additionally, the February 2010 and March 2010 amendments modified other terms, including reductions in the revolving credit facility size, implementation of cash dominion, increased pricing, and temporary reductions in the minimum availability trigger at which we were required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Prepetition Credit Agreement was terminated immediately after the repayment on May 3, 2010.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8 3/8% Notes.  In July 2006, we issued $85 million of additional 8 3/8% Notes.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.  All of our subsidiaries, excluding Superior and minor subsidiaries, jointly and severally and fully and unconditionally guaranteed the repayment of the 8 3/8% Notes.

On April 1, 2010, we were obligated to make semi-annual interest payments on the 8 3/8% Notes aggregating approximately $11.4 million which we did not make.  Under the indenture relating to the 8 3/8% Notes, an event of default would have occurred if we failed to make the payment of interest on the 8 3/8% Notes when due and that failure continued for a period of 30 days.  If such an event of default occurred and continued, the trustee or the holders of 25% or more in aggregate principal amount of the 8 3/8% Notes then outstanding could have accelerated our obligation to repay the 8 3/8% Notes, together with accrued and unpaid interest.  Under the terms of the Prepetition Credit Agreement, an event of default under the indenture would have also constituted an event of default under the Prepetition Credit Agreement, and would have given rise to the right of the lenders under the Prepetition Credit Agreement to immediately accelerate the maturity of the debt outstanding under the Credit Agreement.  As discussed in Note 2, we reached an agreement with a substantial majority of the holders of the 8 3/8% Notes on the terms of a comprehensive debt restructuring plan prior to April 30, 2010, the date an event of default would have occurred for non-payment of interest.  The Plan, under protection of Chapter 11, provides that the holders of the 8 3/8% Notes would exchange their 8 3/8% Notes for equity in our reorganized company. We believe that any efforts to enforce the financial obligations under the Debt Documents are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of the 8 3/8% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open market transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8 3/8% Notes purchased.  During the quarter ended June 30, 2009, we purchased an additional $5.0 million principal amount of the 8 3/8% Notes for approximately $2.0 million. This resulted in a gain of approximately $2.9 million in April 2009, after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8 3/8% Notes purchased. We used cash on hand and borrowings under our Prepetition Credit Agreement to fund these transactions. These purchases reduced the amount outstanding under the 8 3/8% Notes by $12.4 million, reduced our interest expense by approximately $0.7 million in 2009 and were expected to reduce our interest expense by approximately $0.9 million on an annual basis thereafter.

Superior Credit Facility and Subordinated Debt

Superior has a separate credit agreement that provides for a revolving credit facility (the “Superior Credit Agreement”).  Effective April 1, 2010, the Superior Credit Agreement was amended and restated under which borrowings of up to $15.0 million may become available, including a $5.0 million letter of credit subfacility. The Superior Credit Agreement is secured by substantially all the assets of Superior.  The Superior Credit Agreement is scheduled to mature on September 30, 2010.  Based on this maturity date, the amounts outstanding under the credit agreement are classified as current at June 30, 2010. Availability of borrowings is subject to a borrowing base of net receivables, inventory and machinery and equipment, and in certain circumstances letters of credit, in each case, subject to the eligibility criteria set forth in the Superior Credit Agreement. Also, see Note 12 for a discussion relating to the entry into a Redemption Agreement with Superior subsequent to the quarter ended June 30, 2010.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Borrowings under the Superior Credit Agreement are subject to interest at our election of LIBOR plus 5.00% (subject to a 1.00% floor) or a domestic prime rate plus 3.00% (subject to a floor of 2.50%).  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the revolving credit facility.

Superior and each of Superior’s existing and future subsidiaries, if any, have guaranteed the repayment of all amounts owing under the Superior Credit Agreement.  The Superior Credit Agreement contains covenants substantially the same as in the previous credit agreement, restricting, among other things, Superior’s and its subsidiaries’ distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior’s capital expenditures and will require them to maintain compliance with a minimum EBITDA level as of the end of each fiscal quarter. For the trailing 12 months ended June 30, 2010, Superior was required to meet a minimum EBITDA threshold of $(5.4) million and actual EBITDA was $(3.6) million. During the trailing 12 months ended June 30, 2010, Superior was in compliance with these covenants. The Superior Credit Agreement provides that specified change-of-control events, as well as, among other things,  customary payment and covenant defaults, breach of material representations and warranties, impairment of collateral or guarantees, cross-default to certain material indebtedness, judgments in excess of a threshold amount, certain ERISA events, and certain bankruptcy events, would constitute events of default.

As a condition precedent to the initial advance under the Superior Credit Agreement, U.S. Concrete Inc. and the Edw. C. Levy Co. were required to fund $3.6 million to Superior in the form of cash equity contributions, representing a prefunding of the respective obligations under certain support letters entered into in connection with the previous Superior Credit Agreement for the period from January 1, 2010 through September 30, 2010. Our portion of this cash obligation was $1.1 million. Additionally, we made capital contributions in the amount of $2.6 million during the first quarter of 2010 in lieu of cash payment of related party payables by Superior. In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million in lieu of receiving cash payment of related party payables from Superior. Additionally, the minority partner, Edw. C. Levy Co., provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009.  The subordinated debt with U.S. Concrete was eliminated in consolidation.  During the third quarter of 2009, U.S. Concrete and, Edw. C. Levy Co., converted the subordinated debt capital into capital contributions to Superior.  There can be no assurance that U.S. Concrete and Edw. C. Levy Co. will not have to make additional cash equity contributions to Superior to finance its working capital requirements and fund its cash operating losses if they are greater than anticipated.

As of June 30, 2010, there was $7.6 million in outstanding revolving credit borrowings under the Superior Credit Agreement, and the remaining amount of the available credit was approximately $2.5 million. Letters of credit outstanding at June 30, 2010 were $3.0 million, which reduced the amount available under the revolving credit facility.

6.    INCOME TAXES

We recorded income tax expense from continuing operations of $0.2 million for the six months ended June 30, 2010, as compared to an income tax benefit of $1.1 million for the corresponding period in 2009. In accordance with U.S. GAAP, we estimate the effective tax rate expected to be applicable for the full year.  As of June 30, 2010, we have U.S. federal net operating loss carryforwards of approximately $95.9 million. In assessing the value of deferred tax assets at June 30, 2010, we considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of June 30, 2010 for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability at June 30, 2010 was $1.9 million. The application of a valuation allowance reduced our effective benefit rate from the statutory rate. In addition, certain state taxes are calculated on bases different than pre-tax loss.  This resulted in recording income tax expense for these states, which also impacted the effective rate for the six months ended June 30, 2010 compared to the statutory rate.  We made income tax payments of approximately $0.3 million in each of the three and six month periods ended June 30, 2010 and 2009.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

7.    STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	June 30, 2010	December 31, 2009
Shares authorized	60,000	60,000
Shares outstanding at end of period	37,365	37,558
Shares held in treasury	675	552

Under our restated certificate of incorporation, we are authorized to issue 10,000,000 shares of preferred stock, $0.001 par value, none of which were issued or outstanding as of June 30, 2010 and December 31, 2009.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 2,500 shares during the three months ended June 30, 2010, at a total value of approximately $2,300. For the six months ended June 30, 2010, we withheld approximately 123,500 shares with a total value of $0.1 million. We accounted for the withholding of these shares as treasury stock.

8.    SHARES USED IN COMPUTING NET LOSS PER SHARE

The following table summarizes the number of shares (in thousands) of common stock we have used, on a weighted-average basis, in calculating basic and diluted net loss per share attributable to stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	36,764	36,099	36,697	36,061
Effect of dilutive stock options and awards	—	—	—	—
Diluted weighted average common shares outstanding	36,764	36,099	36,697	36,061

For the three and six month periods ended June 30, we excluded stock options and awards covering 2.2 million shares in 2010 and 3.0 million shares in 2009 from the computation of net loss per share because their effect would have been antidilutive.

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

In May 2010, we entered into a settlement agreement for approximately $1.6 million related to four consolidated class actions pending in Alameda Superior Court (California). This settlement was approved by the Bankruptcy Court as part of our Plan, which was confirmed on July 29, 2010.  The original class actions were filed between April 6, 2007 and September 27, 2007 on behalf of various Central Concrete Supply Co., Inc. (“Central”) ready-mixed concrete and transport drivers, alleging primarily that Central, which is one of our subsidiaries, failed to provide meal and rest breaks as required under California law. We previously entered into settlements with one of the classes and a number of individual drivers. The approximate $1.6 million settlement is included in accrued liabilities (not subject to compromise) on our condensed consolidated balance sheet as of June 30, 2010.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Currently, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2010.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2010.

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

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $55.0 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Ready-mixed concrete and concrete-related products	$131,677	$131,737	$212,048	$238,734
Precast concrete products	16,347	16,023	28,773	29,531
Inter-segment revenue	(4,064)	(4,034)	(6,595)	(7,239)
Total revenue	$143,960	$143,726	$234,226	$261,026

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment Operating Profit (Loss):
Ready-mixed concrete and concrete-related products	$4,600	$2,373	$(7,348)	$(2,872)
Precast concrete products	860	635	(21)	626
Gain on purchases of senior subordinated notes	–	2,913	–	7,406
Reorganization items	(6,658)	–	(6,658)	–
Unallocated overhead and other income	269	178	775	985
Corporate:
Selling, general and administrative expenses	(6,687)	(4,763)	(13,909)	(9,722)
Gain (loss) on sale of assets	–	(2)	–	(3)
Interest expense, net	(7,402)	(6,562)	(14,192)	(13,330)
Profit (loss) from continuing operations before income taxes and non-controlling interest interest	$(15,018)	$(5,228)	$(41,353)	$(16,910)

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$5,774	$6,251	$11,244	$12,474
Precast concrete products	687	717	1,355	1,444
Corporate	597	482	1,201	988
Total depreciation, depletion and amortization	$7,058	$7,450	$13,800	$14,906

Revenue by Product:
Ready-mixed concrete	$115,123	$115,638	$184,659	$211,142
Precast concrete products	16,529	16,179	29,023	29,738
Building materials	2,616	2,650	4,239	4,464
Aggregates	4,832	5,796	7,244	9,223
Other	4,860	3,463	9,061	6,459
Total revenue	$143,960	$143,726	$234,226	$261,026

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$881	$2,383	$3,129	$9,010
Precast concrete products	200	87	399	126
Total capital expenditures	$1,081	$2,470	$3,528	$9,136

Identifiable Assets:	As of June 30, 2010	As of December 31, 2009
Ready-mixed concrete and concrete-related products	$194,514	$203,681
Precast concrete products	23,150	23,496
Corporate	11,575	12,740
Total identifiable assets	$229,239	$239,917

11.   SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

For a description of our accounting policies, see Note 2 of the consolidated financial statements in the 2009 Form 10-K.

In February 2010, the FASB issued an update that removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated.  This change removes potential conflicts with SEC requirements.  The adoption did not have an impact on our condensed consolidated financial statements.

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

12.    SUBSEQUENT EVENT

On August 5, 2010, we entered into a Redemption Agreement (the “Redemption Agreement”) with certain of our subsidiaries (the “Joint Venture Partners”), Superior and Edw. C. Levy Co. (“Levy”), the minority owner of Superior.  Levy and the Joint Venture Partners are members of Superior and each hold “Shares” of Superior, as defined in the Superior Operating Agreement, dated April 1, 2007 (the “Operating Agreement”). Superior will redeem all of the Joint Venture Partners’ Shares pursuant to the Redemption Agreement, subject to the satisfaction of certain conditions (the “Redemption”).

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

As consideration for the Redemption, Superior and Levy (the “Indemnifying Parties”) have agreed to indemnify us and the Joint Venture Partners from, among other items: (i) facts or circumstances that occur on or after the closing of the Redemption (the “Closing”) and which relate to the post-closing ownership or operation of Superior; (ii) the Agreement Approving Asset Sale with Central States, Southeast Areas Pension Fund, dated March 30, 2007; and (iii) Superior’s anticipated issuance of 500 Shares to a third party (the “New Joint Venture Partner”) prior to the consummation of the Redemption (the “Issuance”); provided that the New Joint Venture Partner shall execute a joinder agreement to the Redemption Agreement pursuant to which the New Joint Venture Partner shall become a party to the Redemption Agreement and become subject to the indemnification obligations thereunder, as an Indemnifying Party.

We and the Joint Venture Partners shall pay $640,000 and issue a $1.5 million promissory note to Superior at the Closing as partial consideration for the indemnification and other consideration to be provided by the Indemnifying Parties pursuant to the Redemption Agreement.  We estimate that the loss from redeeming our interest in Superior will be approximately $11.6 million. We and the Joint Venture Partners have also agreed, for a period of five (5) years after the Closing not to compete with Superior in the State of Michigan, subject to certain exceptions.

Under the terms of the Redemption Agreement, Levy shall have until August 25, 2010 to exercise its rights under Section 5.4 of the Operating Agreement (“End Date”) regarding acquiring the Joint Venture Partner’ Shares due to our chapter 11 process pursuant to a predetermined formula.  If Levy does not exercise its rights under Section 5.4 of the Operating Agreement on or before the End Date, all such rights shall be terminated and of no further force or effect as of the End Date.

The parties to the Redemption Agreement have agreed to negotiate mutually acceptable forms of amendments, assignments or terminations to certain agreements relating to Superior and the operation of the Business (the “Ancillary Agreements”). If the parties are not able to agree upon these Ancillary Agreements by August 18, 2010, any party to the Redemption Agreement may terminate the Redemption Agreement by providing 10 days’ prior written notice to the other parties. Additionally, we will be conducting due diligence on the financial condition and operations of Levy and the New Joint Venture Partner, if applicable, regarding their ability to provide the indemnity. In the event that we are dissatisfied, in our sole discretion, with the results of the due diligence, we may terminate the Redemption Agreement by providing written notice to the other parties by August 16, 2010 (as may be extended from time to time by the mutual agreement of the parties).

Superior’s obligation to consummate the Redemption is subject to satisfaction of certain conditions, including consummation of the Issuance on terms satisfactory to Levy; provided, that if such condition is not met or waived on or before the September 30, 2010 (the “Issuance Deadline”), it shall no longer be applicable unless Levy has exercised the related termination right or before the Issuance Deadline. The obligations of U.S. Concrete, Inc. and the Joint Venture Partners to consummate the Redemption is subject to satisfaction of certain conditions, including, approval by the U.S. Bankruptcy Court of the entry by us into the Redemption Agreement and the other agreements, amendments and documents contemplated therein by August 20, 2010; provided, that the we may not waive this condition.

The Redemption Agreement shall terminate upon the earlier of (i) September 30, 2010 if the Closing has not occurred by such date; (ii) such time as we or the Joint Venture Partners notify Levy that a condition to the Closing has become incapable of fulfillment; (iii) such time as Levy notifies us and the Joint Venture Partners that a condition to the Closing has become incapable of fulfillment; (iv) the delivery of a written notice by us to Levy on or prior to August 16, 2010 that it is terminating the Redemption Agreement in connection with the due diligence review; (v) the delivery of a written notice by us or Levy to the other parties to the Redemption Agreement on or prior to the August 18, 2010 that it is terminating the Redemption Agreement in connection with the negotiation of the Ancillary Agreements and (vi) the delivery of a written notice by Levy to the other parties to the Redemption Agreement on or prior to September 30, 2010 that it is terminating the Redemption Agreement.

13.    FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS

All of our subsidiaries, excluding Superior and minor subsidiaries, have jointly and severally and fully and unconditionally guaranteed the repayment of our long-term debt.  We directly or indirectly own 100% of each subsidiary guarantor.  The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, Inc., the parent company and its subsidiary guarantors (including minor subsidiaries), Superior and our consolidated company, as of June 30, 2010 and December 31, 2009 and for the three and six month periods ended June 30, 2010 and 2009.

The condensed consolidating balance sheet as of December 31, 2009 has been revised to reduce investment in subsidiaries by $5.6 million and eliminate non-controlling interest in the same amount that was previously recorded in the accounts of the Subsidiary Guarantors.  Corresponding revisions of $5.6 million were also made to the eliminations column.  These revisions had no impact on the Parent, Superior, or consolidated columns in the condensed consolidating balance sheet as of December 31, 2009. The condensed consolidating statement of operations for the three and six months ended June 30, 2009 have also been revised to reduce equity loss in subsidiary by $0.8 million and $2.4 million, respectively and eliminate net loss attributable to non-controlling interest in the same amounts that were previously recorded in the accounts of the Subsidiary Guarantors.   Corresponding revisions in the same amounts were also made to the eliminations columns. These revisions had no impact on the Parent, Superior, or consolidated columns in the condensed consolidating statements of operations for the three and six month period ended June 30, 2009.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Condensed Consolidating Balance Sheet As of June 30, 2010:	U.S. Concrete Parent	Subsidiary Guarantors1	Superior	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$—	$5,353	$422	$—	$5,775
Trade accounts receivable, net.	—	84,058	10,624	—	94,682
Inventories	—	29,610	3,454	—	33,064
Deferred income taxes	—	8,107	—	—	8,107
Prepaid expenses	—	4,473	894	—	5,367
Other current assets	2,637	7,080	424	—	10,141
Assets held for sale	—	892	—	—	892
Total current assets	2,637	139,573	15,818	—	158,028
Property, plant and equipment, net	—	210,439	18,800	—	229,239
Goodwill	—	14,063	—	—	14,063
Investment in Subsidiaries	288,874	9,489	—	(298,363)	—
Other assets	169	1,647	43	—	1,859
Total assets	$291,680	$375,211	$34,661	$(298,363)	$403,189

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt	$49,941	$343	$7,842	$—	$58,126
Accounts payable	—	38,013	1,798	—	39,811
Accrued liabilities	4,724	36,838	9,170	—	50,732
Total current liabilities	54,665	75,194	18,810	—	148,669
Long-term debt, net of current maturities	—	511	—	—	511
Other long-term obligations and deferred credits	6,099	633	—	—	6,732
Deferred income taxes	—	9,999	—	—	9,999
Total liabilities not subject to compromise	60,764	86,337	18,810	—	165,911
Liabilities subject to compromise (Note 2)	285,756	—	—	—	285,756
Total liabilities	346,520	86,337	18,810	—	451,667

Equity (Deficit):
Common stock	38	—	—	—	38
Additional paid-in capital	269,153	561,642	48,958	(610,600)	269,153
Retained deficit	(320,678)	(272,768)	(33,107)	305,875	(320,678)
Treasury stock, at cost	(3,353)	—	—	—	(3,353)
Total stockholders’ equity (deficit)	(54,840)	288,874	15,851	(304,725)	(54,840)
Non-controlling interest (Note 1)	—	—	—	6,362	6,362
Total equity (deficit)	(54,840)	288,874	15,851	(298,363)	(48,478)
Total liabilities and equity (deficit)	$291,680	$375,211	$34,661	$(298,363)	$403,189

1 Including minor subsidiaries without operations or material assets.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Condensed Consolidating Statement of Operations Three months ended June 30 2010:	U.S. Concrete Parent	Subsidiary Guarantors1	Superior	Eliminations	Consolidated
	(in thousands)

Revenue	$–	$128,250	$15,710	$–	$143,960
Cost of goods sold before depreciation, depletion and amortization	–	107,302	14,243	–	121,545
Selling, general and administrative expenses	–	15,262	1,228	–	16,490
Depreciation, depletion and amortization	–	6,486	572	–	7,058
(Gain) loss on sale of assets	–	(11)	–	–	(11)
Loss from operations	–	(789)	(333)	–	(1,122)
Interest expense, net	7,292	(11)	121	–	7,402
Other income, net	–	106	58	–	164
Loss before reorganization items and income taxes	(7,292)	(672)	(396)	–	(8,360)
Reorganization items	6,658	–	–	–	6,658
Loss before income taxes	(13,950)	(672)	(396)	–	(15,018)
Income tax expense (benefit)	(2,552)	2,298	39	–	(215)
Equity losses in subsidiary	(3,231)	(261)	–	3,492	–
Net loss	(14,629)	(3,231)	(435)	3,492	(14,803)
Net loss attributable to non-controlling interest	–	–	–	174	174
Net loss attributable to stockholders	$(14,629)	$(3,231)	$(435)	$3,666	$(14,629)

1Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Operations Six months ended June 30 2010:	U.S. Concrete Parent	Subsidiary Guarantors1	Superior	Eliminations	Consolidated
	(in thousands)

Revenue	$–	$214,378	$19,848	$–	$234,226
Cost of goods sold before depreciation, depletion and amortization	–	188,075	20,325	–	208,400
Selling, general and administrative expenses	–	30,646	2,339	–	32,985
Depreciation, depletion and amortization	–	12,641	1,159	–	13,800
(Gain) loss on sale of assets	–	40	–	–	40
Loss from operations	–	(17,024)	(3,975)	–	(20,999)
Interest expense, net	13,954	11	227	–	14,192
Other income, net	–	390	106	–	496
Loss before reorganization items and income taxes	(13,954)	(16,645)	(4,096)	–	(34,695)
Reorganization items	6,658	–	–	–	6,658
Loss before income taxes	(20,612)	(16,645)	(4,096)	–	(41,353)
Income tax expense (benefit)	(4,884)	4,999	78	–	193
Equity losses in subsidiary	(24,148)	(2,504)	–	26,652	–
Net loss	(39,876)	(24,148)	(4,174)	26,652	(41,546)
Net loss attributable to non-controlling interest	–	–	–	1,670	1,670
Net loss attributable to stockholders	$(39,876)	$(24,148)	$(4,174)	$28,322	$(39,876)

1Including minor subsidiaries without operations or material assets.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Condensed Consolidating Statement of Cash Flows Six months ended June 30, 2010:	U.S. Concrete Parent	Subsidiary Guarantors1	Superior	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(33,050)	$16,326	$(7,988)	$–	$(24,712)
Net cash used in investing activities	–	(3,193)	(124)	–	(3,317)
Net cash provided by (used in) financing activities	33,050	(11,750)	8,275	–	29,575
Net increase (decrease) in cash and cash equivalents	–	1,383	163	–	1,546
Cash and cash equivalents at the beginning of the period	–	3,970	259	–	4,229
Cash and cash equivalents at the end of the period	$–	$5,353	$422	$–	$5,775

1 Including minor subsidiaries without operations or material assets.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Condensed Consolidating Balance Sheet As of December 31, 2009:	U.S. Concrete Parent	Subsidiary Guarantors1	Superior	Eliminations	Consolidated
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$—	$3,970	$259	$—	$4,229
Trade accounts receivable, net.	—	67,021	7,830	—	74,851
Inventories	—	27,459	3,501	—	30,960
Deferred income taxes	—	7,847	—	—	7,847
Prepaid expenses	—	3,361	368	—	3,729
Other current assets	—	5,876	1,097	—	6,973
Total current assets	—	115,534	13,055	—	128,589
Property, plant and equipment, net	—	220,082	19,835	—	239,917
Goodwill	—	14,063	—	—	14,063
Investment in Subsidiaries	281,664	8,273	—	(289,937)	—
Other assets	4,867	1,672	52	—	6,591
Total assets	$286,531	$359,624	$32,942	$(289,937)	$389,160

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$860	$1,245	$5,768	$—	$7,873
Accounts payable	—	30,768	6,910	—	37,678
Accrued liabilities	6,584	35,533	6,440	—	48,557
Total current liabilities	7,444	67,546	19,118	—	94,108
Long-term debt, net of current maturities	288,529	140	—	—	288,669
Other long-term obligations and deferred credits	6,300	616	—	—	6,916
Deferred income taxes	—	9,658	—	—	9,658
Total liabilities	302,273	77,960	19,118	—	399,351

Equity (Deficit):
Common stock	38	—	—	—	38
Additional paid-in capital	268,306	530,284	42,757	(573,041)	268,306
Retained deficit	(280,802)	(248,620)	(28,933)	277,553	(280,802)
Treasury stock, at cost	(3,284)	—	—	—	(3,284)
Total stockholders’ equity (deficit)	(15,742)	281,664	13,824	(295,488)	(15,742)
Non-controlling interest	—	—	—	5,551	5,551
Total equity	(15,742)	281,664	13,824	(289,937)	(10,191)
Total liabilities and equity (deficit)	$286,531	$359,624	$32,942	$(289,937)	$389,160

1 Including minor subsidiaries without operations or material assets.

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

(Unaudited)

Condensed Consolidating Statement of Operations Three months ended June 30, 2009:	U.S. Concrete Parent	Subsidiary Guarantors1	Superior	Eliminations	Consolidated
	(in thousands)

Revenue	$–	$128,756	$14,970	$–	$143,726
Cost of goods sold before depreciation, depletion and amortization	–	106,732	13,857	–	120,589
Selling, general and administrative expenses	–	15,631	1,976	–	17,607
Depreciation, depletion and amortization	–	6,577	873	–	7,450
Loss from operations	–	(184)	(1,736)	–	(1,920)
Interest income	4	5	–	–	9
Interest expense	6,414	32	125	–	6,571
Gain on purchase of senior subordinated notes	2,913	–	–	–	2,913
Other income, net	–	308	33	–	341
Income (loss) before income tax provision (benefit)	(3,497)	97	(1,828)	–	(5,228)
Income tax provision (benefit)	(1,224)	718	75	–	(431)
Equity losses in subsidiary	(1,721)	(1,100)	–	2,821	–
Loss from continuing operations	(3,994)	(1,721)	(1,903)	2,821	(4,797)
Loss from discontinued operations, net of tax	–	–	–	–	–

Net loss	(3,994)	(1,721)	(1,903)	2,821	(4,797)
Net loss attributable to non-controlling interest	–	–	–	803	803
Net loss attributable to stockholders	$(3,994)	$(1,721)	$(1,903)	$3,624	$(3,994)

1Including minor subsidiaries without operations or material assets.

Condensed Consolidating Statement of Operations Six months ended June 30, 2009:	U.S. Concrete Parent	Subsidiary Guarantors1	Superior	Eliminations	Consolidated
	(in thousands)

Revenue	$–	$240,733	$20,293	$–	$261,026
Cost of goods sold before depreciation, depletion and amortization	–	203,249	20,862	–	224,111
Selling, general and administrative expenses	–	30,539	3,146	–	33,685
Depreciation, depletion and amortization	–	13,077	1,829	–	14,906
Loss from operations	–	(6,132)	(5,544)	–	(11,676)
Interest income	6	9	–	–	15
Interest expense	13,008	91	246	–	13,345
Gain on purchase of senior subordinated notes	7,406	–	–	–	7,406
Other income, net	–	630	60	–	690
Loss before income tax provision (benefit)	(5,596)	(5,584)	(5,730)	–	(16,910)
Income tax provision (benefit)	(1,959)	741	150	–	(1,068)
Equity losses in subsidiary	(9,811)	(3,486)	–	13,297	–
Loss from continuing operations	(13,448)	(9,811)	(5,880)	13,297	(15,842)
Loss from discontinued operations, net of tax	–	–	–	–	–

Net loss	(13,448)	(9,811)	(5,880)	13,297	(15,842)
Net loss attributable to non-controlling interest	–	–	–	2,394	2,394
Net loss attributable to stockholders	$(13,448)	$(9,811)	$(5,880)	$15,691	$(13,448)

Index

U.S. CONCRETE, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Condensed Consolidating Statement of Cash Flows Six months ended June 30, 2009:	U.S. Concrete Parent	Subsidiary Guarantors1	Superior	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(2,399)	$8,209	$(7,782)	$–	$(1,972)
Net cash provided by (used in) investing activities	–	(11,823)	99	–	(11,724)
Net cash provided by (used in) financing activities	2,399	3,393	7,049	–	12,841
Net increase (decrease) in cash and cash equivalents	–	(221)	(634)	–	(855)
Cash and cash equivalents at the beginning of the period	–	4,685	638	–	5,323
Cash and cash equivalents at the end of the period	$–	$4,464	$4	$–	$4,468

1 Including minor subsidiaries without operations or material assets.

Index

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

Since the middle of 2006, the United States building materials construction market has become increasingly challenging.  Currently, the construction industry, particularly the ready-mixed concrete industry, is characterized by significant overcapacity, fierce competitive activity and declining sales volumes.  From 2007 through 2010, we have implemented a variety of cost reduction initiatives, including workforce reductions, suspension of employee benefits, temporary plant idling, rolling stock dispositions and divestitures of nonperforming business units to reduce our operating and fixed costs.

Despite these initiatives, our business and financial performance was severely affected by the overall downturn in construction activity, particularly the steep decline in single-family home starts in the U.S. residential construction markets, the turmoil in the global credit markets and the U.S. economic downturn.  These conditions have had a significant impact on demand for our products since the middle of 2006 and continuing into the second quarter of 2010.  During 2007, 2008 and 2009, single family home starts declined significantly, and commercial construction activity, which has been negatively affected by the challenging credit markets and the recent U.S. economic downturn, has been weaker in our markets in 2010 when compared to 2009.  Sales volumes in our precast operations have also been significantly affected due to the dramatic downturn in residential construction.  We have also experienced pricing pressure and our ready-mixed concrete pricing has declined in 2010 compared to 2009 in most of our markets, which has negatively impacted our gross margins.

Index

In response to our protracted declining sales volumes, we expanded and continued our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits.  We also continued to significantly scale back capital investment expenditures.

Nonetheless, the continued weakening economic conditions, including ongoing softness in residential construction, further reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, combined to cause a significant reduction in our liquidity.  Our liquidity position deteriorated further in the first quarter of 2010 due to the severe inclement weather we experienced in most of our markets which limited our ability to manufacture and distribute our products.  In response, we entered into two separate amendments to our prepetition Senior Secured Credit Agreement (“Prepetition Credit Agreement”), one during February 2010 and the other during March 2010, to provide additional short-term liquidity.  These amendments are described in more detail under “Liquidity and Capital Resources – Prepetition Senior Secured Credit Facility” and in Note 5 to the consolidated financial statements. Additionally, as described below under “ DIP Credit Agreement,” effective as of May 3, 2010, we and certain of our domestic subsidiaries (each individually a “Guarantor” and collectively, the “Guarantors”) entered into a Revolving Credit, Term Loan and Guarantee Agreement (the “DIP Credit Agreement”) which provides us with a debtor-in-possession term loan and revolving credit facility. We believe that this facility will provide us with sufficient liquidity to finance our operations in the ordinary course as we seek emergence from Chapter 11.

We were obligated to make semi-annual interest payments on our 8 3/8%Senior Subordinated Notes due 2014 (the “8 3/8% Notes”), aggregating approximately $11.4 million on April 1, 2010, which we did not make.  Under the indenture relating to the 8 3/8% Notes, an event of default would have occurred if we failed to make any payment of interest on the 8 3/8% Notes when due and that failure continued for a period of 30 days, or until April 30, 2010.  If such an event of default occurred, the trustee or the holders of 25% or more in aggregate principal amount of the 8 3/8% Notes then outstanding could have accelerated our obligation to repay the 8 3/8% Notes, together with accrued and unpaid interest.  Under the terms of the Prepetition Credit Agreement, an event of default under the 8 3/8% Notes indenture would have also constituted an event of default under the Prepetition Credit Agreement, and would have given rise to the right of our lenders under the Prepetition Credit Agreement to immediately accelerate the maturity of this outstanding debt.

As previously announced, we retained legal and financial advisors to assist us in reviewing the strategic and financing alternatives available to us. We also engaged in discussions with the holders of our 8 3/8% Notes (the “Noteholders”) regarding a permanent restructuring of our capital structure.

Chapter 11 Bankruptcy Filings and Plan of Reorganization

We reached an agreement with a substantial majority of the Noteholders (the “Noteholders Committee”) on the terms of a comprehensive debt restructuring plan prior to April 30, 2010, the date an event of default would have occurred under the indenture relating to the 8 3/8% Notes for non-payment of interest.  The plan will reduce our principal amount of subordinated debt by approximately $272 million. To implement the restructuring, on April 29, 2010, (the “Petition Date”), we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”).  The Bankruptcy Court ordered joint administration of the Chapter 11 Cases under the lead case:  In re U.S. Concrete, Inc., Case No. 10-11407 (the “Chapter 11 Cases”).  The restructuring does not involve Superior’s operations.

The Debtors currently are operating as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.  Following the Petition Date, we sought and obtained relief from the Bankruptcy Court to continue to operate our business in the ordinary course without interruption.  For example, we obtained Bankruptcy Court approval to continue to pay general unsecured creditors in the ordinary course of business, to continue to honor existing customer programs, and to continue operating under our existing cash management system.  We also obtained approval to satisfy prepetition obligations relating to, among other things, employee wages and benefits, taxes and insurance policies. We also received authority to enter into an $80.0 million debtor-in-possession credit facility to fund operations as we move forward with our comprehensive debt restructuring and repay amounts due under the Prepetition Credit Agreement in full.

Subject to certain exceptions under Chapter 11 of the Bankruptcy Code (“Chapter 11”), the Debtors’ Chapter 11 filings automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. The filing of the Chapter 11 Cases triggered the acceleration of financial obligations under the terms of the Prepetition Credit Agreement and the 8 3/8% Notes.  The Debtors believe that any efforts to enforce the financial obligations under the 8 3/8% Notes are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

Index

We also filed a Plan of Reorganization (the “Plan”) with the Bankruptcy Court on April 29, 2010, seeking expedited confirmation.  We filed modified versions of the Plan on June 2, 2010 and July 27, 2010.  Upon effectiveness of the Plan, all of the Company’s existing equity securities, including the Company’s existing common stock (the “Existing Common Stock”) and options to purchase Existing Common Stock, will be cancelled.  Holders of the 8 3/8% Notes will receive their proportionate share of the new common stock (“New Common Stock”) of the reorganized Company in exchange for their 8 3/8% Notes.  Holders of the Existing Common Stock will receive their proportionate share of:  Class A Warrants to purchase 7.5% of the New Common Stock once the value of the equity in the reorganized Company reaches approximately $297.0 million (the “Class A Warrants”); and Class B Warrants to purchase 7.5% of the New Common Stock once the value of the equity in the reorganized Company reaches approximately $349.0 million (the “Class B Warrants” and together with the Class A Warrants, the “Warrants”). The Warrants will expire seven years after the date of issuance.  The Plan also contemplates that all trade creditors will not be impaired and will be paid in full in the ordinary course.  On June 3, 2010, a hearing was held and our disclosure statement related to the Plan was approved by the Bankruptcy Court. The disclosure statement contains certain information about the Debtors’ prepetition operating and financial history and the events leading up to the commencement of the Chapter 11 Cases. The disclosure statement also describes the terms and provisions of the Plan, including certain effects of confirmation of the Plan, certain risk factors associated with securities to be issued under the Plan, the manner in which distributions will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan were required to follow for their votes to be counted.  The holders of the 8 3/8% Notes and other security holders (including our stockholders) were the only constituents deemed impaired and eligible to vote under the Plan. All votes were due by these two classes on July 9, 2010, and the Plan was approved by both classes. The Plan was confirmed by the Bankruptcy Court on July 29, 2010. Contingent upon obtaining our exit financing and our emergence from Chaper 11 being declared effective by the Bankruptcy Court, we currently anticipate that we will emerge from Chapter 11 within the next thirty days from the date of our filing of this quarterly report with the SEC. However, there can be no assurance that emergence will occur within this time frame. For a discussion of our exit financing, see “Exit Financing” below.

On April 29, 2010 the NASDAQ Stock Market (“NASDAQ”) notified us that, in accordance with NASDAQ’s Listing Rules 5101, 5110(b) and 1M-5101-1, our common stock would be delisted by NASDAQ and that trading of our common stock would be suspended. The delisting and suspension of our trading were effective as of the opening of business on May 10, 2010. NASDAQ’s notice and determination followed our announcement that we and our subsidiaries had filed petitions under Chapter 11.  Our common stock is currently traded on the over-the-counter market.  Trading in our common stock will be highly speculative as the trading may not be representative of the ultimate return to stockholders based on the Plan.

Continuing as a Going Concern

We reported net losses in the last four years and currently anticipate losses for 2010.  This cumulative loss, in addition to our Chapter 11 Cases, raises substantial doubt as to our ability to continue as a going concern for a period of at least the next twelve months.  Our ability to continue as a going concern depends on the achievement of profitable operations and the success of our Plan of Reorganization, which includes restructuring of the 8 3/8% Notes.  Until the completion of the Chapter 11 Cases, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which implies that we will continue to meet our obligations and continue our operations for at least the next 12 months. Realization values may be substantially different from carrying values as shown, and our condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this uncertainty.

As a result of the Chapter 11 filing, we were required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including monthly operating reports in forms prescribed by Chapter 11.  As a result of the confirmation of our Plan, we now are required only to file quarterly reports with the Bankruptcy Court.  Such materials that have been filed or will be filed are prepared according to requirements of Chapter 11. While these documents and reports provide information required under Chapter 11, they are prepared only for the Debtors and, hence, certain Non-Debtor entities are excluded. In addition, they are prepared in a format different from that used in our consolidated financial statements filed under the securities laws and they are unaudited. Accordingly, we believe that the substance and format of those materials do not allow meaningful comparison with our regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

Index

Exit Financing

During the past few months, we have been engaged in an active process to secure financing to be effective upon our emergence from the Chapter 11 Cases. Obtaining exit financing is a condition to emergence from Chapter 11 and a portion of the funds available thereunder will be used to repay amounts outstanding under the existing DIP Credit Agreement at the time of our emergence from Chapter 11. On July 20, 2010, we entered into a Purchase Letter with certain holders of our 8 3/8% Notes pursuant to which these holders have granted us a put option (the “Put Option”).  If we exercise this Put Option, these holders will be obligated to purchase an aggregate of $50.0 million of convertible secured notes (the “Convertible Notes”), subject to the satisfaction or waiver of the conditions set forth in the Purchase Letter. The Convertible Notes would be on terms set forth in the Purchase Letter which includes a five year maturity and is subject to the entry into a definitive agreement. Additionally, on July 27, 2010, we obtained a Commitment Letter from potential third party lenders to provide a four year $75.0 million revolving asset based loan facility. This potential financing is also subject to entry into a definitive agreement and the satisfaction or waiver of certain conditions as set forth in the Commitment Letter. On July 29, 2010, in connection with the order confirming our Plan, the Bankruptcy Court also approved the Purchase Letter and Commitment Letter and authorized the Debtors to execute, perform and incur their obligations under the Purchase Letter and Commitment Letter.  The Bankruptcy Court’s order additionally provided the Debtors with the authority to upsize the issuance of Convertible Notes in consultation with counsel to the Noteholders Committee and the Official Committee of Unsecured Creditors and with the consent of parties to the Purchase Letter and Commitment Letter.

DIP Credit Agreement

Effective as of May 3, 2010, we and certain of our subsidiaries entered into the DIP Credit Agreement which provides us with a debtor-in-possession term loan and revolving credit facility.

The DIP Credit Agreement provides for aggregate borrowings of up to $80.0 million, under facilities consisting of: (i) a $45.0 million term loan facility (the “Term Loan Facility”), the entire amount which was drawn on May 3, 2010, and (ii) a $35.0 million asset based revolving credit facility (the “Revolving Credit Facility”), of which up to $30.0 million was available on May 3, 2010, after entry by the Bankruptcy Court of an interim order.  The remaining $5.0 million of availability under the revolving credit facility became available upon entry by the Bankruptcy Court of a final order on May 21, 2010.  Up to $30.0 million of capacity under the Revolving Credit Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available under the Revolving Credit Facility.  Advances under the Revolving Credit Facility are limited by a borrowing base of (a) 85% of eligible accounts receivable plus (b) 85% of the appraised orderly liquidation value of eligible inventory plus (c) the lesser of (i) $20.0 million and (ii) 85% of the appraised orderly liquidation value of eligible trucks minus (d) such customary reserves as the Administrative Agent may establish from time to time in accordance with the terms of the DIP Credit Agreement.  As of June 30, 2010, we had $18.9 million of outstanding standby letters of credit, outstanding borrowings of $4.0 million under the Revolving Credit Facility and $45.0 million due under the Term Loan Facility. The availability under the revolving credit facility was approximately $11.3 million at June 30, 2010 and was $13.0 million as of July 30, 2010.

Proceeds from the DIP Credit Agreement may be used (i) for operating expenses, working capital and other general corporate purposes (including for the payment of the fees and expenses incurred in connection with the DIP Credit Agreement and the transactions contemplated therein and the Chapter 11 Cases), and (ii) to repay in full the obligations outstanding under the Prepetition Credit Agreement. On May 3, 2010, $45.0 million under the Term Loan Facility was funded and used to repay in full the obligations outstanding under the Prepetition Credit Agreement of approximately $40.3 million, and the Prepetition Credit Agreement was terminated.  After that repayment and after deducting certain fees and expenses in connection with entering into the DIP Credit Agreement, we received net cash proceeds of approximately $3.7 million.

At our option, borrowings under the DIP Credit Agreement may be obtained from time to time at LIBOR or the applicable domestic rate (the “CB Floating Rate”) which shall be the greater of (x) the interest rate per annum publicly announced from time to time by the Administrative Agent as its prime rate and (y) the interest rate per annum equal to the sum of 1.0% per annum plus the adjusted LIBOR rate for a one-month interest period. The applicable margin on (i) the Revolving Credit Facility is 2.50% for borrowings bearing interest at the CB Floating Rate and 3.50% for borrowings bearing interest at the LIBOR rate and (ii) the Term Loan Facility is 4.25% for borrowings bearing interest at the CB Floating Rate and 5.25% for borrowings bearing interest at the LIBOR rate (subject to a LIBOR floor of 2.0% per annum under the Term Loan Facility only).  Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR borrowings under the Revolving Credit Facility (other than an issued and outstanding letter of credit in the face amount of $3.5 million, which bears interest at a rate per annum equal to 7.25%), a fronting fee equal to 0.20% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  We also will pay a commitment fee on undrawn amounts under the Revolving Credit Facility in an amount equal to 0.75% per annum.  Upon any event of default, all outstanding borrowings and the amount of all other obligations owing under the DIP Credit Agreement will bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such borrowings or other obligations.

Index

The DIP Credit Agreement is scheduled to mature on May 3, 2011, which may be extended to July 3, 2011, if certain conditions are satisfied or waived (the “Termination Date”).  Borrowings are due and payable in full on the Termination Date.  Outstanding borrowings under the DIP Credit Agreement are prepayable without penalty. We must make mandatory prepayments of principal in connection with (i) the incurrence of certain indebtedness and certain equity issuances and (ii) certain non-ordinary course asset sales or other dispositions (including as a result of casualty or condemnation), with customary reinvestment provisions for asset sales.  Mandatory prepayments are to be applied first to repay outstanding borrowings under the Revolving Credit Facility with a corresponding permanent reduction in commitments under the Revolving Credit Facility, and then to repay borrowings under the Term Loan Facility.

The DIP Credit Agreement requires us to maintain certain financial covenants. These covenants include the maintenance of a minimum cumulative EBITDAR calculated as consolidated net income (including Superior solely to the extent of dividends and distributions paid in cash ) plus income and franchise taxes, plus interest expense, depreciation, amortization, plus non-cash non-recurring charges, expenses and losses, plus any non-cash compensation deduction as the result of any grant of stock or other equity to employees, officers, directors or consultants and incentive compensation charges, plus reorganization and restructuring costs, charges and expenses  (in an aggregate amount during the term of the DIP Credit Agreement not to exceed (i) $7.5 million in the aggregate as of June 30, 2010, (ii) $18.5 million in the aggregate as of September 30, 2010, (iii) $24.0 million in the aggregate as of December 31, 2010 and (iv) $26.0 million in the aggregate throughout the term of the DIP Credit Agreement) minus the sum of any credit for any federal, state and local income and franchise tax, gains from extraordinary items for such period and any other non-cash gains or other items which have been added in determining consolidated net income (“EBITDAR”), tested on a monthly basis beginning May 31, 2010 with the test period commencing May 1, 2010. The cumulative EBITDAR thresholds as of May 31, 2010 and June 30, 2010 were approximately $0.2 million and $2.0 million respectively. Our actual EBITDAR for these two months exceeded these thresholds and were approximately $2.7 million and $3.3 million, respectively. We also must not exceed established cumulative capital expenditure thresholds tested on a quarterly basis, excluding Superior. For the period from May 1, 2010 to June 30, 2010 our cumulative capital expenditures were required to be less than approximately $1.5 million. Our actual cumulative capital expenditures of approximately $0.5 million were less than this maximum. We must maintain minimum availability under the Revolving Credit Facility of $3.0 million at all times. As of June 30, 2010, we were in compliance with each of these covenants.

The DIP Credit Agreement requires us and our subsidiaries to comply with customary affirmative and negative covenants. Such affirmative covenants require us and our subsidiaries, among other things, to preserve corporate existence, comply with laws, conduct business in the ordinary course and consistent with past practices, pay tax obligations, maintain insurance, provide access to the Administrative Agent and lenders to property and information, conduct update calls with the Administrative Agent and lenders to discuss the business performance and other issues the Administrative Agent may reasonably request, maintain properties in good working order and maintain all rights, permits, licenses and approvals and intellectual property with respect to their businesses, provide additional collateral and guaranties for property and subsidiaries formed or acquired after the May 3, 2010, maintain cash in approved deposit accounts subject to account control agreements, comply with their respective obligations under leases and notify the Administrative Agent upon taking possession of any new leased premises, pay or discharge their respective post-petition tax and contractual obligations, and comply with certain post-closing obligations with respect to deposit accounts and real property, in each case, subject to thresholds and exceptions as set forth in the DIP Credit Agreement.

Restrictions imposed through the negative covenants impact our ability and the ability of our subsidiaries to, among other things, incur debt, create liens, permit liens to exist, engage in mergers and acquisitions, conduct asset sales or dispositions of property, make dividends and other payments in respect of capital stock, prepay or cancel certain indebtedness, change lines of business, make investments, loans and other advances, enter into speculative hedging arrangements, engage in transactions with affiliates, enter into restrictive agreements and amend organizational documents or the terms of any subordinated debt, enter into non-ordinary course operating leases or engage in sale/leaseback transactions and create or permit to exist any superpriority claim or any lien on any collateral which is pari passu or senior to claims of the Administrative Agent or the lenders in each case, subject to thresholds and exceptions as set forth in the DIP Credit Agreement.

The DIP Credit Agreement contains customary events of default, including:  nonpayment of principal, interest and other fees or other amounts after stated grace periods; material inaccuracy of representations and warranties; violations of covenants; certain bankruptcy and liquidation events of affiliates of ours which are not Debtors (the “Non-Filers”) or the exercise by any creditor of any remedies against any Non-Filer unless such Non-Filer seeks protection under applicable bankruptcy, insolvency or reorganization law after a stated grace period; cross-default to material indebtedness; certain material judgments; certain events related to the Employee Retirement Income Security Act of 1974, as amended, or “ERISA”; actual or asserted invalidity of any guarantee, security document or non-perfection of security interest; a change in control (as defined in the DIP Credit Agreement); and customary bankruptcy-related events of default, including appointment of a trustee, failure to comply with the certain orders of the Bankruptcy Court, as applicable, or failure of those orders to remain in full force and effect, prepayment of certain pre-petition indebtedness, and the failure of the Debtors to meet certain milestones with respect to a plan of reorganization as set forth in the DIP Credit Agreement.

Index

All obligations under the DIP Credit Agreement (a) are unconditionally guaranteed by all of our existing and future U.S. subsidiaries (other than Superior and its direct and indirect subsidiaries), (b) constitute an allowed administrative expense claim entitled to the benefits of Bankruptcy Code Section 364(c)(1) having superpriority over any and all administrative expenses of the kind specified in Bankruptcy Code Sections 503(b) or 507(b), and (c) are secured by (i) pursuant to Bankruptcy Code Section 346(c)(2) in the case of the Debtors, a first priority perfected lien (subject to certain exceptions) in our and the Guarantors’ present and after-acquired property not subject to a valid, perfected and non-avoidable lien on the date of filing of the Chapter 11 Cases, excluding (x) 34% of the issued and outstanding stock of new or existing foreign subsidiaries, (y) the equity and assets of Superior and its direct and indirect subsidiaries, and (z) certain other excluded collateral as set forth in the related pledge and security agreement (collectively, the “Excluded Collateral”) and (ii) pursuant to Bankruptcy Code Section 364(c)(3) in the case of the Debtors, a perfected junior lien on all present and after-acquired property that is otherwise subject to a valid, perfected and non-avoidable lien on the date of filing of the Chapter 11 Cases or a valid lien perfected after the date of filing of the Chapter 11 Cases, excluding, in all cases, the Excluded Collateral.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of financing seasonal working capital requirements, servicing indebtedness under the DIP Credit Agreement, supporting restructuring activities and purchasing property and equipment. Our working capital needs are typically at their lowest level in the first quarter and increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. As a result of the challenging and prolonged economic and industry conditions, we anticipate using net cash in our operating activities for all of 2010. In response to the protracted, declining sales volumes, we have expanded and continued our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits.  We have also continued to scale back capital investment expenditures in order to maintain liquidity.

The principal factors that could adversely affect the amount of and availability of our internally generated funds include:

•	further deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	further decline in gross margins due to shifts in our project mix or increases in the cost of our raw materials;

•
any deterioration in our ability to collect our accounts receivable from customers as a result of further weakening in residential and other construction demand or as a result of payment difficulties experienced by our customers; and

•	impacts on our business operations resulting from the commencement of the Chapter 11 Cases.

The following key financial measurements reflect our financial position and capital resources as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010	December 31, 2009

Cash and cash equivalents	$5,775	$4,229
Working capital	$9,359	$34,481
Total debt not subject to compromise	$58,637	$296,542
Total debt subject to compromise	$272,567	$-

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

DIP Credit Agreement

As discussed above, we entered into the DIP Credit Agreement on May 3, 2010 that provides for aggregate borrowings of up to $80.0 million, under facilities consisting of: (i) a $45.0 million term loan facility, the entire amount which was drawn on May 3, 2010, and (ii) a $35.0 million asset based revolving credit facility. As of June 30, 2010, we had $45.0 million outstanding under the term loan facility and approximately $4.0 million of borrowings under the revolving credit facility. The availability under the revolving credit facility was approximately $11.3 million at June 30, 2010 and was $13.0 million as of July 30, 2010. We currently anticipate that we will emerge from Chapter 11 within thirty days from the date of our filing of this quarterly report, contingent upon obtaining our exit financing and satisfying the remaining conditions to effectiveness contemplated under the Plan.  However, there can be no assurance that emergence will occur within this time frame. Our primary cash needs will include funding seasonal working capital requirements, paying interest on borrowings under the DIP Credit Agreement, purchasing property and equipment and supporting restructuring activities. The projection of our cash needs is based upon many factors, including our forecasted volume, pricing, cost of materials, capital expenditures and restructuring costs. Based on our projected cash needs, we believe that the DIP Credit Agreement will provide us with sufficient liquidity in the ordinary course as we seek emergence from Chapter 11. If we are unable to emerge from Chapter 11 in the anticipated time frame, we believe that the availability under the DIP Credit Agreement will be sufficient to fund our liquidity needs in the ordinary course through its term. The DIP Credit Agreement is scheduled to mature on May 3, 2011, which may be extended to July 3, 2011, if certain conditions are satisfied or waived. If, however, the DIP Credit Agreement is not adequate to fund our operations due to a delay in our emergence from Chapter 11 or our operating results and projected needs proved incorrect, we would need to obtain an amendment to the DIP Credit Agreement or seek other debt financing to provide additional liquidity.

Index

Prepetition Senior Secured Credit Facility

Prior to the payoff of our indebtedness under the Prepetition Credit Agreement on May 3, 2010 with funds obtained under our DIP Credit Agreement, we entered into two separate amendments to the Prepetition Credit Agreement, one in February 2010 and the other in March 2010 that provided additional short term liquidity. The February 2010 amendment provided for (i) a permanent waiver by the lenders of any default or event of default arising under the Prepetition Credit Agreement as a result of our delivery of our 2009 fiscal year financials with a report from our independent registered public accounting firm containing an explanatory paragraph with their conclusion regarding substantial doubt about our ability to continue as a going concern and (ii) a temporary waiver by the lenders, through April 30, 2010, of any default or event of default arising under the Prepetition Credit Agreement as a result of our failure to make our regularly scheduled interest payments under the 8 3/8% Notes. Additionally, the February 2010 and March 2010 amendments modified other terms, including reductions in the revolving credit facility size, implementation of cash dominion, increased pricing, and temporary reductions in the minimum availability trigger at which we were required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The Prepetition Credit Agreement was terminated immediately after the repayment on May 3, 2010.

Senior Subordinated Notes

On March 31, 2004, we issued $200 million of 8 3/8% Notes.  In July 2006, we issued $85 million of additional 8 3/8% Notes.  Interest on these notes is payable semi-annually on April 1 and October 1 of each year.  All of our subsidiaries, excluding Superior and minor subsidiaries, jointly and severally and fully and unconditionally guaranteed the repayment of the 8 3/8% Notes.

On April 1, 2010, we were obligated to make semi-annual interest payments on the 8 3/8% Notes aggregating approximately $11.4 million which we did not make.  Under the indenture relating to the 8 3/8% Notes, an event of default would have occurred if we failed to make the payment of interest on the 8 3/8% Notes when due and that failure continued for a period of 30 days.  If such an event of default occurred and continued, the trustee or the holders of 25% or more in aggregate principal amount of the 8 3/8% Notes then outstanding could have accelerated our obligation to repay the 8 3/8% Notes, together with accrued and unpaid interest.  Under the terms of the Prepetition Credit Agreement, an event of default under the indenture would have also constituted an event of default under the Prepetition Credit Agreement, and would have given rise to the right of the lenders under the Prepetition Credit Agreement to immediately accelerate the maturity of the debt outstanding under the Credit Agreement.  As discussed in Note 2, we reached an agreement with a substantial majority of the holders of the 8 3/8% Notes on the terms of a comprehensive debt restructuring plan prior to April 30, 2010, the date an event of default would have occurred for non-payment of interest.  The Plan, under protection of Chapter 11, provides that the holders of the 8 3/8% Notes would exchange their 8 3/8% Notes for equity in our reorganized company. We believe that any efforts to enforce the financial obligations under the Debt Documents are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of the 8 3/8% Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase.  We recorded a gain of approximately $4.5 million as a result of these open market transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8 3/8% Notes purchased.  During the quarter ended June 30, 2009, we purchased an additional $5.0 million principal amount of the 8 3/8% Notes for approximately $2.0 million. This resulted in a gain of approximately $2.9 million in April 2009, after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8 3/8% Notes purchased. We used cash on hand and borrowings under our Prepetition Credit Agreement to fund these transactions. These purchases reduced the amount outstanding under the 8 3/8% Notes by $12.4 million, reduced our interest expense by approximately $0.7 million in 2009 and were expected to reduce our interest expense by approximately $0.9 million on an annual basis thereafter.

Index

Superior Credit Facility and Subordinated Debt

Superior has a separate credit agreement that provides for a revolving credit facility (the “Superior Credit Agreement”).  Effective April 1, 2010, the Superior Credit Agreement was amended and restated under which borrowings of up to $15.0 million may become available, including a $5.0 million letter of credit subfacility. The Superior Credit Agreement is secured by substantially all the assets of Superior.  The Superior Credit Agreement is scheduled to mature on September 30, 2010.  Based on this maturity date, the amounts outstanding under the credit agreement are classified as current at June 30, 2010. Availability of borrowings is subject to a borrowing base of net receivables, inventory and machinery and equipment, and in certain circumstances letters of credit, in each case, subject to the eligibility criteria set forth in the Superior Credit Agreement. As discussed above, we entered into a Redemption Agreement with Superior and Levy subsequent to the quarter ended June 30, 2010.

Borrowings under the Superior Credit Agreement are subject to interest at our election of LIBOR plus 5.00% (subject to a 1.00% floor) or a domestic prime rate plus 3.00% (subject to a floor of 2.50%).  Commitment fees at an annual rate of 0.25% are payable on the unused portion of the revolving credit facility.

Superior and each of Superior’s existing and future subsidiaries, if any, have guaranteed the repayment of all amounts owing under the Superior Credit Agreement.  The Superior Credit Agreement contains covenants substantially the same as in the previous credit agreement, restricting, among other things, Superior’s and its subsidiaries’ distributions, dividends and repurchases of capital stock and other equity interests, acquisitions and investments, mergers, asset sales other than in the ordinary course of business, indebtedness, liens, changes in business, changes to charter documents and affiliate transactions.  It also generally limits Superior’s capital expenditures and will require them to maintain compliance with a minimum EBITDA level as of the end of each fiscal quarter. For the trailing 12 months ended June 30, 2010, Superior was required to meet a minimum EBITDA threshold of $(5.4) million and actual EBITDA was $(3.6) million. During the trailing 12 months ended June 30, 2010, Superior was in compliance with these covenants. The Superior Credit Agreement provides that specified change-of-control events, as well as, among other things,  customary payment and covenant defaults, breach of material representations and warranties, impairment of collateral or guarantees, cross-default to certain material indebtedness, judgments in excess of a threshold amount, certain ERISA events, and certain bankruptcy events, would constitute events of default.

As a condition precedent to the initial advance under the Superior Credit Agreement, U.S. Concrete Inc. and the Edw. C. Levy Co. were required to fund $3.6 million to Superior in the form of cash equity contributions, representing a prefunding of the respective obligations under certain support letters entered into in connection with the previous Superior Credit Agreement for the period from January 1, 2010 through September 30, 2010. Our portion of this cash obligation was $1.1 million. Additionally, we made capital contributions in the amount of $2.6 million during the first quarter of 2010 in lieu of cash payment of related party payables by Superior. In the first quarter of 2009, U.S. Concrete provided subordinated debt capital in the amount of $2.4 million in lieu of receiving cash payment of related party payables from Superior. Additionally, the minority partner, Edw. C. Levy Co., provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009.  The subordinated debt with U.S. Concrete was eliminated in consolidation.  During the third quarter of 2009, U.S. Concrete and, Edw. C. Levy Co., converted the subordinated debt capital into capital contributions to Superior.  There can be no assurance that U.S. Concrete and Edw. C. Levy Co. will not have to make additional cash equity contributions to Superior to finance its working capital requirements and fund its cash operating losses if they are greater than anticipated.

As of June 30, 2010, there was $7.6 million in outstanding revolving credit borrowings under the Superior Credit Agreement, and the remaining amount of the available credit was approximately $2.5 million. Letters of credit outstanding at June 30, 2010 were $3.0 million, which reduced the amount available under the revolving credit facility.

Cash Flows

Our net cash provided by or used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $24.7 million for the six months ended June 30, 2010, compared to net cash used in operating activities of $2.0 million for the six months ended June 30, 2009.  The change in the 2010 period was partially the result of lower profitability and cash payments for professional fees of approximately $5.0 million related to our restructuring. These cash payments occurred prior to the Petition Date in 2010 and are included in selling, general and administrative expenses in our consolidated statement of operations.  Additionally, in 2009, our working capital needs were lower due to the rapid decline in our volume of business as compared to the same period in 2010.

We used $3.3 million of cash in investing activities for the six months ended June 30, 2010 and $11.7 million for the six months ended June 30, 2009. The change during the 2010 period was primarily attributable to lower net capital expenditures and lower payments related to acquisitions in 2010 compared to the first six months of 2009.  During the first six months of 2009, we paid approximately $4.5 million for a concrete crushing and recycling operation in New York. Additionally, in the first quarter of 2009, we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers of a precast operation related to a contingent payment obligation. We made no acquisitions during the first half of 2010.

Index

Our net cash provided by financing activities was $29.6 million and $12.8 million for the six month periods ended June 30, 2010 and 2009, respectively. The increase in the 2010 period was primarily the result of higher net borrowings under the DIP Credit Agreement when compared to borrowings under the Prepetition Credit Agreement for the corresponding period in 2009. The DIP Credit Agreement balance at June 30, 2010 includes $45.0 million under the Term Facility and $4.0 million in borrowings under the Revolving Facility. The increase in the 2010 period was primarily due to borrowings necessary to finance our operations during the continued economic downturn and our restructuring and reorganization. In addition, the Superior minority owner made a $2.5 million contribution to Superior in the first quarter of 2010 and we purchased $7.4 million principal amount of our 8 3/8% Notes for $4.8 million during the first half of 2009.

Cement and Other Raw Materials

We obtain most of the materials necessary to manufacture ready-mixed concrete and precast concrete products on a daily basis. These materials include cement, other cementitious materials (fly ash, blast furnace slag) and aggregates (stone, gravel and sand), in addition to certain chemical admixtures.  With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Our inventory levels do not decline significantly or comparatively with declines in revenue during seasonally low periods. We generally maintain inventory at specified levels to maximize purchasing efficiencies and to be able to respond quickly to customer demand.

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

Generally, cement and aggregates prices remained relatively flat to down in most of our markets during the second quarter of 2010, as compared to the second quarter of 2009.  Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement, aggregates and chemical admixtures.  The demand for construction sector products was weak throughout 2007, 2008 and 2009 and into 2010, with sales volumes significantly below 2006 peak levels.  The slowdown in our end-use markets has caused an oversupply of cement in most of our markets, with cement producers slowing down or shutting down domestic production and reducing imported cement to respond to the weak demand.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates.

Acquisitions and Divestitures

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

Superior Redemption Agreement

On August 5, 2010, we entered into a Redemption Agreement (the “Redemption Agreement”) with certain of our subsidiaries (the “Joint Venture Partners”), Superior and Edw. C. Levy Co. (“Levy”), the minority owner of Superior.  Levy and the Joint Venture Partners are members of Superior and each hold “Shares” of Superior, as defined in the Superior Operating Agreement, dated April 1, 2007 (the “Operating Agreement”). Superior will redeem all of the Joint Venture Partners’ Shares pursuant to the Redemption Agreement, subject to the satisfaction of certain conditions (the “Redemption”).

As consideration for the Redemption, Superior and Levy (the “Indemnifying Parties”) have agreed to indemnify us and the Joint Venture Partners from, among other items: (i) facts or circumstances that occur on or after the closing of the Redemption (the “Closing”) and which relate to the post-closing ownership or operation of Superior; (ii) the Agreement Approving Asset Sale with Central States, Southeast Areas Pension Fund, dated March 30, 2007; and (iii) Superior’s anticipated issuance of 500 Shares to a third party (the “New Joint Venture Partner”) prior to the consummation of the Redemption (the “Issuance”); provided that the New Joint Venture Partner shall execute a joinder agreement to the Redemption Agreement pursuant to which the New Joint Venture Partner shall become a party to the Redemption Agreement and become subject to the indemnification obligations thereunder, as an Indemnifying Party.

Index

We and the Joint Venture Partners shall pay $640,000 and issue a $1.5 million promissory note to Superior at the Closing as partial consideration for the indemnification and other consideration to be provided by the Indemnifying Parties pursuant to the Redemption Agreement.  We estimate that the loss from redeeming our interest in Superior will be approximately $11.6 million. We and the Joint Venture Partners have also agreed, for a period of five (5) years after the Closing not to compete with Superior in the State of Michigan, subject to certain exceptions.

Under the terms of the Redemption Agreement, Levy shall have until August 25, 2010 to exercise its rights under Section 5.4 of the Operating Agreement (“End Date”) regarding acquiring the Joint Venture Partner’ Shares due to our chapter 11 process pursuant to a predetermined formula.  If Levy does not exercise its rights under Section 5.4 of the Operating Agreement on or before the End Date, all such rights shall be terminated and of no further force or effect as of the End Date.

The parties to the Redemption Agreement have agreed to negotiate mutually acceptable forms of amendments, assignments or terminations to certain agreements relating to Superior and the operation of the Business (the “Ancillary Agreements”). If the parties are not able to agree upon these Ancillary Agreements by August 18, 2010, any party to the Redemption Agreement may terminate the Redemption Agreement by providing 10 days’ prior written notice to the other parties. Additionally, we will be conducting due diligence on the financial condition and operations of Levy and the New Joint Venture Partner, if applicable, regarding their ability to provide the indemnity. In the event that we are dissatisfied, in our sole discretion, with the results of the due diligence, we may terminate the Redemption Agreement by providing written notice to the other parties by August 16, 2010 (as may be extended from time to time by the mutual agreement of the parties).

Superior’s obligation to consummate the Redemption is subject to satisfaction of certain conditions, including consummation of the Issuance on terms satisfactory to Levy; provided, that if such condition is not met or waived on or before the September 30, 2010 (the “Issuance Deadline”), it shall no longer be applicable unless Levy has exercised the related termination right or before the Issuance Deadline. The obligations of U.S. Concrete, Inc. and the Joint Venture Partners to consummate the Redemption is subject to satisfaction of certain conditions, including, approval by the U.S. Bankruptcy Court of the entry by us into the Redemption Agreement and the other agreements, amendments and documents contemplated therein by August 20, 2010; provided, that the we may not waive this condition.

The Redemption Agreement shall terminate upon the earlier of (i) September 30, 2010 if the Closing has not occurred by such date; (ii) such time as we or the Joint Venture Partners notify Levy that a condition to the Closing has become incapable of fulfillment; (iii) such time as Levy notifies us and the Joint Venture Partners that a condition to the Closing has become incapable of fulfillment; (iv) the delivery of a written notice by us to Levy on or prior to August 16, 2010 that it is terminating the Redemption Agreement in connection with the due diligence review; (v) the delivery of a written notice by us or Levy to the other parties to the Redemption Agreement on or prior to the August 18, 2010 that it is terminating the Redemption Agreement in connection with the negotiation of the Ancillary Agreements and (vi) the delivery of a written notice by Levy to the other parties to the Redemption Agreement on or prior to September 30, 2010 that it is terminating the Redemption Agreement.

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

Index

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except for selling prices) and that information as a percentage of sales for each of the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(unaudited)				(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$131,677	91.4%	$131,737	91.7%	$212,048	90.5%	$238,734	91.5%
Precast concrete products	16,347	11.4	16,023	11.1	28,773	12.3	29,531	11.3
Inter-segment revenue	(4,064)	(2.8)	(4,034)	(2.8)	(6,595)	(2.8)	(7,239)	(2.8)
Total revenue	$143,960	100.0%	$143,726	100.0%	$234,226	100.0%	$261,026	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$108,538	75.4%	$107,900	75.1%	$184,545	78.8%	$200,752	76.9%
Precast concrete products	13,007	9.0	12,689	8.8	23,855	10.2	23,359	9.0
Selling, general and administrative expenses	16,490	11.5	17,980	12.5	32,985	14.1	34,521	13.2
Depreciation, depletion and Amortization	7,058	4.9	7,450	5.2	13,800	5.9	14,906	5.7
Gain (loss) on sale of assets	(11)	0.0	(373)	(0.3)	40	0.0	(836)	(0.3)
Loss from operations	(1,122)	(0.8)	(1,920)	(1.3)	(20,999)	(9.0)	(11,676)	(4.5)
Interest expense, net	7,402	5.1	6,562	4.6	14,192	6.0	13,330	5.1
Gain on purchase of senior subordinated notes	–	0.0	2,913	2.0	–	0.0	7,406	2.8
Other income, net	164	0.1	341	0.2	496	0.2	690	0.3
Loss before reorganization items and income taxes	(8,360)	(5.8)	(5,228)	(3.7)	(34,695)	(14.8)	(16,910)	(6.5)
Reorganization items	6,658	4.6	–	0.0	6,658	2.8	–	0.0
Loss before income taxes	(15,018)	(10.4)	(5,228)	(3.7)	(41,353)	(17.6)	(16,910)	(6.5)
Income taxes	(215)	(0.1)	(431)	(0.3)	193	0.1	(1,068)	(0.4)
Net loss	(14,803)	(10.3)	(4,797)	(3.4)	(41,546)	(17.7)	(15,842)	(6.1)
Net loss attributable to non-controlling interest	174	0.1	803	0.6	1,670	0.7	2,394	1.0
Net loss attributable to stockholders	$(14,629)	(10.2)%	$(3,994)	(2.8)%	$(39,876)	(17.0)%	$(13,448)	(5.1)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$90.26		$94.15		$91.51		$95.85
Sales volume in cubic yards	1,276		1,228		2,018		2,203

Precast Concrete Data:
Average selling price per cubic yard of concrete used in production	$657.30		$1,052.78		$688.06		$958.06
Ready-mixed concrete used in production in cubic yards	25		15		42		31

Index

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment remained consistent at approximately $131.7 million for the three months ended June 30, 2010, compared to the same period in 2009.  Our ready-mixed sales volumes for the second quarter of 2010 were approximately 1.28 million cubic yards, up 3.9% from the approximate 1.23 million cubic yards of ready-mixed concrete we sold in the second quarter of 2009. However, the average selling price per cubic yard of concrete sold declined 4.1%, to $90.26, for the second quarter of 2010 when compared to the second quarter of 2009 due to competitive pressures in most of our markets. For the six months ended June 30, 2010, ready-mixed concrete and concrete-related products revenues were $212.0 million, a decrease of 11.2% compared to the first half of 2009.   Our ready-mixed concrete sales volumes for the first half of 2010 were approximately 2.02 million cubic yards, down 8.4% from approximately 2.20 million cubic yards of ready-mixed concrete sold during the first half of 2009. Our average selling price per cubic yard of concrete sold declined 4.5%, to $91.51, for the six months ended June 30, 2010 compared to the same period in 2009.

Our revenue, first six month sales volume and average sales price declines reflected the continuing downturn in residential home construction activity that began in the second half of 2006 in all our markets, and the downturn in commercial construction and public works spending due to the ongoing economic downturn in the United States. Less favorable weather conditions in most of our major markets during the first quarter of 2010 also contributed to the declines in the first half of 2010.

Precast concrete products. Revenue from our precast concrete products segment was up $0.3 million, or 2.0%, to $16.3 million for the second quarter of 2010 from $16.0 million during the corresponding period of 2009.  Revenue was slightly higher in each of our precast operations with the exception of our mid-Atlantic precast operations, which was negatively impacted by the downturn in commercial construction. For the six months ended June 30, 2010, revenues decreased $0.7 million, or 2.6%, to $28.8 million from $29.5 million during the first half of 2009. This decrease primarily reflects the lower commercial construction in our mid-Atlantic and southern California markets.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment during the second quarter of 2010 was $108.5 million, which was consistent with the three months ended June 30, 2009.  For the six months ended June 30, 2010, these costs decreased $16.3 million, or 8.1%, to $184.5 million from $200.8 million for the six months ended June 30, 2009. This decrease was primarily associated with lower sales volumes in the first half of 2010.

As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 82.4% for the three months ended June 30, 2010, as compared to 81.9% for the corresponding period of 2009. For the six months ended June 30, 2010, this percentage was 87.0%, compared to 84.1% for the first half of 2009. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue in the first half of 2010 was primarily attributable to slightly higher per unit delivery costs and the effect of our fixed costs being spread over lower volumes, as compared to 2009.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment increased $0.3 million, or 2.5%, to $13.0 million for the quarter ended June 30, 2010 from $12.7 million for the corresponding period of 2009.  These costs increased $0.5 million, or 2.1%, to $23.9 million for the first half of 2010 compared to $23.4 million for the first half of 2009. As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products was 79.6% for three months ended June 30, 2010 compared to 79.2% during the three months ended June 30, 2009. As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 82.9% for the six months ended June 30, 2010 from 79.1% during the six months ended June 30, 2009. This percentage increased during the first half of 2010 due primarily to decreased efficiency in our plant operations as a result of the decline in commercial construction activity for our southern California, Phoenix, Arizona and mid-Atlantic precast operations.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased approximately $1.5 million, or 8.3%, to $16.5 million for the three months ended June 30, 2010 from $18.0 million for the corresponding period in 2009. These expenses decreased $1.5 million, or 4.4%, to $33.0 million during the first half of 2010 from $34.5 million during the first half of 2009. We experienced lower costs during the three and six month periods ended June 30, 2010 primarily due to reduced compensation as a result of workforce reductions in 2009, a lower provision for bad debt and other administrative reductions such as in travel and entertainment costs and office expenses. These decreases were partially offset by higher professional fees during the three and six month periods ended June 30, 2010 as a result of our restructuring and reorganization activities. There was approximately $2.6 million included in selling, general and administrative expenses during the second quarter of 2010 and approximately $5.0 million during the first half of 2010 related to our restructuring that occurred prior to our Chapter 11 filing.

Index

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.4 million, or 5.3%, to $7.1 million for the three months ended June 30, 2010 from $7.5 million in the corresponding period of 2009.  For the six months ended June 30, 2010, these costs decreased $1.1 million, or 7.4%, to $13.8 million from $14.9 million for the first half of 2009. These decreases were due to lower capital expenditures coupled with certain assets becoming fully depreciated.

Gain on purchases of senior subordinated notes. During the second quarter of 2009, we purchased $5.0 million principal amount of our 8 3/8% Notes in open market transactions for $2.0 million.  We recorded a gain of $2.9 million as a result of these transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the 8 3/8% Notes purchased. For the six month period ended June 30, 2009, we purchased $12.4 million aggregate principal amount of the 8 3/8% Notes in open market transactions for approximately $4.8 million.  We recorded a gain of approximately $7.4 million as a result of these open market transactions after writing off a total of $0.2 million of previously deferred financing costs associated with the pro-rata amount of the 8 3/8% Notes purchased.

Interest expense, net.  Net interest expense increased $0.8 million, or 12.8%, to $7.4 million in the second quarter of 2010 from $6.6 million in the second quarter of 2009. Net interest expense for the six months ended June 30, 2010 was $14.2 million, compared to $13.3 million for the first half of 2009.  Interest income was not material in each period presented. Interest expense was negatively impacted during the second quarter of 2010 by the $1.6 million non-cash write-off of remaining deferred financing costs related to our Prepetition Credit Agreement which was paid in full on May 3, 2010. Additionally, interest expense under our DIP Credit Agreement was higher during the second quarter of 2010 due to higher balances and higher rates when compared to our Prepetition Credit Agreement. The amortization of deferred financing costs related to the DIP Credit Agreement also increased our interest expense. Partially offsetting these items was lower interest expense on our 8 3/8% Notes of approximately $3.9 million during the second quarter of 2010 when compared to the same period in 2009. In accordance with authoritative accounting guidance, we ceased accruing interest on these notes at the date of our Chapter 11 filing. These items also affected interest expense during the six months ended June 30, 2010.

Reorganization items. In accordance with authoritative accounting guidance, separate disclosure is required for reorganization items commencing upon the Petition Date. These reorganization items include certain expenses directly associated with or resulting from the reorganization and restructuring of the business, which have been realized or incurred during the Chapter 11 Cases. Accordingly, we have recorded approximately $2.2 million of professional fees directly related to or resulting from our reorganization process under the Chapter 11 Cases since the Petition Date. Additionally, the principal amount of the 8 3/8% Notes has been deemed to be an allowed claim in the Chapter 11 Cases, therefore, the related unamortized debt discounts and deferred financing costs have been written off to adjust the debt balance to the amount of the allowed claim. This write-off of approximately $4.5 million during the second quarter of 2010 has been included as a reorganization item.

Income taxes.  We recorded income tax expense from continuing operations of $0.2 million for the six months ended June 30, 2010, as compared to an income tax benefit of $1.1 million for the corresponding period in 2009. In accordance with U.S. GAAP, we estimate the effective tax rate expected to be applicable for the full year.  We use this estimate in providing for income taxes on a year-to-date basis, and it may vary in subsequent interim periods if our estimate of the full year income or loss changes. As of June 30, 2010, we have U.S. federal net operating loss carryforwards of approximately $95.9 million. In assessing the value of deferred tax assets at June 30, 2010, we considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of June 30, 2010 for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability at June 30, 2010 was $1.9 million. The application of a valuation allowance reduced our effective benefit rate from the statutory rate. In addition, certain state taxes are calculated on bases different than pre-tax loss.  This resulted in recording income tax expense for these states, which also impacted the effective rate for the six months ended June 30, 2010 compared to the statutory rate.

Non-controlling interest.   The net loss attributable to non-controlling interest reflected in the three and six month periods ended June 30, 2010 and 2009 relate to the allocable share of net loss from our Michigan joint venture, Superior, to the minority interest owner.

Index

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At June 30, 2010, we and Superior had $21.9 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $55.0 million in performance bonds relating primarily to our ready-mixed concrete operations.

Inflation

We did not experience any meaningful increases in operating costs during the second quarter of 2010 related to inflation.  When cement prices and certain other raw materials prices, including aggregates and diesel fuel prices, have increased, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not enter into derivatives or other financial instruments for trading or speculative purposes, but we may utilize them to manage our fixed-to-variable-rate debt ratio.  All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at their fair values.  Because of the short duration of our investments, changes in market interest rates would not have a significant impact on their fair values.  As of June 30, 2010 and December 31, 2009, we were not a party to any derivative financial instruments.

Borrowings under our DIP Credit Agreement and our Superior Credit Agreement expose us to certain market risks.  Interest on amounts drawn under the credit facilities varies based on the floating rates under each agreement. Based on the $11.6 million outstanding under these facilities as of June 30, 2010, a one percent change in the applicable rate would change our annual interest expense by $0.1 million.

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

Item 4.  Controls and Procedures

As of June 30, 2010, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For information about the Chapter 11 Cases involving us, see Note 2 to the condensed consolidated financial statements in Part I of this report which we incorporate by reference into this Item 1.  For information about other litigation involving us, see Note 9 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.

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

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategies will be subject to the risks and uncertainties associated with bankruptcy.  These include risks relating to:

●	our ability to continue as a going concern;

●	our ability to operate within the restrictions and the liquidity limitations of the DIP Credit Agreement and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;

●	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;

●	our ability to consummate the proposed Plan, or any other plan of reorganization, with respect to the Chapter 11 Cases;

●	our ability to obtain and maintain normal payment and other terms with customers, suppliers and service providers;

●	our ability to maintain contracts that are critical to our operations;

●	our ability to attract, motivate and retain employees;

●	our ability to attract and retain customers;

●	our ability to retain our existing suppliers or secure alternative supply sources; and

●	our ability to obtain acceptable and appropriate exit financing.

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

As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements.  Further, our Plan will materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that will be necessary as a consequence of confirmation of a Plan.

Index

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

We may have insufficient liquidity.

We have incurred and expect to incur significant costs as a result of the Chapter 11 Cases and the transactions contemplated by the Plan.  Assuming implementation of the Plan in accordance with its terms, we expect to incur significant costs in the forms of bank, legal, accounting and other fees.  Some of these costs may be paid through borrowings under the DIP Credit Agreement or a replacement credit facility which may be in place at the time such costs and fees become due and payable.

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

While we have entered into a Purchase Letter with certain holders of our 8 3/8% Notes pursuant to which these holders will be obligated to purchase an aggregate of $50.0 million of Convertible Notes and have obtained a Commitment Letter from potential third party lenders to provide a four-year $75.0 million revolving asset based loan facility, both of these financings are subject to our entry into definitive agreements and the satisfaction or waiver of various conditions set forth in the Purchase Letter and the Commitment Letter.  If these conditions are not satisfied and we are unable to consummate the contemplated exit financing, we will not be able to emerge from the Chapter 11 Cases.

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

Index

Risks of trading in an over the counter market.

Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained.  As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.  Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships.  The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, and we may be subject to additional compliance requirements under applicable state laws in connection with any such issuance.  In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.  We expect that the stock issued in connection with the implementation of the Plan will be traded in the over-the-counter market.

We may not be able to fully utilize our U.S. net operating loss carryforwards.

As of June 30, 2010, we have U.S. federal net operating loss carryforwards of approximately $95.9 million.  These net operating loss carryforwards will expire in the years 2026 through 2029. In assessing the value of deferred tax assets at June 30, 2010, we considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of June 30, 2010 for other deferred tax assets because of uncertainty regarding their ultimate realization.

We expect that most, if not all, of our net operating loss carryforwards will be eliminated as a result of the cancellation of certain of our debt pursuant to the reorganization. Furthermore, to the extent that any net operating loss carryforwards remain after the reorganization, our ability to use such net operating loss carryforwards would likely be significantly limited because the reorganization will constitute an "ownership change" as defined in Section 382 of the Internal Revenue Code.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to our acquisition of shares of our common stock during the second quarter of 2010:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share
April 2010	-	-
May 2010	409	0.53
June 2010	2,102	0.23

(1)
Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

Index

Item 6. Exhibits

Exhibit Number	Description
3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Certificate of Designation of Series A Junior Participating Preferred Stock of U.S. Concrete, Inc. (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 3.1).
3.4*	—Rights Agreement dated as of November 5, 2009 between U.S. Concrete, Inc. and American Stock Transfer & Trust Company, LLC (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 4.1).
4.1*
—Revolving Credit, Term Loan and Guarantee Agreement, dated as of May 3, 2010, by and amongU.S. Concrete, Inc., the Guarantors party thereto, the Lenders and Issuers named therein and JPMorgan Chase Bank, N.A. (Form 8-K filed on May 6, 2010 (File No. 000-26025), Exhibit 10.1).

4.2*
—Pledge and Security Agreement dated, as of May 3, 2010, by and among U.S. Concrete, Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A. (Form 8-K filed on May 6, 2010 (File No. 000- 26025), Exhibit 10.2).

4.3*
—Purchase Letter, dated July 20, 2010 among U.S. Concrete, Inc., Monarch Alternative Capital, L.P., Whitebox Advisors, LLC and York Capital Management Global Advisors, LLC (Form 8-K filed on July 22, 2010 (File No. 001-34530), Exhibit 10.1).

4.4*
—Pledge Commitment Letter dated as of July 27, 2010, by and among U.S. Concrete, Inc., JPMorgan Securities Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC (Form 8-K filed on July 28, 2010 (File No. 001-34530), Exhibit 10.1).

4.5*
—Redemption Agreement, dated August 5, 2010, among U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., Superior Materials Holding, LLC, and Edw. C. Levy Co (Form 8-K filed on August 6, 2010 (File No. 001-34530), Exhibit 10.1).

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan (principal executive and financial officer).
32.1	—Section 1350 Certification of Michael W. Harlan (principal executive and financial officer).

*  Incorporated by reference to the filing indicated.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: August 9, 2010	By:	/s/ Michael W. Harlan
Michael W. Harlan
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer and duly authorized officer)

Index

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	—Restated Certificate of Incorporation of U.S. Concrete, Inc. (Form 8-K filed on May 9, 2006 (File No. 000-26025), Exhibit 3.1).
3.2*	—Amended and Restated Bylaws of U.S. Concrete, Inc., as amended (Post Effective Amendment No. 1 to Form S-3 (Reg. No. 333-42860), Exhibit 4.2).
3.3*	—Certificate of Designation of Series A Junior Participating Preferred Stock of U.S. Concrete, Inc. (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 3.1).
3.4*	—Rights Agreement dated as of November 5, 2009 between U.S. Concrete, Inc. and American Stock Transfer & Trust Company, LLC (Form 8-K filed on November 6, 2009 (File No. 000-26025), Exhibit 4.1).
4.1*
—Revolving Credit, Term Loan and Guarantee Agreement, dated as of May 3, 2010, by and among U.S. Concrete, Inc., the Guarantors party thereto, the Lenders and Issuers named therein and JPMorgan Chase Bank, N.A. (Form 8-K filed on May 6, 2010 (File No. 000-26025), Exhibit 10.1).

4.2*
—Pledge and Security Agreement, dated as of May 3, 2010, by and among U.S. Concrete, Inc., the Guarantors party thereto and JPMorgan Chase Bank, N.A. (Form 8-K filed on May 6, 2010 (File No. 000-26025), Exhibit 10.2).

4.3*
—Purchase Letter, dated July 20, 2010 among U.S. Concrete, Inc., Monarch Alternative Capital, L.P., Whitebox Advisors, LLC and York Capital Management Global Advisors, LLC (Form 8-K filed on July 22, 2010 (File No. 001-34530), Exhibit 10.1).

4.4*
—Pledge Commitment Letter dated as of July 27, 2010, by and among U.S. Concrete, Inc., JPMorgan Securities Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC (Form 8-K filed on July 28, 2010 (File No. 001-34530), Exhibit 10.1).

4.5*
—Redemption Agreement, dated August 5, 2010, among U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., Superior Materials Holding, LLC, and Edw. C. Levy Co (Form 8-K filed on August 6, 2010 (File No. 001-34530), Exhibit 10.1).

31.1	—Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan (principal executive and financial officer).
32.1	—Section 1350 Certification of Michael W. Harlan (principal executive and financial officer).

*Incorporated by reference to the filing indicated.