Form 10-Q
period 2010-09-30
US CONCRETE INC
filed 2010-11-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court Yes ☑ No ☐
     As of the close of business on November 9, 2010, U.S. Concrete, Inc. had 11,928,000 shares of its common stock, $0.001 par value, outstanding.

U.S. CONCRETE, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	Successor	Predecessor
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$4,620	$4,229
Trade accounts receivable, net	83,691	74,851
Inventories	28,816	30,960
Deferred income taxes	19,613	7,847
Prepaid expenses	4,151	3,729
Other current assets	9,337	6,973

Total current assets	150,228	128,589

Property, plant and equipment, net	141,398	239,917
Goodwill	—	14,063
Other assets	11,014	6,591
Assets held for sale	892	—

Total assets	$303,532	$389,160

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$587	$7,873
Accounts payable	35,273	37,678
Accrued liabilities	43,823	48,557
Derivative liabilities	15,923	—

Total current liabilities	95,606	94,108

Long-term debt, net of current maturities	47,110	288,669
Other long-term obligations and deferred credits	7,921	6,916
Deferred income taxes	21,160	9,658

Total liabilities	171,797	399,351

Commitments and contingencies (Note 14)
Equity (deficit):
Preferred stock	—	—
Common stock	12	38
Additional paid-in capital	131,571	268,306
Retained earnings (deficit)	152	(280,802)
Treasury stock, at cost	—	(3,284)

Total stockholders’ equity (deficit)	131,735	(15,742)
Non-controlling interest (Note 1)	—	5,551

Total equity (deficit)	131,735	(10,191)

Total liabilities and equity	$303,532	$389,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Successor	Predecessor
	Period from
	September 1	Period from	Three Months
	through	July 1 through	Ended
	September 30,	August 31,	September 30,
	2010	2010	2009
Revenue	$41,030	$88,370	$136,343
Cost of goods sold before depreciation, depletion and amortization	34,909	73,755	112,700
Selling, general and administrative expenses	4,591	8,595	14,836
Goodwill and other asset impairments	—	—	47,411
Depreciation, depletion and amortization	1,353	4,221	6,770
Loss on sale of assets	—	38	2,877

Income (loss) from continuing operations	177	1,761	(48,251)
Interest expense, net	913	3,404	6,442
Derivative income	800	—	—
Other income, net	53	143	290

Income (loss) from continuing operations before reorganization items and income taxes	117	(1,500)	(54,403)
Reorganization items (Note 4)	—	(65,849)	—

Income (loss) from continuing operations before income taxes	117	64,349	(54,403)
Income tax expense (benefit)	(35)	1,415	(1,270)

Income (loss) from continuing operations	152	62,934	(53,133)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	(10,213)	(4,927)

Net income (loss) attributable to stockholders	$152	$52,721	$(58,060)

Income (loss) per share attributable to stockholders:
Income (loss) from continuing operations	$0.01	$1.72	$(1.46)
Loss from discontinued operations, net of taxes	(0.00)	(0.28)	(0.14)

Net income (loss)	$0.01	$1.44	$(1.60)

Basic and diluted weighted average shares outstanding	11,928	36,703	36,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Successor	Predecessor
	Period from	Period from
	September 1	January 1	Nine Months
	through	through	Ended
	September 30,	August 31,	September 30,
	2010	2010	2009
Revenue	$41,030	$302,748	$377,077
Cost of goods sold before depreciation, depletion and amortization	34,909	261,830	315,948
Selling, general and administrative expenses	4,591	39,241	46,115
Goodwill and other asset impairments	—	—	47,411
Depreciation, depletion and amortization	1,353	16,862	19,847
Loss on sale of assets	—	78	2,136

Income (loss) from continuing operations	177	(15,263)	(54,380)
Interest expense, net	913	17,369	19,527
Gain on purchases of senior subordinated notes	—	—	7,406
Derivative income	800	—	—
Other income, net	53	534	921

Income (loss) from continuing operations before reorganization items and income taxes	117	(32,098)	(65,580)
Reorganization items (Note 4)	—	(59,191)	—

Income (loss) from continuing operations before income taxes	117	27,093	(65,580)
Income tax expense (benefit)	(35)	1,576	(2,487)

Income (loss) from continuing operations	152	25,517	(63,093)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	(12,672)	(8,415)

Net income (loss) attributable to stockholders	$152	$12,845	$(71,508)

Income (loss) per share attributable to stockholders:
Income (loss) from continuing operations	$0.01	$0.70	$(1.75)
Loss from discontinued operations, net of income taxes	(0.00)	(0.35)	(0.23)

Net income (loss)	$0.01	$0.35	$(1.98)

Basic and diluted weighted average shares outstanding	11,928	36,699	36,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Common Stock					Non-
			Additional Paid-In			Controlling
	Shares	Par Value	Capital	Retained Deficit	Treasury Stock	Interest	Total Equity (Deficit)
BALANCE, December 31, 2008 (Predecessor)	36,793	$37	$265,453	$(192,564)	$(3,130)	$10,567	$80,363
Stock-based compensation	497	1	1,791	—	—	—	1,792
Employee purchase of ESPP shares	171	—	288	—	—	—	288
Purchase of treasury shares	(89)	—	—	—	(147)	—	(147)
Cancellation of shares	(39)	—	—	—	—	—	—
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	1,609	1,609
Net loss	—	—	—	(71,508)	—	(5,632)	(77,140)

BALANCE, September 30, 2009 (Predecessor)	37,333	$38	$267,532	$(264,072)	$(3,277)	$6,544	$6,765

BALANCE, December 31, 2009 (Predecessor)	37,558	$38	$268,306	$(280,802)	$(3,284)	$5,551	$(10,191)
Stock-based compensation	—	—	1,073	—	—	—	1,073
Purchase of treasury shares	(123)	—	—	—	(70)	—	(70)
Cancellation of shares	(70)	—	—	—	—	—	—
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	2,481	2,481
Net loss	—	—	—	(55,751)	—	(8,032)	(63,783)

BALANCE, August 31, 2010 (Predecessor)	37,365	$38	$269,379	$(336,553)	$(3,354)	—	$(70,490)
Cancellation of predecessor common stock	(37,365)	(38)	(3,316)	—	3,354	—	—
Plan of reorganization and fresh start valuation adjustments	—	—	1,895	68,595	—	—	70,490
Elimination of predecessor accumulated deficit	—	—	(267,958)	267,958	—	—	—

BALANCE, August 31, 2010 (Predecessor)	—	—	—	—	—	—	—
Issuance of new common stock in connection with emergence from Chapter 11	11,928	12	$131,571	—	—	—	131,583

BALANCE, August 31, 2010 (Successor)	11,928	$12	$131,571	—	—	—	$131,583
Net income	—	—	—	152	—	—	152

BALANCE, September 30, 2010 (Successor)	11,928	$12	$131,571	$152	$—	$—	$131,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor	Predecessor
	Period from	Period from January
	September 1 through	1 through	Nine months ended
	September 30, 2010	August 31, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$152	$4,811	$(77,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and other asset impairments	—	18,200	54,560
Reorganization items	—	(57,686)	—
Depreciation, depletion and amortization	1,353	18,403	22,551
Debt issuance cost amortization	384	7,756	1,356
Gain on purchases of senior subordinated notes	—	—	(7,406)
Derivative income	(800)	—	—
Net loss on sale of assets	—	78	2,029
Deferred income taxes	747	(966)	(1,453)
Provision for doubtful accounts	106	1,200	2,925
Stock-based compensation	—	1,073	1,792
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	2,173	(26,119)	4,076
Inventories	(231)	(2,310)	2,481
Prepaid expenses and other current assets	(860)	(3,158)	6,544
Other assets and liabilities	8	249	3
Accounts payable and accrued liabilities	(8,688)	12,423	(366)

Net cash provided by (used in) operating activities	(5,656)	(26,046)	11,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(450)	(4,475)	(12,491)
Proceeds from disposals of property, plant and equipment	10	252	9,122
Payments for acquisitions/redemption	(640)	—	(5,214)

Net cash used in investing activities	(1,080)	(4,223)	(8,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Notes	—	55,000	—
Proceeds from New Credit Agreement	13,198	2,063	—
Repayments on New Credit Agreement	(8,191)	(2,063)	—
Proceeds from prepetition borrowings	—	51,172	138,859
Repayments of prepetition borrowings	—	(67,872)	(132,354)
Proceeds from debtor-in-possession facility	—	161,182	—
Repayments from debtor-in-possession facility	—	(161,182)	—
Net proceeds from (repayments on) other borrowings	(104)	1,251	—
Financing costs	—	(9,469)	—
Purchases of senior subordinated notes	—	—	(4,810)
Purchase of treasury shares	—	(70)	(147)
Proceeds from issuances of common stock under compensation plans	—	—	288
Non-controlling interest capital contributions	—	2,481	—

Net cash provided by financing activities	4,903	32,493	1,836

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,833)	2,224	5,205
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,453	4,229	5,323

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,620	$6,453	$10,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations. In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. Operating results for the periods presented are not necessarily indicative of our results expected for the year ending December 31, 2010.
     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). However, we applied the accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 (“ASC 852”), “Reorganizations,” as of August 31, 2010 (see Note 3). Therefore, our condensed consolidated balance sheet as of September 30, 2010, which is referred to as that of the “Successor” company, includes adjustments resulting from the reorganization and application of ASC 852 and is not comparable to our balance sheet as of December 31, 2009, which is referred to as that of the “Predecessor” company. References to the “Successor” company in the unaudited condensed consolidated financial statements and the notes thereto refer to the Company after giving effect to the reorganization and application of ASC 852. References to the “Predecessor” company refer to the Company prior to the reorganization and application of ASC 852.
     In August 2010, we entered into a redemption agreement to redeem our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”). This redemption was finalized and closed on September 30, 2010 and is discussed in Note 6. The results of operations of Superior, net of the minority owner’s 40% interest, have been included in discontinued operations in our condensed consolidated statements of operations for all periods presented. We reflect the minority owner’s 40% interest in income, net assets and cash flows of Superior as a non-controlling interest in our condensed consolidated financial statements.
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
2. EMERGENCE FROM CHAPTER 11
     Developments Leading to Chapter 11
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
     Despite these initiatives, our business and financial performance were severely affected by the overall downturn in construction activity, particularly the steep decline in single-family home starts in the U.S. residential construction markets, the turmoil in the global credit markets and the U.S. economic downturn. These conditions have had a significant impact on demand for our products since the middle of 2006 and continuing into the third quarter of 2010. We have also experienced pricing pressure and our ready-mixed concrete pricing has declined in 2010 compared to 2009 in most of our markets, which has negatively impacted our gross margins.
     The continued weakening economic conditions, including ongoing softness in residential construction, further reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, combined to cause a significant reduction in our liquidity. We retained legal and financial advisors to assist us in reviewing the strategic and financing alternatives available to us. We also engaged in discussions with the holders of our previously outstanding 8.375% Senior Subordinated Notes due 2014 (the “Old Notes”) regarding a permanent restructuring of our capital structure.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     We reached an agreement with a substantial majority of the holders of our Old Notes on the terms of a comprehensive debt restructuring plan prior to filing for Chapter 11. To implement the restructuring, on April 29, 2010 (the “Petition Date”), we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Bankruptcy Court ordered joint administration of the Chapter 11 Cases under the lead case: In re U.S. Concrete, Inc., Case No. 10-11407 (the “Chapter 11 Cases”). The restructuring did not involve Superior’s operations.
     Emergence from Chapter 11
     On July 29, 2010, the Bankruptcy Court entered an order confirming the Debtors’ Joint Plan of Reorganization, pursuant to Chapter 11 of the Bankruptcy Code. The Plan of Reorganization was originally filed with the Bankruptcy Court on the Petition Date and supplemented by the Supplement to Debtors’ Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court on July 19, 2010 and July 22, 2010, and amended on July 27, 2010 (as so amended and supplemented, the “Plan”). On August 31, 2010 (the “Effective Date”), the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective.
     The consummation, on the Effective Date, of our reorganization under the Plan provided for the following:
•	All outstanding obligations under our Old Notes were cancelled and the indenture governing the Old Notes was terminated;

•	All amounts outstanding under the Revolving Credit, Term Loan and Guarantee Agreement (the “DIP Credit Agreement”) were paid and such agreement was terminated in accordance with its terms;

•	All of our then existing equity securities, including our common stock (the “Old Common Stock”), all options to purchase the Old Common Stock and all rights to purchase the Company’s Series A Junior Participating Preferred Stock pursuant to a Rights Agreement, dated as of November 5, 2009, were cancelled. Accordingly, certain of our equity incentive plans in place prior to the Effective Date, and all awards granted under such plans, were terminated. The following equity incentive plans were terminated: (i) 1999 Incentive Plan of U.S. Concrete, Inc; (ii) U.S. Concrete, Inc. 2000 Employee Stock Purchase Plan; (iii) 2001 Employee Incentive Plan of U.S. Concrete, Inc.; and (iv) U.S. Concrete, Inc. 2008 Incentive Plan;

•	Issuance of (i) approximately 11.9 million shares of Common Stock to holders of the Old Notes, (ii) approximately 1.5 million Class A Warrants to holders of Old Common Stock and (iii) approximately 1.5 million Class B Warrants to holders of Old Common Stock. See Note 12 for more information on the Class A and Class B Warrants;

•	Adoption of a management equity incentive plan (the “Incentive Plan”), under which 9.5% of the equity of the reorganized Company authorized pursuant to the Plan, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the reorganized Company;

•	Entry into a new credit agreement, dated as of August 31, 2010 (the “New Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility. See Note 8 for more information on the New Credit Agreement; and

•	Issuance of $55.0 million aggregate principal amount of 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) pursuant to a subscription offering. See Note 8 for more information on the Convertible Notes.
     Our Old Common Stock ceased trading on the NASDAQ Global Market on May 10, 2010 and was traded in the over-the-counter market until the Effective Date. Upon the Effective Date of the Plan, the Old Common Stock was cancelled and holders of the Old Common Stock received Class A and Class B Warrants. The common stock issued to holders of the Old Notes on the Effective Date began trading on the over-the-counter Bulletin Board (the “OTC Bulletin Board” or “OTC BB”) on October 15, 2010 under the symbol USCR.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. FRESH START ACCOUNTING AND EFFECTS OF THE PLAN
     As required by U.S. GAAP, effective as of August 31, 2010, we adopted fresh start accounting following the guidance of FASB ASC 852. Fresh start accounting results in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to August 31, 2010 are not comparable to consolidated financial statements presented on or after August 31, 2010. Fresh start accounting was required upon emergence from Chapter 11 because holders of voting shares immediately before confirmation of the Plan received less than 50% of the emerging entity and the reorganization value of our assets immediately before confirmation of our Plan was less than our post-petition liabilities and allowed claims. Fresh start accounting results in a new basis of accounting and reflects the allocation of our estimated fair value to underlying assets and liabilities. Our estimates of fair value are inherently subject to significant uncertainties and contingencies beyond our reasonable control. Accordingly, there can be no assurance that the estimates, assumptions, valuations, appraisals and financial projections will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the equity valuation for accounting purposes. In addition, the cancellation of debt income and the allocation of the attribute reduction for tax purposes is an estimate and will not be finalized until the 2010 tax return is filed. Any change resulting from this estimate could impact deferred taxes.
     Under ASC 852, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh-start accounting, which for us is August 31, 2010, the date the Debtors emerged from Chapter 11. To facilitate this calculation we first determined the enterprise value of the Successor Company. The valuation methods included (i) a discounted cash flow analysis, considering a range of the weighted average cost of capital between 14.5% and 15.5% and multiples of projected earnings of between 6.5 and 7.5 times for its terminal value, (ii) a market multiples analysis, considering multiple ranges of between 12.6 and 13.6 times based on a one year forward multiple and 10.5 and 11.5 times based on a two year forward multiple (iii) precedent transaction multiples of between 7 and 8 times. This analysis resulted in an estimated enterprise value of between $180.0 million and $208.0 million. We utilized an enterprise value for fresh start accounting near the mid-point of this range.
     The estimated enterprise value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the Plan. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the reorganization value include the assumptions regarding revenue growth, operating expenses, the amount and timing of capital expenditures and the discount rate utilized.
     Fresh-start accounting reflects the value of the Successor Company as determined in the confirmed Plan. Under fresh-start accounting, our asset values are remeasured and allocated based on their respective fair values in conformity with the purchase method of accounting for business combinations in FASB ASC Topic 805, “Business Combinations” (“FASB ASC 805”). Liabilities existing as of the Effective Date, other than deferred taxes and derivatives, were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes and derivatives were determined in conformity with applicable accounting standards. Predecessor accumulated depreciation, accumulated amortization and retained deficit were eliminated.
     The following fresh start condensed consolidated balance sheet presents the implementation of the Plan and the adoption of fresh start accounting as of August 31, 2010, the Effective Date. Reorganization adjustments have been recorded within the condensed consolidated balance sheet to reflect the effects of the Plan, including discharge of liabilities subject to compromise and the adoption of fresh start accounting in accordance with FASB ASC 852.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	August 31, 2010
		Plan of		Fresh Start
		Reorganization		Accounting
	Predecessor	Adjustments		Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$8,516	$(2,063	) o	—		$6,453
Trade accounts receivable, net	85,970	—		—		85,970
Inventories	29,853	—		(1,268	) l	28,585
Deferred income taxes	23,419	—		(5,006	) p	18,413
Prepaid expenses	4,535	75	a	—		4,610
Other current assets	7,742	—		—		7,742
Assets held for sale	18,871	—		—		18,871

Total current assets	178,906	(1,988)		(6,274)		170,644

Property, plant and equipment, net	207,012	—		(64,712	) l	142,300
Goodwill	14,063	—		(14,063	) l	—
Other assets	3,894	6,100	b	1,045	l	11,039
Asset held for sale	3,272	—		—		3,272

Total assets	$407,147	$4,112		$(84,004)		$327,255

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt	$52,553	$(51,875	) c	—		$678
Accounts payable	32,776	—		—		32,776
Accrued liabilities	52,319	3,186	d	—		55,505
Derivative liabilities	—	16,723	m	—		16,723
Liabilities held for sale	20,976	—		—		20,976

Total current liabilities	158,624	(31,966)		—		126,658

Long-term debt, net of current maturities	488	41,400	e	—		41,888
Other long-term obligations and deferred credits	8,505	(592	) n	—		7,913
Deferred income taxes	24,264	—		(5,051	) p	19,213

Total long-term liabilities	33,257	40,808		(5,051)		69,014
Liabilities subject to compromise	285,756	(285,756	) f	—		—

Total liabilities	477,637	(276,914)		(5,051)		195,672

Commitments and contingencies	—	—		—		—

Deficit:
Preferred stock	—	—		—		—
Common stock	38	(26	) g	—		12
Additional paid-in capital	269,379	130,150	h	(267,958	) k	131,571
Retained earnings (deficit)	(336,553)	147,548	i	189,005	k	—
Treasury stock, at cost	(3,354)	3,354	j	—		—

Total stockholders’ equity (deficit)	(70,490)	281,026		(78,953)		131,583
Non-controlling interest	—	—		—		—

Total equity (deficit)	(70,490)	281,026		(78,953)		131,583

Total liabilities and equity (deficit)	$407,147	$4,112		$(84,004)		$327,255

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Plan of Reorganization and Fresh Start Accounting Adjustments:

a	Reflects the capitalization of a prepaid annual banking fee related to the Convertible Notes and New Credit Agreement.

b	Reflects the capitalization of deferred financing costs related to the Convertible Notes and New Credit Agreement.

c	Reflects repayment of amounts outstanding under the DIP Credit Agreement pursuant to the Plan.

d	Reflects the accrual and payment of certain professional fees and accrued interest. Also includes the accelerated recognition of the current portion of deferred gains related to the cancellation of an interest rate swap transaction on the Old Notes.

e	Reflects the issuance of the Convertible Notes in the amount of $55.0 million pursuant to the Plan net of the derivative liability in the amount of $13.6 million which was bifurcated and separately recorded.

f	Reflects the extinguishment of liabilities subject to compromise (“LSTC”) at emergence. LSTC was comprised of $272.6 million of Old Notes and $13.2 million of related accrued interest. The holders of the Old Notes received common stock of the successor entity.

g	Reflects the issuance of 11.9 million shares in new common stock at $0.001 par value and the extinguishment of 38.3 million shares ($0.001 par) of Old Common Stock.

h	Reflects the net adjustment to additional paid-in capital (“APIC”) due to the retirement of old common stock and treasury stock, the issuance of new common stock, and the impact of charges due to unrecognized equity-based compensation.

i	Reflects the net impact of Plan adjustments on retained earnings due to the gain on extinguishment of debt and other reorganization charges.

j	Reflects the cancellation of predecessor treasury stock.

k	Reflects the net impact of the loss on revaluation of assets resulting from fresh-start reporting and the elimination of the Predecessor’s historical accumulated deficit, resulting in Successor’s equity value of $131.6 million.

l	Reflects fair value adjustments resulting from fresh-start reporting.

m	Reflects the issuance of warrants to purchase new Common Stock pursuant to the Plan and the derivative liability recorded in connection with the Convertible Notes.

n	Reflects recognition of deferred gain related to the cancellation of an interest rate swap transaction on the Old Notes.

o	Reflects net cash impact from the issuance of new debt net of payment of existing debt facilities and other costs.

p	Reflects adjustments to deferred taxes resulting from fresh start accounting.
4. REORGANIZATION ITEMS
     In accordance with authoritative accounting guidance issued by the FASB, separate disclosure is required for reorganization items, such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business, which have been realized or incurred during the Chapter 11 Cases.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Reorganization items were comprised of the following (in thousands):

	Predecessor
	Period from	Period from
	July 1	Jan 1
	through	through
	August 31, 2010	August 31, 2010
Gain from cancellation of debt	$151,872	$151,872
Loss from fresh start valuation adjustments	(78,955)	(78,955)
Professional fees	(7,068)	(9,243)
Write-off of Old Notes deferred financing costs	—	(4,483)

Total reorganization items, net	$65,849	$59,191

     In addition to the amounts reflected in reorganization items in the above table, prior to the Petition Date, we incurred professional fees related to our reorganization of approximately $5.0 million that are included in selling, general and administrative expenses for the eight-month period ended August 31, 2010 in the Condensed Consolidated Statements of Operations. Additionally, we wrote off approximately $1.6 million of unamortized deferred financing costs during the second quarter of 2010 related to our Prepetition Credit Agreement that has been included in interest expense in the eight-month period ended August 31, 2010 in the Condensed Consolidated Statements of Operations. The amounts due under the Prepetition Credit Agreement were paid in full with a portion of the proceeds from our DIP Credit Agreement. For the one-month period from September 1 through September 30, 2010, we incurred approximately $0.6 million of professional fees related to our reorganization that is included in selling, general and administrative expenses.
5. ACQUISITIONS, DISPOSITIONS AND ASSETS HELD FOR SALE
     Superior Redemption
     Certain of our subsidiaries (the “Joint Venture Partners”) and Edw. C. Levy Co. (“Levy”) were members of Superior and each held “Shares” of Superior, as defined in the Superior Operating Agreement, dated April 1, 2007 (the “Operating Agreement”). In August 2010, we entered into the Redemption Agreement (the “Redemption Agreement”) with the Joint Venture Partners, Superior and Levy, regarding the redemption of the Joint Venture Partners’ Shares by Superior (the “Redemption”). In September 2010, we entered into a Joinder Agreement to the Redemption Agreement with the Joint Venture Partners, Superior, Levy, VCNA Prairie, Inc. (the “New Joint Venture Partner”) and Votorantim Cement North America, Inc. (“VCNA”), whereby the New Joint Venture Partner and VCNA became parties to the Redemption Agreement. On September 30, 2010, the Company completed the disposition of its interest in Superior pursuant to the Redemption Agreement.
     Pursuant to the Redemption Agreement, as consideration for the Redemption, Superior, Levy, the New Joint Venture Partner, and VCNA (the “Indemnifying Parties”) agreed to indemnify us and the Joint Venture Partners from, among other items: (i) facts or circumstances that occur on or after the closing of the Redemption (the “Closing”) and which relate to the post-closing ownership or operation of Superior; (ii) the Agreement Approving Asset Sale with Central States, Southeast Areas Pension Fund, dated March 30, 2007; (iii) the Company’s obligation to provide retiree medical coverage to current and former Clawson employees of Superior and its affiliates pursuant to the collective bargaining agreement between Superior and the Teamster’s Local Union No. 614; and (iv) Superior’s issuance of 500 Shares to the New Joint Venture Partner.
     At the closing of the Redemption on September 30, 2010, the Company and the Joint Venture Partners collectively paid $640,000 in cash and issued a $1.5 million promissory note (the “Promissory Note”) to Superior as partial consideration for the indemnification and other consideration provided by the Indemnifying Parties pursuant to the Redemption Agreement.
     The Promissory Note does not bear interest and requires the Company and the Joint Venture Partners to pay Superior $750,000 on or before each of January 1, 2011 and January 1, 2012. The Promissory Note may be prepaid, in whole or in part, without premium, penalty or additional interest. We recognized a loss of approximately $11.6 million from redeeming our interest in Superior. We and the Joint Venture Partners have also agreed, for a period of five (5) years after the Closing not to compete with Superior in the State of Michigan, subject to certain exceptions.
     The results of Superior have been included in discontinued operations for the periods presented in the condensed consolidated statements of operations. See Note 6 for more information.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     Other
     During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California and as such have classified these assets as held for sale. These assets are recorded at the estimated fair value less costs to sell of approximately $0.9 million. There were no assets held for sale as of December 31, 2009.
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
6. DISCONTINUED OPERATIONS
     As disclosed in Note 5, we closed on the redemption of our 60% interest in Superior in September 2010. Accordingly, there were no assets and liabilities of Superior reflected on the consolidated balance sheet as of September 30, 2010. In August 2010, we entered into the Redemption Agreement and in accordance with authoritative accounting guidance, wrote the net assets of this subsidiary down to the fair value less costs to sell. Additionally, we have presented the results of operations for all periods as discontinued operations. The following summarizes the results of operations included in discontinued operations:

	Successor	Predecessor
	Period from	Period from	Period from
	September 1	July 1	Jan 1
	through	through	through
	September 30, 2010	August 31, 2010	August 31, 2010
Revenue	$5,931	$13,777	$33,625
Operating expenses	(5,782)	(13,520)	(37,465)
Loss on redemption	(120)	(18,200)	(18,200)

Income (loss) from discontinued operations, before income taxes and non-controlling interest	29	(17,943)	(22,040)
Income tax benefit (expense)	(29)	1,390	1,358

Loss from discontinued operations before non-controlling interest	—	(16,553)	(20,682)
Non-controlling interest	—	6,340	8,010

Loss from discontinued operations	$—	$(10,213)	$(12,672)

	Predecessor
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Revenue	$17,265	$37,557
Operating expenses	(25,354)	(51,379)

Income (loss) from discontinued operations, before income taxes and non-controlling interest	(8,089)	(13,822)
Income tax benefit (expense)	(76)	(225)

Loss from discontinued operations before non-controlling interest	(8,165)	(14,047)
Non-controlling interest	3,238	5,632

Loss from discontinued operations	$(4,927)	$(8,415)

7. INVENTORIES
     Inventories consist of the following (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2010	2009
Raw materials	$19,610	$18,128
Precast products	6,252	7,342
Building materials for resale	2,123	2,555
Fuel and repair parts	831	2,935

	$28,816	$30,960

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. DEBT
     A summary of debt is as follows (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2010	2009
Senior secured credit facility due 2014	$5,007	$—
Convertible secured notes due 2015	41,627	—
Prepetition senior secured credit facility	—	16,700
Old Notes	—	271,756
Notes payable and other financing	450	2,319
Superior Materials Holdings, LLC secured credit facility	—	5,604
Capital leases	613	163

	47,697	296,542
Less: current maturities	(587)	(7,873)

Total long-term debt	$47,110	$288,669

     The estimated fair value of our debt at September 30, 2010 approximated its carrying value and at December 31, 2009 was $188.7 million.
     Senior Secured Credit Facility due 2014
     On the Effective Date of the Plan, we and certain of our subsidiaries entered into a new credit agreement, dated as of August 31, 2010 (the “New Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). The New Credit Agreement matures in August 2014. As of September 30, 2010, we had outstanding borrowings of $5.0 million and $21.4 of undrawn standby letters of credit under the Revolving Facility. The availability under the Revolving Facility was approximately $33.5 million at September 30, 2010.
     Up to $30 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Advances under the Revolving Facility are limited by a borrowing base of (a) 85% of the face amount of eligible accounts receivable plus (b) the lesser of (i) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible inventory and (ii) the sum of (A) 50% of the eligible inventory (other than eligible aggregates inventory) and (B) 65% of the eligible aggregates inventory plus (c) the lesser of (i) $15.0 million and (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks minus (d) such reserves as the Administrative Agent may establish from time to time in its permitted discretion. The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base. In addition, prior to the delivery of our financial statements for the fiscal quarter ended September 30, 2011, there will be an availability block (the “Availability Block”) of $15.0 million and after such date, unless the fixed charge coverage ratio for any trailing twelve month period is greater than or equal to 1.00:1.00, there will be an Availability Block of $15.0 million, to be increased monthly by $1.0 million up to a maximum of $20.0 million. Beginning with the fiscal month in which the Availability Block is eliminated and with respect to each fiscal month thereafter, at any time that availability under the Revolving Facility is less than $15.0 million, the Company must maintain a fixed charge coverage ratio of at least 1.00:1.00 until availability is greater than or equal to $15.0 million for a period of 30 consecutive days.
     Under the New Credit Agreement, our capital expenditures may not exceed (i) $15.0 million in the aggregate from the Effective Date (August 31, 2010) through and including December 31, 2010 and (ii) 7.0% of our consolidated annual revenue for the trailing twelve month period ending on the last day of each fiscal quarter thereafter (commencing with the fiscal quarter ended March 31, 2011); provided that the amount of any capital expenditures permitted to be made in respect of the trailing twelve month period ending on March 31, 2011 shall be increased by a maximum of $7.5 million of the unused amount of capital expenditures that were permitted to be made during the fiscal year ended December 31, 2010. Our capital expenditures from the Effective Date through September 30, 2010 were approximately $0.5 million. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     At our option, loans may be maintained from time to time at an interest rate equal to the Eurodollar-based rate (“LIBOR”) or the applicable domestic rate (“CB Floating Rate”). The CB Floating Rate shall be the greater of (x) the interest rate per annum publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate and (y) the interest rate per annum equal to the sum of 1.0% per annum plus the adjusted LIBOR rate for a one month interest period, in each case plus the applicable margin. The applicable margin on loans is 2.75% in the case of loans bearing interest at the CB Floating Rate and 3.75% in the case of loans bearing interest at the LIBOR rate. Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR loans, a fronting fee equal to 0.20% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit. We will also pay a commitment fee on undrawn amounts under the Revolving Facility in an amount equal to 0.75% per annum. Upon any event of default, at the direction of the required lenders under the Revolving Facility, all outstanding loans and the amount of all other obligations owing under the Revolving Facility will bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations.
     Outstanding borrowings under the Revolving Facility are prepayable, and the commitments under the Revolving Facility may be permanently reduced, without penalty. There are mandatory prepayments of principal in connection with (i) the incurrence of certain indebtedness, (ii) certain equity issuances and (iii) certain asset sales or other dispositions (including as a result of casualty or condemnation). Mandatory prepayments are applied to repay outstanding loans without a corresponding permanent reduction in commitments under the Revolving Facility and are subject to the terms of an Intercreditor Agreement.
     In connection with the New Credit Agreement, on the Effective Date, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with the Administrative Agent. Pursuant to the Security Agreement, all obligations under the Revolving Facility will be secured by (i) a first-priority perfected lien (subject to certain exceptions) in substantially all of our and certain of our subsidiaries present and after-acquired inventory (including as-extracted collateral), accounts, certain specified mixer trucks, deposit accounts, securities accounts, commodities accounts, letter of credit rights, cash and cash equivalents, general intangibles (other than intellectual property and equity in subsidiaries), instruments, documents, supporting obligations and related books and records and all proceeds and products of the foregoing and (ii) a perfected second-priority lien (subject to certain exceptions) on substantially all other present and after acquired property (including, without limitation, material owned real estate).
     Convertible Secured notes due 2015
     On the Effective Date of the Plan, we issued $55.0 million aggregate principal amount of 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) pursuant to a subscription offering contemplated by the Plan. The Convertible Notes are governed by an indenture (the “Indenture”), dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments will be payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued in accordance with authoritative accounting guidance (See Note 9). This discount will be accreted over the term of the note and included in interest expense.
     The Convertible Notes will be convertible, at the option of the holder, at any time on or prior to maturity, into shares of our new common stock (the “Common Stock”), at an initial conversion rate of 95.23809524 shares of Common Stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate”). The conversion rate is subject to adjustment to prevent dilution resulting from stock splits, stock dividends, business combinations or similar events. In connection with any such conversion, holders of the Convertible Notes to be converted shall also have the right to receive accrued and unpaid interest on such Convertible Notes to the date of conversion (the “Accrued Interest”). We may elect to pay the Accrued Interest in cash or in shares of Common Stock in accordance with the terms of the Indenture.
     In addition, if a “Fundamental Change of Control” (as defined in the Indenture) occurs prior to the maturity date, in addition to any conversion rights the holders of Convertible Notes may have, each holder of Convertible Notes will have (i) a make-whole provision calculated as provided in the Indenture pursuant to which each holder may be entitled to additional shares of Common Stock upon conversion (the “Make Whole Premium”), and (ii) an amount equal to the interest on such Convertible Notes that would have been payable from the date of the occurrence of such Fundamental Change of Control (the “Fundamental Change of Control Date”) through the third anniversary of the Effective Date, plus any accrued and unpaid interest from the Effective Date to the Fundamental Change of Control Date (the amount in this clause (ii), the “Make Whole Payment”). We may elect to pay the Make Whole Payment in cash or in shares of Common Stock.
     If the closing price of the Common Stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each holder of Convertible Notes in accordance with the Indenture. Except as set forth in an Election Notice (as defined below), the right to convert

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice (the “Conversion Termination Date”), such that the holder shall have a 45-day period in which to convert its Convertible Notes up to the amount of the Conversion Cap (as defined below). Any Convertible Notes not converted prior to the Conversion Termination Date as a result of the Conversion Cap shall be, at the holder’s election and upon written notice to the Company (the “Election Notice”), converted into shares of Common Stock on a date or dates prior to the date that is 180 days following the Conversion Termination Date. The “Conversion Cap” means the number of shares of Common Stock into which the Convertible Notes are convertible and that would cause the related holder to “beneficially own” (as such term is defined in Section 13 of the Exchange Act and Rules 13d-3 and 13d-5 thereunder) more than 9.9% of the Common Stock at any time outstanding.
     Any Convertible Notes not otherwise converted prior to the Conversion Termination Date or specified for conversion in an Election Notice shall be redeemable, in whole or in part, at our election at any time prior to maturity at par plus accrued and unpaid interest thereon to the Conversion Termination Date.
     The Indenture contains certain covenants that restrict our ability to, among other things,
•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.
     The Convertible Notes will be guaranteed by each of our existing and future direct or indirect domestic restricted subsidiaries. In connection with the Indenture, on August 31, 2010, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the noteholder collateral agent. Pursuant to the Pledge and Security Agreement, the Convertible Notes and related guarantees will be secured by first-priority liens on certain of the property and assets directly owned by the Company and each of the guarantors, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens (including a second-priority lien in favor of the Administrative Agent) with certain exceptions. Obligations under the Revolving Facility and those in respect of hedging and cash management obligations owed to the lenders (and their affiliates) that are a party to the Revolving Facility (collectively, the “Revolving Facility Obligations”) will be secured by a second-priority lien on such collateral.
     The Convertible Notes and related guarantees will also be secured by a second-priority lien on the assets of the Company and the guarantors securing the Revolving Facility Obligations on a first-priority basis, including inventory (including as extracted collateral), accounts, certain specified mixture trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.
     Registration Rights Agreement
     In connection with the issuance of the Convertible Notes, we entered into a registration rights agreement, dated August 31, 2010 (the “Registration Rights Agreement”), under which we agreed, pursuant to the terms and conditions set forth therein, to register the Convertible Notes and the Common Stock into which the Convertible Notes convert. Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to file a shelf registration statement covering the resale by the Electing Holders (as defined in the Registration Rights Agreement) of Convertible Notes that are Registrable Securities (as defined in the Registration Rights Agreement) by the first business day following the date that is 366 days following the Effective Date, and to file a shelf registration statement covering the resale of shares of Common Stock that constitute Registrable Securities by the Electing Holders, on a delayed or continuous basis, within 180 days of the Issue Date. We are required to pay special interest if we fail to file either shelf registration statement by the applicable deadline or if any registration statement required by the Registration Rights Agreement ceases to be effective for more than 45 days, with respect to any Registrable Securities that are Convertible Notes and are Restricted Securities (as defined in the Indenture).

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     DIP Credit Agreement and Prepetition Senior Secured Credit Facility
     Effective as of May 3, 2010, we and certain of our subsidiaries entered into the DIP Credit Agreement which provided us with a debtor-in-possession term loan and revolving credit facility during Chapter 11. The DIP Credit Agreement was paid in full and cancelled on the Effective Date of the Plan. Our senior secured credit facility initially due 2011, was paid in full on May 3, 2010 with funds obtained under our DIP Credit Agreement and immediately terminated.
     Old Notes
     As discussed in Note 2, we reached an agreement with a substantial majority of the holders of the Old Notes on the terms of a comprehensive debt restructuring plan prior to April 30, 2010, the date an event of default would have occurred for non-payment of interest on the Old Notes. On the Effective Date, the Old Notes were cancelled and the holders received approximately 11.9 million shares of new Common Stock in our reorganized company.
     During the first quarter of 2009, we purchased $7.4 million aggregate principal amount of the Old Notes in open market transactions for approximately $2.8 million plus accrued interest of approximately $0.3 million through the dates of purchase. We recorded a gain of approximately $4.5 million as a result of these open market transactions after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the Old Notes purchased. During the quarter ended June 30, 2009, we purchased an additional $5.0 million principal amount of the Old Notes for approximately $2.0 million. This resulted in a gain of approximately $2.9 million in April 2009, after writing off $0.1 million of previously deferred financing costs associated with the pro-rata amount of the Old Notes purchased. We used cash on hand and borrowings under our Prepetition Senior Secured Credit Facility to fund these transactions.
     Superior Credit Facility and Subordinated Debt
     As discussed in Note 5, we redeemed our 60% interest in Superior in September 2010. As a result, the debt balance under the Superior Credit Facility at September 30, 2010 is zero. The outstanding borrowings under the Superior Credit Facility at December 31, 2009 were $5.6 million. As a condition precedent to the initial advance under the Superior Credit Agreement, U.S. Concrete Inc. and the Levy were required to fund $3.6 million to Superior in the form of cash equity contributions, representing a prefunding of the respective obligations under certain support letters entered into in connection with the previous Superior Credit Agreement for the period from January 1, 2010 through September 30, 2010. Our portion of this cash obligation was $1.1 million. Additionally, we made capital contributions in the amount of $2.6 million during the first quarter of 2010 in lieu of cash payment of related party payables by Superior. In the first quarter of 2009, we provided subordinated debt capital in the amount of $2.4 million in lieu of receiving cash payment of related party payables from Superior. This subordinated debt was eliminated when Superior was consolidated with U.S. Concrete. Additionally, the minority partner, Levy, provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009. During the third quarter of 2009, U.S. Concrete and Levy converted the subordinated debt capital into capital contributions to Superior.
9. DERIVATIVES
          General
          We are exposed to certain risks relating to our ongoing business operations. However, derivative instruments are not used to hedge these risks. We are required to account for derivative instruments as a result of the issuance of warrants and Convertible Notes associated with the emergence from Chapter 11 on August 31, 2010. None of our derivative contracts manage business risk or are executed for speculative purposes. As of September 30, 2009 and December 31, 2009, we did not have any derivative instruments.
          Our derivative instruments are summarized as follows:

Derivative Instruments not designated as
hedging instruments under ASC 815	Balance Sheet Location	Fair Value
Warrants	Current derivative liabilities	$3,123
Convertible Note embedded derivative	Current derivative liabilities	12,800

		$15,923

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          The following table presents the effect of derivative instruments on the statement of operations, excluding income tax effects:

Derivative Instruments not designated as hedging	Location of Gain/(Loss)
instruments under ASC 815	Recognized	Amount
Warrants	Derivative income	$0
Convertible Note embedded derivative	Derivative income	800

		$800

          Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments. The table below presents our volume positions as of September 30, 2010:

Derivative Instruments not designated as hedging
instruments under ASC 815	Number of Shares
Warrants	3,000,000
Convertible Note embedded derivative	5,238,095

8,238,095

          We do not have any derivative instrument with credit features requiring the posting of collateral in the event of a credit downgrade or similar credit event.
          Fair Value Disclosures
     Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. Accounting guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:
Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
          Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
          The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Derivative — Warrants(1)	$3,123	$—	$—	$3,123
Derivative — Convertible Notes
Embedded Derivative(2)	12,800	—	—	12,800

	$15,923	$—	$—	$15,923

(1)	Represents warrants (See Note 12) issued in conjunction with our reorganization (see Note 3)

(2)	Represents the compound embedded derivative included in our Convertible Notes (see Note 8). The compound embedded derivative includes the value associated with the noteholders’ conversion option, as well as certain rights to receive “make-whole” amounts. The “make-whole” provision(s) provides that, upon certain contingent events, if conversion is elected on the Convertible Notes, we may be obligated to pay such holder an amount in cash, or shares of common stock to compensate noteholders, who have converted early as a result of these contingent events, interest and time value of the conversion option foregone via the conversion.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          The derivative liabilities were valued using a model for instruments with the option to convert into common equity. Inputs into the model were based upon observable market data where possible. Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs.
          A reconciliation of the changes in Level 3 fair value measurements is as follows for September 30, 2010 (in thousands):

		Convertible Notes
	Warrants	Embedded Derivative
Balance at December 31, 2009
Purchases, issuances, and settlements	$3,123	$13,600
Total gains included in earnings	—	800

Balance at September 30, 2010	$3,123	$12,800

Total gains included in earnings attributable to the change in fair value of derivatives held at the end of the period	$0	$800

          Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt. We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates. The carrying value of outstanding amounts under our revolving credit facility approximates fair value due to the floating interest rate and the fair value of our Convertible Notes approximates carrying value at September 30, 2010.
10. INCOME TAXES
           We recorded income tax expense allocated to continuing operations equal to approximately $1.5 million and $1.6 million for the two and eight month periods ended August 31, 2010, respectively. Our income taxes for the one month period ended September 30, 2010 was near zero. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on bases different than pre-tax income (loss). This resulted in recording income tax expense in certain states that experience a pre-tax loss.
           In accordance with GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of August 31, 2010 and September 30, 2010 for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability as of August 31, 2010 and September 30, 2010 was $0.8 million and $1.5 million, respectively.
           We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010 (See Note 2). Under our Plan, our Old Notes were cancelled, giving rise to cancellation of indebtedness income (“CODI”). The Internal Revenue Code (“IRC”) provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan. Based on the estimate of CODI and required tax attribute reduction, we believe the effects of the Plan will not cause a significant change in our recorded deferred tax liability. Current estimates show that the required reduction in tax attributes, or deferred tax assets, will be accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes. The allocation of the tax attribute reduction is an estimate and will not be finalized until the 2010 tax return, which includes the effective date of the Plan, is filed. Any changes in the estimate could impact deferred taxes.
           We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010. As a result, the amount of our pre-change net operating losses “NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation is based on the value of the corporation as of the effective date of the Plan. The ownership change and the resulting annual limitation on use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods. However, the limitation on the amount of NOL available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized. Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes
           We made income tax payments of approximately $0.3 million during the eight month period ended August 31, 2010 and no income tax payments were made during the one month period ended September 30, 2010. We made income tax payments of approximately $0.1 million and $0.4 million during the three month and nine month periods ended September 30, 2009.
11. STOCKHOLDERS’ EQUITY
     Common Stock and Preferred Stock
     The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	Successor	Predecessor
	September 30, 2010	December 31, 2009
Shares authorized	100,000	60,000
Shares outstanding at end of period	11,928	37,558
Shares held in treasury	—	552

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     In connection with our emergence from Chapter 11, all existing shares of the Predecessor company were cancelled on August 31, 2010. Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, of which 11.9 million shares were issued pursuant to the Plan and 2.2 million shares were reserved for the Incentive Plan.
     Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by the Board. The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the Preferred Stock. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of the Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for the Common Stock at a premium or otherwise affect the market price of the Common Stock. There was no preferred stock issued or outstanding as of September 30, 2010.
12. WARRANTS
     On August 31, 2010, we issued warrants to acquire Common Stock (the “New Warrants”) in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of Common Stock (the “Class A Warrants”) and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of Common Stock (the “Class B Warrants”). The New Warrants were issued to holders of our Old Common Stock pro rata based on a holder’s stock ownership as of the Effective Date. These warrants have been included in derivative liabilities on the condensed consolidated balance sheet in accordance with authoritative accounting guidance (see Note 9).
     In connection with the issuance of the Class A Warrants, we entered into a Class A Warrant Agreement (the “Class A Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent. Subject to the terms of the Class A Warrant Agreement, holders of Class A Warrants are entitled to purchase shares of Common Stock at an exercise price of $22.69 per share. In connection with the issuance of the Class B Warrants, the Company entered into a Class B Warrant Agreement (the “Class B Warrant Agreement” and, together with the Class A Warrant Agreement, the “Warrant Agreements”) with American Stock Transfer & Trust Company, as warrant agent. Subject to the terms of the Class B Warrant Agreement, holders of Class B Warrants are entitled to purchase shares of Common Stock at an exercise price of $26.68 per share. Subject to the terms of the Warrant Agreements, both classes of New Warrants will have a seven-year term and will expire on the seventh anniversary of the Effective Date. The New Warrants may be exercised for cash or on a net issuance basis.
     If, at any time before the expiration date of the New Warrants, we pay or declare a dividend or make a distribution on the Common Stock payable in shares of our capital stock, subdivisions or combinations of our outstanding shares of Common Stock into a greater or lesser number of shares or issue any shares of our capital stock by reclassification of Common Stock, then the exercise price and number of shares issuable upon exercise of the New Warrants will be adjusted so that the holders of the New Warrants will be entitled to receive the aggregate number and kind of shares that they would have received as a result of the event if their New Warrants had been exercised immediately before the event. In addition, if we distribute to holders of the Common Stock an Extraordinary Distribution (defined in each Warrant Agreement to include assets, securities or warrants to purchase securities), then the exercise price of the New Warrants will be decreased by the amount of cash and/or the fair market value of any securities or assets paid or distributed on each share of Common Stock; however, no adjustment to the exercise price will be made if, at the time of an Extraordinary Distribution, we make the same distribution to holders of New Warrants as we make to holders of Common Stock pro rata based on the number of shares of Common Stock for which the New Warrants are exercisable.
     In the event of a Fundamental Change (defined in each Warrant Agreement to include transactions such as mergers, consolidations, sales of assets, tender offers, exchange offers, reorganizations, reclassifications, compulsory share exchanges or liquidations in which all or substantially all of the outstanding Common Stock is converted into or exchanged for stock, other securities, cash or assets), if the consideration paid consists 90% or more of publicly traded securities, each holder of a New Warrant will have the right upon any subsequent exercise to receive the kind and amount of stock, other securities, cash and assets that such holder would have received if the New Warrant had been exercised immediately prior to such Fundamental Change. If a Fundamental Change occurs (other than a Fundamental Change in which the consideration paid consists at least 90% of publicly traded securities), then each holder of a New Warrant will be entitled to receive an amount equal to the Fair Market Value (as defined in each of the Warrant Agreements) of their New Warrant on the date the Fundamental Change is consummated.
     No adjustment in the exercise price of New Warrants shall be required unless such adjustment would require an increase or decrease of at least $0.05 in the exercise price; provided that any adjustments that are not required to be made shall be carried forward and taken into account in any subsequent adjustment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
13. SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE
     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.
     For the one month period ending September 30, 2010, our potentially dilutive shares include the shares underlying our Convertible Notes. For the three and nine month periods ended September 30, 2009 our potentially dilutive shares included stock options and stock awards. These potentially dilutive shares were excluded from the computation of diluted earnings per share for the one month period ended September 30, 2010 and the three and nine month periods ended September 30, 2009 because their effect would have been anti-dilutive.
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
     In May 2010, we entered into a settlement agreement for approximately $1.6 million related to four consolidated class actions then pending in Alameda Superior Court (California). This settlement was approved by the Bankruptcy Court as part of our Plan, which was confirmed on July 29, 2010. The original class actions were filed between April 6, 2007 and September 27, 2007 on behalf of various Central Concrete Supply Co., Inc. (“Central”) ready-mixed concrete and transport drivers, alleging primarily that Central, which is one of our subsidiaries, failed to provide meal and rest breaks as required under California law. We previously entered into settlements with one of the classes and a number of individual drivers. The approximate $1.6 million settlement was paid in September 2010.
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
     Currently, there are no material product defect claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defect claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2010.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. Based on experience and the information currently available, our management believes the possibility that these claims could materially exceed our related accruals is remote. Despite compliance and experience, it is possible that we could be held liable for future charges, which might be material, but are not currently known to us or cannot be estimated by us. In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.
     As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2010.
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
Performance Bonds
     In the normal course of business, we and our subsidiaries are contingently liable for performance under $42.3 million in performance bonds that various contractors, states and municipalities have required. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.
15. SEGMENT INFORMATION
     We have two segments that serve our principal markets in the United States. Our ready-mixed concrete and concrete-related products segment produces and sells ready-mixed concrete, aggregates (crushed stone, sand and gravel), concrete masonry and building materials. This segment serves the following principal markets: north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. Our precast concrete products segment produces and sells precast concrete products in select markets in the western United States and the mid-Atlantic region.
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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Successor	Predecessor		Successor	Predecessor
	Period from	Period from July 1	Three Months	Period from	Period from January	Nine Months
	September 1 through	through August 31,	Ended	September 1 through	1 through August	Ended
	September 30, 2010	2010	September 30, 2009	September 30, 2010	31, 2010	September 30, 2009
Revenue:
Ready-mixed concrete and concrete-related products	$36,594	$80,288	$124,743	$36,594	$272,488	$343,185
Precast concrete products	5,476	10,684	15,596	5,476	39,457	45,127
Inter-segment revenue	(1,040)	(2,602)	(3,996)	(1,040)	(9,197)	(11,235)

Total revenue	$41,030	$88,370	$136,343	$41,030	$302,748	$377,077

Segment Operating Profit (Loss):
Ready-mixed concrete and concrete-related products	$1,273	$3,623	$(45,899)	$1,273	$250	$(43,226)
Precast concrete products	380	(716)	485	380	(737)	1,111
Gain on purchases of senior subordinated notes	—	—	—	—	—	7,406
Derivative income	800	—	—	800	—	—
Reorganization items	—	65,849	—	—	59,191	—
Unallocated overhead and other income	411	1,535	1,459	411	2,206	2,387
Corporate:
Selling, general and administrative expenses	(1,834)	(2,538)	(4,006)	(1,834)	(16,448)	(13,728)
Gain (loss) on sale of assets	—	—	—	—	—	(3)
Interest expense, net	(913)	(3,404)	(6,442)	(913)	(17,369)	(19,527)

Profit (loss) from continuing operations before income taxes interest	$117	$64,349	$(54,403)	$117	$27,093	$(65,580)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Successor	Predecessor		Successor	Predecessor
	Period from	Period from July 1	Three	Period from	Period from January	Nine Months
	September 1 through	through August 31,	Months Ended	September 1 through	1 through August	Ended
	September 30, 2010	2010	September 30, 2009	September 30, 2010	31, 2010	September 30, 2009
Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$1,120	$3,371	$5,452	$1,120	$13,456	$16,097
Precast concrete products	125	453	713	125	1,808	2,157
Corporate	108	397	605	108	1,598	1,593

Total depreciation, depletion and amortization	$1,353	$4,221	$6,770	$1,353	$16,862	$19,847

Revenue by Product:
Ready-mixed concrete	$31,438	$68,935	$108,096	$31,438	$234,679	$299,847
Precast concrete products	5,482	10,695	15,608	5,482	39,503	45,150
Building materials	762	1,729	2,728	762	5,500	6,780
Aggregates	1,844	3,437	6,771	1,844	10,681	15,994
Other	1,504	3,574	3,140	1,504	12,385	9,306

Total revenue	$41,030	$88,370	$136,343	$41,030	$302,748	$377,077

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$450	$899	$3,203	$450	$4,027	$12,213
Precast concrete products	—	48	152	—	448	278

Total capital expenditures	$450	$947	$3,355	$450	$4,475	$12,491

	Successor	Predecessor
	As of	As of
	September 30,	December 31,
	2010	2009
Identifiable Assets:
Ready-mixed concrete and concrete-related products	$120,204	$203,681
Precast concrete products	10,881	23,496
Corporate	10,313	12,740
Total identifiable assets	$141,398	$239,917

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
16. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
     For a description of our accounting policies, see Note 3 of the consolidated financial statements in the 2009 Form 10-K.
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
17. SUBSEQUENT EVENT
     In October 2010, we acquired three ready-mixed concrete plants and related assets in the west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million and have issued promissory notes for the remaining $2.6 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
18. FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS
     All of our subsidiaries, excluding Superior and minor subsidiaries, jointly and severally and fully and unconditionally guaranteed the repayment of our Old Notes which had a balance of $271.8 million at December 31, 2009. We directly or indirectly own 100% of each subsidiary guarantor. The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, Inc., the parent company and its subsidiary guarantors (including minor subsidiaries), Superior and our consolidated company, as of December 31, 2009 and for the three and nine month periods ended September 30, 2009. In September 2010, we redeemed our interest in Superior and as a result the supplemental financial information is not required as of and for the three and nine month periods ended September 30, 2010. Additionally, the Old Notes were cancelled as part of our reorganization (see Note 2).
     The condensed consolidating balance sheet as of December 31, 2009 has been revised to reduce investment in subsidiaries by $5.6 million and eliminate non-controlling interest in the same amount that was previously recorded in the accounts of the Subsidiary Guarantors. Corresponding revisions of $5.6 million were also made to the eliminations column. These revisions had no impact on the Parent, Superior, or consolidated columns in the condensed consolidating balance sheet as of December 31, 2009. The condensed consolidating statement of operations for the three and nine months ended September 30, 2009 have also been revised to reduce equity loss in subsidiary by $3.2 million and $5.6 million, respectively and eliminate net loss attributable to non-controlling interest in the same amounts that were previously recorded in the accounts of the Subsidiary Guarantors. Corresponding revisions in the same amounts were also made to the eliminations columns. These revisions had no impact on the Parent, Superior, or consolidated columns in the condensed consolidating statements of operations for the three and nine month period ended September 30, 2009.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Balance Sheet
As of December 31, 2009:

	U.S.
	Concrete	Subsidiary
	Parent	Guarantors[1]	Superior	Eliminations	Consolidated
			(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,970	$259	$—	$4,229
Trade accounts receivable, net	—	67,021	7,830	—	74,851
Inventories	—	27,459	3,501	—	30,960
Deferred income taxes	—	7,847	—	—	7,847
Prepaid expenses	—	3,361	368	—	3,729
Other current assets	—	5,876	1,097	—	6,973

Total current assets	—	115,534	13,055	—	128,589

Property, plant and equipment, net	—	220,082	19,835	—	239,917
Goodwill	—	14,063	—	—	14,063
Investment in subsidiaries	281,664	8,273	—	(289,937)	—
Other assets	4,867	1,672	52	—	6,591

Total assets	$286,531	$359,624	$32,942	$(289,937)	$389,160

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$860	$1,245	$5,768	$—	$7,873
Accounts payable	—	30,768	6,910	—	37,678
Accrued liabilities	6,584	35,533	6,440	—	48,557

Total current liabilities	7,444	67,546	19,118	—	94,108

Long-term debt, net of current maturities	288,529	140	—	—	288,669
Other long-term obligations and deferred credits	6,300	616	—	—	6,916
Deferred income taxes	—	9,658	—	—	9,658

Total liabilities	302,273	77,960	19,118	—	399,351

Equity (Deficit):
Common stock	38	—	—	—	38
Additional paid-in capital	268,306	530,284	42,757	(573,041)	268,306
Retained deficit	(280,802)	(248,620)	(28,933)	277,553	(280,802)
Treasury stock, at cost	(3,284)	—	—	—	(3,284)

Total stockholders’ equity (deficit)	(15,742)	281,664	13,824	(295,488)	(15,742)
Non-controlling interest	—	—	—	5,551	5,551

Total equity	(15,742)	281,664	13,824	(289,937)	(10,191)

Total liabilities and equity (deficit)	$286,531	$359,624	$32,942	$(289,937)	$389,160

[1]	Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Operations
Three months ended September 30, 2009:

	U.S. Concrete	Subsidiary
	Parent	Guarantors[1]	Superior	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$136,344	$17,264	$—	$153,608
Cost of goods sold before depreciation, depletion and amortization	—	112,699	15,873	—	128,572
Selling, general and administrative expenses	—	14,836	1,370	—	16,206
Goodwill and other asset impairments	—	47,410	7,150	—	54,560
Depreciation, depletion and amortization	—	6,770	875	—	7,645
(Gain) loss on sale of assets	—	2,877	(12)	—	2,865

Loss from operations	—	(48,248)	(7,992)	—	(56,240)
Interest expense, net	6,411	32	135	—	6,578
Other income, net	—	290	36	—	326

Loss before income tax provision (benefit)	(6,411)	(47,990)	(8,091)	—	(62,492)
Income tax expense (benefit)	(2,244)	975	75	—	(1,194)
Equity losses in subsidiary	(53,893)	(4,928)	—	58,821	—

Loss from continuing operations	(58,060)	(53,893)	(8,166)	58,821	(61,298)
Loss from discontinued operations, net of tax	—	—	—	—	—

Net loss	(58,060)	(53,893)	(8,166)	58,821	(61,298)
Net loss attributable to non-controlling interest	—	—	—	3,238	3,238

Net loss attributable to stockholders	$(58,060)	$(53,893)	$(8,166)	$62,059	$(58,060)

[1]	Including minor subsidiaries without operations or material assets.
Condensed Consolidating Statement of Operations
Nine months ended September 30, 2009:

	U.S. Concrete	Subsidiary
	Parent	Guarantors[1]	Superior	Eliminations	Consolidated
			(in thousands)
Revenue	$—	$377,077	$37,557	$—	$414,634
Cost of goods sold before depreciation, depletion and amortization	—	315,948	36,735	—	352,683
Selling, general and administrative expenses	—	46,115	4,612	—	50,727
Goodwill and other asset impairments	—	47,410	7,150	—	54,560
Depreciation, depletion and amortization	—	19,848	2,703	—	22,551
(Gain) loss on sale of assets	—	2,137	(108)	—	2,029

Loss from operations	—	(54,381)	(13,535)	—	(67,916)
Interest expense, net	19,413	113	382	—	19,908
Gain on purchase of senior subordinated notes	7,406	—	—	—	7,406
Other income, net	—	920	96	—	1,016

Loss before income tax provision (benefit)	(12,007)	(53,574)	(13,821)	—	(79,402)
Income tax expense (benefit)	(4,202)	1,715	225	—	(2,262)
Equity losses in subsidiary	(63,703)	(8,414)	—	72,117	—

Loss from continuing operations	(71,508)	(63,703)	(14,046)	72,117	(77,140)
Loss from discontinued operations, net of tax	—	—	—	—	—

Net loss	(71,508)	(63,703)	(14,046)	72,117	(77,140)
Net loss attributable to non-controlling interest	—	—	—	5,632	5,632

Net loss attributable to stockholders	$(71,508)	$(63,703)	$(14,046)	$77,749	$(71,508)

[1]	Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2009:

	U.S. Concrete	Subsidiary
	Parent	Guarantors[1]	Superior	Eliminations	Consolidated
			(in thousands)
Net cash provided by (used in) operating activities	$7,759	$11,276	$(7,083)	$—	$11,952
Net cash provided by (used in) investing activities	—	(8,680)	97	—	(8,583)
Net cash provided by (used in) financing activities	(7,759)	3,013	6,582	—	1,836

Net increase (decrease) in cash and cash equivalents	—	5,609	(404)	—	5,205
Cash and cash equivalents at the beginning of the period	—	4,685	638	—	5,323

Cash and cash equivalents at the end of the period	$—	$10,294	$234	$—	$10,528

[1]	Including minor subsidiaries without operations or material assets.

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
Our Business
     We operate our business in two business segments: (a) ready-mixed concrete and concrete-related products, and (b) precast concrete products.
     Ready-Mixed Concrete and Concrete-Related Products. Our ready-mixed concrete and concrete-related products segment is engaged primarily in the production, sale and delivery of ready-mixed concrete to our customers’ job sites. To a lesser extent, this segment is engaged in the mining and sale of aggregates, and the resale of building materials, primarily to our ready-mixed concrete customers. We provide these products and services from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma.
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
     Since the middle of 2006, the United States building materials construction market has become increasingly challenging. Currently, the construction industry, particularly the ready-mixed concrete industry, is characterized by significant overcapacity, fierce competitive activity and declining sales volumes. From 2007 through 2010, we have implemented a variety of cost reduction initiatives, including workforce reductions, suspension of employee benefits, temporary plant idling, rolling stock dispositions and divestitures of underperforming business units to reduce our operating and fixed costs.
     Despite these initiatives, our business and financial performance was severely affected by the overall downturn in construction activity, particularly the steep decline in single-family home starts in the U.S. residential construction markets, the turmoil in the global credit markets and the U.S. economic downturn. These conditions have had a significant impact on demand for our products since the middle of 2006 and continuing into the third quarter of 2010. During 2007, 2008 and 2009, single family home starts declined significantly, and commercial construction activity, which has been negatively affected by the challenging credit markets and the recent U.S. economic downturn, has been weaker in our markets in 2010 when compared to 2009. Sales volumes in our precast operations have also been significantly affected due to the dramatic downturn in residential construction. We have also experienced pricing pressure and our ready-mixed concrete pricing has declined in 2010 compared to 2009 in most of our markets, which has negatively impacted our gross margins.

     The continued weakening economic conditions, including ongoing softness in residential construction, further reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, combined to cause a significant reduction in our liquidity. We retained legal and financial advisors to assist us in reviewing the strategic and financing alternatives available to us. We also engaged in discussions with the holders of our previously outstanding 8.375% Senior Subordinated Notes due 2014 (the “Old Notes”) regarding a permanent restructuring of our capital structure.
     Emergence from Chapter 11
     We reached an agreement with a substantial majority of the holders of our Old Notes on the terms of a comprehensive debt restructuring plan prior to filing for Chapter 11. To implement the restructuring, on April 29, 2010, (the “Petition Date”), we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Bankruptcy Court ordered joint administration of the Chapter 11 Cases under the lead case: In re U.S. Concrete, Inc., Case No. 10-11407 (the “Chapter 11 Cases”). The restructuring did not involve Superior’s operations.
     On July 29, 2010, the Bankruptcy Court entered an order confirming the Debtors’ Joint Plan of Reorganization, pursuant to Chapter 11 of the Bankruptcy Code. The Plan of Reorganization was originally filed with the Bankruptcy Court on the Petition Date and supplemented by the Supplement to Debtors’ Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code filed with the Bankruptcy Court on July 19, 2010 and July 22, 2010, and amended on July 27, 2010 (as so amended and supplemented, the “Plan”). On August 31, 2010 (the “Effective Date”), the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective.
     The consummation, on the Effective Date, of our reorganization under the Plan provided for the following:
•	All outstanding obligations under our Old Notes were cancelled and the indenture governing the Old Notes was terminated;

•	All amounts outstanding under the Revolving Credit, Term Loan and Guarantee Agreement (the “DIP Credit Agreement”) were paid and such agreement was terminated in accordance with its terms;

•	All of our then existing equity securities, including our common stock (the “Old Common Stock”), all options to purchase the Old Common Stock and all rights to purchase the Company’s Series A Junior Participating Preferred Stock pursuant to a Rights Agreement, dated as of November 5, 2009, were cancelled. Accordingly, certain of our equity incentive plans in place prior to the Effective Date, and all awards granted under such plans, were terminated. The following equity incentive plans were terminated (i) 1999 Incentive Plan of U.S. Concrete, Inc.; (ii) U.S. Concrete, Inc. 2000 Employee Stock Purchase Plan; (iii) 2001 Employee Incentive Plan of U.S. Concrete, Inc.; and (iv) U.S. Concrete, Inc. 2008 Incentive Plan;

•	Issuance of (i) approximately 11.9 million shares of Common Stock to holders of the Old Notes, (ii) approximately 1.5 million Class A Warrants to holders of Old Common Stock and (iii) approximately 1.5 million Class B Warrants to holders of Old Common Stock. See Note 12 to our condensed consolidated financial statements for more information on the Class A and Class B Warrants;

•	Adoption of a management equity incentive plan (the “Incentive Plan”), under which 9.5% of the equity of the reorganized Company authorized pursuant to the Plan, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the reorganized Company;

•	Entry into a new credit agreement, dated as of August 31, 2010 (the “New Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility. See “Liquidity and Capital Resources” below for more information on the New Credit Agreement; and

•	Issuance of $55.0 million aggregate principal amount of 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) pursuant to a subscription offering. See “Liquidity and Capital Resources” below for more information on the Convertible Notes.

     Our Old Common Stock ceased trading on the NASDAQ Global Market on May 10, 2010 and was traded in the over-the-counter market until the Effective Date. Upon the Effective Date of the Plan, the Old Common Stock was cancelled and holders of the Old Common Stock received Class A and Class B Warrants. The common stock issued to holders of the Old Notes on the Effective Date began trading on the over-the-counter Bulletin Board (the “OTC Bulletin Board” or “OTC BB”) on October 15, 2010 under the symbol USCR.
          Basis of Presentation
          In connection with our emergence from Chapter 11, we applied the accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 (“ASC 852”), “Reorganizations,” as of August 31, 2010 (see Note 3 to our condensed consolidated financial statements). The results for the one-month period ended September 30, 2010 (we refer to the Company during such period as the “Successor”) and the results for the two-month and eight-month periods ended August 31, 2010 (we refer to the Company during such periods as the “Predecessor”) are presented separately. This presentation is required by generally accepted accounting principles in the United States (“GAAP”), as the Successor is considered to be a new entity for financial reporting purposes, and the results of the Successor reflect the application of fresh-start reporting. Accordingly, our financial statements after August 31, 2010 are not comparable to our financial statements for any period prior to our emergence from Chapter 11.
          In August 2010, we entered into a redemption agreement to redeem our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”). This redemption was finalized and closed on September 30, 2010. The results of operations of Superior, net of the minority owner’s 40% interest, have been included in discontinued operations in our condensed consolidated statements of operations for all periods presented.
Liquidity and Capital Resources
          As a result of our emergence from Chapter 11 on August 31, 2010, our total debt has declined from $296.5 at December 31, 2009 to $47.7 million at September 30, 2010, thereby reducing our debt service costs and providing more liquidity. Our primary liquidity needs over the next 12 months consist of financing seasonal working capital requirements, servicing indebtedness under the New Credit Agreement and Convertible Notes (defined and described below), making remaining payments for reorganization activities and purchasing property and equipment. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. The availability under the New Credit Agreement was approximately $33.5 million at September 30, 2010. Even if we are unable to generate cash from operations over the next 12 months, we believe that our New Credit Agreement provides adequate liquidity.
     The projection of our cash needs is based upon many factors, including our forecasted volume, pricing, cost of materials, capital expenditures and reorganization costs. Based on our projected cash needs, we believe that the New Credit Agreement will provide us with sufficient liquidity in the ordinary course. The New Credit Agreement is scheduled to mature in August 2014. If, however, the New Credit Agreement is not adequate to fund our operations in the event that our operating results and projected needs are proven to be incorrect, we would need to obtain an amendment to the New Credit Agreement or seek other debt financing to provide additional liquidity.
     As a result of the challenging and prolonged economic and industry conditions and our reorganization activities, we anticipate using net cash in our operating activities for all of 2010. In response to the protracted, declining sales volumes, we have expanded and continued our cost reduction efforts for 2010, including wage freezes, elimination of our 401(k) company match program and reductions in other employee benefits. We have also continued to scale back capital investment expenditures in order to maintain liquidity.
          The principal factors that could adversely affect the amount of our internally generated funds include:
•	further deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	further declines in gross margins due to shifts in our project mix or increases in the cost of our raw materials; and

•	any deterioration in our ability to collect our accounts receivable from customers as a result of further weakening in residential and other construction demand or as a result of payment difficulties experienced by our customers.
     The following key financial measurements reflect our financial position and capital resources as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	Successor	Predecessor
	September 30, 2010	December 31, 2009
Cash and cash equivalents	$4,620	$4,229
Working capital	$54,622	$34,481
Total debt	$47,697	$296,542
     Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.
     Senior Secured Credit Facility due 2014
     On the Effective Date of the Plan, we and certain of our subsidiaries entered into a new credit agreement, dated as of August 31, 2010 (the “New Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). The New Credit Agreement matures in August 2014. As of September 30, 2010, we had outstanding borrowings of $5.0 million and $21.4 million of undrawn standby letters of credit under the Revolving Facility. The availability under the Revolving Facility was approximately $33.5 million at September 30, 2010.

     Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Advances under the Revolving Facility are limited by a borrowing base of (a) 85% of the face amount of eligible accounts receivable plus (b) the lesser of (i) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible inventory and (ii) the sum of (A) 50% of the eligible inventory (other than eligible aggregates inventory) and (B) 65% of the eligible aggregates inventory plus (c) the lesser of (i) $15.0 million and (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks minus (d) such reserves as the Administrative Agent may establish from time to time in its permitted discretion. The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base. In addition, prior to the delivery of our financial statements for the fiscal quarter ended September 30, 2011, there will be an availability block (the “Availability Block”) of $15.0 million and after such date, unless the fixed charge coverage ratio for any trailing twelve month period is greater than or equal to 1.00:1.00, there will be an Availability Block of $15.0 million, to be increased monthly by $1.0 million up to a maximum of $20.0 million. Beginning with the fiscal month in which the Availability Block is eliminated and with respect to each fiscal month thereafter, at any time that availability under the Revolving Facility is less than $15.0 million, the Company must maintain a fixed charge coverage ratio of at least 1.00:1.00 until availability is greater than or equal to $15.0 million for a period of 30 consecutive days.
     Under the New Credit Agreement, our capital expenditures may not exceed (i) $15.0 million in the aggregate from the Effective Date (August 31, 2010) through and including December 31, 2010 and (ii) 7.0% of our consolidated annual revenue for the trailing twelve month period ending on the last day of each fiscal quarter thereafter (commencing with the fiscal quarter ended March 31, 2011); provided that the amount of any capital expenditures permitted to be made in respect of the trailing twelve month period ending on March 31, 2011 shall be increased by a maximum of $7.5 million of the unused amount of capital expenditures that were permitted to be made during the fiscal year ended December 31, 2010. Our capital expenditures from the Effective Date through September 30, 2010 were approximately $0.5 million. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.
     At our option, loans may be maintained from time to time at an interest rate equal to the Eurodollar-based rate (“LIBOR”) or the applicable domestic rate (“CB Floating Rate”). The CB Floating Rate shall be the greater of (x) the interest rate per annum publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate and (y) the interest rate per annum equal to the sum of 1.0% per annum plus the adjusted LIBOR rate for a one month interest period, in each case plus the applicable margin. The applicable margin on loans is 2.75% in the case of loans bearing interest at the CB Floating Rate and 3.75% in the case of loans bearing interest at the LIBOR rate. Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR loans, a fronting fee equal to 0.20% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit. We will also pay a commitment fee on undrawn amounts under the Revolving Facility in an amount equal to 0.75% per annum. Upon any event of default, at the direction of the required lenders under the Revolving Facility, all outstanding loans and the amount of all other obligations owing under the Revolving Facility will bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations.
     Outstanding borrowings under the Revolving Facility are prepayable, and the commitments under the Revolving Facility may be permanently reduced, without penalty. There are mandatory prepayments of principal in connection with (i) the incurrence of certain indebtedness, (ii) certain equity issuances and (iii) certain asset sales or other dispositions (including as a result of casualty or condemnation). Mandatory prepayments are applied to repay outstanding loans without a corresponding permanent reduction in commitments under the Revolving Facility and are subject to the terms of an Intercreditor Agreement.
     In connection with the New Credit Agreement, on the Effective Date we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with the Administrative Agent. Pursuant to the Security Agreement, all obligations under the Revolving Facility will be secured by (i) a first-priority perfected lien (subject to certain exceptions) in substantially all of our and certain of our subsidiaries present and after acquired inventory (including as-extracted collateral), accounts, certain specified mixer trucks, deposit accounts, securities accounts, commodities accounts, letter of credit rights, cash and cash equivalents, general intangibles (other than intellectual property and equity in subsidiaries), instruments, documents, supporting obligations and related books and records and all proceeds and products of the foregoing and (ii) a perfected second-priority lien (subject to certain exceptions) on substantially all other present and after acquired property (including, without limitation, material owned real estate).

     Convertible Secured notes due 2015
     On the Effective Date of the Plan, we issued $55.0 million aggregate principal amount of 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) pursuant to a subscription offering contemplated by the Plan. The Convertible Notes are governed by an indenture (the “Indenture”), dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments will be payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (See Note 9 to the consolidated financial statements). This discount will be accreted over the term of the note and included in interest expense.
     The Convertible Notes will be convertible, at the option of the holder, at any time on or prior to maturity, into shares of our new common stock (the “Common Stock”), at an initial conversion rate of 95.23809524 shares of Common Stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate”). The conversion rate is subject to adjustment to prevent dilution resulting from stock splits, stock dividends, combinations or similar events. In connection with any such conversion, holders of the Convertible Notes to be converted shall also have the right to receive accrued and unpaid interest on such Convertible Notes to the date of conversion (the “Accrued Interest”). We may elect to pay the Accrued Interest in cash or in shares of Common Stock in accordance with the terms of the Indenture.
     In addition, if a “Fundamental Change of Control” (as defined in the Indenture) occurs prior to the maturity date, in addition to any conversion rights the holders of Convertible Notes may have, each holder of Convertible Notes will have (i) a make-whole provision calculated as provided in the Indenture pursuant to which each holder may be entitled to additional shares of Common Stock upon conversion (the “Make Whole Premium”), and (ii) an amount equal to the interest on such Convertible Notes that would have been payable from the date of the occurrence of such Fundamental Change of Control (the “Fundamental Change of Control Date”) through the third anniversary of the Effective Date, plus any accrued and unpaid interest from the Effective Date to the Fundamental Change of Control Date (the amount in this clause (ii), the “Make Whole Payment”). We may elect to pay the Make Whole Payment in cash or in shares of Common Stock.
     If the closing price of the Common Stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each holder of Convertible Notes in accordance with the Indenture. Except as set forth in an Election Notice (as defined below), the right to convert Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice (the “Conversion Termination Date”), such that the holder shall have a 45-day period in which to convert its Convertible Notes up to the amount of the Conversion Cap (as defined below). Any Convertible Notes not converted prior to the Conversion Termination Date as a result of the Conversion Cap shall be, at the holder’s election and upon written notice to the Company (the “Election Notice”), converted into shares of Common Stock on a date or dates prior to the date that is 180 days following the Conversion Termination Date. The “Conversion Cap” means the number of shares of Common Stock into which the Convertible Notes are convertible and that would cause the related holder to “beneficially own” (as such term is used in the Exchange Act) more than 9.9% of the Common Stock at any time outstanding.
     Any Convertible Notes not otherwise converted prior to the Conversion Termination Date or specified for conversion in an Election Notice shall be redeemable, in whole or in part, at our election at any time prior to maturity at par plus accrued and unpaid interest thereon to the Conversion Termination Date.
     The Indenture contains certain covenants that restrict our ability to, among other things,
•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.
     The Convertible Notes will be guaranteed by each of our existing and future direct or indirect domestic restricted subsidiaries. In connection with the Indenture, on August 31, 2010, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the noteholder collateral agent. Pursuant to the Pledge and Security Agreement, the Convertible Notes and related guarantees will be secured by first-priority liens on certain of the property and assets directly owned by the Company and each of the guarantors, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens (including a second-priority lien in favor of the Administrative Agent) with certain exceptions. Obligations under the Revolving Facility and those in respect of hedging and cash management obligations owed to the lenders (and their affiliates) that are a party to the Revolving Facility (collectively, the “Revolving Facility Obligations”) will be secured by a second-priority lien on such collateral.
     The Convertible Notes and related guarantees will also be secured by a second-priority lien on the assets of the Company and the guarantors securing the Revolving Facility Obligations on a first-priority basis, including, inventory (including as extracted collateral), accounts, certain specified mixture trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.
     Registration Rights Agreement
     In connection with the issuance of the Convertible Notes, we entered into a registration rights agreement, dated August 31, 2010 (the “Registration Rights Agreement”), under which we agreed, pursuant to the terms and conditions set forth therein, to register the Convertible Notes and the Common Stock into which the Convertible Notes convert. Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to file a shelf registration statement covering the resale by the Electing Holders (as defined in the Registration Rights Agreement) of Convertible Notes that are Registrable Securities (as defined in the Registration Rights Agreement) by the first business day following the date that is 366 days following the Effective Date, and to file a shelf registration statement covering the resale of shares of Common Stock that constitute Registrable Securities by the Electing Holders, on a delayed or continuous basis, within 180 days of the Issue Date. We are required to pay special interest if we fail to file either shelf registration statement by the applicable deadline or if any registration statement required by the Registration Rights Agreement ceases to be effective for more than 45 days, with respect to any Registrable Securities that are Convertible Notes and are Restricted Securities (as defined in the Indenture).
     DIP Credit Agreement
     Effective as of May 3, 2010, we and certain of our subsidiaries entered into the DIP Credit Agreement which provided us with a debtor-in-possession term loan and revolving credit facility during Chapter 11. The DIP Credit Agreement was paid in full and cancelled on the Effective Date of the Plan.
     Old Notes
     As discussed above, we reached an agreement with a substantial majority of the holders of the Old Notes on the terms of a comprehensive debt restructuring plan prior to April 30, 2010, the date an event of default would have occurred for non-payment of interest on the Old Notes. On the Effective Date, the Old Notes were cancelled and the holders received approximately 11.9 million shares of new common stock in our reorganized company.
     Cash Flows
     Our net cash provided by or used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash used in operating activities was $31.7 million for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $12.0 million for the nine months ended September 30, 2009. The change in the 2010 period was primarily the result of lower profitability and cash payments for professional fees related to our reorganization. Additionally, in 2009, our working capital needs were lower due to the rapid decline in our volume of business as compared to the same period in 2010.
     We used $5.3 million of cash in investing activities for the nine months ended September 30, 2010 and $8.6 million for the nine months ended September 30, 2009. The change during the 2010 period was primarily attributable to lower net capital expenditures and lower payments related to acquisitions in 2010 compared to the first nine months of 2009. During the first nine months of 2009, we paid approximately $4.5 million for a concrete crushing and recycling operation in New York. Additionally, in the first quarter of 2009, we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers of a precast operation related to a contingent payment obligation. We made no acquisitions during the first nine months of 2010 but paid $0.6 million related to the redemption of Superior.

     Our net cash provided by financing activities was $37.4 million for the nine month period ended September 30, 2010 and $1.8 million for the nine month period ended September 30, 2009. The increase in the 2010 period was primarily the result of proceeds from our Convertible Note obtained upon the Effective Date. In addition, the Superior minority owner made a $2.5 million contribution to Superior in the first quarter of 2010 and we purchased $7.4 million principal amount of our Old Notes for $4.8 million during the first half of 2009.
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
     Cement and aggregates prices remained relatively flat to down in most of our markets during the third quarter of 2010, as compared to the third quarter of 2009. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates. The demand for construction sector products was weak throughout 2007, 2008, 2009 and into 2010, with sales volumes significantly below 2006 peak levels. The slowdown in our end-use markets has caused an oversupply of cement in most of our markets, with cement producers slowing down or shutting down domestic production and reducing imported cement to respond to the weak demand. We do not expect to experience cement shortages. Today, in most of our markets, we believe there is an adequate supply of aggregates.
Acquisitions and Divestitures
     Superior Redemption
     Certain of our subsidiaries (the “Joint Venture Partners”) and Edw. C. Levy Co. (“Levy”) were members of Superior and each held “Shares” of Superior, as defined in the Superior Operating Agreement, dated April 1, 2007 (the “Operating Agreement”). In August 2010, we entered into the Redemption Agreement (the “Redemption Agreement”) with the Joint Venture Partners, Superior and Levy, regarding the redemption of the Joint Venture Partners’ Shares by Superior (the “Redemption”). In September 2010, we entered into a Joinder Agreement to the Redemption Agreement with the Joint Venture Partners, Superior, Levy, VCNA Prairie, Inc. (the “New Joint Venture Partner”) and Votorantim Cement North America, Inc. (“VCNA”), whereby the New Joint Venture Partner and VCNA became parties to the Redemption Agreement. On September 30, 2010, the Company completed the disposition of its interest in Superior pursuant to the Redemption Agreement.
     Pursuant to the Redemption Agreement, as consideration for the Redemption, Superior, Levy, the New Joint Venture Partner and VCNA (the “Indemnifying Parties”) agreed to indemnify us and the Joint Venture Partners from, among other items: (i) facts or circumstances that occur on or after the closing of the Redemption (the “Closing”) and which relate to the post-closing ownership or operation of Superior; (ii) the Agreement Approving Asset Sale with Central States, Southeast Areas Pension Fund, dated March 30, 2007; (iii) the Company’s obligation to provide retiree medical coverage to current and former Clawson employees of Superior and its affiliates pursuant to the collective bargaining agreement between Superior and the Teamster’s Local Union No. 614; and (iv) Superior’s issuance of 500 Shares to the New Joint Venture Partner.
     At the closing of the Redemption on September 30, 2010, the Company and the Joint Venture Partners collectively paid $640,000 in cash and issued a $1.5 million promissory note (the “Promissory Note”) to Superior as partial consideration for the indemnification and other consideration provided by the Indemnifying Parties pursuant to the Redemption Agreement.
     The Promissory Note does not bear interest and requires the Company and the Joint Venture Partners to pay Superior $750,000 on or before each of January 1, 2011 and January 1, 2012. The Promissory Note may be prepaid, in whole or in part, without premium, penalty or additional interest. We recognized a loss of approximately $11.6 million from redeeming our interest in Superior. We and the Joint Venture Partners have also agreed, for a period of five (5) years after the Closing not to compete with Superior in the State of Michigan, subject to certain exceptions.

     Other
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
Critical Accounting Policies
     We have outlined our critical accounting policies in Item 7 of Part II of the 2009 Form 10-K. Our critical accounting policies involve the use of estimates in the recording of the allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes, inventory obsolescence reserves and the valuation and useful lives of property, plant and equipment. See Note 3 to our consolidated financial statements included in Item 8 of Part II of the 2009 Form 10-K for a discussion of these accounting policies. See Note 16 to the condensed consolidated financial statements in Part I of this report for a discussion of recent accounting pronouncements. Additionally, we implemented fresh start accounting as of August 31, 2010, the date of our emergence from Chapter 11. Refer to Note 2 and Note 3 to our condensed consolidated financial statements for more information.

Results of Operations
     The following table sets forth selected historical statement of operations information (in thousands, except for selling prices) and that information as a percentage of sales for each of the periods indicated. The two month period ended August 31, 2010 and the one-month period ended September 30, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on August 31, 2010 and the application of fresh start accounting. For a discussion on the results of operations we have combined the two month period ended August 31, 2010 with the one-month period ended September 30, 2010 in order to provide comparability of such information to the three month period ended September 30, 2009.

	Successor		Predecessor
	One Month Period Ended		Two Month Period Ended		Three Months Ended
	September 30, 2010		August 31, 2010		September 30, 2009
			(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$36,594	89.2%	$80,288	90.8%	$124,743	91.5%
Precast concrete products	5,476	13.3	10,684	12.1	15,596	11.4
Inter-segment revenue	(1,040)	(2.5)	(2,602)	(2.9)	(3,996)	(2.9)

Total revenue	$41,030	100.0%	$88,370	100.0%	$136,343	100.0%
Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$30,538	74.4%	$64,074	72.5%	$100,347	73.5%
Precast concrete products	4,371	10.7	9,681	11.0	12,353	9.1
Selling, general and administrative expenses	4,591	11.2	8,595	9.7	14,836	10.9
Goodwill and other asset impairments	—	—	—	—	47,411	34.8
Depreciation, depletion and amortization	1,353	3.3	4,221	4.8	6,770	5.0
Loss on sale of assets	—	—	38	0.0	2,877	2.1

Income (loss) from continuing operations	177	0.4	1,761	2.0	(48,251)	(35.4)
Interest expense, net	913	2.2	3,404	3.9	6,442	4.7
Derivative income	800	2.0	—	—	—	—
Other income, net	53	0.1	143	0.2	290	0.2

Income (loss) from continuing operations before reorganization items and income taxes	117	0.3	(1,500)	(1.7)	(54,403)	(39.9)
Reorganization items	—	—	(65,849)	(74.5)	—	—

Income (loss) from continuing operations before income taxes	117	0.3	64,349	72.8	(54,403)	(39.9)
Income tax expense (benefit)	(35)	(0.1)	1,415	1.6	(1,270)	(0.9)

Income (loss) from continuing operations	152	0.4	62,934	71.2	(53,133)	(39.0)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	(10,213)	(11.6)	(4,927)	(3.6)

Net income (loss) attributable to stockholders	$152	0.4%	$52,721	59.6%	$(58,060)	(42.6)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$94.10		$92.97		$97.30
Sales volume in cubic yards	334		742		1,111

     The following table sets forth selected historical statement of operations information (in thousands, except for selling prices) and that information as a percentage of sales for each of the periods indicated. The eight month period ended August 31, 2010 and the one-month period ended September 30, 2010 are distinct reporting periods as a result of our emergence from bankruptcy on August 31, 2010 and the application of fresh start accounting. For a discussion on the results of operations we have combined the eight month period with the one-month period ended September 30, 2010 in order to provide comparability of such information to the nine month period ended September 30, 2009.

	Successor		Predecessor
	One Month Period Ended		Eight Month Period Ended		Nine Months Ended
	September 30, 2010		August 31, 2010		September 30, 2009
			(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$36,594	89.2%	$272,488	90.0%	$343,185	91.0%
Precast concrete products	5,476	13.3	39,457	13.0	45,127	12.0
Inter-segment revenue	(1,040)	(2.5)	(9,197)	(3.0)	(11,235)	(3.0)

Total revenue	$41,030	100.0%	$302,748	100.0%	$377,077	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$30,538	74.4%	$228,294	75.4%	$280,236	74.3%
Precast concrete products	4,371	10.7	33,536	11.1	35,712	9.5
Selling, general and administrative expenses	4,591	11.2	39,241	13.0	46,115	12.2
Goodwill and other asset impairments	—	—	—	—	47,411	12.6
Depreciation, depletion and Amortization	1,353	3.3	16,862	5.6	19,847	5.3
Loss on sale of assets	—	—	78	0.0	2,136	0.6

Income (loss) from continuing operations	177	0.4	(15,263)	(5.1)	(54,380)	(14.5)
Interest expense, net	913	2.2	17,369	5.7	19,527	5.2
Gain on purchase of senior subordinate notes	—	—	—	—	7,406	2.0
Derivative income	800	2.0	—	—	—	—
Other income, net	53	0.1	534	0.2	921	0.2

Income (loss) from continuing operations before reorganization items and income taxes	117	0.3	(32,098)	(10.6)	(65,580)	(17.5)
Reorganization items	—	—	(59,191)	(19.6)	—	0.0

Income (loss) from continuing operations before income taxes	117	0.3	27,093	9.0	(65,580)	(17.5)
Income tax expense (benefit)	(35)	(0.1)	1,576	0.5	(2,487)	(0.7)

Income (loss) from continuing operations	152	0.4	25,517	8.4	(63,093)	(16.8)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	(12,672)	(4.2)	(8,415)	(2.2)

Net income (loss) attributable to stockholders	$152	0.4%	$12,845	4.2%	$(71,508)	(19.0)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$94.10		$92.95		$97.45
Sales volume in cubic yards	334		2,525		3,077
     Revenue
     Ready-mixed concrete and concrete-related products. Our ready-mixed concrete and concrete-related products revenues for the third quarter of 2010 were $116.9 million, a decline of 6.3% compared to $124.7 million during the third quarter of 2009. Ready-mixed concrete sales volume in the third quarter of 2010 was approximately 1.08 million cubic yards, down 3.2% from 1.11 million cubic yards of ready-mixed concrete sold in the third quarter of 2009. The primary reason for the decline in volume continues to be the depressed economic conditions in the U.S. construction industry. Our consolidated average sales price per cubic yard of ready-mixed concrete decreased 4.1% during the third quarter of 2010, as compared to the third quarter of 2009. We experienced price declines in all of our major markets. On a sequential quarter basis, our average sales price per cubic yard of ready-mixed concrete remained relatively flat with the second quarter of 2010. We anticipate that pricing will continue to be affected by the recessionary conditions for the remainder of 2010.
     Our ready-mixed concrete and concrete-related products revenues for the nine months ended September 30, 2010 were $309.1 million, a decrease of 9.9% compared to the first nine months of 2009. Our ready-mixed concrete sales volume for the first nine months of 2010 was approximately 2.86 million cubic yards, down 7.1% from approximately 3.08 million cubic yards of ready-mixed concrete sold during the first nine months of 2009. This decline in volume reflects the slowdown in construction activity in each of our major markets and inclement weather during the first two months of 2010 in certain of our major markets. Our consolidated average sales price per cubic yard of ready-mixed concrete decreased approximately 4.5% during the first nine months of 2010, as compared to the first nine months of 2009. This decrease was attributable to lower prices in most of the Company’s major markets.
     Precast concrete products. Revenues in our precast concrete products segment were $16.2 million for the three months ended September 30, 2010, an increase of $0.6 million, or 3.6%, from the corresponding period in 2009. This increase is attributable primarily to specific commercial projects in 2010 in our Phoenix, Arizona market. Revenues in the Company’s precast concrete products segment were $44.9 million for the nine months ended September 30, 2010, a decrease of $0.2 million, or 0.4%, from the corresponding period in 2009. This decrease primarily reflects the lower commercial construction in our mid-Atlantic and southern California markets.
     Cost of goods sold before depreciation, depletion and amortization
     Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment during the third quarter of 2010 was $94.6 million, a decrease of $5.7 million, or 5.7% compared to $100.3 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, these costs decreased $21.4 million, or 7.6%, to $258.8 million from $280.2 million for the nine months ended September 30, 2009. This decrease was primarily associated with lower sales volumes during 2010.
     As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 80.9% for the three months ended September 30, 2010, as compared to 80.4% for the corresponding period of 2009. For the nine months ended September 30, 2010, this percentage was 83.7%, compared to 81.7% for the comparable period in 2009. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue in the three and nine months ended September 30, 2010 was primarily attributable to slightly higher per-unit delivery costs and the effect of our fixed costs being spread over lower volumes, as compared to 2009.
     Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment increased $1.7 million, or 13.7%, to $14.1 million for the quarter ended September 30, 2010 from $12.4 million for the corresponding period of 2009. These costs increased $2.2 million, or 6.1%, to $37.9 million for the nine months ended September 30, 2010, compared to $35.7 million for the comparable period of 2009. As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products was 86.9% for three months ended September 30, 2010, compared to 79.2% during the three months ended September 30, 2009. As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 84.4% for the nine months ended September 30, 2010 from 79.1% during the nine months ended September 30, 2009. This percentage increased during the three and nine months ended September 30, 2010 due primarily to decreased efficiency in our plant operations as a result of the decline in commercial construction activity for our southern California and mid-Atlantic precast operations.
     Selling, general and administrative expenses. Selling, general and administrative (“SG&A”) expenses were $13.2 million during the third quarter of 2010, compared to $14.8 million for the third quarter of 2009. SG&A expenses were $43.8 million in the first nine months of 2010, compared to $46.1 million in the corresponding period of 2009. We experienced lower costs during the third quarter of 2010 and first nine months of 2010 as a result of continued cost control measures implemented in 2009 and 2010, including reduced compensation as a result of workforce reductions, lower stock based compensation expense and other administrative cost reductions such as in travel costs and office expenses. Additionally, there was approximately $0.6 million included in selling, general and administrative expenses during the third quarter of 2010 that was related to our reorganization that occurred subsequent to our emergence from Chapter 11 and approximately $5.0 million during the nine months ended September 30, 2010 related to our reorganization that occurred prior to our Chapter 11 filing.
     Goodwill and other asset impairments. During the third quarter of 2009, we sold certain ready-mixed concrete plants in our California market. These plants and operations were included in our northern California ready-mixed concrete reporting unit. Concurrently with this sale, we performed an impairment test on the remaining goodwill for this reporting unit and on all remaining goodwill as a result of economic conditions. This test led to an impairment charge of $45.8 million, of which $42.2 million related to our northern California reporting unit and the remainder to our Atlantic Region reporting unit.
     Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for the three months ended September 30, 2010 decreased $1.2 million to $5.6 million, as compared to $6.8 million for the corresponding period of 2009. Depreciation, depletion and amortization expense for the nine months ended September 30, 2010 decreased $1.6 million to $18.2 million, as compared to $19.8 million for the corresponding period of 2009. These decreases were primarily due to lower depreciation in September 2010 after the application of fresh start accounting on August 31, 2010. September 2010 depreciation declined due to lower asset valuations.
     Gain/loss on sale of assets. Our loss on sale of assets was minimal for the three and nine month periods ended September 30, 2010. The loss on sale of assets during the three and nine month periods ended September 30, 2009 was $2.9 million and $2.1 million, respectively. We completed the sale of certain ready-mixed concrete plants in our Sacramento, California market for $6.0 million, plus payment for inventory on hand at closing, during the third quarter of 2009. This sale resulted in a $3.0 million loss after the allocation of $3.0 million of related goodwill.
     Gain on purchases of senior subordinated notes. During the first and second quarters of 2009, we purchased $12.4 million aggregate principal amount of our Old Notes in open market transactions for approximately $4.8 million. We recorded a gain of $7.4 million as a result of these transactions after writing off $0.2 million of previously deferred financing costs associated with the pro-rata amount of the Old Notes purchased.
     Interest expense, net. Net interest expense in the third quarter of 2010 decreased approximately $2.1 million, to $4.3 million, compared to $6.4 million for the third quarter of 2009. Net interest expense for the nine months ended September 30, 2010 was down approximately $1.2 million to $18.3 million, compared to $19.5 million for the nine months ended September 30, 2009. The decrease is due primarily to the cancellation of the Old Notes in accordance with the consummation of the Plan on August 31, 2010 and the cessation of recording interest expense on these notes after filing Chapter 11 on April 29, 2010. This decrease is partially offset by interest incurred during May through August 2010 under the debtor-in-possession credit facility which was paid in full and cancelled on August 31, 2010 upon consummation of the Plan. Additionally, we incurred interest in September 2010 on borrowings under the Revolving Facility and the Convertible Notes.
     Derivative income. During the one-month period ended September 30, 2010, we recorded income of approximately $0.8 million related to fair value changes in our embedded Convertible Notes derivative. This fair value change was due primarily to market changes in conventional dept interest rates.
     Reorganization items. In accordance with authoritative accounting guidance, separate disclosure is required for reorganization items commencing upon the Petition Date. These reorganization items include certain expenses directly associated with or resulting from the reorganization and restructuring of the business, which have been realized or incurred during the Chapter 11 Cases. The net gain from reorganization items of $65.9 million during the two-month period ended August 31, 2010 consisted of a $151.9 million gain on the cancellation of the Old Notes, partially offset by a $78.9 million loss on asset valuations resulting from fresh start accounting and $7.1 million of professional fees. The net gain from reorganization items of $59.2 million during the eight month period ended August 31, 2010 consisted of a $151.9 million gain on the cancellation of the Old Notes, partially offset by a $78.9 million loss on asset valuations resulting from fresh start accounting and $13.8 million of professional fees and other reorganization costs.
     Income taxes. We recorded income tax expense allocated to continuing operations equal to approximately $1.5 million and $1.6 million for the two and eight month periods ended August 31, 2010, respectively. Our income taxes for the one month period ended September 30, 2010 was near zero. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on bases different than pre-tax income (loss). This resulted in recording income tax expense in certain states that experience a pre-tax loss.
     In accordance with GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of August 31, 2010 and September 30, 2010 for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability as of August 31, 2010 and September 30, 2010 was $0.8 million and $1.5 million, respectively.
     We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010 (See Note 2). Under our Plan, our Old Notes were cancelled, giving rise to cancellation of indebtedness income (“CODI”). The Internal Revenue Code (“IRC”) provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan. Based on the estimate of CODI and required tax attribute reduction, we believe the effects of the Plan will not cause a significant change in our recorded deferred tax liability. Current estimates show that the required reduction in tax attributes, or deferred tax assets, will be accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes. The allocation of the tax attribute reduction is an estimate and will not be finalized until the 2010 tax return, which includes the effective date of the Plan, is filed. Any changes in the estimate could impact deferred taxes.
     We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010. As a result, the amount of our pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation is based on the value of the corporation as of the effective date of the Plan. The ownership change and the resulting annual limitation on use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods. However, the limitation on the amount of NOL available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized. Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes.

     Loss from discontinued operations. In August 2010, the Company entered into a redemption agreement to exit the Michigan market with the divestiture of its interest in Superior. This divestiture closed in September 2010. In connection with the divestiture of Superior, we paid $640,000 in cash and issued the Promissory Note which requires that we pay Superior $750,000 on or before each of January 1, 2011 and January 1, 2012 in return for a release of certain liabilities and obligations and indemnification related to contingent underfunded pension liabilities. The $11.6 million loss related to the Redemption and results of operations of the Superior have been included as discontinued operations for all periods presented. The allocable share of net loss of Superior to the minority interest owner (non-controlling interest), has also been reflected in discontinued operations for all periods presented.
Off-Balance Sheet Arrangements
     We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet. At September 30, 2010, we had $21.4 million of undrawn letters of credit outstanding. We are also contingently liable for performance under $42.3 million in performance bonds relating primarily to our ready-mixed concrete operations.
Inflation
     We did not experience any meaningful increases in operating costs during the third quarter of 2010 related to inflation. When cement prices and certain other raw materials prices, including aggregates and diesel fuel prices, have increased, we have been able to partially mitigate our cost increases with price increases we obtained for our products.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain risks relating to our ongoing business operations. However, derivative instruments are not used to hedge these risks. As of December 31, 2009, we were not a party to any derivative financial instruments. As of September 30, 2010, we are required to account for derivative instruments as a result of the issuance of warrants and Convertible Notes associated with our emergence from Chapter 11 (see Note 9 to the consolidated financial statements). None of our derivatives manage business risk or are executed for speculative purposes.
     All derivatives are required to be recorded on the balance sheet at their fair values. Each quarter, we determine the fair value of our derivative liabilities and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $15.9 million at September 30, 2010 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $0.7 million resulting in a loss in the same amount. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $2.1 million resulting in a loss in the same amount. During the one month period ending September 30, 2010, we recorded income from fair value changes in our embedded Convertible Notes derivative of approximately $0.8 million due primarily to market changes in conventional debt interest rates.
     Borrowings under our New Credit Agreement expose us to certain market risks. Interest on amounts drawn varies based on the floating rates under the agreement. Based on the $5.0 million outstanding under this facility as of September 30, 2010, a one percent change in the applicable rate would change our annual interest expense by $0.1 million.
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
Item 4. Controls and Procedures
     As of September 30, 2010, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our annual and quarterly reports under the Exchange Act within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, and made known to our principal executive officer and principal financial officer, on a timely basis to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     For information about the Chapter 11 Cases involving us, see Note 2 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1. For information about other litigation involving us, see Note 14 to the condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item 1.
Item 1A. Risk Factors
     In addition to the risk factors described under the heading “Risk Factors” in Item 1A of Part I in the 2009 Form 10-K, the following factor could materially and adversely affect our business, financial condition, results of operations and cash flows, as well as the market values of our securities. These risks are not the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition, results of operation or, cash flows or the market values of our securities.
     Risks of trading in an over-the-counter market.
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

Item 6. Exhibits

Exhibit
Number		Description
2.1*	—	Debtors’ Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on July 27, 2010 with the United States Bankruptcy Court for the District of Delaware in Case No. 10- 11407 (Jointly Administered) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 30, 2010 (File No. 000-26025)).

2.2*	—	Debtors’ Disclosure Statement filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on June 2, 2010 with the United States Bankruptcy Court for the District of Delaware in Case No. 10-11407 (Jointly Administered) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 30, 2010 (File No. 000-26025)).

3.1*	—	Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000- 26025)).

3.2*	—	Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.1*	—	Form of common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed August 31, 2010 (File No. 000-26025)).

4.2*	—	Indenture, dated as of August 31, 2010, by and among U.S. Concrete, Inc., the Guarantors named therein, and U.S. Bank National Association, as Trustee and Noteholder Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.3*	—	Registration Rights Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., the Guarantors named therein and the Holders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.4*	—	Pledge and Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.5*	—	Form of Convertible Secured Note, included in Exhibit 4.2 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.6*	—	Credit Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., certain of U.S. Concrete’s domestic subsidiaries as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.7*	—	Pledge and Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.8*	—	Intercreditor Agreement, dated as of August 31, 2010, by and among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as Trustee and noteholder collateral agent and each of the loan parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.9*	—	Class A Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.10*	—	Class B Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.11	—	First Lien Patent Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc. and San Diego Precast Concrete, Inc., as grantors, and U.S. Bank National Association, as trustee and noteholder collateral agent.

4.12	—	First Lien Trademark Security Agreement, dated as of August 31, 2010, by and between U.S. Concrete, Inc., as grantor, and U.S. Bank National Association, as trustee and noteholder collateral agent.

10.1*	—	Purchase Letter, dated as of July 20, 2010, by and among U.S. Concrete, Inc., Monarch Alternative Capital, L.P., Whitebox Advisors, LLC and York Capital Management Global Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010 (File No. 001-34530)).

10.2*	—	Pledge Commitment Letter, dated as of July 27, 2010, by and among U.S. Concrete, Inc., JPMorgan Securities Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2010 (File No. 001-34530)).

Exhibit
Number		Description

10.3*	—	Redemption Agreement, dated as of August 5, 2010, by and among U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., Superior Materials Holding, LLC, and Edw. C. Levy Co (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.4*	—	Joinder Agreement, dated as of September 30, 2010, by and among U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., Superior Materials Holding, LLC, Edw. C. Levy Co., VCNA Prairie, Inc. and Votorantim Cement North America, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.5*	—	Promissory Note of U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., dated September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.6*	—	Amended and Restated Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and Michael W. Harlan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.7*	—	Amended and Restated Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and Curt M. Lindeman (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.8*	—	Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and James C. Lewis (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.9*	—	U.S. Concrete, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.10*	—	U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.11*	—	U.S. Concrete, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.12*	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.13*	—	Support Agreement, dated as of August 16, 2010, by and among U.S. Concrete, Inc., the affiliates of Monarch Alternative Capital, LP set forth on the signature pages thereto, the affiliates of Whitebox Advisors, LLC set forth on the signature pages thereto and the affiliates of York Capital Management Global Advisors, LLC set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2010 (File No. 000-26025)).

10.14*	—	Note Purchase Agreement, dated as of August 26, 2010, by and among U.S. Concrete, Inc., the guarantors set forth on the signature pages thereto, the Subscription Parties set forth in Annex I thereto and the Put Option Parties set forth on Annex II thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 001-34530)).

31.1	—	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	—	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to the filing indicated.

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.
Date: November 9, 2010	By:	/s/ James C. Lewis
James C. Lewis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description
2.1*	—	Debtors’ Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on July 27, 2010 with the United States Bankruptcy Court for the District of Delaware in Case No. 10- 11407 (Jointly Administered) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 30, 2010 (File No. 000-26025)).

2.2*	—	Debtors’ Disclosure Statement filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on June 2, 2010 with the United States Bankruptcy Court for the District of Delaware in Case No. 10-11407 (Jointly Administered) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 30, 2010 (File No. 000-26025)).

3.1*	—	Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000- 26025)).

3.2*	—	Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.1*	—	Form of common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed August 31, 2010 (File No. 000-26025)).

4.2*	—	Indenture, dated as of August 31, 2010, by and among U.S. Concrete, Inc., the Guarantors named therein, and U.S. Bank National Association, as Trustee and Noteholder Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.3*	—	Registration Rights Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., the Guarantors named therein and the Holders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.4*	—	Pledge and Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.5*	—	Form of Convertible Secured Note, included in Exhibit 4.2 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.6*	—	Credit Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., certain of U.S. Concrete’s domestic subsidiaries as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.7*	—	Pledge and Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.8*	—	Intercreditor Agreement, dated as of August 31, 2010, by and among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as Trustee and noteholder collateral agent and each of the loan parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.9*	—	Class A Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.10*	—	Class B Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.11	—	First Lien Patent Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc. and San Diego Precast Concrete, Inc., as grantors, and U.S. Bank National Association, as trustee and noteholder collateral agent.

4.12	—	First Lien Trademark Security Agreement, dated as of August 31, 2010, by and between U.S. Concrete, Inc., as grantor, and U.S. Bank National Association, as trustee and noteholder collateral agent.

10.1*	—	Purchase Letter, dated as of July 20, 2010, by and among U.S. Concrete, Inc., Monarch Alternative Capital, L.P., Whitebox Advisors, LLC and York Capital Management Global Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010 (File No. 001-34530)).

10.2*	—	Pledge Commitment Letter, dated as of July 27, 2010, by and among U.S. Concrete, Inc., JPMorgan Securities Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2010 (File No. 001-34530)).

Exhibit
Number		Description
10.3*	—	Redemption Agreement, dated as of August 5, 2010, by and among U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., Superior Materials Holding, LLC, and Edw. C. Levy Co (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.4*	—	Joinder Agreement, dated as of September 30, 2010, by and among U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., Superior Materials Holding, LLC, Edw. C. Levy Co., VCNA Prairie, Inc. and Votorantim Cement North America, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.5*	—	Promissory Note of U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., dated September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.6*	—	Amended and Restated Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and Michael W. Harlan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.7*	—	Amended and Restated Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and Curt M. Lindeman (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.8*	—	Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and James C. Lewis (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.9*	—	U.S. Concrete, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.10*	—	U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.11*	—	U.S. Concrete, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.12*	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.13*	—	Support Agreement, dated as of August 16, 2010, by and among U.S. Concrete, Inc., the affiliates of Monarch Alternative Capital, LP set forth on the signature pages thereto, the affiliates of Whitebox Advisors, LLC set forth on the signature pages thereto and the affiliates of York Capital Management Global Advisors, LLC set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2010 (File No. 000-26025)).

10.14*	—	Note Purchase Agreement, dated as of August 26, 2010, by and among U.S. Concrete, Inc., the guarantors set forth on the signature pages thereto, the Subscription Parties set forth in Annex I thereto and the Put Option Parties set forth on Annex II thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 001-34530)).

31.1	—	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	—	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to the filing indicated.