Form 10-K
period 2010-12-31
US CONCRETE INC
filed 2011-03-11
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission file number 001-34530
U.S. CONCRETE, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0586680
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
2925 Briarpark, Suite 1050, Houston, Texas 77042
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (713) 499-6200
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.001	The Nasdaq Capital Market
(Title of class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No☑
     Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court Yes ☑ No ☐
     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of $0.23 of the registrant’s common stock as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter: $8,027,885.
     There were 11,943,869 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 7, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
None

U.S. CONCRETE, INC.
FORM 10-K
For the Year Ended December 31, 2010

Cautionary Statement Concerning Forward-Looking Statements
     From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning our business strategies, revenues, income, cash flows and capital requirements. Forward-looking statements generally use words such as “estimate,” “project,” “predict,” “believe,” “may,” “expect,” “anticipate,” “plan,” “forecast,” “budget,” “goal”, the negative of such words or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.
     This report contains various statements, including those that express a belief, expectation or intention or those that are not statements of historical fact, that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Those forward-looking statements appear in Item 1—“Business,” Item 2— “Properties,” Item 3—“Legal Proceedings,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk,” Item 9A—“Controls and Procedures” and elsewhere in this report, including in the notes to our Consolidated Financial Statements in Item 8 of this report. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and in other reports we file with the Securities and Exchange Commission (the “SEC”). The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.
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
     All of our operations are in (and all of our sales are made within) the United States. We operate principally in Texas, California and New Jersey/New York, with those markets representing approximately 36%, 25%, and 19%, respectively, of our consolidated revenues from continuing operations for the year ended December 31, 2010. According to publicly available industry information, those states represented an aggregate of 28% of the consumption of ready-mixed concrete in the United States in 2010 (Texas, 13.1%; California, 9.3%; and New Jersey/New York, 5.4%). Our consolidated revenues from continuing operations for the year ended December 31, 2010 were $455.7 million, of which we derived approximately 87.7% from our ready-mixed concrete and concrete-related products segment and 12.3% from our precast concrete products segment. For more information on our consolidated revenues and results of operations for the years ended December 31, 2010, 2009 and 2008 and our consolidated total assets as of December 31, 2010 and 2009, see our Consolidated Financial Statements included in this report.
     As of March 7, 2011, we had 102 fixed and 11 portable ready-mixed concrete plants, seven precast concrete plants and seven aggregates facilities. During 2010, these plants and facilities produced approximately 3.8 million cubic yards of ready-mixed concrete and 3.1 million tons of aggregates. We lease two of the seven aggregates facilities to third parties and retain a royalty on production from those facilities.
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
     In August 2010, we entered into a redemption agreement to redeem our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”). This redemption was finalized and closed on September 30, 2010. The results of operations of Superior, net of the minority owner’s 40% interest, have been included in discontinued operations in our consolidated statements of operations for all periods presented.
     For financial information regarding our reporting segments, including revenue and operating income (loss) for the four month period ended December 31, 2010, the eight month period ended August 31, 2010, and the years ended December 31, 2009 and 2008, see Note 18 to our Consolidated Financial Statements included in this report.
     U.S. Concrete, Inc. is a Delaware corporation which was incorporated in 1997. We began operations in 1999, which is the year we completed our initial public offering. In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us” or “U.S. Concrete” unless we specifically state otherwise or the context indicates otherwise.
Market Trends and Restructuring
     Since the middle of 2006, the United States building materials construction market has been challenging. Currently, the construction industry, particularly the ready-mixed concrete industry, is characterized by significant overcapacity and fierce competitive activity. However, the fourth quarter of 2010 showed what we believe are positive signs with a 3.3% increase in revenue from continuing operations and an 8.6% increase in ready-mix concrete sales volume compared to the fourth quarter of 2009. The year-over-year volume increase is the first since the third quarter of 2007. While our average sales prices declined approximately 1.5% in the fourth quarter of 2010 compared to the same period in 2009, the decline was relatively modest.
     From 2007 through 2010, we implemented a variety of cost reduction initiatives, including workforce reductions, suspension of certain employee benefits, temporary plant idling, rolling stock dispositions and divestitures of underperforming business units to reduce our operating and fixed costs. Despite these initiatives, our business and financial performance was severely affected by the overall downturn in construction activity, particularly the steep decline in single-family home starts in the U.S. residential construction markets, the previous turmoil in the global credit markets and the U.S. economic downturn. These conditions have had a significant impact on demand for our products since the middle of 2006 and continuing through 2010. During 2007, 2008 and 2009, single family home starts declined significantly, and commercial construction activity, which has been negatively affected by the recent U.S. economic downturn, was weaker in our markets in 2010 when compared to 2009. Sales volumes in our precast operations have also been significantly affected due to the dramatic downturn in residential construction. We have also experienced pricing pressure and our ready-mixed concrete pricing declined in 2010 compared to 2009 in most of our markets, which negatively impacted our gross margins.
     The continued weakening economic conditions, including ongoing softness in residential construction, further reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, combined to cause a significant reduction in our liquidity during 2010. We retained legal and financial advisors to assist us in reviewing the strategic and financing alternatives available to us. We also engaged in discussions with the holders of our previously outstanding 8.375% Senior Subordinated Notes due 2014 (the “Old Notes”) regarding a permanent restructuring of our capital structure.

Chapter 11 Bankruptcy and Emergence
     We reached an agreement with a substantial majority of the holders of our Old Notes on the terms of a comprehensive debt restructuring plan in April, 2010. To implement the restructuring, on April 29, 2010 (the “Petition Date”) we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Bankruptcy Court ordered joint administration of the Chapter 11 Cases under the lead case: In re U.S. Concrete, Inc., Case No. 10-11407 (the “Chapter 11 Cases”).
     On July 29, 2010, the Bankruptcy Court entered an order confirming the Debtors’ Joint Plan of Reorganization, which was originally filed with the Bankruptcy Court on the Petition Date, supplemented on July 19, 2010 and July 22, 2010, and amended on July 27, 2010 (as so amended and supplemented, the “Plan”). On August 31, 2010 (the “Effective Date”), the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective.
     The consummation, on the Effective Date, of our reorganization under the Plan provided for the following:
•	all outstanding obligations under our Old Notes were cancelled and the indenture governing the Old Notes was terminated;

•	all amounts outstanding under the Revolving Credit, Term Loan and Guarantee Agreement (the “DIP Credit Agreement”) were paid and such agreement was terminated in accordance with its terms;

•	all of our then existing equity securities, including our common stock (the “Old Common Stock”), all options to purchase the Old Common Stock and all rights to purchase the Company’s Series A Junior Participating Preferred Stock pursuant to a Rights Agreement, dated as of November 5, 2009, were cancelled.

•	the following equity incentive plans, and all awards granted under such plans, were terminated (i) 1999 Incentive Plan of U.S. Concrete, Inc.; (ii) U.S. Concrete, Inc. 2000 Employee Stock Purchase Plan; (iii) 2001 Employee Incentive Plan of U.S. Concrete, Inc.; and (iv) U.S. Concrete, Inc. 2008 Incentive Plan;

•	issuance of (i) approximately 11.9 million shares of Common Stock to holders of the Old Notes, (ii) Class A Warrants (the “Class A Warrants”) to purchase aggregate of approximately 1.5 million shares of common stock to holders of Old Common Stock and (iii) Class B Warrants (the “Class B Warrants”) to purchase aggregate of approximately 1.5 million shares of common stock to holders of Old Common Stock, (see Note 16 to our consolidated financial statements for more information on the Class A and Class B Warrants);

•	adoption of a management equity incentive plan (the “Incentive Plan”), under which 9.5% of the equity of the reorganized Company authorized pursuant to the Plan, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the reorganized Company;

•	entry into a new credit agreement, dated as of August 31, 2010 (the “Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”), (see “Liquidity and Capital Resources” below for more information on the Credit Agreement); and

•	issuance of $55.0 million aggregate principal amount of 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) pursuant to a subscription offering, (see “Liquidity and Capital Resources” below for more information on the Convertible Notes).
     Our Old Common Stock ceased trading on the NASDAQ Global Select Market on May 10, 2010 and was traded in the over-the-counter market until the Effective Date. Upon the Effective Date of the Plan, the Old Common Stock was cancelled and holders of the Old Common Stock received Class A Warrants and Class B Warrants. The common stock issued to holders of the Old Notes on the Effective Date began trading on the over-the-counter Bulletin Board (the “OTC Bulletin Board” or “OTC BB”) on October 15, 2010 under the symbol “USCR” and began trading on the NASDAQ Capital Market on February 1, 2011 under the symbol “USCR”.

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
     The quality of ready-mixed concrete is time-sensitive as it becomes difficult to place within 90 minutes after mixing. Consequently, the market for a permanently installed ready-mixed concrete plant is usually limited to an area within a 25-mile radius of such plant’s location. We produce ready-mixed concrete in batches at our plants and use mixer and other trucks to distribute and deliver the concrete to the job sites of our customers.
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
     Concrete has many attributes that make it a highly versatile construction material. In recent years, industry participants have developed various uses for concrete products, including:
•	high-strength engineered concrete to compete with steel-frame construction;

•	concrete housing;

•	precast modular paving stones;

•	flowable fill for backfill applications;

•	continuous-slab rail-support systems for rapid transit and heavy-traffic rail lines; and

•	concrete bridges, tunnels and other structures for rapid transit systems.
Other examples of successful innovations that have opened new markets for concrete include:
•	overlaying asphalt pavement with concrete, or “white topping”;

•	highway median barriers;

•	highway sound barriers;

•	paved shoulders to replace less permanent and increasingly costly asphalt shoulders;

•	pervious concrete parking lots for water drainage management, as well as providing a long-lasting and aesthetically pleasing urban environment; and

•	colored pavements to mark entrance and exit ramps and lanes of expressways.
     We generally obtain contracts through local sales and marketing efforts directed at concrete sub-contractors, general contractors, property owners and developers, governmental agencies and home builders. In many cases, local relationships are very important.
     Based on information from the National Ready-Mixed Concrete Association (“NRMCA”) and the National Precast Concrete Association (“NPCA”), we estimate that, in addition to vertically integrated manufacturers of cement and aggregates, over 2,200 independent ready-mixed concrete producers currently operate approximately 5,000 plants in the United States and 3,200 precast concrete products manufacturers operate in the United States and Canada. Larger markets generally have several producers competing for business on the basis of product quality, service, on-time delivery and price.

     Annual usage of ready-mixed concrete in the United States dropped significantly in 2010, 2009 and 2008 from its “near record” 2006 level. According to information available from the NRMCA, total volume (measured in cubic yards) from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions):

2010	258
2009	259
2008	352
     Ready-mixed concrete and precast concrete products have historically benefited from relatively stable demand and pricing. However, pricing of our products is primarily driven by the cost of raw materials (cement, aggregates, etc.), cost of labor and competition in our local markets. From 2006 through most of 2007, raw materials cost and ready-mixed concrete products average selling prices increased. For 2008, 2009 and 2010, pricing of our raw materials, particularly cement, and our ready-mixed pricing has been put under competitive pressure due to product demand declines resulting from the slowdown in construction activity in all of our markets, especially in the residential construction sector.
     According to recently published McGraw-Hill Construction data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2010, 2009 and 2008:

	2010	2009	2008
Commercial and industrial construction	14%	21%	25%
Residential construction	13%	13%	16%
Street and highway construction and paving	28%	24%	21%
Other public works and infrastructure construction	45%	42%	38%
     Barriers to the start-up of new ready-mixed concrete and precast concrete products manufacturing operations have been increasing. During the past decade, public concerns about dust, process water runoff, noise and heavy mixer and other truck traffic associated with the operation of these types of plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the capital investment that start-up operations entail, have raised the barriers to entry for those operations.
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
Products and Services
Ready-Mixed Concrete and Concrete-Related Products Segment
     Ready-Mixed Concrete. Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in an unhardened plastic state for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. Additionally, we believe our environmentally friendly concrete (EF Technology®) initiative, which utilizes alternative materials and mix designs that result in lower CO2 emissions, helps differentiate us from our competitors. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by reducing the in-place cost of concrete and the time required for construction.
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
     Aggregates. We produce crushed stone aggregates, sand and gravel from seven aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets. We produced approximately 3.1 million tons of aggregates in 2010 from these facilities with Texas producing 37.8% and New Jersey 62.2% of that total production. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with supply for less than 5% of our annual consumption of aggregates. In April 2007, we entered into an agreement to lease our sand pit operations in Michigan and we receive a royalty based on the volume of product produced and sold from the Michigan quarry during the term of the lease.
     Building Materials. Our building materials operations supply concrete masonry, various resale materials, products and tools contractors use in the concrete construction industry. These materials include rebar, concrete block, wire mesh, color additives, curing compounds, grouts, wooden forms and numerous other items. Our building materials operations are located near several of our ready-mixed concrete operations in northern California.
Precast Concrete Products Segment
     We produce precast concrete products at seven plants in three states, with five in California, one in Arizona and one in Pennsylvania. Our precast concrete products consist of ready-mixed concrete we either produce on-site or purchase from third parties, which is then poured into reusable molds at our plant sites. After the concrete sets, we strip the molds from the finished products and either place the finished products in inventory or ship them to our customers. Our precast technology produces a wide variety of finished products, including a variety of architectural applications, such as free-standing walls used for landscaping, soundproofing and security walls, signage, utility vaults, manholes, panels to clad a building façade, highway barriers, pre-stressed bridge girders, concrete piles, catch basins and curb inlets.
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
Operations
Ready-Mixed Concrete
     Our ready-mixed concrete plants consist of fixed and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our portable plant operations deploy our 11 portable plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or a mixer truck. We use our portable plants to service high-volume projects or projects in remote locations. Several factors govern the choice of plant type, including:
•	production consistency requirements;

•	daily production capacity requirements;

•	job site proximity to fixed plants; and

•	capital and financing.
     Generally, we will construct wet batch plants to serve markets that we expect will have consistently high demand, as opposed to dry batch plants that will serve those markets that we expect will have a less consistent demand. A wet batch plant generally has a higher initial cost and daily operating expenses, but yields greater consistency with less time required for quality control in the concrete produced and generally has greater daily production capacity than a dry batch plant. We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having the same capacity currently would cost approximately $0.7 million. As of March 7, 2011, our batch plants included 16 wet batch plants and 97 dry batch plants.
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
     Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including:
•	the expected production demand for the plant;

•	capital and financing;

•	the expected types of projects the plant will service; and

•	the desired location of the plant.
     Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. Our mixer trucks typically have load capacities of 10 cubic yards, or approximately 20 tons, and an estimated useful life of 12 years. A new truck of this size currently costs between $160,000 and $190,000, depending on the geographic location and design specifications. Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years. As of December 31, 2010, we operated a fleet of approximately 800 owned and leased mixer trucks, which had an average age of approximately nine years.
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
     We use computer modeling to prepare bids for particular jobs based on the size of the job, location, desired margin, cost of raw materials and the design mixture identified in our testing process. If the job is large enough and has a projected duration beyond the supply arrangement in place at that time, we obtain quotes from our suppliers as to the cost of raw materials we use in preparing the bid. Once we obtain a quotation from our suppliers, the price of the raw materials for the specified job is informally established. Several months may elapse from the time a contractor has accepted our bid until actual delivery of the ready-mixed concrete begins. During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job’s specifications in order to coordinate the multisourced purchases of cement and other materials we will need to fill the job order and meet the contractor’s delivery requirements. We confirm that our customers are ready to take delivery of manufactured products throughout the placement process. On any given day, one of our plants may have production orders for dozens of customers at various locations throughout its area of operation. To fill an order:
•	the customer service office coordinates the timing and delivery of the concrete to the job site;

•	a load operator supervises and coordinates the receipt of the necessary raw materials and operates the hopper that dispenses those materials into the appropriate storage bins;

•	a batch operator, using a computerized batch panel, prepares the specified mixture from the order and oversees the loading of the mixer truck with either dry ingredients and water in a dry batch plant or the premixed concrete in a wet batch plant; and

•	the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.
     Our central dispatch system tracks the status of each mixer truck as to whether a particular truck is:
•	loading concrete;

•	en route to a particular job site;

•	on the job site;

•	discharging concrete;

•	being rinsed down; or

•	en route to a particular plant.
     The system is updated continuously on the trucks’ status via signals received from sensors. In this manner, the dispatcher can determine the optimal routing and timing of subsequent deliveries by each mixer truck and monitor the performance of each driver.
     Our plant managers oversee the operations of each of our plants. Our operational employees also include:
•	maintenance personnel who perform routine maintenance work throughout our plants;

•	mechanics who perform the maintenance and repair work on our rolling stock;

•	testing center staff who prepare mixtures for particular job specifications and maintain quality control;

•	various clerical personnel who perform administrative tasks; and

•	sales personnel who are responsible for identifying potential customers and maintaining existing customer relationships.

     We generally operate each of our plants on an extended single shift, with some overtime operation during the year. On occasion, however, we may have projects that require deliveries around the clock.
Precast Concrete Products
     Our precast concrete products operations consist of seven fixed plant sites where precast products are produced, staged and shipped to our customers, and distribution yards. We stage precast products at distribution facilities to serve markets beyond the normal reach of our existing manufacturing sites. Each of our precast manufacturing sites has as its primary components:
•	either a concrete batch plant or local ready-mixed concrete provider for the concrete utilized in production;

•	precast molds or “forms” for the array of products and product sizes we offer or a custom design center to create precast forms; and

•	a crane-way or other method to facilitate moving forms, finished product or pouring ready-mixed concrete.
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
Promoting Operational Excellence
     We strive to be an operationally excellent organization by:
•	investing in safety training solutions and technologies which enhance the safety of our work environments;

•	implementing and enhancing standard operating procedures;

•	standardizing plants and equipment;

•	investing in software and communications technology;

•	implementing company-wide quality-control initiatives;

•	providing technical expertise to optimize ready-mixed concrete mix designs; and

•	developing strategic alliances with key suppliers of goods and services for new product development.

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
     Cement and aggregates prices remained relatively flat to down in most of our markets during 2010, as compared to 2009. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates. The demand for construction sector products was weak from 2007 through 2010, with sales volumes significantly below 2006 peak levels. The slowdown in our end-use markets has caused an oversupply of cement in most of our markets, with cement producers slowing down or shutting down domestic production and reducing imported cement to respond to the weak demand. We do not expect to experience cement shortages. Today, in most of our markets, we believe there is an adequate supply of aggregates.
     We recognize the value in advocating green building and construction as part of our strategy. We initiated EF Technology®, our commitment to environmentally friendly concrete technologies that significantly reduce potential carbon dioxide (CO2) emissions. Our EF Technology® ready-mixed concrete products replace a portion of traditional raw materials with reclaimed fly ash, slag and other materials. This results in an environmentally superior and sustainable alternative to traditional ready-mixed concrete. We believe EF Technology® reduces greenhouse gases and landfill space consumption and produces a highly durable product. Customers can also receive Leadership in Energy and Environmental Design (“LEED”) credits for the use of this technology. We are also a supporter of the NRMCA Green-Star program, a plant-specific certification that utilizes an environmental management system based on a model of continual improvement. In 2008, two plants in our Dallas/Ft. Worth market were part of the first group of plants to be awarded with Green-Star Certification.
Marketing and Sales
     General contractors typically select their suppliers of ready-mixed concrete and precast concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly if the concrete has complicated design specifications. In connection with large, complex projects and in government-funded projects generally, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or a competitive bidding process. We believe the purchasing decision for many jobs ultimately is relationship-based. Our marketing efforts target general contractors, developers, design engineers, architects and homebuilders whose focus extends beyond the price of our product to quality, consistency and reducing the in-place cost.
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

Customers
     Of our 2010 revenue, commercial and industrial construction contractors represented approximately 55%, residential construction contractors represented approximately 19% and street and highway construction contractors and other public works represented approximately 26%. In 2010, no single customer or project accounted for more than 5% of our total revenue.
     We rely heavily on repeat customers. Our management and sales personnel are responsible for developing and maintaining successful long-term relationships with key customers.
Competition
     The ready-mixed concrete, precast concrete and concrete-related products industries are highly competitive. Our competitive position in a market depends largely on the location and operating costs of our plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or less complex jobs, principally in residential construction. However, timeliness of delivery and consistency of quality and service, along with price, are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than we do may be able to invest more in new mixer trucks, ready-mixed concrete plants and other production equipment or pay for acquisitions which could provide them a competitive advantage over us. See Item 1A – “Risk Factors – We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive industry.”
Employees
     As of March 7, 2011, we had approximately 457 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 1,526 hourly personnel. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.
     As of March 7, 2011, approximately 686 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2011 and 2013. Under these agreements, we pay specified wages to covered employees and in most cases make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.
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
     We have conducted Phase I environmental site assessments, which are non-intrusive investigations conducted to evaluate the potential for significant on-site environmental impacts, on substantially all the real properties we own or lease and have engaged independent environmental consulting firms to complete those assessments. We have not identified any environmental concerns associated with those properties that we believe are likely to have a material adverse effect on our business, financial position, results of operations or cash flows, but we can provide no assurance material liabilities will not occur. In addition, we can provide no assurance that our compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures.
     We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2010. We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.
     On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The legislation, among other matters, requires mining companies to provide specific detailed information on health and safety violations on a mine-by-mine basis. We have made the required health and safety violation disclosures in Exhibit 99.1.
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
Insurance
     Our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer and other trucks in heavy traffic conditions and delivering concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of properties and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are in accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. For additional discussion of our insurance programs, see Note 20 to our consolidated financial statements included in this report.
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
Item 1A. Risk Factors
     The following risk factors represent our current view of some of the most important risks facing our businesses and are important to understanding our business. The important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2011, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. In addition, these risks and uncertainties could adversely impact our business, financial condition, results of operations, cash flows and common stock price. This discussion includes a number of forward-looking statements. Please see “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report.
Business Risks
Further tightening of mortgage lending or mortgage financing requirements could adversely affect the residential construction market and prolong the downturn in, or further reduce, the demand for new home construction, which began in 2006 and has had a negative effect on our sales volumes and revenues.
     Since 2006, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, defaults on subprime loans and adjustable rate mortgages. In light of these developments, lenders, investors, regulators and other third parties have questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, reduced market values for those securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and increased regulatory actions. Deterioration in credit quality among subprime and other loans has caused many lenders to eliminate subprime mortgages and other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of new homes. In general, these developments have been a significant factor in the downturn of, and have delayed any general improvement in, the housing market.
     Approximately 19% of our 2010 revenue was from residential construction contractors. Further tightening of mortgage lending or mortgage financing requirements could adversely affect the availability to obtain credit for some borrowers and prolong the downturn in, or further reduce the demand for, new home construction, which could have a material adverse effect on our business and results of operations in 2011. A further downturn in new home construction could also adversely affect our customers focused in this industry segment, possibly resulting in slower payments, higher default rates in our accounts receivable, and an overall increase in working capital.
There are risks related to our internal growth and operating strategy.
     Our ability to generate internal growth will be affected by, among other factors, our ability to:
•	attract new customers; and

•	differentiate ourselves in a competitive market by emphasizing new product development and value added sales and marketing, hiring and retaining employees and reducing operating and overhead expenses.
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
     The ready-mixed concrete and precast concrete businesses are seasonal. In particular, demand for our products and services during the winter months is typically lower than in other months because of inclement winter weather. In addition, sustained periods of inclement weather or permitting delays could postpone or delay projects over geographic regions of the United States, and consequently, could adversely affect our business, financial condition, results of operations and cash flows. The relative demand for our products is a function of the highly cyclical construction industry. As a result, our revenues may be adversely affected by declines in the construction industry generally and in our local markets. Our results also may be materially affected by:
•	the level of residential and commercial construction in our regional markets, including reductions in the demand for new residential housing construction below current or historical levels;

•	the availability of funds for public or infrastructure construction from local, state and federal sources;

•	unexpected events that delay or adversely affect our ability to deliver concrete according to our customers’ requirements;

•	changes in interest rates and lending standards;

•	the changes in mix of our customers and business, which result in periodic variations in the margins of jobs performed during any particular quarter;

•	the timing and cost of acquisitions and difficulties or costs encountered when integrating acquisitions;

•	the budgetary spending patterns of customers;

•	increases in construction and design costs;

•	power outages and other unexpected delays;

•	our ability to control costs and maintain quality;

•	employment levels; and

•	regional or general economic conditions.
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
     Our competitive position in a given market depends largely on the location and operating costs of our plants and prevailing prices in that market. Generally, our products are price-sensitive. Our prices are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control. Because of the fixed-cost nature of our business, our overall profitability is sensitive to minor variations in sales volumes and small shifts in the balance between supply and demand. Price is the primary competitive factor among suppliers for small or less complex jobs, principally in residential construction. However, timeliness of delivery and consistency of quality and service, as well as price, are the principal competitive factors among suppliers for large or complex jobs. Concrete manufacturers like us generally obtain customer contracts through local sales and marketing efforts directed at general contractors, developers, governmental agencies and homebuilders. As a result, we depend on local relationships. We generally do not have long-term sales contracts with our customers.

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
     We rely on third parties to sell or lease property, plant and equipment to us and to provide us with supplies, including cement and other raw materials, necessary for our operations. We cannot assure you that our favorable working relationships with our suppliers will continue in the future. Also, there have historically been periods of supply shortages in the concrete industry, particularly in a strong economy.
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
     In 2006, cement prices rose at rates similar to those experienced in 2005 and 2004, as a result of strong domestic consumption driven largely by historic levels of residential construction that did not abate until the second half of 2006. During 2007 through 2010, residential construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete. Cement prices remained relatively flat in 2010, while cement supplies were at levels that indicated a very low risk of cement shortages in our markets. Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.
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
     As of March 7, 2011, approximately 35%, or 686, of our employees were covered by collective bargaining agreements, which expire between 2011 and 2013. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially adversely affect our business, financial condition, results of operations and cash flows. Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.
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
     Adverse or worsening economic trends or the continuation of the current economic situation could have a negative impact on our suppliers and our customers and their financial condition and liquidity, which could cause them to fail to meet their obligations to us and could have a material adverse effect on our revenues, income from operations and cash flows. The uncertainty and volatility of the global financial crisis may have further impacts on our business and financial condition that we currently cannot predict or anticipate.
     The turmoil in the global financial system may have an impact on our business and our financial condition. Accordingly, our ability to access the capital markets may be restricted or be available only on unfavorable terms. Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our ability to execute our long-term growth strategy. Ultimately, we may be required to reduce our future capital expenditures substantially. Such a reduction could have a material adverse effect on our revenues, income from operations and cash flows.
     If one or more of the lenders under our senior secured credit facility were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced. Our inability to borrow additional amounts under our senior secured credit facility could limit our ability to fund our future operations and growth.
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Convertible Notes.
     We have approximately $55.0 million of outstanding senior indebtedness represented by the Convertible Notes. The Revolving Facility provides for aggregate borrowings up to $75.0 million. As of December 31, 2010, we had approximately $8.0 million drawn under the Revolving Facility. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences to you, including the following:
•	it limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase if interest rates in general increase because a portion of our indebtedness bears interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	the debt service requirements of our indebtedness could make it more difficult for us to make payments on the Convertible Notes;

•	a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.
     If we are unable to return to profitability and/or if current economic conditions do not improve in the foreseeable future, we may not be able to generate sufficient cash flow from operations in the future to allow us to service our debt, pay our other obligations as required and make necessary capital expenditures, in which case we may need to dispose of additional assets and/or minimize capital expenditures and/or try to raise additional financing. There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.
We may not be able to generate sufficient cash flows to meet our debt service obligations.
     Our ability to make payments on and to refinance our indebtedness, including the Convertible Notes, and to fund planned capital expenditures will depend on our ability to generate cash from our operations’ in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     Our business may not generate sufficient cash flow from operations and future sources of capital under the Revolving Facility or otherwise may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Convertible Notes, or to fund our other liquidity needs. If we complete an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness, including the Convertible Notes, on or before maturity. We may not be able to refinance any of our indebtedness, including the Revolving Facility and the Convertible Notes, on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.
The Convertible Notes Indenture and the Revolving Facility will restrict our ability to operate our business and to pursue our business strategies.
     The Revolving Facility and the Convertible Notes Indenture limit our ability, among other things, to:
•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem the issuer’s stock or subordinated indebtedness or make investments;

•	with respect to the Revolving Facility, make voluntary payments on any indebtedness;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other U.S. Concrete entities or restrict the ability to provide liens;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets; and

•	with respect to the Convertible Notes Indenture, designate our subsidiaries as unrestricted subsidiaries.
Our failure to comply with the covenants contained in the agreement governing the Revolving Facility or our other debt agreements, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.
     The Revolving Facility contains certain financial covenants. In addition, the Revolving Facility requires us to comply with various operational and other covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default. If we were required to repurchase the Convertible Notes or any of our other debt securities upon a change of control, we may not be able to refinance or restructure the payments on those debt securities. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the Revolving Facility, the lenders thereunder could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against the collateral which secures our obligations under the Revolving Facility on a first-priority basis, which also secures the Convertible Notes on a second-priority basis. Any such actions could force us into bankruptcy or liquidation.
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
     In many instances, we must have various certificates, permits or licenses in order to conduct our business. Our failure to maintain required certificates, permits or licenses or to comply with applicable governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Delays in obtaining approvals for the transfer or grant of certificates, permits or licenses, or failure to obtain new certificates, permits or licenses, could impede the implementation of any acquisitions.
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
     The nature of our business subjects us to product liability, property damage and personal injury claims. Increased premiums charged by insurance carriers may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer losses in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control.
Applicable accounting rules relating to the conversion features of the Convertible Notes will result in increased non-cash interest expense and may cause volatility in our results of operations due to the requirement to adjust any derivative liability associated with the conversion features to fair value each quarter.
     The conversion features contained within the Convertible Notes are deemed to be an embedded derivative under ASC Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, an embedded derivative related to the conversion features requires bifurcation from the debt component of the Convertible Notes and a separate valuation. We recognize the embedded derivative as a liability on our balance sheet, measure it at its estimated fair value and recognize changes in its estimated fair value within our results of operations each quarter. We estimate the fair value of the embedded derivative using acceptable valuation methodologies. Valuation methodologies are complex and require significant judgments. Additionally, given the volatility of our stock price and the stock price of other comparable companies, which have a direct impact on our valuation, future changes in the estimated fair value of the conversion features of the Convertible Notes may have a material impact on our results of operations. As a result of the required bifurcation of the embedded derivative related to the conversion features of the Convertible Notes under ASC 815, the carrying value of the Convertible Notes at issuance was less than the $55.0 million face value of the Convertible Notes. The difference between the face value and the carrying value of the Convertible Notes as of the date of issuance will be reflected as an increase to our interest expense using the effective interest rate method over the term of the Convertible Notes. This discount accretion will result in a significantly higher rate of noncash interest expense within our results of operations over the stated interest rate of the Convertible Notes and a corresponding decrease to our net income.
Common Stock Investment Risks
We do not intend to pay dividends on our common stock.
     We have not declared or paid any dividends on our common stock to date, and we do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to reinvest all future earnings in the development and growth of our business. In addition, our Revolving Facility and the indenture governing our Convertible Notes prohibits us from paying dividends and future loan agreements may also prohibit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock. Investors seeking cash dividends should not purchase our common stock.
Our stock price may be volatile.
     In recent years the stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of specific companies. The market price of our common stock may fluctuate based on a number of factors, including:
•	our operating performance and the performance of other similar companies;

•	news announcements relating to us or our competitors, the job market in general and unemployment data;

•	changes in earnings estimates or recommendations by research analysts;

•	changes in general economic conditions;

•	the arrival or departure of key personnel;

•	acquisitions or other transactions involving us or our competitors; and

•	other developments affecting us, our industry or our competitors.
Our amended and restated certificate of incorporation, third amended and restated bylaws and Delaware law contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
     Provisions in our amended and restated certificate of incorporation, our third amended and restated bylaws and applicable provisions of the General Corporation Law of the State of Delaware may make it more difficult or expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. In addition, Delaware law prohibits us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our common stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors.
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
Facilities
     The table below lists our concrete plants as of March 7, 2011. We believe these plants are sufficient for our current needs. The ready-mixed concrete volumes shown are the volumes from continuing operations each location produced in 2010.

							Ready-Mixed
							Concrete
	Ready-Mixed Concrete Plants						Volume
	Owned		Leased			Precast	(in thousands
Locations	Fixed	Portable	Fixed	Portable	Total	Plants	of cubic yards)
Ready-Mixed Concrete and Concrete-Related Products Segment:
Northern California	14	2	2	—	18	—	907
Atlantic Region	19	5	1	1	26	—	891
Texas / Oklahoma	64	3	2	—	69	—	2,007
Precast Concrete Products Segment:
Northern California	—	—	—	—	—	3	—
Southern California/Arizona	—	—	—	—	—	3	—
Pennsylvania	—	—	—	—	—	1	—

Total Company	97	10	5	1	113	7	3,805

     We produce crushed stone aggregates, sand and gravel, from seven aggregates facilities located in Texas and New Jersey. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets. We produced approximately 3.1 million tons of aggregates in 2010, with Texas producing 37.8% and New Jersey 62.2% of that total production. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with supply for less than 5% of our annual consumption of aggregates. In April 2007, we entered into an agreement to lease our sand pit operations in Michigan to a third party. We now receive a royalty based on the volume of product produced and sold from the quarry during the term of the lease.
Equipment
     As of December 31, 2010, we had a fleet of approximately 800 owned and leased mixer trucks and 1,232 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our mixer trucks is approximately nine years.
     For additional information related to our properties, see Item 1 of this report.
Item 3. Legal Proceedings
     The information set forth under the heading “Legal Proceedings” in Note 20, “Commitments and Contingencies,” to our consolidated financial statements included in this report is incorporated by reference into this Item 3.
Item 4. (Removed and Reserved)

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Old Common Stock ceased trading on the NASDAQ Global Select Market on May 10, 2010 and was traded in the over-the-counter market under the symbol RMIX.PK until the Effective Date. Upon the Effective Date of the Plan, the Old Common Stock was cancelled and holders of the Old Common Stock received Class A Warrants and Class B Warrants. The holders of the Old Notes were issued 11.9 million shares of new common stock on the Effective Date which began trading on the over-the-counter Bulletin Board (the “OTC Bulletin Board” or “OTC BB”) on October 15, 2010 under the symbol “USCR”. The new common stock was listed and began trading on the NASDAQ Capital Market on February 1, 2011 under the symbol “USCR”. The share price of the Old Common Stock bears no relation to the share price of the new common stock.
     As of March 7, 2011, shares of our common stock were held by approximately 1,089 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.
     The closing price for our common stock on the NASDAQ on March 7, 2011 was $9.93 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2010		2010
	(Successor)		(Predecessor)
	High	Low	High	Low
First Quarter	—	—	$1.14	$0.32
Second Quarter	—	—	$1.02	$0.21
July 1 – August 31	—	—	$0.24	$0.10
Sept 1 – Sept 30	—	—	—	—
Oct 15 – Dec 31	$10.00	$6.76	—	—
     There were no trades of our common stock from the Effective Date through October 14, 2010.

	2009
	(Predecessor)
	High	Low
First Quarter	$3.53	$1.40
Second Quarter	$2.75	$1.76
Third Quarter	$2.01	$1.50
Fourth Quarter	$1.86	$0.64
     We have not paid or declared any dividends since our formation and currently do not intend to pay dividends in 2011. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 13 to our consolidated financial statements in this report.
Issuer Purchases of Equity Securities
None.
     Item 6. Selected Financial Data
     The registrant is a smaller reporting company and therefore not required to include this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report and “Risk Factors” in Item 1A of this report.
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
     We derive substantially all our revenues from the sale of ready-mixed concrete, precast concrete and concrete-related products to the construction industry in the United States. We typically sell our products under purchase orders that require us to formulate, prepare and deliver the product to our customers’ job sites. The principal states in which we operate are Texas, California and New Jersey/New York. Revenue from continuing operations was 36% in 2010 and 38% in 2009 in Texas, 25% in 2010 and 26% in 2009 in California, and 19% in 2010 and 17% in 2009 in New Jersey/New York. We serve substantially all segments of the construction industry in our markets. Our customers include contractors for commercial and industrial, residential, street and highway and other public works construction. The approximate percentages of our concrete product revenue by construction type activity were as follows in 2010 and 2009:

	2010	2009
Commercial and industrial	55%	54%
Residential	19%	19%
Street, highway and other public works	26%	27%
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
     Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions, including the recessionary conditions impacting all our markets. In addition, our business is impacted by seasonal variations in weather conditions, which vary by regional market. Accordingly, demand for our products and services during the winter months are typically lower than in other months of the year because of inclement weather. Also, sustained periods of inclement weather and other adverse weather conditions could cause the delay of construction projects during other times of the year.
Market Trends and Restructuring
   Since the middle of 2006, the United States building materials construction market has been challenging. Currently, the construction industry, particularly the ready-mixed concrete industry, is characterized by significant overcapacity and fierce competitive activity. However, the fourth quarter of 2010 showed what we believe are positive signs with a 3.3% increase in revenue from continuing operations and an 8.6% increase in ready-mix concrete sales volume compared to the fourth quarter of 2009. The year-over-year volume increase is the first since the third quarter of 2007. While our average sales prices declined approximately 1.5% in the fourth quarter of 2010 compared to the same period in 2009, the decline was relatively modest.

   From 2007 through 2010, we implemented a variety of cost reduction initiatives to deal with the challenging conditions, including workforce reductions, suspension of employee benefits, temporary plant idling, rolling stock dispositions and divestitures of underperforming business units to reduce our operating and fixed costs. Despite these initiatives, our business and financial performance was severely affected by the overall downturn in construction activity, particularly the steep decline in single-family home starts in the U.S. residential construction markets, the previous turmoil in the global credit markets and the U.S. economic downturn. These conditions have had a significant impact on demand for our products since the middle of 2006 and continuing through 2010. During 2007, 2008 and 2009, single family home starts declined significantly, and commercial construction activity, which has been negatively affected by the recent U.S. economic downturn, was weaker in most of our markets in 2010 when compared to 2009. Sales volumes in our precast operations have also been significantly affected due to the dramatic downturn in residential construction and weaker commercial activity. We have also experienced pricing pressure due to lower demand and our ready-mixed concrete pricing declined in 2010 compared to 2009 in most of our markets, which negatively impacted our gross margins.
   The continued weak economic conditions, including ongoing softness in residential construction, reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, combined to cause a significant reduction in our liquidity during 2010. We retained legal and financial advisors to assist us in reviewing the strategic and financing alternatives available to us. We also engaged in discussions with the holders of our Old Notes regarding a permanent restructuring of our capital structure.
Chapter 11 Bankruptcy and Emergence
   We reached an agreement with a substantial majority of the holders of our Old Notes on the terms of a comprehensive debt restructuring plan in April 2010. To implement the restructuring, on Petition Date, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief under the provisions of Chapter 11 of Title 11 of the Bankruptcy Code. The Bankruptcy Court ordered joint administration of the Chapter 11 Cases under the lead case: In re U.S. Concrete, Inc., Case No. 10-11407.
   On July 29, 2010, the Bankruptcy Court entered an order confirming the Debtors’ Plan pursuant to Chapter 11 of the Bankruptcy Code. On the Effective Date, the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective.
   The consummation, on the Effective Date, of our reorganization under the Plan provided for the following:
•	all outstanding obligations under our Old Notes were cancelled and the indenture governing the Old Notes was terminated;

•	all amounts outstanding under the Revolving Credit, Term Loan and Guarantee Agreement (the “DIP Credit Agreement”) were paid and such agreement was terminated in accordance with its terms;

•	all of our then existing equity securities, including the Old Common Stock, all options to purchase the Old Common Stock and all rights to purchase the Company’s Series A Junior Participating Preferred Stock pursuant to a Rights Agreement, dated as of November 5, 2009, were cancelled.

•	the following equity incentive plans, and all awards granted under such plans were terminated (i) 1999 Incentive Plan of U.S. Concrete, Inc.; (ii) U.S. Concrete, Inc. 2000 Employee Stock Purchase Plan; (iii) 2001 Employee Incentive Plan of U.S. Concrete, Inc.; and (iv) U.S. Concrete, Inc. 2008 Incentive Plan;

•	issuance of (i) approximately 11.9 million shares of Common Stock to holders of the Old Notes, (ii) the Class A Warrants to holders of Old Common Stock and (iii) the Class B Warrants to holders of Old Common Stock, (see Note16 to our consolidated financial statements for more information on the Class A and Class B Warrants);

•	adoption of the Incentive Plan, under which 9.5% of the equity of the reorganized Company authorized pursuant to the Plan, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the reorganized Company;

•	entry into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility, (see “Liquidity and Capital Resources” below for more information on the Credit Agreement); and

•	issuance of $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering, (see “Liquidity and Capital Resources” below for more information on the Convertible Notes).

   Our Old Common Stock ceased trading on the NASDAQ Global Select Market on May 10, 2010 and was traded in the over-the-counter market until the Effective Date. Upon the Effective Date of the Plan, the Old Common Stock was cancelled and holders of the Old Common Stock received Class A Warrants and Class B Warrants. The common stock issued to holders of the Old Notes on the Effective Date began trading on the over-the-counter Bulletin Board (the “OTC Bulletin Board” or “OTC BB”) on October 15, 2010 under the symbol “USCR” and began trading on the NASDAQ Capital Market on February 1, 2011 under the symbol “USCR”.
Basis of Presentation
   In connection with our emergence from Chapter 11, we applied the accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 (“ASC 852”), “Reorganizations,” as of August 31, 2010 (see Note 2 to our consolidated financial statements). The results for the four-month period ended December 31, 2010 (we refer to the Company during such period as the “Successor”) and the results for the eight-month period ended August 31, 2010 (we refer to the Company during such periods as the “Predecessor”) are presented separately. This presentation is required by generally accepted accounting principles in the United States (“GAAP”), as the Successor is considered to be a new entity for financial reporting purposes, and the results of the Successor reflect the application of fresh-start accounting. Accordingly, our financial statements after August 31, 2010 are not comparable to our financial statements for any period prior to our emergence from Chapter 11. In discussions regarding our operating results and cash flows, we have combined the successor and predecessor periods in instances where this will provide meaningful information.
   In August 2010, we entered into a redemption agreement to redeem our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”). This redemption was finalized and closed on September 30, 2010. The results of operations of Superior, net of the minority owner’s 40% interest, have been included in discontinued operations in our consolidated statements of operations for all periods presented.
Liquidity and Capital Resources
     As a result of our emergence from Chapter 11 on August 31, 2010, our total debt has declined from $296.5 at December 31, 2009 to $53.2 million, net of a $13.0 discount, at December 31, 2010, thereby reducing our debt service costs and providing more liquidity. The discount was related to an embedded derivative in our Convertible Notes that was bifurcated and separately valued at issuance on the Effective Date. Our primary liquidity needs over the next 12 months consist of financing seasonal working capital requirements, servicing indebtedness under the Credit Agreement and Convertible Notes (defined and described below) and purchasing property and equipment. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. The availability under the Credit Agreement was approximately $30.6 million at December 31, 2010 and $23.9 million at January 31, 2011. The decline is due to normal seasonality of our business due to weather and to unusual inclement weather during January in most of our markets. Even if we are unable to generate cash from operations over the next 12 months, we believe that our Credit Agreement provides adequate liquidity.
   The projection of our cash needs is based upon many factors, including our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the Credit Agreement will provide us with sufficient liquidity in the ordinary course. The Credit Agreement is scheduled to mature in August 2014. If, however, the Credit Agreement is not adequate to fund our operations in the event that our operating results and projected needs are proven to be incorrect, we would need to obtain an amendment to the Credit Agreement or seek other debt financing to provide additional liquidity. As a result of the challenging and prolonged economic and industry conditions, we currently anticipate being approximately cash neutral for all of 2011. We continue to focus on minimizing our capital investment expenditures in order to maintain liquidity.
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

The following key financial measurements reflect our financial position and capital resources as of December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
	(Successor)	(Predecessor)	(Predecessor)
Cash and cash equivalents	$5,290	$4,229	$5,323
Working capital	$38,231	$34,481	$63,484
Total debt	$53,181	$296,542	$305,988
     Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.
     The following discussion provides a description of our arrangements relating to outstanding indebtedness.
   Senior Secured Credit Facility due 2014
   On the Effective Date of the Plan, we and certain of our subsidiaries entered into Credit Agreement, which provides for a $75.0 million asset-based Revolving Facility. The Credit Agreement matures in August 2014. As of December 31, 2010, we had outstanding borrowings of $8.0 million and $21.4 million of undrawn standby letters of credit under the Revolving Facility. The availability under the Revolving Facility was approximately $30.6 million at December 31, 2010.
   Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Advances under the Revolving Facility are limited by a borrowing base of (a) 85% of the face amount of eligible accounts receivable plus (b) the lesser of (i) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible inventory and (ii) the sum of (A) 50% of the eligible inventory (other than eligible aggregates inventory) and (B) 65% of the eligible aggregates inventory plus (c) the lesser of (i) $15.0 million and (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks minus (d) such reserves as the Administrative Agent may establish from time to time in its permitted discretion. The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base. In addition, prior to the delivery of our financial statements for the fiscal quarter ended September 30, 2011, there will be an availability block of $15.0 million and after such date, unless the fixed charge coverage ratio for any trailing twelve month period is greater than or equal to 1.00:1.00, there will be an availability block of $15.0 million, to be increased monthly by $1.0 million up to a maximum of $20.0 million. Beginning with the fiscal month in which the availability block is eliminated and with respect to each fiscal month thereafter, at any time that availability under the Revolving Facility is less than $15.0 million, the Company must maintain a fixed charge coverage ratio of at least 1.00:1.00 until availability is greater than or equal to $15.0 million for a period of 30 consecutive days.
   Under the Credit Agreement, our capital expenditures may not exceed (i) $15.0 million in the aggregate from the Effective Date (August 31, 2010) through and including December 31, 2010 and (ii) 7.0% of our consolidated annual revenue for the trailing twelve month period ending on the last day of each fiscal quarter thereafter (commencing with the fiscal quarter ended March 31, 2011); provided that the amount of any capital expenditures permitted to be made in respect of the trailing twelve month period ending on March 31, 2011 shall be increased by a maximum of $7.5 million of the unused amount of capital expenditures that were permitted to be made during the fiscal year ended December 31, 2010. Our capital expenditures from the Effective Date through December 31, 2010 were approximately $1.8 million. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.
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
   In connection with the Credit Agreement, on the Effective Date we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with the Administrative Agent. Pursuant to the Security Agreement, all obligations under the Revolving Facility will be secured by (i) a first-priority perfected lien (subject to certain exceptions) in substantially all of our and certain of our subsidiaries present and after acquired inventory (including as-extracted collateral), accounts, certain specified mixer trucks, deposit accounts, securities accounts, commodities accounts, letter of credit rights, cash and cash equivalents, general intangibles (other than intellectual property and equity in subsidiaries), instruments, documents, supporting obligations and related books and records and all proceeds and products of the foregoing and (ii) a perfected second-priority lien (subject to certain exceptions) on substantially all other present and after acquired property (including, without limitation, material owned real estate).
   Convertible Secured Notes due 2015
   On the Effective Date of the Plan, we issued $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering contemplated by the Plan. The Convertible Notes are governed by an indenture (the “Indenture”), dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments will be payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (See Note 14 to the consolidated financial statements). This discount will be accreted over the term of the Convertible Notes and included in interest expense.
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
   If the closing price of the Common Stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each holder of Convertible Notes in accordance with the Indenture. Except as set forth in an Election Notice (as defined below), the right to convert Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice (the “Conversion Termination Date”), such that the holder shall have a 45-day period in which to convert its Convertible Notes up to the amount of the Conversion Cap (as defined below). Any Convertible Notes not converted prior to the Conversion Termination Date, as a result of the Conversion Cap shall be, at the holder’s election and upon written notice to the Company (the “Election Notice”), converted into shares of Common Stock on a date or dates prior to the date that is 180 days following the Conversion Termination Date, subject to the Conversion Cap. The “Conversion Cap” means the number of shares of Common Stock into which the Convertible Notes are convertible and that would cause the related holder to “beneficially own” (as such term is used in the Exchange Act) more than 9.9% of the Common Stock at any time outstanding.
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
   The Convertible Notes are guaranteed by each of our existing and future direct or indirect domestic restricted subsidiaries. In connection with the Indenture, on August 31, 2010, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the note holder collateral agent. Pursuant to the Pledge and Security Agreement, the Convertible Notes and related guarantees will be secured by first-priority liens on certain of the property and assets directly owned by the Company and each of the guarantors, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens (including a second-priority lien in favor of the Administrative Agent) with certain exceptions. Obligations under the Revolving Facility and those in respect of hedging and cash management obligations owed to the lenders (and their affiliates) that are a party to the Revolving Facility (collectively, the “Revolving Facility Obligations”) are secured by a second-priority lien on such collateral.
   The Convertible Notes and related guarantees are also secured by a second-priority lien on the assets of the Company and the guarantors securing the Revolving Facility Obligations on a first-priority basis, including, inventory (including as extracted collateral), accounts, certain specified mixture trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.
   Registration Rights Agreement
   In connection with the issuance of the Convertible Notes, we entered into a registration rights agreement, dated August 31, 2010 (the “Registration Rights Agreement”), under which we agreed, pursuant to the terms and conditions set forth therein, to register the resale of Convertible Notes and the Common Stock into which the Convertible Notes convert. Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to file a registration statement covering the resale by the Electing Holders (as defined in the Registration Rights Agreement) of Convertible Notes that are Registrable Securities (as defined in the Registration Rights Agreement) by the first business day following the date that is 366 days following the Effective Date, and were required to file a registration statement covering the resale of shares of Common Stock issued or issuable upon conversion of the Convertible Notes that constitute Registrable Securities by the Electing Holders, on a delayed or continuous basis, within 180 days of the Issue Date. We are required to pay special interest if we fail to file either registration statement by the applicable deadline or if any registration statement required by the Registration Rights Agreement ceases to be effective for more than 45 days, with respect to any Registrable Securities that are Convertible Notes and are Restricted Securities (as defined in the Indenture). As of the date of this filing, we had not filed a registration statement covering the resale of shares of Common Stock as described above within the 180 days of the Issue Date. We will use our commercially reasonable efforts to file this registration statement when practical. Special interest is accruing from March 1, 2011 at approximately $350 per day and the aggregate amount of special interest that will ultimately be incurred is expected to be immaterial.
   DIP Credit Agreement and Prepetition Credit Facility
   Effective as of May 3, 2010, we and certain of our subsidiaries entered into the DIP Credit Agreement which provided us with a debtor-in-possession term loan and revolving credit facility during Chapter 11. The DIP Credit Agreement was paid in full and cancelled on the Effective Date of the Plan. Our prepetition senior secured credit facility initially due 2011, was paid in full on May 3, 2010 with funds obtained under our DIP Credit Agreement and immediately terminated.
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

   Superior Credit Facility and Subordinated Debt
   As discussed above, we redeemed our 60% interest in Superior in September 2010. As a result, the debt balance under Superior’s credit facility at December 31, 2010 was zero. The outstanding borrowings under the Superior credit facility at December 31, 2009 were $5.6 million. As a condition precedent to the initial advance under the Superior credit agreement, U.S. Concrete Inc. and Levy were required to fund $3.6 million to Superior in the form of cash equity contributions, representing a prefunding of the respective obligations under certain support letters entered into in connection with the previous Superior Credit Agreement for the period from January 1, 2010 through September 30, 2010. Our portion of this cash obligation was $1.1 million. Additionally, we made capital contributions in the amount of $2.6 million during the first quarter of 2010 in lieu of cash payment of related party payables by Superior. In the first quarter of 2009, we provided subordinated debt capital in the amount of $2.4 million in lieu of receiving cash payment of related party payables from Superior. This subordinated debt was eliminated when Superior was consolidated with U.S. Concrete. Additionally, the minority partner, Levy, provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009. During the third quarter of 2009, U.S. Concrete and Levy converted the subordinated debt capital into capital contributions to Superior.
   Fair Value of Financial Instruments
     Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt and derivative liabilities. We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates. The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate, and the fair value of our Convertible Notes was approximately $63.0 million, including the embedded derivative, at December 31, 2010. The fair value of the embedded derivative in our Convertible Notes that was bifurcated and separately valued was $12.5 million at December 31, 2010 and the fair value of issued warrants was $3.2 million at the same date. See Note 14 to our consolidated financial statements for further information regarding our derivative liabilities.
   Cash Flow
     The net cash provided by or used in our operating, investing and financing activities is presented below (in thousands):

	Successor	Predecessor
	Period from	Period from
	September 1	January 1
	through	through	Year Ended	Year Ended
	December 31,	August 31,	December 31,	December 31,
	2010	2010	2009	2008
Net cash provided by (used in):
Operating activities	$(5,680)	$(26,046)	$8,011	$29,678
Investing activities	(3,075)	(4,223)	(9,018)	(39,516)
Financing activities	7,592	32,493	(87)	311

Net increase (decrease) in cash	$(1,163)	$2,224	$(1,094)	$(9,527)

     Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash used in operating activities was $31.7 million for the year ended December 31, 2010, compared to net cash provided by operating activities of $8.0 million in 2009. The change in 2010 was primarily the result of lower profitability, lower interest payments and cash payments for professional fees related to our reorganization. During 2010, we made cash payments related to our reorganization of approximately $16.1 million. Interest payments were lower by approximately $20.7 million in 2010 compared to 2009 primarily due to the cancellation of our Old Notes. Additionally, in 2009, our working capital needs were lower due to the rapid decline in our volume of business as compared to 2010.
     Net cash provided by operating activities decreased to $8.0 million for the year ended December 31, 2009 from $29.7 million for the year ended December 31, 2008. The change in 2009 was principally a result of lower profitability partially offset by the receipt of a federal tax refund of $4.9 million and lower working capital requirements.
     We used $7.3 million of cash in investing activities in 2010 and used $9.0 million in 2009. The change during 2010 was primarily attributable to lower net capital expenditures and lower payments related to acquisitions in 2010 compared to 2009. We made payments of $0.7 million during 2010 related to the acquisition of three ready-mix plants in west Texas and paid $0.6 million related to the redemption of Superior. During 2009, we received $6.0 million in proceeds from the sale of some of our ready-mixed concrete plants in the Sacramento, California market and we paid approximately $4.5 million for a concrete crushing and recycling operation in

New York. Additionally, in the first quarter of 2009, we made a $750,000 payment, reduced for certain uncollected pre-acquisition accounts receivable, to the sellers of a precast operation related to a contingent payment obligation.
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
     Our net cash provided by financing activities was $40.1 million in 2010 and used in financing activities was $0.1 million in 2009. The increase in 2010 was primarily the result of proceeds from our Convertible Notes obtained upon the Effective Date partially offset by financing costs. In addition, the Superior minority owner made a $2.5 million contribution to Superior in the first quarter of 2010 and we purchased $12.4 million principal amount of our Old Notes for $4.8 million during 2009. Our net cash used in financing activities of $0.1 million in 2009 decreased from the net cash provided by financing activities of $0.3 million in 2008. While this change was negligible year over year, we purchased $12.4 million principal amount of the Old Notes for $4.8 million during 2009 and purchased shares under our previous common stock repurchase program for $6.6 million in 2008.
   Off-Balance Sheet Arrangements
     We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet. For additional discussion on our operating leases, see Note 20 to our consolidated financial statements in this report.
   Commitments
     The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2010 (in millions):

		Less Than			After
Contractual obligations	Total	1 year	1-3 years	4-5 years	5 years
Principal on debt	$65.6	$1.0	$0.8	$63.8	$—
Interest on debt (1)	24.4	5.2	10.5	8.7	—
Capital leases	0.6	0.2	0.3	0.1	—
Operating leases	59.7	9.4	17.0	14.6	18.7

Total	$150.3	$15.8	$28.6	$87.2	$18.7

(1)	Interest payments due under the Convertible Notes.
     The following are our commercial commitment expirations as of December 31, 2010 (in millions):

		Less Than			After
Other commercial commitments	Total	1 year	1-3 years	4-5 years	5 years
Standby letters of credit	$21.4	$21.4	$—	$—	$—
Performance bonds	42.7	42.5	0.2	—	—

Total	$64.1	$63.9	$0.2	$—	$—

     The standby letters of credit and performance bonds have not been drawn upon as of December 31, 2010. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued employment costs, income tax contingencies, insurance accruals and other accruals. Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable. As of December 31, 2010, the total unrecognized tax benefit related to uncertain tax positions was $8.0 million. It is possible that a reduction of $0.7 million may occur within the next 12 months.

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
     Pursuant to the Redemption Agreement, as consideration for the Redemption, Superior, Levy, the New Joint Venture Partner and VCNA (the “Indemnifying Parties”) agreed to indemnify us and the Joint Venture Partners from, among other items: (i) facts or circumstances that occur on or after the closing of the Redemption (the “Closing”) and which relate to the post-closing ownership or operation of Superior; (ii) the Agreement Approving Asset Sale with Central States, Southeast Areas Pension Fund, dated March 30, 2007; (iii) the Company’s obligation to provide retiree medical coverage to current and former Levy subsidiary employees of Superior and its affiliates pursuant to the collective bargaining agreement between Superior and the Teamster’s Local Union No. 614; and (iv) Superior’s issuance of 500 Shares to the New Joint Venture Partner.
     At the closing of the Redemption on September 30, 2010, the Company and the Joint Venture Partners collectively paid $640,000 in cash and issued a $1.5 million promissory note (the “Promissory Note”) to Superior as partial consideration for the indemnification and other consideration provided by the Indemnifying Parties pursuant to the Redemption Agreement.
     The Promissory Note does not bear interest and requires the Company and the Joint Venture Partners to pay Superior $750,000 on or before each of January 1, 2011 and January 1, 2012. The Promissory Note may be prepaid, in whole or in part, without premium, penalty or additional interest. We recognized a loss of approximately $11.8 million from redeeming our interest in Superior. We and the Joint Venture Partners have also agreed, for a period of five (5) years after the Closing not to compete with Superior in the State of Michigan, subject to certain exceptions.
     Other
     In October 2010, we acquired three ready-mix concrete plants in west Texas for approximately $3.0 million, plus a payment for certain inventory on hand at closing. In May 2009, we acquired substantially all the assets of a concrete crushing and recycling business in Queens, New York for approximately $4.5 million.
     During the third quarter of 2009, we sold our ready-mixed concrete plants in the Sacramento California market for approximately $6.0 million, plus a payment for certain inventory on hand at closing. This sale resulted in a pre-tax loss of approximately $3.0 million after the allocation of approximately $3.0 million of goodwill related to these assets.
Critical Accounting Policies and Estimates
     Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 4 to our consolidated financial statements included in this report describes the significant accounting policies we use in preparing those statements. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. The most significant areas involving our management’s judgments and estimates are described below. Actual results in these areas could differ from our estimates. Additionally, we implemented fresh start accounting as of August 31, 2010, the date of our emergence from Chapter 11. Refer to Note 1 and Note 2 to our consolidated financial statements included in this report for more information.
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
  Goodwill
     We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets. The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We currently have seven reporting units. Reporting units are organized based on our two product segments ((1) ready-mixed concrete and concrete related products and (2) precast concrete products) and geographic regions. We did not have a goodwill balance after the implementation of fresh start accounting on August 31, 2010. We acquired three ready-mix concrete plants during October 2010 which resulted in the recording of approximately $1.5 million of goodwill. We will test this goodwill for impairment during the fourth quarter of 2011 or sooner if events or circumstances indicate there may be an impairment.
     There was no impairment of goodwill as a result of our fourth quarter 2009 test. During the third quarter of 2009, we sold some of our ready-mixed concrete plants in the Sacramento California market. These plants and operations were included in our northern California ready-mixed concrete reporting unit, and $3.0 million of goodwill was allocated to these assets and included in the calculation of loss on sale. Concurrently with this sale, we performed an impairment test on the remaining goodwill for this reporting unit and on all other reporting units with remaining goodwill as a result of current economic conditions. The U.S. economic downturn and resulting impact on the U.S. construction markets impacted our revenue and expected future growth. The cost of capital had increased while the availability of funds from capital markets had not improved significantly. Lack of available capital impacted our customers by creating project delays or cancellations, thereby impacting our revenue growth and assumptions. The downturn in residential construction had not improved, and we saw the economic downturn affect the commercial sector of our revenue base. In addition, the California budget crisis adversely affected public works spending in that market. All these factors led to a more negative outlook for expected future cash flows and during the third quarter 2009, resulting in an impairment charge of $45.8 million, of which $42.2 million related to our northern California reporting unit.
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
     Our fair value analysis is supported by a weighting of three generally accepted valuation approaches.
     These valuation methods include the following:
•	Income Approach — discounted cash flows of future benefit streams;

•	Market Approach — public comparable company multiples of sales and earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”); and

•	Market Approach — multiples generated from recent transactions comparable in size, nature and industry.
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
     Income Approach — Discounted Cash Flows. This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next 15 years and the present residual value of the reporting unit. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, product pricing, sales volumes, costs and expenses and capital expenditures. These assumptions vary by each reporting unit depending on regional market conditions, including competitive position, degree of vertical integration, supply and demand for raw materials and other industry conditions. The discount rate used in the Income Approach, specifically, the weighted average cost of capital, used in our analysis for 2009 and 2008 was 15.0% and 14.0%, respectively. Our increased cost of capital assumption for 2009 and 2008 reflects the U.S. credit crisis which has negatively affected our ability to borrow cost effectively. The revenue compounded annual growth rates used in the Income Approach for 2009 and 2008 varied from -0.1% to 3.0%, depending on the reporting unit and the year. Our EBITDA margins derived from these underlying assumptions varied between approximately 3% to 22% for 2008, depending on the reporting unit. For 2009, our EBITDA margins varied between approximately -8% and 18%, depending on the reporting unit. The terminal growth rate used in each year was 3.0%.
     Market Approach — Multiples of Sales and EBITDA. This valuation approach utilizes publicly traded construction materials companies’ enterprise values, as compared to their recent sales and EBITDA information. For the fourth quarter 2009 impairment test, we used an average sales multiple of 0.62 times and an average EBITDA multiple of 8.14 times. For the third quarter 2009 impairment test, we used an average sales multiple of 0.60 times and an average EBITDA multiple of 6.79 times in determining this market approach metric. For 2008, we used an average sales multiple of 0.48 times and an average EBITDA multiple of 5.29 times. These multiples are used as a valuation metric to our most recent financial performance. We use sales as an indicator of demand for our products/services and EBITDA because it is a widely used key indicator of the cash generating capacity of construction material companies.
     Market Approach — Comparisons of Recent Transactions. This valuation approach uses publicly available information regarding recent third-party sales transactions in our industry to derive a valuation metric of the target’s respective enterprise values over their EBITDA amounts. For 2009 and 2008, we did not weigh this market approach because current economic conditions did not yield significant recent transactions to derive an appropriate valuation metric. We utilize this valuation metric with each of our reporting units’ most recent financial performance to derive a “what if” sales transaction comparable, fair-value estimate.
     We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for the construction materials industry and widely accepted by investors. The estimated fair value of each reporting unit would change if our weighting assumptions under the three valuation approaches were materially modified. For the years ended December 31, 2009 and 2008, we weighted the Income Approach-Discounted Cash Flows 45% and the Market Approach Multiples of Sales and EBITDA 55%. No weighting was used in 2009 and 2008 for the Market Approach — comparison of Recent Transactions as described above.
     Detailed below is a table of key underlying assumptions for all reporting units utilized in the fair value estimate calculation for the years ended December 31, 2009 and 2008.

	2009	2008
Income Approach — Discounted Cash Flows
Revenue Growth Rates	(0.1%) to 4.0%	(0.1)% to 3.0%
Weighted Average Cost of Capital	15.0%	14.0%
Terminal Value Rate	3.0%	3.0%
EBITDA Margin Rate	(9%) to 20%	3% to 22%
Market Approach — Multiples of Sales & EBITDA
Sales Multiples Used	0.60-0.62	0.48
EBITDA Multiples Used	6.79-8.14	5.29
Market Approach — Comparison of Recent Transactions
EBITDA Multiples Used	N/A	N/A
     See Note 5 to our consolidated financial statements included in this report for additional information about our goodwill.
  Insurance Programs
     We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable. We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. We believe our workers’ compensation, automobile and general liability per occurrence retentions are consistent with industry practices, although there are variations among our business units. We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $10.6 million as of December 31, 2010, compared to $12.8 million as of December 31, 2009, which is currently classified in accrued liabilities. The decrease in 2010 is primarily attributable to improved loss experience and to the redemption of Superior which occurred in September 2010.
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
     We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Based on the assessment, we recorded a valuation allowance of $36.5 million at December 31, 2010 and $18.1 million at December 31, 2009. In determining the valuation allowance in 2010 and 2009, we used such factors as (i) cumulative federal taxable losses, (ii) the amount of deferred tax liabilities that we generally expect to reverse in the same period and jurisdiction that are of the same character as the temporary differences giving rise to our deferred tax assets and (iii) certain tax contingencies under authoritative accounting guidance related to accounting for uncertainty in income taxes which, should they materialize, would be offset by our net operating loss generated in 2008 through 2010. We provided a valuation allowance in 2010 and 2009 related to certain federal and state income tax attributes we did not believe we could utilize within the tax carryforward periods.
     In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. See Notes 4 and 17 to the consolidated financial statements for further discussion.
  Inventory
     Inventories are stated at the lower of cost or fair market value. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. Once the new cost basis is established, the value is not increased with any changes in circumstances that would indicate an increase after the remeasurement. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position.
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
Recent Accounting Pronouncements
     For a discussion of recently adopted accounting standards, see Note 4 to our consolidated financial statements included in this report.

Results of Operations
     The following table sets forth selected historical statement of operations information and that information as a percentage of total revenue for the years indicated.

	(amounts in thousands, except selling prices)
	Successor		Predecessor
	Period from September 1		Period from January 1
	through December 31, 2010		through August 31, 2010		Year Ended December 31, 2009

Revenue:
Ready-mixed concrete and concrete-related products	$141,132	92.3	$272,488	90.0	$442,663	91.2
Precast concrete products	16,561	10.8	39,457	13.0	56,959	11.7
Inter-segment revenue	(4,745)	(3.1)	(9,197)	(3.0)	(14,229)	(2.9)

Total revenue	$152,948	100.0%	$302,748	100.0%	$485,393	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$115,880	75.9	$228,294	75.4	$364,934	75.2
Precast concrete products	15,043	9.8	33,536	11.1	45,511	9.4
Goodwill and other asset impairments	—	—	—	—	47,595	9.8
Selling, general and administrative expenses	19,603	12.8	39,241	13.0	60,075	12.4
(Gain) loss on sale of assets	(11)	(0.0)	78	0.0	2,395	0.5
Depreciation, depletion and amortization	6,882	4.5	16,862	5.6	26,325	5.4

Income (loss) from continuing operations	(4,449)	(2.9)	(15,263)	(5.1)	(61,442)	(12.7)
Interest expense, net	3,385	2.2	17,369	5.7	25,941	5.3
Gain on purchases of senior subordinated notes	—	—	—	—	7,406	1.5
Derivative income	996	0.7	—	—	—	—
Other income, net	136	0.1	534	0.2	1,308	0.3

Income (loss) from continuing operations before reorganization items and income taxes	(6,702)	(4.4)	(32,098)	(10.6)	(78,669)	(16.2)
Reorganization items	—	—	(59,191)	(19.6)	—	—

Income (loss) from continuing operations before income taxes	(6,702)	(4.4)	27,093	9.0	(78,669)	(16.2)
Income tax provision (benefit)	(948)	(0.6)	1,576	0.6	(315)	0.0

Income (loss) from continuing operations	(5,754)	(3.8)	25,517	8.4	(78,354)	(16.2)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	(12,672)	(4.2)	(9,884)	(2.0)

Net income (loss) attributable to stockholders	$(5,754)	(3.8)%	$12,845	4.2%	$(88,238)	(18.2)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$93.53		$92.04		$96.38
Sales volume in cubic yards	1,280		2,525		3,948
  Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
   Revenue
     Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment decreased $29.1 million, or 6.6%, from $442.7 million in 2009 to $413.6 million in 2010. Our ready-mixed sales volume for

2010 was approximately 3.8 million cubic yards, down 3.6% from the 3.9 million cubic yards of concrete we sold in 2009. The decline reflected the continuing downturn in residential home construction activity that began in the second half of 2006 in all our major markets and the downturn in commercial construction and public works spending due to the ongoing economic downturn in the United States. In addition to the effects of lower sales volumes, was the approximate 4.0% decrease in the ready-mix average sales price per cubic yard of ready-mixed concrete during 2010, as compared to 2009.
     Precast concrete products. Revenue from our precast concrete products segment was down $1.0 million, or 1.7%, from $57.0 million in 2009 to $56.0 million in 2010. This decrease reflected the continued downturn primarily in residential and commercial construction in our San Diego, California market and lower commercial construction activity in our mid-Atlantic market.
     Cost of goods sold before depreciation, depletion and amortization
     Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment decreased $20.7 million, or 5.7%, from $364.9 million in 2009 to $344.2 million in 2010. As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 83.2% in 2010, as compared to 82.4% in 2009. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue was primarily attributable to fixed costs being spread over lower volumes and higher per unit delivery and plant costs due to repairs and maintenance, as compared to 2009.
     Precast concrete products. The increase in cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment of $3.1 million, or 6.7%, to $48.6 million in 2010 from $45.5 million in 2009, was primarily related to the mix of projects compared to 2009 in our Phoenix, Arizona and San Diego, California precast markets. As a percentage of precast concrete revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose from 79.9% in 2009 to 86.7% in 2010, reflecting decreased efficiency in our plant operations in San Diego, California, Phoenix, Arizona and in our mid-Atlantic markets, resulting from lower margin projects.
     Goodwill and other asset impairments. The Company performed an impairment test on goodwill and recorded an impairment charge of $45.8 million in 2009 related to our northern California and Atlantic Region reporting units. Additionally, we had an asset impairment charge of $1.6 million on assets that were 100% owned in the Michigan market. There were no goodwill or asset impairment charges recorded during 2010.
     Selling, general and administrative expenses. Selling, general and administrative expenses were $58.8 million in 2010, compared to $60.1 million in 2009. Excluding approximately $7.8 million in reorganization related costs incurred before our filing for Chapter 11 and after our emergence from Chapter 11, adjusted SG&A expenses were $51.0 million in 2010. The $9.1 million, or 15.2 percent, reduction in SG&A expense is the result of cost control measures implemented in 2009 and 2010, including reduced compensation as a result of workforce reductions, lower equity-based compensation expense and other administrative cost reductions.
     Loss on sale of assets. Our loss on sale of assets decreased to $0.1 million in 2010, compared to a loss of $2.4 million in 2009. The loss in 2009 was primarily attributable to a $3.0 million loss, after the allocation of $3.0 million of related goodwill, on the sale of certain ready-mixed concrete plants in our California market for $6.0 million.
     Depreciation, depletion and amortization. Depreciation, depletion and amortization expense for 2010 decreased $2.6 million to $23.7 million, as compared to $26.3 million for 2009, primarily due to lower asset valuations after the application of fresh-start accounting on August 31, 2010.
     Interest expense, net. Net interest expense for 2010 was down approximately $5.1 million to $20.8 million, compared to $25.9 million for 2009. The decrease is due primarily to the cancellation of Old Notes in accordance with the consummation of the Plan of Reorganization on August 31, 2010 and the cessation of recording interest expense on these notes after filing for Chapter 11 on April 29, 2010. This decrease is partially offset by interest incurred from May 2010 through August 2010 under the debtor-in-possession credit facility which was paid in full and cancelled on August 31, 2010 upon consummation of the Plan. Additionally, the Company incurred interest from September 2010 through December 2010 on borrowings under the Revolving Facility and the Convertible Notes.
     Gain on purchases of senior subordinated notes. During the first and second quarters of 2009, we purchased $12.4 million aggregate principal amount of the Old Notes in open-market transactions for approximately $4.8 million. This resulted in a gain of approximately $7.4 million after writing off a total of $0.2 million of previously deferred financing costs associated with the pro-rata amount of the Old Notes purchased. There was no gain recorded during 2010.

     Derivative income. During the four month period ended December 31, 2010, we recorded income of approximately $1.0 million related to fair value changes in our embedded Convertible Notes derivative and warrants. This fair value change was due primarily to changes in the price of our common stock and market changes in conventional debt interest rates.
     Reorganization items. Reorganization items net gain of $59.2 million during 2010 consisted of a $151.9 million gain on the cancellation of our Old Notes, partially offset by a $79.0 million loss on asset valuations resulting from fresh start accounting and $13.7 million of professional fees and other reorganization costs.
     Income tax provision (benefit). We recorded income tax expense allocated to continuing operations equal to approximately $1.6 million for the eight month period ended August 31, 2010. We recorded an income tax benefit of $0.9 million for the four month period ended December 31, 2010 and an income tax benefit of $0.3 million for the year ended December 31, 2009. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on bases different than pre-tax income (loss). This resulted in recording income tax expense in certain states that experience a pre-tax loss.
In accordance with GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of August 31, 2010, December 31, 2010 and December 31, 2009 for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability as of August 31, 2010, December 31, 2010 and December 31, 2009 was $0.8 million, $0.7 million and $1.8 million, respectively.
We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010 (See Note 1). Under our Plan, our Old Notes were cancelled, giving rise to cancellation of indebtedness income (“CODI”). The Internal Revenue Code (“IRC”) provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan. Based on the estimate of CODI and required tax attribute reduction, we believe the effects of the Plan will not cause a significant change in our recorded deferred tax liability. Our required reduction in tax attributes, or deferred tax assets, will be accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes. The allocation of the tax attribute reduction is an estimate and will not be finalized until the 2010 tax return, which includes the effective date of the Plan, is filed. Any changes in the estimate could impact deferred taxes.
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
     Loss from discontinued operations. In August 2010, the Company entered into a redemption agreement to exit the Michigan market with the divestiture of its interest in Superior. This divestiture closed in September 2010. In connection with the divestiture of Superior, we paid $640,000 in cash and issued the Promissory Note which requires that we pay Superior $750,000 on or before each of January 1, 2011 and January 1, 2012 in return for a release of certain liabilities and obligations and indemnification related to contingent underfunded pension liabilities. The $11.8 million loss related to the Redemption and results of operations of Superior have been included as discontinued operations for all periods presented. The allocable share of net loss of Superior to the minority interest owner (non-controlling interest), has also been reflected in discontinued operations for all periods presented.

	(Amounts in thousands, except selling prices)
	Year Ended December 31,
	2009		2008
	Predecessor		Predecessor
Revenue:
Ready-mixed concrete and concrete-related products	$442,663	91.2	$633,648	92.5
Precast concrete products	56,959	11.7	68,082	9.9
Inter-segment revenue	(14,229)	(2.9)	(16,309)	(2.4)

Total revenue	$485,393	100.0%	$685,421	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$364,934	75.2	$519,159	75.7
Precast concrete products	45,511	9.4	53,360	7.8
Goodwill and other asset impairments	47,595	9.8	135,613	19.8
Selling, general and administrative expenses	60,075	12.4	72,892	10.6
Loss on sale of assets	2,395	0.5	767	0.1
Depreciation, depletion and amortization	26,325	5.4	25,446	3.7

Income (loss) from operations	(61,442)	(12.7)	(121,816)	(17.7)
Interest expense, net	25,941	5.3	26,470	3.9
Gain on purchases of senior subordinated notes	7,406	1.5	—	—
Other income, net	1,308	0.3	1,836	0.3

Loss from continuing operations before income taxes	(78,669)	(16.2)	(146,450)	(21.3)
Income tax provision (benefit)	(315)	(0.0)	(17,996)	2.6

Loss from continuing operations	(78,354)	(16.2)	(128,454)	(18.7)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	(9,884)	(2.0)	(3,992)	(0.6)

Net loss attributable to stockholders	$(88,238)	(18.2)%	$(132,446)	(19.3)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$96.38		$96.19
Sales volume in cubic yards	3,948		5,674
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
  Revenue.
     Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment decreased $191.0 million, or 30.1%, from $633.7 million in 2008 to $442.7 million in 2009. Our ready-mixed sales volume for 2009 was approximately 3.9 million cubic yards, down 30.4% from the 5.7 million cubic yards of concrete we sold in 2008. The decline reflected the continuing downturn in residential home construction activity that began in the second half of 2006 in all our major markets and the downturn in commercial construction and public works spending due to the ongoing economic downturn in the United States.
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
     Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment decreased $154.2 million, or 29.7%, from $519.1 million in 2008 to

$364.9 million in 2009. These decreases were primarily associated with lower sales volumes in 2009. As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 82.4% in 2009, as compared to 81.9% in 2008. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue was primarily attributable to the effect of our fixed costs being spread over lower volumes and to higher per unit delivery costs, as compared to 2008.
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
     Selling, general and administrative expenses. Selling, general and administrative expenses were $60.1 million in 2009, compared to $72.9 million in 2008. This decrease was primarily due to reduced compensation as a result of workforce reductions in 2008 and 2009, lower incentive compensation accruals, lower litigation accruals and other administrative cost reductions such as in travel and entertainment costs and office expenses. This was partially offset by an increase in our bad debt provision when compared to 2008.
     Loss on sale of assets. Our loss on sale of assets increased to $2.4 million in 2009, compared to a loss of $0.8 million in 2008. We completed the sale of our ready-mixed concrete plants in the Sacramento, California market for $6.0 million, plus payment for inventory on hand at closing, during the third quarter of 2009. This sale resulted in a $3.0 million loss after the allocation of $3.0 million of related goodwill.
     Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $0.9 million, or 3.5%, from $25.4 million in 2008 to $26.3 million in 2009. The increase was attributable primarily to higher depreciation expense related to our new information system technology system, which was placed in service during 2008.
     Interest expense, net. Net interest expense for 2009 was down approximately $0.5 million to $26.0 million, compared to $26.5 million for 2008. This change was primarily due to the interest savings from the repurchase of some of the Old Notes and lower interest rates on borrowings under the Predecessor revolving credit agreement when compared to 2008. This was mostly offset by increased interest associated with higher amounts outstanding under the Predecessor revolving credit agreement.
     Gain on purchases of senior subordinated notes. During the first and second quarters of 2009, we purchased $12.4 million aggregate principal amount of the Old Notes in open-market transactions for approximately $4.8 million. This resulted in a gain of approximately $7.4 million after writing off a total of $0.2 million of previously deferred financing costs associated with the pro-rata amount of the Old Notes purchased.
     Income tax provision (benefit). We recorded an income tax benefit from continuing operations of $0.3 million for the full year 2009, as compared to $18.0 million in 2008. Our effective tax benefit rate was 0.4% for 2009 and 12.3% in 2008. For 2009, we applied a valuation allowance against certain of our deferred tax assets, including net operating loss carryforwards, which reduced the effective benefit rate from the expected statutory rate. In accordance with authoritative accounting guidance, a valuation allowance is required unless it is more likely than not that future taxable income or the reversal of deferred tax liabilities will be sufficient to recover deferred tax assets. In addition, certain state taxes are calculated on bases different than pre-tax loss. This resulted in us recording income tax expense for these states, which also lowered the effective benefit rate in 2009 compared to the statutory rate.
     Loss from discontinued operations. In August 2010, the Company entered into the Redemption Agreement to exit the Michigan market with the divestiture of its interest in Superior. This divestiture closed in September 2010. The results of operations of Superior have been included as discontinued operations for all periods presented. The allocable share of net loss of Superior to the minority interest owner (non-controlling interest), has also been reflected in discontinued operations for all periods presented. In 2009, we reported a loss of $9.9 million, net of income taxes, in discontinued operations. In 2008, the discontinued operations generated a loss of approximately $4.0 million, net of income taxes, which is primarily related to our disposition in Superior.

Inflation
     We experienced minimal increases in operating costs during 2010 related to inflation. However, in non-recessionary conditions cement prices and certain other raw material prices, including aggregates and diesel fuel prices, have generally risen faster than regional inflationary rates. When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to certain risks relating to our ongoing business operations. However, derivative instruments are not used to hedge these risks. As of December 31, 2009, we were not a party to any derivative financial instruments. As of December 31, 2010, we are required to account for derivative instruments as a result of the issuance of warrants and Convertible Notes associated with our emergence from Chapter 11 (see Note 14 to the consolidated financial statements). None of our derivatives manage business risk or are executed for speculative purposes.
     All derivatives are required to be recorded on the balance sheet at their fair values. Each quarter, we determine the fair value of our derivative liabilities and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $15.7 million at December 31, 2010 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $0.7 million, resulting in a loss in the same amount. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $2.1 million, resulting in a loss in the same amount. During the four month period ending December 31, 2010, we recorded income from fair value changes in our embedded Convertible Notes derivative of approximately $1.0 million due primarily to changes in the price of our common stock and market changes in conventional debt interest rates. Additionally, we recorded a loss from fair value changes in our warrants of approximately $0.1 million during the four month period ending December 31, 2010.
     Borrowings under our Credit Agreement expose us to certain market risks. Interest on amounts drawn varies based on the floating rates under the agreement. Based on the $8.0 million outstanding under this facility as of December 31, 2010, a one percent change in the applicable rate would change our annual interest expense by $0.1 million.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of U.S. Concrete, Inc.:
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries (Predecessor Company) at December 31, 2009 and the results of their operations and their cash flows for the period from January 1, 2010 to August 31, 2010, and for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests in 2009.
     As discussed in Note 2 to the consolidated financial statements, the Company and substantially all of its subsidiaries filed a petition on April 29, 2010 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Joint Plan of Reorganization was consummated on August 31, 2010 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 11, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of U.S. Concrete, Inc.:
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries (Successor Company) at December 31, 2010 and the results of their operations and their cash flows for the period from September 1, 2010 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed the Company’s Joint Plan of Reorganization (the “Plan”) on July 29, 2010. Confirmation of the Plan resulted in the discharge of all outstanding obligations under the Company’s 8.375% Senior Subordinated Notes and substantially alters the rights and interests of equity security holders as provided for in the Plan. The Plan was consummated on August 31, 2010 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on August 31, 2010.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 11, 2011

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts)

	December 31,
	(Successor)	(Predecessor)
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$5,290	$4,229
Trade accounts receivable, net	74,534	74,851
Inventories	29,396	30,960
Deferred income taxes	4,042	7,847
Prepaid expenses	3,803	3,729
Other current assets	6,366	6,973

Total current assets	123,431	128,589

Property, plant and equipment, net	140,274	239,917
Goodwill	1,481	14,063
Other assets	9,529	6,591
Assets held for sale	813	—

Total assets	$275,528	$389,160

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,164	$7,873
Accounts payable	37,056	37,678
Accrued liabilities	31,253	48,557
Derivative liabilities	15,727	—

Total current liabilities	85,200	94,108

Long-term debt, net of current maturities	52,017	288,669
Other long-term obligations and deferred credits	7,429	6,916
Deferred income taxes	4,749	9,658

Total liabilities	149,395	399,351

Commitments and contingencies (Note 20)

Equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000 shares authorized for successor and 60,000 for predecessor; 11,928 and 37,558 shares issued and outstanding as of December 31, 2010 and 2009)	12	38
Additional paid-in capital	131,875	268,306
Retained deficit	(5,754)	(280,802)
Cost of treasury stock, 552 common shares as of December 31, 2009	—	(3,284)

Total stockholders’ equity (deficit)	126,133	(15,742)
Non —controlling interest (Note 4)	—	5,551

Total equity	126,133	(10,191)

Total liabilities and equity	$275,528	$389,160

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor	Predecessor
	Period from
	September 1	Period from
	through	January 1	Year Ended	Year Ended
	December 31,	through August 31,	December 31,	December 31,
	2010	2010	2009	2008
Revenue	$152,948	$302,748	$485,393	$685,421
Cost of goods sold before depreciation, depletion and amortization	130,923	261,830	410,445	572,519
Goodwill and other asset impairments	—	—	47,595	135,613
Selling, general and administrative expenses	19,603	39,241	60,075	72,892
(Gain) loss on sale of assets	(11)	78	2,395	767
Depreciation, depletion and amortization	6,882	16,862	26,325	25,446

Loss from continuing operations	(4,449)	(15,263)	(61,442)	(121,816)
Interest expense, net	3,385	17,369	25,941	26,470
Gain on purchases of senior subordinated notes	—	—	7,406	—
Derivative income	996	—	—	—
Other income, net	136	534	1,308	1,836

Loss from continuing operations before reorganization items and income taxes	(6,702)	(32,098)	(78,669)	(146,450)
Reorganization items (Note 3)	—	(59,191)	—	—

Income (loss) from continuing operations before income taxes	(6,702)	27,093	(78,669)	(146,450)
Income tax provision (benefit)	(948)	1,576	(315)	(17,996)

Income (loss) from continuing operations	(5,754)	25,517	(78,354)	(128,454)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	(12,672)	(9,884)	(3,992)

Net income (loss) attributable to stockholders	$(5,754)	$12,845	$(88,238)	$(132,446)

Income (loss) per share attributable to stockholders:
Income (loss) from continuing operations	$(0.48)	$0.70	$(2.17)	$(3.37)
Loss from discontinued operations, net of income tax	—	(0.35)	(0.27)	(0.11)

Net income (loss)	$(0.48)	$0.35	$(2.44)	$(3.48)

Weighted average shares outstanding:
Basic and diluted	11,928	36,699	36,169	38,099

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock		Additional	Retained		Non-	Total
	# of	Par	Paid-In	Earnings	Treasury	Controlling	Equity
	Shares	Value	Capital	(Deficit)	Stock	Interest	(Deficit)
BALANCE, December 31, 2007 (Predecessor)	39,361	$39	$267,817	$(60,118)	$(2,633)	$14,192	$219,297
Employee purchase of ESPP shares	213	—	717	—	—	—	717
Stock-based compensation	572	1	3,511	—	—	—	3,512
Cancellation of shares	(61)	—	—	—	—	—	—
Repurchase of shares	(3,148)	(3)	(6,592)	—	—	—	(6,595)
Purchase of treasury shares	(144)	—	—	—	(497)	—	(497)
Net loss	—	—	—	(132,446)	—	(3,625)	(136,071)

BALANCE, December 31, 2008 (Predecessor)	36,793	$37	$265,453	$(192,564)	$(3,130)	$10,567	$80,363

Employee purchase of ESPP shares	408	—	472	—	—	—	472
Stock-based compensation	497	1	2,381	—	—	—	2,382
Cancellation of shares	(47)	—	—	—	—	—	—
Purchase of treasury shares	(93)	—	—	—	(154)	—	(154)
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	1,609	1,609
Net loss	—	—	—	(88,238)	—	(6,625)	(94,863)

BALANCE, December 31, 2009 (Predecessor)	37,558	$38	$268,306	$(280,802)	$(3,284)	$5,551	$(10,191)

Stock-based compensation	—	—	1,073	—	—	—	1,073
Cancellation of shares	(70)	—	—	—	—	—	—
Purchase of treasury shares	(123)	—	—	—	(70)	—	(70)
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	2,481	2,481
Net loss	—	—	—	(55,751)	—	(8,032)	(63,783)

BALANCE, August 31, 2010 (Predecessor)	37,365	$38	$269,379	$(336,553)	$(3,354)	$—	$(70,490)
Cancellation of predecessor common stock	(37,365)	(38)	(3,316)	—	3,354	—	—
Plan of reorganization and fresh start valuation adjustments	—	—	1,895	68,595	—	—	70,490
Elimination of predecessor accumulated deficit	—	—	(267,958)	267,958	—	—	—

BALANCE, August 31, 2010 (Predecessor)	—	$—	$—	$—	$—	$—	$—
Issuance of new common stock in connection with emergence from Chapter11	11,928	12	131,571	—	—	—	131,583

BALANCE, August 31, 2010 (Successor)	11,928	$12	$131,571	$—	$—	$—	$131,583
Stock-based compensation	—	—	304	—	—	—	304
Net loss			—	(5,754)	—	—	(5,754)

BALANCE, December 31, 2010 (Successor)	11,928	$12	$131,875	$(5,754)	$—	$—	$126,133

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	Period from	Period from
	September	January 1
	1 through	through	Year Ended	Year Ended
	December	August 31,	December	December
	31, 2010	2010	31, 2009	31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,754)	$4,811	$(94,863)	$(136,071)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and other asset impairments	—	18,200	54,745	135,631
Reorganization items	—	(57,686)	—	—
Depreciation, depletion and amortization	6,882	18,403	29,621	29,902
Debt issuance cost amortization	1,104	7,756	1,805	1,674
Gain on purchases of senior subordinated notes	—	—	(7,406)	—
Net (gain) loss on sale of assets	(11)	78	2,267	234
Net gain on derivative	(996)	—	—	—
Deferred income taxes	(93)	(966)	851	(14,866)
Provision for doubtful accounts	567	1,200	3,282	1,923
Stock-based compensation	304	1,073	2,382	3,512
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	10,869	(26,119)	22,136	2,032
Inventories	(678)	(2,310)	1,697	287
Prepaid expenses and other current assets	2,459	(3,158)	6,618	(830)
Other assets and liabilities, net	(1,002)	249	(1,708)	265
Accounts payable and accrued liabilities	(19,331)	12,423	(13,416)	5,985

Net cash provided by (used in) operating activities	(5,680)	(26,046)	8,011	29,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,790)	(4,475)	(13,939)	(27,783)
Payments for acquisitions, net of cash received of $1,000 in 2008	(676)	—	(5,214)	(23,759)
Proceeds from disposals of property, plant and equipment	31	252	10,135	4,403
Disposals of business units	—	—	—	7,583
Other investing activities	(640)	—	—	40

Net cash used in investing activities	(3,075)	(4,223)	(9,018)	(39,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Notes	—	55,000	—	—
Proceeds from Credit Agreement	47,214	2,063	—	—
Repayments on Credit Agreement	(39,214)	(2,063)	—	—
Proceeds from prepetition borrowings	—	51,172	190,293	151,897
Repayments of prepetition borrowings	—	(67,872)	(185,888)	(145,051)
Proceeds from debtor-in-possession facility	—	161,182	—	—
Repayments from debtor-in-possession facility	—	(161,182)	—	—
Net proceeds from (repayments on) other borrowings	(408)	1,251	—	—
Financing costs	—	(9,469)	—	(160)
Purchases of senior subordinated notes	—	—	(4,810)	—
Proceeds from issuances of common stock	—	—	472	717
Shares purchased under common stock buyback program	—	—	—	(6,595)
Purchase of treasury shares	—	(70)	(154)	(497)
Non-controlling interest capital contributions	—	2,481	—	—

Net cash provided by (used in) financing activities	7,592	32,493	(87)	311

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,163)	2,224	(1,094)	(9,527)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,453	4,229	5,323	14,850

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,290	$6,453	$4,229	$5,323

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,690	$2,687	$25,056	$25,587
Cash (refund) paid for income taxes	$(849)	$252	$(4,663)	$(2,148)
The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND EMERGENCE FROM CHAPTER 11
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
     Developments Leading to Chapter 11
     Since the middle of 2006, the United States building materials construction market has been challenging. Currently, the construction industry, particularly the ready-mixed concrete industry, is characterized by significant overcapacity and fierce competitive activity. From 2007 through 2010, we have implemented a variety of cost reduction initiatives, including workforce reductions, suspension of employee benefits, temporary plant idling, rolling stock dispositions and divestitures of nonperforming business units to reduce our operating and fixed costs.
     Despite these initiatives, our business and financial performance were severely affected by the overall downturn in construction activity, particularly the steep decline in single-family home starts in the U.S. residential construction markets, the turmoil in the global credit markets and the U.S. economic downturn. These conditions have had a significant impact on demand for our products since the middle of 2006 and continuing through 2010. We have also experienced pricing pressure and our ready-mixed concrete pricing has declined in 2010 compared to 2009 in most of our markets, which has negatively impacted our gross margins.
     The continued weakening economic conditions, including ongoing softness in residential construction, reduction in demand in the commercial sector and delays in anticipated public works projects in many of our markets, combined to cause a significant reduction in our liquidity during 2010. We retained legal and financial advisors to assist us in reviewing the strategic and financing alternatives available to us. We also engaged in discussions with the holders of our previously outstanding 8.375% Senior Subordinated Notes due 2014 (the “Old Notes”) regarding a permanent restructuring of our capital structure.
     We reached an agreement with a substantial majority of the holders of our Old Notes on the terms of a comprehensive debt restructuring plan in April, 2010. To implement the restructuring, on April 29, 2010 (the “Petition Date”) we and certain of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The Bankruptcy Court ordered joint administration of the Chapter 11 Cases under the lead case: In re U.S. Concrete, Inc., Case No. 10-11407 (the “Chapter 11 Cases”). The restructuring did not involve Superior’s operations.
     Chapter 11 Bankruptcy and Emergence
     On July 29, 2010, the Bankruptcy Court entered an order confirming the Debtors’ Joint Plan of Reorganization, which was originally filed with the Bankruptcy Court on the Petition Date, supplemented on July 19, 2010 and July 22, 2010, and amended on July 27, 2010 (as so amended and supplemented, the “Plan”). On August 31, 2010 (the “Effective Date”), the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective.
     The consummation, on the Effective Date, of our reorganization under the Plan provided for the following:
•	all outstanding obligations under our Old Notes were cancelled and the indenture governing the Old Notes was terminated;
•	all amounts outstanding under the Revolving Credit, Term Loan and Guarantee Agreement (the “DIP Credit Agreement”) were paid and such agreement was terminated in accordance with its terms;
•	all of our then existing equity securities, including our common stock (the “Old Common Stock”), all options to purchase the Old Common Stock and all rights to purchase the Company’s Series A Junior Participating Preferred Stock pursuant to a Rights Agreement, dated as of November 5, 2009, were cancelled.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•	the following equity incentive plans, and all awards granted under such plans, were terminated (i) 1999 Incentive Plan of U.S. Concrete, Inc.; (ii) U.S. Concrete, Inc. 2000 Employee Stock Purchase Plan; (iii) 2001 Employee Incentive Plan of U.S. Concrete, Inc.; and (iv) U.S. Concrete, Inc. 2008 Incentive Plan;
•	issuance of (i) approximately 11.9 million shares of Common Stock to holders of the Old Notes, (ii) Class A Warrants (the “Class A Warrants”) to purchase aggregate of approximately 1.5 million shares of common stock to holders of Old Common Stock and (iii) Class B Warrants (the “Class B Warrants”) to purchase aggregate of approximately 1.5 million shares of common stock to holders of Old Common Stock, (see Note 16 to our consolidated financial statements for more information on the Class A and Class B Warrants);
•	adoption of a management equity incentive plan (the “Incentive Plan”), under which 9.5% of the equity of the reorganized Company authorized pursuant to the Plan, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the reorganized Company;
•	entry into a new credit agreement, dated as of August 31, 2010 (the “Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”), (see “Liquidity and Capital Resources” below for more information on the Credit Agreement); and
•	issuance of $55.0 million aggregate principal amount of 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) pursuant to a subscription offering, (see “Liquidity and Capital Resources” below for more information on the Convertible Notes).
     Our Old Common Stock ceased trading on the NASDAQ Global Select Market on May 10, 2010 and was traded in the over-the-counter market until the Effective Date. Upon the Effective Date of the Plan, the Old Common Stock was cancelled and holders of the Old Common Stock received Class A Warrants and Class B Warrants. The common stock issued to holders of the Old Notes on the Effective Date began trading on the over-the-counter Bulletin Board (the “OTC Bulletin Board” or “OTC BB”) on October 15, 2010 under the symbol “USCR” and began trading on the NASDAQ Capital Market on February 1, 2011 under the symbol “USCR”.
2. FRESH START ACCOUNTING AND EFFECTS OF THE PLAN
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
     Under ASC 852, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh-start accounting, which for us is August 31, 2010, the date the Debtors emerged from Chapter 11. To facilitate this calculation, we first determined the enterprise value of the Successor Company. The valuation methods included (i) a discounted cash flow analysis, considering a range of the weighted average cost of capital between 14.5% and 15.5% and multiples of projected earnings of between 6.5 and 7.5 times for its terminal value, (ii) a market multiples analysis, considering multiple ranges of between 12.6 and 13.6 times based on a one year forward multiple and 10.5 and 11.5 times based on a two year forward multiple (iii) precedent transaction multiples of between 7 and 8 times. This analysis resulted in an estimated enterprise value of between $180.0 million and $208.0 million. We utilized an enterprise value for fresh start accounting near the mid-point of this range.
     The estimated enterprise value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the Plan. The estimates and assumptions made in the valuation are inherently

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	August 31, 2010
		Plan of		Fresh Start
		Reorganization		Accounting
	Predecessor	Adjustments		Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$8,516	$(2,063)	o	—		$6,453
Trade accounts receivable, net	85,970	—		—		85,970
Inventories	29,853	—		(1,268)	l	28,585
Deferred income taxes	23,419	—		(5,006)	p	18,413
Prepaid expenses	4,535	75	a	—		4,610
Other current assets	7,742	—		—		7,742
Assets held for sale	18,871	—		—		18,871

Total current assets	178,906	(1,988)		(6,274)		170,644

Property, plant and equipment, net	207,012	—		(64,712)	l	142,300
Goodwill	14,063	—		(14,063)	l	—
Other assets	3,894	6,100	b	1,045	l	11,039
Asset held for sale	3,272	—		—		3,272

Total assets	$407,147	$4,112		$(84,004)		$327,255

LIABILITIES AND EQUITY (DEFICIT)
Liabilities not subject to compromise:
Current liabilities:
Current maturities of long-term debt	$52,553	$(51,875)	c	—		$678
Accounts payable and accrued liabilities	85,095	3,186	d	—		88,281
Derivative liabilities	—	16,723	m	—		16,723
Liabilities held for sale	20,976	—		—		20,976

Total current liabilities	158,624	(31,966)		—		126,658

Long-term debt, net of current maturities	488	41,400	e	—		41,888
Other long-term obligations and deferred credits	8,505	(592)	n	—		7,913
Deferred income taxes	24,264	—		(5,051)	p	19,213

Total long-term liabilities	33,257	40,808		(5,051)		69,014
Liabilities subject to compromise	285,756	(285,756)	f	—		—

Total liabilities	477,637	(276,914)		(5,051)		195,672

Commitments and contingencies	—	—		—		—

Deficit:
Preferred stock	—	—		—		—
Common stock	38	(26)	g	—		12
Additional paid-in capital	269,379	130,150	h	(267,958)	k	131,571
Retained earnings (deficit)	(336,553)	147,548	i	189,005	k	—
Treasury stock, at cost	(3,354)	3,354	j	—		—

Total stockholders’ equity (deficit)	(70,490)	281,026		(78,953)		131,583
Non-controlling interest	—	—		—		—

Total equity (deficit)	(70,490)	281,026		(78,953)		131,583

Total liabilities and equity (deficit)	$407,147	$4,112		$(84,004)		$327,255

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to Plan of Reorganization and Fresh Start Accounting Adjustments:

a.	Reflects the capitalization of a prepaid annual banking fee related to the Convertible Notes and Credit Agreement.

b.	Reflects the capitalization of deferred financing costs related to the Convertible Notes and Credit Agreement.

c.	Reflects repayment of amounts outstanding under the DIP Credit Agreement pursuant to the Plan.

d.	Reflects the accrual and payment of certain professional fees and accrued interest. Also includes the accelerated recognition of the current portion of deferred gains related to the cancellation of an interest rate swap transaction on the Old Notes.

e.	Reflects the issuance of the Convertible Notes in the amount of $55.0 million pursuant to the Plan net of the derivative liability in the amount of $13.6 million which was bifurcated and separately recorded.

f.	Reflects the extinguishment of liabilities subject to compromise (“LSTC”) at emergence. LSTC was comprised of $272.6 million of Old Notes and $13.2 million of related accrued interest. The holders of the Old Notes received common stock of the successor entity.

g.	Reflects the issuance of 11.9 million shares in new common stock at $0.001 par value and the extinguishment of 38.3 million shares ($0.001 par) of Old Common Stock.

h.	Reflects the net adjustment to additional paid-in capital (“APIC”) due to the retirement of Old Common Stock and treasury stock, the issuance of new common stock, and the impact of charges due to unrecognized equity-based compensation.

i.	Reflects the net impact of Plan adjustments on retained earnings due to the gain on extinguishment of debt and other reorganization charges.

j.	Reflects the cancellation of Predecessor treasury stock.

k.	Reflects the net impact of the loss on revaluation of assets resulting from fresh-start reporting and the elimination of the Predecessor’s historical accumulated deficit, resulting in Successor’s equity value of $131.6 million.

l.	Reflects fair value adjustments resulting from fresh-start reporting.

m.	Reflects the issuance of warrants to purchase new Common Stock pursuant to the Plan and the derivative liability recorded in connection with the Convertible Notes.

n.	Reflects recognition of deferred gain related to the cancellation of an interest rate swap transaction on the Old Notes.

o.	Reflects net cash impact from the issuance of new debt net of payment of existing debt facilities and other costs.

p.	Reflects adjustments to deferred taxes resulting from fresh start accounting.
3. REORGANIZATION ITEMS
     In accordance with authoritative accounting guidance issued by the FASB, separate disclosure is required for reorganization items, such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business, which have been realized or incurred during the Chapter 11 Cases.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Reorganization items were comprised of the following (in thousands):

Predecessor
Period from
Jan 1
through
August 31, 2010
Gain from cancellation of debt	$151,872
Loss from fresh start valuation adjustments	(78,955)
Professional fees	(9,243)
Write-off of Old Notes deferred financing costs	(4,483)

Total reorganization items, net	$59,191

     In addition to the amounts reflected in reorganization items in the above table, prior to the Petition Date, we incurred professional fees related to our reorganization of approximately $5.0 million that are included in selling, general and administrative expenses for the eight-month period ended August 31, 2010 in the Condensed Consolidated Statements of Operations. Additionally, we wrote off approximately $1.6 million of unamortized deferred financing costs during the second quarter of 2010 related to our prepetition credit agreement that has been included in interest expense in the eight-month period ended August 31, 2010 in the Condensed Consolidated Statements of Operations. The amounts due under the prepetition credit agreement were paid in full with a portion of the proceeds from our DIP Credit Agreement. For the four-month period from September 1, 2010 through December 31, 2010, we incurred approximately $1.9 million of professional fees related to our reorganization that is included in selling, general and administrative expenses.
4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Basis of Presentation
     The consolidated financial statements consist of the accounts of U.S. Concrete, Inc. and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated. In August 2010, we entered into a redemption agreement to redeem our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”). This redemption was finalized and closed on September 30, 2010 and is discussed in Note 8. The results of operations of Superior, net of the minority owner’s 40% interest, have been included in discontinued operations in our condensed consolidated statements of operations for all periods presented. We reflect the minority owner’s 40% interest in income, net assets and cash flows of Superior as a non-controlling interest in our condensed consolidated financial statements.
   Cash and Cash Equivalents
     We record as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase. Cash held as collateral or escrowed for contingent liabilities is included in other current and noncurrent assets based on the expected release date of the underlying obligation.
     During the four month period from September 1, 2010 through December 31, 2010, we had non-cash investing activities of $2.6 million related to promissory notes issued as part of an acquisition of three ready-mixed plants in our West Texas market and non-cash investing activities of $1.5 million related to the redemption of Superior.
   Inventories
     Inventories consist primarily of cement and other raw materials, precast concrete products and building materials that we hold for sale or use in the ordinary course of business. Inventories are stated at the lower of cost or fair market value using the average cost and first-in, first-out methods. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. Once the new cost basis is established, the value is not increased with any changes in circumstances that would indicate an increase after the remeasurement. If actual product demand or market conditions are less favorable than those projected by

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management, additional inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position.
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
     We evaluate the recoverability of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the applicable construction sector and other factors. If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of by sale are reflected at the lower of their carrying amounts, or fair values, less cost to sell. See Note 6 for further discussion of asset impairments during 2009.
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
     Intangible assets with definite lives consist principally of covenants not-to-compete established with former owners and other key management personnel in business combinations and are amortized over the period that we believe best reflects the period in which the economic benefits will be consumed. We evaluate intangible assets with definite lives for recoverability when events or circumstances indicate that these assets might be impaired. We test those assets for impairment by comparing their respective carrying values to estimates of the sum of the undiscounted future net cash flows expected to result from the assets. If the carrying amount of an asset exceeds the sum of the undiscounted net cash flows we expect from that asset, we recognize an impairment loss based on the amount by which the carrying value exceeds the fair value of the asset. See Note 5 for further discussion of goodwill and goodwill impairments in 2009. Our covenants not-to-compete are not material.
   Debt Issue Costs
     We amortize debt issue costs related to our Credit Agreement and Convertible Notes as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $8.7 million as of December 31, 2010. During 2009, we amortized

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
debt issuance costs related to our prepetition revolving credit facility and the Old Notes and the unamortized balance was $4.9 million as of December 31, 2009. The prepetition revolving credit facility and the Old Notes were paid in full and canceled as part of our restructuring in 2010 (See Note 1) and the debt issue costs were written-off (See Note 3). We include unamortized debt issue costs in other assets.
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
   Insurance Programs
     We maintain third-party insurance coverage against certain risks. Under our insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. In connection with these automobile, general liability and workers’ compensation insurance programs, we have entered into standby letters of credit agreements totaling $16.5 million at December 31, 2010. We fund our deductibles and record an expense for losses we expect under the programs. We determine expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions. The amounts accrued for self-insured claims were $10.6 million as of December 31, 2010 and $12.8 million as of December 31, 2009. We include those accruals in accrued liabilities.
   Asset Retirement Obligations
     Existing authoritative accounting guidance requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is amortized over the life of the asset. The liability is accreted at the end of each reporting period through charges to operating expenses. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement. Asset retirement obligations accrued at December 31, 2010 and 2009 were not material.
   Income Taxes
     We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have a valuation allowance of $36.5 million and $18.1 million as of December 31, 2010 and 2009, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
   Fair Value of Financial Instruments
     Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt and derivative liabilities. We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates. The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate, and the fair value of our Convertible Notes approximates carrying value at December 31, 2010. The fair value of the embedded derivative in our Convertible Notes that was bifurcated and separately valued was $12.5 at December 31, 2010 and the fair value of issued warrants was $3.2 at the same date. See Note 14 to our consolidated financial statements for further information regarding our derivative liabilities.
   Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, goodwill, accruals for self-insurance, income taxes, the valuation of inventory and the valuation and useful lives of property, plant and equipment.
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
     For the four month period ending December 31, 2010, our potentially dilutive shares include the shares underlying our Convertible Notes and stock options. The Convertible Notes may be converted into 5.2 million shares of our common stock and as of December 31, 2010, there were stock options that could result in the issuance of 0.2 million shares of common stock in the future. For the years ended December 31, 2009 and 2008 our potentially dilutive shares included stock options and stock awards. These potentially dilutive shares were excluded from the computation of diluted earnings per share for the four month period ended December 31, 2010 and the years ended December 31, 2009 and 2008 because their effect would have been anti-dilutive.
     Comprehensive Income
     Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2010, no differences existed between our consolidated net income and our consolidated comprehensive income.
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
     For additional discussion related to stock-based compensation, see Note 9.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Recent Accounting Pronouncements
     In February 2010, the FASB issued an update that removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements. The adoption did not have an impact on our consolidated financial statements.
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
5. GOODWILL
     We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets. The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We currently have seven reporting units. Reporting units are organized based on our two product segments ((1) ready-mix concrete and concrete related products and (2) precast concrete products) and geographic regions. We did not have a goodwill balance after the implementation of fresh start accounting on August 31, 2010. We acquired three ready-mix concrete plants during October 2010 which resulted in the recording of approximately $1.5 million of goodwill. We will test this goodwill for impairment during the fourth quarter of 2011 or sooner if events or circumstances indicate there may be an impairment.
     There was no impairment recorded as a result of the fourth quarter 2009 test. During the third quarter of 2009, we sold our ready-mixed concrete plants in Sacramento, California (see Note 8). These plants and operations were included in our northern California ready-mixed concrete reporting unit and $3.0 million of goodwill was allocated to these assets and included in the calculation of loss on sale. Concurrent with this sale, we performed an impairment test on the remaining goodwill for this reporting unit and on all other reporting units with remaining goodwill as a result of current economic conditions. The U.S. economic downturn and resulting impact on the U.S. construction markets impacted our revenue and expected future growth. The cost of capital had increased while the availability of funds from capital markets had not improved significantly. Lack of available capital impacted our customers by creating project delays or cancellations, thereby impacting our revenue growth and assumptions. The downturn in residential construction had not improved and we saw the economic downturn affect the commercial sector of our revenue base. In addition, the California budget crisis affected public works spending in this market. All these factors led to a more negative outlook for expected future cash flows and, during the third quarter of 2009, resulted in an impairment charge of $45.8 million, of which $42.2 million was related to our northern California reporting unit and the remaining amount related to our Atlantic Region reporting unit.
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
     As of December 31, 2010 and 2009, U.S. Concrete had no intangible assets with indefinite lives other than goodwill.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The change in goodwill from January 1, 2009 to December 31, 2010 is as follows (in thousands):

	Ready-Mixed
	Concrete and
	Concrete-Related	Precast Concrete
	Products	Products	Total
Balance at January 1, 2009 (Predecessor):
Goodwill	$332,352	$45,095	$377,447
Accumulated impairment	(283,182)	(35,068)	(318,250)

	49,170	10,027	59,197
Acquisitions (see Note 8)	3,596	—	3,596
Impairments	(45,776)	—	(45,776)
Allocated to assets sold	(2,954)	—	(2,954)

Balance at December 31, 2009 (Predecessor)	$4,036	$10,027	$14,063

Balance at December 31, 2009 (Predecessor):
Goodwill	$332,994	$45,095	$378,089
Accumulated impairment	(328,958)	(35,068)	(364,026)

	4,036	10,027	14,063
Fresh-start accounting adjustments	(4,036)	(10,027)	(14,063)

Balance at August 31, 2010 (Successor)	—	—	—
Acquisitions (see Note 8)	1,481	—	1,481

Balance at December 31, 2010 (Successor)	$1,481	$—	$1,481

Balance at December 31, 2010 (Successor):
Goodwill	1,481	—	1,481
Accumulated impairment	—	—	—

	$1,481	$—	$1,481

6. ASSET IMPAIRMENTS
     As described in Note 4, we redeemed our interest in Superior on September 30, 2010. However, we evaluated the recoverability of all our long-lived assets during the third quarter of 2009 given economic conditions. We measured recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. The Michigan market was significantly impacted by the global economic downturn and by events specific to its region, including the difficult operating conditions of the U.S. automotive industry, high unemployment rates and lack of public works spending. The decline in construction activity in each of our end-use markets negatively affected our outlook of future sales growth and cash flow. We identified an impairment related to the property, plant and equipment in our Michigan market and recorded a charge of $8.8 million, which represents the amount that the carrying value of these assets exceeded estimated fair value. This impairment included approximately $1.6 million on assets which were 100% owned by us and not Superior. The impairment related to Superior is included in discontinued operations.
7. DISCONTINUED OPERATIONS
     As disclosed in Note 8, we closed on the redemption of our 60% interest in Superior in September 2010. Accordingly, there were no assets and liabilities of Superior reflected on the consolidated balance sheet as of December 31, 2010. In August 2010, we entered into the Redemption Agreement and, in accordance with authoritative accounting guidance, wrote the net assets of this subsidiary down to the fair value less costs to sell. Additionally, we have presented the results of operations for all periods as discontinued operations.
     In the fourth quarter of 2007, we entered into a definitive agreement to dispose of one of our ready-mixed concrete business units. The sale of this business unit, headquartered in Memphis, Tennessee, occurred on January 31, 2008. This business unit was part of our ready-mixed concrete and concrete-related products segment. We presented the results of operations, net of tax, as discontinued operations in the accompanying consolidated statements of operations. The results of discontinued operations included in the accompanying consolidated statements of operations were as follows (in thousands):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor	Predecessor
	Period from
	September 1	Period from
	through	January 1	Year Ended	Year Ended
	December 31,	through August	December 31,	December 31,
	2010	31, 2010	2009	2008
Revenue	$5,931	$33,625	$49,092	$69,548
Operating expenses	(5,782)	(37,465)	(65,602)	(79,384)
Gain (loss) on redemption and disposal of assets	(120)	(18,200)	128	533

Loss from discontinued operations, before income taxes and non-controlling interest	29	(22,040)	(16,382)	(9,303)
Income tax benefit (expense)	(29)	1,358	(127)	1,686

Loss from discontinued operations before non controlling interest	—	(20,682)	(16,509)	(7,617)
Non-controlling interest	—	8,010	6,625	3,625

Loss from discontinued operations	$—	$(12,672)	$(9,884)	$(3,992)

8. ACQUISITIONS, DISPOSITIONS AND ASSETS HELD FOR SALE
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
     Pursuant to the Redemption Agreement, as consideration for the Redemption, Superior, Levy, the New Joint Venture Partner, and VCNA (the “Indemnifying Parties”) agreed to indemnify us and the Joint Venture Partners from, among other items: (i) facts or circumstances that occur on or after the closing of the Redemption (the “Closing”) and which relate to the post-closing ownership or operation of Superior; (ii) the Agreement Approving Asset Sale with Central States, Southeast Areas Pension Fund, dated March 30, 2007; (iii) the Company’s obligation to provide retiree medical coverage to current and former Levy subsidiary employees of Superior and its affiliates pursuant to the collective bargaining agreement between Superior and the Teamster’s Local Union No. 614; and (iv) Superior’s issuance of 500 Shares to the New Joint Venture Partner.
     At the closing of the Redemption on September 30, 2010, the Company and the Joint Venture Partners collectively paid $640,000 in cash and issued a $1.5 million promissory note (the “Promissory Note”) to Superior as partial consideration for the indemnification and other consideration provided by the Indemnifying Parties pursuant to the Redemption Agreement.
     The Promissory Note does not bear interest and requires the Company and the Joint Venture Partners to pay Superior $750,000 on or before each of January 1, 2011 and January 1, 2012. The Promissory Note may be prepaid, in whole or in part, without premium, penalty or additional interest. We recognized a loss of approximately $11.8 million from redeeming our interest in Superior. We and the Joint Venture Partners have also agreed, for a period of five (5) years after the Closing not to compete with Superior in the State of Michigan, subject to certain exceptions.
     The results of Superior have been included in discontinued operations for the periods presented in the consolidated statements of operations. See Note 7 for more information.
     Other
     In October 2010, we acquired three ready-mixed concrete plants and related assets in the west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million and have issued promissory notes for the

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
remaining $2.6 million. During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California and as such have classified these assets as held for sale. These assets are recorded at the estimated fair value less costs to sell of approximately $0.8 million. There were no assets held for sale as of December 31, 2009.
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
     The pro forma impacts of our 2010, 2009 and 2008 acquisitions have not been included due to the fact that they were immaterial to our financial statements individually and in the aggregate.
9. STOCK-BASED COMPENSATION
     Management Equity Incentive Plan
     We adopted a management equity incentive plan (the “Incentive Plan”) via approval of the Bankruptcy Court, effective as of August 31, 2010, under which 9.5% of the equity of the reorganized Company authorized pursuant to the Plan, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the reorganized Company. The Incentive Plan enables us to grant stock options, stock appreciation rights, stock awards, cash awards and performance awards.
     We reserved 2.2 million shares of common stock for use in connection with the Incentive Plan and as of December 31, 2010, there were 1.5 million shares remaining for future issuance. By no later than the fifth anniversary of the Effective Date, all shares of common stock reserved for issuance under the Incentive Plan are required to be subject to an outstanding award or to have been delivered pursuant to the settlement of an award. Within thirty days following the Effective Date, thirty-five percent of the shares of common stock available for delivery pursuant to awards were required to be allocated to employee awards. No more than five percent of the shares of Common Stock available for delivery pursuant to awards were to be allocated to director awards. Each participant who receives an award in the form of restricted stock units will also concurrently receive an award for an equal amount of incentive restricted stock units (which represent the right to receive 0.35020 of a share of common stock upon satisfaction of certain criteria).

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Predecessor Incentive Plans
     Our 2001 Employee Incentive Plan and 2008 Incentive Plan were cancelled as part of our Plan on August 31, 2010. These predecessor plans enabled us to grant nonqualified and incentive options, restricted stock, stock appreciation rights and other long-term incentive awards to our employees and nonemployee directors (except that none of our officers or directors were eligible to participate in our 2001 Plan), and in the case of the 2001 Employee Incentive Plan, also to nonemployee consultants and other independent contractors who provided services to us. Option grants under these plans generally vested either over a four-year period or, in the case of option grants to non-employee directors, six months from the grant.
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
     For the four month period ended December 31, 2010, we recognized stock-based compensation expense related to restricted stock units and stock options of approximately $0.3 million. For the eight month period ended August 31, 2010 and year ended December 31, 2009, we recognized stock-based compensation expense related to restricted stock and stock options of approximately $1.1 million and $2.4 million, respectively. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.
     As of December 31, 2010, there was approximately $3.3 million of unrecognized compensation cost related to unvested restricted stock awards and stock options which we expect to recognize over a weighted average period of approximately three years.
     Successor Restricted Stock Units
     Since August 31, 2010, we issue restricted stock awards under our incentive compensation plan that generally vest over three years on a quarterly basis. The restricted stock units are subject to restrictions on transfer and certain conditions to vesting. During the restriction period, the holders of restricted stock units are not entitled to vote and receive dividends on those restricted units as the restricted stock units do not represent outstanding shares of our common stock.
     Restricted stock unit activity from the Effective Date though December 31, 2010 was as follows (shares in thousands):

		Weighted-
	Number	Average
	of	Grant Date
	Units	Fair Value
Unvested restricted stock units outstanding at August 31, 2010	—	$—
Granted	412	8.00
Vested	—	—
Canceled	(7)	8.00

Unvested restricted stock units outstanding at December 31, 2010	405	$8.00

     There was an equivalent number of incentive restricted stock units issued during the four month period ended December 31, 2010 which represent the right to receive 0.35020 of a share of common stock upon satisfaction of certain criteria. Compensation expense associated with awards of restricted stock under our incentive compensation plans was $0.3 million for the four months ended December 31, 2010.
Predecessor Restricted Stock
     We issued restricted stock awards under our predecessor incentive compensation plans prior to the Effective Date. These awards vested over specified periods of time, generally four years. The shares of restricted common stock were subject to restrictions on transfer and certain conditions to vesting. During the restriction period, the holders of restricted shares were entitled to vote and receive dividends, if any, on those shares.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Compensation expense associated with awards of restricted stock under our predecessor incentive compensation plans was $1.0 million for the eight month period ended August 31, 2010, $2.1 million in 2009 and $3.4 million in 2008.
Successor Stock Options
     Proceeds from the exercise of stock options are credited to common stock at par value, and the excess is credited to additional paid-in capital. As of December 31, 2010, there were 1.5 million shares of our common stock remaining available for awards under the Incentive Plan.
     We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option pricing model. We determined the expected volatility using the historical and implied volatilities of a peer group of companies given the limited trading history of our successor common stock. For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of an option represents the weighted average period of time that an option grant is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns. The significant weighted-average assumptions relating to the valuation of our stock options were as follows:

Four Month
Period Ended
December 31, 2010
Dividend yield	0.0%
Volatility rate	40%
Risk-free interest rate	2.01%
Expected option life (years)	4-7
     We granted approximately 245,000 stock options during the four month period ended December 31, 2010. Compensation expense related to stock options was approximately $30,000 during this period. Stock option activity information for the four month period ended December 31, 2010 was as follows (shares in thousands):

	Number	Weighted-
	of Shares	Average
	Underlying	Exercise
	Options	Price
Options outstanding at August 31, 2010	—	$—
Granted	245	17.23
Exercised	—	—
Canceled	(5)	17.23

Options outstanding at December 31, 2010	240	$17.23

Options exercisable at December 31, 2010	—	$—

     The aggregate intrinsic value of outstanding options and exercisable options at December 31, 2010 was zero. The weighted average remaining contractual term for outstanding options at December 31, 2010 was approximately ten years. No shares had vested as of December 31, 2010.
     Stock option information related to the nonvested options for the four month period ended December 31, 2010 was as follows (shares in thousands):

	Number	Weighted-
	of Shares	Average Grant
	Underlying	Date Fair
	Options	Value
Nonvested options outstanding at August 31, 2010	—	$—
Granted	245	1.46
Vested	—	—
Canceled	(5)	1.46

Nonvested options outstanding at December 31, 2010	240	$1.46

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Predecessor Stock Options
     We estimated the fair value of each of our stock option awards granted under predecessor plans on the date of grant using a Black-Scholes option pricing model. We determined the expected volatility using our common stock’s historic volatility. For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of an option represents the weighted average period of time that an option grant was expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns.
     There were no grants of stock options for the eight month period ended August 31, 2010. We granted 464,000 stock options for the year ended December 31, 2009. Compensation expense related to stock options was approximately $0.1 million for the eight month period ended August 31, 2010 and approximately $0.2 million in 2009.
Share Price Performance Units
     In August 2005, the compensation committee of our board of directors awarded approximately 163,000 share price performance units to certain salaried employees, other than executive officers and senior management. Those awards vested in four equal annual installments, beginning in May 2006 and ending in May 2009. Each share price performance unit is equal in value to one share of our common stock. Upon vesting, a holder of share price performance units received a cash payment from us equal to the number of vested share price performance units multiplied by the closing price of a share of our common stock on the vesting date. The value of these awards was accrued and charged to expense over the performance period of the units. We recognized compensation expense of $0.1 million in 2008 and recognized a reversal of compensation expense of $0.1 million in 2009. This is included in selling, general and administrative expenses on the Consolidated Statements of Operations. No share price performance units were granted in 2010, 2009 or 2008.
10. INVENTORIES
     Inventory available for sale at December 31 consists of the following (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Raw materials	$20,159	$18,128
Precast products	6,518	7,342
Building materials for resale	1,897	2,555
Other	822	2,935

	$29,396	$30,960

11. PROPERTY, PLANT AND EQUIPMENT
     A summary of property, plant and equipment is as follows (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Land and mineral deposits	$43,516	$77,843
Buildings and improvements	13,295	34,101
Machinery and equipment	57,124	153,214
Mixers, trucks and other vehicles	29,467	95,641
Other, including construction in progress	3,756	6,455

	147,158	367,254
Less: accumulated depreciation and depletion	(6,884)	(127,337)

	$140,274	$239,917

     As of December 31, the carrying amounts of mineral deposits were $13.6 million in 2010 and $25.0 million in 2009.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS
     Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Successor	Predecessor	Predecessor
	December 31,	August 31,	December 31,	December 31,
	2010	2010	2009	2008
Balance, beginning of period	$—	$5,264	$3,088	$3,102
Provision for doubtful accounts	567	1,200	3,282	1,923
Uncollectible receivables written off, net of recoveries	—	(821)	(1,106)	(1,937)
Joint Venture redemption	—	(1,088)	—	—

Balance, end of period	$567	$4,555	$5,264	$3,088

     The allowance for doubtful accounts receivable was $4.6 million prior to the adoption of fresh start accounting on August 31, 2010 as shown above. After the adoption of fresh start accounting, the allowance for doubtful accounts receivable was zero as our accounts receivable balances were recorded at fair value.
     Accrued liabilities consist of the following (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Accrued compensation and benefits	$2,948	$3,479
Accrued interest	588	5,826
Accrued insurance	11,424	13,699
Other	16,293	25,553

	$31,253	$48,557

13. DEBT
     A summary of our debt and capital leases is as follows (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Senior secured credit facility due 2014	$8,000	$—
Convertible secured notes due 2015	41,954	—
Prepetition senior secured credit facility	—	16,700
Old Notes	—	271,756
Notes payable and other financing	2,647	2,319
Superior Materials Holdings, LLC secured credit facility	—	5,604
Capital leases	580	163

	53,181	296,542
Less: current maturities	1,164	7,873

Total long-term debt	$52,017	$288,669

     The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate, and the fair value of our Convertible Notes was approximately $63.0 million, including the embedded derivative of $12.5 million, at December 31, 2010. The estimated fair value of our debt at December 31, 2009 was $188.7 million.
     The principal amounts due under our debt and capital leases as of December 31, 2010, for the next five years is as follows (in thousands):

Year ending December 31:
2011	$1,164
2012	551
2013	580
2014	8,583
Later years	55,349

$66,227

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Senior Secured Credit Facility due 2014
     On the Effective Date of the Plan, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based Revolving Facility. The Credit Agreement matures in August 2014. As of December 31, 2010, we had outstanding borrowings of $8.0 million and $21.4 million of undrawn standby letters of credit under the Revolving Facility. The availability under the Revolving Facility was approximately $30.6 million at December 31, 2010.
     Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Advances under the Revolving Facility are limited by a borrowing base of (a) 85% of the face amount of eligible accounts receivable plus (b) the lesser of (i) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible inventory and (ii) the sum of (A) 50% of the eligible inventory (other than eligible aggregates inventory) and (B) 65% of the eligible aggregates inventory plus (c) the lesser of (i) $15.0 million and (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks minus (d) such reserves as the Administrative Agent may establish from time to time in its permitted discretion. The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base. In addition, prior to the delivery of our financial statements for the fiscal quarter ended September 30, 2011, there will be an availability block of $15.0 million and after such date, unless the fixed charge coverage ratio for any trailing twelve month period is greater than or equal to 1.00:1.00, there will be an availability block of $15.0 million, to be increased monthly by $1.0 million up to a maximum of $20.0 million. Beginning with the fiscal month in which the availability block is eliminated and with respect to each fiscal month thereafter, at any time that availability under the Revolving Facility is less than $15.0 million, the Company must maintain a fixed charge coverage ratio of at least 1.00:1.00 until availability is greater than or equal to $15.0 million for a period of 30 consecutive days.
     Under the Credit Agreement, our capital expenditures may not exceed (i) $15.0 million in the aggregate from the Effective Date (August 31, 2010) through and including December 31, 2010 and (ii) 7.0% of our consolidated annual revenue for the trailing twelve month period ending on the last day of each fiscal quarter thereafter (commencing with the fiscal quarter ended March 31, 2011); provided that the amount of any capital expenditures permitted to be made in respect of the trailing twelve month period ending on March 31, 2011 shall be increased by a maximum of $7.5 million of the unused amount of capital expenditures that were permitted to be made during the fiscal year ended December 31, 2010. Our capital expenditures from the Effective Date through December 31, 2010 were approximately $1.8 million. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.
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
     In connection with the Credit Agreement, on the Effective Date we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with the Administrative Agent. Pursuant to the Security Agreement, all obligations under the Revolving Facility will be secured by (i) a first-priority perfected lien (subject to certain exceptions) in substantially all of our and certain of our subsidiaries present and after acquired inventory (including as-extracted collateral), accounts, certain specified

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
mixer trucks, deposit accounts, securities accounts, commodities accounts, letter of credit rights, cash and cash equivalents, general intangibles (other than intellectual property and equity in subsidiaries), instruments, documents, supporting obligations and related books and records and all proceeds and products of the foregoing and (ii) a perfected second-priority lien (subject to certain exceptions) on substantially all other present and after acquired property (including, without limitation, material owned real estate).
     Convertible Secured Notes due 2015
     On the Effective Date of the Plan, we issued $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering contemplated by the Plan. The Convertible Notes are governed by an indenture (the “Indenture”), dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments will be payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (See Note 14 to the consolidated financial statements). This discount will be accreted over the term of the Convertible Notes and included in interest expense.
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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Registration Rights Agreement
     In connection with the issuance of the Convertible Notes, we entered into a registration rights agreement, dated August 31, 2010 (the “Registration Rights Agreement”), under which we agreed, pursuant to the terms and conditions set forth therein, to register the Convertible Notes and the Common Stock into which the Convertible Notes convert. Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to file a registration statement covering the resale by the Electing Holders (as defined in the Registration Rights Agreement) of Convertible Notes that are Registrable Securities (as defined in the Registration Rights Agreement) by the first business day following the date that is 366 days following the Effective Date, and to file a registration statement covering the resale of shares of Common Stock that constitute Registrable Securities by the Electing Holders, on a delayed or continuous basis, within 180 days of the Issue Date. We are required to pay special interest if we fail to file either registration statement by the applicable deadline or if any registration statement required by the Registration Rights Agreement ceases to be effective for more than 45 days, with respect to any Registrable Securities that are Convertible Notes and are Restricted Securities (as defined in the Indenture). As of the date of this report, we had not filed a registration statement covering the resale of shares of Common Stock as described above within the 180 days of the Issue Date. Special interest is accruing from March 1, 2011 at approximately $350 per day.
     DIP Credit Agreement and Prepetition Credit Facility
     Effective as of May 3, 2010, we and certain of our subsidiaries entered into the DIP Credit Agreement which provided us with a debtor-in-possession term loan and revolving credit facility during Chapter 11. The DIP Credit Agreement was paid in full and cancelled on the Effective Date of the Plan. Our prepetition senior secured credit facility initially due 2011, was paid in full on May 3, 2010 with funds obtained under our DIP Credit Agreement and immediately terminated.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     Superior Credit Facility and Subordinated Debt
     As discussed in Note 8, we redeemed our 60% interest in Superior in September 2010. As a result, the debt balance under Superior’s credit facility at December 31, 2010 was zero. The outstanding borrowings under the Superior credit facility at December 31, 2009 were $5.6 million. As a condition precedent to the initial advance under the Superior credit agreement, U.S. Concrete Inc. and Levy were required to fund $3.6 million to Superior in the form of cash equity contributions, representing a prefunding of the respective obligations under certain support letters entered into in connection with the previous Superior Credit Agreement for the period from January 1, 2010 through September 30, 2010. Our portion of this cash obligation was $1.1 million. Additionally, we made capital contributions in the amount of $2.6 million during the first quarter of 2010 in lieu of cash payment of related party payables by Superior. In the first quarter of 2009, we provided subordinated debt capital in the amount of $2.4 million in lieu of receiving cash payment of related party payables from Superior. This subordinated debt was eliminated when Superior was consolidated with U.S. Concrete. Additionally, the minority partner, Levy, provided $1.6 million of subordinated debt capital to fund operations during the first quarter of 2009. During the third quarter of 2009, U.S. Concrete and Levy converted the subordinated debt capital into capital contributions to Superior.
14. DERIVATIVES
     General
     We are exposed to certain risks relating to our ongoing business operations. However, derivative instruments are not used to hedge these risks. We are required to account for derivative instruments as a result of the issuance of warrants and Convertible Notes associated with the emergence from Chapter 11 on August 31, 2010. None of our derivative contracts manage business risk or are executed for speculative purposes. As of December 31, 2009, we did not have any derivative instruments.
     Our derivative instruments are summarized as follows:

Derivative Instruments not designated as
hedging instruments under ASC 815	Balance Sheet Location	Fair Value
Warrants	Current derivative liabilities	$3,224
Convertible Note embedded derivative	Current derivative liabilities	12,503

		$15,727

The following table presents the effect of derivative instruments on the statement of operations for the four month period ending December 31, 2010 excluding income tax effects:

Derivative Instruments not designated	Location of
as hedging instruments under ASC	Gain/(Loss)
815	Recognized	Amount
Warrants	Derivative income	$(101)
Convertible Note embedded derivative	Derivative income	1097

		$996

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments. The table below presents our volume positions as of December 31, 2010:

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
     The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Derivative — Warrants(1)	$3,224	$—	$—	$3,224
Derivative — Convertible Notes Embedded Derivative(2)	12,503	—	—	12,503

	$15,727	$—	$—	$15,727

(1)	Represents warrants (See Note 16) issued in conjunction with our reorganization (see Note 1)

(2)	Represents the compound embedded derivative included in our Convertible Notes (see Note 14). The compound embedded derivative includes the value associated with the noteholders’ conversion option, as well as certain rights to receive “make-whole” amounts. The “make-whole” provision(s) provides that, upon certain contingent events, if conversion is elected on the Convertible Notes, we may be obligated to pay such holder an amount in cash, or shares of common stock to compensate noteholders who have converted early as a result of these contingent events, interest and time value of the conversion option foregone via the conversion.
     The derivative liabilities were valued using a model for instruments with the option to convert into common equity. Inputs into the model were based upon observable market data where possible. Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     A reconciliation of the changes in Level 3 fair value measurements is as follows for December 31, 2010 (in thousands):

		Convertible Notes
	Warrants	Embedded Derivative
Balance at December 31, 2009	$—	$—
Purchases, issuances, and settlements	3,123	13,600
Total (gains) losses included in earnings	101	(1,097)
Balance at December 31, 2010	3,224	12,503

Total gains (losses) included in earnings attributable to the change in fair value of derivatives held at the end of the period	$(101)	$1,097

     Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt. We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates. The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate and the fair value of our Convertible Notes was approximately $63.0 million, including $12.5 million related to the embedded derivative at December 31, 2010.
15. STOCKHOLDERS’ EQUITY
  Common Stock and Preferred Stock
     The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Shares authorized	100,000	60,000
Shares outstanding at end of period	11,928	37,558
Shares held in treasury	—	552
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
     We are authorized to issue 10.0 million shares of preferred stock, $0.001 par value. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by the Board. The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of the Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for the Common Stock at a premium or otherwise affect the market price of the Common Stock. There was no preferred stock issued or outstanding as of December 31, 2010 and 2009.
16. WARRANTS
     On August 31, 2010, we issued warrants to acquire Common Stock (the “New Warrants”) in two tranches: Class A Warrants and Class B Warrants. The New Warrants were issued to holders of our Old Common Stock pro rata based on a holder’s stock ownership as of the Effective Date. These warrants have been included in derivative liabilities on the consolidated balance sheet in accordance with authoritative accounting guidance (see Note 14).
     In connection with the issuance of the Class A Warrants, we entered into a Class A Warrant Agreement (the “Class A Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent. Subject to the terms of the Class A Warrant

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     If, at any time before the expiration date of the New Warrants, we pay or declare a dividend or make a distribution on the Common Stock payable in shares of our capital stock, or make subdivisions or combinations of our outstanding shares of Common Stock into a greater or lesser number of shares or issue any shares of our capital stock by reclassification of Common Stock, then the exercise price and number of shares issuable upon exercise of the New Warrants will be adjusted so that the holders of the New Warrants will be entitled to receive the aggregate number and kind of shares that they would have received as a result of the event if their New Warrants had been exercised immediately before the event. In addition, if we distribute to holders of the Common Stock an Extraordinary Distribution (defined in each Warrant Agreement to include assets, securities or warrants to purchase securities), then the exercise price of the New Warrants will be decreased by the amount of cash and/or the fair market value of any securities or assets paid or distributed on each share of Common Stock; however, no adjustment to the exercise price will be made if, at the time of an Extraordinary Distribution, we make the same distribution to holders of New Warrants as we make to holders of Common Stock pro rata based on the number of shares of Common Stock for which the New Warrants are exercisable.
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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. INCOME TAXES
     Our consolidated federal and state income tax returns include the results of operations of acquired businesses from their dates of acquisition.
     A reconciliation of our effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

	Successor	Predecessor	Predecessor
	Four Months	Eight Months
	Ended	Ended	Year Ended	Year Ended
	December 31,	August 31,	December 31,	December 31,
	2010	2010	2009	2008
Tax (benefit) expense at statutory rate	$(2,346)	$9,483	$(27,534)	$(51,258)
Add (deduct):
State income taxes	(5)	142	(724)	(1,669)
Manufacturing deduction	—	—	—	563
Nondeductible items	619	88	—	—
Settlement income	—	—	—	(83)
Nondeductible restructuring items	—	3,291	—	—
Income from cancellation of indebtedness	—	(53,155)	—	—
Bankruptcy related tax basis reduction	(20,306)	50,050	—	—
Effects of bankruptcy	(3,610)	1,804	—	—
Goodwill impairment	—	—	14,649	33,849
Valuation Allowance	24,892	(10,086)	14,504	227
Other	(192)	(41)	(1,210)	375

Income tax provision (benefit)	$(948)	$1,576	$(315)	$(17,996)

Effective income tax rate	(14.1)%	5.8%	0.4%	12.3%

The amounts of our consolidated federal and state income tax provision (benefit) from continuing operations are as follows (in thousands):

	Successor	Predecessor	Predecessor
		Eight
	Four Months	Months
	Ended	Ended	Year Ended	Year Ended
	December 31,	August 31,	December 31,	December 31,
	2010	2010	2009	2008
Current:
Federal	$61	$66	$(1,324)	$(5,254)
State	(170)	59	158	641

	(109)	125	(1,166)	(4,613)

Deferred:
Federal	$(1,157)	$958	$(1,671)	$(11,874)
State	318	493	2,522	(1,509)

	(839)	1,451	851	(13,383)

Income tax provision (benefit) from continuing operations	$(948)	$1,576	$(315)	$(17,996)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes. We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2010	2009
Deferred income tax liabilities:
Property, plant and equipment, net	$20,858	$45,860
Other	—	318

Total deferred tax liabilities	$20,858	$46,178

Deferred income tax assets:
Goodwill and other intangibles	$22,282	$26,445
Receivables	1,325	1,785
Inventory	2,679	1,724
Accrued insurance	4,929	4,269
Other accrued expenses	3,882	6,261
Net operating loss carryforwards	21,306	20,937
Other	272	1,091

Total deferred tax assets	$56,675	$62,512
Less: Valuation allowance	(36,524)	(18,145)

Net deferred tax assets	20,151	44,367

Net deferred tax liabilities	707	1,811
Current deferred tax assets	4,042	7,847

Long-term deferred tax liabilities	$4,749	$9,658

     In accordance with GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of December 31, 2010 and 2009 in the amount of $36.5 million and $18.1 million, respectively for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability as of December 31, 2010 and 2009 was $0.7 million and $1.8 million, respectively.
     We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010 (See Note 1). Under our Plan, our Old Notes were cancelled, giving rise to cancellation of indebtedness income (“CODI”). The Internal Revenue Code (“IRC”) provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan. Based on the estimate of CODI and required tax attribute reduction, we believe the effects of the Plan will not cause a significant change in our recorded net deferred tax liability. Our required reduction in tax attributes, or deferred tax assets, will be accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes. The allocation of the tax attribute reduction is an estimate and will not be finalized until the 2010 tax return, which includes the effective date of the Plan, is filed. Any changes in the estimate could impact deferred taxes.
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
     As of December 31, 2010, we had deferred tax assets related to federal and state NOL and tax credit carryforwards of $21.3 million. We have federal NOLs of approximately $53.1 million that are available to offset federal taxable income and will expire in the years 2028 through 2030, if not fully utilized.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2010, we had unrecognized tax benefits of $8.0 million of which $1.4 million, if recognized, would impact the effective tax rate. It is reasonably possible that a reduction of $0.7 million of unrecognized tax benefits may occur within 12 months. The unrecognized tax benefits are included as a component of other long-term obligations. During the four month period ended December 31, 2010, the eight month period ended August 31, 2010, and the years ended December 31, 2009 and 2008, we recorded interest and penalties related to unrecognized tax benefits of approximately zero, $0.1 million, $(0.1) million and $0.4 million, respectively. Total accrued penalties and interest at December 31, 2010 and 2009 was approximately $0.9 million and $0.8 million, respectively.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2008 (Predecessor)	$5,930
Additions for tax positions related to the current year	1,279
Additions for tax positions related to prior years	116
Reductions for tax positions of prior years	(206)

Balance as of December 31, 2008 (Predecessor)	$7,119
Additions for tax positions related to the current year	930
Reductions for tax positions of prior years	(1,508)

Balance as of December 31, 2009 (Predecessor)	$6,541
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1,519
Reductions for tax positions of prior years	—
Reductions due to lapse of statute of limitations	(154)

Balance as of August 31, 2010 (Predecessor)	$7,906

Balance as of September 1, 2010 (Successor)	$7,906
Additions for tax positions related to the current year	295
Reductions for tax positions of prior years	(64)
Reductions due to lapse of statute of limitations	(121)

Balance as of December 31, 2010 (Successor)	$8,016

     We recognize interest and penalties related to uncertain tax positions in income tax expense.
     We conduct business domestically and, as a result, U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. In the normal course of business, we are subject to examination in U.S. federal jurisdiction, and generally in state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations for years before 2006.
18. BUSINESS SEGMENTS
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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	2010		2009	2008
	Period from	Period from
	September 1	January 1
	through December	through August
	31, 2010	31, 2010
	(Successor)	(Predecessor)	(Predecessor)
Revenue:
Ready-mixed concrete and concrete-related products	$141,132	$272,488	$442,663	$633,648
Precast concrete products	16,561	39,457	56,959	68,082
Inter-segment revenue	(4,745)	(9,197)	(14,229)	(16,309)

Total revenue	$152,948	$302,748	$485,393	$685,421

Segment Operating Profit (Loss):
Ready-mixed concrete and concrete-related products	$1,862	$250	$(46,378)	$(76,699)
Precast concrete products	(1,527)	(737)	298	(22,629)
Gain on purchases of senior subordinated notes	—	—	7,406	—
Gain on derivative	996	—	—	—
Reorganization items	—	59,191	—	—
Unallocated overhead and other income	3,182	2,206	3,993	2,672

Corporate:
Selling, general and administrative expense	(7,830)	(16,448)	(18,044)	(23,541)
Income (loss) on sale of assets	—	—	(3)	217
Interest expense, net	(3,385)	(17,369)	(25,941)	(26,470)

Income (loss) from continuing operations before income taxes and non-controlling interest	$(6,702)	$27,093	$(78,669)	$(146,450)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$5,684	$13,456	$21,243	$21,682
Precast concrete products	427	1,808	2,870	2,683
Corporate	771	1,598	2,212	1,081

Total depreciation, depletion and amortization	$6,882	$16,862	$26,325	$25,446

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$1,747	$4,027	$13,562	$26,178
Precast concrete products	43	448	377	2,247

Total capital expenditures	$1,790	$4,475	$13,939	$28,425

Revenue by Product:
Ready-mixed concrete	$120,887	$234,679	$383,776	$548,374
Precast concrete products	16,585	39,503	56,989	68,144
Building materials	2,723	5,500	8,948	14,958
Aggregates	7,120	10,681	21,857	25,866
Other	5,633	12,385	13,823	28,079

Total revenue	$152,948	$302,748	$485,393	$685,421

	(Successor)	(Predecessor)
	2010	2009

Identifiable Assets (as of December 31):
Ready-mixed concrete and concrete-related products	$119,362	$203,681
Precast concrete products	11,259	23,496
Corporate	9,653	12,740

Total identifiable assets	$140,274	$239,917

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. RISK CONCENTRATION
     We grant credit, generally without collateral, to our customers, which include general contractors, municipalities and commercial companies located primarily in Texas, California, New Jersey, New York and Oklahoma. Consequently, we are subject to potential credit risk related to changes in business and economic factors in those states. We generally have lien rights in the work we perform, and concentrations of credit risk are limited because of the diversity of our customer base. Further, our management believes that our contract acceptance, billing and collection policies are adequate to limit any potential credit risk.
20. COMMITMENTS AND CONTINGENCIES
  Legal Proceedings
     From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations. As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes. In each reporting period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we will record a liability. The amount of the liability will be based upon a specific estimate, if we believe a specific estimate to be likely, or it will reflect the low end of our range.
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
     Currently, there are no material product defect claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defect claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2010.
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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2010.
     We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate, and in the ordinary course of business with our customers, suppliers, lessors and service providers.
   Lease Payments
     We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases. Total expense for such operating leases amounted to $10.8 million for the period from January 1, 2010 through August 31, 2010, $5.1 million for the period from September 1, 2010 through December 31, 2010, $16.4 million in 2009, and $14.7 million in 2008.
     Future minimum rental payments with respect to our lease obligations as of December 31, 2010, are as follows:

	Capital	Operating
	Leases	Leases
	(in millions)
Year ending December 31:
2011	$0.1	$9.4
2012	0.2	8.6
2013	0.2	8.5
2014	0.1	7.9
Later years	—	25.3

	$0.6	$59.7

  Insurance Programs
     We maintain third-party insurance coverage against certain risks. Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation. We fund these deductibles and record an expense for expected losses under the programs. The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions. Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $10.6 million as of December 31, 2010, compared to $12.8 million as of December 31, 2009, which is currently classified in accrued liabilities. The decrease in 2010 is primarily attributable to improved loss experience and the redemption of Superior, which was consolidated in 2009.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Performance Bonds
     In the normal course of business, we and our subsidiaries are contingently liable for performance under $42.7 million in performance bonds that various contractors, states and municipalities have required as of December 31, 2010. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.
21. SIGNIFICANT CUSTOMERS AND SUPPLIERS
     We did not have any customers that accounted for more than 10% of our revenues or any suppliers that accounted for more than 10% of our cost of goods sold in 2010, 2009 or 2008.
22. EMPLOYEE BENEFIT PLANS
     We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit. Through December 31, 2009, we matched 100% of employee contributions up to a maximum of 5% of their compensation. Effective January 1, 2010, we suspended matching contributions for 2010. We paid matching contributions of $2.5 million in 2009 and $3.1 million in 2008.
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
     In connection with our collective bargaining agreements, we participate with other companies in the unions’ multi-employer pension plans. These plans cover substantially all of U.S. Concrete’s employees who are members of such unions. The Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, imposes liabilities on employers who are contributors to a multi-employer plan in the event of the employer’s withdrawal from, or on termination of, that plan. There are no plans to withdraw from any other multi-employer plans. Our contributions to these plans were $2.8 million for the period from January 1, 2010 through August 31, 2010, $1.5 million from September 1, 2010 through December 31, 2010, $5.6 million in 2009, and $6.9 million in 2008.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
23. FINANCIAL STATEMENTS OF SUBSIDIARY GUARANTORS
     All of our subsidiaries, excluding Superior and minor subsidiaries, jointly and severally and fully and unconditionally guaranteed the repayment of our Old Notes which had a balance of $271.8 million at December 31, 2009. We directly or indirectly own 100% of each subsidiary guarantor. The following supplemental financial information sets forth, on a condensed consolidating basis, the financial statements for U.S. Concrete, Inc., the parent company and its subsidiary guarantors (including minor subsidiaries), Superior and our consolidated company, as of and for the year ended December 31, 2009. In September 2010, we redeemed our interest in Superior and as a result the supplemental financial information is not required as of and for the year ended December 31, 2010. Additionally, the Old Notes were cancelled as part of our reorganization (see Note 1).
     The condensed consolidating balance sheet as of December 31, 2009 has been revised to reduce investment in subsidiaries by $5.6 million and eliminate non-controlling interest in the same amount that was previously recorded in the accounts of the Subsidiary Guarantors. Corresponding revisions of $5.6 million were also made to the eliminations column. These revisions had no impact on the Parent, Superior, or consolidated columns in the condensed consolidating balance sheet as of December 31, 2009. The condensed consolidating statement of operations for the year ended December 31, 2009 have also been revised to reduce equity loss in subsidiary by $6.6 million and eliminate net loss attributable to non-controlling interest in the same amounts that were previously recorded in the accounts of the Subsidiary Guarantors. Corresponding revisions in the same amounts were also made to the eliminations columns. These revisions had no impact on the Parent, Superior, or consolidated columns in the condensed consolidating statements of operations for the year ended December 31, 2009.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations

Year ended December 31, 2009:

	U.S. Concrete	Subsidiary
	Parent	Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Revenue	$—	$485,393	$49,092	$—	$534,485
Cost of goods sold before depreciation, depletion and amortization	—	410,444	48,770	—	459,214
Selling, general and administrative expenses	—	60,075	5,993	—	66,068
Goodwill and other asset impairments	—	47,595	7,150	—	54,745
Depreciation, depletion and amortization	—	26,325	3,296	—	29,621
(Gain) loss on sale of assets	—	2,396	(129)	—	2,267

Loss from operations	—	(61,442)	(15,988)	—	(77,430)
Interest expense, net	25,804	137	509	—	26,450
Gain on purchases of senior subordinated notes	7,406	—	—	—	7,406
Other income, net	—	1,309	114	—	1,423

Income (loss) before income tax provision	(18,398)	(60,270)	(16,383)	—	(95,051)
Income tax expense (benefit)	(6,439)	6,103	148	—	(188)
Equity losses in subsidiary	(76,279)	(9,906)	—	86,185	—

Income (loss) from continuing operations	(88,238)	(76,279)	(16,531)	86,185	(94,863)
Loss from discontinued operations, net of tax	—	—	—	—	—

Net loss	(88,238)	(76,279)	(16,531)	86,185	(94,863)
Net loss attributable to non-controlling interest	—	—	—	6,625	6,625

Net loss attributable to stockholders	$(88,238)	$(76,279)	$(16,531)	$92,810	$(88,238)

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2009:

	U.S. Concrete	Subsidiary
	Parent	Guarantors[1]	Superior	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$7,043	$5,804	$(4,836)	$—	$8,011
Net cash provided by (used in) investing activities	—	(9,264)	246	—	(9,018)
Net cash provided by (used in) financing activities	(7,043)	2,745	4,211	—	(87)

Net decrease in cash and cash equivalents	—	(715)	(379)	—	(1,094)
Cash and cash equivalents at the beginning of the period	—	4,685	638	—	5,323

Cash and cash equivalents at the end of the period	$—	$3,970	$259	$—	$4,229

[1]	Including minor subsidiaries without operations or material assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
24. QUARTERLY SUMMARY (unaudited)

	Predecessor			Successor
			July 1, 2010	Sept 1, 2010
	First	Second	to	to	Fourth
	Quarter	Quarter	Aug 31, 2010	Sept 30, 2010	Quarter
	(in thousands, except per share data)
2010
Revenue	$86,128	$128,250	$88,370	$41,030	$111,918
Net income (loss)	(25,247)	(14,629)	52,721	152	(5,906)
Net income (loss) per share	$(0.69)	$(0.40)	$1.44	$0.01	$(0.49)

	Predecessor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009
Revenue	$111,977	$128,756	$136,344	$108,316
Net loss	(9,454)	(3,994)	(58,060)	(16,730)
Net loss per share	$(0.26)	$(0.11)	$(1.60)	$(0.46)

2008
Revenue	$155,649	$185,967	$186,330	$157,475
Net income (loss)	(5,278)	3,303	1,722	(132,193)
Net income (loss) per share:
Basic	$(0.14)	$0.09	$0.04	$(3.63)
Diluted	$(0.14)	$0.08	$0.04	$(3.63)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

Item 9A.	Controls and Procedures
          Disclosure Controls and Procedures
     As of December 31, 2010, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective, because of the identification of one material weakness in internal control over financial reporting as described below.
     In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
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
     Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010 due to the material weakness in internal controls described below.
     As described below, during the three months ended December 31, 2010, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. generally accepted accounting principles. Specifically, the Company did not have effective review and approval practices relating to accounting for such transactions. This control deficiency resulted in the recording of two adjustments in the fourth quarter of 2010, one related to the accounting for a royalty agreement and the other related to the application of the interest method to our Convertible Notes. These adjustments have been reflected appropriately in our Form 10-K. We are not restating any prior period financial statements, as such adjustments did not have a material impact on any previously issued financial statements. This control deficiency, if not remediated, could result in a material misstatement of our consolidated financial statements and related disclosures that would not be prevented or detected on a timely basis. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

     Remediation of Material Weakness
     Management will implement additional controls to ensure the accurate analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. generally accepted accounting principles. The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

Item 9B.	Other Information
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     Our Board currently consists of six members. Information regarding the ages and backgrounds of the members is set forth below (ages are as of March 7, 2011):

Name	Age	Position(s) Held
Eugene I. Davis	56	Director and Chairman of the Board (1)
Michael W. Harlan	50	Director, President and Chief Executive Officer
Kurt M. Cellar	41	Director (2)
Michael D. Lundin	51	Director (3)
Robert M. Rayner	64	Director (4)
Colin M. Sutherland	55	Director (5)

(1)	Chairman of the Board and member of the audit committee.

(2)	Member and Chair of the compensation committee.

(3)	Member of the compensation committee.

(4)	Member and Chair of the audit committee.

(5)	Member of the audit committee and member of the compensation committee.
          Eugene I. Davis
          Eugene I. Davis has served as our Chairman of the Board since we emerged from Chapter 11 proceedings in 2010. In 1997, Mr. Davis formed PIRINATE Consulting Group, LLC, a privately held consulting firm specializing in turnaround management, merger and acquisition consulting, hostile and friendly takeovers, proxy contests and strategic planning advisory services for domestic and international public and private business entities. He has served as PIRINATE’s Chairman and Chief Executive Officer since its formation, and has advised, managed, sold, liquidated and served as a Chief Executive Officer, Chief Restructuring Officer, Director, Committee Chairman and Chairman of the Board for a number of businesses operating in diverse sectors such as telecommunications, automotive, manufacturing, high-technology, medical technologies, metals, energy, financial services, consumer products and services, import-export, mining, and transportation and logistics. Mr. Davis began his career as an attorney and international negotiator with Exxon Corporation and Standard Oil Company (Indiana) and as a partner in two Texas-based law firms, where he specialized in corporate/securities law, international transactions and restructuring advisory. Mr. Davis holds a bachelor’s degree from Columbia College, a master of international affairs degree (MIA) in international law and organization from the School of International Affairs of Columbia University, and a Juris Doctorate from Columbia University School of Law.
          Mr. Davis also serves on the board of directors of Atlas Air Worldwide Holdings, Inc., Knology, Inc., DEX One Corp., Ambassadors International Inc., Rural/Metro Corp, Spectrum Brands, Inc., YRC Worldwide Inc., GSI Group Inc. and Trump Entertainment Resorts, Inc. Within the last five years, Mr. Davis has served as a director of American Commercial Lines, Inc., Delta Airlines, Inc., SeraCare Life Sciences Inc., Solutia, Inc., Oglebay Norton Company, McLeod Communications, Footstar, Inc., PRG Schultz International, Inc., Silicon Graphics, Inc., Foamex, Inc., Ion Broadcasting, Viskase Companies, Inc., Granite Broadcasting Corporation, Silicon Graphics International Corp. and Media General, Inc. As a result of these and other professional experiences, coupled with his strong leadership qualities, our Board of Directors concluded that Mr. Davis is well qualified to serve as one of our directors.
          Michael W. Harlan
          Michael W. Harlan has served as our President and Chief Executive Officer since 2007, and as one of our directors since 2006. Previously, he served as one of our directors from 1999 to 2003. From 2003 through 2007, Mr. Harlan served as our Executive Vice President and Chief Operating Officer. Mr. Harlan served as our Chief Financial Officer from 1998 to 2004, as our Senior Vice President from 1998 to 2003, and as our Corporate Secretary from 1998 to 1999. Mr. Harlan is also a director and chairman of the audit committee of Waste Connections, Inc., a publicly traded solid waste services firm.
          Our Board of Directors concluded that Mr. Harlan is well qualified to serve as one of our directors, based on his thorough knowledge of our Company and the industries in which we participate, and his prior experience and public company board service.

Since the inception of our company in 1999, in addition to his service as a director, Mr. Harlan has been involved in all functional aspects, including service as our Chief Operating Officer, Chief Financial Officer and Chief Executive Officer. Mr. Harlan is also actively involved in numerous industry associations, including serving as a director and member of the executive committee of the National Ready-Mixed Concrete Association, the industry’s largest trade organization (the “NRMCA”); serving on the Board of Trustees, Chairman of the Program Committee and a member of the Advisory Council of the RMC Research & Education Foundation; and service as a member of the Concrete Industry Management National Steering Committee.
          Prior to joining our company, Mr. Harlan served in a number of executive management and financial roles, including as Senior Vice President and Chief Financial Officer of Apple Orthodontix, Inc., an orthodontic practice management company; various positions in the finance and acquisitions departments, including Treasurer, of Sanifill, Inc., an international environmental services company that USA Waste Services, Inc. acquired in 1996; and various positions in the tax and corporate financial consulting services division of Arthur Anderson LLP, where he was a Manager. Mr. Harlan is also a certified public accountant. Including his service on our Board, Mr. Harlan has more than 11 years of service as a public company director. Mr. Harlan holds a B.A. degree from the University of Mississippi.
          Kurt M. Cellar
          Kurt M. Cellar has served as one of our directors since we emerged from Chapter 11 proceedings in 2010. Since January 2008, Mr. Cellar has been a consultant and board member to companies in a variety of industries as well as a private investor. From 1999 to 2008, Mr. Cellar worked for the hedge fund Bay Harbour Management, L.C., where he was partner and portfolio manager from 2003 until his departure. During his tenure at Bay Harbour, the fund won many investor awards including The Absolute Return “Hedge Fund of the Year” award in 2006. Prior to Bay Harbour, Mr. Cellar was with the private equity firm Remy Investors. Before that, he was a strategy consultant at LEK/Alcar.
          Mr. Cellar is currently a director of Aventine Renewable Energy, Hawaiian Telcom, Home Buyers Warranty, Six Flags Entertainment and Vertis Communications. Within the last five years, Mr. Cellar has served as a director of Telcove Inc. (f/k/a Adelphia Business Solutions), Harwood Lumber Manufacturing, Inc., The Penn Traffic Company and RCN Corporation. Mr. Cellar has a BA in Economics/Business from the University of California, Los Angeles and a Masters in Business Administration from the Wharton School of Business. Mr. Cellar is a Chartered Financial Analyst. Our Board of Directors concluded that Mr. Cellar is well qualified to serve as one of our directors based on his financial expertise and considerable board experience.
          Michael D. Lundin
          Michael D. Lundin has served as one of our directors since we emerged from Chapter 11 proceedings in 2010. Since June 2008, he has served as the Head of Operations, Chairman North Coast Minerals with Resilience Capital Partners. Previously, Mr. Lundin was the President and Chief Executive Officer of Oglebay Norton Company from December 2002 to February 2008, where he also served as the Chief Operations Officer and the President of the Great Lakes Mineral Division and the Michigan Limestone Operations.
          Mr. Lundin also serves as the non-executive chairman of each of Broder Brothers and Euromax. Mr. Lundin is also a director of Rand Logistics, Avtron, Inc. and the Cleveland Sight Center. Within the last five years, Mr. Lundin served as a director of World Technologies, Inc., Oglebay Norton Company and United Shipping Alliance. Mr. Lundin has a BS from the University of Wisconsin-Stout and a Masters in Business Administration from Loyola Marymount University. Our Board of directors concluded that Mr. Lundin’s experience in the aggregates sector and board service makes him well qualified to serve as one of our directors.
          Robert M. Rayner
          Robert M. Rayner has served as one of our directors since we emerged from Chapter 11 proceedings in 2010. Mr. Rayner is President of RM Industries, LLC, an advisory firm providing services relating to management, turnarounds and acquisitions primarily to privately-held and private equity owned firms. Mr. Rayner also serves as the chairman of the board of TestEquity LLC, an Evercore portfolio company, and as a director of, and a business advisor to, Industrial Insulation Group LLC. Previously, he served as the President and Chief Executive Officer, and a director, of Specialty Products & Insulation Co. (“SPI”), a leading national distributor of insulation and architectural products and an Evercore portfolio company, from March 2004 to SPI’s sale in September 2009. Prior to joining SPI, Mr. Rayner was the President and Chief Operating Officer of Essroc Corp. (“Essroc”), the U.S. operations of a global cement company, from 1994 to early 2002. He had previously served as the Chief Financial Officer and President of the Construction Materials Division of Essroc. Prior to joining Essroc, for twelve years, Mr. Rayner held various domestic and international positions in corporate finance, treasury and international business at Pepsi Co., Inc. and before that he was a consulting civil engineer in the U.K. for six years
          In 2001, Mr. Rayner was elected by his peers as the Chairman of the

Board of the Portland Cement Association, the non-profit organization for the cement producers in the United States and Canada. Mr. Rayner holds a civil engineering degree from Bristol University, England and is a professional member of the U.K. Institution of Civil Engineers. He has a Masters in Business Administration in finance from the London Business School and a Diploma in International Management from London Business School, New York University and Hautes Etudes Commerciales, France. Our Board of Directors concluded that Mr. Rayner is well qualified to serve as one of our directors based on his experience in the cement industry, financial expertise and prior board experience.
          Colin M. Sutherland
          Colin M. Sutherland has served as one of our directors since we emerged from Chapter 11 proceedings in 2010. He has been a Corporate Development Consultant with Armtec Infrastructure Income Fund since July 2010. Previously, Mr. Sutherland served as the Executive Vice President of Catawba Resources from March 2007 to April 2010 and as the Vice President, Business Development, Integration & Strategy at Holcim (US) Inc. from August 2003 to February 2007. He also served as the Vice President, Cementitious Materials with Lafarge S.A. from November 2001 to July 2003. Mr. Sutherland holds a Bachelor of Commerce degree from the Queen’s University. He has also pursued graduate studies at the Wharton School of Business. Based on Mr. Sutherland’s considerable experience in the building products sector, our Board of Directors concluded that he is well qualified to serve as one of our directors.
Executive Officers
          The following table provides information about our current executive officers:

Name	Age	Position(s) held
Michael W. Harlan	50	Director, President and Chief Executive Officer
James C. Lewis	55	Senior Vice President and Chief Financial Officer
M. Terry Green	63	Senior Vice President — Operations and General Manager — Redi-Mix, LLC
Gary J. Konnie	57	Vice President — Human Resources
Curt M. Lindeman	40	Vice President, General Counsel and Corporate Secretary
Wallace H. Johnson	62	Vice President — Marketing and Sales
Douglas W. McLaughlin	52	Vice President — Precast Division
Michael L. Gentoso	57	Regional Vice President — Atlantic Region
Jeff L. Davis	57	Vice President and General Manager — Central Concrete Supply Co., Inc.
Jeffrey W. Roberts	44	Vice President and General Manager — Ingram Concrete, LLC
Kent D. Cauley	40	Corporate Controller
          For a description of the business background of Mr. Harlan, see “Directors” above.
          James C. Lewis has served as our Senior Vice President and Chief Financial Officer since 2010.Mr. Lewis has over 20 years of senior financial management experience. From 2006 through 2010, Mr. Lewis served as Vice President and Treasurer, and from 2003 through 2006, he served as Assistant Treasurer, of McDermott International, Inc., a global engineering and construction company with $6 billion in revenue. From 1995 through 2003, Mr. Lewis held various positions of increasing responsibility in the finance departments of Enron Corporation, including Vice President beginning in 1999. Prior to 1995, Mr. Lewis held various finance positions with Tejas Power Corp. and First City Bancorportion of Texas.
          M. Terry Green has served as our Senior Vice President — Operations since 2005, and has also served as our Vice President and General Manager — Redi-Mix, LLC since 2009. He served as our Vice President — Operational Integration from 1999 through 2005. Mr. Green has managed the operations of ready-mixed concrete producers and other transportation-related businesses for over 20 years. From 1998 until 1999, he served as Vice President of Maintenance for Armellini Express Lines, Inc. From 1989 until 1998, Mr. Green served as Director of Maintenance, Equipment and Purchasing for the concrete products division of Southdown, Inc. From 1980 until 1989, Mr. Green held various positions with Kraft, Inc., serving as Private Fleet Operations Manager from 1988 until 1989.
          Gary J. Konnie has served as our Vice President — Human Resources since 2004. Mr. Konnie has over 30 years of human resources management experience. From 2002 through 2004, Mr. Konnie served as Senior Vice President of Human Resources of El Paso Corporation, a provider of natural gas and related energy products. From 1999 through 2002, he served as El Paso’s Vice President of Human Resources, and, from 1998 through 1999, he served as El Paso’s Director of Human Resources. From 1996 through 1998, Mr. Konnie served as Vice President of Human Resources for Meridian Aggregates Company, a producer of construction aggregates. Prior to 1996, Mr. Konnie held various human resources positions with Rio Tinto plc, Burlington Resources Inc., Boise Cascade Corp. and General Motors.
          Curt M. Lindeman has served as our Vice President and General Counsel since 2007, and as our Corporate Secretary since 2006. From 2006 through 2007, he served as our Assistant General Counsel. From 2002 through 2006, Mr. Lindeman was self-employed as an attorney representing various companies, including U.S. Concrete. From 1999 through 2002, he served as Senior Counsel for Coach USA, Inc., a ground passenger transportation company. In 1999, Mr. Lindeman served as counsel for Coral Energy, L.P., a wholesale natural gas and power marketing and trading company affiliated with Shell Oil Company. From 1997 to 1999, he served as an attorney with Shook, Hardy & Bacon L.L.P.
          Wallace H. Johnson has served as our Vice President — Marketing and Sales since 2004. Mr. Johnson has over 30 years of experience in the construction supply industry. From 2002 through 2004, Mr. Johnson served as Vice President of Sales and Marketing of Systech Inc., a provider of software systems for the ready-mixed concrete and aggregate industries. From 2001 through 2002, he served as Director of Sales of Buildpoint Corp., a provider of online bid management services for general contractors that Construction Software Technologies, Inc. acquired in 2004. From 1977 through 2001, Mr. Johnson served in various sales and sales management positions within the construction products division of W. R. Grace & Co., a global specialty chemicals and materials company, including from 1996 through 2001 as regional sales manager and from 1993 through 1996 as North American sales manager.
          Douglas W. McLaughlin has served as our Vice President — Precast Division since 2007. From 1999 through 2007, he served as Vice President and General Manager of San Diego Precast Concrete, Inc., a company we acquired in 1999. From 1996 through 1999, Mr. McLaughlin was President of San Diego Precast Concrete. With 35 years of experience in the precast industry, Mr. McLaughlin has worked in various operations positions. Mr. McLaughlin is a founding member of the California Precast Concrete Association and has served on its Board of Directors for eight years, including two terms as President. In addition, he has served on the Board of Directors and Executive Committee for the National Precast Concrete Association, where he has chaired several committees. He is also a founding member of the Patrons Group for the Concrete Industry Management Program at Arizona State University.
          Michael L. Gentoso has served as our Vice President — Atlantic Region since 2007. From 1998 through 2007, he served as Vice President and General Manager of Eastern Concrete Materials, Inc. (“Eastern”), a company we acquired in 2001. Mr. Gentoso has been with Eastern or its predecessors since 1991, serving as Vice President of Operations from 1995 through September 1998, and Vice President of Finance from March 1991 through September 1995. From 1980 through 1991, Mr. Gentoso was employed with the BOC Group PLC, where he held various positions of increasing responsibility in the accounting and finance departments, including Vice President Ohmeda Medical Equipment, Controller Ohmeda Infant Care Division, Controller Ohmeda Medical Equipment, Manager, Financial Planning & Plant Accounting Airco Welding Equipment, and Manager Financial Accounting BOC Group Inc. Mr. Gentoso is the current President of the New Jersey Concrete & Aggregates Association and is a trustee on the TENJ Pension and Welfare Funds in New Jersey.
          Jeff L. Davis has served as Vice President and General Manager of Central Concrete Supply Co., Inc. (“Central”) since 2005. From 2001 to 2005, Mr. Davis served as Vice President of Operations of Central. Prior to joining U.S. Concrete in 2001, Mr. Davis served as Vice President Concrete for Cadman Inc., a Lehigh Heidelberg Cement Company, operating in the Seattle, Washington market. Mr. Davis has 35 years of experience in the ready-mixed concrete, aggregate and cement industry, serving in various sales and operational roles. Mr. Davis is a past President and Board member of the Washington Concrete and Aggregate Producers Association, past President and Board member of the Idaho Concrete and Aggregate Producers Association, member of the American Concrete Institute, Chairman of the 1997 American Concrete Institute Convention National, and former Chairman of the NRMCA Environmental Task Group of the OES Committee.
          Jeffrey W. Roberts has served as the Vice President and General Manager of Ingram Concrete, LLC (“Ingram”) since 2006. From 1994 through 2006, Mr. Roberts held various positions of increasing responsibility for Ingram, including Vice President of Sales and Operations from 2003 through 2006, Sales and Operations Manager from 1997 through 2003, and Quality Control Manager from 1994 through 1997. From 1993 to 1994, he served as the Quality Control Manager for Campbell Concrete. From 1990 to 1993, Mr. Roberts served as Technical Sales Representative for Cormix Construction Chemicals (formerly Gifford Hill Chemical), with sales responsibility in southeast Texas. From 1989 to 1990, he served as Sales Representative and Quality Control Assistant for Gifford-Hill Concrete in Ft. Worth, Texas. Mr. Roberts also serves as a director on the board of the Texas Aggregate and Concrete Association.
          Kent D. Cauley has served as our Corporate Controller since November 2008. From 2004 through October 2008, Mr. Cauley served as Vice President and Controller of Grey Wolf, Inc., a provider of turnkey and contract oil and gas land drilling services in the United States. From 2003 through 2004, he served as Assistant Controller, and from 2000 through 2003, he served as Financial

Reporting Manager for Grey Wolf. Prior to joining Grey Wolf, Mr. Cauley was employed by Ernst & Young LLP. Mr. Cauley is a certified public accountant.
Information Concerning the Board of Directors and Committees
Board of Directors
          Our Board met thirteen times and took action by unanimous written consent on five occasions during 2010 prior to the Effective Date, and met ten times and took action by unanimous written consent on one occasion in 2010 from the Effective Date through the end of 2010. Prior to the Effective Date, our Board had standing audit, compensation, nominating and corporate governance and executive committees, and now has standing audit (which includes corporate governance) and compensation committees. Committee designations are usually made by the Board following the election of directors at each annual meeting of our stockholders, and upon the addition or resignation of directors between annual meetings, if needed. Since the date of our 2010 proxy, our Board made committee designations following the May 3, 2010 meeting of our stockholders, and on the Effective Date.
          During 2010, each of the Pre-Emergence Directors and Post-Emergence Directors attended at least 75% of the meetings of the Board and any committee of the Board on which such director served. Our common stock is quoted on the Nasdaq Capital Market (the “Nasdaq”). As a result, we are subject to the Nasdaq’s listing standards. The Board has determined that five of its Post-Emergence Directors, Messrs. Davis, Cellar, Lundin, Rayner and Sutherland, are “independent directors” within the meaning of the applicable listing standards of the Nasdaq.
          Our policy on attendance by the members of the Board at our annual meetings of stockholders is that members of the Board are invited, but are not required to attend. Each of the Pre-Emergence Directors attended last year’s annual meeting.
          Audit Committee
          The audit committee met five times and took action by unanimous written consent on one occasion during 2010 prior to the Effective Date, and met four times from the Effective Date through the end of 2010. Prior to the Effective Date, the audit committee consisted of Ms. Ricciardello (chair) and Messrs. Foster and Piecuch. Since the Effective Date, the audit committee has consisted of Messrs. Rayner (chair), Davis and Sutherland. The audit committee is governed by a charter our Board has adopted, a copy of which is available on our Web site at www.us-concrete.com. The Board has determined that each member of the audit committee is an “independent director” in accordance with the applicable rules of the SEC and applicable corporate governance standards of the Nasdaq. The Board has also determined that Messrs. Rayner and Davis are each an “audit committee financial expert,” as defined in the applicable rules of the SEC. For information relating to Messrs. Rayner and Davis’ backgrounds, see their respective biographical information under “Directors” above.
          The audit committee assists our Board in fulfilling its oversight responsibility relating to:
•	the integrity of our financial statements, financial reporting process and internal control systems;

•	the qualifications, independence and performance of our independent registered public accounting firm;

•	the performance of our internal audit function;

•	our compliance with legal and regulatory requirements;

•	certain aspects of our Compliance and Ethics Program relating to financial matters, books and records and accounting as required by applicable statutes, rules and regulations; and

•	the assessment of the major financial risks facing us.
          The audit committee’s purpose is to oversee our accounting and financial reporting processes, the audits of our financial statements, the qualifications of our independent registered public accounting firm and the performance of our internal auditors and outside firms providing internal audit services.
          On the Effective Date, our nominating and corporate governance committee was dissolved and the audit committee assumed the corporate governance duties and functions previously authorized to be performed by our nominating and corporate governance committee and all other functions and duties relating to corporate governance matters. Therefore, the audit committee now assists the Board in insuring that we operate in accordance with our Corporate Governance Guidelines, leads the Board in its annual assessment of the performance of the Board, its committees and each of the directors, and reviews, evaluates and recommends changes to our Corporate Governance Guidelines.
          Our management is responsible for preparing our financial statements and for our internal controls, and our independent registered public accounting firm is responsible for auditing those financial statements and the related audit of internal control over financial reporting. The audit committee is not providing any expert or special assurance as to our financial statements or any professional certification as to the independent registered public accounting firm’s work. The following functions are among the key duties and responsibilities of the audit committee:
•	reviewing and discussing with management and our independent registered public accounting firm our annual audited and interim unaudited financial statements and related disclosures included in our quarterly earnings releases and periodic reports filed with the SEC;

•	recommending to the Board whether our audited financial statements should be included in our annual report on Form 10-K for that year;

•	reviewing and discussing the scope and results of the independent registered public accounting firm’s annual audit and quarterly reviews of our financial statements, and any other matters required to be communicated to the audit committee by the independent registered public accounting firm;

•	reviewing and discussing with management, our senior internal audit executive, outside firms providing internal audit services and our independent registered public accounting firm the adequacy and effectiveness of our disclosure controls and procedures, our internal controls and procedures for financial reporting and our risk assessment and risk management policies;

•	the appointment, compensation, retention and oversight of the work of our independent registered public accounting firm, including overseeing their independence;

•	reviewing and pre-approving all audit, review or attest services and permitted non-audit services that may be performed by our independent registered public accounting firm;

•	reviewing and assessing, on an annual basis, the adequacy of the audit committee’s charter and Corporate Governance Guidelines, and recommending revisions to the Board;

•	reviewing the appointment of our senior internal audit executive, and reviewing and discussing with that individual, and any outside firms providing internal audit services, the scope and staffing of our internal audits and reviewing all significant internal audit reports and management’s responses;

•	confirming the regular rotation of the audit partners with our independent auditor, as required by applicable law, and considering whether there should be regular rotation of our auditors;

•	preparing an annual report for inclusion in our proxy statement, with the names of all audit committee members, stating whether the committee:
o	reviewed and discussed the audited financial statements for the immediately preceding year with management;

o	discussed with the auditors matters requiring discussions by the Statement on Auditing Standards (“SAS”) No. 61, Communication with Audit Committees;

o	received the annual written disclosures from the auditors required by applicable requirements of the Public Company Accounting Oversight Board (“PCAOB”), including PCAOB Rule 3526, (1) delineating all relationships between auditors or their affiliates and us, and (2) affirming the auditors’ independence as of the date of the written statement; and

o	based on that review and discussion, recommended to the Board that such audited financial statements be included in the our Annual Report on Form 10-K;
•	reviewing legal and regulatory matters that may have a material impact on our financial statements and reviewing our compliance policies and procedures;

•	reviewing the Board committee structure and recommending (i) any changes to the structure or composition it deems advisable and (ii) committee assignments as openings occur on committees or as rotations of committee assignments are deemed advisable by the Board;

•	leading the Board in its annual evaluations of the performance of the Board, its committees and each of the directors;

•	reviewing and overseeing the development and implementation of new director orientation and director continuing education programs;

•	considering questions of possible conflicts of interest of directors, as such questions arise;

•	considering all of the relevant facts and circumstances available for related-party transactions submitted to the committee in accordance with our policy regarding related-persons transactions;

•	establishing and maintaining procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and auditing matters for the confidential, anonymous submission by our employees of concerns regarding questionable accounting and auditing matters; and

•	performing such other functions the audit committee or the Board deems necessary or appropriate under applicable law, including those set forth in our Corporate Governance Guidelines.
The audit committee meets separately with our internal auditors and the independent registered public accounting firm to provide an open avenue of communication.
          Compensation Committee
          The compensation committee met four times and took action by unanimous written consent on four occasions during 2010 prior to the Effective Date, and met three times from the Effective Date through the end of 2010. Prior to the Effective Date, the compensation committee consisted of Messrs. Piecuch (chair), Foster and Dillon. Since the Effective Date, the compensation committee has consisted of Messrs. Cellar (chair), Lundin and Sutherland. Each member of the compensation committee is an “independent director” within the meaning of the applicable rules of the SEC and applicable Nasdaq listing standards. The compensation committee is governed by a charter our Board has adopted, a copy of which is available on our Web site at www.us-concrete.com under Investor Relations — Corporate Governance.
          There are three primary responsibilities of our compensation committee: (1) to discharge the Board’s responsibilities relating to compensation of our executives and directors; (2) to oversee the adoption of policies that govern our compensation programs, including stock and incentive plans; and (3) to produce annual reports relating to our compensation discussion and analysis for inclusion in the proxy statements for our annual meetings. The committee operates under a written charter adopted by our Board. Pursuant to the charter, the committee has the resources necessary to discharge its duties and responsibilities, including the authority to retain outside counsel or other experts or consultants as it deems necessary. The following are the key functions of the compensation committee, any of which may be delegated to one or more subcommittees, as the committee may deem necessary or appropriate:
•	review and approve annually the corporate goals and objectives relevant to the compensation of our executive officers, evaluate the performance of our executive officers in light of those goals and set the compensation levels of our executive officers based on the committee’s evaluation;

•	review the competitiveness of our compensation programs for executive officers to (1) ensure the attraction and retention of executive officers, (2) ensure the motivation of our executive officers to achieve our business objectives, and (3) align the interests of our executive officers and key employees with the long-term interests of our stockholders;

•	review trends in management compensation, oversee the development of new compensation plans and, when necessary, approve the revision of existing plans;

•	periodically review the compensation paid to nonemployee directors through annual retainers and meeting fees and any other cash or equity components of compensation and perquisites, if any, and, make recommendations to the Board for any adjustments;

•	review and make recommendations to the Board regarding director and officer’s indemnification and insurance matters;

•	review and approve the employment agreements, salaries, bonuses, equity or equity-based awards and severance, termination, indemnification and change-in-control agreements for all our executive officers;

•	review and approve compensation packages for new executive officers and termination packages for executive officers as may be suggested by management or the Board;

•	review and approve our policies and procedures with respect to expense accounts and perquisites for our executive officers;

•	review and discuss with the Board and our executive officers plans for executive officer development and corporate succession plans for the chief executive officer and other executive officers;

•	review and make recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans;

•	oversee our employee benefit plans;

•	review periodic reports from management on matters relating to personnel appointments and practices;

•	review and discuss with management our compensation discussion and analysis and produce annual reports relating to our compensation discussion and analysis for inclusion in the proxy statements for our annual meetings in compliance with applicable SEC rules and regulations; and

•	annually evaluate the committee’s performance and its charter.
          For additional information regarding the compensation committee, see “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis.”
          Independent Director Oversight of Director Nominations / Nominating and Corporate Governance Committee
          On the Effective Date, our nominating and corporate governance committee was dissolved. Prior to the Effective Date, the nominating and corporate governance committee met two times and took action by unanimous written consent on one occasion during 2010, and consisted of Messrs. Porter (chair) and Dillon and Ms. Ricciardello.
          On the Effective Date, the Board determined that the duties and functions previously authorized to be performed by our nominating and corporate governance committee could more efficiently be performed by dividing such duties and functions between the audit committee and our independent directors. Upon the dissolution of the nominating and corporate governance committee, the audit committee assumed the corporate governance duties and functions previously authorized to be performed by our nominating and corporate governance committee and all other functions and duties relating to corporate governance matters. The Board assumed responsibility for evaluating candidates for membership on the Board, including any nominations for election to the Board validly made by our stockholders. The director nominees will be selected by a majority of the Board’s “independent directors” within the meaning of the applicable listing standards of the Nasdaq, in a vote in which only independent directors participate.
          In carrying out its function to evaluate nominees for election to the Board, the Board considers a candidate’s mix of skills, experience, character, commitment and diversity of background, all in the context of the requirements of the Board at that time. Each candidate should be prepared to participate fully in Board activities, including attendance at, and active participation in, meetings of the Board, and not have other personal or professional commitments that would, in the Board’s judgment, interfere with or limit such candidate’s ability to do so. Additionally, in determining whether to nominate a director for re-election, the Board also considers the director’s past attendance at Board and committee meetings and participation in and contributions to the activities of the Board. The Board has no stated specific minimum qualifications that must be met by a candidate for a position on our Board. The Board does, however, believe it appropriate for at least one member of the Board to meet the criteria for an “audit committee financial expert” as defined by SEC rules, and for a majority of the members of the Board to meet the definition of “independent director” within the meaning of the applicable Nasdaq listing standards.
          The Board’s methods for identifying candidates for election to the Board (other than those proposed by U.S. Concrete’s stockholders, as discussed below) include the solicitation of ideas for possible candidates from a number of sources, including members of the Board, our executives, individuals personally known to the members of the Board and other research. The Board also may select and compensate a third-party search firm to help identify potential candidates, if it deems it advisable to do so.
          The Board will consider nominees stockholders recommend. Stockholders may submit nominations to the Board in care of Corporate Secretary, U.S. Concrete, Inc., 2925 Briarpark Drive, Suite 1050, Houston, Texas 77042. A stockholder’s notice providing for the nomination of a person or persons for election as a director or directors shall set forth, as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made (including any interests described therein held by any affiliates or associates (each within the meaning of Rule 12b-2 under the Exchange Act) of such stockholder or beneficial owner or by any member of such stockholder’s or beneficial owner’s immediate family sharing the same household, in each case as of the date of such stockholder’s notice, which information shall be confirmed or updated, if necessary, by such stockholder and beneficial owner as of the record date for determining the stockholders entitled to notice of the meeting of stockholders and as of the date that is ten (10) business days prior to such meeting of the stockholders or any adjournment or postponement thereof, and such confirmation or update shall be received by the Secretary at our principal executive offices not later than the close of business on the fifth business day after the record date for the meeting of stockholders (in the case of the update and supplement required to be made as of the record date), and not later than the close of business on the eighth business day prior to the date for the meeting of stockholders or any adjournment or postponement thereof (in the case of the update and supplement required to be made as of ten (10) business days prior to the meeting of stockholders or any adjournment or postponement thereof)):
•	the name and address of such stockholder, as they appear on U.S. Concrete’s books, and of such beneficial owner;

•	the class or series and number of shares of capital stock of U.S. Concrete which are, directly or indirectly, beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act) (provided that a person shall in all events be deemed to beneficially own any shares of any class or series and number of shares of capital stock of U.S. Concrete as to which such person has a right to acquire beneficial ownership at any time in the future) and owned of record by such stockholder or beneficial owner;

•	the class or series, if any, and number of options, warrants, puts, calls, convertible securities, stock appreciation rights, or similar rights, obligations or commitments with an exercise or conversion privilege or a settlement payment or mechanism at a price related to any class or series of shares or other securities of U.S. Concrete or with a value derived in whole or in part from the value of any class or series of shares or other securities of U.S. Concrete, whether or not such instrument, right, obligation or commitment shall be subject to settlement in the underlying class or series of shares or other securities of U.S. Concrete (each a “Derivative Security”), which are, directly or indirectly, beneficially owned by such stockholder or beneficial owner;

•	any agreement, arrangement, understanding, or relationship, including any repurchase or similar so-called “stock borrowing” agreement or arrangement, engaged in, directly or indirectly, by such stockholder or beneficial owner, the purpose or effect of which is to mitigate loss to, reduce the economic risk (of ownership or otherwise) of any class or series of capital stock or other securities of U.S. Concrete by, manage the risk of share price changes for, or increase or decrease the voting power of, such stockholder or beneficial owner with respect to any class or series of capital stock or other securities of U.S. Concrete, or that provides, directly or indirectly, the opportunity to profit from any decrease in the price or value of any class or series or capital stock or other securities of U.S. Concrete;

•	a description of any other direct or indirect opportunity to profit or share in any profit (including any performance-based fees) derived from any increase or decrease in the value of shares or other securities of U.S. Concrete;

•	any proxy, contract, arrangement, understanding or relationship pursuant to which such stockholder or beneficial owner has a right to vote any shares or other securities of U.S. Concrete;

•	any rights to dividends on the shares of U.S. Concrete owned beneficially by such stockholder or such beneficial owner that are separated or separable from the underlying shares of U.S. Concrete;

•	any proportionate interest in shares of U.S. Concrete or Derivative Securities held, directly or indirectly, by a general or limited partnership in which such stockholder or beneficial owner is a general partner or, directly or indirectly, beneficially owns an interest in a general partner, if any;

•	a description of all agreements, arrangements, and understandings between such stockholder or beneficial owner and any other person(s) (including their name(s)) in connection with or related to the ownership or voting of capital stock of U.S. Concrete or Derivative Securities;

•	any other information relating to such stockholder or beneficial owner that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for the election of directors in a contested election pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder;

•	a statement as to whether either such stockholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of at least the percentage of U.S. Concrete’s voting shares required under applicable law to elect such stockholder’s nominees and/or otherwise to solicit proxies from the stockholders in support of such nomination; and

•	a representation that the stockholder is a holder of record of shares of U.S. Concrete entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such nomination.
          As to each person whom the stockholder proposes to nominate for election or reelection as a director, the stockholder’s notice shall set forth:
•	all information relating to such person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to the Exchange Act and the rules and regulations promulgated thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected);

•	a description of all direct and indirect compensation and other material agreements, arrangements and understandings during the past three years, and any other material relationships, between or among such stockholder or beneficial owner, if any, and their respective affiliates and associates, or others acting in concert therewith, on the one hand, and each proposed nominee and his or her respective affiliates and associates, or others acting in concert therewith, on the other hand, including all information that would be required to be disclosed pursuant to Rule 404 promulgated under Regulation S-K if the stockholder making the nomination and any beneficial owner on whose behalf the nomination is made, or any affiliate or associate thereof or person acting in concert therewith, were the “registrant” for purposes of such rule and the nominee were a director or executive officer of such registrant;

•	a completed and signed questionnaire regarding the background and qualifications of such person to serve as a director, a copy of which may be obtained upon request from the Secretary;

•	the class or series and number of shares of capital stock of U.S. Concrete which are, directly or indirectly, beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act) (provided that a person shall in all events be deemed to beneficially own any shares of any class or series and number of shares of capital stock of U.S. Concrete as to which such person has a right to acquire beneficial ownership at any time in the future) and owned of record by such person; and

•	such additional information that U.S. Concrete may reasonably request to determine the eligibility or qualifications of such person to serve as a director or an independent director of U.S. Concrete, or that could be material to a reasonable stockholder’s understanding of the qualifications and/or independence, or lack thereof, of such nominee as a director.
          The Board will consider all candidates identified through the processes described above, whether identified by the Board or by a stockholder, and will evaluate each of them on the same basis.
          Executive Committee
          On the Effective Date, our executive committee was dissolved. Prior to the Effective Date, the executive committee took action by unanimous written consent on one occasion during 2010, and consisted of Messrs. Harlan (chair), Piecuch, Foster and Albanese. The key duty and responsibility of the executive committee was reviewing and monitoring the strategic direction of our acquisition program, which the full Board will now oversee.

Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and any persons beneficially owning more than 10% of our common stock to report their initial ownership of common stock and any subsequent changes in that ownership to the SEC. SEC rules establish due dates for these reports, and we are required to disclose any failure to file by those dates. Except for a late Form 3 filed by Mr. Lewis on October 8, 2010, and late Form 4’s filed by each of our executive officers on October, 12, 2010, all required 2010 filings were made on a timely basis. In making these disclosures, we relied solely on written statements of directors, executive officers and stockholders and copies of the reports they have filed with the SEC.
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
Compensation Discussion and Analysis
          The following Compensation Discussion and Analysis describes the material elements of compensation for the Company’s executive officers identified in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”). This Compensation Discussion and Analysis addresses the following topics:
•	our compensation-setting process;

•	our compensation philosophy and policies regarding executive compensation;

•	the elements of our executive compensation program, including our compensation decisions for fiscal year 2010; and

•	post-employment arrangements for our Named Executive Officers.
The Compensation-Setting Process
          Committee Meetings
          Our compensation committee (“compensation committee” or “committee”) meets as often as it determines necessary to perform its duties and responsibilities and works with management to establish the agenda for each meeting. Prior to the Effective Date, the committee held four meetings and took action by unanimous written consent on four occasions during 2010. Since the Effective Date, the committee met three times in 2010, and met 1 time in the first two months of 2011.
          The committee typically meets at least annually with our chief executive officer and vice president of human resources, and, when appropriate and as needed, general counsel and outside advisors. The committee also meets as needed in executive sessions without management, including at least annually to evaluate the performance of our chief executive officer, to determine his bonus for the prior fiscal year, to set his base salary for the then current calendar year, and to consider and approve any grants to him of equity incentive compensation. The committee typically receives and reviews materials in advance of each meeting. These materials include information that our management believes will be helpful to the committee, as well as materials that the committee has specifically requested. Depending on the agenda for the particular meeting, this information may include:
•	reports of other officers’ and general managers’ compensation;

•	financial reports on year-to-date performance versus budget and versus prior year performance;

•	calculations and reports on levels of achievement of individual and corporate performance objectives;

•	information regarding compensation levels at peer groups of companies identified by our compensation committee and compensation consultants, and reports on U.S. Concrete’s two-year performance and current year performance versus those peer groups;

•	management’s proposals for salary, bonus and long-term incentive compensation; and

•	proposed bonus information for all Houston corporate office employees.
          Management’s Role in the Compensation-Setting Process
          Management plays a key role in the compensation-setting process for the executive officers, except with respect to the President and chief executive officer. The most significant aspects of management’s role are:
•	recommending salary adjustments and equity compensation awards;

•	recommending strategic objectives and business performance targets for approval by the compensation committee in connection with incentive compensation plans; and

•	evaluating employee performance.
          The compensation committee has designated our chief executive officer, chief financial officer and vice president of human resources, collectively, as the “Administrator” of our short-term incentive plan, which is our annual cash bonus plan. The compensation committee chose those individuals because of their access to financial information and individual performance criteria necessary to administer the plan. The Administrator has the authority to interpret the plan, to exercise discretion in interpolating performance levels and award payouts outside of or between the designated benchmarks, as well as to take all steps and make all determinations in connection with the incentive plan and bonus payouts as it deems necessary. All award payouts must be approved by the committee.
          Our chief executive officer also participates in committee meetings at the committee’s request to provide:
•	information regarding U.S. Concrete’s strategic objectives;

•	his evaluations of the performance of all executive officers; and

•	compensation recommendations as to all executive officers (excluding himself).
Executive Compensation Philosophy and Policies
          Our ability to hire and retain executives and other key employees is essential to our success and the success of our stockholders. Thus, the objectives of our executive compensation program are to:
•	attract and retain highly qualified and productive individuals;

•	motivate them to achieve annual and long-term financial and strategic goals; and

•	align their interests with the investment interests of our stockholders.
          We believe that we offer a work environment in which executive employees are allowed to use their abilities to achieve personal and professional satisfaction. However, we also understand that our executive employees have a choice regarding where they pursue their careers, and the compensation we offer plays a significant role in their decisions to choose to remain with us. In order to achieve our objectives, our executive compensation program is designed to:
•	Be competitive. We seek to deliver fair and competitive compensation for our executive employees, including the NEOs, by targeting the fixed portion of their compensation at or near the market median in the peer groups described below.

•	Pay for performance. We seek to compensate our executive employees fairly for their contributions to our short- and long-term financial and strategic performance by providing variable compensation through our annual short-term incentive plan.

•	Emphasize stock ownership. Our compensation philosophy includes using equity-based compensation to attract and retain executive officers and align executive compensation with the interests of our stockholders. We do not have any formal equity or security ownership requirements or guidelines.

We believe these principles will reward and encourage our management to deliver increasing stockholder value over time, and help us to attract and retain top executive talent.
          Compensation Consultants and Competitive Benchmarking
          Compensation Consultants
          In February 2010 the compensation committee engaged Towers Watson (“Towers”), a nationally recognized executive compensation consulting firm, to analyze our current compensation program to determine if it continued to be appropriate and properly support our business strategy in the context of the restructuring and, if not, to recommend a revised compensation program for executives and key employees. In connection therewith, Towers:
•	had multiple conversations with the chairman of our compensation committee and our Vice President — Human Resources from February 2010 through the end of the year;

•	attended and participated in two of the seven compensation committee meetings during 2010;

•	advised the compensation committee regarding the appropriateness and amount of a special incentive payment to certain executive officers, including Messrs. Harlan, Lindeman and Konnie, following our emergence from Chapter 11 proceedings;

•	advised the compensation committee regarding the number of RSUs, Incentive RSUs and nonqualified stock options to be granted to management and the executive officers, including Messrs. Harlan, Lindeman and Konnie, following our emergence from Chapter 11 proceedings; and

•	advised the compensation committee regarding the design and implementation of an annual short-term incentive plan for 2011.
          We have used Towers in prior years, including 2006, 2007 and 2008, solely to obtain compensation data for competitive benchmarking to ascertain the median target level for total compensation. We did not use Towers in 2009, and have not used them for any other purpose than as stated above.
          Competitive Benchmarking
          Generally, in setting each executive’s base salary and annual bonus, and in awarding any long-term incentive compensation, our compensation committee considers comparative compensation information for equivalent positions from peer companies, using benchmark and market data collected and prepared by both the compensation committee’s executive compensation consultants and U.S. Concrete’s management. In general, our compensation policy is to attempt to provide annual base salaries, bonuses and equity compensation for our NEOs, as well as for other employees, that are competitive (i.e., at approximately the 50th percentile) with the peer groups described below.
          The compensation committee uses the 50th percentile as a benchmark for each component of compensation. The compensation committee takes into consideration each executive’s tenure with our company, overall experience and level of performance when determining the level of his or her base salary relative to the median. The level of bonus and long-term incentive compensation pay for each executive relative to the 50th percentile reflects each executive’s level of performance and our annual performance relative to our budget approved by our Board. However, our compensation committee has the flexibility to adjust compensation for key executives with significant industry experience and/or outstanding sustained performance over a period of time, and for executives within individual business units that achieve excellent performance when U.S. Concrete’s results are below budget in the aggregate.
          Corporate performance objectives typically have been established based on EBITDA, free cash flow and return on assets relative to budgeted levels for each business unit and for all of U.S. Concrete. We generally define EBITDA as our net income (loss), plus (1) the provision (benefit) for income taxes, (2) net interest expense, (3) noncash impairments and (4) depreciation, depletion and amortization. Our compensation committee periodically reviews the appropriateness of this financial measure, as used in our incentive plans, the degree of difficulty in achieving the targets based on this measure, as well as certain strategic and nonfinancial objective criteria.
          For 2010, compensation data was obtained from Equilar, a proxy compensation database resource, to ascertain the median target level for total compensation. We have used Equilar for the past five years as a cost-effective solution to obtain peer group compensation data, and we do not use Equilar for any other purpose. We obtained compensation data for a group of companies with revenues between $300 million and $700 million for which compensation data was available for their top 25 employees, and includes Brookfield Homes Corp., Enpro Industries, Inc., Esco Technologies, Inc., Nordson Corp., Standard Motor Products Co., Tecumseh Products Co., Tredegar Corp and Zebra Technologies Corp. We believe that this group of companies is appropriate for determining peers because their revenues are closest to U.S. Concrete, and revenue size provides a reasonable point of reference for comparing like positions and scope of responsibility. Additionally, unlike most companies for which compensation data is only available for the named executive officers, these companies have compensation data available for the top 25 employees, which allows us to more effectively compare the total compensation of our officer positions with employees with similar titles and job responsibilities.
          Given the changing nature of our industry and the construction industry, the actual companies used in the benchmarking process vary from year to year. Other than the information obtained from Towers for equity compensation grants following our emergence from Chapter 11 proceedings, and the information from Equilar for total compensation, no compensation consultants were engaged for the purpose of determining 2010 compensation.
          Components of Executive Compensation
          The primary components of our executive compensation programs are as follows:
•	Annual Base Salaries. This fixed component of pay is based on an individual’s particular skills, responsibilities, experience and performance. The executive officers, as well as other salaried employees, are eligible for annual increases based on performance, experience and/or changes in job responsibilities.

•	Annual Bonuses. This variable cash component of pay is based on an individual’s achievement of specified operational, strategic, safety and individual goals, measured over a performance period of one year.

•	Long-Term Equity Incentives. This variable equity component of pay is based on an individual’s grade level, and generally requires continued service for three years from the date of grant.

•	401(k) Plan. All executive officers are eligible to participate in our 401(k) Plan, which we make available to substantially all of our employees. We suspended our historical matching contribution in 2010 as part of our overall cost-control initiatives, but have resumed a matching contribution at a lower amount in 2011.

•	Health and Welfare Benefits. All executive officers are eligible to participate in benefit programs that are available to substantially all salaried employees which provide for basic life, disability and health insurance needs. We do not offer any post-employment retiree health or welfare benefits.

•	Severance Benefits. Each of our NEOs is eligible to receive severance compensation and benefits if their employment is terminated in a qualifying termination.
          Previously, all executive officers, and all employees who worked at least 20 hours a week and five months a year, were eligible to participate in our Employee Stock Purchase Plan (the “ESPP”). The ESPP permitted eligible employees to purchase shares of our common stock at a 15% discount through payroll deductions. We suspended the ESPP effective January 1, 2010, and terminated it on the Effective Date.
          Additionally, all our executive officers were previously eligible to participate in our deferred compensation plan, which allowed participants to defer up to 80% of their base compensation, and up to 100% of their incentive compensation, and allowed the deferral of supplemental retirement funds beyond the 401(k) statutory limitations. We terminated the deferred compensation plan effective November 4, 2009, and the participants in the plan, which included Messrs. Harlan, Hardy and Albanese, received a lump-sum distribution of their account balance on November 5, 2010.
Elements of Our Executive Compensation Program
          Base Salary
          Our compensation committee’s general approach is to determine base salaries initially by evaluating the levels of responsibility, prior experience and breadth of knowledge of the executives, internal equity issues and external pay practices. The committee reviews executive salaries annually based on a variety of factors, including individual scope of responsibility and accountability, individual performance, general levels of market salary increases and U.S. Concrete’s overall results. The committee generally grants salary increases within a pay-for-performance framework. The committee assesses performance for base salary purposes based on (1) goal accomplishments, with such goals being set by supervisors, or in the case of the chief executive officer, by the Board, and (2) job-related behaviors relative to defined competencies, such as productivity, ownership, teamwork, corporate citizenship and managerial competence. Effective October 1, 2010, Mr. Lindeman’s base annual salary was increased from $245,000 to $275,000 to reflect Mr. Lindeman’s performance, and to make his base annual salary more competitive with comparable positions at our peer group of companies. Otherwise, the base annual salaries of the NEOs were not adjusted in 2010.
          The 2010 base salaries for the NEOs who were employed by us on December 31, 2010 were as follows:

Name and Title	2010 Base Salary (1)
Michael W. Harlan, President and Chief Executive Officer	$500,000
James C. Lewis, Senior Vice President and Chief Financial Officer	$275,000
Curt M. Lindeman, Vice President, General Counsel and Corporate Secretary	$275,000
Gary J. Konnie, Vice President — Human Resources	$235,000
Jeff L. Davis, Vice President and General Manager — Central Concrete Supply Co., Inc.	$245,400

(1)	This amount represents the base salary that was in effect for each NEO as of December 31, 2010, and does not reflect the amount actually received by the NEO for all of 2010. For amounts actually received by each NEO for 2010 see the “Summary Compensation Table” below.
          Annual Bonus
          2010 Annual Salaried Team Member Incentive Plan
          Our compensation committee considers awarding cash bonuses to executive officers on an annual basis. For 2010, the committee adopted a short-term incentive plan for all our salaried employees, including all our executive officers. The plan’s purpose was to attract, retain, motivate and reward team members for successful company, business unit and individual performance, with rewards that are commensurate with the level of performance attained.
          The incentive plan consisted of two components: a financial component, which represented 60% of each participant’s potential individual target bonus, and a strategic component, which represented 40% of each participant’s potential individual target bonus. The financial component could only be earned if U.S. Concrete’s overall EBITDA was equal to or greater than $18 million. The overall company EBITDA for 2010 was below the budgeted EBITDA threshold, so participants did not receive any cash bonus under the financial component of the 2010 short-term incentive plan. The strategic component was not subject to the above-referenced EBITDA threshold; however, it was subject to the discretion of the compensation committee to modify or eliminate, taking into consideration market conditions and other criteria it deemed appropriate. The compensation committee exercised its discretion and awarded modified cash bonuses to a limited number of participants in two of our business units to reward those participants for the accomplishment of strategic objectives and to recognize the above-average performance of their business units. Mr. Davis, as the Vice President and General Manager of one of the two business units, Central, received a modified cash bonus of $25,000. Other than Mr. Davis, none of the NEOs received a cash bonus for 2010 performance pursuant to the 2010 short-term incentive plan.
          FINANCIAL COMPONENT
          If U.S. Concrete would have exceeded the $18 million EBITDA threshold, 60% of a participant’s bonus payout would have been calculated based on: (1) such participant’s target bonus; and (2) the financial performance of such participant’s business unit.
•	Determination of Target Bonus subject to the Financial Component. Each participant was designated a grade level based on such employee’s position in our organization. The grade level determined a participant’s target bonus, as a percentage of such participant’s annual base pay, which for 2010, ranged from 40% to 75% for the NEOs. As an example, Mr. Harlan’s total target bonus was $375,000 (75% of his annual salary of $500,000), and $225,000 was the amount subject to the financial component (60% of $375,000).

•	Evaluation of Business Unit Performance/Determination of Payout under the Financial Component. The amount of a participant’s target bonus to be paid out under the financial component was to be determined by that participant’s business unit’s free cash flow and return on assets, each as compared to budget and based on the schedule set forth below. The two metrics were to be weighted equally, so that one-half of the participant’s bonus under the financial component would have been applied to each metric. Participants in the Houston corporate office would have been evaluated on the basis of our consolidated free cash flow and return on assets.

% of Budget Attained	% Target Bonus
150%	200%
140%	180%
130%	160%
120%	140%
110%	120%
100%	100%
95%	95%
90%	90%
85%	85%
80%	80%
75%	75%
As an example, if U.S. Concrete’s consolidated free cash flow was 80% of budget, and consolidated return on assets was 75% of budget, then Mr. Harlan would have received a bonus, under the financial component, of $174,375 (($112,500)(0.80) + ($112,500)(0.75)).
          STRATEGIC COMPONENT
          The strategic component was not subject to an EBITDA threshold. However, the payout of any bonus under the strategic component was subject to the discretion of the compensation committee, taking into consideration market conditions and other criteria it deemed appropriate. The compensation committee exercised its discretion and awarded modified cash bonuses to a limited number of participants in two of our business units, including Mr. Davis, to reward those participants for the accomplishment of strategic objectives and to recognize the above-average performance of their business units. Based on U.S. Concrete’s 2010 financial results, the compensation committee reduced the amount of the bonuses that were awarded from the amounts that would have been received according to the methodology set forth below.
          Under the strategic component, 40% of a participant’s bonus payout was calculated based on: (1) such participant’s target bonus; and (2) the accomplishment of certain strategic items by the participant and such participant’s business unit.
•	Determination of Target Bonus subject to the Strategic Component. The determination of a participant’s target bonus under the strategic component was the same as under the financial component. However, only 40% was subject to payout under the strategic component. As an example, Mr. Harlan’s total target bonus was $375,000 (75% of his annual salary of $500,000), and $150,000 was the amount subject to the strategic component (40% of $375,000).

•	Evaluation of the Accomplishment of Certain Strategic Items/Determination of Payout under the Strategic Component. The amount of a participant’s available target bonus to be paid out under the strategic component was determined by the accomplishment of certain strategic metrics by the participant and such participant’s business unit, and based on the schedule set forth below. The strategic metrics varied by business unit and individual responsibilities, but included some combination of the following:
strategic positioning: completion of financial restructuring; development of an updated, long-term strategic plan; recognition of competitive market; management of supplier/vendor relationships; identification of vertical integration potentials; and recognition of market shifts and customer balance;
operational efficiencies: improvement in cash management, yards-per-man-hour, cubic-yards-per-truck, cost-per-yard, average loads per truck, average number of orders per day, and on-time delivery percentage; reduction in back-charges; and various other administrative metrics;
new product development: complete development of R&D laboratory; identification of product opportunities with commercial viability; and the launch of one new product during 2010;
project impact: completion of consolidated company and business unit scoreboards; use of Siebel quote system and effectiveness; effectiveness of Command Alkon standardization; enhanced use of reporting tools; development and implementation of ongoing training and support programs; and completion of company intranet;
employee deployment: continued employee training; development of succession planning; and completion of performance reviews; and
safety rates: favorable incident rate, recordable rate and lost workday incident rate, as compared to budgeted rates.

The amount of a participant’s available target bonus under the strategic component was according to the following schedule:

% of Available
Bonus to be Paid
Individual Rating	Out
0.0 (Below Threshold)	0%
1.0 (Threshold)	50%
2.0 (Target)	100%
3.0 (Optimum)	200%
As an example, if Mr. Harlan’s individual rating was 2.0, then he would have received a bonus, under the strategic component, of $150,000 (100% of $150,000).
          Under all of the examples above, Mr. Harlan would have earned a total cash bonus of $324,375 ($174,375 + $150,000). However, as noted earlier, the only NEO that received a cash bonus under the 2010 short-term incentive plan was Mr. Davis.
          Special Restructuring Bonus
          In September 2010, the compensation committee, upon consultation from Towers, approved a one-time special incentive payment to certain executive officers, including Messrs. Harlan, Lindeman and Konnie of $200,000, $98,000 and $94,000, respectively, or 40% of such NEO’s then-current annual base salary, to compensate those individuals for the extraordinary time and effort expended by them that was instrumental to the success of our restructuring.
          Incentive Compensation, Restricted Stock Units and Nonqualified Stock Option Awards
          In prior years, we granted shares of restricted stock and nonqualified stock options to executive officers, generally in the first quarter of each year. However, no equity was granted to executive officers in 2010 prior to the Effective Date, as the compensation committee determined that no equity awards would be made to directors, officers or employees during our restructuring process.
          Pursuant to the consummation of our plan of reorganization and emergence from Chapter 11 proceedings, on the Effective Date, all of our then existing equity securities, including all common stock (the “Old Common Stock”) and nonqualified stock options previously granted to the executive officers, vested and unvested, were cancelled. Holders of the Old Common Stock, including our executive officers holding vested shares of Old Common Stock, received 0.040462 Class A warrants and 0.040462 Class B warrants (subject to rounding to the nearest whole number of warrants) for each share of Old Common Stock they held on the Effective Date. Initially, each Class A Warrant entitles the holder to purchase one share of our new common stock at an exercise price of $22.69 per share, and each Class B Warrant entitles the holder to purchase one share of our new common stock at an exercise price of $26.68 per share. The warrants will expire on August 31, 2017, and the exercise price and number of shares a holder can purchase with a warrant may be adjusted if certain events occur.
          Our compensation committee continues to believe that equity compensation is one of the most effective means of creating a long-term link between the compensation provided to executive officers and other key management personnel and gains realized by our stockholders. The compensation committee currently intends to use a combination of RSUs, Incentive RSUs and nonqualified stock options as long-term incentive compensation because:
•	RSUs, Incentive RSUs and nonqualified stock option awards provide a motivating form of incentive compensation, help to align the interests of executives with those of our stockholders, foster employee stock ownership, and contribute to the focus of the management team on increasing value for our stockholders; and

•	the extended vesting period, which is subject to the executive’s continued employment with U.S. Concrete, encourages executive retention.
          In determining the number of RSUs, Incentive RSUs and nonqualified stock options to be granted to our executive officers, our compensation committee takes into account each individual’s position, scope of responsibility, ability to affect profits and stockholder value, and the individual’s historic and recent performance.

          The compensation committee’s practice has been to determine the dollar amount of equity compensation to be provided by considering comparative long-term compensation information for equivalent positions from peer companies, and then attempting to grant equity compensation that has a fair market value at approximately the 50th percentile as of the date of grant. In 2010, Towers reviewed comparative long-term compensation information for equivalent positions from companies that had recently undergone restructurings similar to ours, and advised the compensation committee on the number of RSUs, Incentive RSUs and nonqualified stock options to be granted to management and the executive officers. With the exception of promotions, new hires and employees of acquired companies, the committee generally makes these awards during the first quarter of each year. However, in 2010, the committee made the awards to all of our NEOs except Mr. Lewis following our emergence from Chapter 11 proceedings in the third quarter. The committee granted Mr. Lewis’ equity upon commencement of his employment with the Company on October 1, 2010.
          Generally, our awards of RSUs, Incentive RSUs and nonqualified stock options are granted on, or as soon as practicable following, the compensation committee action date and vest in equal quarterly installments over a three-year period. However, vesting may be accelerated following a change of control or other specified events involving our company, or upon termination of the applicable employee’s employment by reason of death, disability or retirement. Additionally, vesting may be accelerated, if provided in a written employment or severance agreement between an executive officer and us, upon termination of such executive officer’s employment by us without cause or termination of such executive officer’s employment by such executive officer for good reason or good cause. We have agreements in effect now for each of the NEOs that would provide for early vesting in the circumstances described above.
          In 2010, the compensation committee approved grants of 186,781 RSUs and 186,781 Incentive RSUs to the NEOs. The RSUs represent the right to receive on the payout date specified in the award agreement a number of shares of U.S. Concrete common stock equal to the number of shares awarded, subject to the vesting requirements. With respect to each RSU awarded to a grantee under the 2010 Management Equity Incentive Plan, such grantee received one Incentive RSU which entitles such grantee to receive a payment equal to 0.35020 of a share of our common stock to be delivered within thirty (30) days following the later of the date on which (i) the related RSU vests, or (ii) the” Performance Goal” is achieved. For purposes of the foregoing, the “Performance Goal” shall be deemed to have been achieved on the earlier of (a) the conversion on a cumulative basis of 95% of our 9.5% Convertible Secured Notes due 2015 issued pursuant to the Indenture dated August 31, 2010 between U.S. Concrete, U.S. Bank National Association, as Trustee and Noteholder Collateral Agent, and the Guarantors named therein (the “2010 Indenture”) or (b) the date we deliver a conversion event notice in accordance with the terms of the Indenture. If the Performance Goal is not achieved prior to August 31, 2015, each Incentive RSU will expire without any payment being made with respect thereto.
          The compensation committee also approved grants to the NEOs in 2010 of 50,940, 50,940, 25,471 and 25,471 options to purchase shares of U.S. Concrete common stock at $12.00, $15.00, $22.69 and $26.68 per share, respectively. The equity grants relate to the service of the NEOs during the year of grant, and as an incentive to achieve U.S. Concrete’s future objectives. Four different exercise prices were used for the 2010 nonqualified stock option grants to closely align such grants with the interests of our stockholders and warrant holders. The $12.00 and $15.00 exercise prices of the options were based on a 20% and 50% increase in the price of a share of our common stock from the plan of reorganization value, and the $22.69 and $26.68 exercise prices match the exercise prices of the Class A and Class B warrants, respectively.
          Retirement Plans
          We maintain a 401(k) plan pursuant to which we historically matched employee contributions dollar-for-dollar up to 5% of an employee’s annual salary, but not exceeding statutory limitations. Effective January 1, 2010, we suspended the matching contribution as part of our overall cost-control initiatives. However, in September 2010, the compensation committee approved resuming a matching contribution, effective January 1, 2011, at 40 percent of each dollar contributed by a participating employee up to 5% of an employee’s annual eligible compensation, not to exceed the statutory maximum.
          Perquisites and Other Benefits
          We provide certain executive officers with employee benefits and perquisites. The employee benefits programs in which our executive officers participate (which provide benefits such as medical coverage and group term life insurance protection) are generally the same programs offered to substantially all our salaried employees. These programs are intended to promote the health and financial security of our employees. The programs are provided at competitive market levels to attract, retain and reward employees.
          Perquisites did not constitute a material portion of the compensation to the NEOs for 2010. We believe the perquisites provided are below general industry practice, but reasonable.

Post-Employment Arrangements for Our Executive Officers
          In 2007, our compensation committee determined that it was in our best interest to enter into executive severance agreements with certain executive officers and key employees, including each of the NEOs. In September 2010, we entered into a revised form of executive severance agreement each of with Messrs. Harlan, Lindeman and Konnie, and in October 2010 we entered into the same form with Mr. Lewis. Each executive severance agreement provides for severance payments and other benefits following termination of the applicable officer’s employment under various scenarios, as described below. We believe these severance benefits should reflect the fact that it may be difficult for such employees to find comparable employment within a short period of time. Each such agreement also contains a confidentiality covenant, requiring the applicable officer to not disclose U.S. Concrete’s confidential information at any time, as well as noncompetition and nonsolicitation covenants, which prevent the executive from competing with U.S. Concrete or soliciting its customers or employees during employment and for one year after the officer’s employment terminates (subject to extension in the event of a change in control, so that the noncompetition and nonsolicitation covenants will extend to cover the number of months post-termination used to determine the severance benefits payable to him (as described below)).
          In the case of a termination of the applicable officer’s employment prior to a “change in control” either by us without “cause” or by the officer for “good cause,” the officer would generally be entitled to the following severance benefits:
•	a lump-sum payment in cash equal to the officer’s monthly base salary in effect on the date of termination multiplied by 24 in the case of certain officers, including Messrs. Harlan, Lewis, Lindeman and Konnie, and, multiplied by 12 in the case of all other applicable officers, including Mr. Davis, together with a prorated amount of accrued but unpaid monthly base salary for any partial month in which the termination occurs;
•	a lump-sum payment in cash equal to the amount of the officer’s (1) target bonus for the bonus year in which the termination occurs, prorated based on the number of days in the bonus year that have elapsed prior to the termination, and (2) the value of unused vacation days earned the year prior to the year in which the termination occurs, plus pro rata vacation days earned in the year in which the termination occurs;
•	payment by us of all applicable medical continuation premiums for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act, or COBRA, for the benefit of the officer (and his covered dependents as of the date of his termination, if any) under his then-current plan election for 18 months after termination; and
•	(a) in the case of certain officers, including Messrs. Harlan, Lewis, Lindeman and Konnie, a pro rata portion of all outstanding and previously unvested stock options, restricted stock awards, restricted stock units and similar awards granted to the officer by us prior to the date of termination (the “Unvested Awards”) that would otherwise have vested during the six-month period following the date of termination if such termination had not occurred will become vested and exercisable (as applicable), and vested stock options will remain exercisable until the earlier of (1) the expiration of the twelve-month period following termination, and (2) the expiration date of the original term of the applicable stock option; and (b) in the case of all other applicable officers, including Mr. Davis, immediate vesting of all Unvested Awards, and immediate lapsing of any restrictions, forfeiture conditions or other conditions or criteria applicable to any such awards on the date of termination.
          Our senior management and other employees have made significant contributions to U.S. Concrete over the past several years, and we believe that it is important to protect them in the event of a change in control. Further, it is our belief that the interest of our senior management should be aligned with our stockholders, and providing change-in-control benefits should eliminate, or at least reduce, the reluctance of senior management to pursue potential change-in-control transactions that may be in the best interests of our stockholders generally, but that may result in loss of employment for an individual NEO.
          In the event there is a “change in control” of our company and within one year thereafter the officer’s employment is terminated by us without cause or by the officer for good cause, the officer would generally be entitled to the following severance benefits:
•	a lump sum payment in cash equal to (a) the sum of (1) the officer’s monthly base salary in effect on the termination date multiplied by 12, and (2) the amount of the officer’s full target bonus for the bonus year in which termination occurs, multiplied by (b) in the case of Messrs. Harlan, Lewis, Lindeman and Konnie, 2.5, and in the case of Mr. Davis, 2.0;
•	a lump-sum payment in cash equal to the value of the officer’s accrued but unpaid salary through the date of such termination, plus the officer’s unused vacation days earned for the year prior to the year in which the termination occurs and a pro rata portion of the vacation days earned for the year in which the termination occurs;
•	payment by the Company of all applicable medical continuation premiums for continuation coverage under COBRA for the benefit of the officer (and his covered dependents as of the date of his termination, if any) under his then-current plan election for 18 months after termination; and

•	all Unvested Awards shall become fully vested.
          In the case of termination by reason of the officer’s death or long-term/permanent disability, the officer or his heirs would be entitled to substantially the same benefits as outlined above for a termination by us without cause or by the officer for good cause in the absence of a change in control, except that any Unvested Awards would not become vested, but instead would terminate immediately.
          In the case of a termination of the applicable officer’s employment either by us for cause or by the officer without good cause, the officer would be entitled to payments for his accrued but unpaid pro rata monthly base salary and unused vacation, in each case through the date of termination, and all Unvested Awards would be cancelled. Also, in the case of a termination by us for cause, all vested stock options held by the officer would remain exercisable for a period of up to 90 days, after which they would expire.
          Under each executive severance agreement, we would have “cause” to terminate the applicable officer’s employment in the event of:
•	the officer’s gross negligence, willful misconduct or willful neglect in the performance of his material duties and services to us;
•	the officer’s final conviction of a felony by a trial court, or his entry of a plea of nolo contendere to a felony charge;
•	any criminal indictment of the officer relating to an event or occurrence for which he was directly responsible which, in the business judgment of a majority of our Board of Directors, exposes our company to ridicule, shame or business or financial risk; or
•	a material breach by the officer of any material provision of the executive severance agreement.
On the other hand, the officer generally would have “good cause” to terminate his employment if there is:
•	a material diminution in his then current monthly base salary;
•	a material change in the location of his principal place of employment by us;
•	any material diminution in his current position or any title or position to which he has been promoted;
•	any material diminution of his authority, duties or responsibilities from those commensurate and consistent with the character, status and dignity appropriate to his current position or any title or position to which he has been promoted (provided, however, that if at any time he ceases to have such duties and responsibilities because we cease to have any securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, or cease to be required to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended, then the officer’s authority, duties and responsibilities will not be deemed to have been materially diminished solely due to the cessation of such publicly traded company duties and responsibilities);
•	any material breach by us of any material provision of the executive severance agreement, including any failure by us to pay any amount due under the executive severance agreement; or
•	with respect to each of Messrs. Harlan, Lewis, Lindeman and Konnie, any restructuring of such executive’s direct reporting relationship within our company.
          Under each executive severance agreement, a “change in control” will be deemed to have occurred on the earliest of any of the following dates:
•	the date our company merges or consolidates with any other person or entity, and the voting securities of our company outstanding immediately prior to such merger or consolidation do not continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the total voting power of the voting securities of our company or such surviving entity outstanding immediately after such merger or consolidation;
•	the date our company sells all or substantially all of our assets to any other person or entity;

•	the date our company is dissolved;
•	the date any person or entity together with its affiliates becomes, directly or indirectly, the beneficial owner of voting securities representing more than 50% of the total voting power of all then outstanding voting securities of our company; or
•	the date the individuals who constituted the nonemployee members of our Board of Directors (the “Incumbent Board”) as of the effective date of the agreement cease for any reason to constitute at least a majority of the nonemployee members of our Board, provided that, for purposes of this clause, any person becoming a director whose election or nomination for election by our stockholders was approved by a vote of at least 80% of the directors comprising the Incumbent Board then still in office (or whose election or nomination was previously so approved) will be considered as though such person were a member of the Incumbent Board;
provided, however, a “change in control” shall not be deemed to have occurred in connection with any bankruptcy or insolvency of our company, or any transaction in connection therewith.
          Based on a hypothetical termination date of December 31, 2010 for each of our NEOs who were employed by us on December 31, 2010, the severance benefits for those NEOs due to a termination either by us without “cause” or by the officer for “good cause” in the absence of a change in control pursuant to the terms of the executive severance agreements would have been as follows:

			Healthcare
			and Other	Fair Market Value of
	Total Base	Targeted	Insurance	Accelerated Unvested
Name	Salary Sum	Bonus	Benefits	Equity Compensation	Total (1)
Michael W. Harlan	$1,000,000	$375,000	$32,020	$133,899	$1,540,919
James C. Lewis	$550,000	$110,000	$32,020	$27,617	$719,637
Curt M. Lindeman	$550,000	$110,000	$32,020	$32,805	$724,825
Gary J. Konnie	$470,000	$94,000	$22,440	$23,599	$610,039
Jeff L. Davis	$245,400	$98,160	$22,440	$123,219	$489,219

(1)	Any unused but accrued vacation pay was excluded from the above table. Each NEO is entitled to 4 weeks of annual vacation.
          Based on a hypothetical termination and change in control date of December 31, 2010 for each of our NEOs who were employed by us on December 31, 2010, the change in control termination benefits for those NEOs pursuant to the terms of the executive severance agreements would have been as follows:

				Fair Market
				Value of
			Healthcare And	Accelerated
	Total Base		Other Insurance	Unvested Equity
Name	Salary Sum	Targeted Bonus	Benefits	Compensation	Tax Gross Up (1)	Total (2)
Michael W. Harlan	$1,250,000	$937,500	$32,020	$803,396	n/a	$3,022,916
James C. Lewis	$687,500	$275,000	$32,020	$165,701	n/a	$1,160,221
Curt M. Lindeman	$687,500	$275,000	$32,020	$196,831	n/a	$1,191,351
Gary J. Konnie	$587,500	$235,000	$22,440	$141,595	n/a	$986,535
Jeff L. Davis	$490,800	$196,320	$22,440	$123,219	$0	$832,779

(1)	Messrs. Harlan, Lewis, Lindeman and Konnie’s Amended and Restated Executive Severance Agreements provide that in the event any payment or distribution to such individual would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then if the aggregate of all payments that would be subject to the excise tax, reduced by all federal, state and local taxes applicable thereto, including the excise tax is less than the amount such individual would receive, after all such applicable taxes, if such individual received payments equal to an amount which is $1.00 less than three times the such individual’s “base amount,” as defined in and determined under Section 280G of the Code, then, such payments shall be reduced or eliminated to the extent necessary so that the aggregate payments received by such individual will not be subject to the excise tax.

(2)	Any unused but accrued vacation pay was excluded from the above table. Each NEO is entitled to 4 weeks of annual vacation.
          No severance benefits were paid to Mr. Hardy, as he terminated his employment on June 4, 2010 without good cause.

Compliance with Internal Revenue Code Section 162(m)
          Section 162(m) of the Internal Revenue Code generally disallows a deduction to public companies to the extent of excess annual compensation over $1 million paid to certain executive officers, except for qualified performance-based compensation. The compensation committee plans to review this matter as appropriate and take action as may be necessary to preserve the deductibility of compensation payments to the extent reasonably practical and consistent with our compensation objectives.
Conclusion
          Based upon its review of our overall executive compensation program, the compensation committee believes our executive compensation program, as applied to our executive officers, is appropriate and is necessary to retain the executive officers who are essential to our continued development and success, to compensate those executive officers for their contributions and to enhance stockholder value. The committee believes that the total compensation opportunities provided to our executive officers create a commonality of interests and alignment of our long-term interests with those of our stockholders.
Report of the Compensation Committee
          The compensation committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the review and discussion with management, the compensation committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K and proxy statement.
          This report is furnished by the compensation committee of the Board of Directors.
The Compensation Committee:
Kurt M. Cellar, Chairman
Michael D. Lundin
Colin M. Sutherland
          Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that incorporate future filings, including this annual report on Form 10-K, in whole or in part, the foregoing report of the compensation committee shall not be deemed to be filed with the SEC or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference.

Summary Compensation Table
          The following table sets forth the compensation earned by our Named Executive Officers in fiscal years 2010, 2009 and 2008.

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	Other
Name and Principal Position	Year	Salary(1)(2)	Bonus(3)	Awards(4)	Awards(5)	Compensation(3)	Earnings(6)	Compensation(7)	Total
Michael W. Harlan,	2010	$499,999	$200,000	$839,056	$125,233	$0	$0	$690	$1,664,978
President and Chief Executive	2009	$499,999	$0	$101,500	$47,278	$0	$0	$12,940	$661,717
Officer	2008	$491,250	$250,000	$123,600	$39,548	$0	$0	$12,190	$916,588

James C. Lewis,	2010	$68,749	$0	$173,056	$25,831	$0	$0	$172	$267,808
Senior Vice President and Chief Financial Officer (8)

Curt M. Lindeman,	2010	$252,499	$98,000	$205,568	$30,682	$0	$0	$676	$587,425
Vice President, General Counsel and	2009	$244,999	$0	$37,700	$10,131	$0	$0	$12,926	$305,756
Corporate Secretary	2008	$233,750	$73,500	$107,120	$15,819	$0	$0	$12,052	$442,241

Gary J. Konnie,	2010	$235,000	$94,000	$147,880	$22,072	$0	$0	$648	$499,600
Vice President —	2008	$232,500	$70,500	$107,120	$15,819	$0	$0	$12,124	$438,063
Human Resources (9)

Jeff L. Davis,	2010	$245,400	$0	$128,688	$19,208	$25,000	$0	$276	$418,572
VP and GM — Central Concrete	2009	$241,858	$0	$37,700	$10,131	$0	$0	$16,267	$305,956
Supply Co., Inc. (10)

Robert D. Hardy,	2010	$151,136	$0	$0	$0	$0	$0	$27,268	$178,404
Former Executive Vice President	2009	$349,999	$0	$65,250	$30,393	$0	$0	$12,940	$458,582
and Chief Financial Officer (11)	2008	$343,750	$153,000	$123,600	$15,819	$0	$0	$12,190	$648,359

(1)	Cash compensation received by each NEO in 2010, 2009 and 2008 is found in the “Salary,” “Bonus” and “Non-Equity Incentive Plan Compensation” columns, as well as a portion of the amount reflected in the “Other Compensation” column, of this table. The figures shown in the Salary column of this table reflect the amount actually received by the NEO, not that NEO’s annual rate of pay for the applicable year. Rates of pay may/would be higher than amounts shown if an NEO began employment with us during a particular year or if an NEO received a salary increase during the year. Annual pay increases for all executive officers are generally not effective until April of that year. In addition, an officer’s rate of pay may change over the course of the year due to a change in job title or responsibilities.

(2)	The amounts shown in this column for 2009 and 2008 for Messrs. Harlan and Hardy include that portion of salary that they deferred pursuant to our deferred compensation plan. We terminated the deferred compensation plan effective November 4, 2009, and Messrs. Harlan and Hardy each received a lump-sum distribution of their respective account balances on November 5, 2010.

(3)	The overall company EBITDA for 2010 was below the EBITDA threshold, so participants did not receive any cash bonus under the financial component of the 2010 annual short-term incentive plan. The strategic component of the 2010 annual short-term incentive plan was not subject to the above-referenced EBITDA threshold; however, it was subject to the discretion of the compensation committee to modify or eliminate, taking into consideration market conditions and other criteria it deemed appropriate. The compensation committee exercised its discretion and awarded cash bonuses to a limited number of participants in two of our business units to reward those participants for the accomplishment of strategic objectives and to recognize the above-average performance of their business units. Mr. Davis, as the Vice President and General Manager of one of the two business units, Central, received a modified cash bonus of $25,000. Other than Mr. Davis, none of the NEOs received a cash bonus for 2010 performance pursuant to the 2010 short-term incentive plan. However, in September 2010, the compensation committee, upon consultation from Towers, approved a special incentive payment to certain executive officers, including Messrs. Harlan, Lindeman and Konnie of $200,000, $98,000 and $94,000 respectively, to compensate those individuals for the extraordinary time and effort expended by them that was instrumental to the success of our restructuring.

(4)	The amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of the awards of RSUs and Incentive RSUs in 2010, and the awards of Restricted Stock in 2009 and 2008, as determined in accordance with FASB ASC Topic 718. We determined the fair market value of a restricted stock award on the grant date using the closing price of our common stock on the date of grant. The values shown in this column are not representative of the amounts that may eventually be realized by the executive. Assumptions used in the calculations of the 2010 amounts are included in Note 9 to our consolidated financial statements, which are included in Item 8 of this report]. Assumptions used in the calculations of the 2009 amounts are included in Note 7 to our consolidated financial statements for the year ended December 31, 2009, which are included in our annual report on Form 10-K for the year ended December 31, 2009. Assumptions used in the calculations of the 2008 amounts are included in Note 5 to our consolidated financial statements for the year ended December 31, 2008, which are included in our annual report on Form 10-K for the year ended December 31, 2008.

(5)	The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of the awards in those years, as determined in accordance with FASB ASC Topic 718. We determined the fair market value of a stock option award on the grant date using a Black-Scholes option pricing model. This model estimates the grant date fair value utilizing assumptions such as dividend yield, our common stock volatility, risk free interest rates, and expected option lives. The values shown in this column are not representative of the amounts that may eventually be realized by the executive. Assumptions used in the calculations of the 2010 amounts are included in Note 9 to our consolidated financial statements, which are included in Item 8 of this report. Assumptions used in the calculations of the 2009 amounts are included in Note 7 to our consolidated financial statements for the year ended December 31, 2009, which are included in our annual report on Form 10-K for the year ended December 31, 2009. Assumptions used in the calculations of the 2008 amounts are included in Note 5 to our consolidated financial statements for the year ended December 31, 2008, which are included in our annual report on Form 10-K for the year ended December 31, 2008.

(6)	There are no nonqualified deferred compensation earnings reflected in this column because none of the NEOs received above-market or preferential earnings on such compensation during 2010, 2009 or 2008.

(7)	The amounts in the “All Other Compensation” column for fiscal year 2010 reflects: life insurance premiums paid by us for Messrs. Harlan, Lewis, Lindeman, Konnie, Davis and Hardy, of $690, $172, $676, $648, $276 and $354 respectively; and $26,923 to Mr. Hardy for accrued but unused vacation. The amounts in the “All Other Compensation” column for fiscal year 2009 reflects: matching contributions under our 401(k) Plan of $12,500 for each of Messrs. Harlan, Lindeman, Davis and Hardy; life insurance premiums paid by us for Messrs. Harlan, Lindeman, Davis and Hardy, of $690, $676, $276, and $690, respectively; and an automobile valued at $3,741 transferred to Mr. Davis to compensate him for changes to the Company’s automobile policy. The amounts in the “All Other Compensation” column for fiscal year 2008 reflects: matching contributions under our 401(k) Plan of $11,500 for each of Messrs. Harlan, Lindeman, Konnie and Hardy.

(8)	No information is reported for Mr. Lewis for 2008 and 2009, as he joined the company October 1, 2010.

(9)	No information is reported for Mr. Konnie for 2009, as he was not an NEO for that year.

(10)	No information is reported for Mr. Davis for 2008, as he was not an NEO for that year.

(11)	Mr. Hardy left the company on June 4, 2010.
Grants of Plan-Based Awards for Fiscal Year 2010
The following table summarizes the non-equity and equity plan-based awards that our Named Executive Officers received or were eligible to receive during fiscal year 2010. Our NEOs are eligible to receive all non-equity awards pursuant to the 2010 Annual Salaried Team Member Incentive Plan. All equity awards were granted pursuant to the U.S. Concrete, Inc. Management Equity Incentive Plan.

									All Other
								All Other	Option
								Stock	Awards:		Grant
		Estimated Future Payouts Under						Awards:	Number of	Exercise or	Date Fair
		Non-Equity			Estimated Future Payouts Under			Number of	Securities	Base Price of	Value of Stock
		Incentive Plan Awards (1)			Equity Incentive Plan Awards (2) (3)			Shares of	Underlying	Option	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Stock (3)	Options(3)	Awards(4)	Awards (5)
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($)	($)

Michael W. Harlan	9/28/10	75,000	375,000	750,000	N/A	104,882	N/A				0
	9/28/10							104,882			839,056
	9/28/10								28,604	12.00	47,290
	9/28/10								28,604	15.00	43,261
	9/28/10								14,302	22.69	19,134
	9/28/10								14,302	26.68	15,548

James C. Lewis	10/1/10	22,000	110,000	220,000	N/A	21,632	N/A				0
	10/1/10							21,632			173,056
	10/1/10								5,900	12.00	9,754
	10/1/10								5,900	15.00	8,923
	10/1/10								2,950	22.69	3,947
	10/1/10								2,950	26.68	3,207

Curt M. Lindeman	9/28/10	22,000	110,000	220,0000	N/A	25,696	N/A				0
	9/28/10							25,696			205,568
	9/28/10								7,008	12.00	11,586
	9/28/10								7,008	15.00	10,599
	9/28/10								3,504	22.69	4,688
	9/28/10								3,504	26.68	3,809

Gary J. Konnie	9/28/10	18,800	94,000	188,000	N/A	18,485	N/A				0
	9/28/10							18,485			147,880
	9/28/10								5,041	12.00	8,334
	9/28/10								5,041	15.00	7,624
	9/28/10								2,521	22.69	3,373
	9/28/10								2,521	26.68	2,741

Jeff L. Davis	9/28/10	19,632	98,160	196,320	N/A	16,086	N/A				0
	9/28/10							16,086			128,688
	9/28/10								4,387	12.00	7,253
	9/28/10								4,387	15.00	6,635
	9/28/10								2,194	22.69	2,935
	9/28/10								2,194	26.68	2,385

Robert D. Hardy (6)	N/A	N/A	N/A	N/A	N/A	N/A	N/A	0	0	N/A	N/A

(1)	The NEOs are eligible to earn annual non-equity incentive compensation under our short-term incentive plan for each fiscal year based on achievement of certain performance measures. The overall company EBITDA for 2010 was below the EBITDA threshold, so participants did not receive any cash bonus under the financial component of the 2010 annual short-term incentive plan. The strategic component of the 2010 annual short-term incentive plan was not subject to the above-referenced EBITDA threshold; however, it was subject to the discretion of the compensation committee to modify or eliminate, taking into consideration market conditions and other criteria it deemed appropriate. The compensation committee exercised its discretion and awarded cash bonuses to a limited number of participants in two of our business units to reward those participants for the accomplishment of strategic objectives and to recognize the above-average performance of their business units. Mr. Davis, as the Vice President and General Manager of one of the two business units, Central, received a modified cash bonus of $25,000. Other than Mr. Davis, none of the NEOs received a cash bonus for 2010 performance pursuant to the 2010 short-term incentive plan. The threshold bonus was established as one-half of the strategic component of such participant’s target bonus. The percentage of base pay for the NEOs for the target bonus was as follows: Mr. Harlan (75%), and Messrs. Lewis, Lindeman, Konnie and Davis (40%). The percentage of base pay for the NEO maximum bonus was as follows: Mr. Harlan (150%), and Messrs. Lewis, Lindeman, Konnie and Davis (80%). Mr. Hardy left our company on June 4, 2010, and was not eligible for a bonus under the 2010 Annual Salaried Team Member Incentive Plan.

(2)	With respect to each restricted stock unit (“RSU”) awarded to a grantee under the 2010 Management Equity Incentive Plan, such grantee received one incentive RSU which entitles such grantee to receive a payment equal to 0.35020 of a share of our common stock to be delivered within thirty (30) days following the later of the date on which (i) the related RSU vests, or (ii) the” Performance Goal” is achieved. For purposes of the foregoing, the “Performance Goal” shall be deemed to have been achieved on the earlier of (a) the conversion on a cumulative basis of 95% of our 9.5% Convertible Secured Notes due 2015 issued pursuant to the 2010 Indenture or (b) the date we deliver a conversion event notice in accordance with the terms of the 2010 Indenture. If the Performance Goal is not achieved prior to August 31, 2015, each Incentive RSU will expire without any payment being made with respect thereto.

(3)	RSUs, Incentive RSUs and non-qualified stock option awards granted to the NEOs vest in equal quarterly installments over a three-year period from the date of grant, subject to continued employment on each vesting date. There is no threshold for these equity awards, but we were limited to annual individual grants of non-qualified stock option awards covering 500,000 shares of our common stock pursuant to our 2010 Management Equity Incentive Plan. The target equity awards for the NEOs are based on their respective grade levels and the 50th percentile of the comparative long-term compensation data for equivalent positions from peer companies. For 2010, Towers reviewed comparative long-term compensation information for equivalent positions from companies that had recently undergone restructurings similar to ours, and advised the compensation committee on the number of RSUs, Incentive RSUs and nonqualified stock options to be granted to the NEOs. No equity was awarded to Mr. Hardy, as he left our company on June 4, 2010, prior to the granting of awards.

(4)	Four different exercise prices were used for the grants of nonqualified stock option under the 2010 Management Equity Incentive Plan to closely align such grants with the interests of our stockholders and warrant holders. The $12.00 and $15.00 exercise prices of the options were based on a 20% and 50% increase in the price of a share of our common stock from the Effective Date, and the $22.69 and $26.68 exercise prices match the exercise prices of the Class A and Class B warrants, respectively.

(5)	The grant date fair value has been computed in accordance with FASB ASC Topic 718. The fair market value of option awards was calculated using a Black-Scholes option pricing model. Assumptions used in the calculations of the 2010 amounts are included in Note 9 to our consolidated financial statements, which are included in Item 8 of this report.

(6)	Mr. Hardy left the Company on June 4, 2010. Therefore, he was not eligible for a bonus under the 2010 Annual Salaried Team Member Incentive Plan, and did not receive any equity compensation.
Employment Terms
Although the Company has not entered into an employment agreement with any of its Named Executive Officers, certain employment terms are included in each of their executive severance agreements, the severance provisions of which are detailed above under ‘Post-Employment Arrangements for our Executive Officers.’ Each such agreement specifies the executive’s position, location of employment, monthly base salary and annual paid vacation entitlement.
U.S. Concrete, Inc. Management Equity Incentive Plan
Upon our emergence from Chapter 11 proceedings we adopted the 2010 U.S. Concrete, Inc. Management Equity Incentive Plan (the “Incentive Plan”) pursuant to which awards to employees and directors can be made in the form of stock options, stock appreciation rights, restricted stock, RSUs and other equity or equity-based grants, in addition to grants denominated in cash. The Incentive Plan is administered by the compensation committee and there are 2,243,933 shares of U.S. Concrete common stock reserved for issuance in connection with awards made under the Incentive Plan.
Non-Qualified Stock Option Award Agreements
Pursuant to each non-qualified stock option award agreement issued in accordance with the Incentive Plan, the option vests in equal quarterly installments over the three year period following the date of grant, subject to the executive’s continued employment on each vesting date. Any portion of the option that is unvested on the date of termination will be forfeited, except that if the executive’s employment is terminated without “cause,” any portion of the option that would have become vested during the six-month period following termination will become vested on the date of termination. An optionee generally has until the earlier of (i) 90 days following termination (or 1 year following termination without Cause) or (ii) expiration of the original option term to exercise vested options. All options, vested or unvested, will be forfeited on termination with Cause. Each option award agreement also contains covenants by the executive not to solicit customers or employees of U.S. Concrete during employment and for one year thereafter and an ongoing covenant not to disclose U.S. Concrete’s confidential information. Additionally, pursuant to the terms of each Named Executive Officer’s executive severance agreement, upon a change in control all outstanding unvested options will become fully vested and exercisable.

Restricted Stock Unit Award Agreements
Pursuant to each RSU award agreement issued in accordance with the Incentive Plan, the RSUs vest in equal quarterly installments over the three year period following the date of grant, subject to the executive’s continued employment on each vesting date. Any portion of the RSUs that are unvested on the date of termination will be forfeited, except that if the executive’s employment is terminated without “cause,” any portion of the RSUs that would have become vested during the six month period following termination will become vested on the date of termination. Additionally, pursuant to the terms of each Named Executive Officer’s executive severance agreement, upon a “change in control” all outstanding unvested RSUs will become fully vested. Upon vesting, the executive will receive the number of shares of U.S. Concrete common stock that correspond to the number of RSUs that have become vested.
Additionally, with respect to each RSU awarded under the agreement, the executive will receive one Incentive RSU which will entitle the executive to receive a payment equal to 0.35020 of a share of Common Stock to be delivered within 30 days following the later of the date on which (i) the related RSU vests, or (ii) the “Performance Goal” is achieved. Each Incentive RSU will vest on the same schedule as the related RSU and will be immediately forfeited and cancelled if such RSU is forfeited and cancelled for any reason. The “Performance Goal” will be deemed to have been achieved on the earlier of (a) the conversion on a cumulative basis of 95% of our 9.5% Convertible Secured Notes due 2015 issued pursuant to the 2010 Indenture or (b) the date we deliver a conversion event notice in accordance with the terms of such 2010 Indenture. If the Performance Goal is not achieved prior to the August 31, 2015, each Incentive RSU will expire without any payment being made with respect thereto.
OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

	Option Awards (1)			Stock Awards (1)
								Equity Incentive Plan
	Number of	Number of					Equity Incentive Plan	Awards: Market or
	Securities	Securities			Number of Shares	Market Value of	Awards: Number of	Payout Value of
	Underlying	Underlying			or Units of	Shares or Units	Unearned Shares,	Unearned Shares,
	Unexercised	Unexercised	Option	Option	Stock That Have	of Stock That	Units or Other Rights	Units or Other Rights
	Options (#)	Options (#)	Exercise	Expiration	Not	Have Not	That Have Not	That Have Not
Name	Exercisable	Unexercisable (2)	Price	Date	Vested (#) (3)	Vested (4)	Vested (#)(5)	Vested (6)
Michael W. Harlan	0	28,604	$12.00	10/1/2020	104,882	$803,396	104,882	$0
	0	28,604	$15.00	10/1/2020
	0	14,302	$22.69	10/1/2020
	0	14,302	$26.68	10/1/2020

James C. Lewis	0	5,900	$12.00	10/1/2020	21,632	$165,701	21,632	$0
	0	5,900	$15.00	10/1/2020
	0	2,950	$22.69	10/1/2020
	0	2,950	$26.68	10/1/2020

Curt M. Lindeman	0	7,008	$12.00	10/1/2020	25,696	$196,831	25,696	$0
	0	7,008	$15.00	10/1/2020
	0	3,504	$22.69	10/1/2020
	0	3,504	$26.68	10/1/2020

Gary J. Konnie	0	5,041	$12.00	10/1/2020	18,485	$141,595	18,485	$0
	0	5,041	$15.00	10/1/2020
	0	2,521	$22.69	10/1/2020
	0	2,521	$26.68	10/2/2020

Jeff L. Davis	0	4,387	$12.00	10/1/2020	16,086	$123,219	16,086	$0
	0	4,387	$15.00	10/1/2020
	0	2,194	$22.69	10/1/2020
	0	2,194	$26.68	10/1/2020

Robert D. Hardy (7)	0	0	N/A	N/A	0	$0	0	$0

(1)	Pursuant to the consummation of our plan of reorganization and emergence from Chapter 11 proceedings, on the Effective Date, all of our then existing equity securities, including all common stock (the “Old Common Stock”) and nonqualified stock options previously granted to the executive officers, vested and unvested, were cancelled. Holders of the Old Common Stock, including our executive officers holding vested shares of Old Common Stock, received 0.040462 Class A warrants and 0.040462 Class B warrants (subject to rounding to the nearest whole number of warrants) for each share of Old Common Stock they held on the Effective Date. Initially, each Class A Warrant entitles the holder to purchase one share of our new common stock at an exercise price of $22.69 per share, and each Class B Warrant entitles the holder to purchase one share of our new common stock at an exercise price of $26.68 per share. The warrants will expire on August 31, 2017, and the exercise price and number of shares a holder can purchase with a warrant may be adjusted if certain events occur.

(2)	The unvested option awards become vested as follows:

	Harlan				Lewis				Lindeman				Konnie				Davis
	$12.00	$15.00	$22.69	$26.68	$12.00	$15.00	$22.69	$26.68	$12.00	$15.00	$22.69	$26.68	$12.00	$15.00	$22.69	$26.68	$12.00	$15.00	$22.69	$26.68
1/1/11	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
4/1/11	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
7/1/11	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
10/1/11	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
1/1/12	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
4/1/12	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
7/1/12	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
10/1/12	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
1/1/13	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
4/1/13	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
7/1/13	2,383	2,383	1,191	1,191	491	491	245	245	584	584	292	292	420	420	210	210	365	365	182	182
10/1/13	2,391	2,391	1,201	1,201	499	499	255	255	584	584	292	292	421	421	211	211	372	372	192	192

(3)	The unvested RSU awards become vested as follows:

	Harlan	Lewis	Lindeman	Konnie	Davis
1/1/11	8,740	1,802	2,141	1,540	1,340
4/1/11	8,740	1,802	2,141	1,540	1,340
7/1/11	8,740	1,802	2,141	1,540	1,340
10/1/11	8,740	1,802	2,141	1,540	1,340
1/1/12	8,740	1,802	2,141	1,540	1,340
4/1/12	8,740	1,802	2,141	1,540	1,340
7/1/12	8,740	1,802	2,141	1,540	1,340
10/1/12	8,740	1,802	2,141	1,540	1,340
1/1/13	8,740	1,802	2,141	1,540	1,340
4/1/13	8,740	1,802	2,141	1,540	1,340
7/1/13	8,740	1,802	2,141	1,540	1,340
10/1/13	8,742	1,810	2,145	1,545	1,346

(4)	The market value of the unvested RSUs is calculated using the closing market price of our common stock at the end of our last completed fiscal year. Accordingly, the value was determined based on the closing market price of our common stock on the Over the Counter Bulletin Board as of December 31, 2010, the last trading day of 2010, which was $7.66.

(5)	The unvested Incentive RSU awards become vested as follows:

	Harlan	Lewis	Lindeman	Konnie	Davis
1/1/11	8,740	1,802	2,141	1,540	1,340
4/1/11	8,740	1,802	2,141	1,540	1,340
7/1/11	8,740	1,802	2,141	1,540	1,340
10/1/11	8,740	1,802	2,141	1,540	1,340
1/1/12	8,740	1,802	2,141	1,540	1,340
4/1/12	8,740	1,802	2,141	1,540	1,340
7/1/12	8,740	1,802	2,141	1,540	1,340
10/1/12	8,740	1,802	2,141	1,540	1,340
1/1/13	8,740	1,802	2,141	1,540	1,340
4/1/13	8,740	1,802	2,141	1,540	1,340
7/1/13	8,740	1,802	2,141	1,540	1,340
10/1/13	8,742	1,810	2,145	1,545	1,346

(6)	The value of the Incentive RSUs as of December 31, 2010 was determined to be zero due to the probability of the units becoming issued shares as of that date.

(7)	Mr. Hardy left the Company on June 4, 2010 and did not receive any equity compensation in 2010.

Option Exercises and Stock Vested for Fiscal Year 2010

	Option Awards		Stock Awards (1)
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise (#)	on Exercise	Acquired on Vesting (#)	on Vesting
Michael W. Harlan	0	$0	0	$0
James C. Lewis	0	$0	0	$0
Curt M. Lindeman	0	$0	0	$0
Gary J. Konnie	0	$0	0	$0
Jeff L. Davis	0	$0	0	$0
Robert D. Hardy	0	$0	0	$0

(1)	Pursuant to the consummation of our plan of reorganization and emergence from Chapter 11 proceedings, on the Effective Date, all of our then existing equity securities, including all Old Common Stock and nonqualified stock options previously granted to the executive officers, vested and unvested, were cancelled. Prior to the Effective Date, the NEOs acquired shares upon their vesting. However, such shares were cancelled on the Effective Date. Holders of the Old Common Stock, including our executive officers holding vested shares of Old Common Stock, received 0.040462 Class A warrants and 0.040462 Class B warrants (subject to rounding to the nearest whole number of warrants) for each share of Old Common Stock they held on the Effective Date. Initially, each Class A Warrant entitles the holder to purchase one share of our new common stock at an exercise price of $22.69 per share, and each Class B Warrant entitles the holder to purchase one share of our new common stock at an exercise price of $26.68 per share. The warrants will expire on August 31, 2017, and the exercise price and number of shares a holder can purchase with a warrant may be adjusted if certain events occur. The NEOs did not acquire any shares upon vesting in 2010 following the Effective Date.
Pension Benefits
          U.S. Concrete does not maintain any defined benefit pension plans that provide for payments or other benefits at, following, or in connection with the retirement of any of our Named Executive Officers.
Nonqualified Deferred Compensation for Fiscal Year 2010(1)

		Registrant		Aggregate	Aggregate
	Executive Contributions	Contributions in Last	Aggregate Earnings	Withdrawals /	Balance at Last
Name	in Last Fiscal Year	Fiscal Year	in Last Fiscal Year	Distributions	Fiscal Year-End
Michael W. Harlan	$0	$0	$5,243	$180,932	$0
Robert D. Hardy	$0	$0	$102	$17,223	$0

(1)	We terminated our deferred compensation plan effective November 4, 2009. Under the deferred compensation plan, participating executive officers were permitted to defer up to 80% of their base compensation, and up to 100% of their incentive compensation. The deferral reduced the participating executives’ federal taxable income in the year of deferral. However, Federal Insurance Contributions Act (FICA) contributions, Medicare and local income taxes were paid at the time of deferral. The participants in the plan received a lump-sum distribution of their account balance on November 5, 2010. Under the plan, the participant had a choice of mutual fund investments. The value of the participant’s account could have increased or decreased depending on the performance of the funds chosen. At any time, the participant could have changed where deposits and balances were invested. The plan was administered by our Vice President — Human Resources and a professional administrator who tracked the investment returns and provided participants with monthly statements showing participant contributions and gains/losses on investments.
Director Compensation
          Director Retainers and Meeting Fees
          Prior to the Effective Date, we paid each of our nonemployee directors the following fees in quarterly installments:
•	an annual retainer of $50,000 to the Chairman of the Board, in addition to the board and committee retainers listed below;
•	an annual retainer of $30,000 (included amounts to be paid in place of meeting fees for two telephonic Board meetings and two telephonic committee meetings);
•	$5,000 for each Board meeting attended in person and $2,500 for each Board meeting attended telephonically;

•	an annual retainer of $10,000 for the chair of the audit committee;

•	an annual retainer of $5,000 for each member of the audit committee;
•	an annual retainer of $5,000 for each member of the compensation committee, nominating and corporate governance committee and executive committee;
•	$4,000 for each audit committee meeting attended in person and $2,000 for each audit committee meeting attended telephonically, whether or not the meeting is held on the same day as a Board meeting; and
•	$2,000 for each other Board committee meeting attended in person and $1,000 for each such other Board committee meeting attended telephonically, unless the committee meeting was held on the same day as a Board meeting, in which case the committee member received no fee for attending that committee meeting.
          On October 22, 2010, our Board approved modifications to the annual retainers and meeting fees we pay to non-employee members of our Board and its committees, retroactive to the Effective Date. The modified retainers and meeting fees are as follows, with the retainers paid quarterly in advance and the meeting fees paid quarterly in arrears:
•	an annual retainer of $40,000 to the Chairman of the Board, in addition to the board and committee retainers listed below;
•	an annual retainer of $40,000;
•	$1,500 for each Board meeting attended in person and $1,000 for each Board meeting attended telephonically;
•	an annual retainer of $15,000 for the chair of the audit committee;
•	an annual retainer of $10,000 for the chair of the compensation committee;
•	an annual retainer of $5,000 for each member (non-chair) of the audit committee and compensation committee; and
•	$1,000 for each Board committee meeting attended (in person or telephonic), unless the committee meeting is held on the same day as a Board meeting, in which case the committee member receives no fee for attending that committee meeting.
          Director Equity Compensation
          Prior to the Effective Date, the compensation committee annually granted each nonemployee director nonqualified stock options to purchase 10,000 shares of our common stock on the first business day of the month next succeeding the date on which the annual meeting of our stockholders was held. However, no equity was granted to directors in 2010 prior to the Effective Date, as the compensation committee determined that no equity awards would be made to directors, officers or employees during our restructuring process.
          Upon our emergence from Chapter 11 proceedings, we adopted the Management Equity Incentive Plan, which provides that five percent (5%) of the shares of common stock under the plan shall be allocated to director awards. On October 22, 2010, the Board approved a grant of 22,439 restricted stock units (“RSUs”) and incentive restricted stock units (“Incentive RSUs”) to each of the non-employee directors, effective as of October 1, 2010. Each director award vests one-eighth of the shares subject thereto on the first eight quarterly anniversaries of the grant date, subject to the director’s continued service with the Company on each such vesting date.
          Other Director Compensation
          We do not pay any additional compensation to our employees for serving as directors, but we reimburse all directors for out-of-pocket expenses they incur in connection with attending Board and Board committee meetings or otherwise in their capacity as directors.

          The table below summarizes the compensation we paid to our nonemployee directors during the fiscal year ended December 31, 2010.
DIRECTOR COMPENSATION FOR FISCAL YEAR 2010

	Fees Earned or		All Other
Name (1)	Paid in Cash	RSU Awards (2)	Compensation	Total
Eugene I. Davis	$31,333	$179,512	$0	$210,845
Kurt M. Cellar	$19,667	$179,512	$0	$199,179
Michael D. Lundin	$17,000	$179,512	$0	$196,512
Robert M. Rayner	$21,333	$179,512	$0	$200,845
Colin M. Sutherland	$20,667	$179,512	$0	$200,179
John M. Piecuch (3)	$128,833	$0	$0	$128,833
Vincent D. Foster (3)	$95,500	$0	$0	$95,500
T. William Porter III (3)	$65,833	$0	$0	$65,833
Mary P. Ricciardello (3)	$89,500	$0	$0	$89,500
Ray C. Dillon (3)	$76,667	$0	$0	$76,667

(1)	Mr. Harlan served as a director for the entire 2010 calendar year, and Mr. Albanese served as a director through the Effective Date. Messrs. Harlan and Albanese are not included in this table as they were employees in 2010 and thus received no compensation for their services as directors. The compensation Mr. Harlan received in 2010 is shown in the Summary Compensation Table below. Mr. Albanese, our Vice President of Business Development — Northern California, received $184,236 in salary and bonus, and did not receive an equity grant for his services as our employee in 2010.

(2)	Reflects the grant date fair value of the awards on October 1, 2010, as determined in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). As of December 31, 2010, none of the individuals who served as a director during 2010 had outstanding options to purchase common stock, and each of Messrs. Davis, Cellar, Lundin, Rayner and Sutherland held an aggregate of 22,439 RSUs and 22,439 Incentive RSUs.

(3)	Ms. Ricciardello’s and Messrs. Piecuch, Foster, Porter and Dillon’s terms of service on the Board ended on August 31, 2010.
Compensation Program and Risk Management
          Our compensation committee has conducted a comprehensive review of the U.S. Concrete compensation structure from the perspective of enterprise risk management and the design and operation of our executive and employee compensation arrangements generally and has concluded that the risks arising from our compensation policies and overall actual compensation practices for employees are not reasonably likely to have a material adverse effect on our company. Our compensation program as a whole does not encourage or incite our executives or other employees to take unnecessary and excessive risks or engage in other activities and behavior that threaten the value of U.S. Concrete or the investments of its shareholders, as evidenced by the following design features that we believe mitigate risk-taking:
•	Compensation Mix. To encourage appropriate decision-making and facilitate the alignment of the interests of our employees with those of U.S. Concrete and its shareholders, our compensation program is structured to provide an appropriate balance of “fixed” and “variable” or “at risk” compensation. We believe that the allocation of variable compensation between annual cash incentives and long-term stock option, RSU and Incentive RSU grants is reasonable for U.S. Concrete given our business objectives and is comparable to the ratio used by members of our peer group identified in the ‘Compensation Discussion and Analysis’ above. Historically, and in fiscal year 2010, the compensation committee granted a substantial amount of our executive officers’ total compensation as non-cash long-term equity incentive compensation.
•	Base Salaries. While base salary is the only fixed element of compensation that we provide to our executives and other employees, we believe that the amounts paid are sufficient to meet the essential financial needs of these executives and employees. Consequently, our incentive compensation arrangements are intended to reward their performance if, and only to the extent that, the Company and our shareholders also benefit financially from their stewardship.

•	Annual Incentives. Our annual short-term incentive plan applies to salaried employees at each of our business units, and bonuses under that plan are not awarded upon the completion of specific transactions or projects. While our annual short-term incentive plan for salaried employees differs from year-to-year, cash bonuses are generally awarded under the plan based on some combination of company and business unit financial results, and individual and business unit accomplishment of strategic goals, such as strategic position in the market, improvement in operational efficiencies, development of new products, implementation and utilization of information technology, employee development and accomplishment of various safety goals. The Company does not consider that the pursuit of these objectives may lead to behaviors that focus executives on their individual enrichment rather than the Company’s long-term welfare and considers that the annual bonus plan does not encourage excessive risk-taking as the bonus amounts are based on multiple goals and objectives and are not based solely on corporate performance, but also depend on qualitative, non-financial measures.
•	Long-Term Equity Awards. In addition to the long-term strategic focus of our short-term cash bonus plan, our equity compensation program is specifically intended to create a long-term link between the compensation provided to executive officers and other key management personnel and gains realized by our stockholders. Our compensation committee uses a combination of RSUs, Incentive RSUs and nonqualified stock options as long-term incentive compensation because, among other reasons, they provide a motivating form of incentive compensation, while contributing to the focus of our management team on increasing value for our stockholders. As these awards vest over multiple years, and the vesting of the awards is based generally on continued service with the Company, they do not encourage executives to achieve short-term increases in stock price to the detriment of long-term growth.
Compensation Committee Interlocks and Insider Participation
All members of our compensation committee, both Pre-Emergence (Messrs. Piecuch, Foster and Dillon) and Post-Emergence (Messrs. Cellar, Lundin and Sutherland) are “independent directors” in accordance with the applicable Nasdaq listing standards. No member of the compensation committee was, during the year ended December 31, 2010, an officer or employee of U.S. Concrete or any of its subsidiaries. During the year ended December 31, 2010, no member of the compensation committee had any material interest in a transaction involving U.S. Concrete (except for the director compensation arrangements described below) or a material business relationship with, or any indebtedness to, U.S. Concrete. No interlocking relationship existed during the year ended December 31, 2010 between any member of the Board of Directors or the compensation committee and an executive officer of U.S. Concrete.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table shows the beneficial ownership of our common stock as of March 8, 2011 (except as set forth in the footnotes below) by each person who we know beneficially owns more than 5% of the outstanding shares of our common stock, each of our current directors, our chief executive officer, our other executive officers named in the Summary Compensation Table and all our current directors and current executive officers as a group. Unless otherwise indicated in the footnotes below, each individual named has sole voting and dispositive power with respect to the shares shown, and the address of all those persons is c/o U.S. Concrete, Inc., 2925 Briarpark Drive, Suite 1050, Houston, Texas 77042.

	Shares of Common Stock
	Beneficially Owned
Name	Number	Percent
MacKay Shields LLC (1)	1,732,189	14.5
JPMorgan Chase & Co. (2)	1,701,860	14.2
Whippoorwill Associates, Inc. (3)	1,490,688	11.8
Monarch Alternative Capital LP (4)	1,248,533	9.9
Whitebox Advisors, LLC (5)	1,247,008	9.9
York Capital Management Global Advisors, LLC (6)	1,195,789	10.0
Citigroup Inc. (7)	680,000	5.7
Helios Advisors LLC (8)	656,429	5.5
Michael W. Harlan (9)	79,450		*
Curt M. Lindeman (10)	17,060		*
Gary J. Konnie (11)	15,451		*
Jeff L. Davis (12)	12,421		*
Kurt M. Cellar (13)	11,218		*
Eugene I. Davis (14)	11,218		*
Michael D. Lundin (15)	11,218		*
Robert M. Rayner (16)	11,218		*
Colin M. Sutherland (17)	11,218		*
James C. Lewis (18)	9,564		*
Directors and executive officers as a group (16 persons) (19)	245,865

*	Less than 1%.

(1)	Number of shares owned is based solely on a Schedule 13G/A filed with the SEC on January 10, 2011, reporting ownership as of December 31, 2010. This stockholder’s address is 9 West 57th Street, New York, NY 10019. The Schedule 13G/A reports beneficial ownership, sole dispositive power and sole voting power for 1,732,189 shares of common stock. We have not made any independent determination as to the beneficial ownership of such stockholder, and are not restricted in any determination we may make by reason of inclusion of such stockholder or its shares in this table.

(2)	Number of shares owned is based solely on a Schedule 13G filed with the SEC on February 3, 2011, reporting ownership as of January 31, 2011. This stockholder’s address is 270 Park Avenue, New York, NY 10017. The Schedule 13G reports beneficial ownership and sole dispositive power for 1,701,860 shares of common stock, and sole voting power for 1,668,514 shares of common stock. We have not made any independent determination as to the beneficial ownership of such stockholder, and are not restricted in any determination we may make by reason of inclusion of such stockholder or its shares in this table.

(3)	Number of shares owned is based solely on a Schedule 13G filed with the SEC jointly by Whippoorwill Associates, Inc. (“Whippoorwill”), Shelley F. Greenhaus and Steven K. Gendal on January 11, 2011, reporting ownership as of January 4, 2011. Mr. Greenhaus is the President and a Principal of Whippoorwill, and Mr. Gendal is a Principal of Whippoorwill. The address for Whippoorwill and Messrs. Greenhaus and Gendal is 11 Martine Avenue, White Plains, NY 10606. The Schedule 13G reports beneficial ownership, shared dispositive power and shared voting power for 1,490,688 shares of common stock, 742,783 of which were held as common shares and 747,905 of which would be issuable upon conversion of the Company’s 9.5% convertible secured notes (the “Notes”) that may be deemed to be beneficially owned by Whippoorwill. We have not made any independent determination as to the beneficial ownership of those stockholders, including the applicability of the conversion cap set forth in the indenture governing the Notes that prohibits the conversion of the Notes if after such conversion the holder of the Notes and its affiliates would beneficially own more than 9.9% of the outstanding common stock (the “Conversion Cap”), and are not restricted in any determination we make by reason of inclusion of those stockholders or their shares in this table.

(4)	Number of shares owned is based solely on a Schedule 13G filed with the SEC jointly by Monarch Debt Recovery Master Fund Ltd. (“MDRF”), Monarch Alternative Capital LP (“MAC”), MDRA GP LP (“MDRA GP”) and Monarch GP LLC (“Monarch GP”) on September 9, 2010, reporting ownership as of August 31, 2010. MAC serves as advisor to a variety of funds, including MDRF, MDRA GP is the general partner of MAC and Monarch GP is the general partner of MDRA GP. The stockholders’ address is c/o Monarch Alternative Capital LP, 535 Madison Avenue, New York, NY 10022. The Schedule 13G reports beneficial ownership, shared dispositive power and shared voting power for 795,316 shares of common stock for MDRF, and 1,248,533 shares of common stock for MAC, MDRA GP and Monarch GP. The 1,248,533 shares include 711,446 shares issuable upon conversion of the Notes, and the application of the Conversion Cap. We have not made any independent determination as to the beneficial ownership of those stockholders and are not restricted in any determination we make by reason of inclusion of those stockholders or their shares in this table.

(5)	Number of shares owned is based solely on a Schedule 13G filed with the SEC jointly by Whitebox Advisors, LLC (“WA”), Whitebox Multi-Strategy Advisors, LLC (“WMSA”), Whitebox Multi-Strategy Partners, L.P.(“WMSP”), Whitebox Multi-Strategy Fund, L.P.(“WMSFLP”), Whitebox Multi-Strategy Fund, Ltd.

(“WMSFLTD”), Whitebox Concentrated Convertible Arbitrage Advisors, LLC (“WCCAA”), Whitebox Concentrated Convertible Arbitrage Partners, L.P. (“WCCAP”), Whitebox Concentrated Convertible Arbitrage Fund, L.P. (“WCCAFLP”), Whitebox Concentrated Convertible Arbitrage Fund, Ltd. (“WCCAFLTD”), Whitebox Credit Arbitrage Advisors, LLC (“WCRAA”), Whitebox Credit Arbitrage Partners, L.P. (“WCRAP”), Whitebox Credit Arbitrage Fund, L.P. (“WCRAFLP”), Whitebox Credit Arbitrage Fund, Ltd. (“WCRAFLTD”) and HFR RVA Combined Master Trust (“HFR”) on February 14, 2011, reporting ownership as of December 31, 2010. The address of the business office of WA, WMSA, WMSFLP, WCCAA, WCCAFLP, WCRAA and WCRAFLP is 3033 Excelsior Boulevard, Suite 300, Minneapolis, MN 55416. The address of the business office of WMSP, WMSFLTD, WCCAP, WCCAFLTD, WCRAP and WCRAFLTD is Trident Chambers, P.O. Box 146, Waterfront Drive, Wickhams Cay, Road Town, Tortola, British Virgin Islands. The address of the business office of HFR is HFR RVA Combined Master Trust, 65 Front Street, Hamilton, HM 11, Bermuda. The Schedule G reports the following beneficial ownership: WA, acting as an investment advisor to its client, is deemed to be the beneficial owner of 1,247,008 shares of common stock; WMSA is deemed to beneficially own 630,983 shares of common stock; WMSP is deemed to beneficially own 630,983 shares of common stock as a result of its ownership of Notes and common stock; WMSFLP and WMSFLTD are each deemed to beneficially own 630,983 shares of common stock as a result of their indirect ownership of Notes and common stock; WCCAA is deemed to beneficially own 122,868 shares of common stock; WCCAP is deemed to beneficially own 122,868 shares of common stock as a result of its ownership of Notes; WCCAFLP and WCCAFLTD are each deemed to beneficially own 122,868 shares of common stock as a result of their indirect ownership of Notes; WCRAA is deemed to beneficially own 487,031 shares of common stock; WCRAP is deemed to beneficially own 487,031 shares of common stock as a result of its ownership of Notes and common stock; WCRAFLP and WCRAFLTD are each deemed to beneficially own 487,031 shares of common stock as a result of their indirect ownership of Notes and common stock; and HFR is deemed to beneficially own 6,126 shares of common stock as a result of its ownership of common stock. The Schedule G reports the following shared voting power: WA has shared voting power with respect to 1,247,008 shares of common stock; WMSA, WMSP, WMSFLP and WMSFLTD have shared voting power with respect to 630,983 shares of common stock; WCCAA, WCCAP, WCCAFLP and WCCAFLTD have shared voting power with respect to 122,868 shares of common stock; and WCRAA, WCRAP, WCRAFLP and WCRAFLTD have shared voting power with respect to 487,031 shares of common stock. The schedule G reports the following shared dispositive power: WA has shared dispositive power with respect to 1,247,008 shares of common stock; WMSA, WMSP, WMSFLP and WMSFLTD have shared dispositive power with respect to 630,983 shares of common stock; WCCAA, WCCAP, WCCAFLP and WCCAFLTD have shared dispositive power with respect to 122,868 shares of common stock; and WCRAA, WCRAP, WCRAFLP and WCRAFLTD have shared dispositive power with respect to 487,031 shares of common stock. We have not made any independent determination as to the beneficial ownership of those stockholders and are not restricted in any determination we make by reason of inclusion of those stockholders or their shares in this table.

(6)	Number of shares owned is based solely on a Schedule 13G filed with the SEC on February 14, 2011, reporting ownership as of December 31, 2010. This stockholder’s address is c/o York Capital Management (“York”), 767 Fifth Avenue, 17th Floor, New York, NY 10153. The Schedule 13G reports beneficial ownership, sole dispositive power and sole voting power for 1,195,789 shares of common stock, which takes into account the shares of common stock issuable upon conversion of the $4,853,000 in Notes that are beneficially owned by York, and application of the Conversion Cap. We have not made any independent determination as to the beneficial ownership of such stockholder and are not restricted in any determination we may make by reason of inclusion of such stockholder or its shares in this table.

(7)	Number of shares owned is based solely on a Schedule 13G filed with the SEC jointly by Citigroup Global Markets Inc. (“CGM”), Citigroup Financial Products Inc. (“CFP”), Citigroup Global Markets Holdings Inc. (“CGM Holdings”) and Citigroup Inc. (“Citigroup”) on February 14, 2011, reporting ownership as of December 31, 2010. CFP is the sole stockholder of CGM, CGM Holdings is the sole stockholder of CFP, and Citigroup is the sole stockholder of CGM Holdings. The address for each of CGM, CFP and CGM Holdings is 388 Greenwich Street, New York, NY 10013, and the address for Citigroup is 399 Park Avenue, New York, NY 10043. For each of CGM, CFP, CGM Holdings and Citigroup, the Schedule 13G reports beneficial ownership, shared dispositive power and shared voting power for 680,000 shares of common stock. We have not made any independent determination as to the beneficial ownership of those stockholders and are not restricted in any determination we make by reason of inclusion of those stockholders or their shares in this table.

(8)	Number of shares owned is based solely on a Schedule 13G filed with the SEC on January 20, 2011, reporting ownership as of December 31, 2010. This stockholder’s address is 780 Third Avenue, 7th Floor, New York, NY 10017. The Schedule 13G reports beneficial ownership, sole dispositive power and sole voting power for 656,429 shares of common stock. We have not made any independent determination as to the beneficial ownership of such stockholder, and are not restricted in any determination we may make by reason of inclusion of such stockholder or its shares in this table.

(9)	Includes 73,564 shares of common stock Mr. Harlan has the right to acquire within 60 days on the vesting of restricted stock units (“RSUs”) and incentive restricted stock units (“Incentive RSUs”), and the exercise of stock options.

(10)	Includes 15,619 shares of common stock Mr. Lindeman has the right to acquire within 60 days on the vesting of RSUs and Incentive RSUs, and the exercise of stock options.

(11)	Includes 14,414 shares of common stock Mr. Konnie has the right to acquire within 60 days on the vesting of RSUs and Incentive RSUs, and the exercise of stock options.

(12)	Includes 11,656 shares of common stock Mr. Davis has the right to acquire within 60 days on the vesting of RSUs and Incentive RSUs, and the exercise of stock options.

(13)	Includes 8,413 shares of common stock Mr. Cellar has the right to acquire within 60 days on the vesting of RSUs and Incentive RSUs.

(14)	Includes 8,413 shares of common stock Mr. Davis has the right to acquire within 60 days on the vesting of RSUs and Incentive RSUs.

(15)	Includes 8,413 shares of common stock Mr. Lundin has the right to acquire within 60 days on the vesting of RSUs and Incentive RSUs.

(16)	Includes 8,413 shares of common stock Mr. Rayner has the right to acquire within 60 days on the vesting of RSUs and Incentive RSSs.

(17)	Includes 8,413 shares of common stock Mr. Sutherland has the right to acquire within 60 days on the vesting of RSUs and Incentive RSUs.

(18)	Includes 8,350 shares of common stock Mr. Lewis the right to acquire within 60 days on the vesting of RSUs and Incentive RSUs, and the exercise of stock options.

(19)	Includes 217,791 shares of common stock the current directors and current executive officers as a group have the right to acquire within 60 days on the vesting of RSUs and Incentive RSUs, and the exercise of stock options.

     The number of shares and percentage of ownership for each person listed and for the directors and executive officers as a group assumes that shares of common stock those persons may acquire within 60 days after March 8, 2011 are outstanding.
Equity Compensation Plan Information
     The following table summarizes, as of December 31, 2010, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans. These plans use or are based on shares of our common stock.

Number of
Securities
Remaining
	Number of		Available for
	Securities to Be	Weighted	Future Issuance
	Issued Upon	Average	Under Equity
	Exercise of	Exercise Price	Compensation
	Outstanding	of Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in First
Plan Category	Rights	Rights	Column)
Equity compensation plans approved by security holders	786,969	$17.23	1,456,964
Equity compensation plans not approved by security holders	—	—	—

Total	786,969	$17.23	1,456,964

     All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     Pursuant to our Code of Ethics and Business Conduct, all employees (including our NEOs) who have, or whose immediate family members have, any direct or indirect financial or other participation in any business that competes with, supplies goods or services to, or is a customer of U.S. Concrete, are required to disclose such matters to our Chief Executive Officer or General Counsel prior to transacting such business. Our employees are expected to make reasoned and impartial decisions in the work-place. As a result, approval of related-party business will be denied if we believe that an employee’s interest in such business could influence decisions relative to our business, or have the potential to adversely affect our business or the objective performance of the employee’s work. Our Board members are also responsible for complying with our Code of Ethics and Business Conduct, which is in writing and is available on our Web site at www.us-concrete.com under Investor Relations — Corporate Governance. You may also obtain a written copy by making a request to our Corporate Secretary by mail at U.S. Concrete, Inc., 2925 Briarpark Drive, Suite 1050, Houston, Texas 77042 or by phone by calling (713) 499-6200.
On completion of our initial public offering in 1999, we entered into new facilities leases, or extended existing leases, with former stockholders or affiliates of former stockholders of several of our newly acquired subsidiaries, including Central. Those leases generally provide for initial lease terms of 15 to 20 years, with one or more extension options we may exercise. William T. Albanese, a former owner of Central and our current Vice President of Business Development — Northern California, was a member of our Board of Directors in 2010 through the Effective Date, and Thomas J. Albanese, a former owner of Central and brother to William T. Albanese, is an employee of ours and previously was designated as one of our executive officers. The leases with Central relate to two facilities and provide for aggregate annual rentals of $362,172. We believe the rentals we must pay under each of these leases are at fair market rates.
     Central employed Lauren Cerrito, the daughter of William T. Albanese, during 2010. Central paid Mrs. Cerrito an aggregate of $169,392 in salary and bonus in 2010. In 2010, we granted to Mrs. Cerrito 2,103 RSUs and 2,103 Incentive RSUs, which vest quarterly over a three-year period beginning in January 2011, as well as nonqualified stock options to purchase 573, 573, 287 and 287 shares of our common stock at $12.00, $15.00, $22.69 and $26.68, respectively. We granted those RSUs, Incentive RSUs and nonqualified stock options on the same terms and conditions as the RSUs, Incentive RSUs and nonqualified stock options we granted to other employees in 2010.
Director Independence
For information regarding the independence of the directors on our Board, please see “Information Concerning the Board of Directors and Committees” above.
Item 14. Principal Accountant Fees and Services
Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm
          The following table sets forth the fees we incurred for services provided by our independent registered public accounting firm, PricewaterhouseCoopers LLP, during 2010 and 2009.

Fee Category	2010	2009
Audit Fees (1)	$1,189,400	$692,400
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees (2)	$1,919	$1,599

Total	$1,191,319	$693,999

(1)	The 2010 audit fees relate to professional services rendered in connection with: (a) the audit of our financial statements as of August 31, 2010, for the period from January 1, 2010 through August 31, 2010, as of December 31, 2010 and for the period from September 1, 2010 through December 31, 2010; (b) quarterly review of financial statements included in our Forms 10-Q; (c) fresh start accounting ($120,000); (d) the review and issuance of consent for a Form S-8 ($7,500); and (e) our responses to SEC Comment Letters. The 2009 audit fees related to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our Forms 10-Q and audit services provided in connection with other statutory and regulatory filings.
     All other fees consist of fees for products and services other than the services reported above. In 2010 and 2009, these fees consisted of licensing fees for accounting research software.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) Financial Statements.
     For the information this item requires, please see Index to Consolidated Financial Statements on page 45 of this report.
     (2) Financial Statement Schedules.
     All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

(3) Exhibits.

Exhibit
Number		Description

2.1*	—	Debtors’ Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on July 27, 2010 with the United States Bankruptcy Court for the District of Delaware in Case No. 10- 11407 (Jointly Administered) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 30, 2010 (File No. 000-26025)).

2.2*	—	Debtors’ Disclosure Statement filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on June 2, 2010 with the United States Bankruptcy Court for the District of Delaware in Case No. 10-11407 (Jointly Administered) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 30, 2010 (File No. 000-26025)).

3.1*	—	Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000- 26025)).

3.2*	—	Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.1*	—	Form of common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed August 31, 2010 (File No. 000-26025)).

4.2*	—	Indenture, dated as of August 31, 2010, by and among U.S. Concrete, Inc., the Guarantors named therein, and U.S. Bank National Association, as Trustee and Noteholder Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.3*	—	Registration Rights Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., the Guarantors named therein and the Holders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.4*	—	Pledge and Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.5*	—	Form of Convertible Secured Note, included in Exhibit 4.2 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.6*	—	Credit Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., certain of U.S. Concrete’s domestic subsidiaries as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.7*	—	Pledge and Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.8*	—	Intercreditor Agreement, dated as of August 31, 2010, by and among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as Trustee and noteholder collateral agent and each of the loan parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.9*	—	Class A Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.10*	—	Class B Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.11*	—	First Lien Patent Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc. and San Diego Precast Concrete, Inc., as grantors, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed on November 9, 2010 (File No. 000-34530)).

4.12*	—	First Lien Trademark Security Agreement, dated as of August 31, 2010, by and between U.S. Concrete, Inc., as grantor, and U.S. Bank National Association, as trustee and noteholder collateral agent

Exhibit
Number		Description

(incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed on November 9, 2010 (File No. 000-34530)).

10.1*	—	Purchase Letter, dated as of July 20, 2010, by and among U.S. Concrete, Inc., Monarch Alternative Capital, L.P., Whitebox Advisors, LLC and York Capital Management Global Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010 (File No. 001-34530)).

10.2*	—	Pledge Commitment Letter, dated as of July 27, 2010, by and among U.S. Concrete, Inc., JPMorgan Securities Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2010 (File No. 001-34530)).

10.3*	—	Redemption Agreement, dated as of August 5, 2010, by and among U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., Superior Materials Holding, LLC, and Edw. C. Levy Co (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.4*	—	Joinder Agreement, dated as of September 30, 2010, by and among U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., Superior Materials Holding, LLC, Edw. C. Levy Co., VCNA Prairie, Inc. and Votorantim Cement North America, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.5*	—	Promissory Note of U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., dated September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.6*†	—	Amended and Restated Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and Michael W. Harlan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.7*†	—	Amended and Restated Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and Curt M. Lindeman (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.8*†	—	Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and James C. Lewis (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.9†	—	Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and Gary J. Konnie.

10.10†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Jeff L. Davis.

10.11†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Jeff L. Davis.

10.12†	—	U.S. Concrete, Inc. and Subsidiaries 2010 Annual Team Member Incentive Plan.

10.13*†	—	U.S. Concrete, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.14*†	—	U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.15*†	—	U.S. Concrete, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.16*†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.17*	—	Support Agreement, dated as of August 16, 2010, by and among U.S. Concrete, Inc., the affiliates of Monarch Alternative Capital, LP set forth on the signature pages thereto, the affiliates of Whitebox Advisors, LLC set forth on the signature pages thereto and the affiliates of York Capital Management Global Advisors, LLC set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2010 (File No. 000-26025)).

10.18*	—	Note Purchase Agreement, dated as of August 26, 2010, by and among U.S. Concrete, Inc., the guarantors set forth on the signature pages thereto, the Subscription Parties set forth in Annex I thereto and the Put Option Parties set forth on Annex II thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 001-34530)).

10.19*	—	Contribution Agreement, dated as of March 26, 2007, by and among, BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, Kurtz Gravel Company, Superior Materials, Inc. USC Michigan, Inc., Edw. C. Levy Co. and Superior Joint Venture LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2007 (File No. 000-26025)).

Exhibit
Number		Description

10.20*	—	Operating Agreement of Superior Materials, LLC dated effective as of April 1, 2007, by and between Kurtz Gravel Company, Superior Materials, Inc. and Edw. C. Levy Co., together with related Joinder Agreement dated effective April 2, 2007 by BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, USC Michigan, Inc. and Superior Material Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2007 (File No. 000-26025)).

10.21*	—	Guaranty dated as of April 1, 2007 by U.S. Concrete, Inc. in favor of Edw. C. Levy Co. and Superior Materials Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 1, 2007 (File No. 000-26025)).

10.22*	—	Consulting Agreement dated February 23, 2007 by and between U.S. Concrete and Eugene P. Martineau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2007 (File No. 000-26025)).

12*	—	Statement regarding computation of ratios (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 (File No. 000-26025)).

14	—	U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers.

21	—	Subsidiaries.

23	—	Consent of independent registered public accounting firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of James C. Lewis.

32.1	—	Section 1350 Certification of Michael W. Harlan.

32.2	—	Section 1350 Certification of James C. Lewis.

99.1	—	Reporting Requirements Regarding Coal or Other Mine Safety.

*	Incorporated by reference to the filing indicated.

†	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. Concrete, Inc.

Date: March 11, 2011	By:	/s/ Michael W. Harlan

Michael W. Harlan
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2011.

Signature	Title

/s/ Michael W. Harlan	President and Chief Executive Officer and Director
Michael W. Harlan	(Principal Executive Officer)

/s/ James C. Lewis	Senior Vice President and Chief Financial Officer
James C. Lewis	(Principal Financial and Accounting Officer)

/s/ Kurt M. Cellar	Director
Kurt M. Cellar

/s/ Eugene I. Davis	Director
Eugene I. Davis

/s/ Michael D. Lundin	Director
Michael D. Lundin

/s/ Robert M. Rayner	Director
Robert M. Rayner

/s/ Colin M. Sutherland	Director

Colin M. Sutherland

INDEX TO EXHIBITS

Exhibit
Number		Description

2.1*	—	Debtors’ Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on July 27, 2010 with the United States Bankruptcy Court for the District of Delaware in Case No. 10- 11407 (Jointly Administered) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 30, 2010 (File No. 000-26025)).

2.2*	—	Debtors’ Disclosure Statement filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on June 2, 2010 with the United States Bankruptcy Court for the District of Delaware in Case No. 10-11407 (Jointly Administered) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 30, 2010 (File No. 000-26025)).

3.1*	—	Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000- 26025)).

3.2*	—	Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.1*	—	Form of common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed August 31, 2010 (File No. 000-26025)).

4.2*	—	Indenture, dated as of August 31, 2010, by and among U.S. Concrete, Inc., the Guarantors named therein, and U.S. Bank National Association, as Trustee and Noteholder Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.3*	—	Registration Rights Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., the Guarantors named therein and the Holders party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.4*	—	Pledge and Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.5*	—	Form of Convertible Secured Note, included in Exhibit 4.2 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.6*	—	Credit Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., certain of U.S. Concrete’s domestic subsidiaries as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.7*	—	Pledge and Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.8*	—	Intercreditor Agreement, dated as of August 31, 2010, by and among JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as Trustee and noteholder collateral agent and each of the loan parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.9*	—	Class A Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.10*	—	Class B Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.11*	—	First Lien Patent Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc. and San Diego Precast Concrete, Inc., as grantors, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed on November 9, 2010 (File No. 000-34530)).

4.12*	—	First Lien Trademark Security Agreement, dated as of August 31, 2010, by and between U.S. Concrete, Inc., as grantor, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed on November 9, 2010 (File No. 000-34530)).

Exhibit
Number		Description

10.1*	—	Purchase Letter, dated as of July 20, 2010, by and among U.S. Concrete, Inc., Monarch Alternative Capital, L.P., Whitebox Advisors, LLC and York Capital Management Global Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010 (File No. 001-34530)).

10.2*	—	Pledge Commitment Letter, dated as of July 27, 2010, by and among U.S. Concrete, Inc., JPMorgan Securities Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2010 (File No. 001-34530)).

10.3*	—	Redemption Agreement, dated as of August 5, 2010, by and among U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., Superior Materials Holding, LLC, and Edw. C. Levy Co (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.4*	—	Joinder Agreement, dated as of September 30, 2010, by and among U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., Superior Materials Holding, LLC, Edw. C. Levy Co., VCNA Prairie, Inc. and Votorantim Cement North America, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.5*	—	Promissory Note of U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., dated September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.6*†	—	Amended and Restated Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and Michael W. Harlan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.7*†	—	Amended and Restated Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and Curt M. Lindeman (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.8*†	—	Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and James C. Lewis (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.9†	—	Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and Gary J. Konnie.

10.10†	—	Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Jeff L. Davis.

10.11†	—	First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Jeff L. Davis.

10.12†	—	U.S. Concrete, Inc. and Subsidiaries 2010 Annual Team Member Incentive Plan.

10.13*†	—	U.S. Concrete, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.14*†	—	U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.15*†	—	U.S. Concrete, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.16*†	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

10.17*	—	Support Agreement, dated as of August 16, 2010, by and among U.S. Concrete, Inc., the affiliates of Monarch Alternative Capital, LP set forth on the signature pages thereto, the affiliates of Whitebox Advisors, LLC set forth on the signature pages thereto and the affiliates of York Capital Management Global Advisors, LLC set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2010 (File No. 000-26025)).

10.18*	—	Note Purchase Agreement, dated as of August 26, 2010, by and among U.S. Concrete, Inc., the guarantors set forth on the signature pages thereto, the Subscription Parties set forth in Annex I thereto and the Put Option Parties set forth on Annex II thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 001-34530)).

10.19*	—	Contribution Agreement, dated as of March 26, 2007, by and among, BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, Kurtz Gravel Company, Superior Materials, Inc. USC Michigan, Inc., Edw. C. Levy Co. and Superior Joint Venture LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 26, 2007 (File No. 000-26025)).

10.20*	—	Operating Agreement of Superior Materials, LLC dated effective as of April 1, 2007, by and between Kurtz Gravel Company, Superior Materials, Inc. and Edw. C. Levy Co., together with related Joinder Agreement

Exhibit
Number		Description

dated effective April 2, 2007 by BWB, Inc. of Michigan Builders’, Redi-Mix, LLC, USC Michigan, Inc. and Superior Material Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2007 (File No. 000-26025)).

10.21*	—	Guaranty dated as of April 1, 2007 by U.S. Concrete, Inc. in favor of Edw. C. Levy Co. and Superior Materials Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 1, 2007 (File No. 000-26025)).

10.22*	—	Consulting Agreement dated February 23, 2007 by and between U.S. Concrete and Eugene P. Martineau (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 23, 2007 (File No. 000-26025)).

12*	—	Statement regarding computation of ratios (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 (File No. 000-26025)).

14	—	U.S. Concrete, Inc. Code of Ethics for Chief Executive and Senior Financial Officers.

21	—	Subsidiaries.

23	—	Consent of independent registered public accounting firm.

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Michael W. Harlan.

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of James C. Lewis.

32.1	—	Section 1350 Certification of Michael W. Harlan.

32.2	—	Section 1350 Certification of James C. Lewis.

99.1	—	Reporting Requirements Regarding Coal or Other Mine Safety.

*	Incorporated by reference to the filing indicated.

†	Management contract or compensatory plan or arrangement.