Form 10-Q
period 2011-03-31
US CONCRETE INC
filed 2011-05-06
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

For the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court Yes ☑ No ☐

As of the close of business on May 5, 2011, U.S. Concrete, Inc. had 11,988,796 shares of its common stock, $0.001 par value, outstanding (excluding 16,253 treasury shares).

INDEX

U.S. CONCRETE, INC.

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	Successor	Successor
	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$3,198	$5,290
Trade accounts receivable, net	62,365	74,534
Inventories	30,207	29,396
Deferred income taxes	4,177	4,042
Prepaid expenses	5,817	3,803
Other current assets	5,084	6,366
Total current assets	110,848	123,431
Property, plant and equipment, net	136,999	140,274
Goodwill	1,481	1,481
Other assets	9,124	9,529
Assets held for sale	—	813
Total assets	$258,452	$275,528

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,421	$1,164
Accounts payable	31,511	37,056
Accrued liabilities	30,057	31,253
Derivative liabilities	21,974	15,727
Total current liabilities	84,963	85,200
Long-term debt, net of current maturities	59,321	52,017
Other long-term obligations and deferred credits	7,466	7,429
Deferred income taxes	4,884	4,749
Total liabilities	156,634	149,395

Commitments and contingencies (Note 11)

Equity:
Preferred stock	—	—
Common stock	12	12
Additional paid-in capital	132,340	131,875
Retained deficit	(30,468)	(5,754)
Treasury stock, at cost	(66)	—
Total stockholders’ equity	101,818	126,133
Total liabilities and equity	$258,452	$275,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011 (Successor)	2010 (Predecessor)
Revenue	$87,049	$86,128
Cost of goods sold before depreciation, depletion and amortization	82,809	80,772
Selling, general and administrative expenses	14,964	15,384
Depreciation, depletion and amortization	5,093	6,155
(Gain) loss on sale of assets	(72)	51
Loss from continuing operations	(15,745)	(16,234)
Interest expense, net	2,628	6,685
Derivative loss	6,247	—
Other income, net	257	285
Loss from continuing operations before income taxes	(24,363)	(22,634)
Income tax expense	351	324
Loss from continuing operations	(24,714)	(22,958)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	(2,289)
Net loss attributable to stockholders	$(24,714)	$(25,247)
Loss per share attributable to stockholders:
Loss from continuing operations	$(2.07)	$(0.63)
Loss from discontinued operations, net of income tax	—	$(0.06)
Net loss	$(2.07)	$(0.69)

Basic and diluted weighted average shares outstanding	11,958	36,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Common Stock		Additional			Non-	Total
		Par	Paid-In	Retained	Treasury	Controlling	Equity
	Shares	Value	Capital	Deficit	Stock	Interest	(Deficit)
BALANCE, December 31, 2009 (Predecessor)	37,558	$38	$268,306	$(280,802)	$(3,284)	$5,551	$(10,191)
Stock-based compensation	—		479	—	—	—	479
Purchase of treasury shares	(121)	—	—	—	(69)	—	(69)
Cancellation of shares	(4)	—	—	—	—	—	—
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	2,481	2,481
Net loss	—	—	—	(25,247)	—	(1,496)	(26,743)
BALANCE, March 31, 2010 (Predecessor)	37,433	$38	$268,785	$(306,049)	$(3,353)	$6,536	$(34,043)

BALANCE, December 31, 2010 (Successor)	11,928	$12	$131,875	$(5,754)	$—	$—	$126,133
Stock-based compensation	38	—	465	—	—	—	465
Purchase of treasury shares	(8)	—	—	—	(66)	—	(66)
Net loss	—	—	—	(24,714)	—	—	(24,714)
BALANCE, March 31, 2011 (Successor)	11,958	$12	$132,340	$(30,468)	$(66)	$—	$101,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011 (Successor)	2010 (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,714)	$(26,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	5,093	6,742
Debt issuance cost amortization	884	582
Loss on derivatives	6,247	—
Net (gain) loss on sale of assets	(72)	51
Deferred income taxes	—	(67)
Provision for doubtful accounts	345	239
Stock-based compensation	465	479
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	11,824	9,556
Inventories	(811)	(1,696)
Prepaid expenses and other current assets	497	(1,782)
Other assets and liabilities	(21)	(1,138)
Accounts payable and accrued liabilities	(5,991)	4,604
Net cash used in operating activities	(6,254)	(9,173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,823)	(2,447)
Proceeds from disposals of property, plant and equipment	515	179
Payments for acquisitions and redemption	(1,305)	—
Net cash used in investing activities	(2,613)	(2,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	18,094	37,682
Repayments of borrowings	(11,253)	(28,885)
Purchase of treasury shares	(66)	(69)
Non controlling interest capital contributions	—	2,481
Net cash provided by financing activities	6,775	11,209

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,092)	(232)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,290	4,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,198	$3,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” U.S. Concrete,” or the “Company”) and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included.  All such adjustments are of a normal or recurring nature.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of our results expected for the year ending December 31, 2011.

We applied the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852 “Reorganizations” to our financial statements while the Company operated under the provisions of Chapter 11 of the United States Bankruptcy Code. As of August 31, 2010 (the “Effective Date”), we applied fresh-start accounting under the provisions of ASC 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our financial statements prior to August 31, 2010 are not comparable with our financial statements for periods on or after August 31, 2010. References to “Successor” refer to the Company on or after August 31, 2010, after giving effect to the provisions of our Plan of Reorganization (the “Plan”) and the application of fresh-start accounting. References to “Predecessor” refer to the Company prior to August 31, 2010. For further information, see Note 2 — “Fresh-Start Accounting and Effects of the Plan” of the notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

In August 2010, we entered into a redemption agreement to redeem our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”). This redemption was finalized and closed on September 30, 2010 and is discussed in Note 3. The results of operations of Superior, net of the minority owner’s 40% interest, have been included in discontinued operations in our condensed consolidated statements of operations for all periods presented.  We reflect the minority owner’s 40% interest in income, net assets and cash flows of Superior as a non-controlling interest in our condensed consolidated financial statements.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

For a description of our accounting policies, see Note 4 of the consolidated financial statements in the 2010 Form 10-K.

3.    ACQUISITIONS AND DISPOSITIONS

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

Index

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

The Promissory Note does not bear interest and required the Company and the Joint Venture Partners to pay Superior $750,000 in January 2011, in addition to a $750,000 payment in January 2012. We made the $750,000 payment in January 2011. Additionally, we recognized a loss of approximately $11.8 million from redeeming our interest in Superior.  We and the Joint Venture Partners have also agreed, for a period of five (5) years after the Closing, not to compete with Superior in the State of Michigan, subject to certain exceptions.

The results of Superior have been included in discontinued operations for the periods presented in the consolidated statements of operations. See Note 4 for more information.

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in the west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.6 million during the three months ended March 31, 2011.

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of our transport equipment for approximately $0.9 million.

4.     DISCONTINUED OPERATIONS

As disclosed in Note 3 above, we closed on the redemption of our 60% interest in Superior in September 2010. The results of discontinued operations included in the accompanying condensed consolidated statement of operations was as follows (in thousands):

Predecessor
Three Months Ended March 31, 2010
Revenue	$4,138
Operating expenses	(7,839)

Loss from discontinued operations, before income taxes and non-controlling interest	(3,701)
Income tax benefit (expense)	(84)
Loss from discontinued operations before non controlling interest	(3,785)
Non-controlling interest	1,496
Loss from discontinued operations	$(2,289)

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

5.     INVENTORIES

Inventories consist of the following (in thousands):

	Successor
	March 31,	December 31,
	2011	2010

Raw materials	$19,703	$20,159
Precast products	7,375	6,518
Building materials for resale	2,066	1,897
Other	1,063	822
	$30,207	$29,396

6.     DEBT

A summary of debt is as follows (in thousands):

	Successor
	March 31,	December 31,
	2011	2010
Senior secured credit facility due 2014	$15,001	$8,000
Convertible secured notes due 2015	42,392	41,954
Notes payable and other financing	2,803	2,647
Capital leases	546	580
	60,742	53,181
Less: current maturities	1,421	1,164
Total long-term debt	$59,321	$52,017

The carrying value of outstanding amounts under our Senior Secured Credit Facility due 2014 (the “Credit Agreement”) approximates fair value due to the floating interest rate. The fair value of our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) was approximately $69.7 million, including the embedded derivative of $16.9 million, at March 31, 2011 and was $63.0 million, including the embedded derivative of $12.5 million at December 31, 2010.

Senior Secured Credit Facility due 2014

On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). The Credit Agreement matures in August 2014. As of March 31, 2011, we had outstanding borrowings of $15.0 million and $19.4 million of undrawn standby letters of credit under the Revolving Facility. The availability under the Revolving Facility was approximately $15.6 million at March 31, 2011, after reduction for the $15.0 million availability block described below.

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

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve month period ending on the last day of each fiscal quarter thereafter (commencing with the fiscal quarter ended March 31, 2011). Our capital expenditures were $5.5 million for the trailing twelve-month period ended March 31, 2011 which was below the $32.0 million representing 7.0% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.

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

In connection with the Credit Agreement, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with the Administrative Agent. Pursuant to the Security Agreement, all obligations under the Revolving Facility will be secured by (i) a perfected first-priority lien (subject to certain exceptions) in substantially all of our and certain of our subsidiaries present and after acquired inventory (including as-extracted collateral), accounts, certain specified mixer trucks, deposit accounts, securities accounts, commodities accounts, letter of credit rights, cash and cash equivalents, general intangibles (other than intellectual property and equity in subsidiaries), instruments, documents, supporting obligations and related books and records and all proceeds and products of the foregoing and (ii) a perfected second-priority lien  (subject to certain exceptions) on substantially all other present and after acquired property (including, without limitation, material owned real estate).

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering contemplated by the Plan of Reorganization.  The Convertible Notes are governed by an indenture (the “Indenture”), dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (See Note 7 to the condensed consolidated financial statements). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

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

Index

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

The Indenture contains certain covenants that restrict our ability to, among other things,

●	incur additional indebtedness or issue disqualified stock or preferred stock;

●	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

●	sell assets and issue capital stock of our restricted subsidiaries;

●	incur liens;

●	enter into transactions with affiliates; and

●	consolidate, merge or sell all or substantially all of our assets.

 The Convertible Notes are guaranteed by each of our existing, and will be guaranteed by each of our future, direct or indirect domestic restricted subsidiaries. In connection with the Indenture, on August 31, 2010, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the noteholder collateral agent. Pursuant to the Pledge and Security Agreement, the Convertible Notes and related guarantees are secured by first-priority liens on certain of the property and assets directly owned by the Company and each of the guarantors, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens (including a second-priority lien in favor of the Administrative Agent) with certain exceptions.  Obligations under the Revolving Facility and those in respect of hedging and cash management obligations owed to the lenders (and their affiliates) that are a party to the Revolving Facility (collectively, the “Revolving Facility Obligations”) will be secured by a second-priority lien on such collateral.

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

Registration Rights Agreement

In connection with the issuance of the Convertible Notes, we entered into a registration rights agreement, dated August 31, 2010 (the “Registration Rights Agreement”), under which we agreed, pursuant to the terms and conditions set forth therein, to register the Convertible Notes and the Common Stock into which the Convertible Notes convert.  Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to file a registration statement covering the resale by the Electing Holders (as defined in the Registration Rights Agreement) of Convertible Notes that are Registrable Securities (as defined in the Registration Rights Agreement) by the first business day following the date that is 366 days following the Effective Date, and to file a registration statement covering the resale of shares of Common Stock that constitute Registrable Securities by the Electing Holders, on a delayed or continuous basis, within 180 days of the Issue Date.  We are required to pay special interest if we fail to file either registration statement by the applicable deadline or if any registration statement required by the Registration Rights Agreement ceases to be effective for more than 45 days, with respect to any Registrable Securities that are Convertible Notes and are Restricted Securities (as defined in the Indenture). We have filed a registration statement covering the resale of shares of Common Stock that constitute registrable securities for the electing holders as described above.  This registration statement was declared effective by the SEC on April 8, 2011.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

7.     DERIVATIVES

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

Our derivative instruments are summarized as follows:

		Fair Value (Successor)
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	March 31, 2011	December 31, 2010
Warrants	Current derivative liabilities	$5,093	$3,224
Convertible Note embedded derivative	Current derivative liabilities	16,881	12,503
		$21,974	$15,727

The following table presents the effect of derivative instruments on the statement of operations for the three month period ending March 31, 2011 (Successor), excluding income tax effects:

Derivative Instruments not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized	Amount
Warrants	Derivative loss	$1,869
Convertible Note embedded derivative	Derivative loss	4,378
		$6,247

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions as of March 31, 2011 and December 31, 2010:
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

Index

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2011 (Successor)

	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$5,093	$—	$—	$5,093
Derivative – Convertible Notes Embedded Derivative(2)	16,881	—	—	16,881
	$21,974	$—	$—	$21,974

	December 31, 2010 (Successor)

	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$3,224	$—	$—	$3,224
Derivative – Convertible Notes Embedded Derivative(2)	12,503	—	—	12,503
	$15,727	$—	$—	$15,727

(1)	Represents warrants issued in conjunction with our Plan of Reorganization.
(2)
Represents the compound embedded derivative included in our Convertible Notes (see Note 6). The compound embedded derivative includes the value associated with the noteholders’ conversion option, as well as certain rights to receive “make-whole” amounts. The “make-whole” provision(s) provides that, upon certain contingent events, if conversion is elected on the Convertible Notes, we may be obligated to pay such holder an amount in cash, or shares of common stock to compensate noteholders who have converted early as a result of these contingent events, interest and time value of the conversion option foregone via the conversion.

The derivative liabilities were valued using a model for instruments with the option to convert into common equity. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

A reconciliation of the changes in Level 3 fair value measurements is as follows for the three months ended March 31, 2011 (in thousands):

	Warrants	Convertible Notes Embedded Derivative
Balance at December 31, 2010 (Successor)	$3,224	$12,503
Purchases, issuances, and settlements	—	—
Total losses included in earnings	1,869	4,378
Balance at March 31, 2011 (Successor)	5,093	16,881

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. The fair value of our Convertible Notes was approximately $69.7 million, including $16.9 million related to the embedded derivative at March 31, 2011 and $63.0 million, including $12.5 million related to the embedded derivative at December 31, 2010.

8.     INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of March 31, 2011 and December 31, 2010 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of March 31, 2011 and December 31, 2010 was $0.7 million. We made income tax payments of approximately $30,000 and $20,000 during the three month periods ended March 31, 2011 and 2010, respectively.

We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010.  Under our Plan, our 8.375% Senior Subordinated Notes due 2014 (the “Old Notes”) were cancelled, giving rise to cancellation of indebtedness income (“CODI”).  The Internal Revenue Code (“IRC”) provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Based on the estimate of CODI and required tax attribute reduction, we believe the effects of the Plan will not cause a significant change in our recorded net deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, will be accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes.  The allocation of the tax attribute reduction is an estimate and will not be finalized until the 2010 tax return, which includes the effective date of the Plan, is filed.  Any changes in the estimate could impact deferred taxes.

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

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

9.     STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	Successor
	March 31, 2011	December 31, 2010
Shares authorized	100,000	100,000
Shares outstanding at end of period	11,958	11,928
Shares held in treasury	8	—

Under our restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 and 10.0 million shares of preferred stock, $0.001 par value. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of the Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of March 31, 2011 and December 31, 2010.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock units by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 8,000 shares during the three months ended March 31, 2011, at a total value of approximately $0.1 million, and we accounted for the withholding of these shares as treasury stock.

10.    SHARES USED IN COMPUTING NET LOSS PER SHARE

 Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

       For the three month period ended March 31, 2011, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock units and stock options.  The Convertible Notes may be converted into 5.2 million shares of our common stock, and as of March 31, 2011, there were restricted stock units and stock options that could result in the issuance of 0.4 million shares and 0.2 million shares of common stock, respectively, in the future. For the three months ended March 31, 2010, our potentially dilutive shares included stock options and stock awards. These potentially dilutive shares were excluded from the computation of diluted earnings per share for the three month periods ended March 31, 2011 and 2010 because their effect would have been anti-dilutive.

11.    COMMITMENTS AND CONTINGENCIES

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

Index

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

In May 2008, we received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of our allocable share of the minimum funding deficiency.  In April 2010, the multi-employer pension plan filed a civil complaint to collect approximately $1.8 million for this minimum funding deficiency and this amount is included in accrued liabilities on our condensed consolidated balance sheets. We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demand because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

Currently, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2011.

We believe that the resolution of all litigation currently pending or threatened against us will not materially exceed our existing accruals for those matters.  However, because of the inherent uncertainty of litigation, there is a risk that we may have to increase our accruals for one or more claims or proceedings to which we are party as more information becomes available or proceedings progress, and any such increase in accruals could have a material adverse effect on our consolidated financial condition or results of operations.  We expect in the future that we will from time to time be a party to litigation or administrative proceedings that arise in the normal course of our business.

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. Based on experience and the information currently available, our management does not believe these claims will materially exceed our related accruals.  Despite compliance and experience, it is possible that we could be held liable for future charges, which might be material, but are not currently known to us or cannot be estimated by us.  In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.

 As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2011.

We are party to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate, and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Index

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

Performance Bonds

In the normal course of business, we are contingently liable for performance under $41.7 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2011. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

We account for inter-segment revenue at market prices.  Segment operating loss consists of net revenue less operating expense, including certain operating overhead directly related to the operation of the specific segment.  Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities, which are not allocated to operations and are excluded from segment operating loss.

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2011 (Successor)	2010 (Predecessor)
Revenue:
Ready-mixed concrete and concrete-related products	$78,080	$76,233
Precast concrete products	11,960	12,426
Inter-segment revenue	(2,991)	(2,531)
Total revenue	$87,049	$86,128
Segment Operating Loss:
Ready-mixed concrete and concrete-related products	$(8,281)	$(8,307)
Precast concrete products	(1,292)	(881)
Derivative loss	(6,247)	—
Unallocated overhead and other income	518	461
Corporate:
Selling, general and administrative expenses	(6,433)	(7,222)
Interest expense, net	(2,628)	(6,685)
Loss from continuing operations before income taxes	$(24,363)	$(22,634)

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Three Months Ended March 31,
	2011	2010
	(Successor)	(Predecessor)
Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$4,201	$4,883
Precast concrete products	315	668
Corporate	577	604
Total depreciation, depletion and amortization	$5,093	$6,155

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$1,709	$2,248
Precast concrete products	114	199
Total capital expenditures	$1,823	$2,447

Revenue by Product:
Ready-mixed concrete	$67,120	$65,589
Precast concrete products	11,981	12,439
Building materials	1,641	1,528
Aggregates	1,581	2,412
Other	4,726	4,160
Total revenue	$87,049	$86,128

	Successor
Identifiable Assets:	As of March 31, 2011	As of December 31, 2010
Ready-mixed concrete and concrete-related products	$116,850	$119,362
Precast concrete products	11,058	11,259
Corporate	9,091	9,653
Total identifiable assets	$136,999	$140,274

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements preceding Item 1 of Part 1 of the 2010 Form 10-K and “Risk Factors” in Item 1A of Part I of the 2010 Form 10-K. For a discussion of our commitments not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part I of the 2010 Form 10-K. We assume no obligation to update any forward-looking statements, except as required by applicable law.

Our Business

U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete” or the “Company”) operate our business in two business segments: (1) ready-mixed concrete and concrete-related products and (2) precast concrete products.

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

Since the middle of 2006, the United States building materials construction market has been challenging.  The construction industry, particularly the ready-mixed concrete industry, has been characterized by significant overcapacity and fierce competitive activity.  However, while modest, we have experienced two consecutive quarters of year over year increases in revenue from continuing operations and ready-mix concrete sales volume. During the first quarter of 2011, our revenue increased approximately 1.1%, and our ready-mix concrete sales volume increased 4.2% compared to the first quarter of 2010. The fourth quarter of 2010 showed a 3.3% increase in revenue from continuing operations and an 8.6% increase in ready-mix concrete sales volume compared to the fourth quarter of 2009. These year over year volume increases are the first since the third quarter of 2007. Partially offsetting these improvements, however, are modest declines in our average sales prices, which declined approximately 1.8% in the first quarter of 2011 compared to the same period in 2010. While we have experienced a slight overall improvement in our revenue and ready-mix concrete sales volumes, we remain well below historical highs, and our average sales prices and operating results continue to be affected by the recessionary conditions affecting our industry. As a result of these conditions, we continue to closely monitor our operating costs and capital expenditures.

Index

Basis of Presentation

We applied the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852 “Reorganizations” to our financial statements while the Company operated under the provisions of Chapter 11 of the United States Bankruptcy Code from April 29, 2010 until August 31, 2010. As of August 31, 2010 (the “Effective Date”), we applied fresh-start accounting under the provisions of ASC 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our financial statements prior to August 31, 2010 are not comparable with our financial statements for periods on or after August 31, 2010. References to “Successor” refer to the Company on or after August 31, 2010, after giving effect to the provisions of our Plan of Reorganization (the “Plan”) and the application of fresh-start accounting. References to “Predecessor” refer to the Company prior to August 31, 2010. For further information, see Note 2 — “Fresh-Start Accounting and Effects of the Plan” of the notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of financing seasonal working capital requirements, servicing indebtedness under our Senior Secured Credit Facility due 2014 (the “Credit Agreement”) and 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) and purchasing property and equipment. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Our availability under the Credit Agreement was approximately $15.6 million at March 31, 2011, after reduction for the $15.0 million availability block described below. Availability under the Credit Agreement is limited by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base typically declines also during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather. The unusually inclement weather during February 2011 in most of our markets reduced our availability during the first quarter of 2011.

The projection of our cash needs is based upon many factors, including our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the Credit Agreement will provide us with sufficient liquidity in the ordinary course. The Credit Agreement is scheduled to mature in August 2014. If, however, the Credit Agreement is not adequate to fund our operations in the event that our operating results and projected needs are proven to be incorrect, we would need to obtain an amendment to the Credit Agreement or seek other debt financing to provide additional liquidity. As a result of the challenging and prolonged economic and industry conditions, we currently anticipate being approximately cash flow neutral for all of 2011. We continue to focus on minimizing our capital investment expenditures in order to maintain liquidity.

The principal factors that could adversely affect the amount of our internally generated funds include:

●	further deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

●	further declines in gross margins due to shifts in our project mix or increases in the cost of our raw materials; and

●
any deterioration in our ability to collect our accounts receivable from customers as a result of further weakening in residential and other construction demand or as a result of payment difficulties experienced by our customers.

The following key financial measurements reflect our financial position and capital resources as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	Successor
	March 31, 2011	December 31, 2010

Cash and cash equivalents	$3,198	$5,290
Working capital	$25,885	$38,231
Total debt	$60,742	$53,181

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

Index

The following discussion provides a description of our arrangements relating to outstanding indebtedness.

Senior Secured Credit Facility due 2014

On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). The Credit Agreement matures in August 2014. As of March 31, 2011, we had outstanding borrowings of $15.0 million and $19.4 million of undrawn standby letters of credit under the Revolving Facility. The availability under the Revolving Facility was approximately $15.6 million at March 31, 2011, after reduction for the $15.0 million availability block described below.

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

Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve month period ending on the last day of each fiscal quarter thereafter (commencing with the fiscal quarter ended March 31, 2011). Our capital expenditures were $5.5 million for the trailing twelve-month period ended March 31, 2011 which was below the $32.0 million representing 7.0% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.

At our option, loans may be maintained from time to time at an interest rate equal to the Eurodollar-based rate (“LIBOR”) or the applicable domestic rate (“CB Floating Rate”).  The CB Floating Rate is the greater of (x) the interest rate per annum publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate and (y) the interest rate per annum equal to the sum of 1.0% per annum plus the adjusted LIBOR rate for a one month interest period, in each case plus the applicable margin. The applicable margin on loans is 2.75% in the case of loans bearing interest at the CB Floating Rate and 3.75% in the case of loans bearing interest at the LIBOR rate. Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR loans, a fronting fee equal to 0.20% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  We will also pay a commitment fee on undrawn amounts under the Revolving Facility in an amount equal to 0.75% per annum.  Upon any event of default, at the direction of the required lenders under the Revolving Facility, all outstanding loans and the amount of all other obligations owing under the Revolving Facility will bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations.

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

In connection with the Credit Agreement, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with the Administrative Agent. Pursuant to the Security Agreement, all obligations under the Revolving Facility will be secured by (i) a perfected first-priority lien (subject to certain exceptions) in substantially all of our and certain of our subsidiaries present and after acquired inventory (including as-extracted collateral), accounts, certain specified mixer trucks, deposit accounts, securities accounts, commodities accounts, letter of credit rights, cash and cash equivalents, general intangibles (other than intellectual property and equity in subsidiaries), instruments, documents, supporting obligations and related books and records and all proceeds and products of the foregoing and (ii) a perfected second-priority lien  (subject to certain exceptions) on substantially all other present and after acquired property (including, without limitation, material owned real estate).

Index

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering contemplated by the Plan of Reorganization.  The Convertible Notes are governed by an indenture (the “Indenture”), dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (See Note 7 to the condensed consolidated financial statements). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

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

The Indenture contains certain covenants that restrict our ability to, among other things,

●	incur additional indebtedness or issue disqualified stock or preferred stock;

●	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

●	sell assets and issue capital stock of our restricted subsidiaries;

●	incur liens;

●	enter into transactions with affiliates; and

●	consolidate, merge or sell all or substantially all of our assets.

Index

 The Convertible Notes are guaranteed by each of our existing, and will be guaranteed by each of our future, direct or indirect domestic restricted subsidiaries. In connection with the Indenture, on August 31, 2010, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the noteholder collateral agent. Pursuant to the Pledge and Security Agreement, the Convertible Notes and related guarantees are secured by first-priority liens on certain of the property and assets directly owned by the Company and each of the guarantors, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens (including a second-priority lien in favor of the Administrative Agent) with certain exceptions.  Obligations under the Revolving Facility and those in respect of hedging and cash management obligations owed to the lenders (and their affiliates) that are a party to the Revolving Facility (collectively, the “Revolving Facility Obligations”) will be secured by a second-priority lien on such collateral.

The Convertible Notes and related guarantees are secured by a second-priority lien on the assets of the Company and the guarantors securing the Revolving Facility Obligations on a first-priority basis, including, inventory (including as extracted collateral), accounts, certain specified mixture trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.

Registration Rights Agreement

In connection with the issuance of the Convertible Notes, we entered into a registration rights agreement, dated August 31, 2010 (the “Registration Rights Agreement”), under which we agreed, pursuant to the terms and conditions set forth therein, to register the Convertible Notes and the Common Stock into which the Convertible Notes convert.  Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to file a registration statement covering the resale by the Electing Holders (as defined in the Registration Rights Agreement) of Convertible Notes that are Registrable Securities (as defined in the Registration Rights Agreement) by the first business day following the date that is 366 days following the Effective Date, and to file a registration statement covering the resale of shares of Common Stock that constitute Registrable Securities by the Electing Holders, on a delayed or continuous basis, within 180 days of the Issue Date.  We are required to pay special interest if we fail to file either registration statement by the applicable deadline or if any registration statement required by the Registration Rights Agreement ceases to be effective for more than 45 days, with respect to any Registrable Securities that are Convertible Notes and are Restricted Securities (as defined in the Indenture). We have filed a registration statement covering the resale of shares of Common Stock that constitute registrable securities for the electing holders as described above. This registration statement was declared effective by the SEC on April 8, 2011.

Cash Flows

Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $6.3 million for the three months ended March 31, 2011, compared to net cash used in operating activities of $9.2 million for the three months ended March 31, 2010.  The change in the 2011 period was principally a result of slightly higher profitability and lower cash payments related to our restructuring.

We used $2.6 million of cash in investing activities for the three months ended March 31, 2011 and $2.3 million for the three months ended March 31, 2010.  During the first quarter of 2011, we paid $0.8 million related to the redemption of Superior in September 30, 2010 and paid $0.5 million related to the acquisition of three ready-mix plants in our west Texas market in October 2010. There were no payments related to acquisitions or redemptions during the first quarter of 2010. Partially offsetting these higher cash payments were lower capital expenditures and higher proceeds from disposals during the first quarter of 2011. Capital expenditures were lower by approximately $0.6 million, and proceeds from disposals were approximately $0.3 million higher when compared to the first quarter of 2010.

Our net cash provided by financing activities was $6.8 million and $11.2 million for the three month periods ended March 31, 2011 and 2010, respectively. The decrease in the 2011 period was primarily the result of lower net borrowings and a contribution made during the 2010 period by the minority owner of Superior that provided $2.5 million in cash. During the 2010 period, our borrowings were higher due to the funding of our restructuring activities.

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

Index

Typically, cement, other cementitious materials and aggregates represent the highest-cost materials used in manufacturing a cubic yard of ready-mixed concrete.  We purchase cement from a few suppliers in each of our major markets. Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

Overall, prices for cement and aggregates remained relatively flat to down in most of our markets during the first quarter of 2011, as compared to the first quarter of 2010.  However, we did see a slight increase in certain cementitious and aggregates products in certain of our markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  The demand for construction sector products was weak from 2007 through 2010, with sales volumes significantly below 2006 peak levels.  The continued recessionary conditions in the construction sector and related effects on our end-use markets has caused an oversupply of cement in most of our markets, with cement producers slowing down or shutting down domestic production and reducing imported cement to respond to the weak demand.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates. We experienced increased fuel costs during the first quarter of 2011 due to higher oil prices as a result of world events and expect that these higher costs will continue. While we can partially mitigate these higher fuel costs with higher prices for our products, fuel costs have risen more sharply than our prices.

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

The Promissory Note does not bear interest and required the Company and the Joint Venture Partners to pay Superior $750,000 in January 2011, in addition to a $750,000 payment in January 2012. We made the $750,000 payment in January 2011. Additionally, we recognized a loss of approximately $11.8 million from redeeming our interest in Superior.  We and the Joint Venture Partners have also agreed, for a period of five (5) years after the Closing, not to compete with Superior in the State of Michigan, subject to certain exceptions.

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in the west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.6 million during the three months ended March 31, 2011.

Index

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of this transport equipment for $0.9 million.

Risks and Uncertainties

Numerous factors could affect our future operating results. These factors are discussed under the heading “Risk Factors” in Item 1A of Part I of the 2010 Form 10-K.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2010 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of the allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes, valuation of inventory and the valuation and useful lives of property, plant and equipment. See Note 4 to our consolidated financial statements included in Item 8 of Part II of the 2010 Form 10-K for a discussion of these accounting policies.

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except for selling prices) and that information as a percentage of sales for each of the periods indicated.

	Three Months Ended March 31,
	2011 (Successor)		2010 (Predecessor)
	(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$78,080	89.7%	$76,233	88.5%
Precast concrete products	11,960	13.7	12,426	14.4
Inter-segment revenue	(2,991)	(3.4)	(2,531)	(2.9)
Total revenue	$87,049	100.0%	$86,128	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$71,723	82.4%	$69,924	81.1%
Precast concrete products	11,086	12.7	10,848	12.6
Selling, general and administrative expenses	14,964	17.2	15,384	17.9
Depreciation, depletion and amortization	5,093	5.9	6,155	7.1
(Gain) loss on sale of assets	(72)	(0.1)	51	0.1
Loss from continuing operations	(15,745)	(18.1)	(16,234)	(18.8)
Interest expense, net	2,628	3.0	6,685	7.8
Loss on derivative	6,247	7.2	—	—
Other income, net	257	0.3	285	0.3
Loss from continuing operations before income taxes	(24,363)	(28.0)	(22,634)	(26.3)
Income taxes	351	0.4	324	0.4
Loss from continuing operations	(24,714)	(28.4)	(22,958)	(26.7)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	(2,289)	(2.6)
Net loss attributable to stockholders	$(24,714)	(28.4)%	$(25,247)	(29.3)%

Ready-mixed concrete data:
Average selling price per cubic yard	$91.61		$93.29
Sales volume in cubic yards	726		697

Index

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment increased $1.9 million, or 2.5%, to $78.1 million for the three months ended March 31, 2011, from $76.2 million in the corresponding period of 2010.  Our ready-mixed sales volumes for the first quarter of 2011 were approximately 726,000 cubic yards, up 4.2% from the 697,000 cubic yards of ready-mixed concrete we sold in the first quarter of 2010. These volume increases were partially offset by a 1.8% decline in the average selling price per cubic yard of concrete sold in the first quarter of 2011 due to continued competitive pressures in most of our markets.

Our higher sales volumes reflect the second consecutive quarter of year over year increases, but the level of volumes remains well below historical highs. The average sales price decline reflects the competitive pressures in most of our markets due to the recessionary conditions and resulting weak residential home and commercial construction activity and public works spending.

Precast concrete products. Revenue from our precast concrete products segment was down $0.4 million, or 3.8%, to $12.0 million for the first quarter of 2011 from $12.4 million during the corresponding period of 2010.  This decrease reflects the downturn in residential and commercial construction in our northern California, Phoenix, Arizona, and mid-Atlantic markets.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment increased $1.8 million, or 2.6%, to $71.7 million for the three months ended March 31, 2011 from $69.9 million for the three months ended March 31, 2010.  This increase was primarily due to higher sales volumes in 2011.  As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was relatively consistent at 91.9% for the three months ended March 31, 2011, as compared to 91.7% for the corresponding period of 2010.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment increased $0.2 million, or 2.2%, to $11.1 million for the quarter ended March 31, 2011 from $10.8 million for the corresponding period of 2010.  As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 92.7% for the three months ended March 31, 2011 from 87.3% during the three months ended March 31, 2010.  This percentage increased primarily due to lower absorption of our costs as a result of less inventory production and also to lower margin projects.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased approximately $0.4 million, or 2.7%, to $15.0 million for the three month period ended March 31, 2011 from $15.4 million for the three months ended March 31, 2010. We experienced lower costs during the first quarter of 2011 related primarily to reduced compensation, reduced incentive-based compensation accruals and other administrative reductions, such as in travel costs and office expenses. Partially offsetting these reduced costs during 2011 is approximately $1.4 million of costs related to the announcement that our President and Chief Executive Officer will be stepping down. We experienced higher professional fees of approximately $2.7 million during the three months ended March 31, 2010 as a result of our restructuring. These higher fees in 2010 were partially offset by the settlement of a class action lawsuit in California for an amount that was below our previous estimate resulting in a reduction of approximately $1.0 million.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $1.1 million, or 17.3%, to $5.1 million for the three months ended March 31, 2011 from $6.2 million in the corresponding period of 2010.  The decrease was primarily due to lower asset valuations after the application of fresh-start accounting on August 31, 2010.

Interest expense, net.  Net interest expense decreased by approximately $4.1 million to $2.6 million during the first quarter of 2011, compared to $6.7 million during the corresponding period of 2010. This decrease was due primarily to the cancellation of our 8.375% Senior Subordinated Notes (the “Old Notes”) in accordance with the consummation of the Plan of Reorganization on August 31, 2010.

Loss on derivative.  During the first quarter of 2011, we recorded a $6.2 million loss on derivatives. All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $22.0 million at March 31, 2011 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. During the three month period ended March 31, 2011, we recorded a loss from fair value changes in our embedded Convertible Notes derivative of approximately $4.4 million due primarily to an increase in the price of our common stock, which was partially offset by market changes in conventional debt interest rates. Additionally, we recorded a loss from fair value changes in our warrants of approximately $1.9 million during the three month period ended March 31, 2011 due primarily to the increase in the price of our common stock. We did not have any derivatives during the first quarter of 2010.

Index

Income taxes.  We recorded income tax expense allocated to continuing operations equal to approximately $0.4 million and $0.3 million for the three month periods ended March 31, 2011 and 2010, respectively.  Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of March 31, 2011 and December 31, 2010 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of March 31, 2011 and December 31, 2010 was $0.7 million.

We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010 Under our Plan, our Old Notes were cancelled, giving rise to cancellation of indebtedness income (“CODI”).  The Internal Revenue Code (“IRC”) provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Based on the estimate of CODI and required tax attribute reduction, we believe the effects of the Plan will not cause a significant change in our recorded deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, will be accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes.  The allocation of the tax attribute reduction is an estimate and will not be finalized until the 2010 tax return, which includes the effective date of the Plan, is filed.  Any changes in the estimate could impact deferred taxes.

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

 Loss from discontinued operations.  In August 2010, we entered into a redemption agreement to exit the Michigan market with the divestiture of our interest in Superior. This divestiture closed in September 2010. The results of operations of Superior have been included as discontinued operations for the three months ended March 31, 2010. The allocable share of net loss of Superior to the minority interest owner (non-controlling interest), has also been reflected in discontinued operations.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet. At March 31, 2011, we had $19.4 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $41.7 million in performance bonds relating to our ready-mixed concrete and precast concrete operations.

Inflation

We experienced minimal increases in operating costs during the first quarter of 2011 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. We have experienced increases in our fuel costs due to recent increases in diesel fuel prices. While we are able to pass some of this cost on in the form of higher prices for our products, the cost of fuel has risen more sharply than our prices.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of warrants and Convertible Notes associated with our emergence from Chapter 11.  None of our derivatives manage business risk or are executed for speculative purposes.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $22.0 million and $15.7 million at March 31, 2011 and December 31, 2010, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $0.7 million, resulting in a loss in the same amount. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $2.1 million, resulting in a loss in the same amount. During the three month period ended March 31, 2011, we recorded a loss from fair value changes in our embedded Convertible Notes derivative of approximately $4.4 million due primarily to an increase in the price of our common stock, which was partially offset by market changes in conventional debt interest rates. Additionally, we recorded a loss from fair value changes in our warrants of approximately $1.9 million during the three month period ended March 31, 2011 due primarily to the increase in the price of our common stock.

Borrowings under our Credit Agreement expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the agreement. Based on the $15.0 million outstanding under this facility as of March 31, 2011, a one percent change in the applicable rate would change our annual interest expense by $0.2 million.

Our operations are subject to factors affecting the overall strength of the U.S. economy and economic conditions impacting financial institutions, including the level of interest rates, availability of funds for construction and level of general construction activity. A significant decrease in the level of general construction activity in any of our market areas has and may continue to have a material adverse effect on our consolidated revenues and earnings.
.
Item 4.  Controls and Procedures

Disclosure Controls and Procedures

 As of March 31, 2011, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the evaluation of our disclosure controls and procedures as of December 31, 2010, a material weakness in internal control over financial reporting was identified and included in our Annual Report on Form 10-K for the year ended December 31, 2010. This material weakness related to not maintaining effective review and approval practices over the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. GAAP. As of March 31, 2011, and as described below, this material weakness was not remediated. As a result, our principal executive officer and our principal financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.

In light of the material weakness described above, the Company performed additional analysis and other post closing procedures to ensure our condensed consolidated financial statements are prepared in accordance with U.S. GAAP.  Accordingly, management concluded that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Status of Remediation of Material Weakness

We are in the process of formalizing the implementation of our controls surrounding the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions. Once formalized, the controls will be required to have operated for a sufficient period of time to provide reasonable assurance as to their effectiveness. The material weakness will be remediated when, in the opinion of management, the control procedures have been operating for a sufficient period of time and testing can be completed of the operating effectiveness.

Index

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

 Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Items 2(a) and 2(b) are not applicable.  The following table provides information pursuant to Item 2(c) with respect to purchases by the company of shares of our common stock during the first quarter of 2011:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share
January 2011	8,555	7.66
February 2011	—	—
March 2011	—	—

(1)
Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

Item 5. Other Information

The Company will hold its 2011 Annual Meeting of Stockholders on Tuesday, August 2, 2011 at 9:00 a.m. Eastern time, at the Saddle Brook Marriott, 138 New Pehle Avenue, Saddle Brook, New Jersey, 07663. Based on this date, the revised deadline for submitting shareholder proposals for inclusion in the Company’s 2011 proxy statement and form of proxy, and submit notices of shareholder proposals was May 4, 2011. The Board of Directors has set the close of business on June 7, 2011 as the record date for determining stockholders entitled to receive notice of and to vote at the meeting.

Item 6. Exhibits

3.1	*
—Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

3.2	*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).
10.1	*
—Executive Severance Agreement Amendment, effective as of March 30, 2011, by and between U.S. Concrete, Inc. and Michael W. Harlan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2011 (File No. 001-34530)).

10.2		—U.S. Concrete, Inc. and Subsidiaries 2011 Annual Team Member Incentive Plan.
31.1		—Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2		—Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1		—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2		—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*    Incorporated by reference to the filing indicated.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: May 6, 2011	By:	/s/ James C. Lewis
James C. Lewis
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Index

INDEX TO EXHIBITS

3.1	*
—Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

3.2	*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).
10.1	*
—Executive Severance Agreement Amendment, effective as of March 30, 2011, by and between U.S. Concrete, Inc. and Michael W. Harlan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2011 (File No. 001-34530)).

10.2		—U.S. Concrete, Inc. and Subsidiaries 2011 Annual Team Member Incentive Plan.
31.1		—Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2		—Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1		—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2		—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*Incorporated by reference to the filing indicated.