Form 10-Q
period 2011-06-30
US CONCRETE INC
filed 2011-08-05
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

For the Quarterly Period Ended June 30, 2011

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (see the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

As of the close of business on August 4, 2011, U.S. Concrete, Inc. had 12,020,301 shares of its common stock, $0.001 par value, outstanding (excluding 23,677 treasury shares).

U.S. CONCRETE, INC.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	Successor	Successor
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,401	$5,290
Trade accounts receivable, net	87,219	74,534
Inventories	32,110	29,396
Deferred income taxes	3,770	4,042
Prepaid expenses	4,617	3,803
Other current assets	5,319	6,366
Total current assets	137,436	123,431
Property, plant and equipment, net	135,074	140,274
Goodwill	1,481	1,481
Other assets	8,650	9,529
Assets held for sale	–	813
Total assets	$282,641	$275,528

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$873	$1,164
Accounts payable	44,460	37,056
Accrued liabilities	33,500	31,253
Derivative liabilities	17,029	15,727
Total current liabilities	95,862	85,200
Long-term debt, net of current maturities	70,943	52,017
Other long-term obligations and deferred credits	6,759	7,429
Deferred income taxes	4,477	4,749
Total liabilities	178,041	149,395

Commitments and contingencies (Note 12)

Equity:
Preferred stock	–	–
Common stock	12	12
Additional paid-in capital	132,649	131,875
Retained deficit	(27,920)	(5,754)
Treasury stock, at cost	(141)	–
Total stockholders’ equity	104,600	126,133
Total liabilities and equity	$282,641	$275,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Successor)	2010 (Predecessor)	2011 (Successor)	2010 (Predecessor)
Revenue	$130,027	$128,250	$217,076	$214,378
Cost of goods sold before depreciation, depletion and amortization	111,521	107,302	194,330	188,074
Selling, general and administrative expenses	13,115	15,262	28,079	30,646
Depreciation, depletion and amortization	5,408	6,486	10,501	12,641
(Gain) loss on sale of assets	(145)	(11)	(217)	40
Income (loss) from continuing operations	128	(789)	(15,617)	(17,023)
Interest expense, net	2,743	7,281	5,371	13,966
Derivative income (loss)	4,945	—	(1,302)	—
Other income, net	246	106	503	391
Income (loss) from continuing operations before reorganization items and income taxes	2,576	(7,964)	(21,787)	(30,598)
Reorganization items (Note 8)	—	6,658	—	6,658
Income (loss) from continuing operations before income taxes	2,576	(14,622)	(21,787)	(37,256)
Income tax expense (benefit)	28	(219)	379	105
Income (loss) from continuing operations	2,548	(14,403)	(22,166)	(37,361)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	(226)	—	(2,515)
Net income (loss) attributable to stockholders	$2,548	$(14,629)	$(22,166)	$(39,876)

Earnings (loss) per share attributable to stockholders – basic
Income (loss) from continuing operations	$0.21	$(0.39)	$(1.85)	$(1.02)
Loss from discontinued operations, net of income tax benefit	—	(0.01)	—	(0.07)
Net income (loss)	$0.21	$(0.40)	$(1.85)	$(1.09)

Earnings (loss) per share attributable to stockholders – diluted
Income (loss) from continuing operations	$0.21	$(0.39)	$(1.85)	$(1.02)
Loss from discontinued operations, net of income tax benefit	—	(0.01)	—	(0.07)
Net income (loss)	$0.21	$(0.40)	$(1.85)	$(1.09)

Weighted average shares outstanding:
Basic	11,989	36,764	11,973	36,697
Diluted	12,023	36,764	11,973	36,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Common Stock		Additional			Non-
		Par	Paid-In	Retained	Treasury	Controlling	Total Equity
	Shares	Value	Capital	Deficit	Stock	Interest	(Deficit)
BALANCE, December 31, 2009 (Predecessor)	37,558	$38	$268,306	$(280,802)	$(3,284)	$5,551	$(10,191)
Stock-based compensation	—	—	847	—	—	—	847
Purchase of treasury shares	(123)	—	—	—	(69)	—	(69)
Cancellation of shares	(70)	—	—	—	—	—	—
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	2,481	2,481
Net loss	—	—	—	(39,876)	—	(1,670)	(41,546)
BALANCE, June 30, 2010 (Predecessor)	37,365	$38	$269,153	$(320,678)	$(3,353)	$6,362	$(48,478)

BALANCE, December 31, 2010 (Successor)	11,928	$12	$131,875	$(5,754)	$—	$—	$126,133
Stock-based compensation	77	—	774	—	—	—	774
Purchase of treasury shares	(16)	—	—	—	(141)	—	(141)
Net loss	—	—	—	(22,166)	—	—	(22,166)
BALANCE, June 30, 2011 (Successor)	11,989	$12	$132,649	$(27,920)	$(141)	$—	$104,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011 (Successor)	2010 (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,166)	$(41,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash reorganization items	—	6,461
Reorganization related payments	—	197
Depreciation, depletion and amortization	10,501	13,800
Debt issuance cost amortization	1,792	5,112
Net loss on derivative	1,302	—
Net (gain) loss on sale of assets	(217)	40
Deferred income taxes	—	81
Provision for doubtful accounts	713	577
Stock-based compensation	774	847
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(13,398)	(20,408)
Inventories	(2,714)	(2,104)
Prepaid expenses and other current assets	961	(1,531)
Other assets and liabilities	41	(248)
Accounts payable and accrued liabilities	9,651	14,010
Net cash used in operating activities	(12,760)	(24,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,171)	(3,528)
Proceeds from disposals of property, plant and equipment	783	211
Payments for acquisitions	(901)	—
Other investing activities	(750)	—
Net cash used in investing activities	(6,039)	(3,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Successor borrowings	61,800	—
Repayments of Successor borrowings	(43,749)	—
Proceeds from prepetition borrowings	—	51,172
Repayments of prepetition borrowings	—	(67,872)
Proceeds from debtor-in-possession facility	—	98,098
Repayments from debtor-in-possession facility	—	(49,125)
Net proceeds from other borrowings	—	293
Debtor-in-possession facility financing costs	—	(5,403)
Purchase of treasury shares	(141)	(69)
Non-controlling interest capital contributions	—	2,481
Net cash provided by financing activities	17,910	29,575
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(889)	1,546
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,290	4,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,401	$5,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete,” or the “Company”) and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included.  All such adjustments are of a normal or recurring nature.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of our results expected for the year ending December 31, 2011.

We applied the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852 “Reorganizations” to our financial statements while the Company operated under the provisions of Chapter 11 of the United States Bankruptcy Code. As of August 31, 2010 (the “Effective Date”), we applied fresh-start accounting under the provisions of ASC 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our financial statements prior to August 31, 2010 are not comparable with our financial statements for periods on or after August 31, 2010. References to “Successor” refer to the Company on or after August 31, 2010, after giving effect to the provisions of our Plan of Reorganization (the “Plan”) and the application of fresh-start accounting. References to “Predecessor” refer to the Company prior to August 31, 2010. For further information, see Note 2 — “Fresh-Start Accounting and Effects of the Plan” of the notes to the consolidated financial statements in our 2010 Form 10-K.

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

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.7 million during the six months ended June 30, 2011.

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California, and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of our transport equipment for approximately $0.9 million.

4.    DISCONTINUED OPERATIONS

As disclosed in Note 3 above, we closed on the redemption of our 60% interest in Superior in September 2010. The results of discontinued operations included in the accompanying condensed consolidated statement of operations were as follows (in thousands):

	Predecessor
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Revenue	$15,710	$19,848
Operating expenses	(16,106)	(23,945)
Loss from discontinued opeincome taxes and non-controlling interest	(396)	(4,097)
Income tax benefit (expense)	(4)	(88)
Loss from discontinued operations before non controlling interest	(400)	(4,185)
Non-controlling interest	174	1,670
Loss from discontinued operations	$(226)	$(2,515)

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    INVENTORIES

Inventories consist of the following (in thousands):

	Successor
	June 30,	December 31,
	2011	2010

Raw materials	$21,567	$20,159
Precast products	7,137	6,518
Building materials for resale	2,350	1,897
Other	1,056	822
	$32,110	$29,396

6.    DEBT

A summary of debt is as follows (in thousands):

	Successor
	June 30,	December 31,
	2011	2010
Senior secured credit facility due 2014	$26,299	$8,000
Convertible secured notes due 2015	42,853	41,954
Notes payable and other financing	2,154	2,647
Capital leases	510	580
	71,816	53,181
Less: current maturities	873	1,164
Total long-term debt	$70,943	$52,017

The carrying value of outstanding amounts under our Senior Secured Credit Facility due 2014 (the “Credit Agreement”) approximates fair value due to the floating interest rate. The fair value of our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) was approximately $66.7 million, including the embedded derivative of $13.2 million, at June 30, 2011, and was $63.0 million, including the embedded derivative of $12.5 million, at December 31, 2010.

Senior Secured Credit Facility due 2014

On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). The Credit Agreement matures in August 2014. As of June 30, 2011, we had outstanding borrowings of $26.3 million and $20.7 million of undrawn standby letters of credit under the Revolving Facility. The availability under the Revolving Facility was approximately $13.0 million at June 30, 2011, after reduction for the $15.0 million availability block described below.

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility.  Advances under the Revolving Facility are limited by a borrowing base of (a) 85% of the face amount of eligible accounts receivable plus (b) the lesser of (i) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible inventory and (ii) the sum of (A) 50% of the eligible inventory (other than eligible aggregates inventory) and (B) 65% of the eligible aggregates inventory plus (c) the lesser of (i) $15.0 million and (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks minus (d) such reserves as the Administrative Agent may establish from time to time in its permitted discretion.  The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.  In addition, prior to the delivery of our financial statements for the fiscal quarter ended September 30, 2011, there is an availability block of $15.0 million and after such date, unless the fixed charge coverage ratio for any trailing twelve month period is greater than or equal to 1.00:1.00, there will be an availability block of $15.0 million, to be increased monthly by $1.0 million up to a maximum of $20.0 million.  Beginning with the fiscal month in which the availability block is eliminated and with respect to each fiscal month thereafter, at any time that availability under the Revolving Facility is less than $15.0 million, we must maintain a fixed charge coverage ratio of at least 1.00:1.00 until availability is greater than or equal to $15.0 million for a period of 30 consecutive days.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve month period ending on the last day of each fiscal quarter thereafter. Our capital expenditures were $7.9 million for the trailing twelve-month period ended June 30, 2011, which was below the $32.1 million representing 7.0% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.

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

In connection with the Credit Agreement, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with the Administrative Agent. Pursuant to the Security Agreement, all obligations under the Revolving Facility will be secured by (i) a perfected first-priority lien (subject to certain exceptions) in substantially all of our and certain of our subsidiaries’ present and after acquired inventory (including as-extracted collateral), accounts, certain specified mixer trucks, deposit accounts, securities accounts, commodities accounts, letter of credit rights, cash and cash equivalents, general intangibles (other than intellectual property and equity in subsidiaries), instruments, documents, supporting obligations and related books and records and all proceeds and products of the foregoing and (ii) a perfected second-priority lien  (subject to certain exceptions) on substantially all other present and after acquired property (including, without limitation, material owned real estate).

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering contemplated by the Plan of Reorganization.  The Convertible Notes are governed by an indenture (the “Indenture”), dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 7). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

The Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock, at an initial conversion rate of 95.23809524 shares of Common Stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate”).  The Conversion Rate is subject to adjustment to prevent dilution resulting from stock splits, stock dividends, combinations or similar events.  In connection with any such conversion, holders of the Convertible Notes to be converted shall also have the right to receive accrued and unpaid interest on such Convertible Notes to the date of conversion (the “Accrued Interest”).  We may elect to pay the Accrued Interest in cash or in shares of Common Stock in accordance with the terms of the Indenture.

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

Registration Rights Agreement

In connection with the issuance of the Convertible Notes, we entered into a registration rights agreement, dated August 31, 2010 (the “Registration Rights Agreement”), under which we agreed, pursuant to the terms and conditions set forth therein, to register the Convertible Notes and the Common Stock into which the Convertible Notes convert.  Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to file a registration statement covering the resale by the Electing Holders (as defined in the Registration Rights Agreement) of Convertible Notes that are Registrable Securities (as defined in the Registration Rights Agreement) by the first business day following the date that is 366 days following the Effective Date.  We were also required to file a registration statement covering the resale of shares of Common Stock that constitute Registrable Securities by the Electing Holders, on a delayed or continuous basis, within 180 days of the Issue Date. We have filed a registration statement covering the resale of shares of Common Stock that constitute Registrable Securities for the electing holders as described above, and it was declared effective by the SEC on April 8, 2011. We are required to pay special interest if we fail to file the registration statement covering the resale of the Convertible Notes that are Registrable Securities by the applicable deadline or if any registration statement required by the Registration Rights Agreement ceases to be effective for more than 45 days, with respect to any Registrable Securities (as defined in the Indenture).

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our derivative instruments are summarized as follows:

		Fair Value (Successor)
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	June 30, 2011	December 31, 2010
Warrants	Current derivative liabilities	$3,806	$3,224
Convertible Note embedded derivative	Current derivative liabilities	13,223	12,503
		$17,029	$15,727

The following table presents the effect of derivative instruments on the statement of operations for the three and six month periods ended June 30, 2011 (Successor), excluding income tax effects:

Derivative Instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Warrants	Derivative income (loss)	$1,287	$(582)
Convertible Note embedded derivative	Derivative income (loss)	3,658	(720)
		$4,945	$(1,302)

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions as of June 30, 2011 and December 31, 2010:

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2011 (Successor)
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$3,806	$—	$—	$3,806
Derivative – Convertible Notes Embedded Derivative(2)	13,223	—	—	13,223
	$17,029	$—	$—	$17,029

	December 31, 2010 (Successor)
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$3,224	$—	$—	$3,224
Derivative – Convertible Notes Embedded Derivative(2)	12,503	—	—	12,503
	$15,727	$—	$—	$15,727

(1)	Represents warrants issued in conjunction with our Plan of Reorganization.
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

A reconciliation of the changes in Level 3 fair value measurements is as follows for the three and six month periods ended June 30, 2011 (in thousands):

	Warrants	Convertible Notes Embedded Derivative
Balance at December 31, 2010 (Successor)	$3,224	$12,503
Purchases, issuances, and settlements	—	—
Total losses included in earnings	1,869	4,378
Balance at March 31, 2011 (Successor)	5,093	16,881
Purchases, issuances, and settlements	—	—
Total income included in earnings	(1,287)	(3,658)
Balance at June 30, 2011 (Successor)	$3,806	$13,223

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. The fair value of our Convertible Notes was approximately $66.7 million, including $13.2 million related to the embedded derivative at June 30, 2011, and $63.0 million, including $12.5 million related to the embedded derivative, at December 31, 2010.

8.    REORGANIZATION ITEMS

In accordance with authoritative accounting guidance issued by the FASB, separate disclosure is required for reorganization items, such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business, which were realized or incurred during the Chapter 11 Cases.

Reorganization items for the period from the bankruptcy petition date (April 29, 2010) to June 30, 2010 were comprised of the following (in thousands):

Professional fees	$2,175
Write-off of 8.375% Senior Subordinated Notes deferred financing costs and debt discount	$4,483
6,658

In addition to the amounts reflected in the table above and prior to the petition date, we incurred professional fees related to our reorganization of approximately $2.6 million and $5.0 million for the three and six months ended June 30, 2010, respectively, that are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Additionally, we wrote off approximately $1.6 million of unamortized deferred financing costs during the second quarter of 2010 related to our prepetition credit agreement that has been included in interest expense in the condensed consolidated statements of operations. The amounts due under the prepetition credit agreement were paid in full with a portion of the proceeds from our debtor-in-possession credit agreement which was also paid in full at our emergence from Chapter 11 on August 31, 2010.

9.    INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of June 30, 2011 and December 31, 2010 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $0.7 million as of June 30, 2011 and December 31, 2010. We made income tax payments of approximately $0.2 million during the three and six month periods ended June 30, 2011. We made income tax payments of approximately $0.3 million during the three and six month periods ended June 30, 2010.

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

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010.  As a result, the amount of our pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the Plan.  The ownership change and the resulting annual limitation on use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.   STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	June 30, 2011	December 31, 2010
Shares authorized	100,000	100,000
Shares outstanding at end of period	11,989	11,928
Shares held in treasury	16	—

Under our restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001, and 10.0 million shares of preferred stock, $0.001 par value. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of the Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of June 30, 2011 or December 31, 2010.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 7,698 shares during the three months ended June 30, 2011, at a total value of approximately $0.1 million. For the six months ended June 30, 2011, we withheld approximately 16,253 shares with a total value of $0.1 million. We accounted for the withholding of these shares as treasury stock.

11.   SHARES USED IN COMPUTING NET EARNINGS (LOSS) PER SHARE

 Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

       For the three and six month periods ended June 30, 2011, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock units and stock options.  The Convertible Notes may be converted into 5.2 million shares of our common stock, and as of June 30, 2011, there were restricted stock units and stock options that could result in the issuance of 0.3 million shares and 0.2 million shares of common stock, respectively, in the future. The 5.2 million shares underlying our Convertible Notes and the 0.2 million shares underlying stock options were excluded from the computation of diluted earnings per share for the three months ended June 30, 2011 because their effect would have been anti-dilutive. For the six months ended June 30, 2010, our potentially dilutive shares included stock options and stock awards. All potentially dilutive shares were excluded from the computation of diluted earnings per share for the six month periods ended June 30, 2011 and 2010 and the three months ended June 30, 2010 because their effect would have been anti-dilutive.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the applicable periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Successor)	2010 (Predecessor)	2011 (Successor)	2010 (Predecessor)
Numerator:
Income (loss) from continuing operations	$2,548	$(14,403)	$(22,166)	$(37,361)
Loss from discontinued operations, net of income tax benefit	—	(226)	—	(2,515)
Net income (loss)	$2,548	$(14,629)	$(22,166)	$(39,876)

Denominator:
Basic weighted average common shares outstanding	11,989	36,764	11,973	36,697
Effect of dilutive stock awards	34	—	—	—
Diluted weighted average common shares outstanding	12,023	36,764	11,973	36,967

Basic earnings (loss) per share:
From continuing operations	$0.21	$(0.39)	$(1.85)	$(1.02)
From discontinued operations	—	(0.01)	—	(0.07)
Net income (loss)	$0.21	$(0.40)	$(1.85)	$(1.09)

Diluted earnings (loss) per share:
From continuing operations	$0.21	$(0.39)	$(1.85)	$(1.02)
From discontinued operations	—	(0.01)	—	(0.07)
Net income (loss)	$0.21	$(0.40)	$(1.85)	$(1.09)

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

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Currently, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2011.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2011.

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

Performance Bonds

In the normal course of business, we are contingently liable for performance under $61.2 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2011. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Successor)	2010 (Predecessor)	2011 (Successor)	2010 (Predecessor)
Revenue:
Ready-mixed concrete and concrete-related products	$116,411	$115,967	$194,491	$192,200
Precast concrete products	18,155	16,347	30,115	28,773
Inter-segment revenue	(4,539)	(4,064)	(7,530)	(6,595)
Total revenue	$130,027	$128,250	$217,076	$214,378

Segment Operating Income (Loss):
Ready-mixed concrete and concrete-related products	$3,276	$4,934	$(5,005)	$(3,373)
Precast concrete products	(84)	860	(1,376)	(21)
Gain (loss) on derivative	4,945	–	(1,302)	–
Reorganization items	–	(6,658)	–	(6,658)
Unallocated overhead and other income	1,029	210	1,547	671
Corporate:
Selling, general and administrative expenses	(3,847)	(6,687)	(10,280)	(13,909)
Interest expense, net	(2,743)	(7,281)	(5,371)	(13,966)
Income (loss) from continuing operations before income taxes	$2,576	$(14,622)	$(21,787)	$(37,256)

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (Successor)	2010 (Predecessor)	2011 (Successor)	2010 (Predecessor)
Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$4,508	$5,202	$8,709	$10,085
Precast concrete products	321	687	636	1,355
Corporate	579	597	1,156	1,201
Total depreciation, depletion and amortization	$5,408	$6,486	$10,501	$12,641

Revenue by Product:
Ready-mixed concrete	$99,284	$100,154	$166,404	$165,743
Precast concrete products	18,169	16,369	30,150	28,808
Building materials	2,675	2,242	4,316	3,770
Aggregates	4,252	4,832	5,833	7,244
Other	5,647	4,653	10,373	8,813
Total revenue	$130,027	$128,250	$217,076	$214,378

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$3,096	$881	$4,806	$3,129
Precast concrete products	251	200	365	399
Total capital expenditures	$3,347	$1,081	$5,171	$3,528

	Successor
Identifiable Assets:	As of June 30, 2011	As of December 31, 2010
Ready-mixed concrete and concrete-related products	$115,562	$119,362
Precast concrete products	11,000	11,259
Corporate	8,512	9,653
Total identifiable assets	$135,074	$140,274

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of Part 1 of the 2010 Form 10-K and “Risk Factors” in Item 1A of Part I of the 2010 Form 10-K. For a discussion of our commitments not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part I of the 2010 Form 10-K. We assume no obligation to update any forward-looking statements, except as required by applicable law.

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

Since the middle of 2006, the United States building materials construction market has been challenging.  The construction industry, particularly the ready-mixed concrete industry, has been characterized by significant overcapacity and fierce competitive activity. For the three and six months ended June 30, 2011, our ready-mix concrete sales volume has remained relatively flat compared to the same periods of 2010. Additionally, we experienced a slight increase in our revenue during the three and six month periods ended June 30, 2011 due primarily to the mix of sales occurring in markets with higher average sales prices when compared to 2010. While our overall average sales prices were slightly higher during the second quarter of 2011 due to this mix of sales, we saw a modest decrease in the average sales prices in many of our major markets compared to the same period of 2010. Our average sales prices and operating results continue to be affected by the recessionary conditions affecting our industry. As a result of these conditions, we continue to closely monitor our operating costs and capital expenditures.

Recent Development

On July 26, 2011, we announced that William J. Sandbrook will be appointed as the Company’s President and Chief Executive Officer and a Director on August 22, 2011. In connection with the announcement, we and Mr. Sandbrook entered into a term sheet which describes the basic terms and conditions of his employment.

Index

Basis of Presentation

We applied the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852 “Reorganizations” to our financial statements while the Company operated under the provisions of Chapter 11 of the United States Bankruptcy Code from April 29, 2010 until August 31, 2010. As of August 31, 2010 (the “Effective Date”), we applied fresh-start accounting under the provisions of ASC 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our financial statements for periods prior to August 31, 2010 are not comparable with our financial statements for periods on or after August 31, 2010. References to “Successor” refer to the Company on or after August 31, 2010, after giving effect to the provisions of our Plan of Reorganization (the “Plan”) and the application of fresh-start accounting. References to “Predecessor” refer to the Company prior to August 31, 2010. For further information, see Note 2 — “Fresh-Start Accounting and Effects of the Plan” of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of financing seasonal working capital requirements, servicing indebtedness under our Senior Secured Credit Facility due 2014 (the “Credit Agreement”) and 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) and purchasing property and equipment. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Our availability under the Credit Agreement was approximately $13.0 million at June 30, 2011, after reduction for the $15.0 million availability block described below. Availability under the Credit Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base typically declines also during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather. Our availability at June 30, 2011 declined slightly from our availability of $15.6 million at March 31, 2011 as expected due primarily to our seasonal working capital needs and the purchase of mixer trucks at the end of their lease terms.

The projection of our cash needs is based upon many factors, including our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the Credit Agreement will provide us with sufficient liquidity in the ordinary course. The Credit Agreement is scheduled to mature in August 2014. If, however, the Credit Agreement is not adequate to fund our operations in the event that our operating results and projected needs are proven to be incorrect, we would need to obtain an amendment to the Credit Agreement, seek other debt financing to provide additional liquidity, or sell assets. We continue to focus on minimizing our capital investment expenditures in order to maintain liquidity.

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

The following key financial measurements reflect our financial position and capital resources as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	Successor
	June 30, 2011	December 31, 2010

Cash and cash equivalents	$4,401	$5,290
Working capital	$41,574	$38,231
Total debt	$71,816	$53,181

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

Index

The following discussion provides a description of our arrangements relating to outstanding indebtedness.

Senior Secured Credit Facility due 2014

On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). The Credit Agreement matures in August 2014. As of June 30, 2011, we had outstanding borrowings of $26.3 million and $20.7 million of undrawn standby letters of credit under the Revolving Facility. The availability under the Revolving Facility was approximately $13.0 million at June 30, 2011, after reduction for the $15.0 million availability block described below.

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility.  Advances under the Revolving Facility are limited by a borrowing base of (a) 85% of the face amount of eligible accounts receivable plus (b) the lesser of (i) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible inventory and (ii) the sum of (A) 50% of the eligible inventory (other than eligible aggregates inventory) and (B) 65% of the eligible aggregates inventory plus (c) the lesser of (i) $15.0 million and (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks minus (d) such reserves as the Administrative Agent may establish from time to time in its permitted discretion.  The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.  In addition, prior to the delivery of our financial statements for the fiscal quarter ended September 30, 2011, there is an availability block of $15.0 million and after such date, unless the fixed charge coverage ratio for any trailing twelve month period is greater than or equal to 1.00:1.00, there will be an availability block of $15.0 million, to be increased monthly by $1.0 million up to a maximum of $20.0 million.  Beginning with the fiscal month in which the availability block is eliminated and with respect to each fiscal month thereafter, at any time that availability under the Revolving Facility is less than $15.0 million, we must maintain a fixed charge coverage ratio of at least 1.00:1.00 until availability is greater than or equal to $15.0 million for a period of 30 consecutive days.

Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve month period ending on the last day of each fiscal quarter thereafter. Our capital expenditures were $7.9 million for the trailing twelve-month period ended June 30, 2011, which was below the $32.1 million representing 7.0% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.

At our option, loans may be maintained from time to time at an interest rate equal to the Eurodollar-based rate (“LIBOR”) or the applicable domestic rate (“CB Floating Rate”).  The CB Floating Rate is the greater of (x) the interest rate per annum publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate and (y) the interest rate per annum equal to the sum of 1.0% per annum plus the adjusted LIBOR rate for a one month interest period, in each case plus the applicable margin. The applicable margin on loans is 2.75% in the case of loans bearing interest at the CB Floating Rate and 3.75% in the case of loans bearing interest at the LIBOR rate. Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR loans, a fronting fee equal to 0.20% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  We also pay a commitment fee on undrawn amounts under the Revolving Facility in an amount equal to 0.75% per annum.  Upon any event of default, at the direction of the required lenders under the Revolving Facility, all outstanding loans and the amount of all other obligations owing under the Revolving Facility will bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations.

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

In connection with the Credit Agreement, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with the Administrative Agent. Pursuant to the Security Agreement, all obligations under the Revolving Facility are secured by (i) a perfected first-priority lien (subject to certain exceptions) in substantially all of our and certain of our subsidiaries present and after acquired inventory (including as-extracted collateral), accounts, certain specified mixer trucks, deposit accounts, securities accounts, commodities accounts, letter of credit rights, cash and cash equivalents, general intangibles (other than intellectual property and equity in subsidiaries), instruments, documents, supporting obligations and related books and records and all proceeds and products of the foregoing and (ii) a perfected second-priority lien  (subject to certain exceptions) on substantially all other present and after acquired property (including, without limitation, material owned real estate).

Index

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering contemplated by the Plan of Reorganization.  The Convertible Notes are governed by an indenture (the “Indenture”), dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 7). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

The Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock, at an initial conversion rate of 95.23809524 shares of Common Stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate”).  The Conversion Rate is subject to adjustment to prevent dilution resulting from stock splits, stock dividends, combinations or similar events.  In connection with any such conversion, holders of the Convertible Notes to be converted shall also have the right to receive accrued and unpaid interest on such Convertible Notes to the date of conversion (the “Accrued Interest”).  We may elect to pay the Accrued Interest in cash or in shares of Common Stock in accordance with the terms of the Indenture.

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

Registration Rights Agreement

In connection with the issuance of the Convertible Notes, we entered into a registration rights agreement, dated August 31, 2010 (the “Registration Rights Agreement”), under which we agreed, pursuant to the terms and conditions set forth therein, to register the Convertible Notes and the Common Stock into which the Convertible Notes convert.  Under the Registration Rights Agreement, we are required to use commercially reasonable efforts to file a registration statement covering the resale by the Electing Holders (as defined in the Registration Rights Agreement) of Convertible Notes that are Registrable Securities (as defined in the Registration Rights Agreement) by the first business day following the date that is 366 days following the Effective Date. We were also required to file a registration statement covering the resale of shares of Common Stock that constitute Registrable Securities by the Electing Holders, on a delayed or continuous basis, within 180 days of the Issue Date. We have filed a registration statement covering the resale of shares of Common Stock that constitute registrable securities for the electing holders as described above, and it was declared effective by the SEC on April 8, 2011. We are required to pay special interest if we fail to file the registration statement covering the resale of Convertible Notes that are Registrable Securities by the applicable deadline or if any registration statement required by the Registration Rights Agreement ceases to be effective for more than 45 days, with respect to any Registrable Securities (as defined in the Indenture).

Cash Flows

Our net cash provided by or used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $12.8 million for the six months ended June 30, 2011, compared to net cash used in operating activities of $24.7 million for the six months ended June 30, 2010.  The change in the 2011 period was principally a result of higher profitability and lower cash payments related to our restructuring. Profitability was higher in the 2011 period due partially to the redemption of our 60% interest in Superior in September 2010 and due to our restructuring, which resulted in lower interest expense during the first half of 2011. As expected during the second quarter, we saw a use of cash due to working capital increases as a result of the seasonal nature of our business.

We used $6.0 million of cash in investing activities for the six months ended June 30, 2011 and $3.3 million for the six months ended June 30, 2010. Capital expenditures were higher by approximately $1.6 million during the first half of 2011 compared to the first half of 2010. This increase was due primarily to purchases of mixer trucks after the expiration of lease terms during the first half of 2011 totaling approximately $3.9 million. In January 2011, we paid $0.8 million related to the redemption of Superior in September 30, 2010. During the first half of 2011, we paid $0.9 million related to two acquisitions of a total of four ready-mix plants in our west Texas market. We acquired three of these plants in October 2010 with cash and a promissory note and acquired one plant in April 2011 with cash. There were no payments related to acquisitions or redemptions during the first half of 2010. Partially offsetting these higher uses of cash during the 2011 period were higher proceeds from property, plant and equipment disposals of approximately $0.6 million when compared to the first half of 2010.

Our net cash provided by financing activities was $17.9 million and $29.6 million for the six month periods ended June 30, 2011 and 2010, respectively. The decrease in the 2011 period was primarily the result of lower net borrowings and the non reoccurrence of a contribution made during the 2010 period by the minority owner of Superior that provided $2.5 million in cash. During the 2010 period, our borrowings were higher due to the funding of our restructuring activities.

Index

Cement and Other Raw Materials

We obtain most of the materials necessary to manufacture ready-mixed concrete and precast concrete products on a daily basis. These materials include cement, other cementitious materials (fly ash and blast furnace slag) and aggregates (stone, gravel and sand), in addition to certain chemical admixtures.  With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Our inventory levels do not decline significantly or comparatively with declines in revenue during seasonally low periods. We generally maintain inventory at specified levels to maximize purchasing efficiencies and to be able to respond quickly to customer demand.

Typically, cement, other cementitious materials and aggregates represent the highest-cost materials used in manufacturing a cubic yard of ready-mixed concrete.  We purchase cement from a few suppliers in each of our major markets. Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

Overall, prices for cement have declined slightly in the second quarter of 2011, compared to the second quarter of 2010, in most of our major markets, while aggregates pricing remained relatively flat to slightly higher for the same comparative period. We also experienced a slight increase in prices for certain cementitious materials in certain of our markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  The demand for construction sector products was weak from 2007 through 2011, with sales volumes significantly below 2006 peak levels.  The continued recessionary conditions in the construction sector and related effects on our end-use markets has caused an oversupply of cement in most of our markets, with cement producers slowing down or shutting down domestic production and reducing imported cement to respond to the weak demand.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates. We experienced increased fuel costs during the first and second quarters of 2011 due to higher oil prices and expect that these higher costs will continue for the remainder of 2011. While we can partially mitigate these higher fuel costs with higher prices for our products, fuel costs have risen more sharply than our prices.

Acquisitions and Divestitures

Superior Redemption

In August 2010, we entered into a redemption agreement to redeem our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”). At the closing of the redemption on September 30, 2010, the Company and certain of our subsidiaries paid $640,000 in cash and issued a $1.5 million promissory note to Superior as partial consideration for certain indemnifications and other consideration provided by the minority owner and their new joint venture partner pursuant to the redemption agreement. In January 2011, we made a $750,000 payment under the note and have one remaining payment of $750,000 due in January 2012.

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.7 million during the first half of 2011.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2011 (Successor)		2010 (Predecessor)		2011 (Successor)		2010 (Predecessor)
			(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$116,411	89.5%	$115,967	90.4%	$194,491	89.6%	$192,200	89.7%
Precast concrete products	18,155	14.0	16,347	12.8	30,115	13.9	28,773	13.4
Inter-segment revenue	(4,539)	(3.5)	(4,064)	(3.2)	(7,530)	(3.5)	(6,595)	(3.1)
Total revenue	$130,027	100.0%	$128,250	100.0%	$217,076	100.0%	$214,378	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$95,469	73.4%	$94,295	73.5%	$167,192	77.0%	$164,219	76.6%
Precast concrete products	16,052	12.3	13,007	10.1	27,138	12.5	23,855	11.1
Selling, general and administrative expenses	13,115	10.1	15,262	11.9	28,079	12.9	30,646	14.3
Depreciation, depletion and Amortization	5,408	4.2	6,486	5.1	10,501	4.8	12,641	5.9
(Gain) loss on sale of assets	(145)	(0.1)	(11)	(0.0)	(217)	(0.1)	40	0.0
Income (loss) from operations	128	0.1	(789)	(0.6)	(15,617)	(7.1)	(17,023)	(7.9)
Interest expense, net	2,743	2.1	7,281	5.7	5,371	2.5	13,966	6.5
Gain (loss) on derivative	4,945	3.8	—	—	(1,302)	(0.6)	—	—
Other income, net	246	0.2	106	0.1	503	0.2	391	0.2
Loss before reorganization items and income taxes	2,576	2.0	(7,964)	(6.2)	(21,787)	(10.0)	(30,598)	(14.2)
Reorganization items	—	—	6,658	5.2	—	—	6,658	3.1
Loss before income taxes	2,576	2.0	(14,622)	(11.4)	(21,787)	(10.0)	(37,256)	(17.3)
Income taxes	28	0.0	(219)	(0.2)	379	0.2	105	0.1
Net loss	2,548	2.0	(14,403)	(11.2)	(22,166)	(10.2)	(37,361)	(17.4)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest controlling interest	—	—	(226)	(0.2)	—	—	(2,515)	(1.2)
Net loss attributable to stockholders	$2,548	2.0%	$(14,629)	(11.4)%	$(22,166)	(10.2)%	$(39,876)	(18.6)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$92.37		$91.21		$92.06		$92.02
Sales volume in cubic yards	1,062		1,087		1,788		1,784

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment increased $0.4 million, or 0.4%, to $116.4 million for the three months ended June 30, 2011, from $116.0 million in the corresponding period of 2010.  Our ready-mixed sales volumes for the three months ended June 30, 2011 were approximately 1.06 million cubic yards, down 2.3% from the approximate 1.09 million cubic yards of ready-mixed concrete we sold in the three months ended June 30, 2010. However, the average selling price per cubic yard of concrete sold increased 1.3%, to $92.37, for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 due to increased volumes in markets with higher average selling prices per cubic yard. On a market-by-market comparison the average selling price per cubic yard decreased in most of our markets due to competitive pressures. For the six months ended June 30, 2011, ready-mixed concrete and concrete-related products revenues were $194.5 million, an increase of 1.2% compared to the six months ended June 30, 2010.   Our ready-mixed concrete sales volumes for the six months ended June 30, 2011 were approximately 1.79 million cubic yards, which was relatively flat compared to approximately 1.78 million cubic yards of ready-mixed concrete sold during the six months ended June 30, 2010. Our average selling price per cubic yard of concrete sold remained consistent with a slight increase for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

Index

Precast concrete products. Revenue from our precast concrete products segment was up $1.9 million, or 11.1%, to $18.2 million for the three months ended June 30, 2011 from $16.3 million during the corresponding period of 2010.  Revenue was higher in our southern California and mid-Atlantic markets due to increased demand in commercial construction projects, but with generally lower margins.  Partially offsetting this higher revenue was lower revenue in our northern California and Phoenix, Arizona markets as the result of the continued downturn in residential and commercial construction in these markets. For the six months ended June 30, 2011, revenues increased $1.3 million, or 4.7%, to $30.1 million from $28.8 million during the six months ended June 30, 2010. This increase reflects higher commercial construction in our southern California and mid-Atlantic markets offset by lower residential and commercial construction in our Phoenix, Arizona and northern California markets.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment during the three months ended June 30, 2011 was $95.5 million, which was a slight increase from $94.3 million in the three months ended June 30, 2010.  For the six months ended June 30, 2011, these costs increased $3.0 million, or 1.8%, to $167.2 million from $164.2 million for the six months ended June 30, 2010. This increase was primarily associated with higher plant and delivery costs. These increased costs in both the three month and six month periods ended June 30, 2011 are mostly attributable to higher fuel costs and repair costs.

As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 82.0% for the three months ended June 30, 2011, as compared to 81.3% for the corresponding period of 2010. For the six months ended June 30, 2011, this percentage was 86.0%, compared to 85.4% for the six months ended June 30, 2010. The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue in the three months and six months ended June 30, 2011 was primarily attributable to higher per unit delivery and plant costs.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment increased $3.0 million, or 23.4%, to $16.1 million for the three months ended June 30, 2011 from $13.0 million for the corresponding period of 2010.  These costs increased $3.2 million, or 13.8%, to $27.1 million for the six months ended June 30, 2011 compared to $23.9 million for the six months ended June 30, 2010. As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products was 88.4% for the three months ended June 30, 2011 compared to 79.6% during the three months ended June 30, 2010. As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 90.1% for the six months ended June 30, 2011 from 82.9% during the six months ended June 30, 2010. This percentage increased primarily due to lower absorption of our costs as a result of less inventory production and also to lower margin projects.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased approximately $2.1 million, or 14.1%, to $13.1 million for the three months ended June 30, 2011 from $15.3 million for the corresponding period in 2010. We experienced lower costs during the three months ended June 30, 2011 due partially to reduced professional fees as a result of our restructuring of approximately $2.2 million. These professional fees were incurred prior to our Chapter 11 petition date on April 29, 2010.  In addition, we experienced lower costs related to reduced compensation and lower incentive based compensation accruals. Partially offsetting these reduced costs during 2011 is approximately $0.3 million of costs related to the announced departure later in 2011 of our President and Chief Executive Officer.

These expenses decreased $2.6 million, or 8.4%, to $28.1 million during the six months ended June 30, 2011 from $30.6 million during the six months ended June 30, 2010. We experienced lower costs during the six month ended June 30, 2011 partially due to reduced professional fees as a result of our restructuring of approximately $4.5 million. In addition, we experienced lower costs related to reduced compensation and lower incentive based compensation accruals. Partially offsetting these reduced costs during 2011 is approximately $1.7 million of costs related to the announcement that our President and Chief Executive Officer will be stepping down. The 2010 expenses also included a $1.0 million reduction of expense due to the settlement of a class action lawsuit in California for an amount that was below our previous estimate.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $1.1 million, or 16.6%, to $5.4 million for the three months ended June 30, 2011 from $6.5 million in the corresponding period of 2010.  For the six months ended June 30, 2011, these costs decreased $2.1 million, or 16.9%, to $10.5 million from $12.6 million for the six months ended June 30, 2010. These decreases were primarily due to lower asset valuations after the application of fresh-start accounting on August 31, 2010.

Index

Interest expense, net.  Net interest expense decreased $4.5 million to $2.7 million in the three months ended June 30, 2011 from $7.3 million in the three months ended June 30, 2010. Net interest expense for the six months ended June 30, 2011 was $5.4 million, compared to $14.0 million for the six months ended June 30, 2010.  These decreases were due primarily to the cancellation of our 8.375% Senior Subordinated Notes (the “Old Notes”) in accordance with the consummation of the Plan of Reorganization on August 31, 2010.

Gain (loss) on derivative.  During the three months ended June 30, 2011, we recorded a $4.9 million gain on derivatives. For the six months ended June 30, 2011, this gain is offset by a loss of $6.2 million on derivatives that we recorded during the first quarter of 2011. All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $17.0 million at June 30, 2011 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. During the three month period ended June 30, 2011, we recorded a gain from fair value changes in our embedded Convertible Notes derivative of approximately $3.7 million due primarily to a decrease in the price of our common stock and market changes in conventional debt interest rates. Additionally, we recorded a gain from fair value changes in our warrants of approximately $1.2 million during the three month period ended June 30, 2011 due primarily to the decrease in the price of our common stock. During the six month period ended June 30, 2011, we recorded a loss from fair value changes in our embedded Convertible Notes derivative of approximately $0.7 million due primarily to an increase in the price of our common stock, which was partially offset by market changes in conventional debt interest rates. Additionally, we recorded a loss from fair value changes in our warrants of approximately $0.6 million during the six month period ended June 30, 2011 due primarily to the increase in the price of our common stock. We did not have any derivatives during 2010.

Reorganization items. In accordance with authoritative accounting guidance, separate disclosure is required for reorganization items, such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of our business, which were realized or incurred during the Chapter 11 Cases. Accordingly, we recorded approximately $2.2 million of professional fees directly related to or resulting from our reorganization process after the Chapter 11 petition date. Additionally, we wrote off approximately $4.5 million of unamortized debt discounts and deferred financing costs related to the Old Notes during the three months ended June 30, 2010. We had no costs recorded as reorganization items during 2011 since we emerged from Chapter 11 on August 31, 2010.

Income taxes.  We recorded income tax expense allocated to continuing operations near zero for the three months ended June 30, 2011 and approximately $0.4 million for the six months ended June 30, 2011.  For the three months ended June 30, 2010, we recorded an income tax benefit of approximately $0.2 million and recorded income tax expense of approximately $0.1 million for the six months ended June 30, 2010. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of June 30, 2011 and December 31, 2010 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of June 30, 2011 and December 31, 2010 was $0.7 million.

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

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010.  As a result, the amount of our pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation. The annual limitation is based on the value of the corporation as of the effective date of the Plan.  The ownership change and the resulting annual limitation on use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes.

Index

 Loss from discontinued operations.   In August 2010, we entered into a redemption agreement to exit the Michigan market with the divestiture of our interest in Superior. This divestiture closed in September 2010. The results of operations of Superior have been included as discontinued operations for the three and six month periods ended June 30, 2010.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At June 30, 2011, we had $20.7 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $61.2 million in performance bonds relating to our ready-mixed concrete and precast concrete operations.

Inflation

We experienced minimal increases in operating costs during the second quarter of 2011 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. We have experienced increases in our fuel costs due to recent increases in diesel fuel prices. While we are able to pass some of this cost on in the form of higher prices for our products, the cost of fuel has risen more sharply than our prices.

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

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $17.0 million and $15.7 million at June 30, 2011 and December 31, 2010, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $0.7 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the warrant derivative liability and income of approximately $0.7 million. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $2.1 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the value of our embedded Convertible Notes derivative liability and income of approximately $2.1 million. During the three months ended June 30, 2011, we recorded income from fair value changes in our embedded Convertible Notes derivative of approximately $3.7 million, due primarily to a decrease in the price of our common stock and market changes in conventional debt interest rates. Additionally, we recorded income from fair value changes in our warrants of approximately $1.2 million during the three month period ended June 30, 2011, due primarily to the decrease in the price of our common stock.

Borrowings under our Credit Agreement expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the agreement. Based on the $26.3 million outstanding under this facility as of June 30, 2011, a one percent change in the applicable rate would change our annual interest expense by $0.3 million.

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

Index

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

 As of June 30, 2011, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the evaluation of our disclosure controls and procedures as of December 31, 2010, a material weakness in internal control over financial reporting was identified and included in our Annual Report on Form 10-K for the year ended December 31, 2010. This material weakness related to not maintaining effective review and approval practices over the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. GAAP. As of June 30, 2011, and as described below, this material weakness was not remediated. As a result, our principal executive officer and our principal financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.

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

Status of Remediation of Material Weakness

We have developed controls surrounding the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions. Specifically, for the second quarter of 2011, we obtained signed certifications from our financial and operating personnel regarding the existence of significant, unusual and infrequently occurring transactions. Once identified, we have developed controls related to the review of such transactions by corporate office financial personnel. These controls will be required to have operated for a sufficient period of time to provide reasonable assurance as to their effectiveness. The material weakness will be remediated when, in the opinion of management, the control procedures have been operating for a sufficient period of time and testing can be completed of the operating effectiveness.

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
 Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Items 2(a) and 2(b) are not applicable.  The following table provides information pursuant to Item 2(c) with respect to purchases by the company of shares of our common stock during the six month period ended June 30, 2011:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share
April 2011	7,698	9.78
May 2011	—	—
June 2011	—	—

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

U.S. CONCRETE, INC.

Date: August 5, 2011	By:	/s/ James C. Lewis
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