Form 10-Q
period 2011-09-30
US CONCRETE INC
filed 2011-11-14
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
(713) 499-6200
(Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

As of the close of business on November 11, 2011, U.S. Concrete, Inc. had 12,867,239 shares of its common stock, $0.001 par value, outstanding (excluding 60,260 treasury shares).

U.S. CONCRETE, INC.

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	Successor	Successor
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,797	$5,290
Trade accounts receivable, net	97,867	74,534
Inventories	32,762	29,396
Deferred income taxes	1,542	4,042
Prepaid expenses	3,898	3,803
Other current assets	6,000	6,366
Total current assets	146,866	123,431
Property, plant and equipment, net	130,572	140,274
Goodwill	1,481	1,481
Other assets	8,183	9,529
Assets held for sale	—	813
Total assets	$287,102	$275,528

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$639	$1,164
Accounts payable	50,685	37,056
Accrued liabilities	35,316	31,253
Derivative liabilities	5,869	15,727
Total current liabilities	92,509	85,200
Long-term debt, net of current maturities	69,603	52,017
Other long-term obligations and deferred credits	7,975	7,429
Deferred income taxes	2,451	4,749
Total liabilities	172,538	149,395

Commitments and contingencies (Note 13)

Equity:
Preferred stock	—	—
Common stock	13	12
Additional paid-in capital	133,256	131,875
Retained deficit	(18,311)	(5,754)
Treasury stock, at cost	(394)	—
Total stockholders’ equity	114,564	126,133
Total liabilities and equity	$287,102	$275,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Successor		Predecessor
	Three Months Ended September 30, 2011	Period from September 1, through September 30, 2010	Period from July 1, through August 31, 2010
Revenue	$146,509	$41,030	$88,370
Cost of goods sold before depreciation, depletion and amortization	126,541	34,909	73,755
Selling, general and administrative expenses	13,846	4,591	8,595
Depreciation, depletion and amortization	5,004	1,353	4,221
(Gain) loss on sale of assets	96	—	38
Income from continuing operations	1,022	177	1,761
Interest expense, net	(2,826)	(913)	(3,404)
Derivative income	11,160	800	—
Other income, net	370	53	143
Income (loss) from continuing operations before reorganization items and income taxes	9,726	117	(1,500)
Reorganization items (Note 9)	—	—	(65,849)
Income from continuing operations before income taxes	9,726	117	64,349
Income tax expense (benefit)	117	(35)	1,415
Net income from continuing operations	9,609	152	62,934
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	(10,213)
Net income attributable to stockholders	$9,609	$152	$52,721
Earnings (loss) per share attributable to stockholders – basic
Income from continuing operations	$0.80	$0.01	$1.72
Loss from discontinued operations, net of income tax benefit	—	—	(0.28)
Net income	$0.80	$0.01	$1.44

Earnings (loss) per share attributable to stockholders – diluted
Income from continuing operations	$0.67	$0.01	$1.72
Loss from discontinued operations, net of income tax benefit	—	—	(0.28)
Net income	$0.67	$0.01	$1.44

Weighted average shares outstanding:
Basic	12,051	11,928	36,703
Diluted	17,290	11,928	36,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Successor		Predecessor
	Nine Months Ended September 30, 2011	Period from September 1 through September 30, 2010	Period from January 1 through August 31, 2010
Revenue	$363,585	$41,030	$302,748
Cost of goods sold before depreciation, depletion and amortization	320,871	34,909	261,830
Selling, general and administrative expenses	41,925	4,591	39,241
Depreciation, depletion and amortization	15,505	1,353	16,862
(Gain) loss on sale of assets ...	(121)	—	78
Income (loss) from continuing operations	(14,595)	177	(15,263)
Interest expense, net	(8,197)	(913)	(17,369)
Derivative income	9,858	800	—
Other income, net	873	53	534
Income (loss) from continuing operations before reorganization items and income taxes	(12,061)	117	(32,098)
Reorganization items (Note 9)	—	—	(59,191)
Income (loss) from continuing operations before income taxes	(12,061)	117	27,093
Income tax expense (benefit)	496	(35)	1,576
Net income (loss) from continuing operations	(12,557)	152	25,517
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	(12,672)
Net income (loss) attributable to stockholders	$(12,557)	$152	$12,845
Earnings (loss) per share attributable to stockholders – basic and diluted
Income (loss) from continuing operations	$(1.05)	$0.01	$0.70
Loss from discontinued operations, net of income tax benefit	—	—	(0.35)
Net income (loss)	$(1.05)	$0.01	$0.35

Basic and diluted weighted average shares outstanding	12,000	11,928	36,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
(Unaudited)
(in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Non- Controlling Interest	Total Equity (Deficit)

BALANCE, December 31, 2009 (Predecessor)	37,558	$38	$268,306	$(280,802)	$(3,284)	$5,551	$(10,191)
Stock-based compensation	—	—	1,073	—	—	—	1,073
Purchase of treasury shares	(123)	—	—	—	(70)	—	(70)
Cancellation of shares	(70)	—	—	—	—	—	—
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	2,481	2,481
Net loss	—	—	—	(55,751)	—	(8,032)	(63,783)
BALANCE, August 31, 2010 (Predecessor)	37,365	$38	$269,379	$(336,553)	$(3,354)	—	$(70,490)
Cancellation of predecessor common stock	(37,365)	(38)	(3,316)	—	3,354	—	—
Plan of reorganization and fresh start valuation adjustments	—	—	1,895	68,595	—	—	70,490
Elimination of predecessor accumulated deficit	—	—	(267,958)	267,958	—	—	—
BALANCE, August 31, 2010 (Predecessor)	—	—	—	—	—	—	—
Issuance of new common stock in connection with emergence from Chapter 11	11,928	12	131,571	—	—	—	131,583
BALANCE, August 31, 2010 (Successor)	11,928	$12	$131,571	—	—	—	$131,583
Net income	—	—	—	152	—	—	152
BALANCE, September 30, 2010 (Successor)	11,928	$12	$131,571	$152	$—	$—	$131,735

BALANCE, December 31, 2010 (Successor)	11,928	$12	$131,875	$(5,754)	$—	$—	$126,133
Stock-based compensation	969	1	1,381	—	—	—	1,382
Purchase of treasury shares	(55)	—	—	—	(394)	—	(394)
Net loss	—	—	—	(12,557)	—	—	(12,557)
BALANCE, September 30, 2011 (Successor)	12,842	$13	$133,256	$(18,311)	$(394)	$—	$114,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Successor		Predecessor
	Nine months ended September 30, 2011	Period from September 1 through September 30, 2010	Period from January 1 through August 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,557)	$152	$4,811
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Goodwill and other asset impairments	—	—	18,200
Reorganization items	—	—	(57,686)
Depreciation, depletion and amortization	15,505	1,353	18,403
Debt issuance cost amortization	2,731	384	7,756
Derivative income	(9,858)	(800)	—
Net (gain) loss on sale of assets	(121)	—	78
Deferred income taxes	201	747	(966)
Provision for doubtful accounts	1,510	106	1,200
Stock-based compensation	1,382	—	1,073
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(24,842)	2,173	(26,119)
Inventories	(2,896)	(231)	(2,310)
Prepaid expenses and other current assets	758	(860)	(3,158)
Other assets and liabilities	1,259	8	249
Accounts payable and accrued liabilities	17,222	(8,688)	12,423
Net cash used in operating activities	(9,706)	(5,656)	(26,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,950)	(450)	(4,475)
Proceeds from disposals of property, plant and equipment	973	10	252
Payments for acquisitions/redemption	(1,748)	(640)	—
Net cash used in investing activities	(6,725)	(1,080)	(4,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Notes	—	—	55,000
Proceeds from Successor borrowings	112,119	13,198	2,063
Repayments of Successor borrowings	(95,787)	(8,191)	(2,063)
Proceeds from prepetition borrowings	—	—	51,172
Repayments of prepetition borrowings	—	—	(67,872)
Proceeds from debtor-in-possession facility	—	—	161,182
Repayments from debtor-in-possession facility	—	—	(161,182)
Net proceeds from (repayments on) other borrowings	—	(104)	1,251
Financing costs	—	—	(9,469)
Purchase of treasury shares	(394)	—	(70)
Non-controlling interest capital contributions	—	—	2,481
Net cash provided by financing activities	15,938	4,903	32,493
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(493)	(1,833)	2,224
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,290	6,453	4,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,797	$4,620	$6,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND RISKS AND UNCERTAINTIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete,” or the “Company”) and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included.  All such adjustments are of a normal or recurring nature.  Operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of our results expected for the year ending December 31, 2011.

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

In August 2010, we entered into a redemption agreement to have our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”) redeemed by Superior. This redemption was finalized and closed on September 30, 2010 and is discussed in Note 3. The results of operations of Superior, net of the minority owner’s 40% interest, have been included in discontinued operations in our condensed consolidated statements of operations for all periods presented.  We reflect the minority owner’s 40% interest in income, net assets and cash flows of Superior as a non-controlling interest in our condensed consolidated financial statements.

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

Risks and Uncertainties

Commencing April 1, 2012, we must meet a consolidated secured debt ratio, as defined in the indenture (the “Indenture”) governing our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”), as of the last day of each fiscal month as shown below:

Period	Consolidated Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the Indenture) on the date of determination that constitutes the Convertible Notes, any other pari passu lien obligations and any indebtedness incurred under the credit agreement governing our asset-based revolving credit facility (the “Credit Agreement”) (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the Indenture) for our most recent four fiscal quarters.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We believe that it is reasonably possible that we will not meet the consolidated secured debt ratio in April 2012. Given this uncertainty, we may seek an amendment to the Indenture to provide relief from this covenant. If we do not meet this ratio in April 2012 and are unable to obtain an amendment or waiver of default, the amount we may borrow under the Credit Agreement could be restricted. Additionally, if our borrowings under the Credit Agreement are restricted, we may not have adequate liquidity to fund our operations. If we were to exceed the consolidated secured debt ratio, this would constitute an event of default under the Indenture if we failed to comply for 30 days after notice of the failure has been given to us by the Trustee or by holders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding. If an event of default occurs under the Indenture, the Trustee, or holders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding, may accelerate all aggregate principal and accrued and unpaid interest outstanding, which would become immediately due and payable. An event of default could also trigger cross default provisions in the Credit Agreement which could allow these creditors to accelerate outstanding indebtedness. Absent a waiver, amendment or adequate liquidity to fund operations, we would need to reduce or delay capital expenditures, sell assets, obtain additional capital or restructure or refinance our indebtedness. There can be no assurance that we could obtain additional capital or acceptable financing.

2.    RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance related to “Disclosures about an Employer's Participation in a Multiemployer Plan,” which amended existing authoritative accounting guidance related to “Compensation-Retirement Benefits-Multiemployer Plans.” The update requires additional disclosures regarding the significant multiemployer plans in which an employer participates, the level of an employer's participation including contributions made, and whether the contributions made represent more than five percent of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant multiemployer plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The guidance is effective for annual periods for fiscal years ending after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. We expect to comply with the disclosure requirements of this guidance for the year ending December 31, 2011.

In September 2011, the FASB issued authoritative accounting guidance which relates to testing goodwill for impairment and amends current guidance to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in existing authoritative accounting guidance. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not expect this guidance to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued authoritative accounting guidance related to “Presentation of Comprehensive Income” which amended existing accounting guidance related to “Comprehensive Income.” The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. Early adoption is permitted because compliance with the amendments is already permitted. We do not expect this guidance to have a material effect on our consolidated financial statements.

For a description of our accounting policies, see Note 4 of the consolidated financial statements in the 2010 Form 10-K.

3.    ACQUISITIONS AND DISPOSITIONS

Redemption of Superior Interest

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

The Promissory Note does not bear interest and required the Company and the Joint Venture Partners to pay Superior $750,000 in January 2011, in addition to a $750,000 payment in January 2012. We made the $750,000 payment in January 2011 and the payment due in January 2012 is included in accrued liabilities on the condensed consolidated balance sheet. Additionally, we recognized a loss of approximately $11.8 million from the redeeming of our interest in Superior.  We and the Joint Venture Partners have also agreed, for a period of five (5) years after the Closing, not to compete with Superior in the State of Michigan, subject to certain exceptions.

The results of Superior have been included in discontinued operations for the periods presented in the condensed consolidated statements of operations. See Note 4 for more information.

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus the value of the inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.8 million during the nine months ended September 30, 2011.

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California, and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of our transport equipment for approximately $0.9 million.

4.    DISCONTINUED OPERATIONS

As disclosed in Note 3 above, we closed on the redemption of our 60% interest in Superior in September 2010. The results of discontinued operations included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Successor	Predecessor
	Period from September 1 through September 30, 2010	Period from July 1 through August 31, 2010	Period from Jan 1 through August 31, 2010
Revenue	$5,931	$13,777	$33,625
Operating expenses	(5,782)	(13,520)	(37,465)
Loss on redemption	(120)	(18,200)	(18,200)
Income (loss) from discontinued operations, before income taxes and non-controlling interest	29	(17,943)	(22,040)
Income tax benefit (expense)	(29)	1,390	1,358
Loss from discontinued operations before non-controlling interest	—	(16,553)	(20,682)
Non-controlling interest	—	6,340	8,010
Loss from discontinued operations	$—	$(10,213)	$(12,672)

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    INVENTORIES

Inventories consist of the following (in thousands):

	Successor
	September 30, 2011	December 31, 2010

Raw materials	$22,557	$20,159
Precast products	6,688	6,518
Building materials for resale	2,081	1,897
Other	1,436	822
	$32,762	$29,396

6.    DEBT

A summary of debt is as follows (in thousands):

	Successor
	September 30, 2011	December 31, 2010
Senior secured credit facility due 2014	$24,614	$8,000
Convertible secured notes due 2015	43,336	41,954
Notes payable and other financing	1,817	2,647
Capital leases	475	580
	70,242	53,181
Less: current maturities	639	1,164
Total long-term debt	$69,603	$52,017

The carrying value of outstanding amounts under our Senior Secured Credit Facility due 2014 (the “Credit Agreement”) approximates fair value due to the floating interest rate. The fair value of our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) was approximately $47.9 million, including the embedded derivative of $4.5 million, at September 30, 2011, and was $63.0 million, including the embedded derivative of $12.5 million, at December 31, 2010.

Senior Secured Credit Facility due 2014

On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). On November 3, 2011, we entered into a First Amendment to the Credit Agreement (the “First Amendment”). The Credit Agreement matures in August 2014. As of September 30, 2011, we had outstanding borrowings of $24.6 million and $20.7 million of undrawn standby letters of credit under the Revolving Facility. See Note 1for a discussion of the consolidated secured debt ratio included in the Indenture governing our Convertible Notes that could restrict borrowing under the Credit Agreement beginning April 2012.

Prior to entering into the First Amendment, there was an availability block of $15.0 million and a fixed charge coverage test measured for the trailing twelve month period ended September 30, 2011. Unless the fixed charge coverage ratio was greater than or equal to 1.00:1.00, the availability block of $15.0 million would have been increased monthly by $1.0 million up to a maximum of $20.0 million.  For the trailing twelve-month period ended September 30, 2011, our fixed charge coverage ratio was (0.08):1.00. Also prior to the First Amendment, if the fixed charge coverage ratio of 1.00:1.00 for a trailing twelve-month period was met, the availability block would have been eliminated. With respect to each fiscal month after meeting the fixed charge coverage test, if availability under the Revolving Facility would have been less than $15.0 million at any time, we would have been required to maintain a fixed charge coverage ratio of at least 1.00:1.00 until availability was greater than or equal to $15.0 million for a period of 30 consecutive days.

The First Amendment, among other things, (a) decreased the availability block under the Credit Agreement by $5.0 million to $10.0 million from the previous amount of $15.0 million, (b) deleted the fixed charge coverage test requirement that could increase the availability block by $1.0 million for each month until we satisfied the test, (c) deleted the conditions under which the availability block could be eliminated if we satisfied the fixed charge coverage ratio test, (d) modified the fixed charge coverage ratio covenant so that, beginning on April 1, 2012, at any time that Availability (as defined in the Credit Agreement) is less than $15.0 million, we must maintain a fixed charge coverage ratio of at least 1.0:1.0 for the trailing twelve month period until Availability is greater than or equal to $15.0 million for a period of 30 consecutive days, and (e) added a provision that may require us to retain a Financial Advisor (as defined in the First Amendment), at the request of Administrative Agent, to prepare a business assessment report for delivery to the Administrative Agent and the Lenders.  We paid approximately $0.4 million to the lenders in connection with the First Amendment.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The availability under the Revolving Facility was approximately $14.7 million at September 30, 2011, after reduction for the $15.0 million block in place prior to the First Amendment. After entering into the First Amendment on November 3, 2011, the availability block was reduced to $10.0 million, providing for $5.0 million of additional availability and eliminating any increase in the availability block in the future.

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

Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve-month period ending on the last day of each fiscal quarter thereafter. Our capital expenditures were $7.3 million for the trailing twelve-month period ended September 30, 2011, which was below the $33.3 million representing 7% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.

At our option, loans may be maintained from time to time at an interest rate equal to the Eurodollar-based rate (“LIBOR”) or the applicable domestic rate (“CB Floating Rate”).  The CB Floating Rate is the greater of (x) the interest rate per annum publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate and (y) the interest rate per annum equal to the sum of 1.0% per annum plus the adjusted LIBOR rate for a one-month interest period, in each case plus the applicable margin. The applicable margin on loans is 2.75% in the case of loans bearing interest at the CB Floating Rate and 3.75% in the case of loans bearing interest at the LIBOR rate. Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR loans, a fronting fee equal to 0.20% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  We will also pay a commitment fee on undrawn amounts under the Revolving Facility in an amount equal to 0.75% per annum.  Upon any event of default, at the direction of the required lenders under the Revolving Facility, all outstanding loans and the amount of all other obligations owing under the Revolving Facility will bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations.

Outstanding borrowings under the Revolving Facility are prepayable, and the commitments under the Revolving Facility may be permanently reduced, without penalty. There are mandatory prepayments of principal in connection with (i) the incurrence of certain indebtedness, (ii) certain equity issuances and (iii) certain asset sales or other dispositions (including as a result of casualty or condemnation).  Mandatory prepayments are applied to repay outstanding loans without a corresponding permanent reduction in commitments under the Revolving Facility and are subject to the terms of an Intercreditor Agreement

In connection with the Credit Agreement, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with the Administrative Agent. Pursuant to the Security Agreement, all obligations under the Revolving Facility are secured by (i) a perfected first-priority lien (subject to certain exceptions) in substantially all of our and certain of our subsidiaries’ present and after acquired inventory (including as-extracted collateral), accounts, certain specified mixer trucks, deposit accounts, securities accounts, commodities accounts, letter of credit rights, cash and cash equivalents, general intangibles (other than intellectual property and equity in subsidiaries), instruments, documents, supporting obligations and related books and records and all proceeds and products of the foregoing and (ii) a perfected second-priority lien  (subject to certain exceptions) on substantially all other present and after acquired property (including, without limitation, material owned real estate).

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering contemplated by the Plan of Reorganization.  The Convertible Notes are governed by the Indenture, dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 8). This discount will be accreted over the term of the Convertible Notes and included in interest expense. See Note 1 for a discussion of risks and uncertainties related to the requirement to meet a consolidated secured debt ratio (as defined in the Indenture) beginning in April 2012.

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

The Indenture contains certain covenants that restrict our ability to, among other things,

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinatedindebtedness or make investments;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.

 The Convertible Notes are guaranteed by each of our existing, and will be guaranteed by each of our future, direct or indirect domestic restricted subsidiaries. In connection with the Indenture, on August 31, 2010, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the noteholder collateral agent. Pursuant to the Pledge and Security Agreement, the Convertible Notes and related guarantees are secured by first-priority liens on certain of the property and assets directly owned by the Company and each of the guarantors, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens (including a second-priority lien in favor of the Administrative Agent) and certain exceptions.  Obligations under the Revolving Facility and those in respect of hedging and cash management obligations owed to the lenders (and their affiliates) that are a party to the Revolving Facility (collectively, the “Revolving Facility Obligations”) are secured by a second-priority lien on such collateral.

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

 7.   WARRANTS

On August 31, 2010, we issued warrants to acquire Common Stock (the “Warrants”) in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of Common Stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of Common Stock.  The Warrants were issued to holders of our predecessor Common Stock pro rata based on a holder’s stock ownership as of the Effective Date. These warrants have been included in derivative liabilities on the condensed consolidated balance sheet in accordance with authoritative accounting guidance (see Note 8).

8.    DERIVATIVES

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

Our derivative instruments are summarized as follows:

		Fair Value (Successor)
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	September 30, 2011	December 31, 2010
Warrants	Current derivative liabilities	$1,385	$3,224
Convertible Note embedded derivative	Current derivative liabilities	4,484	12,503
		$5,869	$15,727

The following table presents the effect of derivative instruments on the statement of operations for the three- and nine-month periods ended September 30, 2011 (Successor), excluding income tax effects:
		Successor
Derivative Instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Period Ended September 30, 2010
Warrants	Derivative income (loss)	$2,421	$1,839	$0
Convertible Note embedded derivative	Derivative income (loss)	8,739	8,019	800
		$11,160	$9,858	$800

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions as of September 30, 2011 and December 31, 2010:

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

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2011 (Successor)

	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$1,385	$—	$—	$1,385
Derivative – Convertible Notes Embedded Derivative(2)	4,484	—	—	4,484
	$5,869	$—	$—	$5,869

	December 31, 2010 (Successor)

	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$3,224	$—	$—	$3,224
Derivative – Convertible Notes Embedded Derivative(2)	12,503	—	—	12,503
	$15,727	$—	$—	$15,727

(1)	Represents warrants issued in conjunction with our Plan of Reorganization.
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

A reconciliation of the changes in Level 3 fair value measurements is as follows for the one-month period ended September 30, 2010 and the three and nine-month periods ended September 30, 2011 (in thousands):

	Successor
	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	One Month Ended September 30, 2010
Warrants:
Beginning Balance	$3,806	$3,224	$—
Purchases, issuances, and settlements	—	—	3,123
Total (gains) losses included in earnings	(2,421)	(1,839)	—
Ending Balance	$1,385	$1,385	$3,123

Convertible Notes Embedded Derivative:
Beginning Balance	$13,223	$12,503	$—
Purchases, issuances, and settlements	—	—	13,600
Total (gains) losses included in earnings	(8,739)	(8,019)	(800)
Ending Balance	$4,484	$4,484	$12,800

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. The fair value of our Convertible Notes was approximately $47.9 million, including $4.5 million related to the embedded derivative at September 30, 2011, and $63.0 million, including $12.5 million related to the embedded derivative, at December 31, 2010.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 9.    REORGANIZATION ITEMS

In accordance with authoritative accounting guidance issued by the FASB, separate disclosure is required for reorganization items, such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of the business, which have been realized or incurred during the Chapter 11 Cases.

Reorganization items for the period from the bankruptcy petition date (April 29, 2010) to August 31, 2010 were comprised of the following (in thousands):

	Predecessor
	Period from July 1 through August 31, 2010	Period from Petition Date through August 31, 2010
Gain from cancellation of debt	$151,872	$151,872
Loss from fresh start valuation adjustments	(78,955)	(78,955)
Professional fees.	(7,068)	(9,243)
Write-off of 8.375% Senior Subordinated Notes deferred financing costs and debt discount	-	(4,483)
	$65,849	$59,191

In addition to the amounts reflected in the table above and prior to the petition date, we incurred professional fees related to our reorganization of approximately $5.0 million for the eight-month period ended August 31, 2010 that are included in selling, general and administrative expenses in the condensed consolidated statements of operations. Additionally, we wrote off approximately $1.6 million of unamortized deferred financing costs during the second quarter of 2010 related to our prepetition credit agreement that has been included in interest expense in the condensed consolidated statements of operations. The amounts due under the prepetition credit agreement were paid in full with a portion of the proceeds from our debtor-in-possession credit agreement which was also paid in full at our emergence from Chapter 11 on August 31, 2010. For the one-month period from September 1 through September 30, 2010, we incurred approximately $0.6 million of professional fees related to our reorganization that is included in selling, general and administrative expenses.

10.    INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of September 30, 2011 and December 31, 2010 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $0.9 and $0.7 million as of September 30, 2011 and December 31, 2010, respectively. We made income tax payments of approximately $0.2 million during the nine-month period ended September 30, 2011 and no income tax payments during the three month period ended September 30, 2011. We made income tax payments of approximately $0.3 million during the eight-month period ended August 31, 2010 and no income tax payments were made during the one-month period ended September 30, 2010.

We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010.  Under our Plan, our 8.375% Senior Subordinated Notes due 2014 (the “Old Notes”) were cancelled, giving rise to cancellation of indebtedness income (“CODI”).  The Internal Revenue Code (“IRC”) provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Based on the CODI and required tax attribute reduction, the effects of the Plan did not cause a significant change in our recorded net deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes.

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

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, we are subject to tax audits in the jurisdictions where we operate. At the date of this quarterly report, we were under audit by the state of Texas for the 2007 through 2009 tax years. There were no other tax audits in progress.

11.   STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	September 30, 2011	December 31, 2010
Shares authorized	100,000	100,000
Shares outstanding at end of period	12,842	11,928
Shares held in treasury	55	—

Under our restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001, and 10.0 million shares of preferred stock, $0.001 par value. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of the Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of September 30, 2011 or December 31, 2010.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 39,090 shares during the three months ended September 30, 2011, at a total value of approximately $0.3 million. For the nine months ended September 30, 2011, we withheld approximately 55,343 shares with a total value of $0.4 million. We accounted for the withholding of these shares as treasury stock.

12.   SHARES USED IN COMPUTING NET EARNINGS (LOSS) PER SHARE

 Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

For the three- and nine-month periods ended September 30, 2011, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock units and stock options.  The Convertible Notes may be converted into 5.2 million shares of our common stock, and as of September 30, 2011, there were restricted stock units and stock options that could result in the issuance of 0.2 million shares and 0.2 million shares of common stock, respectively, in the future. Additionally, there were 0.8 million shares of restricted stock that could vest in the future which are excluded from diluted earnings per share because their effect would have been anti-dilutive. The 0.4 million shares underlying stock options and restricted stock units were also excluded from the computation of diluted earnings per share for the three months ended September 30, 2011 because their effect would have been anti-dilutive. For the nine months ended September 30, 2010, our potentially dilutive shares included stock options and stock awards. All potentially dilutive shares were excluded from the computation of diluted earnings per share for the nine-month periods ended September 30, 2011 and 2010 and the three-month period ended September 30, 2010 because their effect would have been anti-dilutive.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the applicable periods (in thousands):

	Successor		Predecessor
	Three Months Ended September 30, 2011	Period from September 1 through September 30, 2010	Period from July 1 through August 31, 2010
Numerator:
Income (loss) from continuing operations	$9,609	$152	$62,934
Loss from discontinued operations, net of income tax benefit	—	—	(10,213)
Net income	9,609	152	52,721
Add interest expense on Convertible Notes, net of tax effect	1,950	—	—
Adjusted net income - diluted	$11,559	$152	$52,721

Denominator:
Basic weighted average common shares outstanding	12,051	11,928	36,703
Convertible Notes	5,239	—	—
Diluted weighted average common shares outstanding	17,290	11,928	36,703

Basic earnings (loss) per share:
From continuing operations	$0.80	$0.01	$1.72
From discontinued operations	—	—	(0.28)
Net income	$0.80	$0.01	$1.44

Diluted earnings (loss) per share:
From continuing operations	$0.67	$0.01	$1.72
From discontinued operations	—	—	(0.28)
Net income	$0.67	$0.01	$1.44

13.           COMMITMENTS AND CONTINGENCIES

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

In May 2008, we received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of our allocable share of the minimum funding deficiency. In April 2010, the multi-employer pension plan filed a civil complaint to collect approximately $1.8 million for this minimum funding deficiency. During the third quarter of 2011, we entered into a settlement agreement with the multi-employer pension plan to pay the $1.8 million over three years plus interest. The $1.8 million was accrued in prior periods. We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Currently, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2011.

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

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. Based on experience and the information currently available, our management does not believe that these claims will materially exceed our related accruals.  Despite compliance and experience, it is possible that we could be held liable for future charges, which might be material, but are not currently known to us or cannot be estimated by us.  In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2011.

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

Performance Bonds

In the normal course of business, we are contingently liable for performance under $67.7 million in performance bonds that various contractors, states and municipalities have required as of September 30, 2011. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.  SEGMENT INFORMATION

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

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2011	Period from September 1, through September 30, 2010	Period from July 1, through August 31, 2010	Nine Months Ended September 30, 2011	Period from September 1, through September 30, 2010	Period from January 1, through August 31, 2010
Revenue:
Ready-mixed concrete and concrete-related products	$131,339	$36,594	$80,288	$325,830	$36,594	$272,488
Precast concrete products	19,622	5,476	10,684	49,737	5,476	39,457
Inter-segment revenue	(4,452)	(1,040)	(2,602)	(11,982)	(1,040)	(9,197)
Total revenue	$146,509	$41,030	$88,370	$363,585	$41,030	$302,748

Segment Operating Profit (Loss):
Ready-mixed concrete and concrete-related products	$4,612	$1,273	$3,623	$(393)	$1,273	$250
Precast concrete products	(215)	380	(716)	(1,591)	380	(737)
Derivative income	11,160	800	—	9,858	800	—
Reorganization items	—	—	65,849	—	—	59,191
Unallocated overhead and other income	1,493	411	1,535	3,040	411	2,206
Corporate:
Selling, general and administrative expenses	(4,498)	(1,834)	(2,538)	(14,778)	(1,834)	(16,448)
Gain (loss) on sale of assets	—	—	—	—	—	—
Interest expense, net	(2,826)	(913)	(3,404)	(8,197)	(913)	(17,369)
Profit (loss) from continuing operations before income taxes interest	$9,726	$117	$64,349	$(12,061)	$117	$27,093

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Successor		Predecessor	Successor		Predecessor
	Three Months Ended September 30, 2011	Period from September 1 through September 30, 2010	Period from July 1 through August 31, 2010	Nine Months Ended September 30, 2011	Period from September 1 through September 30, 2010	Period from January 1 through August 31, 2010
Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$4,133	$1,120	$3,371	$12,842	$1,120	$13,456
Precast concrete products	309	125	453	945	125	1,808
Corporate	562	108	397	1,718	108	1,598
Total depreciation, depletion and amortization	$5,004	$1,353	$4,221	$15,505	$1,353	$16,862

Revenue by Product:
Ready-mixed concrete	$115,477	$31,438	$68,935	$281,881	$31,438	$234,679
Precast concrete products	19,645	5,482	10,695	49,795	5,482	39,503
Building materials	2,772	762	1,729	7,088	762	5,500
Aggregates	3,656	1,844	3,437	9,489	1,844	10,681
Other	4,959	1,504	3,574	15,332	1,504	12,385
Total revenue	$146,509	$41,030	$88,370	$363,585	$41,030	$302,748

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$611	$450	$899	$5,416	$450	$4,027
Precast concrete products	169	—	48	534	—	448
Total capital expenditures	$780	$450	$947	$5,950	$450	$4,475

	Successor	Successor
Identifiable Assets:	As of September 30, 2011	As of December 31, 2010
Ready-mixed concrete and concrete-related products	$111,749	$119,362
Precast concrete products	10,838	11,259
Corporate	7,985	9,653
Total identifiable assets	$130,572	$140,274

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

 Our Business

U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete” or the “Company”) operate our business in two business segments: (1) ready-mixed concrete and concrete-related products; and (2) precast concrete products.

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

Since the middle of 2006, the United States building materials construction market has been challenging.  The construction industry, particularly the ready-mixed concrete industry, has been characterized by significant overcapacity and fierce competitive activity. For the three and nine months ended September 30, 2011, our ready-mix concrete sales volume increased 11.6% and 4.5%, respectively, compared to the same periods of 2010. As a result of this higher sales volume and higher ready-mix sales prices, we experienced increases in our revenue period-over-period. We saw higher average ready-mix sales prices in our major markets during the third quarter of 2011. However, we have also experienced higher costs which have offset these improved volumes and average sales prices. While, our average sales prices were higher during the third quarter of 2011, the recessionary conditions affecting our industry continue to put a strain on sales prices and our operating results. As a result of these conditions, we continue to closely monitor our operating costs and capital expenditures.

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

Index

In August 2010, we entered into a redemption agreement to have our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”), redeemed by Superior. This redemption was finalized and closed on September 30, 2010. The results of operations of Superior, net of the minority owner’s 40% interest, have been included in discontinued operations in our condensed consolidated statements of operations for all periods presented.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of financing seasonal working capital requirements, servicing indebtedness under our Senior Secured Credit Facility due 2014 (the “Credit Agreement”) and our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) and purchasing property and equipment. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Credit Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base typically declines also during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather. On November 3, 2011, we entered into a First Amendment to the Credit Agreement (the “First Amendment”) which is described below.

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

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	further declines in gross margins due to shifts in our project mix or increases in the cost of our raw materials; and

•
any deterioration in our ability to collect our accounts receivable from customers as a result of further weakening in residential and other construction demand or as a result of payment difficulties experienced by our customers.

The requirement to meet a consolidated secured debt ratio under the Indenture governing our Convertible Notes (the “Indenture”) beginning April 2012 could restrict our ability to borrow the amount available under the Credit Agreement. Commencing April 1, 2012, we must meet a consolidated secured debt ratio (as defined in the Indenture), as of the last day of each fiscal month as shown below:

Period	Consolidated Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the Indenture) on the date of determination that constitutes the Convertible Notes, any other pari passu lien obligations and any indebtedness incurred under the Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the Indenture) for our most recent four fiscal quarters.

Index

We believe that it is reasonably possible that we will not meet the consolidated secured debt ratio in April 2012. Given this uncertainty, we may seek an amendment to the Indenture to provide relief from this covenant. If we do not meet this ratio in April 2012 and are unable to obtain an amendment or waiver of default, the amount we may borrow under the Credit Agreement could be restricted. Additionally, if our borrowings under the Credit Agreement are restricted, we may not have adequate liquidity to fund our operations. If we were to exceed the consolidated secured debt ratio, this would constitute an event of default under the Indenture if we failed to comply for 30 days after notice of the failure has been given to us by the Trustee or by holders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding. If an event of default occurs under the Indenture, the Trustee, or holders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding, may accelerate all aggregate principal and accrued and unpaid interest outstanding, which would become immediately due and payable. An event of default could also trigger cross default provisions in the Credit Agreement which could allow these creditors to accelerate outstanding indebtedness. Absent a waiver, amendment or adequate liquidity to fund operations, we would need to reduce or delay capital expenditures, sell assets, obtain additional capital or restructure or refinance our indebtedness. There can be no assurance that we could obtain additional capital or acceptable financing.

The following key financial measurements reflect our financial position and capital resources as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Successor
	September 30, 2011	December 31, 2010

Cash and cash equivalents	$4,797	$5,290
Working capital	$54,357	$38,231
Total debt	$70,242	$53,181

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

The following discussion provides a description of our arrangements relating to outstanding indebtedness.

Senior Secured Credit Facility due 2014

On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). On November 3, 2011, we entered into the First Amendment to the Credit Agreement. The Credit Agreement matures in August 2014. As of September 30, 2011, we had outstanding borrowings of $24.6 million and $20.7 million of undrawn standby letters of credit under the Revolving Facility. See above for a discussion of the consolidated secured debt ratio included in the Indenture governing our Convertible Notes that could restrict borrowing under the Credit Agreement beginning April 2012.

Prior to entering into the First Amendment, there was an availability block of $15.0 million and a fixed charge coverage test measured for the trailing twelve month period ended September 30, 2011. Unless the fixed charge coverage ratio was greater than or equal to 1.00:1.00, the availability block of $15.0 million would have been increased monthly by $1.0 million up to a maximum of $20.0 million.  For the trailing twelve-month period ended September 30, 2011, our fixed charge coverage ratio was (0.08):1.00. Also prior to the First Amendment, if the fixed charge coverage ratio of 1.00:1.00 for a trailing twelve-month period was met, the availability block would have been eliminated. With respect to each fiscal month after meeting the fixed charge coverage test, if availability under the Revolving Facility would have been less than $15.0 million at any time, we would have been required to maintain a fixed charge coverage ratio of at least 1.00:1.00 until availability was greater than or equal to $15.0 million for a period of 30 consecutive days.

The First Amendment, among other things, (a) decreased the availability block under the Credit Agreement by $5.0 million to $10.0 million from the previous amount of $15.0 million, (b) deleted the fixed charge coverage test requirement that could increase the availability block by $1.0 million for each month until we satisfied the test, (c) deleted the conditions under which the availability block could be eliminated if we satisfied the fixed charge coverage ratio test, (d) modified the fixed charge coverage ratio covenant so that, beginning on April 1, 2012, at any time that Availability (as defined in the Credit Agreement) is less than $15.0 million, we must maintain a fixed charge coverage ratio of at least 1.0:1.0 for the trailing twelve month period until Availability is greater than or equal to $15.0 million for a period of 30 consecutive days, and (e) added a provision that may require us to retain a Financial Advisor (as defined in the First Amendment), at the request of Administrative Agent, to prepare a business assessment report for delivery to the Administrative Agent and the Lenders.  We paid approximately $0.4 million to the lenders in connection with the First Amendment.

The availability under the Revolving Facility was approximately $14.7 million at September 30, 2011, after reduction for the $15.0 million block in place prior to the First Amendment. After entering into the First Amendment on November 3, 2011, the availability block was reduced to $10.0 million, providing for $5.0 million of additional availability and eliminating any increase in the availability block in the future.

Index

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

Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve-month period ending on the last day of each fiscal quarter thereafter. Our capital expenditures were $7.3 million for the trailing twelve-month period ended September 30, 2011, which was below the $33.3 million representing 7% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.

At our option, loans may be maintained from time to time at an interest rate equal to the Eurodollar-based rate (“LIBOR”) or the applicable domestic rate (“CB Floating Rate”).  The CB Floating Rate is the greater of (x) the interest rate per annum publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate and (y) the interest rate per annum equal to the sum of 1.0% per annum plus the adjusted LIBOR rate for a one-month interest period, in each case plus the applicable margin. The applicable margin on loans is 2.75% in the case of loans bearing interest at the CB Floating Rate and 3.75% in the case of loans bearing interest at the LIBOR rate. Issued and outstanding letters of credit are subject to a fee equal to the applicable margin then in effect for LIBOR loans, a fronting fee equal to 0.20% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  We will also pay a commitment fee on undrawn amounts under the Revolving Facility in an amount equal to 0.75% per annum.  Upon any event of default, at the direction of the required lenders under the Revolving Facility, all outstanding loans and the amount of all other obligations owing under the Revolving Facility will bear interest at a rate per annum equal to 2.0% plus the rate otherwise applicable to such loans or other obligations.

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

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering contemplated by the Plan of Reorganization.  The Convertible Notes are governed by the Indenture, dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 8). This discount will be accreted over the term of the Convertible Notes and included in interest expense. See above for a discussion of risks and uncertainties related to the requirement to meet a consolidated secured debt ratio (as defined in the Indenture) beginning in April 2012.

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

Index

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

The Indenture contains certain covenants that restrict our ability to, among other things,

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinatedindebtedness or make investments;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into transactions with affiliates; and

•	consolidate, merge or sell all or substantially all of our assets.

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

Index

In connection with the issuance of the Convertible Notes, we entered into a registration rights agreement, dated August 31, 2010 (the “Registration Rights Agreement”), under which we agreed, pursuant to the terms and conditions set forth therein, to register the Convertible Notes and the Common Stock into which the Convertible Notes convert.  Under the Registration Rights Agreement, we were required to use commercially reasonable efforts to file a registration statement covering the resale by the Electing Holders (as defined in the Registration Rights Agreement) of Convertible Notes that are Registrable Securities (as defined in the Registration Rights Agreement) by the first business day following the date that was 366 days following the Effective Date. We were also required to file a registration statement covering the resale of shares of Common Stock that constitute Registrable Securities by the Electing Holders, on a delayed or continuous basis, within 180 days of the Issue Date.  We have filed a registration statement covering the resale of shares of Common Stock that constitute registrable securities for the electing holders as described above, and it was declared effective by the SEC on April 8, 2011.  We also filed a registration statement covering the resale of the Convertible Notes that constitute registrable securities for the electing holders as described above, and it was declared effective by the SEC on October 26, 2011.  We are required to pay special interest if any registration statement required by the Registration Rights Agreement ceases to be effective for more than 45 days, with respect to any Registrable Securities (as defined in the Indenture).

Cash Flows

Our net cash provided by or used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $9.7 million for the nine months ended September 30, 2011, compared to net cash used in operating activities of $31.7 million for the nine months ended September 30, 2010.  The change in the 2011 period was principally a result of higher profitability and lower cash payments related to our restructuring. Profitability was higher in the 2011 period due partially to the redemption of our 60% interest in Superior in September 2010 and due to our restructuring, which resulted in lower interest expense during the nine months ended September 30, 2011. As expected during the third quarter, we saw a use of cash due to working capital increases as a result of the seasonal nature of our business.

We used $6.7 million of cash in investing activities for the nine months ended September 30, 2011 and $5.3 million for the nine months ended September 30, 2010. Capital expenditures were higher by approximately $1.0 million during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. This increase was due primarily to purchases of mixer trucks after the expiration of lease terms during the first two quarters of 2011 totaling approximately $3.9 million. In January 2011 and September 2010, we paid $0.8 million and $0.6 million, respectively, related to the redemption of our interest in Superior that occurred in September 2010. During the nine months ended September 30, 2011, we paid approximately $1.0 million related to two acquisitions of a total of four ready-mix plants in our west Texas market. We acquired three of these plants in October 2010 with cash and a promissory note and acquired one plant in April 2011 with cash. There were no payments related to acquisitions or redemptions during the nine months ended September 30, 2010. Partially offsetting these higher uses of cash during the nine months ended September 30, 2011 were higher proceeds from property, plant and equipment disposals of approximately $0.7 million when compared to the same period in 2010.

Our net cash provided by financing activities was $15.9 million and $37.4 million for the nine-month periods ended September 30, 2011 and 2010, respectively. The higher cash provided by financing activities for the nine months ended September 30, 2010 related primarily to our restructuring activities that occurred during that time period. During August 2010, we received proceeds of $55.0 million from our Convertible Notes obtained upon our emergence from Chapter 11. A portion of theses proceeds were used to pay off the debtor-in-possession facility that was in place during our restructuring process. Additionally, we paid approximately $9.5 million in financing costs related to our Chapter 11 exit financing and there was a contribution made during the 2010 period by the minority owner of Superior that provided $2.5 million in cash that did not reoccur.

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

Overall, prices for cement and aggregates have increased in the third quarter of 2011, compared to the third quarter of 2010, in most of our major markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  The demand for construction sector products was weak from 2007 through 2011, with sales volumes significantly below 2006 peak levels.  The continued recessionary conditions in the construction sector and related effects on our end-use markets has caused an oversupply of cement in most of our markets, with cement producers slowing down or shutting down domestic production and reducing imported cement to respond to the weak demand.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates. We experienced increased fuel costs during the first three quarters of 2011 due to higher oil prices. While we can partially mitigate these higher fuel costs with higher prices for our products, fuel costs have risen more sharply than our prices.

Index

Acquisitions and Divestitures

Redemption of Superior Interest

In August 2010, we entered into a redemption agreement to have our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”), redeemed by Superior. At the closing of the redemption on September 30, 2010, the Company and certain of our subsidiaries paid $640,000 in cash and issued a $1.5 million promissory note to Superior as partial consideration for certain indemnifications and other consideration provided by the minority owner and their new joint venture partner pursuant to the redemption agreement. In January 2011, we made a $750,000 payment under the note and have one remaining payment of $750,000 due in January 2012.

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus the value of the inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.8 million during the first three quarters of 2011.

During the third quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of this transport equipment for $0.9 million.

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

Index

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except selling prices) and that information as a percentage of sales for each of the periods indicated.  The two-month period ended August 31, 2010 and the one-month period ended September 30, 2010 are distinct reporting periods as a result of our emergence from Chapter 11 on August 31, 2010 and the application of fresh start accounting. For a discussion on the results of operations we have combined the two-month period ended August 31, 2010 with the one-month period ended September 30, 2010 in order to provide comparability of such information to the three-month period ended September 30, 2011.

	Successor				Predecessor
	Three Months Ended September 30, 2011		Period from September 1 through September 30, 2010		Period from July 1 through August 31, 2010
			(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$131,339	89.6%	$36,594	89.2%	$80,288	90.8%
Precast concrete products	19,622	13.4	5,476	13.3	10,684	12.1
Inter-segment revenue	(4,452)	(3.0)	(1,040)	(2.5)	(2,602)	(2.9)
Total revenue	$146,509	100.0%	$41,030	100.0%	$88,370	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$108,813	74.3%	$30,538	74.4%	$64,074	72.5%
Precast concrete products	17,728	12.1	4,371	10.7	9,681	11.0
Selling, general and administrative expenses	13,846	9.5	4,591	11.2	8,595	9.7
Depreciation, depletion and amortization	5,004	3.4	1,353	3.3	4,221	4.8
Loss on sale of assets	96	0.1	—	—	38	0.0
Income from continuing operations	1,022	0.6	177	0.4	1,761	2.0
Interest expense, net	2,826	1.9	913	2.2	3,404	3.9
Derivative income	11,160	7.6	800	2.0	—	—
Other income, net	370	0.3	53	0.1	143	0.2
Income (loss) from continuing operations before reorganization items and income taxes and income taxes	9,726	6.6	117	0.3	(1,500)	(1.7)
Reorganization items	—	—	—	—	(65,849)	(74.5)
Income from continuing operations before income taxes	9,726	6.6	117	0.3	64,349	72.8
Income tax expense (benefit)	117	0.1	(35)	(0.1)	1,415	1.6
Income from continuing operations	9,609	6.5	152	0.4	62,934	71.2
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	—	—	(10,213)	(11.6)
Net income attributable to stockholders	$9,609	6.5%	$152	0.4%	$52,721	59.6%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$95.23		$92.91		$92.10
Sales volume in cubic yards	1,200		334		742

Index

The following table sets forth selected historical statement of operations information (in thousands, except selling prices) and that information as a percentage of sales for each of the periods indicated.  The eight-month period ended August 31, 2010 and the one-month period ended September 30, 2010 are distinct reporting periods as a result of our emergence from Chapter 11 on August 31, 2010 and the application of fresh start accounting. For a discussion on the results of operations, we have combined the eight-month period ended August 31, 2010 with the one-month period ended September 30, 2010 in order to provide comparability of such information to the nine-month period ended September 30, 2011.

	Successor				Predecessor
	Nine Months Ended September 30, 2011		Period from September 1 through September 30, 2010		Period from January 1 through August 31, 2010
			(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$325,830	89.6%	$36,594	89.2%	$272,488	90.0%
Precast concrete products	49,737	13.7	5,476	13.3	39,457	13.0
Inter-segment revenue	(11,982)	(3.3)	(1,040)	(2.5)	(9,197)	(3.0)
Total revenue	$363,585	100.0%	$41,030	100.0%	$302,748	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$276,005	75.9%	$30,538	74.4%	$228,294	75.4%
Precast concrete products	44,866	12.3	4,371	10.7	33,536	11.1
Selling, general and administrative expenses	41,925	11.5	4,591	11.2	39,241	13.0
Depreciation, depletion and amortization	15,505	4.3	1,353	3.3	16,862	5.6
(Gain) loss on sale of assets	(121)	(0.0)	—	—	78	0.0
Income (loss) from continuing operations	(14,595)	(4.0)	177	0.4	(15,263)	(5.1)
Interest expense, net	8,197	2.3	913	2.2	17,369	5.7
Derivative income	9,858	2.7	800	2.0	—	—
Other income, net	873	0.2	53	0.1	534	0.2
Income (loss) from continuing operations before reorganization items and income taxes and income taxes	(12,061)	(3.4)	117	0.3	(32,098)	(10.6)
Reorganization items	—	—	—	—	(59,191)	(19.6)
Income (loss) from continuing operations before income taxes	(12,061)	(3.4)	117	0.3	27,093	9.0
Income tax expense (benefit)	496	0.1	(35)	(0.1)	1,576	0.5
Income (loss) from continuing operations	(12,557)	(3.5)	152	0.4	25,517	8.4
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	—	—	(12,672)	(4.2)
Net income (loss) attributable to stockholders	$(12,557)	(3.5)%	$152	0.4%	$12,845	4.2%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$93.33		$92.91		$92.04
Sales volume in cubic yards	2,988		334		2,525

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment increased $14.5 million, or 12.3%, to $131.3 million for the three months ended September 30, 2011, from $116.9 million in the corresponding period of 2010.  Our ready-mixed sales volumes for the three months ended September 30, 2011 were approximately 1.2 million cubic yards, up 11.6% from the approximate 1.1 million cubic yards of ready-mixed concrete we sold in the three months ended September 30, 2010. The average selling price per cubic yard of concrete sold increased 3.1%, to $95.23, for the three months ended September 30, 2011 when compared to the three months ended September 30, 2011. We experienced slight increases in average selling prices in all of our major markets but competitive pressures remain high. For the nine months ended September 30, 2011, ready-mixed concrete and concrete-related products revenues were $325.8 million, an increase of 5.4% compared to the nine months ended September 30, 2010.  Our ready-mixed concrete sales volumes for the nine months ended September 30, 2011 were approximately 3.0 million cubic yards, up 4.5% from the approximate 2.9 million cubic yards of ready-mixed concrete sold during the nine months ended September 30, 2010. Our average selling price per cubic yard of concrete sold increased approximately 1.3% to $93.33 for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

Index

Precast concrete products. Revenue from our precast concrete products segment was up $3.5 million, or 21.4%, to $19.6 million for the three months ended September 30, 2011, from $16.2 million during the corresponding period of 2010.  Revenue was higher in our southern California and mid-Atlantic markets due to increased demand in commercial construction projects, but with generally lower margins.  Partially offsetting this higher revenue was lower revenue in our northern California and Phoenix, Arizona markets as the result of the continued downturn in residential and commercial construction in these markets. For the nine months ended September 30, 2011, revenues increased $4.8 million, or 10.7%, to $49.7 million, from $44.9 million during the nine months ended September 30, 2010. This increase reflects higher commercial construction in our southern California and mid-Atlantic markets, offset by lower residential and commercial construction in our Phoenix, Arizona and northern California markets.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment during the three months ended September 30, 2011, was $108.8 million, which was a $14.2 million, or 15%, increase from $94.6 million in the three months ended September 30, 2010.  For the nine months ended September 30, 2011, these costs increased $17.2 million, or 6.6%, to $276.0 million, from $258.8 million for the nine months ended September 30, 2010. This increase was primarily associated with higher sales volumes for the three- and nine-month periods ended September 30, 2011, when compared to the same time periods in 2010.

As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 82.8% for the three months ended September 30, 2011, as compared to 80.9% for the corresponding period of 2010. The increase in this percentage was due primarily to slightly higher cement and aggregate costs. For the nine months ended September 30, 2011, this percentage was 84.7%, compared to 83.7% for the nine months ended September 30, 2010. The increase in this percentage was primarily attributable to higher per unit delivery and plant costs.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment increased $3.7 million, or 26.2%, to $17.7 million for the three months ended September 30, 2011, from $14.1 million for the corresponding period of 2010.  These costs increased $7.0 million, or 18.4%, to $44.9 million for the nine months ended September 30, 2011, compared to $37.9 million for the nine months ended September 30, 2010. As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products was 90.3% for the three months ended September 30, 2011, compared to 87.0% during the three months ended September 30, 2010. As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 90.2% for the nine months ended September 30, 2011, from 84.4% during the nine months ended September 30, 2010. This percentage increased primarily due to achieving lower margins on projects in certain markets.

Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $0.6 million, or 4.5%, to $13.8 million for the three months ended September 30, 2011, from $13.2 million for the corresponding period in 2010. We experienced higher costs during the three months ended September 30, 2011, due primarily to cash and stock based compensation expense related to the hiring of our new President and Chief Executive Officer in August 2011. These costs were partially offset by reduced professional fees as a result of our restructuring.

These expenses decreased $1.9 million, or 4.3%, to $41.9 million during the nine months ended September 30, 2011, from $43.8 million during the nine months ended September 30, 2010. We experienced lower costs during the nine-month period ended September 30, 2011 partially due to reduced professional fees as a result of our restructuring of approximately $5.0 million. In addition, we experienced lower costs related to lower incentive based compensation accruals. Partially offsetting these reduced costs during 2011 is approximately $1.7 million of costs related to the departure of our former President and Chief Executive Officer and the costs noted above related to the hiring of our new President and Chief Executive Officer in August 2011. The 2010 expenses also included a $1.0 million reduction of expense due to the settlement of a class action lawsuit in California for an amount that was below our previous estimate.

Index

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $0.6 million, or 10.2%, to $5.0 million for the three months ended September 30, 2011, from $5.6 million in the corresponding period of 2010.  For the nine months ended September 30, 2011, these costs decreased $2.7 million, or 14.9%, to $15.5 million, from $18.2 million for the nine months ended September 30, 2010. These decreases were primarily due to lower asset valuations after the application of fresh-start accounting on August 31, 2010.

Interest expense, net.  Net interest expense decreased $1.5 million, or 34.5%, to $2.8 million in the three months ended September 30, 2011, from $4.3 million in the three months ended September 30, 2010. Net interest expense decreased $10.1 million, or 55.2%, to $8.2 million in the nine months ended September 30, 2011, from $18.3 million in the nine months ended September 30, 2010.  These decreases were due primarily to the cancellation of our 8.375% Senior Subordinated Notes (the “Old Notes”) in accordance with the consummation of the Plan of Reorganization on August 31, 2010.

Derivative income.  During the three months ended September 30, 2011 and 2010, we recorded derivative income of $11.2 million and $0.8 million, respectively. For the nine months ended September 30, 2011 and 2010, we recorded derivative income of $9.9 million and $0.8 million, respectively. All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $5.9 million at September 30, 2011 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. During the three-month periods ended September 30, 2011 and 2010, we recorded income from fair value changes in our Convertible Notes embedded derivative of approximately $8.7 million and $0.8 million, respectively. This income was due primarily to a decrease in the price of our common stock and market changes in conventional debt interest rates in the respective time periods. Additionally, we recorded income from fair value changes in our warrants of approximately $2.4 million during the three-month period ended September 30, 2011, due primarily to a decrease in the price of our common stock. During the nine-month periods ended September 30, 2011 and 2010, we recorded income from fair value changes in our Convertible Notes embedded derivative of approximately $8.0 million and $0.8 million, respectively.  This income was due primarily to a decrease in the price of our common stock and changes in conventional debt interest rates. Additionally, we recorded income from fair value changes in our warrants of approximately $1.8 million during the nine-month period ended September 30, 2011, due primarily to a decrease in the price of our common stock.

Reorganization items. In accordance with authoritative accounting guidance, separate disclosure is required for reorganization items, such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of our business, which were realized or incurred during the Chapter 11 Cases. The net gain from reorganization items of $65.9 million during the two-month period ended August 31, 2010 consisted of a $151.9 million gain on the cancellation of the Old Notes, partially offset by a $78.9 million loss on asset valuations resulting from fresh start accounting and $7.1 million of professional fees. The net gain from reorganization items of $59.2 million during the eight-month period ended August 31, 2010 consisted of a $151.9 million gain on the cancellation of the Old Notes, partially offset by a $78.9 million loss on asset valuations resulting from fresh start accounting and $13.8 million of professional fees and other reorganization costs.

Income taxes.  We recorded income tax expense allocated to continuing operations of approximately $0.1 million and $0.5 million for the three and nine-month periods ended September 30, 2011, respectively.  For the three and nine-month periods ended September 30, 2010, we recorded income tax expense of approximately $1.4 million and $1.5 million, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of September 30, 2011 and December 31, 2010, for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of September 30, 2011 and December 31, 2010 was $0.9 million and $0.7 million, respectively.

We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010. Under our Plan, our Old Notes were cancelled, giving rise to cancellation of indebtedness income (“CODI”).  The Internal Revenue Code (“IRC”) provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Our CODI and required tax attribute reduction did not cause a significant change in our recorded deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes.

Index

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

 Loss from discontinued operations.   In August 2010, we entered into a redemption agreement to exit the Michigan market with the divestiture of our interest in Superior. This divestiture closed in September 2010. The results of operations of Superior have been included as discontinued operations for the three and nine-month periods ended September 30, 2010.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At September 30, 2011, we had $20.7 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $67.7 million in performance bonds relating to our ready-mixed concrete and precast concrete operations.

Inflation

We experienced minimal increases in operating costs during the third quarter of 2011 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. We have experienced increases in our fuel costs due to higher diesel fuel prices. While we are able to pass some of this cost on in the form of higher prices for our products, the cost of fuel has risen more sharply than our prices.

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

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $5.9 million and $15.7 million at September 30, 2011 and December 31, 2010, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $0.7 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the warrant derivative liability and income of approximately $0.7 million. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $2.1 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the value of our embedded Convertible Notes derivative liability and income of approximately $2.1 million. During the three months ended September 30, 2011, we recorded income from fair value changes in our embedded Convertible Notes derivative of approximately $8.7 million, due primarily to a decrease in the price of our common stock, market changes in conventional debt interest rates and an increase in the volatility of our stock. Additionally, we recorded income from fair value changes in our warrants of approximately $2.4 million during the three-month period ended September 30, 2011, due primarily to the decrease in the price of our common stock and an increase in the volatility of our stock.

Index

Borrowings under our Credit Agreement expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the agreement. Based on the $24.6 million outstanding under this facility as of September 30, 2011, a one percent change in the applicable rate would change our annual interest expense by $0.2 million.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

 As of September 30, 2011, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the evaluation of our disclosure controls and procedures as of December 31, 2010, a material weakness in internal control over financial reporting was identified and included in our Annual Report on Form 10-K for the year ended December 31, 2010. This material weakness related to not maintaining effective review and approval practices over the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. GAAP. As of September 30, 2011, and as described below, this material weakness was not remediated. As a result, our principal executive officer and our principal financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective.

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

Status of Remediation of Material Weakness

We have developed controls surrounding the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions. Specifically, for the second and third quarters of 2011, we obtained signed certifications from our financial and operating personnel regarding the existence of significant, unusual and infrequently occurring transactions. Once identified, we have developed controls related to the review of such transactions by corporate office financial personnel. We continue to evaluate the operating effectiveness of the controls put in place. These controls will be required to have operated for a sufficient period of time to provide reasonable assurance as to their effectiveness. The material weakness will be remediated when, in the opinion of management, the control procedures have been operating for a sufficient period of time and testing can be completed of the operating effectiveness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

 Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 13, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.  The following table provides information pursuant to Item 2(c) with respect to purchases by the company of shares of our common stock during the three-month period ended September 30, 2011:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share
July 2011	7,424	8.57
August 2011	31,666	6.00
September 2011	—	—

(1)
Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

Item 6. Exhibits

10.1*
Term sheet dated as of July 14, 2011 between U.S. Concrete Inc. and William J. Sandbrook (incorporated by reference to Exhibit 99.2 to the Company’s current Report on Form 8-K filed on July 26, 2011 (File No. 001-34530))

10.2*
Severance Benefit Agreement effective as of August 4,2011, between U.S. Concrete Inc. and Michael W. Harlan (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on August 5, 2011 (File No. 001-34530))

10.3*
Executive Severance Agreement, effective as of August 22, 2011 between U.S. Concrete Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 22, 2011 (File No. 001-34530))

10.4*
Indemnification Agreement, effective as of August 22, 2011 between U.S. Concrete Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 22, 2011 (File No. 001-34530.))

31.1	—Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Incorporated by reference to the filing indicated.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date : November 14,2011	By:	/s/ James C. Lewis
James C. Lewis
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index

INDEX TO EXHIBITS

10.1*
Term sheet dated as of July 14, 2011 between U.S. Concrete Inc. and William J. Sandbrook (incorporated by reference to Exhibit 99.2 to the Company’s current report on Form 8-K filed on July 26, 2011 (File No. 001-34530))

10.2*
Severance Benefit Agreement, effective as of August 4,2011, between U.S. Concrete Inc. and Michael W. Harlan (incorporated by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on August 5, 2011 (File No. 001-34530))

10.3*
Executive Severance Agreement, effective as of August 22, 2011, between U.S. Concrete Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on August 22, 2011 (File No. 001-34530))

10.4*
Indemnification Agreement, effective as of August 22, 2011, between U.S. Concrete Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on August 22, 2011 (File No. 001-34530.))

31.1	—Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	—Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document