Form 10-K
period 2011-12-31
US CONCRETE INC
filed 2012-03-14
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐      No☑
Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court Yes ☑ No ☐
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of $8.75 of the registrant’s common stock as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter: $66,924,226.
There were 12,890,450 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.

FORM 10-K
For the Year Ended December 31, 2011

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

All of our operations are in (and all of our sales are made within) the United States.  We operate principally in Texas, California and New Jersey/New York, with those markets representing approximately 33%, 37%, and 19%, respectively, of our consolidated revenues for the year ended December 31, 2011.  According to publicly available industry information, those states represented an aggregate of 29% of the consumption of ready-mixed concrete in the United States in 2011 (Texas, 14%; California, 10%; and New Jersey/New York, 5%).  Our consolidated revenues for the year ended December 31, 2011 were $495.0 million, of which we derived approximately 86.5% from our ready-mixed concrete and concrete-related products segment and 13.5% from our precast concrete products segment.  For more information on our consolidated revenues and results of operations for the years ended December 31, 2011, 2010 and 2009 and our consolidated total assets as of December 31, 2011 and 2010, see our Consolidated Financial Statements included in this report.

As of March 12, 2012, we had 94 fixed and 11 portable ready-mixed concrete plants, seven precast concrete plants and seven aggregates facilities.  During 2011, these plants and facilities produced approximately 4.0 million cubic yards of ready-mixed concrete and 3.0 million tons of aggregates. We lease two other aggregates facilities to third parties and retain a royalty on production from those facilities.

Our ready-mixed concrete and concrete-related products segment engages principally in the formulation, preparation and delivery of ready-mixed concrete to the job sites of our customers.  We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs. Our marketing efforts primarily target concrete sub-contractors, general contractors, governmental agencies, property owners and developers and home builders whose focus extends beyond the price of ready-mixed concrete to product quality, on-time delivery and reduction of in-place costs.  We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.  To a lesser extent, this segment is also engaged in the mining and sale of aggregates and the resale of building materials, primarily to our ready-mixed concrete customers.  These businesses are generally complementary to our ready-mixed concrete operations and provide us opportunities to cross-sell various products in markets where we sell both ready-mixed concrete and concrete-related products.  We provide our ready-mixed concrete and concrete-related products from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma.

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

For financial information regarding our reporting segments, including revenue and operating income (loss) for the year ended December 31, 2011, the four month period ended December 31, 2010, the eight month period ended August 31, 2010, and the year ended December 31, 2009, see Note 16 to our Consolidated Financial Statements included in this report.

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

The quality of ready-mixed concrete is time-sensitive as it becomes difficult to place within 90 minutes after mixing.  Consequently, the market for a permanently installed ready-mixed concrete plant is usually limited to an area within a 25-mile radius of such plant’s location.  We produce ready-mixed concrete in batches at our plants and use mixer and other trucks to complete the production process, distribute and deliver the concrete to the job sites of our customers.

Ready-mixed concrete is poured-in-place in forms at a construction site and cured on site.  In contrast, our precast concrete products are made with ready-mixed concrete (its primary raw material), but are generally cast in reusable molds or “forms” and cured in a controlled environment at our plant, then either placed in inventory or transported to the construction site.  The advantages of using precast concrete products include the higher quality of the material, when formed in controlled conditions, and the reduced cost of reusable forms as compared to the cost of constructing large forms used with ready-mixed concrete placed at the construction site.

Concrete has many attributes that make it a highly versatile construction material. In recent years, industry participants have developed various uses for concrete products, including:

•	high-strength engineered concrete to compete with steel-frame construction;

•	concrete housing;

•	precast modular paving stones;

•	flowable fill for backfill applications;

•	continuous-slab rail-support systems for rapid transit and heavy-traffic rail lines; and

•	concrete bridges, tunnels and other structures for rapid transit systems.

Other examples of successful innovations that have opened new markets for concrete include:

•	sustainable construction;

•	asphalt pavement with concrete, or “white topping”;

•	highway median barriers;

•	highway sound barriers;

•	paved shoulders to replace less permanent and increasingly costly asphalt shoulders;

•	pervious concrete parking lots for water drainage management, as well as providing a long-lasting and aesthetically pleasing urban environment; and

•	colored pavements to mark entrance and exit ramps and lanes of expressways.

We generally obtain contracts through local sales and marketing efforts directed at concrete sub-contractors, general contractors, property owners and developers, governmental agencies and home builders.  In many cases, local relationships are very important.

Based on information from the National Ready-Mixed Concrete Association (“NRMCA”) and the National Precast Concrete Association (“NPCA”), we estimate that, in addition to vertically integrated manufacturers of cement and aggregates, over approximately 1,700 independent ready-mixed concrete producers currently operate approximately 4,500 plants in the United States and over approximately 2,800 precast concrete products manufacturers operate in the United States and Canada.  Larger markets generally have several producers competing for business on the basis of product quality, service, on-time delivery and price.

Annual usage of ready-mixed concrete in the United States dropped significantly in 2011, 2010 and 2009 from its “near record” 2006 level.  According to information available from the NRMCA, total volumes (measured in cubic yards) from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions):

2011	265
2010	258
2009	259

Ready-mixed concrete and precast concrete products have historically benefited from relatively stable demand and pricing.  However, pricing of our products is primarily driven by the cost of raw materials (cement, aggregates, etc.), cost of labor and competition in our local markets.  From 2006 through most of 2007, raw materials cost and ready-mixed concrete products average selling prices increased.  For 2008 through 2011, pricing of our raw materials, particularly cement, and our ready-mixed pricing has been put under competitive pressure due to product demand declines resulting from the slowdown in construction activity in all of our markets, especially in the residential construction sector.

According to recently published McGraw-Hill Construction data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2011, 2010 and 2009:

	2011	2010	2009
Commercial and industrial construction	14%	14%	21%
Residential construction	13%	13%	13%
Street and highway construction and paving	28%	28%	24%
Other public works and infrastructure construction	45%	45%	42%

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

Aggregates.  We produce crushed stone aggregates, sand and gravel from seven aggregates facilities located in New Jersey and Texas.  We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.0 million tons of aggregates in 2011 from these facilities with Texas producing 40% and New Jersey 60% of that total production. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with a minimal supply of our annual consumption of aggregates.  In addition, we have agreements to lease our sand pit operations in Michigan and one quarry in West Texas where we receive a royalty based on the volume of product produced and sold during the terms of the leases.

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

Generally, we will construct wet batch plants to serve markets that we expect will have consistently high demand, as opposed to dry batch plants that will serve those markets that we expect will have a less consistent demand.  A wet batch plant generally has a higher initial cost and daily operating expenses, but yields greater consistency with less time required for quality control in the concrete produced and generally has greater daily production capacity than a dry batch plant.  We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.5 million, while a dry batch plant having an hourly capacity of 150 cubic yards currently would cost approximately $0.7 million.  As of March 12, 2012, our batch plants included 16 wet batch plants and 89 dry batch plants.

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

Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency.  Our mixer trucks typically have load capacities of 10 cubic yards, or approximately 20 tons, and an estimated useful life of 12 years.  A new truck of this size currently costs between $150,000 and $200,000, depending on the geographic location and design specifications.  Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years.  As of December 31, 2011, we operated a fleet of over 800 owned and leased mixer trucks, which had an average age of approximately ten years.

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

Our central dispatch system, where available, tracks the status of each mixer truck as to whether a particular truck is:

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

Overall, prices for cement and aggregates increased in the last half of 2011, compared to 2010, in most of our major markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates. We experienced increased fuel costs during 2011 due to higher oil prices. While we can partially mitigate these higher fuel costs with higher prices for our products, fuel costs have risen more sharply than our prices.

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

Customers

Of our 2011 revenue, commercial and industrial construction contractors represented approximately 63%, residential construction contractors represented approximately 16% and street and highway construction contractors and other public works represented approximately 21%.  In 2011, no single customer or project accounted for more than 5% of our total revenue.

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

Employees

As of December 31, 2011, we had approximately 454 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 1,441 hourly personnel.  The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of December 31, 2011, approximately 554 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2012 and 2016.  Under these agreements, we pay specified wages to covered employees and in most cases make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

We have not experienced any strikes or significant work stoppages in the past five years. We believe our relationships with our employees and union representatives are very good.

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

Governmental Regulation and Environmental Matters

A wide range of federal, state and local laws, ordinances apnd regulations apply to our operations, including the following matters:

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

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations.  Our capital expenditures relating to environmental matters were not material in 2011.  We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

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

Insurance

Our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer and other trucks in heavy traffic conditions and delivering concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of properties and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are in accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.  For additional discussion of our insurance programs, see Note 18 to our consolidated financial statements included in this report.

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

Item 1A.   Risk Factors

The following risk factors represent our current view of some of the most important risks facing our businesses and are important to understanding our business.  The important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2012, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  In addition, these risks and uncertainties could adversely impact our business, financial condition, results of operations, cash flows and common stock price.  This discussion includes a number of forward-looking statements.  Please see “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report.

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

Approximately 16% of our 2011 revenue was from residential construction contractors.  Further tightening of mortgage lending or mortgage financing requirements could adversely affect the availability to obtain credit for some borrowers and prolong the downturn in, or further reduce the demand for, new home construction, which could have a material adverse effect on our business and results of operations in 2012.  A further downturn in new home construction could also adversely affect our customers focused in this industry segment, possibly resulting in slower payments, higher default rates in our accounts receivable, and an overall increase in working capital.

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

In 2006, cement prices rose at rates similar to those experienced in 2005 and 2004, as a result of strong domestic consumption driven largely by historic levels of residential construction that did not abate until the second half of 2006.  During 2007 through 2011, residential construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  While cement prices increased in the second half of 2011, cement supplies were at levels that indicated a very low risk of cement shortages in our markets.  Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.

The departure of key personnel could disrupt our business.

We depend on the efforts of our executive officers and, in many cases, on senior management of our businesses.  Our success will depend on retaining our senior-level managers and officers.  We need to insure that key personnel are compensated fairly and competitively to reduce the risk of departure of key personnel to our competitors or other industries.  To the extent we are unable to attract or retain qualified management personnel, our business, financial condition, results of operations and cash flows could be materially and adversely affected.  We do not carry key personnel life insurance on any of our employees. During the first quarter of 2012, we announced that the Company would relocate its corporate headquarters to Euless, Texas on or about July 1, 2012.  On February 20, 2012, Mr. Lewis, our Senior Vice President and Chief Financial Officer, gave notice of his intention to leave the Company for personal reasons effective upon the Company’s relocation of its corporate headquarters.  We cannot be sure that other executive officers or key personnel will not leave the Company as a result of the anticipated relocation or in connection with the relocation.  In addition to the potential adverse effects on our business and operations, we may be required in certain instances to make severance payments if certain officers leave the Company as a result of the relocation.

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

As of December 31, 2011, approximately 29%, or 554, of our employees were covered by collective bargaining agreements, which expire between 2012 and 2016.  Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees.  In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees.  If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially adversely affect our business, financial condition, results of operations and cash flows.  Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

We contribute to 16 multiemployer pension plans.  During 2006, the “Pension Protection Act of 2006” (the “PPA”) was signed into law.  For multiemployer defined benefit plans, the PPA establishes new funding requirements or rehabilitation requirements, creates additional funding rules for plans that are in endangered or critical status, and introduces enhanced disclosure requirements to participants regarding a plan’s funding status.  The Worker, Retiree and Employer Recovery Act of 2008 (the “WRERA”) was enacted in late 2008 and provided some funding relief to defined benefit plan sponsors affected by recent market conditions.  The WRERA allowed multiemployer plan sponsors to elect to freeze their current fund status at the same funding status as the preceding plan year (for example, a calendar year plan that was not in critical or endangered status for 2008 was able to elect to retain that status for 2009), and sponsors of multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009 were allowed a three-year extension of funding improvement or rehabilitation plans (extended the timeline for these plans to accomplish their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans).  Additionally, if we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits.  Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans or the inability of plan sponsors to meet the funding or rehabilitation requirements would be material to our business financial condition, results of operations and cash flows.

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

Instability in the financial and credit sectors may impact our business and financial condition in ways that we currently cannot predict.

Adverse or worsening economic trends could have a negative impact on our suppliers and our customers and their financial condition and liquidity, which could cause them to fail to meet their obligations to us and could have a material adverse effect on our revenues, income from operations and cash flows.  The uncertainty and volatility of the financial and credit sectors could have further impacts on our business and financial condition that we currently cannot predict or anticipate.

Turmoil in the global financial system could have an impact on our business and our financial condition.  Accordingly, our ability to access the capital markets could be restricted or be available only on unfavorable terms.  Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our ability to execute our long-term growth strategy.  Ultimately, we could be required to reduce our future capital expenditures substantially.  Such a reduction could have a material adverse effect on our revenues, income from operations and cash flows.

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

We have approximately $55.0 million of outstanding senior indebtedness represented by the Convertible Notes. The Revolving Facility provides for aggregate borrowings up to $75.0 million. As of December 31, 2011, we had approximately $15.1 million drawn under the Revolving Facility. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences to you, including the following:

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

The Revolving Facility contains certain financial covenants, including compliance with a fixed charge coverage ratio if our Availability (as defined in the Credit Agreement) falls below a certain threshold.  In addition, the Revolving Facility requires us to comply with various operational and other covenants. The Indenture for the Convertible Notes also contains a financial covenant for compliance with a consolidated secured debt ratio (as defined in the Indenture).  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” for a discussion of the financial covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately.  Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default.  If we were required to repurchase the Convertible Notes or any of our other debt securities upon a change of control, we may not be able to refinance or restructure the payments on those debt securities.  If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the Revolving Facility, the lenders thereunder could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against the collateral which secures our obligations under the Revolving Facility on a first-priority basis, which also secures the Convertible Notes on a second-priority basis.  Any such actions could force us into bankruptcy or liquidation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Facilities

The table below lists our concrete plants as of March 12, 2012.  We believe these plants are sufficient for our current needs. The ready-mixed concrete volumes shown are the volumes each location produced in 2011.

	Ready-Mixed Concrete Plants						Ready-Mixed
							Concrete
	Owned		Leased				Volume
Locations	Fixed	Portable	Fixed	Portable	Total	Precast Plants	(in thousands of cubic yards)
Ready-Mixed Concrete and Concrete-Related Products Segment:
Northern California	14	2	2	—	18	—	1,164
Atlantic Region	18	5	1	1	25	—	935
Texas / Oklahoma	58	3	1	—	62	—	1,948
Precast Concrete Products Segment:
Northern California	—	—	—	—	—	3	—
Southern California/Arizona	—	—	—	—	—	3	—
Pennsylvania	—	—	—	—	—	1	—
Total Company	90	10	4	1	105	7	4,047

We produce crushed stone aggregates, sand and gravel, from seven aggregates facilities located in Texas and New Jersey. We also own two aggregate quarries that are leased to third parties and we receive a royalty based on the volume of product produced and sold from the quarries during the terms of the leases. We sell aggregates produced from the five facilities in Texas and New Jersey for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.0 million tons of aggregates in 2011, with Texas producing 40% and New Jersey 60% of that total production. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with minimal supply of our annual consumption of aggregates.

Equipment

As of December 31, 2011, we had a fleet of over 800 owned and leased mixer trucks and 1,123 other vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our mixer trucks is approximately ten years.

For additional information related to our properties, see Item 1 of this report.

Item 3.    Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 18, “Commitments and Contingencies,” to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 99.1 to this annual report.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock that was cancelled as a result of our Plan of Reorganization (the “Old Common Stock”) ceased trading on the NASDAQ Global Select Market on May 10, 2010 and was traded in the over-the-counter market under the symbol RMIX.PK until the Effective Date of our Plan of Reorganization on August 31, 2010. Upon the Effective Date of the Plan, the Old Common Stock was cancelled and holders of the Old Common Stock received Class A Warrants and Class B Warrants. The holders of the Old Notes were issued 11.9 million shares of new common stock on the Effective Date which began trading on the over-the-counter Bulletin Board (the “OTC Bulletin Board” or “OTC BB”) on October 15, 2010 under the symbol “USCR”. Our new common stock was listed and began trading on the NASDAQ Capital Market on February 1, 2011 under the symbol “USCR”. The share price of the Old Common Stock bears no relation to the share price of the new common stock.

As of March 5, 2012, shares of our common stock were held by approximately 1,219 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

The closing price for our common stock on the NASDAQ on March 9, 2012 was $4.97 per share. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2011 (Successor)
	High	Low
First Quarter	$12.03	$7.75
Second Quarter	$9.79	$8.04
Third Quarter	$8.85	$4.00
Fourth Quarter	$4.50	$1.90

There were no trades of our common stock from the Effective Date (August 31, 2010) through October 14, 2010.

	2010 (Successor)		2010 (Predecessor)
	High	Low	High	Low
First Quarter	—	—	$1.14	$0.32
Second Quarter	—	—	$1.02	$0.21
July 1 – August 31	—	—	$0.24	$0.10
Sept 1 – Sept 30	—	—	—	—
Oct 15 – Dec 31	$10.00	$6.76	—	—

We have not paid or declared any dividends since our formation and currently do not intend to pay dividends in 2012. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 10 to our consolidated financial statements in this report.

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2011, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans (in thousands). These plans use or are based on shares of our common stock.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	178	17.23	804

(1)
We adopted a management equity incentive plan (the “Incentive Plan”) via approval of the Bankruptcy Court, effective as of August 31, 2010, under which 9.5% of the equity of the reorganized Company authorized pursuant to the Plan, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the reorganized Company. The Incentive Plan enables us to grant stock options, stock appreciation rights, stock awards, cash awards and performance awards. We reserved 2.2 million shares of common stock for use in connection with the Incentive Plan and as of December 31, 2011, there were 0.8 million shares remaining for future issuance. The shares issued under the Incentive Plan and excluded from the number of securities remaining for future issuance, include stock options, restricted stock units and restricted stock.

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

We derive all our revenues from the sale of ready-mixed concrete, precast concrete and concrete-related products to the construction industry in the United States. We typically sell our products under purchase orders that require us to formulate, prepare and deliver the product to our customers’ job sites.  The principal states in which we operate are Texas, California and New Jersey/New York.  Revenue from continuing operations was 33% in 2011 and 36% in 2010 in Texas, 37% in 2011 and 33% in 2010 in California, and 19% in both 2011 and 2010 in New Jersey/New York. We serve substantially all segments of the construction industry in our markets.  Our customers include contractors for commercial and industrial, residential, street and highway and other public works construction. The approximate percentages of our concrete product revenue by construction type activity were as follows in 2011 and 2010:

	2011	2010
Commercial and industrial	63%	55%
Residential	16%	19%
Street, highway and other public works	21%	26%

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

Market Trends

Since the middle of 2006, the United States building materials construction market has been challenging.  The construction industry, particularly the ready-mixed concrete industry, has been characterized by significant overcapacity and fierce competitive activity. For the three months and year ended December 31, 2011, our ready-mix concrete sales volume increased 11.9% and 6.3%, respectively, compared to the same periods of 2010. As a result of this higher sales volume and higher ready-mix sales prices, we experienced increases in our revenue period-over-period. We saw higher average ready-mix sales prices in most of our major markets during the fourth quarter of 2011 and have experienced increases in these prices on a consolidated basis over the last three consecutive fiscal quarters. However, we have also experienced higher raw materials and fuel costs which have offset these improved volumes and average sales prices. While, our average sales prices were higher during the fourth quarter of 2011, the recessionary conditions affecting our industry continue to put a strain on sales prices and our operating results. As a result of these conditions, we continue to closely monitor our operating costs and capital expenditures.

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

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	further declines in gross margins due to shifts in our project mix or increases in the cost of our raw materials and fuel; and

•
any deterioration in our ability to collect our accounts receivable from customers as a result of further weakening in construction demand or as a result of payment difficulties experienced by our customers.

•	inclement weather beyond normal patterns that could effect our concrete volumes.

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

As of December 31, 2011, and based on consolidated cash flows for the four fiscal quarters ended December 31, 2011, our consolidated secured debt ratio was 8.94 : 1.00. However, the first required testing date for this ratio is as of April 30, 2012 based upon consolidated cash flows for the four fiscal quarters ending March 31, 2012. We believe that we will meet the consolidated secured debt ratio in April 2012. However, in the event that we are not able to meet this ratio then or in the future based on the factors described above, we would need to seek an amendment to the Indenture to provide relief from this covenant. If we do not meet this ratio in April 2012 or thereafter and are unable to obtain an amendment or waiver of default, we could be in default under the Indenture as described below and, among other things, the amount we may borrow under the Credit Agreement could be restricted. Additionally, if our borrowings under the Credit Agreement are restricted, we may not have adequate liquidity to fund our operations. If we were to exceed the consolidated secured debt ratio, this would constitute an event of default under the Indenture if we failed to comply for 30 days after notice of the failure has been given to us by the Trustee or by holders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding. If an event of default occurs under the Indenture, the Trustee, or holders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding, may accelerate all aggregate principal and accrued and unpaid interest outstanding, which would become immediately due and payable. An event of default could also trigger cross default provisions in the Credit Agreement which could allow these creditors to accelerate outstanding indebtedness. Absent a waiver, amendment or adequate liquidity to fund operations, we would need to reduce or delay capital expenditures, sell assets, obtain additional capital or restructure or refinance our indebtedness. There can be no assurance that we could obtain additional capital or acceptable financing.

The following key financial measurements reflect our financial position and capital resources as of December 31, 2011, 2010 and 2009 (dollars in thousands):

	2011 (Successor)	2010 (Successor)
Cash and cash equivalents	$4,229	$5,290
Working capital	$52,998	$38,231
Total debt	$61,086	$53,181

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

The discussion that follows provides a description of our arrangements relating to outstanding indebtedness.

Senior Secured Credit Facility due 2014

On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). On November 3, 2011, we entered into the First Amendment to the Credit Agreement. The Credit Agreement matures in August 2014. As of December 31, 2011, we had outstanding borrowings of $15.1 million and $18.7 million of undrawn standby letters of credit under the Revolving Facility. See above for a discussion of the consolidated secured debt ratio included in the Indenture governing our Convertible Notes that could restrict borrowing under the Credit Agreement beginning April 2012.

Under the First Amendment to the Credit Agreement, there is an availability block of $10.0 million. Additionally, beginning on April 1, 2012, at any time that Availability (as defined in the Credit Agreement) is less than $15.0 million, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the trailing twelve month period until Availability is greater than or equal to $15.0 million for a period of 30 consecutive days. For the trailing twelve month period ending December 31, 2011, our fixed charge coverage ratio was 0.44 to 1. Availability under the Revolving Facility was approximately $31.2 million, after reduction of the $10.0 million block at December 31, 2011.

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

Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve-month period ending on the last day of each fiscal quarter thereafter. Our capital expenditures were $6.4 million for the trailing twelve-month period ended December 31, 2011, which was below the $34.7 million representing 7% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.

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

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering contemplated by the Plan of Reorganization.  The Convertible Notes are governed by the Indenture, dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

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

 Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate, and the fair value of our Convertible Notes was approximately $53.8 million and $63.0 million, including the embedded derivative, at December 31, 2011 and 2010, respectively. The fair value of the embedded derivative in our Convertible Notes that was bifurcated and separately valued was $1.6 million and $12.5 million at December 31, 2011 and 2010, respectively. The fair value of issued warrants was $0.7 million and $3.2 million at December 31, 2011 and 2010, respectively. See Note 11 to our consolidated financial statements for further information regarding our derivative liabilities.

Cash Flow

The net cash provided by or used in our operating, investing and financing activities is presented below (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Period from September 1 through December 31, 2010	Period from January 1 through August 31, 2010	Year Ended December 31, 2009

Net cash provided by (used in):
Operating activities	$(1,544)	$(5,680)	$(26,046)	$8,011
Investing activities	(3,929)	(3,075)	(4,223)	(9,018)
Financing activities	4,412	7,592	32,493	(87)
Net increase (decrease) in cash	$(1,061)	$(1,163)	$2,224	$(1,094)

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash used in operating activities was $1.5 million for the year ended December 31, 2011, compared to net cash used in operating activities of $31.7 million in 2010. The change in the 2011 period was principally a result of higher profitability and lower cash payments related to our restructuring. Profitability was higher in the 2011 period due partially to the redemption of our 60% interest in Superior in September 2010 and due to our restructuring. During 2010, we made cash payments related to our reorganization of approximately $16.1 million.

Net cash used in operating activities was $31.7 million for the year ended December 31, 2010, compared to net cash provided by operating activities of $8.0 million in 2009. The change in 2010 was primarily the result of lower profitability, lower interest payments and cash payments for professional fees related to our reorganization in 2010. During 2010, we made cash payments related to our reorganization of approximately $16.1 million. Interest payments were lower by approximately $20.7 million in 2010 compared to 2009 primarily due to the cancellation of our Old Notes. Additionally, in 2009, our working capital needs were lower due to the rapid decline in our volume of business as compared to 2010.

We used $3.9 million of cash in investing activities in 2011 and used $7.3 million in 2010. The change during 2011 was primarily attributable to more disposals of assets when compared to 2010. In 2011, we disposed of certain assets, land and equipment that were deemed to be excess assets.

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

Our net cash provided by financing activities was $4.4 million in 2011 and $40.1 million in 2010. Our financing activities in 2011 consisted primarily of $6.8 million of net borrowings necessary to operate our business. These net borrowings in 2011 were partially offset by $0.8 million of note payments in 2011 related to the acquisition of assets in our west Texas market in October 2010 and a $0.8 million payment in 2011 related to the redemption of our interest in the Michigan joint venture in September 2010. In 2010, we had gross proceeds of $55.0 million from our Convertible Notes obtained upon the Effective Date partially offset by financing costs. In addition, the Superior minority owner made a $2.5 million contribution to Superior in the first quarter of 2010.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  For additional discussion on our operating leases, see Note 18 to our consolidated financial statements in this report.

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2011 (in millions):

Contractual obligations	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Principal on debt	$71.8	$0.5	$16.0	$55.3	$-
Interest on debt (1)	19.6	5.2	10.5	3.9	-
Capital leases	0.4	0.1	0.3	-	-
Operating leases	53.6	9.5	17.1	13.6	13.4
Total	$145.4	$15.3	$43.9	$72.8	$13.4

(1)	Interest payments due under the Convertible Notes.

The following are our commercial commitment expirations as of December 31, 2011 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years

Standby letters of credit	$18.7	$18.7	$-	$-	$-
Performance bonds	68.0	68.0	-	-	-
Total	$86.7	$86.7	$-	$-	$-

The standby letters of credit and performance bonds have not been drawn upon as of December 31, 2011. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above:  accrued employment costs, income tax contingencies, insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.  As of December 31, 2011, the total unrecognized tax benefit related to uncertain tax positions was $6.6 million.  It is possible that a reduction of $0.6 million may occur within the next 12 months.

Acquisitions and Divestitures

Redemption of Superior Interest

In August 2010, we entered into a redemption agreement to have our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”), redeemed by Superior. At the closing of the redemption on September 30, 2010, the Company and certain of our subsidiaries paid $640,000 in cash and issued a $1.5 million promissory note to Superior as partial consideration for certain indemnifications and other consideration provided by the minority owner and their new joint venture partner pursuant to the redemption agreement. In January 2011 and January 2012, we made payments of $750,000 each to complete payment of the note.

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus the value of the inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.8 million during the year ended December 31, 2011.

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

Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets.  The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. Reporting units are organized based on our two product segments ((1) ready-mixed concrete and concrete related products and (2) precast concrete products) and geographic regions. We did not have a goodwill balance after the implementation of fresh start accounting on August 31, 2010. We acquired three ready-mix concrete plants during October 2010 which resulted in the recording of approximately $1.5 million of goodwill. This goodwill was tested for impairment on October 1, 2011 and there was no impairment.

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

Market Approach - Multiples of Sales and EBITDA.  This valuation approach utilizes publicly traded construction materials companies’ enterprise values, as compared to their recent sales and EBITDA information. Multiples of sales and EBITDA are used as a valuation metric to our most recent financial performance.  We use sales as an indicator of demand for our products/services and EBITDA because it is a widely used key indicator of the cash generating capacity of construction material companies.

Market Approach - Comparisons of Recent Transactions.  This valuation approach uses publicly available information regarding recent third-party sales transactions in our industry to derive a valuation metric of the target’s respective enterprise values over their EBITDA amounts.  For 2011, we did not weigh this market approach because current economic conditions did not yield significant recent transactions to derive an appropriate valuation metric.  We utilize this valuation metric to derive a “what if” sales transaction comparable, fair-value estimate.

We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for the construction materials industry and widely accepted by investors.  The estimated fair value of each reporting unit would change if our weighting assumptions under the three valuation approaches were materially modified.  For the year ended December 31, 2011, we weighted the Income Approach-Discounted Cash Flows 45% and the Market Approach Multiples of Sales and EBITDA 55%.  No weighting was used in 2011 for the Market Approach – comparison of Recent Transactions because current economic conditions did not yield significant recent transactions to derive an appropriate valuation metric.

See Note 2 to our consolidated financial statements included in this report for additional information about our goodwill.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  We believe our workers’ compensation, automobile and general liability per occurrence retentions are consistent with industry practices, although there are variations among our business units.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $9.9 million as of December 31, 2011, compared to $10.6 million as of December 31, 2010, which is currently classified in accrued liabilities. The decrease in 2011 was primarily attributable to improved loss experience.

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

We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Based on the assessment, we recorded a valuation allowance of $38.8 million at December 31, 2011 and $36.5 million at December 31, 2010.  In determining the valuation allowance in 2011 and 2010, we used such factors as (i) cumulative federal taxable losses, (ii) the amount of deferred tax liabilities that we generally expect to reverse in the same period and jurisdiction that are of the same character as the temporary differences giving rise to our deferred tax assets and (iii) certain tax contingencies under authoritative accounting guidance related to accounting for uncertainty in income taxes which, should they materialize, would be offset by our net operating loss generated in 2008 through 2011.  We provided a valuation allowance in 2011 and 2010 related to certain federal and state income tax attributes we did not believe we could utilize within the tax carryforward periods.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  See Note 15 to the consolidated financial statements for further discussion.

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

Derivative Instruments

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of warrants and Convertible Notes associated with the emergence from Chapter 11 on August 31, 2010.  None of our derivatives manage business risk or are executed for speculative purposes. All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. Fair value is estimated using a lattice model for the Convertible Notes embedded derivative and a Black-Scholes model for the warrants. The key inputs in determining fair value of our derivative liabilities of $2.3 million and $15.7 million at December 31, 2011 and 2010, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period.

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

Results of Operations

The following table sets forth selected historical statement of operations information and that information as a percentage of sales for each of the periods indicated.  The eight-month period ended August 31, 2010 and the four-month period ended December 31, 2010 are distinct reporting periods as a result of our emergence from Chapter 11 on August 31, 2010 and the application of fresh start accounting. For a discussion on the results of operations we have combined the eight-month period ended August 31, 2010 with the four-month period ended December 31, 2010 in order to provide comparability of such information to the year ended December 31, 2011.

	(amounts in thousands, except selling prices)

	Successor				Predecessor
Revenue:	Year Ended December 31, 2011		Period from September 1 through December 31, 2010		Period from January 1 through August 31, 2010
Ready-mixed concrete and concrete-related products	$444,064	89.7	$141,132	92.3	$272,488	90.0
Precast concrete products	66,972	13.5	16,561	10.8	39,457	13.0
Intercompany revenue	(16,028)	(3.2)	(4,745)	(3.1)	(9,197)	(3.0)
Total revenue	$495,008	100.0%	$152,948	100.0%	$302,748	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$374,373	75.6	$115,880	75.9	$228,294	75.4
Precast concrete products	62,359	12.6	15,043	9.8	33,536	11.1
Selling, general and administrative expenses	55,826	11.3	19,603	12.8	39,241	13.0
(Gain) loss on sale of assets	(1,221)	(0.2)	(11)	(0.0)	78	0.0
Depreciation, depletion and amortization	19,662	4.0	6,882	4.5	16,862	5.6
Loss from continuing operations	(15,991)	(3.3)	(4,449)	(3.0)	(15,263)	(5.1)
Interest expense, net	(11,057)	(2.2)	(3,385)	(2.2)	(17,369)	(5.7)
Derivative income	13,422	2.7	996	0.7	—	—
Other income, net	1,141	0.2	136	0.1	534	0.2
Loss from continuing operations before reorganization items and income taxes	(12,485)	(2.6)	(6,702)	(4.4)	(32,098)	(10.6)
Reorganization items	—	—	—	—	59,191	19.6
Income (loss) from continuing operations before income taxes	(12,485)	(2.6)	(6,702)	(4.4)	27,093	9.0
Income tax provision (benefit)	(782)	(0.2)	(948)	(0.6)	1,576	0.6
Net income (loss) from continuing operations	(11,703)	(2.4)	(5,754)	(3.8)	25,517	8.4
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	—	—	(12,672)	(4.2)
Net income (loss) attributable to stockholders	$(11,703)	(2.4)%	$(5,754)	(3.8)%	$12,845	4.2%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$94.48		$93.53		$92.04
Sales volume in cubic yards	4,047		1,280		2,525

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment increased $30.4 million, or 7.4%, from $413.6 million in 2010 to $444.1 million in 2011.  Our ready-mixed sales volume for 2011 was approximately 4.0 million cubic yards, up 6.4% from the 3.8 million cubic yards of concrete we sold in 2010. We also  experienced an approximate 2.1% increase in the ready-mix average sales price per cubic yard during 2011, as compared to 2010. Our volume and average sales prices were higher in most of our major markets. The improvement in volume was due primarily to an increase in the commercial construction activity.

Precast concrete products.  Revenue from our precast concrete products segment was up $11.0 million, or 19.6%, from $56.0 million in 2010 to $67.0 million in 2011.  This increase is reflected by a rise in revenues from public works and infrastructure construction in our southern California and mid-Atlantic markets.  This was offset by lower revenue for commercial construction in most of our markets.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment increased $30.2 million, or 8.8%, from $344.2 million in 2010 to $374.4 million in 2011.  This increase was due primarily to the increase in ready-mix volume in 2011 compared to 2010. As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 84.3% in 2011, as compared to 83.2% in 2010.  The increase in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue was primarily attributable to higher fuel costs and plant costs, as compared to 2010.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment increased $13.8 million, or 28.4%, to $62.4 million in 2011 from $48.6 million in 2010. This increase was attributable to the increase in commercial construction activity in our southern California and mid-Atlantic markets. As a percentage of precast concrete revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose from 86.7% in 2010 to 93.1% in 2011. This increase primarily reflected the results of lower margin projects in our southern California and mid-Atlantic markets.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $3.0 million, or 5.1%, to $55.8 million in 2011 from $58.8 million in 2010.  We experienced lower costs during the year ended December 31, 2011 partially due to reduced professional fees as a result of our restructuring of approximately $7.8 million. Partially offsetting these reduced costs during 2011 was approximately $2.8 million of costs related to the departure of our former President and Chief Executive Officer and the costs related to the hiring of our new President and Chief Executive Officer in August 2011. The 2010 expenses also included a $1.0 million reduction of expense due to the settlement of a class action lawsuit in California for an amount that was below our previous estimate.

Gain (loss) on sale of assets. We had a gain on sale of assets of $1.2 million in 2011, compared to a loss of $0.1 million in 2010. The gain in 2011 was primarily due to increased sales of excess vehicles, land and equipment when compared to 2010.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense for 2011 decreased $4.1 million to $19.7 million, as compared to $23.7 million for 2010, primarily due to lower asset valuations after the application of fresh-start accounting on August 31, 2010 and certain assets becoming fully depreciated.

Interest expense, net.  Net interest expense for 2011 was down approximately $9.7 million, or 46.7%, to $11.1 million, compared to $20.8 million for 2010.  This decrease was due primarily to the cancellation of our 8.375% Senior Subordinated Notes (the “Old Notes”) in accordance with the consummation of the Plan of Reorganization on August 31, 2010. This decrease was partially offset by higher borrowings under the revolving credit facility, higher non-cash amortization of deferred financing costs related to the Convertible Notes and higher non-cash accretion of the recorded discount on the Convertible Notes.

Derivative income. During the year ended December 31, 2011, we recorded derivative income of approximately $13.4 million related to fair value changes in our embedded Convertible Notes derivative and warrants, which was an increase of $12.4 million in comparison to the gain of $1.0 recorded in 2010.  All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. During the years ended December 31, 2011 and 2010, we recorded income from fair value changes in our Convertible Notes embedded derivative of approximately $10.9 million and $1.1 million, respectively. This income was due primarily to a decrease in the price of our common stock and changes in our stock price volatility. Additionally, we recorded income from fair value changes in our warrants of approximately $2.6 million during the year ended December 31, 2011 due primarily to a decrease in the price of our common stock.

Reorganization items.  In accordance with authoritative accounting guidance, separate disclosure is required for reorganization items, such as certain expenses, provisions for losses and other charges directly associated with or resulting from the reorganization and restructuring of our business, which were realized or incurred during the Chapter 11 Cases. The net gain from reorganization items of $59.2 million during the eight-month period ended August 31, 2010 consisted of a $151.9 million gain on the cancellation of the Old Notes, partially offset by a $79.0 million loss on asset valuations resulting from fresh start accounting and $13.7 million of professional fees and other reorganization costs. There was no gain or loss recorded in 2011 for reorganization items.

Income tax provision (benefit).  We recorded an income tax benefit of approximately $0.8 for the year ended December 31, 2011.  We recorded income tax expense allocated to continuing operations equal to approximately $1.6 million for the eight month period ended August 31, 2010 and an income tax benefit of $0.9 million for the four month period ended December 31, 2010. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of December 31, 2011 and 2010, for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of December 31, 2011 and 2010 was $1.1 million and $0.7 million, respectively.

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

Loss from discontinued operations.  In August 2010, we entered into a redemption agreement to exit the Michigan market with the divestiture of our interest in Superior. This divestiture closed in September 2010. The results of operations of Superior have been included as discontinued operations for the year ended December 31, 2010.

The following table sets forth selected historical statement of operations information and that information as a percentage of sales for each of the periods indicated.  The eight-month period ended August 31, 2010 and the four-month period ended December 31, 2010 are distinct reporting periods as a result of our emergence from Chapter 11 on August 31, 2010 and the application of fresh start accounting. For a discussion on the results of operations we have combined the eight-month period ended August 31, 2010 with the four-month period ended December 31, 2010 in order to provide comparability of such information to the year ended December 31, 2009.

	(amounts in thousands, except selling prices)

	Successor		Predecessor
Revenue:	Period from September 1 through December 31, 2010		Period from January 1 through August 31, 2010		Year Ended December 31, 2009
Ready-mixed concrete and concrete-related products	$141,132	92.3	$272,488	90.0	$442,663	91.2
Precast concrete products	16,561	10.8	39,457	13.0	56,959	11.7
Intercompany revenue	(4,745)	(3.1)	(9,197)	(3.0)	(14,229)	(2.9)
Total revenue	$152,948	100.0%	$302,748	100.0%	$485,393	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$115,880	75.9	$228,294	75.4	$364,934	75.2
Precast concrete products	15,043	9.8	33,536	11.1	45,511	9.4
Goodwill and other asset impairments	—	—	—	—	47,595	9.8
Selling, general and administrative expenses	19,603	12.8	39,241	13.0	60,075	12.4
(Gain) loss on sale of assets	(11)	(0.0)	78	0.0	2,395	0.5
Depreciation, depletion and amortization	6,882	4.5	16,862	5.6	26,325	5.4
Loss from continuing operations	(4,449)	(3.0)	(15,263)	(5.1)	(61,442)	(12.7)
Interest expense, net	(3,385)	(2.2)	(17,369)	(5.7)	(25,941)	(5.3)
Gain on purchases of senior subordinated notes	—	—	—	—	7,406	1.5
Derivative income	996	0.7	—	—	—	—
Other income, net	136	0.1	534	0.2	1,308	0.3
Loss from continuing operations before reorganization items and income taxes	(6,702)	(4.4)	(32,098)	(10.6)	(78,669)	(16.2)
Reorganization items	—	—	59,191	19.6	—	—
Income (loss) from continuing operations before income taxes	(6,702)	(4.4)	27,093	9.0	(78,669)	(16.2)
Income tax provision (benefit)	(948)	(0.6)	1,576	0.6	(315)	0.0
Net income (loss) from continuing operations	(5,754)	(3.8)	25,517	8.4	(78,354)	(16.2)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	(12,672)	(4.2)	(9,884)	(2.0)
Net income (loss) attributable to stockholders	$(5,754)	(3.8)%	$12,845	4.2%	$(88,238)	(18.2)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$93.53		$92.04		$96.38
Sales volume in cubic yards	1,280		2,525		3,948

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

Loss from discontinued operations.  In August 2010, the Company entered into a redemption agreement to exit the Michigan market with the divestiture of its interest in Superior. This divestiture closed in September 2010. In connection with the divestiture of Superior, we paid $640,000 in cash and issued the Promissory Note which required that we pay Superior $750,000 on or before each of January 1, 2011 and January 1, 2012 in return for a release of certain liabilities and obligations and indemnification related to contingent underfunded pension liabilities. The $11.8 million loss related to the Redemption and results of operations of Superior have been included as discontinued operations for all periods presented. The allocable share of net loss of Superior to the minority interest owner (non-controlling interest), has also been reflected in discontinued operations for all periods presented.

Inflation

We experienced minimal increases in operating costs during 2009 through 2011 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. We have experienced increases in our fuel costs due to higher diesel fuel prices during 2010 and 2011. While we are able to pass some of this cost on in the form of higher prices for our products, the cost of fuel has risen more sharply than our prices.

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

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $2.3 million and $15.7 million at December 31, 2011 and 2010, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $0.7 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the warrant derivative liability and income of approximately $0.7 million. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $2.1 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the value of our embedded Convertible Notes derivative liability and income of approximately $2.1 million. During the year ended December 31, 2011, we recorded income from fair value changes in our embedded Convertible Notes derivative of approximately $10.8 million, due primarily to a decrease in the price of our common stock. Additionally, we recorded income from fair value changes in our warrants of approximately $2.6 million during the year ended December 31, 2011, due primarily to the decrease in the price of our common stock.

Borrowings under our Credit Agreement expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the agreement. Based on the $15.1 million outstanding under this facility as of December 31, 2011, a one percent change in the applicable rate would change our annual interest expense by $0.2 million.

Our operations are subject to factors affecting the overall strength of the U.S. economy and economic conditions impacting financial institutions, including the level of interest rates, availability of funds for construction and level of general construction activity.  A significant decrease in the level of general construction activity in any of our market areas has had and may continue to have a material adverse effect on our consolidated revenues and earnings.

Item 8.       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2011 and for the period from September 1, 2010 through December 31, 2010 present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries (Successor) at December 31, 2011 and 2010, and the results of their operations and their cash flows for the year ended December 31, 2011 and for the period from September 1, 2010 through December 31, 2010  in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Joint Plan of Reorganization (the "Plan") on July 29, 2010.  Confirmation of the Plan resulted in the discharge of all outstanding obligations under the Company's 8.375% Senior Subordinated Notes and substantially alters the rights and interests of equity security holders as provided for in the Plan.  The Plan was consummated on August 31, 2010 and the Company emerged from Bankruptcy.  In connection with its emergence from bankruptcy, the Company adopted fresh start accounting on August 31, 2010.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 14, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:

 In our opinion, the accompanying consolidated statements of operations, changes in equity and cash flows for the period from January 1, 2010 through August 31, 2010 and for the year ended December 31, 2009 present fairly, in all material respects, the results of operations and cash flows of U.S. Concrete, Inc. and its subsidiaries (Predecessor) for the period from January 1, 2010 through August 31, 2010 and for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company and substantially all of its subsidiaries filed a petition on April 29, 2010 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Joint Plan of Reorganization was consummated on August 31, 2010 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 11, 2011

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts)

	December 31,
	(Successor) 2011	(Successor) 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,229	$5,290
Trade accounts receivable, net	82,195	74,534
Inventories	33,156	29,396
Deferred income taxes	4,573	4,042
Prepaid expenses	3,785	3,803
Other current assets	5,962	6,366
Total current assets	133,900	123,431
Property, plant and equipment, net	126,225	140,274
Goodwill	1,481	1,481
Other assets	8,048	9,529
Assets held for sale	—	813
Total assets	$269,654	$275,528

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$615	$1,164
Accounts payable	46,749	37,056
Accrued liabilities	31,233	31,253
Derivative liabilities	2,305	15,727
Total current liabilities	80,902	85,200
Long-term debt, net of current maturities	60,471	52,017
Other long-term obligations and deferred credits	6,547	7,429
Deferred income taxes	5,654	4,749
Total liabilities	153,574	149,395

Commitments and contingencies (Note 18)

Equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000 shares authorized; 12,867 and 11,928 shares issued and outstanding as of December 31, 2011 and 2010)	13	12
Additional paid-in capital	133,939	131,875
Accumulated deficit	(17,457)	(5,754)
Cost of treasury stock, 60 common shares as of December 31, 2011	(415)	—
Total equity	116,080	126,133
Total liabilities and equity	$269,654	$275,528

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor		Predecessor

	Year Ended December 31, 2011	Period from September 1 through December 31, 2010	Period from January 1 through August 31, 2010	Year Ended December 31, 2009
Revenue	$495,008	$152,948	$302,748	$485,393
Cost of goods sold before depreciation, depletion and amortization	436,732	130,923	261,830	410,445
Goodwill and other asset impairments	—	—	—	47,595
Selling, general and administrative expenses	55,826	19,603	39,241	60,075
(Gain) loss on sale of assets	(1,221)	(11)	78	2,395
Depreciation, depletion and amortization	19,662	6,882	16,862	26,325
Loss from continuing operations	(15,991)	(4,449)	(15,263)	(61,442)
Interest expense, net	(11,057)	(3,385)	(17,369)	(25,941)
Gain on purchases of senior subordinated notes	—	—	—	7,406
Derivative income	13,422	996	—	—
Other income, net	1,141	136	534	1,308
Loss from continuing operations before reorganization items and income taxes	(12,485)	(6,702)	(32,098)	(78,669)
Reorganization items (Note 14)	—	—	59,191	—
Income (loss) from continuing operations before income taxes	(12,485)	(6,702)	27,093	(78,669)
Income tax provision (benefit)	(782)	(948)	1,576	(315)
Net income (loss) from continuing operations	(11,703)	(5,754)	25,517	(78,354)
Loss from discontinued operations, net of taxes and loss attributable to non-controlling interest	—	—	(12,672)	(9,884)
Net income (loss) attributable to stockholders	$(11,703)	$(5,754)	$12,845	$(88,238)

Income (loss) per share attributable to stockholders:
Net income (loss) from continuing operations	$(0.97)	$(0.48)	$0.70	$(2.17)
Loss from discontinued operations, net of income tax	—	—	(0.35)	(0.27)
Net income (loss)	$(0.97)	$(0.48)	$0.35	$(2.44)

Weighted average shares outstanding:
Basic and diluted	12,029	11,928	36,699	36,169

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Non- Controlling Interest	Total Equity (Deficit)
BALANCE, December 31, 2008 (Predecessor)	36,793	$37	$265,453	$(192,564)	$(3,130)	$10,567	$80,363
Employee purchase of ESPP shares	408	—	472	—	—	—	472
Stock-based compensation	497	1	2,381	—	—	—	2,382
Cancellation of shares	(47)	—	—	—	—	—	—
Purchase of treasury shares	(93)	—	—	—	(154)	—	(154)
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	1,609	1,609
Net loss	—	—	—	(88,238)	—	(6,625)	(94,863)
BALANCE, December 31, 2009 (Predecessor)	37,558	$38	$268,306	$(280,802)	$(3,284)	$5,551	$(10,191)
Stock-based compensation	—	—	1,073	—	—	—	1,073
Cancellation of shares	(70)	—	—	—	—	—	—
Purchase of treasury shares	(123)	—	—	—	(70)	—	(70)
Capital contribution to Superior Materials Holdings, LLC	—	—	—	—	—	2,481	2,481
Net loss	—	—	—	(55,751)	—	(8,032)	(63,783)
BALANCE, August 31, 2010 (Predecessor)	37,365	$38	$269,379	$(336,553)	$(3,354)	$—	$(70,490)
Cancellation of predecessor common stock	(37,365)	(38)	(3,316)	—	3,354	—	—
Plan of reorganization and fresh start valuation adjustments	—	—	1,895	68,595	—	—	70,490
Elimination of predecessor accumulated deficit	—	—	(267,958)	267,958	—	—	—
BALANCE, August 31, 2010 (Predecessor)	—	$—	$—	$—	$—	$—	$—
Issuance of new common stock in connection with emergence from Chapter 11	11,928	12	131,571	—	—	—	131,583
BALANCE, August 31, 2010 (Successor)	11,928	$12	$131,571	$—	$—	$—	$131,583
Stock-based compensation	—	—	304	—	—	—	304
Net loss	—	—	—	(5,754)	—	—	(5,754)
BALANCE, December 31, 2010 (Successor)	11,928	$12	$131,875	$(5,754)	$—	$—	$126,133
Stock-based compensation	999	1	2,064	—	—	—	2,065
Purchase of treasury shares	(60)	—	—	—	(415)	—	(415)
Net loss	—	—	—	(11,703)	—	—	(11,703)
BALANCE, December 31, 2011 (Successor)	12,867	$13	$133,939	$(17,457)	$(415)	$—	$116,080

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2011	Period from September 1 through December 31, 2010	Period from January 1 through August 31, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,703)	$(5,754)	$4,811	$(94,863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and other asset impairments	—	—	18,200	54,745
Reorganization items	—	—	(57,686)	—
Depreciation, depletion and amortization	19,662	6,882	18,403	29,621
Debt issuance cost amortization	3,723	1,104	7,756	1,805
Gain on purchases of senior subordinated notes	—	—	—	(7,406)
Net (gain) loss on sale of assets	(1,221)	(11)	78	2,267
Net gain on derivative	(13,422)	(996)	—	—
Deferred income taxes	374	(93)	(966)	851
Provision for doubtful accounts	1,970	567	1,200	3,282
Stock-based compensation	2,065	304	1,073	2,382
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(9,631)	10,869	(26,119)	22,136
Inventories	(3,460)	(678)	(2,310)	1,697
Prepaid expenses and other current assets	879	2,459	(3,158)	6,618
Other assets and liabilities, net	(152)	(1,002)	249	(1,708)
Accounts payable and accrued liabilities	9,372	(19,331)	12,423	(13,416)
Net cash provided by (used in) operating activities	(1,544)	(5,680)	(26,046)	8,011
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,361)	(1,790)	(4,475)	(13,939)
Payments for acquisitions	(250)	(676)	—	(5,214)
Proceeds from disposals of property, plant and equipment	2,682	31	252	10,135
Other investing activities	—	(640)	—	—
Net cash used in investing activities	(3,929)	(3,075)	(4,223)	(9,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Notes	—	—	55,000	—
Proceeds from Credit Agreement	150,239	47,214	2,063	—
Repayments on Credit Agreement	(143,442)	(39,214)	(2,063)	—
Proceeds from prepetition borrowings	—	—	51,172	190,293
Repayments of prepetition borrowings	—	—	(67,872)	(185,888)
Proceeds from debtor-in-possession facility	—	—	161,182	—
Repayments from debtor-in-possession facility	—	—	(161,182)	—
Net proceeds from (repayments on) other borrowings	—	(408)	1,251	—
Financing costs	(375)	—	(9,469)	—
Purchases of senior subordinated notes	—	—	—	(4,810)
Payments for seller financed debt and Michigan redemption	(1,595)	—	—	—
Proceeds from issuances of common stock	—	—	—	472
Purchase of treasury shares	(415)	—	(70)	(154)
Non-controlling interest capital contributions	—	—	2,481	—
Net cash provided by (used in) financing activities	4,412	7,592	32,493	(87)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,061)	(1,163)	2,224	(1,094)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,290	6,453	4,229	5,323
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,229	$5,290	$6,453	$4,229
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,180	$1,690	$2,687	$25,056
Cash (refund) paid for income taxes	$324	$(849)	$252	$(4,663)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On July 29, 2010, the United States Bankruptcy Court entered an order confirming the Joint Plan of Reorganization (the “Plan”) of the Company and certain of our subsidiaries (the “Debtors”). On August 31, 2010, (the “Effective Date”), the Debtors consummated their reorganization under the Bankruptcy Code and the Plan became effective. We applied the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852 “Reorganizations” to our financial statements while the Debtors operated under the provisions of Chapter 11 of the United States Bankruptcy Code. As of the Effective Date, we applied fresh-start accounting under the provisions of ASC 852. The adoption of fresh-start accounting resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our financial statements prior to August 31, 2010 are not comparable with our financial statements for periods on or after August 31, 2010. References to “Successor” refer to the Company on or after August 31, 2010, after giving effect to the provisions of the Plan and the application of fresh-start accounting. References to “Predecessor” refer to the Company prior to August 31, 2010.

Cash and Cash Equivalents

We record as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase. Cash held as collateral or escrowed for contingent liabilities is included in other current and noncurrent assets based on the expected release date of the underlying obligation.

Inventories

Inventories consist primarily of cement and other raw materials, precast concrete products and building materials that we hold for sale or use in the ordinary course of business. Inventories are stated at the lower of cost or fair market value using the average cost and first-in, first-out methods. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. Once the new cost basis is established, the value is not increased with any changes in circumstances that would indicate an increase after the remeasurement. If actual product demand or market conditions are less favorable than those projected by management, inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position.

Prepaid Expenses

Prepaid expenses primarily include amounts we have paid for insurance, licenses, taxes, rent and maintenance contracts. We expense or amortize all prepaid amounts as used or over the period of benefit, as applicable

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment, Net

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

We evaluate the recoverability of our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the applicable construction sector and other factors.  If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value.  Assets to be disposed of by sale are reflected at the lower of their carrying amounts, or fair values, less cost to sell. See Note 5 for further discussion of asset impairments during 2009.

Goodwill

Goodwill represents the amount by which the total purchase price we have paid for acquisitions exceeds our estimated fair value of the net tangible assets acquired.  We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets.  We test goodwill for impairment loss under a two-step approach, as defined by authoritative accounting guidance.  The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss.  This is determined by comparison of the implied fair value of the reporting units’ goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting units’ goodwill exceeds the implied fair value of that goodwill, we recognize an impairment loss as expense. See Note 2 for further discussion of goodwill.

Debt Issue Costs

We amortize debt issue costs related to our Credit Agreement and Convertible Notes as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $7.2 million and $8.7 million as of December 31, 2011 and 2010, respectively. We include unamortized debt issue costs in other assets.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Insurance Programs

We maintain third-party insurance coverage against certain risks. Under our insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  In connection with these automobile, general liability and workers’ compensation insurance programs, we have entered into standby letters of credit agreements totaling $13.8 million at December 31, 2011.  We fund our deductibles and record an expense for losses we expect under the programs.  We determine expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure.  The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  The amounts accrued for self-insured claims were $9.9 million as of December 31, 2011 and $10.6 million as of December 31, 2010.  We include those accruals in accrued liabilities.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We have a valuation allowance of $38.8 million and $36.5 million as of December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate, and the fair value of our Convertible Notes was approximately $53.8 million at December 31, 2011. The fair value of the embedded derivative in our Convertible Notes that was bifurcated and separately valued was $1.6 million at December 31, 2011 and the fair value of issued warrants was $0.7 at the same date. See Note 11 to our consolidated financial statements for further information regarding our derivative liabilities.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2011, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock, restricted stock units and stock options.  The Convertible Notes may be converted into 5.2 million shares of our common stock and as of December 31, 2011, there were restricted stock, restricted stock units and stock options that could result in the inclusion of 0.8 million shares of common stock in the diluted earnings per share calculation. For the years ended December 31, 2010 and 2009 our potentially dilutive shares included stock options and stock awards. These potentially dilutive shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 because their effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For each of the three years in the period ended December 31, 2011, no differences existed between our consolidated net income and our consolidated comprehensive income.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative accounting guidance related to “Disclosures about an Employer's Participation in a Multiemployer Plan,” which amended existing authoritative accounting guidance related to “Compensation-Retirement Benefits-Multiemployer Plans.” The update requires additional disclosures regarding the significant multiemployer plans in which an employer participates, the level of an employer's participation including contributions made, and whether the contributions made represent more than five percent of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant multiemployer plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The guidance was effective for annual periods for fiscal years ending after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. See Note 20 for this disclosure.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.     GOODWILL

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are highest revenue and production months) and outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets.  The impairment test we use consists of comparing our estimates of the current fair values of our reporting units with their carrying amounts. We currently have eight reporting units and only one reporting unit contains goodwill.  Reporting units are organized based on our two product segments ((1) ready-mix concrete and concrete related products and (2) precast concrete products) and geographic regions. We did not have a goodwill balance after the implementation of fresh start accounting on August 31, 2010. We acquired three ready-mix concrete plants during October 2010 which resulted in the recording of approximately $1.5 million of goodwill. We tested this goodwill for impairment on October 1, 2011 and there was no impairment.

There was no impairment recorded as a result of the fourth quarter 2009 test. During the third quarter of 2009, we sold our ready-mixed concrete plants in Sacramento, California (see Note 3). These plants and operations were included in our northern California ready-mixed concrete reporting unit and $3.0 million of goodwill was allocated to these assets and included in the calculation of loss on sale.  Concurrent with this sale, we performed an impairment test on the remaining goodwill for this reporting unit and on all other reporting units with remaining goodwill as a result of economic conditions. During the third quarter of 2009, we recorded an impairment charge of $45.8 million, of which $42.2 million was related to our northern California reporting unit and the remaining amount related to our Atlantic Region reporting unit.

As of December 31, 2011 and 2010, U.S. Concrete had no intangible assets with indefinite lives other than goodwill.

The change in goodwill from January 1, 2010 to December 31, 2011 is as follows (in thousands):

	Ready- Mixed Concrete and Concrete-Related Products	Precast Concrete Products	Total
Balance at January 1, 2010 (Predecessor):
Goodwill	$332,994	$45,095	$378,089
Accumulated impairment	(328,958)	(35,068)	(364,026)
	4,036	10,027	14,063
Fresh-start accounting adjustments	(4,036)	(10,027)	(14,063)
Balance at August 31, 2010 (Successor)	—	—	—
Acquisitions (see Note 3)	1,481	—	1,481
Balance at December 31, 2010 (Successor)	$1,481	$—	$1,481

Balance at December 31, 2010 (Successor):
Goodwill	$1,481	$—	$1,481
Accumulated impairment	—	—	—
Balance at December 31, 2011 (Successor)	$1,481	$—	$1,481

3.     ACQUISITIONS, DISPOSITIONS AND ASSETS HELD FOR SALE

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At the closing of the Redemption on September 30, 2010, the Company and the Joint Venture Partners collectively paid $640,000 in cash and issued a $1.5 million promissory note (the “Promissory Note”) to Superior as partial consideration for the indemnification and other consideration provided by the Indemnifying Parties pursuant to the Redemption Agreement.  We made payments of  $750,000 in each of January 2011 and January 2012 to satisfy our obligation under this promissory note. The payment due in January 2012 is included in accrued liabilities on the condensed consolidated balance sheet. Additionally, we recognized a loss of approximately $11.8 million from the redeeming of our interest in Superior.  We and the Joint Venture Partners also agreed, for a period of five (5) years after the Closing, not to compete with Superior in the State of Michigan, subject to certain exceptions.

The results of Superior have been included in discontinued operations for the periods presented in the condensed consolidated statements of operations. See Note 4 for more information.

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus the value of the inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.8 million during the year ended December 31, 2011.

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

The pro forma impacts of our 2010 and 2009 acquisitions have not been included due to the fact that they were immaterial to our financial statements individually and in the aggregate.

4.     DISCONTINUED OPERATIONS

As disclosed in Note 3, we closed on the redemption of our 60% interest in Superior in September 2010. Accordingly, there were no assets and liabilities of Superior reflected on the consolidated balance sheet as of December 31, 2011 and 2010. In August 2010, we entered into the Redemption Agreement and, in accordance with authoritative accounting guidance, wrote the net assets of this subsidiary down to the fair value less costs to sell. Additionally, we have presented the results of operations for all periods as discontinued operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The results of discontinued operations included in the accompanying consolidated statements of operations were as follows (in thousands):

	Successor	Predecessor
	Period from September 1 through December 31, 2010	Period from January 1 through August 31, 2010	Year Ended December 31, 2009
Revenue	$5,931	$33,625	$49,092
Operating expenses	(5,782)	(37,465)	(65,602)
Gain (loss) on redemption and disposal of assets	(120)	(18,200)	128
Loss from discontinued operations, before income taxes and non-controlling interest	29	(22,040)	(16,382)
Income tax benefit (expense)	(29)	1,358	(127)
Loss from discontinued operations before non controlling interest	—	(20,682)	(16,509)
Non-controlling interest	—	8,010	6,625
Loss from discontinued operations	$—	$(12,672)	$(9,884)

5.     ASSET IMPAIRMENTS

As described in Note 3, we redeemed our interest in Superior on September 30, 2010. However, we evaluated the recoverability of all our long-lived assets during the third quarter of 2009 given economic conditions. We measured recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets.  The Michigan market was significantly impacted by the global economic downturn and by events specific to its region, including the difficult operating conditions of the U.S. automotive industry, high unemployment rates and lack of public works spending.  The decline in construction activity in each of our end-use markets negatively affected our outlook of future sales growth and cash flow.  We identified an impairment related to the property, plant and equipment in our Michigan market and recorded a charge of $8.8 million, which represents the amount that the carrying value of these assets exceeded estimated fair value. This impairment included approximately $1.6 million on assets which were 100% owned by us and not Superior. The impairment related to Superior is included in discontinued operations.

6.     STOCK-BASED COMPENSATION

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

We reserved 2.2 million shares of common stock for use in connection with the Incentive Plan and as of December 31, 2011, there were 0.8 million shares remaining for future issuance.  By no later than the fifth anniversary of the Effective Date, all shares of common stock reserved for issuance under the Incentive Plan are required to be subject to an outstanding award or to have been delivered pursuant to the settlement of an award.  Within thirty days following the Effective Date, thirty-five percent of the shares of common stock available for delivery pursuant to awards were required to be allocated to employee awards.  No more than five percent of the shares of Common Stock available for delivery pursuant to awards were to be allocated to director awards.  Each participant who receives an award in the form of restricted stock units will also concurrently receive an award for an equal amount of incentive restricted stock units (which represent the right to receive 0.35020 of a share of common stock upon satisfaction of certain criteria).

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

For the year ended December 31, 2011, we recognized stock-based compensation expense related to restricted stock, restricted stock units and stock options of approximately $2.1 million. For the four month period ended December 31, 2010, we recognized stock-based compensation expense related to restricted stock units and stock options of approximately $0.3 million. For the eight month period ended August 31, 2010, we recognized stock-based compensation expense related to restricted stock and stock options of approximately $1.1 million. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

As of December 31, 2011 and 2010, there was approximately $5.0 million and $3.3 million, respectively, of unrecognized compensation cost related to restricted stock awards and stock options which we expect to recognize over a weighted average period of approximately three years.

 Restricted Stock Units

Since August 31, 2010, we issued restricted stock units under our incentive compensation plan that generally vest over three years on a quarterly basis.  The restricted stock units are subject to restrictions on transfer and certain conditions to vesting.  During the restriction period, the holders of restricted stock units are not entitled to vote and receive dividends on those restricted units as the restricted stock units do not represent outstanding shares of our common stock.

Restricted stock unit activity from the Effective Date though December 31, 2011 was as follows (shares in thousands):

	Number of Units	Weighted- Average Gran Date Fair Value
Unvested restricted stock units outstanding at August 31, 2010	-	$-
Granted	412	8.00
Vested	-	-
Canceled	(6)	8.00
Unvested restricted stock units outstanding at December 31, 2010	406	$8.00
Granted	6	9.11
Vested	(164)	8.01
Canceled	(82)	8.00
Unvested restricted stock units outstanding at December 31, 2011	166	8.03

There was an equivalent number of incentive restricted stock units issued during the four month period ended December 31, 2010 which represent the right to receive 0.35020 of a share of common stock upon satisfaction of certain criteria. The fair value of our restricted stock units was determined based upon the stock price of our common stock on the date of grant. Compensation expense associated with awards of restricted stock units was $1.4 million and $0.3 million for the year ended December 31, 2011 and the four months ended December 31, 2010, respectively.

 Restricted Stock

During the year ended December 31, 2011, we issued restricted stock under our incentive compensation plan. The restricted stock is subject to restrictions on transfer and certain conditions to vesting.  The restricted stock either vest over four years or vest upon our stock price reaching certain thresholds. During the restriction period, the holders of restricted stock are entitled to vote and receive dividends. The restricted stock represent outstanding shares of our common stock.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock activity for the year ended December 31, 2011 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock outstanding at December 31, 2010	—	$—
Granted	836	4.87
Vested	(86)	6.00
Canceled	—	—
Unvested restricted stock outstanding at December 31, 2011	750	$4.74

The fair value of restricted stock subject only to vesting restrictions was determined based upon the stock price of our common stock on the date of grant. The fair value of restricted stock subject our common stock reaching certain thresholds was determined utilizing a financial valuation model. Compensation expense associated with awards of restricted stock under our incentive compensation plans was $0.6 million for the year ended December 31, 2011.

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

Compensation expense associated with awards of restricted stock under our predecessor incentive compensation plans was $1.0 million for the eight month period ended August 31, 2010 and $2.1 million in 2009.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The stock option grants in 2011 were not material. We granted approximately 245,000 stock options during the four month period ended December 31, 2010.  Compensation expense related to stock options was approximately $0.1 million during the year ended December 31, 2011 and approximately $30,000 during the four month period ended December 31, 2010.  Stock option activity information for the year ended December 31, 2011 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2010	240	$17.23
Granted	5	17.23
Exercised	—	—
Canceled	(67)	17.23
Options outstanding at December 31, 2011	178	$17.23
Options exercisable at December 31, 2011	88	$17.23

The aggregate intrinsic value of outstanding options and exercisable options at December 31, 2011 was zero.  The weighted average remaining contractual term for outstanding options at December 31, 2011 was approximately nine years.  The total fair value of options vested was $0.1 million in 2011. There were no options that vested during the four-month period ended December 31, 2010.

Stock option information related to the nonvested options for the year ended December 31, 2011 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted- Average Grant Date Fair Value
Nonvested options outstanding at December 31, 2010	240	$1.46
Granted	5	2.01
Vested	(88)	1.46
Canceled	(67)	1.46
Nonvested options outstanding at December 31, 2011	90	$1.48

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

There were no grants of stock options for the eight month period ended August 31, 2010. We granted 464,000 stock options for the year ended December 31, 2009. Compensation expense related to stock options was approximately $0.1 million for the eight month period ended August 31, 2010 and $0.2 million in 2009.

7.     INVENTORIES

Inventory available for sale at December 31 consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Raw materials	$22,936	$20,159
Precast products	6,772	6,518
Building materials for resale	1,992	1,897
Other	1,456	822
	$33,156	$29,396

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.     PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows (in thousands):

	December 31, 2011	December 31, 2010

Land and mineral deposits	$43,108	$43,516
Buildings and improvements	14,069	13,295
Machinery and equipment	62,100	57,124
Mixers, trucks and other vehicles	31,138	29,467
Other, including construction in progress	879	3,756
	151,294	147,158
Less: accumulated depreciation and depletion	(25,069)	(6,884)
	$126,225	$140,274

As of December 31, the carrying amounts of mineral deposits were $12.9 million in 2011 and $13.6 million in 2010.

9.     DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	Successor		Predecessor
	December 31, 2011	December 31, 2010	December 31, 2009
Balance, beginning of period	$567	$—	$3,088
Provision for doubtful accounts	1,970	567	3,282
Uncollectible receivables written off, net of recoveries	—	—	(1,106)
Balance, end of period	$2,537	$567	$5,264

The allowance for doubtful accounts receivable was $4.6 million prior to the adoption of fresh start accounting on August 31, 2010. After the adoption of fresh start accounting, the allowance for doubtful accounts receivable was zero as our accounts receivable balances were recorded at fair value.

Accrued liabilities consist of the following (in thousands):

	December 31, 2011	December 31, 2010
Accrued compensation and benefits	$4,496	$3,695
Accrued interest	664	588
Accrued insurance	10,649	11,424
Accrued property, sales and other taxes	4,251	4,191
Accrued rent	1,933	1,763
Accrued materials	4,907	3,809
Other	4,333	5,783
	$31,233	$31,253

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.   DEBT

A summary of our debt and capital leases is as follows (in thousands):

	December 31, 2011	December 31, 2010
Senior secured credit facility due 2014	$15,116	$8,000
Convertible secured notes due 2015	43,844	41,954
Notes payable and other financing	1,687	2,647
Capital leases	439	580
	61,086	53,181
Less: current maturities	615	1,164
Total long-term debt	$60,471	$52,017

The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate, and the fair value of our Convertible Notes was approximately $53.8 million, including the embedded derivative of $1.6 million, at December 31, 2011.  The carrying value at December 31, 2010 was $63.0 million, including the embedded derivative of $12.5 million.

The principal amounts due under our debt and capital leases as of December 31, 2011, for the next five years is as follows (in thousands):

Year ending December 31:
2012	$615
2013	580
2014	15,699
2015	55,349
Later years	-
$72,243

Senior Secured Credit Facility due 2014

 On August 31, 2010, we and certain of our subsidiaries entered into the Senior Secured Credit Facility due 2014 (the “Credit Agreement”), which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). On November 3, 2011, we entered into the First Amendment to the Credit Agreement. The Credit Agreement matures in August 2014. As of December 31, 2011, we had outstanding borrowings of $15.1 million and $18.7 million of undrawn standby letters of credit under the Revolving Facility. See below for a discussion of the consolidated secured debt ratio included in the Indenture governing our Convertible Notes that could restrict borrowing under the Credit Agreement beginning April 2012.

Under the First Amendment to the Credit Agreement, there is an availability block of $10.0 million. Additionally, beginning on April 1, 2012, at any time that Availability (as defined in the Credit Agreement) is less than $15.0 million, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the trailing twelve month period until Availability is greater than or equal to $15.0 million for a period of 30 consecutive days. For the trailing twelve month period ending December 31, 2011, our fixed charge coverage ratio was 0.44 to 1. Availability under the Revolving Facility was approximately $31.2 million, after reduction of the $10.0 million block at December 31, 2011. If the Credit Agreement is not adequate to fund our operations, we would need to obtain an amendment to the Credit Agreement, seek other debt financing to provide additional liquidity, or sell assets.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve-month period ending on the last day of each fiscal quarter thereafter. Our capital expenditures were $6.4 million for the trailing twelve-month period ended December 31, 2011, which was below the $34.7 million representing 7% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.

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

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes pursuant to a subscription offering contemplated by the Plan of Reorganization.  The Convertible Notes are governed by the Indenture, dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The requirement to meet a consolidated secured debt ratio under the Indenture governing our Convertible Notes (the “Indenture”) beginning April 2012 could restrict our ability to borrow the amount available under the Credit Agreement. Commencing April 1, 2012, we must meet a consolidated secured debt ratio (as defined in the Indenture), as of the last day of each fiscal month as shown below:

Consolidated
Period	Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

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

As of December 31, 2011, and based on consolidated cash flows for the four fiscal quarters ended December 31, 2011, our consolidated secured debt ratio was 8.94 : 1.00. However, the first required testing date for this ratio is as of April 30, 2012 based upon consolidated cash flows for the four fiscal quarters ending March 31, 2012.We believe that we will meet the consolidated secured debt ratio in April 2012. However, in the event that we are not able to meet this ratio then or in the future based on the factors described above, we would need to seek an amendment to the Indenture to provide relief from this covenant. If we do not meet this ratio in April 2012 or thereafter and are unable to obtain an amendment or waiver of default, we could be in default under the Indenture as described below and, among other things, the amount we may borrow under the Credit Agreement could be restricted. Additionally, if our borrowings under the Credit Agreement are restricted, we may not have adequate liquidity to fund our operations. If we were to exceed the consolidated secured debt ratio, this would constitute an event of default under the Indenture if we failed to comply for 30 days after notice of the failure has been given to us by the Trustee or by holders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding. If an event of default occurs under the Indenture, the Trustee, or holders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding, may accelerate all aggregate principal and accrued and unpaid interest outstanding, which would become immediately due and payable. An event of default could also trigger cross default provisions in the Credit Agreement which could allow these creditors to accelerate outstanding indebtedness. Absent a waiver, amendment or adequate liquidity to fund operations, we would need to reduce or delay capital expenditures, sell assets, obtain additional capital or restructure or refinance our indebtedness. There can be no assurance that we could obtain additional capital or acceptable financing.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Convertible Notes and related guarantees are also secured by a second-priority lien on the assets of the Company and the guarantors securing the Revolving Facility Obligations on a first-priority basis, including, inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.

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

Our derivative instruments are summarized as follows:

		Fair Value (Successor)
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	December 31, 2011	December 31, 2010
Warrants	Current derivative liabilities	$662	$3,224
Convertible Note embedded derivative	Current derivative liabilities	1,643	12,503
		$2,305	$15,727

The following table presents the effect of derivative instruments on the statement of operations for the year ended December 31, 2011 and the four month period ending December 31, 2010 excluding income tax effects:

Derivative Instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	Year Ended December 31, 2011	Four Months Ended December 31, 2010
Warrants	Derivative income (loss)	$2,562	$(101)
Convertible Note embedded derivative	Derivative income (loss)	10,860	1,097
		$13,422	$996

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions as of December 31, 2011 and December 31, 2010:

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$662	$—	$—	$662
Derivative – Convertible Notes Embedded Derivative(2)	1,643	—	—	1,643
	$2,305	$—	$—	$2,305

	As of December 31, 2010
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$3,224	$—	$—	$3,224
Derivative – Convertible Notes Embedded Derivative(2)	12,503	—	—	12,503
	$15,727	$—	$—	$15,727

(1)	Represents warrants issued in conjunction with our Plan of Reorganization.
(2)
Represents the compound embedded derivative included in our Convertible Notes (see Note 11). The compound embedded derivative includes the value associated with the noteholders’ conversion option, as well as certain rights to receive “make-whole” amounts. The “make-whole” provision(s) provides that, upon certain contingent events, if conversion is elected on the Convertible Notes, we may be obligated to pay such holder an amount in cash, or shares of common stock to compensate noteholders who have converted early as a result of these contingent events, interest and time value of the conversion option foregone via the conversion.

The Convertible Notes embedded derivative liability was valued using a lattice model for instruments with the option to convert into common equity. The liability for warrants was valued utilizing a Black-Scholes model. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs. The key inputs in determining fair value of our derivative liabilities include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies.

A reconciliation of the changes in Level 3 fair value measurements is as follows for December 31, 2011 and 2010 (in thousands):

	Warrants	Convertible Notes Embedded Derivative
Balance at December 31, 2009	$—	$—
Purchases, issuances, and settlements	3,123	13,600
Total (gains) losses included in earnings	101	(1,097)
Balance at December 31, 2010	3,224	12,503
Purchases, issuances, and settlements	—	—
Total gains included in earnings	(2,562)	(10,860)
Balance at December 31, 2011	$662	$1,643

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate and the fair value of our Convertible Notes was approximately $53.8 million, including $1.6 million related to the embedded derivative at December 31, 2011.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.   STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	December 31, 2011	December 31, 2010
Shares authorized	100,000	100,000
Shares outstanding at end of period	12,867	11,928
Shares held in treasury	60	—

Under our restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001, and 10.0 million shares of preferred stock, $0.001 par value. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of the Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of December 31, 2011 and 2010.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 60,000 shares during the year ended December 31, 2011, at a total value of approximately $0.4 million. We accounted for the withholding of these shares as treasury stock.

13.   WARRANTS

On August 31, 2010, we issued warrants to acquire Common Stock (the “New Warrants”) in two tranches: Class A Warrants and Class B Warrants.  The New Warrants were issued to holders of our common stock that was cancelled as a result of our Plan of Reorganization (the “Old Common Stock”) pro rata based on a holder’s stock ownership as of the Effective Date. These warrants have been included in derivative liabilities on the consolidated balance sheet in accordance with authoritative accounting guidance (see Note 11).

In connection with the issuance of the Class A Warrants, we entered into a Class A Warrant Agreement (the “Class A Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent.  Subject to the terms of the Class A Warrant Agreement, holders of Class A Warrants are entitled to purchase shares of Common Stock at an exercise price of $22.69 per share.  In connection with the issuance of the Class B Warrants, the Company entered into a Class B Warrant Agreement (the “Class B Warrant Agreement” and, together with the Class A Warrant Agreement, the “Warrant Agreements”) with American Stock Transfer & Trust Company, as warrant agent.  Subject to the terms of the Class B Warrant Agreement, holders of Class B Warrants are entitled to purchase shares of Common Stock at an exercise price of $26.68 per share.  Subject to the terms of the Warrant Agreements, both classes of New Warrants will have a seven−year term and will expire on the seventh anniversary of the Effective Date.  The New Warrants may be exercised for cash or on a net issuance basis.

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

14.   REORGANIZATION ITEMS

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
Period from Jan 1, through August 31, 2010
Gain from cancellation of debt	$151,872
Loss from fresh start valuation adjustments	(78,955)
Professional fees	(9,243)
Write-off of Old Notes deferred financing costs	(4,483)
Total reorganization items, net	$59,191

In addition to the amounts reflected in the table above and prior to the Chapter 11 petition date, we incurred professional fees related to our reorganization of approximately $5.9 million for the eight-month period ended August 31, 2010 that are included in selling, general and administrative expenses in the consolidated statements of operations. Additionally, we wrote off approximately $1.6 million of unamortized deferred financing costs during the second quarter of 2010 related to our prepetition credit agreement that has been included in interest expense in the consolidated statements of operations. The amounts due under the prepetition credit agreement were paid in full with a portion of the proceeds from our debtor-in-possession credit agreement which was also paid in full at our emergence from Chapter 11 on August 31, 2010. For the four-month period from September 1, 2010 through December 31, 2010, we incurred approximately $1.9 million of professional fees related to our reorganization that is included in selling, general and administrative expenses.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.   INCOME TAXES

Our consolidated federal and state income tax returns include the results of operations of acquired businesses from their dates of acquisition.

A reconciliation of our effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Year Ended December 31, 2009
Tax (benefit) expense at statutory rate	$(4,369)	$(2,346)	$9,483	$(27,534)
Add (deduct):
State income taxes	(2)	(5)	142	(724)
Nondeductible items	1,967	619	88	—
Nondeductible restructuring items	—	—	3,291	—
Income from cancellation of indebtedness	—	—	(53,155)	—
Bankruptcy related tax basis reduction	--	(20,306)	50,050	—
Effects of bankruptcy	--	(3,610)	1,804	—
Goodwill impairment	—	—	—	14,649
Valuation Allowance	2,245	24,892	(10,086)	14,504
Unrecognized tax benefit	(1,226)	(193)	927	(1,496)
Other	603	1	(968)	286
Income tax provision (benefit)	$(782)	$(948)	$1,576	$(315)
Effective income tax rate	6.3%	14.1%	5.8%	0.4%

The amounts of our consolidated federal and state income tax provision (benefit) from continuing operations are as follows (in thousands):

	Successor		Predecessor	Predecessor
	Year Ended December 31, 2011	Four Months Ended December 31, 2010	Eight Months Ended August 31, 2010	Year Ended December 31, 2009
Current:
Federal	$(371)	$61	$66	$(1,324)
State	(785)	(170)	59	158
	(1,156)	(109)	125	(1,166)
Deferred:
Federal	$169	$(1,157)	$958	$(1,671)
State	205	318	493	2,522
	374	(839)	1,451	851
Income tax provision (benefit) from continuing operations	$(782)	$(948)	$1,576	$(315)

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred income tax liabilities:
Property, plant and equipment, net	$17,516	$20,858
Derivatives	5,912	—
Total deferred tax liabilities	$23,428	$20,858
Deferred income tax assets:
Goodwill and other intangibles	$14,962	$22,282
Receivables	1,862	1,325
Inventory	4,483	2,679
Accrued insurance	4,370	4,929
Other accrued expenses	3,899	3,882
Capital loss carryforwards	5,315	—
Net operating loss carryforwards	25,934	21,306
Other	291	272
Total deferred tax assets	$61,116	$56,675
Less: Valuation allowance	(38,769)	(36,524)
Net deferred tax assets	22,347	20,151
Net deferred tax liabilities	1,081	707
Current deferred tax assets	4,573	4,042
Long-term deferred tax liabilities	$5,654	$4,749

In accordance with GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of December 31, 2011 and 2010 in the amount of $38.8 million and $36.5 million, respectively for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of December 31, 2011 and 2010 was $1.1 million and $0.7 million, respectively.

We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010.  Under our Plan, our Old Notes were cancelled, giving rise to cancellation of indebtedness income (“CODI”).  The Internal Revenue Code (“IRC”) provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Based on the estimate of CODI and required tax attribute reduction, the effects of the Plan did not cause a significant change in our recorded net deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance that was reducing the carrying value of such tax attributes.

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010.  As a result, the amount of our pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the Plan. As of December 31, 2011, approximately $27.5  of our $64.5 million federal NOL’s are subject to annual Section 382 limitations. The ownership change and the resulting annual limitation on use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOL available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes.

As of December 31, 2011, we had deferred tax assets related to federal and state NOL and tax credit carryforwards of $31.5 million.  We have federal NOLs of approximately $64.5 million that are available to offset federal taxable income and will expire in the years 2029 through 2031, if not fully utilized.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2011, we had unrecognized tax benefits of $6.6 million of which $0.8 million, if recognized, would impact the effective tax rate. It is reasonably possible that a reduction of $0.6 million of unrecognized tax benefits may occur within 12 months. The unrecognized tax benefits are included as a component of other long-term obligations. During the year ended December 31, 2011, the four month period ended December 31, 2010, the eight month period ended August 31, 2010, and the years ended December 31, 2009, we recorded interest and penalties related to unrecognized tax benefits of $(0.6) million, approximately zero, $0.1 million, and $(0.1) million, respectively.  Total accrued penalties and interest at December 31, 2011 and 2010 was approximately $0.3 million and $0.9 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2009 (Predecessor)	$7,119
Additions for tax positions related to the current year	930
Reductions for tax positions of prior years	(1,508)
Balance as of December 31, 2009 (Predecessor)	$6,541
Additions for tax positions related to the current year	—
Additions for tax positions related to prior years	1,519
Reductions for tax positions of prior years	—
Reductions due to lapse of statute of limitations	(154)
Balance as of August 31, 2010 (Predecessor)	$7,906

Balance as of September 1, 2010 (Successor)	$7,906
Additions for tax positions related to the current year	295
Reductions for tax positions of prior years	(64)
Reductions due to lapse of statute of limitations	(121)
Balance as of December 31, 2010 (Successor)	$8,016
Additions for tax positions related to prior years	102
Reductions for tax positions of prior years	(844)
Reductions due to lapse of statute of limitations	(718)
Balance as of December 31, 2011 (Successor)	$6,556

We recognize interest and penalties related to uncertain tax positions in income tax expense.

We conduct business domestically and, as a result, U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. In the normal course of business, we are subject to examination in U.S. federal jurisdiction, and generally in state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations for years before 2007.

16.   BUSINESS SEGMENTS

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

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	2011	2010		2009
	(Successor)	Period from September 1 through December 31, 2010 (Successor)	Period from January 1 through August 31, 2010 (Predecessor)	(Predecessor)
Revenue:
Ready-mixed concrete and concrete-related products	$444,064	$141,132	$272,488	$442,663
Precast concrete products	66,972	16,561	39,457	56,959
Intercompany revenue	(16,028)	(4,745)	(9,197)	(14,229)
Total revenue	$495,008	$152,948	$302,748	$485,393

Segment Operating Profit (Loss):
Ready-mixed concrete and concrete-related products	$3,663	$1,862	$250	$(46,378)
Precast concrete products	(4,169)	(1,527)	(737)	298
Gain on purchases of senior subordinated notes	—	—	—	7,406
Gain on derivative	13,422	996	—	—
Reorganization items	—	—	59,191	—
Unallocated overhead and other income	5,330	3,182	2,206	3,993

Corporate:
Selling, general and administrative expense	(19,674)	(7,830)	(16,448)	(18,044)
Loss on sale of assets	—	—	—	(3)
Interest expense, net	(11,057)	(3,385)	(17,369)	(25,941)
Income (loss) from continuing operations before income taxes and non-controlling interest	$(12,485)	$(6,702)	$27,093	$(78,669)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$16,203	$5,684	$13,456	$21,243
Precast concrete products	1,208	427	1,808	2,870
Corporate	2,251	771	1,598	2,212
Total depreciation, depletion and amortization	$19,662	$6,882	$16,862	$26,325

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$5,827	$1,747	$4,027	$13,562
Precast concrete products	534	43	448	377
Total capital expenditures	$6,361	$1,790	$4,475	$13,939

Revenue by Product:
Ready-mixed concrete	$386,217	$120,887	$234,679	$383,776
Precast concrete products	67,039	16,585	39,503	56,989
Building materials	9,617	2,723	5,500	8,948
Aggregates	13,419	7,120	10,681	21,857
Other	18,716	5,633	12,385	13,823
Total revenue	$495,008	$152,948	$302,748	$485,393

	(Successor) 2011	(Successor) 2010
Identifiable Assets (as of December 31):
Ready-mixed concrete and concrete-related products	$108,201	$119,362
Precast concrete products	10,575	11,259
Corporate	7,449	9,653
Total identifiable assets	$126,225	$140,274

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

18.   COMMITMENTS AND CONTINGENCIES

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

Currently, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2011.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2011.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Lease Payments

We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total expense for such operating leases amounted to $12.6 million in 2011, $10.8 million for the period from January 1, 2010 through August 31, 2010, $5.1 million for the period from September 1, 2010 through December 31, 2010, and $16.4 million in 2009.

Future minimum rental payments with respect to our lease obligations as of December 31, 2011, are as follows:

	Capital Leases	Operating Leases
	(in millions)
Year ending December 31:
2012	$0.1	$9.5
2013	0.2	8.9
2014	0.1	8.2
2015	—	7.0
Later years	—	20.0
	$0.4	$53.6

    Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.    Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $9.9 million as of December 31, 2011, compared to $10.6 million as of December 31, 2010, which is currently classified in accrued liabilities.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $68.0 million in performance bonds that various contractors, states and municipalities have required as of December 31, 2011. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

19.   SIGNIFICANT CUSTOMERS AND SUPPLIERS

We did not have any customers that accounted for more than 10% of our revenues or any suppliers that accounted for more than 10% of our cost of goods sold in 2011, 2010 or 2009.

20.   EMPLOYEE BENEFIT PLANSAND MULTI-EMPLOYER PENSION PLANS

Defined Contribution 401(k) Plan

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 15% of their annual compensation or the maximum amount IRS regulations permit.  Through December 31, 2009, we matched 100% of employee contributions up to a maximum of 5% of their compensation.  Effective January 1, 2010, we suspended matching contributions for 2010. Beginning January 1, 2011, we resumed matching and matched 100% of employee contributions up to a maximum of 2% of their compensation.  We paid matching contributions of $0.6 million in 2011 and $2.5 million in 2009.
.
Multiemployer Pension Plans

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis.  Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. The risks of participating in these multiemployer pension plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We did not have to record a liability in fiscal 2011 or 2010 for full and partial withdrawals from any multiemployer pension plans.

In September 2011, the FASB issued guidance for disclosures of multiemployer pension and other postretirement benefit plans. The guidance requires an employer to provide additional quantitative and qualitative disclosures for these plans. The disclosures provide users with more detailed information about an employer’s participation in multiemployer pension plans. We adopted this guidance during 2011 and applied the requirements retrospectively for all periods presented.

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The required disclosures and our participation in significant multiemployer pension plans are presented in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. The Pension Protection Act zone status is based on information available from the plan or the plan’s public filings. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Our contributions did not represent more than five percent of total contributions to any of the significant plans shown below.

Pension Fund	EIN/ PPN	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Contributions (in Thousands)			Surcharge Impose	Expiration Date of Collective Bargaining Agreement
		2011		2011	2010	2009

Western Conference Teamster Pension Plan	91-6145047/001	Green	No	$2,382	$2,261	$2,321	No	6/30/2013
Operating Engineers Pension Trust Fund	94-60907064/001	Green	No	511	426	430	No	6/30/2014
Local 282 Pension Trust Fund	11-6245313/001	Yellow	Yes	508	285	27	No	6/30/2016
Trucking Employees of New Jersey Pension Fund	22-6063701/001	Red	Yes	377	313	392	Yes	5/31/2013
Westchester Teamsters Pension Fund	13-6123973/001	Green	No	190	262	243	No	5/31/2014
Teamsters Local 445 Construction Division Pension Fund	22-1864489/001	Yellow	Yes	187	206	167	No	6/30/2014
Pension Fund of OE 825	22-6033380/001	Yellow	Yes	129	135	120	No	3/30/2016
Local No. 863 Pension Plan	22-1598194/001	Red	Yes	117	121	114	Yes	4/30/2013
Other	Various	Various	Various	347	304	220	Various	6/30/2012 to 6/30/2016
				$4,748	$4,313	$4,034

U.S. CONCRETE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.   QUARTERLY SUMMARY (unaudited)

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenue	$87,049	$130,027	$146,509	$131,423
Net income (loss)	(24,714)	2,548	9,609	854
Net income (loss) per share-basic	$(2.07)	$0.21	$0.80	$0.07
Net income (loss) per share-diluted	$(2.07)	$0.21	$0.67	$0.07

	Predecessor			Successor
	First Quarter	Second Quarter	July 1, 2010 to Aug 31, 2010	Sept 1, 2010 to Sept 30, 2010	Fourth Quarter
	(in thousands, except per share data)
2010
Revenue	$86,128	$128,250	$88,370	$41,030	$111,918
Net income (loss)	(25,247)	(14,629)	52,721	152	(5,906)
Net income (loss) per share	$(0.69)	$(0.40)	$1.44	$0.01	$(0.49)

	Predecessor
2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$111,977	$128,756	$136,344	$108,316
Net loss	(9,454)	(3,994)	(58,060)	(16,730)
Net loss per share	$(0.26)	$(0.11)	$(1.60)	$(0.46)

During the fourth quarter of 2011, we reclassified $1.5 million of activity on the consolidated statement of cash flows to cash used in financing activities that had previously been included in cash used in investing activities in varying amounts during the first three quarters of 2011. This activity related to $0.7 million of principal note payments on the seller financed portion of the acquisition of assets in our west Texas market and a $0.8 million payment on the redemption of Superior. The amounts previously included in investing activities was approximately $1.3 million for the three months ended March 31, 2011, $1.4 million for the six months ended June 30, 2011 and $1.5 million for the nine months ended September 30, 2011. We will revise the classification for these 2011 periods during the first three quarters of 2012.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2011, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011, because of the material weakness in internal control over financial reporting as described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. generally accepted accounting principles. Specifically, the Company did not have effective review and approval practices relating to the accounting and disclosure of such transactions.  This control deficiency resulted in current year audit adjustments related to the classification of cash activity between investing and financing activities on the consolidated statement of cash flows. Specifically, the adjustments resulted in the reclassification of $0.7 million of payments on the seller financed portion of an acquisition of assets in our west Texas market and a $0.8 million payment on the redemption of Superior, from investing activities to financing activities. This control deficiency also resulted in prior year adjustments related to the application of the effective interest method to our convertible notes and accounting for a royalty agreement. These adjustments have been reflected appropriately in our Form 10-K. We are not restating any prior period financial statements, as such adjustments did not have a material impact on any previously issued financial statements. This control deficiency, if not remediated, could result in a material misstatement to our financial statement accounts and disclosures that would result in a material missatement of our annual or interim consolidated financial statements and related disclosures that would not be prevented or detected on a timely basis.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

As described in the "Remediation of Material Weakness" section below, during the three months ended December 31, 2011, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

During the evaluation of our disclosure controls and procedures as of December 31, 2010, a material weakness in internal control over financial reporting was identified and included in our Annual Report on Form 10-K for the year ended December 31, 2010. We developed controls surrounding the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions. Specifically, for the second, third and fourth quarters of 2011, we obtained signed certifications from our financial and operating personnel regarding the existence of significant, unusual and infrequently occurring transactions. Once identified, we developed controls related to the review of such transactions by corporate office financial personnel. Due to the audit adjustments found in the fourth quarter of 2011 relating to the classification of cash activity between investing and financing activities on the consolidated statement of cash flows noted above, this material weakness has not yet been remediated as of December 31, 2011. Management will continue to implement additional controls to ensure the accurate analysis, application and disclosure of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. generally accepted accounting principles. The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

Item 9B.    Other Information

Not applicable.

PART III

In Items 10, 11, 12, 13 and 14 below, we are incorporating by reference the information we refer to in those Items from the definitive proxy statement for our 2012 Annual Meeting of Stockholders (the “2012 Annual Proxy Statement”). We intend to file that definitive proxy statement with the SEC by April 29, 2012.

Item 10.    Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Annual Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11.    Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Program and Risk Management,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2012 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information this Item requires, please see the information (1) under the heading “Equity Compensation Plan Information” in Item 5 of this report and (2) under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Annual Proxy Statement, which is incorporated in this Item by this reference.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

 Item 13.    Certain Relationships and Related Transactions, and Director Independence

For the information this Item requires, please see the information under the heading “Certain Relationships and Related Transactions” in the 2012 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14.    Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm” in the 2012 Annual Proxy Statement, which is incorporated in this Item by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements on page 41 of this report.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

(3) Exhibits.

Exhibit Number	Description
2.1*
—Debtors’ Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Codefiled on July 27, 2010 with the United States Bankruptcy Court for the District of Delaware in Case No. 10-11407 (Jointly Administered) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 30, 2010 (File No. 000-26025)).

2.2*
—Debtors’ Disclosure Statement filed pursuant to Chapter 11 of the United States Bankruptcy Code filed onJune 2, 2010 with the United States Bankruptcy Court for the District of Delaware in Case No. 10-11407(Jointly Administered) (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 30, 2010 (File No. 000-26025)).

3.1*
—Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

3.2*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).
4.1*	—Form of common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed August 31, 2010 (File No. 000-26025)).
4.2*
—Indenture, dated as of August 31, 2010, by and among U.S. Concrete, Inc., the Guarantors named therein, and U.S. Bank National Association, as Trustee and Noteholder Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.3*
—Registration Rights Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., the Guarantors named therein and the Holders party thereto (incorporated by reference to Exhibit 4.3 to theCompany’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.4*
—Pledge and Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc.,subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent(incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed onSeptember 2, 2010 (File No. 000-26025)).

4.5*	—Form of Convertible Secured Note, included in Exhibit 4.2 (incorporated by reference to Exhibit 4.5 to theCompany’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
4.6*
—Credit Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., certain of U.S.Concrete’s domestic subsidiaries as guarantors, the lenders party thereto and JPMorgan Chase Bank, N.A.,as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.7*
—Pledge and Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc.,subsidiaries named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.8*
—Intercreditor Agreement, dated as of August 31, 2010, by and among JPMorgan Chase Bank, N.A., asadministrative agent, U.S. Bank  National Association, as Trustee and noteholder collateral agent and eachof the loan parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).

4.9*
—Class A Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiariesnamed therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.10*
—Class B Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiariesnamed therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.11*
—First Lien Patent Security Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc. and San Diego Precast Concrete, Inc., as grantors, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed on November 9, 2010 (File No. 000-34530)).

4.12*
—First Lien Trademark Security Agreement, dated as of August 31, 2010, by and between U.S. Concrete, Inc., as grantor, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed on November 9, 2010 (File No. 000-34530)).

4.13*
—First First Amendment to Credit Agreement, dated as of November 3, 2011, by and among U.S. Concrete, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011 (File No. 001-34530)).

10.1*
—Purchase Letter, dated as of July 20, 2010, by and among U.S. Concrete, Inc., Monarch Alternative Capital,L.P., Whitebox Advisors, LLC and York Capital Management Global Advisors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2010 (File No. 001-34530)).

10.2*
—Pledge Commitment Letter, dated as of July 27, 2010, by and among U.S. Concrete, Inc., JPMorganSecurities Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2010 (File No. 001-34530)).

10.3*
—Redemption Agreement, dated as of August 5, 2010, by and among U.S. Concrete, Inc., Kurtz GravelCompany, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan,Inc., Superior Materials Holding, LLC, and Edw. C. Levy Co (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.4*
—Joinder Agreement, dated as of September 30, 2010, by and among U.S. Concrete, Inc., Kurtz GravelCompany, Superior Holdings, Inc., BWB, Inc. of Michigan, Builders’ Redi-Mix, LLC, USC Michigan,Inc., Superior Materials Holding, LLC, Edw. C. Levy Co., VCNA Prairie, Inc. and Votorantim Cement North America, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.5*
—Promissory Note of U.S. Concrete, Inc., Kurtz Gravel Company, Superior Holdings, Inc., BWB, Inc. ofMichigan, Builders’ Redi-Mix, LLC, USC Michigan, Inc., dated September 30, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.6*†
—Amended and Restated Executive Severance Agreement, effective as of October 1, 2010, by and betweenU.S. Concrete, Inc. and Michael W. Harlan (incorporated by reference to Exhibit 10.4 to the Company’sCurrent Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.7*†
—Amended and Restated Executive Severance Agreement, effective as of October 1, 2010, by and betweenU.S. Concrete, Inc. and Curt M. Lindeman (incorporated by reference to Exhibit 10.5 to the Company’sCurrent Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.8*†
—Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. and James C. Lewis (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 6, 2010 (File No. 001-34530)).

10.9*†
—Executive Severance Agreement, effective as of October 1, 2010, by and between U.S. Concrete, Inc. andGary J. Konnie. (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34530)).

10.10*†
—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Jeff L. Davis. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34530)).

10.11*†
—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Jeff L. Davis. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34530)).

10.12*†
—U.S. Concrete, Inc. and Subsidiaries 2010 Annual Team Member Incentive Plan. (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34530)).

10.13*†	—U.S. Concrete, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.14*†	—U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.15*†	—U.S. Concrete, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.16*†	—Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.17*
—Support Agreement, dated as of August 16, 2010, by and among U.S. Concrete, Inc., the affiliates of Monarch Alternative Capital, LP set forth on the signature pages thereto, the affiliates of Whitebox Advisors, LLC set forth on the signature pages thereto and the affiliates of York Capital Management Global Advisors, LLC set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2010 (File No. 000-26025)).

10.18*
—Note Purchase Agreement, dated as of August 26, 2010, by and among U.S. Concrete, Inc., the guarantors set forth on the signature pages thereto, the Subscription Parties set forth in Annex I thereto and the Put Option Parties set forth on Annex II thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 27, 2010 (File No. 001-34530)).

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

10.23*†
—Executive Severance Agreement Amendment, effective as of March 30, 2011, by and between U.S. Concrete, Inc. and Michael W. Harlan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 30, 2011 (File No. 001-34530)).

10.24*
—U.S. Concrete, Inc. and Subsidiaries 2011 Annual Team Member Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 011-34530)).

10.25*†
—Term Sheet dated as of July 14, 2011 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 26, 2011 (File No. 001-34530)).

10.26*†
—Severance Benefit Agreement, dated as of August 4, 2011, by and between U.S. Concrete, Inc. (and Michael W. Harlan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 5, 2011 (File No. 001-34530)).

10.27*†
—Executive Severance Agreement, effective as of August 22, 2011 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2011 (File No. 001-34530)).

10.28*†
—Indemnification Agreement, effective as of August 22, 2011 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2011 (File No. 001-34530)).

12*	—Statement regarding computation of ratios (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 (File No. 000-26025)).
21	—Subsidiaries.
23	—Consent of independent registered public accounting firm.
31.1	—Rule 13a-14(a)/15d-14(a) Certification of William J. Sandbrook.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of James C. Lewis.
32.1	—Section 1350 Certification of William J. Sandbrook.
32.2	—Section 1350 Certification of James C. Lewis.
99.1	—Reporting Requirements Regarding Coal or Other Mine Safety.
101.INS	—Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*      Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 14, 2012	By:	/s/ William J. Sandbrook
William J. Sandbrook President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2012.

Signature	Title

/s/ William J. Sandbrook	President and Chief Executive Officer and Director (Principal Executive Officer)
William J. Sandbrook

/s/ James C. Lewis	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
James C. Lewis

/s/ Kurt M. Cellar	Director
Kurt M. Cellar

/s/ Eugene I. Davis	Director
Eugene I. Davis

/s/ Michael D. Lundin	Director
Michael D. Lundin

/s/ Robert M. Rayner	Director
Robert M. Rayner

/s/ Theodore P. Rossi	Director
Theodore P. Rossi

/s/ Colin M. Sutherland	Director
Colin M. Sutherland