Form 10-Q
period 2012-03-31
US CONCRETE INC
filed 2012-05-11
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court Yes ☑ No ☐

As of the close of business on May 10, 2012, U.S. Concrete, Inc. had 13,311,276 shares of its common stock, par value $0.001 per share, outstanding (excluding 69,820 treasury shares).

U.S. CONCRETE, INC.

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,369	$4,229
Trade accounts receivable, net	79,383	82,195
Inventories	32,807	33,156
Deferred income taxes	4,652	4,573
Prepaid expenses	5,049	3,785
Other current assets	6,909	5,962
Total current assets	134,169	133,900
Property, plant and equipment, net	122,421	126,225
Goodwill	1,481	1,481
Other assets	7,532	8,048
Total assets	$265,603	$269,654

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,153	$615
Accounts payable	39,471	46,749
Accrued liabilities	34,226	31,233
Derivative liabilities	5,696	2,305
Total current liabilities	80,546	80,902
Long-term debt, net of current maturities	66,413	60,471
Other long-term obligations and deferred credits	6,416	6,547
Deferred income taxes	5,712	5,654
Total liabilities	159,087	153,574

Commitments and contingencies (Note 12)

Equity:
Preferred stock	—	—
Common stock	13	13
Additional paid-in capital	134,619	133,939
Accumulated deficit	(27,687)	(17,457)
Treasury stock, at cost	(429)	(415)
Total stockholders’ equity	106,516	116,080
Total liabilities and equity	$265,603	$269,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue	$123,004	$87,049
Cost of goods sold before depreciation, depletion and amortization	108,839	82,809
Selling, general and administrative expenses	15,239	14,964
Depreciation, depletion and amortization	3,848	5,093
Gain on sale of assets	(597)	(72)
Loss from continuing operations	(4,325)	(15,745)
Interest expense, net	(2,869)	(2,628)
Derivative loss	(3,391)	(6,247)
Other income, net	545	257
Loss before income taxes	(10,040)	(24,363)
Income tax expense	190	351
Net loss	$(10,230)	$(24,714)

Net loss per share – basic and diluted	$(0.84)	$(2.07)

Basic and diluted weighted average shares outstanding	12,140	11,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2010	11,928	$12	$131,875	$(5,754)	$—	$126,133
Stock-based compensation	38	—	465	—	—	465
Purchase of treasury shares	(8)	—	—	—	(66)	(66)
Net loss	—	—	—	(24,714)	—	(24,714)
BALANCE, March 31, 2011	11,958	$12	$132,340	$(30,468)	$(66)	$101,818

BALANCE, December 31, 2011	12,867	$13	$133,939	$(17,457)	$(415)	$116,080
Stock-based compensation	28	—	680	—	—	680
Purchase of treasury shares	(5)	—	—	—	(14)	(14)
Net loss	—	—	—	(10,230)	—	(10,230)
BALANCE, March 31, 2012	12,890	$13	$134,619	$(27,687)	$(429)	$106,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,230)	$(24,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	3,848	5,093
Debt issuance cost amortization	1,038	884
Loss on derivatives	3,391	6,247
Net gain on sale of assets	(597)	(72)
Deferred income taxes	(21)	—
Provision for doubtful accounts	236	345
Stock-based compensation	680	465
Changes in assets and liabilities:
Accounts receivable	2,576	11,824
Inventories	349	(811)
Prepaid expenses and other current assets	(2,010)	497
Other assets and liabilities	(128)	(21)
Accounts payable and accrued liabilities	(3,535)	(5,991)
Net cash used in operating activities	(4,403)	(6,254)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(520)	(1,823)
Proceeds from disposals of property, plant and equipment	1,411	515
Net cash provided by (used in) investing activities	891	(1,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	39,584	18,094
Repayments of borrowings	(34,069)	(11,253)
Payments for seller financed debt and Michigan redemption	(849)	(1,305)
Purchase of treasury shares	(14)	(66)
Net cash provided by financing activities	4,652	5,470

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,140	(2,092)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,229	5,290
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,369	$3,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” U.S. Concrete,” or the “Company”) and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our annual report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included.  We have reclassified approximately $1.3 million of cash outflows to financing activities from investing activities in the condensed consolidated statement of cash flows for the three months ended March 31, 2011. These cash outflows related to payments on seller financed debt and for the redemption of our interest in our former Michigan joint venture.  All other adjustments are of a normal or recurring nature.  Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of our results expected for the year ending December 31, 2012 or for any future period.

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

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative accounting guidance which relates to testing goodwill for impairment and amends current guidance to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in existing authoritative accounting guidance. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance did not have a material effect on our condensed consolidated financial statements.

In June 2011, the FASB issued authoritative accounting guidance related to “Presentation of Comprehensive Income” which amended existing accounting guidance related to “Comprehensive Income.” The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. This guidance did not have an effect on our condensed consolidated financial statements as we do not have other comprehensive income.

For a description of our accounting policies, see Note 1 of the consolidated financial statements in the 2011 Form 10-K.

3.	ACQUISITIONS AND DISPOSITIONS

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

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in the west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.1 million and $0.6 million during the three month periods ended March 31, 2012 and 2011, respectively.

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of our transport equipment for approximately $0.9 million.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2012	2011

Raw materials	$21,605	$22,936
Precast products	7,674	6,772
Building materials for resale	2,194	1,992
Other	1,334	1,456
	$32,807	$33,156

5.	DEBT

A summary of our debt is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Senior secured credit facility due 2014	$20,667	$15,116
Convertible secured notes due 2015	44,377	43,844
Notes payable and other financing	2,119	1,687
Capital leases	403	439
	67,566	61,086
Less: current maturities	1,153	615
Total long-term debt	$66,413	$60,471

The carrying value of outstanding amounts under the credit agreement that governs our Senior Secured Credit Facility due 2014 (the “Credit Agreement”) approximates fair value due to the floating interest rate. The fair value of our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) was approximately $56.0 million, including the embedded derivative of $3.9 million, at March 31, 2012 and was $53.8 million, including the embedded derivative of $1.6 million, at December 31, 2011.

Senior Secured Credit Facility due 2014

 On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). On November 3, 2011, we entered into the First Amendment to the Credit Agreement. The Credit Agreement matures in August 2014. As of March 31, 2012, we had outstanding borrowings of $20.7 million and $18.7 million of undrawn standby letters of credit under the Revolving Facility. See below for a discussion of the consolidated secured debt ratio included in the indenture governing our Convertible Notes that could restrict borrowings under the Credit Agreement.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Under the First Amendment to the Credit Agreement, there is an availability block of $10.0 million. Additionally, beginning on April 1, 2012, at any time that Availability (as defined in the Credit Agreement) is less than $15.0 million, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the trailing twelve month period until Availability is greater than or equal to $15.0 million for a period of 30 consecutive days. For the trailing twelve month period ending March 31, 2012, our fixed charge coverage ratio was 2.06 to 1.0.  Availability under the Revolving Facility was approximately $25.7 million, after reduction of the $10.0 million block at March 31, 2012.

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

 Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve-month period ending on the last day of each fiscal quarter thereafter. Our capital expenditures were $5.1 million for the trailing twelve-month period ended March 31, 2012, which was below the $37.2 million representing 7% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default. As of March 31, 2012, the Company was in compliance with its covenants.

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

In connection with the Credit Agreement, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Security Agreement”) with the Administrative Agent. Pursuant to the Security Agreement, all obligations under the Revolving Facility are secured by (i) a perfected first-priority lien (subject to certain exceptions) on substantially all of our and certain of our subsidiaries’ present and after acquired inventory (including as-extracted collateral), accounts, certain specified mixer trucks, deposit accounts, securities accounts, commodities accounts, letter of credit rights, cash and cash equivalents, general intangibles (other than intellectual property and equity in subsidiaries), instruments, documents, supporting obligations and related books and records and all proceeds and products of the foregoing and (ii) a perfected second-priority lien  (subject to certain exceptions) on substantially all other present and after acquired property (including, without limitation, material owned real estate).

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes.  The Convertible Notes are governed by an indenture, dated as of August 31, 2010 (the “Indenture”). Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 7). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The requirement to meet a consolidated secured debt ratio under the Indenture beginning April 2012 could restrict our ability to borrow the amount available under the Credit Agreement. Commencing April 1, 2012, we must meet a consolidated secured debt ratio (as defined in the Indenture), as of the last day of each fiscal month as shown below:

Consolidated
Period	Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the Indenture) on the date of determination that constitutes the Convertible Notes, any other pari passu lien obligations and any indebtedness incurred under the Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the Indenture) for our most recent four fiscal quarters.  As of April 30, 2012, and based on consolidated cash flows for the four fiscal quarters ended March 31, 2012, our consolidated secured debt ratio was 4.93 to 1.00.  The first date we were required to test the consolidated secured debt ratio was April 30, 2012. In the event that we are not able to meet this ratio in the future, we would need to seek an amendment to the Indenture to provide relief from this covenant.

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

6.	WARRANTS

On August 31, 2010, we issued warrants to acquire Common Stock (the “Warrants”) in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of Common Stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of Common Stock.  The Warrants were issued to holders of our predecessor Common Stock pro rata based on a holder’s stock ownership. These warrants have been included in derivative liabilities on the condensed consolidated balance sheet in accordance with authoritative accounting guidance (see Note 7).

7.	DERIVATIVES

General

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of the Warrants and Convertible Notes on August 31, 2010.  None of our derivative contracts manage business risk or are executed for speculative purposes.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

Our derivative instruments are summarized as follows:

		Fair Value
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	March 31, 2012	December 31, 2011
Warrants	Current derivative liabilities	$1,763	$662
Convertible Note embedded derivative	Current derivative liabilities	3,933	1,643
		$5,696	$2,305

The following table presents the effect of derivative instruments on the statement of operations for the three month period ending March 31, 2012, excluding income tax effects:

Derivative Instruments not designated as hedging instruments under ASC 815	Location of Gain/(Loss) Recognized	Amount
Warrants	Derivative loss	$1,101
Convertible Note embedded derivative	Derivative loss	2,290
		$3,391

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions as of March 31, 2012 and December 31, 2011:

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

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2012
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$1,763	$—	$—	$1,763
Derivative – Convertible Notes Embedded Derivative(2)	3,933	—	—	3,933
	$5,696	$—	$—	$5,696

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$662	$—	$—	$662
Derivative – Convertible Notes Embedded Derivative(2)	1,643	—	—	1,643
	$2,305	$—	$—	$2,305

(1)	See Note 6.
(2)
Represents the compound embedded derivative included in our Convertible Notes (see Note 7). The compound embedded derivative includes the value associated with the noteholders’ conversion option, as well as certain rights to receive “make-whole” amounts. The “make-whole” provision(s) provides that, upon certain contingent events, if conversion is elected on the Convertible Notes, we may be obligated to pay such holder an amount in cash, or shares of common stock to compensate noteholders who have converted early as a result of these contingent events, interest and time value of the conversion option foregone via the conversion.

The derivative liabilities were valued using a model for instruments with the option to convert into common equity. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs.

A reconciliation of the changes in Level 3 fair value measurements is as follows (in thousands):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Warrants:
Beginning Balance	$662	$3,224
Total losses included in earnings	1,101	1,869
Ending Balance	$1,763	$5,093

Convertible Notes Embedded Derivative:
Beginning Balance	$1,643	$12,503
Total losses included in earnings	2,290	4,378
Ending Balance	$3,933	$16,881

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. The fair value of our Convertible Notes was approximately $56.0 million, including $3.9 million related to the embedded derivative, at March 31, 2012 and $53.8 million, including $1.6 million related to the embedded derivative, at December 31, 2011.

8.	CORPORATE HEADQUARTERS RELOCATION

We made the decision, during the first quarter of 2012, to relocate our corporate headquarters from Houston, Texas to Euless, Texas. The move is targeted to be completed on or about July 1, 2012. As a result of this decision, we will pay severance costs to employees that are not relocating with the Company. During the first quarter of 2012, we recorded approximately $1.1 million for these severance costs, which are included in selling, general and administrative costs on the condensed consolidated statement of operations.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

9.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of March 31, 2012 and December 31, 2011 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of March 31, 2012 and December 31, 2011 was $1.1 million. We made income tax payments of approximately $18,000 and $30,000 during the three month periods ended March 31, 2012 and 2011, respectively.

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

10.	STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	March 31, 2012	December 31, 2011
Shares authorized	100,000	100,000
Shares outstanding at end of period	12,890	12,867
Shares held in treasury	65	60

Under our restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of the Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of March 31, 2012 and December 31, 2011.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock units by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 5,000 shares during the three months ended March 31, 2012, at a total value of approximately $14,000, and we accounted for the withholding of these shares as treasury stock.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

11.	SHARES USED IN COMPUTING NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

For the three months ended March 31, 2012, our potentially dilutive shares included the shares underlying our Convertible Notes, restricted stock units, restricted stock and stock options. The Convertible Notes may be converted into 5.2 million shares of our common stock.  As of March 31, 2012, there were restricted stock units, restricted stock and stock options that could result in the inclusion of 0.9 million shares of common stock in the diluted earnings per share calculation. For the three month period ended March 31, 2011, our potentially dilutive shares included the shares underlying our Convertible Notes, restricted stock units and stock options.  As of March 31, 2011, there were restricted stock units and stock options that could have resulted in the inclusion of 0.6 million shares of common stock in the diluted earnings per share calculation. These potentially dilutive shares were excluded from the computation of diluted earnings per share for the three month periods ended March 31, 2012 and 2011 because their effect would have been anti-dilutive.

12.	COMMITMENTS AND CONTINGENCIES

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

Currently, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2012.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2012.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.    Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $9.7 million as of March 31, 2012, compared to $9.9 million as of December 31, 2011, which is currently classified in accrued liabilities.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $60.7 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2012. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

We account for intercompany revenue at market prices.  Segment operating loss consists of net revenue less operating expenses, including certain operating overhead directly related to the operation of the specific segment.  Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities, which are not allocated to operations and are excluded from segment operating loss.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table sets forth certain financial information relating to our operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenue:
Ready-mixed concrete and concrete-related products	$111,911	$78,080
Precast concrete products	14,971	11,960
Intercompany revenue	(3,878)	(2,991)
Total revenue	$123,004	$87,049

Segment Operating Gain (Loss):
Ready-mixed concrete and concrete-related products	$3,403	$(8,281)
Precast concrete products	(542)	(1,292)
Derivative loss	(3,391)	(6,247)
Unallocated overhead and other income	(138)	518
Corporate:
Selling, general and administrative expenses	(6,503)	(6,433)
Interest expense, net	(2,869)	(2,628)
Loss before income taxes	$(10,040)	$(24,363)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$3,066	$4,201
Precast concrete products	261	315
Corporate	521	577
Total depreciation, depletion and amortization	$3,848	$5,093

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$340	$1,709
Precast concrete products	180	114
Total capital expenditures	$520	$1,823

Revenue by Product:
Ready-mixed concrete	$99,597	$67,120
Precast concrete products	14,982	11,981
Building materials	2,220	1,641
Aggregates	3,288	1,581
Other	2,917	4,726
Total revenue	$123,004	$87,049

Identifiable Assets:	As of March 31, 2012	As of December 31, 2011
Ready-mixed concrete and concrete-related products	$104,999	$108,201
Precast concrete products	10,494	10,575
Corporate	6,928	7,449
Total identifiable assets	$122,421	$126,225

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of Part 1 of the 2011 Form 10-K and “Risk Factors” in Item 1A of Part I of the 2011 Form 10-K. For a discussion of our commitments not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part I of the 2011 Form 10-K. We assume no obligation to update any forward-looking statements, except as required by applicable law.

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

Since the middle of 2006, the United States building materials construction market has been challenging.  The construction industry, particularly the ready-mixed concrete industry, has been characterized by significant overcapacity and fierce competitive activity. For the three months ended March 31, 2012, our ready-mix concrete sales volume increased 39.7% to 1,014,000 cubic yards from 726,000 cubic yards during the first quarter of 2011. This is partially attributable to more favorable weather conditions during the first quarter of 2012 compared to unfavorable weather conditions during the first quarter of 2011. We also experienced a 6.4% increase in consolidated average ready-mix sales prices during the first quarter of 2012 and have experienced increases in these prices on a consolidated basis over the last four consecutive fiscal quarters. We saw increases in our ready-mix concrete sales volume and our average ready-mix sales prices in all of our major markets during the first quarter of 2012 when compared to the first quarter of 2011. As a result of this higher sales volume and higher ready-mix sales prices, we experienced increases in our revenue period-over-period. The higher volumes have allowed us to spread our fixed costs over more cubic yards and we have experienced improvement in our driver productivity during the first quarter of 2012 when compared to the same period of 2011. However, we have also experienced higher fuel and aggregate costs which have partially offset these improvements. While our average sales prices have improved, the recessionary conditions affecting our industry continue to put a strain on sales prices and our operating results. As a result of these conditions, we continue to closely monitor our operating costs and capital expenditures.

Index

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of financing seasonal working capital requirements, servicing indebtedness under the credit agreement governing our Senior Secured Credit Facility due 2014 (the “Credit Agreement”) and our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”), purchasing property and equipment and payments related to any strategic acquisitions. Our portfolio strategy may from time to time include strategic acquisitions and divestitures in various regions and markets and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Credit Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base typically declines also during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather. During the first quarter of 2012, we experienced better than average weather conditions and our borrowing base did not fluctuate significantly from the fourth quarter of 2011.

The projection of our cash needs is based upon many factors, including our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the Credit Agreement and cash generated from operations will provide us with sufficient liquidity in the ordinary course. The Credit Agreement is scheduled to mature in August 2014. If, however, the Credit Agreement is not adequate to fund our operations in the event that our operating results and projected needs are proven to be incorrect, we would need to obtain an amendment to the Credit Agreement, seek other debt financing to provide additional liquidity, or sell assets. We continue to focus on minimizing our capital investment expenditures in order to maintain liquidity.

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

The following key financial measurements reflect our financial position and capital resources as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$5,369	$4,229
Working capital	$53,623	$52,998
Total debt	$67,566	$61,086

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

The following discussion provides a description of our arrangements relating to outstanding indebtedness.

Senior Secured Credit Facility due 2014

On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). On November 3, 2011, we entered into the First Amendment to the Credit Agreement. The Credit Agreement matures in August 2014. As of March 31, 2012, we had outstanding borrowings of $20.7 million and $18.7 million of undrawn standby letters of credit under the Revolving Facility. See below for a discussion of the consolidated secured debt ratio included in the indenture governing our Convertible Notes that could restrict borrowings under the Credit Agreement.

Under the First Amendment to the Credit Agreement, there is an availability block of $10.0 million. Additionally, beginning on April 1, 2012, at any time that Availability (as defined in the Credit Agreement) is less than $15.0 million, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the trailing twelve month period until Availability is greater than or equal to $15.0 million for a period of 30 consecutive days. For the trailing twelve month period ending March 31, 2012, our fixed charge coverage ratio was 2.06 to 1.0.  Availability under the Revolving Facility was approximately $25.7 million, after reduction of the $10.0 million block at March 31, 2012.

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

 Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve-month period ending on the last day of each fiscal quarter thereafter. Our capital expenditures were $5.1 million for the trailing twelve-month period ended March 31, 2012, which was below the $37.2 million representing 7% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default.

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

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes.  The Convertible Notes are governed by an indenture, dated as of August 31, 2010 (the “Indenture”). Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 7). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

Index

The requirement to meet a consolidated secured debt ratio under the Indenture beginning April 2012 could restrict our ability to borrow the amount available under the Credit Agreement. Commencing April 1, 2012, we must meet a consolidated secured debt ratio (as defined in the Indenture), as of the last day of each fiscal month as shown below:

Consolidated
Period	Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the Indenture) on the date of determination that constitutes the Convertible Notes, any other pari passu lien obligations and any indebtedness incurred under the Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the Indenture) for our most recent four fiscal quarters.  As of April 30, 2012, and based on consolidated cash flows for the four fiscal quarters ended March 31, 2012, our consolidated secured debt ratio was 4.93 to 1.00. The first date we were required to test the consolidated secured debt ratio was April 30, 2012. In the event that we are not able to meet this ratio in the future, we would need to seek an amendment to the Indenture to provide relief from this covenant.

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

Index

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

Cash Flows

Our net cash used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $4.4 million for the three months ended March 31, 2012, compared to net cash used in operating activities of $6.3 million for the three months ended March 31, 2011.  The change in the 2012 period was principally a result of higher profitability partially offset by less working capital reduction. Working capital did not decline in the first quarter of 2012 as it did in the first quarter of 2011 due to better than average weather in the first quarter of 2012 and improved volumes and pricing.

Our net cash provided by investing activities was $0.9 million for the three months ended March 31, 2012 as compared to cash used in investing activities of $1.3 million for the three months ended March 31, 2011.  During the first quarter of 2012, we made capital expenditures of $0.5 million that was offset by $1.4 million in proceeds from disposals of excess land, vehicles and equipment. Capital expenditures were lower by approximately $1.3 million, and proceeds from disposals were approximately $0.9 million higher when compared to the first quarter of 2011.

Our net cash provided by financing activities was $4.7 million and $5.5 million for the three month periods ended March 31, 2012 and 2011, respectively. The decrease in the 2012 period was primarily the result of $1.3 million of lower net borrowings and $0.5 million of lower payments for seller financed debt. During the first quarters of 2012 and 2011, we made note payments related to the acquisition of assets in our west Texas market in October 2010 of approximately $0.1 million and $0.6 million, respectively. During the first quarter of 2012 and 2011, we paid $0.75 million during each period related to the redemption of our interest in our former Michigan joint venture in September 30, 2010.

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

Index

Overall, prices for cement and aggregates remained relatively flat in the first quarter of 2012, compared to the first quarter of 2011. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates. Fuel costs during the first quarter of 2012 remained at higher historical levels due to higher oil prices. While we can partially mitigate these higher fuel costs with higher prices for our products, fuel costs have risen more sharply than our prices.

Acquisitions and Divestitures

Our portfolio strategy may from time to time include strategic acquisitions and divestitures in various regions and markets and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital. The following describes recent acquisitions, the redemption of our interest in our former Michigan joint venture and divestiture of certain assets.

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

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in the west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.1 million and $0.6 million during the three month periods ended March 31, 2012 and 2011, respectively.

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of our transport equipment for approximately $0.9 million.

Risks and Uncertainties

Numerous factors could affect our future operating results. These factors are discussed under the heading “Risk Factors” in Item 1A of Part I of the 2011 Form 10-K.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2011 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of the allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes, valuation of inventory, valuation and useful lives of property, plant and equipment. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2011 Form 10-K for a discussion of these accounting policies.

Index

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except for selling prices) and that information as a percentage of sales for each of the periods indicated.

	Three Months Ended March 31,
	2012		2011
	(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$111,911	91.0%	$78,080	89.7%
Precast concrete products	14,971	12.2	11,960	13.7
Intercompany revenue	(3,878)	(3.2)	(2,991)	(3.4)
Total revenue	$123,004	100.0%	$87,049	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$95,346	77.5%	$71,723	82.4%
Precast concrete products	13,493	11.0	11,086	12.7
Selling, general and administrative expenses	15,239	12.4	14,964	17.2
Depreciation, depletion and amortization	3,848	3.1	5,093	5.9
Gain on sale of assets	(597)	(0.5)	(72)	(0.1)
Loss from continuing operations	(4,325)	(3.5)	(15,745)	(18.1)
Interest expense, net	(2,869)	(2.3)	(2,628)	(3.0)
Derivative loss	(3,391)	(2.8)	(6,247)	(7.2)
Other income, net	545	0.4	257	0.3
Loss before income taxes	(10,040)	(8.2)	(24,363)	(28.0)
Income taxes	190	0.1	351	0.4
Net loss	$(10,230)	(8.3)%	$(24,714)	(28.4)%

Ready-mixed concrete data:
Average selling price per cubic yard	$97.44		$91.61
Sales volume in cubic yards	1,014		726

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment increased $33.8 million, or 43.3%, to $111.9 million for the three months ended March 31, 2012, from $78.1 million in the corresponding period of 2011.  Our ready-mixed sales volumes for the first quarter of 2012 were approximately 1,014,000 cubic yards, up 39.7% from the approximately 726,000 cubic yards of ready-mixed concrete we sold in the first quarter of 2011. Some of this volume increase was due to better than average weather in our markets during the first quarter of 2012 compared to worse than average weather during the first quarter of 2011. We also experienced an approximate 6.4% increase in the ready-mix average sales price per cubic yard during the first quarter of 2012, as compared to the first quarter of 2011. Our volume and average sales prices were higher in all of our major markets.

Precast concrete products. Revenue from our precast concrete products segment was up $3.0 million, or 25.2%, to $15.0 million for the first quarter of 2012 from $12.0 million during the corresponding period of 2011.  This increase reflects a rise in revenues from public works and infrastructure work in our northern and southern California markets and an increase in commercial work in our northern California and Phoenix, Arizona markets.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment increased $23.6 million, or 32.9%, to $95.3 million for the three months ended March 31, 2012 from $71.7 million for the three months ended March 31, 2011.  This increase was primarily due to a 39.7% increase in sales volumes and higher fuel costs during the three months ended March 31, 2012 partially offset by fixed costs being spread over higher volumes and greater efficiencies achieved.  As a percentage of ready-mixed concrete and concrete-related products revenue, cost of goods sold before depreciation, depletion and amortization was 85.2% for the three months ended March 31, 2012, as compared to 91.9% for the corresponding period of 2011. The decrease in this percentage was primarily due to fixed costs being spread over higher volumes and greater efficiencies achieved in driver productivity.

Index

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment increased $2.4 million, or 21.7%, to $13.5 million for the three months ended March 31, 2012 from $11.1 million for the corresponding period of 2011.  As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products was 90.1% for the three months ended March 31, 2012 compared to 92.7% during the three months ended March 31, 2011.  This percentage decreased primarily due to increased plant efficiency, which was partially offset by lower margin projects in our Mid-Atlantic region.

Selling, general and administrative expenses. Selling, general and administrative expenses (“SG&A”) increased approximately $0.2 million, or 1.8%, to $15.2 million for the three months ended March 31, 2012 from $15.0 million for the three months ended March 31, 2011.  There was approximately $1.1 million included in SG&A expenses during the first quarter of 2012 related to expenses associated with our previously announced corporate headquarters relocation to Euless, Texas on or about July 1, 2012. SG&A expenses during the three months ended March 31, 2011 included approximately $1.4 million of costs related to the departure our former President and Chief Executive Officer in August 2011.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $1.2 million, or 24.4%, to $3.9 million for the three months ended March 31, 2012 from $5.1 million in the corresponding period of 2011.  The decrease was primarily due to certain assets becoming fully depreciated during the later part of 2011.

Gain on sale of assets. We had a gain on sale of assets of $0.6 million during the first quarter of 2012, compared to a gain on sale of assets of $0.1 million during the first quarter of 2011. The gain in the first quarter of 2012 was primarily due to increased sales of excess land, vehicles and equipment when compared to the first quarter of 2011.

Interest expense, net.  Net interest expense increased by approximately $0.3 million to $2.9 million during the first quarter of 2012, compared to $2.6 million during the corresponding period of 2011. This rise was primarily due to increased borrowings under the Credit Agreement, higher non-cash amortization of deferred financing costs related to the Convertible Notes and higher non-cash accretion of the recorded discount on the Convertible Notes during the first quarter of 2012 as compared to the first quarter of 2011.

Derivative loss.  During the first quarter of 2012, we recorded a $3.4 million loss on derivatives compared to a $6.2 million loss during the corresponding period of 2011. All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities, which were $5.7 million at March 31, 2012, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. During the three month period ended March 31, 2012, we recorded a loss from fair value changes in our embedded Convertible Notes derivative of approximately $2.3 million and a loss from fair value changes in our warrants of approximately $1.1 million. These losses were due primarily to an increase in the price of our common stock.

Income taxes.  We recorded income tax expense of approximately $0.2 million and $0.4 million for the three month periods ended March 31, 2012 and 2011, respectively.  Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of March 31, 2012 and December 31, 2011 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of March 31, 2021 and December 31, 2011 was approximately $1.1 million.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At March 31, 2012, we had $18.7 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $60.7 million in performance bonds relating to our ready-mixed concrete and precast concrete operations.

Index

Inflation

We experienced minimal increases in operating costs during the first quarter of 2012 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. We have continued to experience higher than historical average fuel costs due to higher diesel fuel prices. While we are able to pass some of this cost on in the form of higher prices for our products, the cost of fuel has risen more sharply than our prices.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of warrants and Convertible Notes.  None of our derivatives manage business risk or are executed for speculative purposes.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $5.7 million and $2.3 million at March 31, 2012 and December 31, 2011, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $0.7 million, resulting in a loss in the same amount. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $2.1 million, resulting in a loss in the same amount. During the three month period ended March 31, 2012, we recorded a loss from fair value changes in our embedded Convertible Notes derivative of approximately $2.3 million due primarily to an increase in the price of our common stock. Additionally, we recorded a loss from fair value changes in our warrants of approximately $1.1 million during the three month period ended March 31, 2012 also due primarily to the increase in the price of our common stock.

Borrowings under our Credit Agreement expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the Credit Agreement. Based on the $20.7 million outstanding under this facility as of March 31, 2012, a one percent increase or decrease in the applicable rate would increase or decrease our annual interest expense by $0.2 million.

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

Index

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2012, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the evaluation of our disclosure controls and procedures as of December 31, 2011, a material weakness in internal control over financial reporting was identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. This material weakness related to not maintaining effective review and approval practices over the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. GAAP. This control deficiency resulted in prior year audit adjustments related to the classification of cash activity between investing and financing activities on the consolidated statement of cash flows. Specifically, the adjustments resulted in the reclassification of $0.7 million of payments on the seller financed portion of an acquisition of assets in our west Texas market and a $0.8 million payment on the redemption of Superior, from investing activities to financing activities. As of March 31, 2012, and as described below, this material weakness was not remediated. As a result, our principal executive officer and our principal financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective.

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

Status of Remediation of Material Weakness

We have developed controls surrounding the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions. Specifically, we continue to obtain signed certifications from our financial and operating personnel regarding the existence of significant, unusual and infrequently occurring transactions. Once identified, we have developed controls related to the review of such transactions by corporate office financial personnel which includes a checklist to determine that the effect of such transactions have been considered in the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows. We continue to evaluate the operating effectiveness of the controls put in place. These controls will be required to have operated for a sufficient period of time to provide reasonable assurance as to their effectiveness. The material weakness will be remediated when, in the opinion of management, the control procedures have been operating for a sufficient period of time and testing can be completed of the operating effectiveness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Items 2(a) and 2(b) are not applicable.  The following table provides information pursuant to Item 2(c) with respect to purchases by the company of shares of our common stock during the three month period ended March 31, 2012:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share
January 2012	4,790	2.90
February 2012	—	—
March 2012	—	—

(1)
Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

Item 6. Exhibits

10.1*	Indemnification Agreement, as of February 28, 2011, by and between U.S. Concrete, Inc. and Kent D. Canley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2012 (Filed No. 001-34530)

10.2*	Executive Severance Agreement, effective as of February 28, 2011, between U.S. Concrete, Inc. and Kent D. Canley (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2012 (File No. 001-34530)).

31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: May 11, 2012	By:	/s/ Kent D. Cauley
Kent D. Cauley
Vice President and Corporate Controller
(Principal Accounting Officer)

Index

INDEX TO EXHIBITS

10.1*	Indemnification Agreement, as of February 28, 2011, by and between U.S. Concrete, Inc. and Kent D. Canley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2012 (Filed No. 001-34530)

10.2*	Executive Severance Agreement, effective as of February 28, 2011, between U.S. Concrete, Inc. and Kent D. Canley (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2012 (File No. 001-34530)).

31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.