Form 10-Q
period 2012-06-30
US CONCRETE INC
filed 2012-08-10
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

For the Quarterly Period Ended June 30, 2012

Commission File Number 001-34530

U.S. CONCRETE, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0586680
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

331 N. Main Street, Euless, Texas 76039
(Address of principal executive offices, including zip code)
(817) 835-4105
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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

As of the close of business on August 9, 2012, U.S. Concrete, Inc. had 13,394,332 shares of its common stock, par value $0.001 per share, outstanding (excluding 73,989 treasury shares).

U.S. CONCRETE, INC.

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,713	$4,229
Trade accounts receivable, net	100,688	82,195
Inventories	34,024	33,156
Deferred income taxes	4,511	4,573
Prepaid expenses	4,520	3,785
Other current assets	7,489	5,962
Total current assets	157,945	133,900
Property, plant and equipment, net	122,012	126,225
Goodwill	1,481	1,481
Other assets	7,007	8,048
Total assets	$288,445	$269,654

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$792	$615
Accounts payable	50,332	46,749
Accrued liabilities	40,402	31,233
Derivative liabilities	6,273	2,305
Total current liabilities	97,799	80,902
Long-term debt, net of current maturities	71,819	60,471
Other long-term obligations and deferred credits	6,289	6,547
Deferred income taxes	5,571	5,654
Total liabilities	181,478	153,574

Commitments and contingencies (Note 12)

Equity:
Preferred stock	—	—
Common stock	13	13
Additional paid-in capital	135,404	133,939
Accumulated deficit	(27,995)	(17,457)
Treasury stock, at cost	(455)	(415)
Total stockholders’ equity	106,967	116,080
Total liabilities and equity	$288,445	$269,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenue	$151,084	$130,027	$274,088	$217,076
Cost of goods sold before depreciation, depletion and amortization	129,667	111,521	238,506	194,330
Selling, general and administrative expenses	15,142	13,115	30,381	28,079
Depreciation, depletion and amortization	3,995	5,408	7,843	10,501
Gain on sale of assets	(4)	(145)	(601)	(217)
Income (loss) from continuing operations	2,284	128	(2,041)	(15,617)
Interest expense, net	(2,905)	(2,743)	(5,774)	(5,371)
Derivative income (loss)	(577)	4,945	(3,968)	(1,302)
Other income, net	995	246	1,540	503
Income (loss) before income taxes	(203)	2,576	(10,243)	(21,787)
Income tax expense (benefit)	105	28	295	379
Net income (loss)	$(308)	$2,548	$(10,538)	$(22,166)

Earnings (loss) per share – basic and diluted	$(0.03)	$0.21	$(0.87)	$(1.85)

Weighted average shares outstanding:
Basic	12,163	11,989	12,152	11,973
Diluted	12,163	12,023	12,152	11,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2010	11,928	$12	$131,875	$(5,754)	$—	$126,133
Stock-based compensation	77	—	774	—	—	774
Purchase of treasury shares	(16)	—	—	—	(141)	(141)
Net loss	—	—	—	(22,166)	—	(22,166)
BALANCE, June 30, 2011	11,989	$12	$132,649	$(27,920)	$(141)	$104,600

BALANCE, December 31, 2011	12,867	$13	$133,939	$(17,457)	$(415)	$116,080
Stock-based compensation	457	—	1,465	—	—	1,465
Purchase of treasury shares	(10)	—	—	—	(40)	(40)
Net loss	—	—	—	(10,538)	—	(10,538)
BALANCE, June 30, 2012	13,314	$13	$135,404	$(27,995)	$(455)	$106,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,538)	$(22,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	7,843	10,501
Debt issuance cost amortization	2,112	1,792
Net loss on derivative	3,968	1,302
Net gain on sale of assets	(601)	(217)
Deferred income taxes	(21)	—
Provision for doubtful accounts	436	713
Stock-based compensation	1,465	774
Changes in assets and liabilities:
Accounts receivable	(18,929)	(13,398)
Inventories	(868)	(2,714)
Prepaid expenses and other current assets	(2,367)	961
Other assets and liabilities	(253)	41
Accounts payable and accrued liabilities	12,102	9,651
Net cash used in operating activities	(5,651)	(12,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,985)	(5,171)
Proceeds from disposals of property, plant and equipment	1,765	783
Payments for acquisitions	—	(250)
Net cash used in investing activities	(1,220)	(4,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	77,737	61,800
Repayments of borrowings	(67,268)	(43,749)
Payments for seller-financed debt and Michigan redemption	(949)	(1,401)
Other financing activities	(165)	(141)
Net cash provided by financing activities	9,355	16,509

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,484	(889)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,229	5,290
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,713	$4,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete,” or the “Company”) and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. We have reclassified approximately $0.1 million and $1.4 million of cash outflows to financing activities from investing activities in the condensed consolidated statement of cash flows for the three and six month periods ended June 30, 2011, respectively. These cash outflows related to payments on seller financed debt and for the redemption of our interest in our former Michigan joint venture.  All other adjustments are of a normal or recurring nature.  Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of our results expected for the year ending December 31, 2012, or for any future period.

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

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.2 million and $0.7 million during the six months ended June 30, 2012 and 2011, respectively.

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California, and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of our transport equipment for approximately $0.9 million.

In October 2006, we acquired certain aggregates assets located in New Jersey. As a condition of the purchase agreement, additional consideration would be due if certain areas were permitted that allowed us to mine the minerals from that area. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2012	2011

Raw materials	$23,660	$22,936
Precast products	7,334	6,772
Building materials for resale	1,918	1,992
Other	1,112	1,456
	$34,024	$33,156

5.	DEBT

A summary of debt is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Senior secured credit facility due 2014	$25,657	$15,116
Convertible secured notes due 2015	44,936	43,844
Notes payable and other financing	1,650	1,687
Capital leases	368	439
	72,611	61,086
Less: current maturities	792	615
Total long-term debt	$71,819	$60,471

The carrying value of outstanding amounts under the credit agreement that governs our Senior Secured Credit Facility due 2014 (the “Credit Agreement”) approximates fair value due to the floating interest rate. The fair value of our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) was approximately $58.0 million, including the embedded derivative of $4.4 million, at June 30, 2012, and was $53.8 million, including the embedded derivative of $1.6 million, at December 31, 2011.

Senior Secured Credit Facility due 2014

On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). On November 3, 2011, we entered into the First Amendment to the Credit Agreement. The Credit Agreement matures in August 2014. As of June 30, 2012, we had outstanding borrowings of $25.7 million and $18.7 million of undrawn standby letters of credit under the Revolving Facility. See below for a discussion of the consolidated secured debt ratio included in the indenture governing our Convertible Notes that could restrict borrowings under the Credit Agreement.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the First Amendment to the Credit Agreement, there is an availability block of $10.0 million. Additionally, at any time that Availability (as defined in the Credit Agreement) is less than $15.0 million, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the trailing twelve month period until Availability is greater than or equal to $15.0 million for a period of 30 consecutive days. For the trailing twelve month period ended June 30, 2012, our fixed charge coverage ratio was 2.46 to 1.0.  Availability under the Revolving Facility was approximately $20.7 million, after reduction of the $10.0 million block, at June 30, 2012.

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

 Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve-month period ending on the last day of each fiscal quarter thereafter. Our capital expenditures were $4.2 million for the trailing twelve-month period ended June 30, 2012, which was below the $38.6 million representing 7% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default. As of June 30, 2012, the Company was in compliance with its covenants.

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

Convertible Secured Notes due 2015

On August 31, 2010 (the “Effective Date”), we issued $55.0 million aggregate principal amount of the Convertible Notes.  The Convertible Notes are governed by an indenture, dated as of August 31, 2010 (the “Indenture”). Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 7). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Indenture, we are required to meet a consolidated secured debt ratio test (as defined in the Indenture.)  The requirement to meet a consolidated secured debt ratio under the Indenture could restrict our ability to borrow the amount available under the Credit Agreement. We must meet a consolidated secured debt ratio, as of the last day of each fiscal month as shown below:

Consolidated
Period	Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the Indenture) on the date of determination that constitutes the Convertible Notes, any other pari passu lien obligations and any indebtedness incurred under the Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the Indenture) for our most recent four fiscal quarters available at the date of determination.  Based on consolidated cash flows for the four fiscal quarters ended March 31, 2012, our consolidated secured debt ratio was 4.96 to 1.00.  In the event that we are not able to meet this ratio in the future, we would need to seek an amendment to the Indenture to provide relief from this covenant.

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

In addition, if a “Fundamental Change of Control” (as defined in the Indenture) occurs prior to the maturity date, in addition to any conversion rights the holders of Convertible Notes may have, each holder of Convertible Notes will have (i) a make-whole provision calculated as provided in the Indenture pursuant to which each holder may be entitled to additional shares of Common Stock upon conversion (the “Make Whole Premium”), and (ii) an amount equal to the interest on such Convertible Notes that would have been payable from the date of the occurrence of such Fundamental Change of Control (the “Fundamental Change of Control Date”) through the third anniversary of the Effective Date (or August 31, 2013), plus any accrued and unpaid interest to the Fundamental Change of Control Date (the amount in this clause (ii), the “Make Whole Payment”).  We may elect to pay the Make Whole Payment in cash or in shares of Common Stock.

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

Our derivative instruments are summarized as follows:

		Fair Value
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	June 30, 2012	December 31, 2011
Warrants	Current derivative liabilities	$1,848	$662
Convertible Note embedded derivative	Current derivative liabilities	4,425	1,643
		$6,273	$2,305

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of derivative instruments on the statement of operations for the three and six month periods ended June 30, 2012, excluding income tax effects:

Derivative Instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Warrants	Derivative loss	$(85)	$(1,186)
Convertible Note embedded derivative	Derivative loss	(492)	(2,782)
		$(577)	$(3,968)

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions as of June 30, 2012 and December 31, 2011:
Derivative Instruments not designated as hedging instruments under ASC 815	Number of Shares
Warrants	3,000,000
Convertible Note embedded derivative	5,238,095
8,238,095

We do not have any derivative instruments with credit features requiring the posting of collateral in the event of a credit downgrade or similar credit event.

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2012
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$1,848	$—	$—	$1,848
Derivative – Convertible Notes Embedded Derivative(2)	4,425	—	—	4,425
	$6,273	$—	$—	$6,273

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$662	$—	$—	$662
Derivative – Convertible Notes Embedded Derivative(2)	1,643	—	—	1,643
	$2,305	$—	$—	$2,305

(1)	See Note 6.
(2)
Represents the compound embedded derivative included in our Convertible Notes. The compound embedded derivative includes the value associated with the noteholders’ conversion option, as well as certain rights to receive “make-whole” amounts. The “make-whole” provision(s) provides that, upon certain contingent events, if conversion is elected on the Convertible Notes, we may be obligated to pay such holder an amount in cash, or shares of common stock to compensate noteholders who have converted early as a result of these contingent events, interest and time value of the conversion option foregone via the conversion.

The derivative liabilities were valued using a model for instruments with the option to convert into common equity. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs.

A reconciliation of the changes in Level 3 fair value measurements is as follows for the three and six month periods ended June 30, 2012 (in thousands):

	Warrants	Convertible Notes Embedded Derivative
Balance at December 31, 2011	$662	$1,643
Total losses included in earnings	1,101	2,290
Balance at March 31, 2012	1,763	3,933
Total losses included in earnings	85	492
Balance at June 30, 2012	$1,848	$4,425

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. The fair value of our Convertible Notes was approximately $58.0 million, including $4.4 million related to the embedded derivatives at June 30, 2012, and $53.8 million, including $1.6 million related to the embedded derivative, at December 31, 2011.

8.	CORPORATE HEADQUARTERS RELOCATION

We made the decision, during the first quarter of 2012, to relocate our corporate headquarters from Houston, Texas to Euless, Texas. The move was completed in July 2012. As a result of this decision, we have paid or will pay severance costs to employees that are not relocating with the Company, as well as other employee-related and general moving costs. For the three and six month periods ended June 30, 2012, we recorded approximately $0.5 million and $1.6 million, respectively for these moving costs, which are included in selling, general and administrative expenses on the condensed consolidated statement of operations.

9.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of June 30, 2012 and December 31, 2011 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $1.1 million as of both June 30, 2012 and December 31, 2011. We made income tax payments of approximately $0.2 million during the three and six month periods ended June 30, 2012, and approximately $0.3 million for the three and six month periods ended June 30, 2011.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our plan of reorganization on August 31, 2010.  As a result, the amount of our pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the plan of reorganization.  The ownership change and the resulting annual limitation on use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes.

10.	STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	June 30, 2012	December 31, 2011
Shares authorized	100,000	100,000
Shares outstanding at end of period	13,314	12,867
Shares held in treasury	71	60

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of the Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of June 30, 2012 or December 31, 2011.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 5,000 shares during the three months ended June 30, 2012, at a total value of approximately $26,000. For the six months ended June 30, 2012, we withheld approximately 10,000 shares with a total value of approximately $40,000. We accounted for the withholding of these shares as treasury stock.

11.	NET EARNINGS (LOSS) PER SHARE

 Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

      For the three and six month periods ended June 30, 2012, our basic weighted average shares outstanding exclude 1.1 million shares of unvested restricted stock.  For the three and six month periods ended June 30, 2012 and June 30, 2011, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock, restricted stock units and stock options.  The Convertible Notes may be converted into 5.2 million shares of our common stock.  As of June 30, 2012, there were restricted stock, restricted stock units and stock options that could result in the inclusion of 1.5 million shares and 0.1 million shares of common stock, respectively, in the diluted earnings per share calculation. As of June 30, 2011, there were restricted stock units and stock options that could have resulted in the inclusion of 0.3 million and 0.2 million shares of common stock, respectively, in the diluted earnings per share calculation.  The 5.2 million shares underlying our Convertible Notes and the 0.2 million shares underlying stock options were excluded from the computation of diluted earnings per share for the three months ended June 30, 2011 because their effect would have been anti-dilutive. For the three months ended June 30, 2011, there were approximately 34,000 restricted stock units included in diluted weighted average shares outstanding. All potentially dilutive shares were excluded from the computation of diluted earnings per share for the three months ended June 30, 2012 and the six month periods ended June 30, 2012 and 2011 because their effect would have been anti-dilutive.

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

Currently, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2012.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2012.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.    Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $9.6 million as of June 30, 2012, compared to $9.9 million as of December 31, 2011, which is currently classified in accrued liabilities.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $77.7 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2012. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Ready-mixed concrete and concrete-related products	$139,855	$116,411	$251,766	$194,491
Precast concrete products	17,095	18,155	32,066	30,115
Intercompany revenue	(5,866)	(4,539)	(9,744)	(7,530)
Total revenue	$151,084	$130,027	$274,088	$217,076

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Operating Income (Loss):
Ready-mixed concrete and concrete-related products	$10,230	$3,276	$13,633	$(5,005)
Precast concrete products	(1,142)	(84)	(1,684)	(1,376)
Derivative gain (loss)	(577)	4,945	(3,968)	(1,302)
Unallocated overhead and other income	(21)	1,029	(159)	1,547
Corporate:
Selling, general and administrative expenses	(5,788)	(3,847)	(12,291)	(10,280)
Interest expense, net	(2,905)	(2,743)	(5,774)	(5,371)
Income (loss) before income taxes	$(203)	$2,576	$(10,243)	$(21,787)

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$3,216	$4,508	$6,282	$8,709
Precast concrete products	260	321	521	636
Corporate	519	579	1,040	1,156
Total depreciation, depletion and amortization	$3,995	$5,408	$7,843	$10,501

Revenue by Product:
Ready-mixed concrete	$123,165	$99,284	$222,762	$166,404
Precast concrete products	17,133	18,169	32,115	30,150
Building materials	2,822	2,675	5,042	4,316
Aggregates	4,320	4,252	7,608	5,833
Other	3,644	5,647	6,561	10,373
Total revenue	$151,084	$130,027	$274,088	$217,076

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$2,267	$3,096	$2,607	$4,791
Precast concrete products	45	251	225	365
Corporate	153	---	153	15
Total capital expenditures	$2,465	$3,347	$2,985	$5,171

Identifiable Assets:	As of June 30, 2012	As of December 31, 2011
Ready-mixed concrete and concrete-related products	$105,183	$108,201
Precast concrete products	10,266	10,575
Corporate	6,563	7,449
Total identifiable assets	$122,012	$126,225

14.	SUBSEQUENT EVENT

On July 16, 2012, we entered into a lease and marketing agreement with Granite Ready Mix, Scara-Mix, Inc. and related companies located on the southwestern side of Staten Island, NY.  Under the agreement, we have entered into various operating lease agreements for land and equipment and a marketing agreement which provides the lessor with a royalty based on future profitability.

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company’s California precast operations to Oldcastle Precast, Inc. for $21.3 million in cash, plus net working capital adjustments.  The assets to be purchased by Oldcastle Precast, Inc. include certain facilities, fixed assets, and working capital items.  The transaction is subject to customary closing conditions and is expected to close during the third quarter of 2012.  The cash proceeds may be used immediately to pay down a portion of our Credit Facility, or may be placed in a Convertible Notes collateral account to be used to fund our future capital expenditures or other strategic investments during the twelve months following the close.

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

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company’s California precast operations to Oldcastle Precast, Inc. for $21.3 million in cash, plus net working capital adjustments.  The assets to be purchased by Oldcastle Precast, Inc. include certain facilities, fixed assets, and working capital items.  The transaction is subject to customary closing conditions and is expected to close during the third quarter of 2012.

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

Since the middle of 2006, the United States building materials construction market has been challenging.  The construction industry, particularly the ready-mixed concrete industry, has been characterized by significant overcapacity and competitive activity. For the three months ended June 30, 2012, our ready-mix concrete sales volume increased 20.7% to 1,281,000 cubic yards from 1,062,000 cubic yards during the second quarter of 2011 primarily due to higher demand in all of our major markets, with the exception of the New York/New Jersey area, which was significantly impacted by inclement weather during the quarter. For the six months ended June 30, 2012, our ready-mix concrete sales volume increased 28.4% to 2,295,000 cubic yards from 1,788,000 cubic yards during the six months ended June 30, 2011, partially attributable to more favorable weather conditions during the first three months of 2012. In addition, we experienced a 3.3% increase in consolidated average ready-mix sales prices for the three months ended June 30, 2012 which represents the fifth consecutive fiscal quarter we have seen these increases. Consolidated average ready-mix prices increased 4.6% in the first half of 2012 compared to the first half of 2011. We saw increases in our ready-mix concrete sales volume and average ready-mix sales prices in all of our major markets during the first half of 2012 when compared to the first half of 2011. As a result of this higher sales volume and higher ready-mix sales prices, we experienced increases in our revenue period-over-period. The higher volumes have allowed us to spread our fixed costs over more cubic yards and we have experienced improvement in our driver productivity during the first half of 2012 when compared to the same period of 2011. However, we have also experienced higher fuel and aggregate costs which have partially offset these improvements. While our average sales prices have improved, we may continue to be affected by the recessionary conditions affecting our industry. As a result of these conditions, we continue to closely monitor our operating costs and capital expenditures.

Index

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of financing seasonal working capital requirements, servicing indebtedness under the credit agreement governing our Senior Secured Credit Facility due 2014 (the “Credit Agreement”) and our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”), purchasing property and equipment and payments related to any strategic acquisitions. Our portfolio strategy may from time to time include strategic acquisitions and divestitures in various regions and markets and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Credit Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base typically declines also during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather. Our availability at June 30, 2012 declined to $20.7 million from availability of $25.7 million at March 31, 2012 as expected due primarily to our seasonal working capital needs.

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

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	declines in gross margins due to shifts in our project mix or increases in the cost of our raw materials and fuel;

•
any deterioration in our ability to collect our accounts receivable from customers as a result of further weakening in construction demand or as a result of payment difficulties experienced by our customers; and

•	inclement weather beyond normal patterns that could affect our volumes.

The following key financial measurements reflect our financial position and capital resources as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$6,713	$4,229
Working capital	$60,146	$52,998
Total debt	$72,611	$61,086

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

The following discussion provides a description of our arrangements relating to outstanding indebtedness.

Senior Secured Credit Facility due 2014

On August 31, 2010, we and certain of our subsidiaries entered into the Credit Agreement, which provides for a $75.0 million asset-based revolving credit facility (the “Revolving Facility”). On November 3, 2011, we entered into the First Amendment to the Credit Agreement. The Credit Agreement matures in August 2014. As of June 30, 2012, we had outstanding borrowings of $25.7 million and $18.7 million of undrawn standby letters of credit under the Revolving Facility. See below for a discussion of the consolidated secured debt ratio included in the indenture governing our Convertible Notes that could restrict borrowings under the Credit Agreement.

Index

Under the First Amendment to the Credit Agreement, there is an availability block of $10.0 million. Additionally, at any time that Availability (as defined in the Credit Agreement) is less than $15.0 million, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for the trailing twelve month period until Availability is greater than or equal to $15.0 million for a period of 30 consecutive days. For the trailing twelve month period ended June 30, 2012, our fixed charge coverage ratio was 2.46 to 1.0.  Availability under the Revolving Facility was approximately $20.7 million, after reduction of the $10.0 million block at June 30, 2012.

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

 Under the Credit Agreement, our capital expenditures may not exceed 7.0% of our consolidated annual revenue for the trailing twelve-month period ending on the last day of each fiscal quarter thereafter. Our capital expenditures were $4.2 million for the trailing twelve-month period ended June 30, 2012, which was below the $38.6 million representing 7% of our consolidated annual revenue for the same period. The Revolving Facility requires us to comply with certain other customary affirmative and negative covenants, and contains customary events of default. As of June 30, 2012, the Company was in compliance with its covenants.

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

Convertible Secured Notes due 2015

On August 31, 2010 (the “Effective Date”), we issued $55.0 million aggregate principal amount of the Convertible Notes.  The Convertible Notes are governed by an indenture, dated as of August 31, 2010 (the “Indenture”). Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 7). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

Index

Under the terms of the Indenture, we are required to meet a consolidated secured debt ratio test (as defined in the Indenture.)  The requirement to meet a consolidated secured debt ratio under the Indenture could restrict our ability to borrow the amount available under the Credit Agreement. We must meet a consolidated secured debt ratio, as of the last day of each fiscal month as shown below:

Consolidated
Period	Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the Indenture) on the date of determination that constitutes the Convertible Notes, any other pari passu lien obligations and any indebtedness incurred under the Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the Indenture) for our most recent four fiscal quarters available at the date of determination.  Based on consolidated cash flows for the four fiscal quarters ended March 31, 2012, our consolidated secured debt ratio was 4.96 to 1.00.  In the event that we are not able to meet this ratio in the future, we would need to seek an amendment to the Indenture to provide relief from this covenant.

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

In addition, if a “Fundamental Change of Control” (as defined in the Indenture) occurs prior to the maturity date, in addition to any conversion rights the holders of Convertible Notes may have, each holder of Convertible Notes will have (i) a make-whole provision calculated as provided in the Indenture pursuant to which each holder may be entitled to additional shares of Common Stock upon conversion (the “Make Whole Premium”), and (ii) an amount equal to the interest on such Convertible Notes that would have been payable from the date of the occurrence of such Fundamental Change of Control (the “Fundamental Change of Control Date”) through the third anniversary of the Effective Date (or August 31, 2013), plus any accrued and unpaid interest to the Fundamental Change of Control Date (the amount in this clause (ii), the “Make Whole Payment”).  We may elect to pay the Make Whole Payment in cash or in shares of Common Stock.

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

Index

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

Cash Flows

Our net cash provided by or used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $5.7 million for the six months ended June 30, 2012, compared to net cash used in operating activities of $12.8 million for the six months ended June 30, 2011.  The change in the 2012 period was principally a result of lower operating losses due to higher volume and pricing, which drove increased revenue and productivity. As expected during the six months ended June 30, 2012, we saw a use of cash due to working capital increases as a result of the seasonal nature of our business.

We used $1.2 million of cash in investing activities for the six months ended June 30, 2012 and $4.6 million for the six months ended June 30, 2011. Capital expenditures were lower by approximately $2.2 million during the first half of 2012 compared to the first half of 2011. This decrease was due primarily to purchases of mixer trucks after the expiration of lease terms during the first half of 2011 totaling approximately $3.9 million. Proceeds from asset disposals increased $1.0 million during the six months ended June 30, 2012 due to cash received for the sales of excess land, vehicles and equipment.

Our net cash provided by financing activities was $9.4 million and $16.5 million for the six month periods ended June 30, 2012 and 2011, respectively. The decrease in the 2012 period was primarily the result of lower net borrowings offset by $0.5 million of lower payments for seller-financed debt.

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

Index

Overall, prices for cement and aggregates remained relatively flat for the three months and six months ended June 30, 2012 compared to the same periods in 2011, although we did see increases in certain of our major markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates. Although fuel costs remained at higher than historical levels in the first half of 2012, we experienced overall decreases in fuel costs during the three months ended June 30, 2012 compared to 2011. While we can partially mitigate the higher fuel costs experienced during the first half of 2012 with higher prices for our products, fuel costs have risen more sharply than our prices.

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

Other

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in the west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.2 million and $0.7 million during the first half of 2012 and 2011, respectively.

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of our transport equipment for approximately $0.9 million.

In October 2006, we acquired certain aggregates assets located in New Jersey. As a condition of the purchase agreement, additional consideration would be due if certain areas were permitted that allowed us to mine the minerals from that area. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012.

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

Index

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except for selling prices and percentages) and that information as a percentage of total revenue for each of the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$139,855	92.6%	$116,411	89.5%	$251,766	91.9%	$194,491	89.6%
Precast concrete products	17,095	11.3	18,155	14.0	32,066	11.7	30,115	13.9
Intercompany revenue	(5,866)	(3.9)	(4,539)	(3.5)	(9,744)	(3.6)	(7,530)	(3.5)
Total revenue	$151,084	100.0%	$130,027	100.0%	$274,088	100.0%	$217,076	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$113,430	75.1%	$95,469	73.4%	$208,776	76.2%	$167,192	77.0%
Precast concrete products	16,237	10.8	16,052	12.3	29,730	10.8	27,138	12.5
Selling, general and administrative expenses	15,142	10.0	13,115	10.1	30,381	11.1	28,079	12.9
Depreciation, depletion and amortization	3,995	2.6	5,408	4.2	7,843	2.8	10,501	4.8
Gain on sale of assets	(4)	(0.0)	(145)	(0.1)	(601)	(0.2)	(217)	(0.1)
Income (loss) from operations	2,284	1.5	128	0.1	(2,041)	(0.7)	(15,617)	(7.1)
Interest expense, net	(2,905)	(1.9)	(2,743)	(2.1)	(5,774)	(2.1)	(5,371)	(2.5)
Derivative income (loss)	(577)	(0.4)	4,945	3.8	(3,968)	(1.5)	(1,302)	(0.6)
Other income, net	995	0.7	246	0.2	1,540	0.6	503	0.2
Income (loss) before income taxes	(203)	(0.1)	2,576	2.0	(10,243)	(3.7)	(21,787)	(10.0)
Income tax expense	105	0.1	28	0.0	295	0.1	379	0.2
Net income (loss)	$(308)	(0.2%)	$2,548	2.0%	$(10,538)	(3.8)%	$(22,166)	(10.2)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$95.44		$92.37		$96.33		$92.06
Sales volume in cubic yards	1,281		1,062		2,295		1,788

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment increased $23.4 million, or 20.1%, to $139.9 million for the three months ended June 30, 2012, from $116.4 million in the corresponding period of 2011.  Our ready-mixed sales volumes for the three months ended June 30, 2012 were approximately 1.28 million cubic yards, up 20.7% from the approximate 1.06 million cubic yards of ready-mixed concrete we sold in the three months ended June 30, 2011. The average selling price per cubic yard of concrete sold increased 3.3%, to $95.44, for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011 due to increased prices in all of our major markets. On a market-by-market comparison the average selling price per cubic yard increased in most of our markets. For the six months ended June 30, 2012, our ready-mixed concrete and concrete-related products revenues were $251.8 million, an increase of 29.4% compared to $194.5 million for the six months ended June 30, 2011.   Our ready-mixed concrete sales volumes for the six months ended June 30, 2012 were approximately 2.30 million cubic yards, compared to approximately 1.79 million cubic yards of ready-mixed concrete sold during the six months ended June 30, 2011, an increase of 28.4%. Our average selling price per cubic yard of concrete sold increased 4.6% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Index

Precast concrete products. Revenue from our precast concrete products segment was down $1.1 million, or 5.8%, to $17.1 million for the three months ended June 30, 2012 from $18.2 million during the corresponding period of 2011.  Revenue was lower due to lower commercial and public works construction in our southern California and Mid-Atlantic markets.  This was partially offset by higher revenue in our northern California and Phoenix markets due to increased demand in commercial construction projects, but with generally lower margins.  For the six months ended June 30, 2012, revenues increased $2.0 million, or 6.5%, to $32.1 million from $30.1 million during the six months ended June 30, 2011. This increase reflects higher commercial construction in our northern California and Phoenix markets, higher residential construction in our Phoenix market and higher public works construction in our northern and southern California markets.  These increases were partially offset by reduced revenue in our mid-Atlantic markets due to lower public works construction activity.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment during the three months ended June 30, 2012 was $113.4 million, which was an increase of $17.9 million, or 18.8%, from $95.5 million in the three months ended June 30, 2011.  This increase was primarily due to a 20.7% increase in sales volumes during the three months ended June 30, 2012 partially offset by fixed costs being spread over higher volumes and greater efficiencies achieved. For the six months ended June 30, 2012, these costs increased $41.6 million, or 24.9%, to $208.8 million from $167.2 million for the six months ended June 30, 2011, mostly attributable to a 28.4% increase in sales volume, partially offset by fixed costs being spread over higher volumes and greater efficiencies achieved.

As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 81.1% for the three months ended June 30, 2012, as compared to 82.0% for the corresponding period of 2011. For the six months ended June 30, 2012, this percentage was 82.9%, compared to 86.0% for the six months ended June 30, 2011. The decrease in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue in the three months and six months ended June 30, 2012 was primarily attributable to efficiencies achieved from higher volumes.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our precast concrete products segment increased $0.1 million, or 1.2%, to $16.2 million for the three months ended June 30, 2012 from $16.1 million for the corresponding period of 2011.  These costs increased $2.6 million, or 9.6%, to $29.7 million for the six months ended June 30, 2012 compared to $27.1 million for the six months ended June 30, 2011. As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products was 95.0% for the three months ended June 30, 2012 compared to 88.4% during the three months ended June 30, 2011. As a percentage of precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 92.7% for the six months ended June 30, 2012 from 90.1% during the six months ended June 30, 2011. This percentage increased primarily due to lower margin projects in 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $2.0 million, or 15.5%, to $15.1 million for the three months ended June 30, 2012 from $13.1 million for the corresponding period in 2011. The second quarter of 2012 included $0.5 million for expenses related to the recently completed relocation of the corporate headquarters, $0.8 million for non-cash stock based compensation costs, $0.4 million for bonus accruals and $0.5 million for expenses to adjust our insurance reserves. This compares to the second quarter of 2011 which included $0.3 million for non-cash stock based compensation costs and $0.2 million reduction in expenses for the adjustment of our insurance reserves.

For the six months ended June 30, 2012, these expenses increased $2.3 million, or 8.2%, to $30.4 million from $28.1 million during the six months ended June 30, 2011. The higher costs were primarily due to the aforementioned incremental costs for relocation of the corporate headquarters, non-cash stock based compensation costs, bonus accruals and expenses related to the adjustment of our insurance reserves. Expenses in the 2011 period included $1.7 million of expenses related to the departure of our former President and Chief Executive Officer.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $1.4 million, or 26.1%, to $4.0 million for the three months ended June 30, 2012 from $5.4 million in the corresponding period of 2011.  For the six months ended June 30, 2012, these costs decreased $2.7 million, or 25.3%, to $7.8 million from $10.5 million for the six months ended June 30, 2011. The decrease was primarily due to certain assets becoming fully depreciated during the later part of 2011.

Interest expense, net.  Net interest expense was $2.9 million in the three months ended June 30, 2012 compared to $2.7 million in the three months ended June 30, 2011. Net interest expense for the six months ended June 30, 2012 was $5.8 million, compared to $5.4 million for the six months ended June 30, 2011.  This rise was primarily due to increased borrowings under the Credit Agreement, higher non-cash amortization of deferred financing costs related to the Convertible Notes and higher non-cash accretion of the recorded discount on the Convertible Notes during the three months and six months ended June 30, 2012 as compared to the same periods of 2011.

Index

Gain (loss) on derivative.  All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $6.3 million at June 30, 2012 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. During the three months ended June 30, 2012, we recorded a $0.6 million loss on derivatives, consisting of a loss from fair value changes in our embedded Convertible Notes derivative of approximately $0.5 million and a loss from fair value changes in our warrants of approximately $0.1 million, both losses due primarily to the increase in the price of our common stock.  This compares to a $4.9 million gain on derivatives for the three months ended June 30, 2011.

For the six months ended June 30, 2012, we recorded a loss of $4.0 million on derivatives, compared to a loss of $1.3 million on derivatives for the comparable period of 2011.  The 2012 derivative loss consists of a loss from fair value changes in our embedded Convertible Notes derivative of approximately $2.8 million and a loss from fair value changes in our warrants of approximately $1.2 million, both losses due primarily to the increase in the price of our common stock.

Other income, net.  Other income was $1.0 million for the three months ended June 30, 2012 compared to $0.2 million for the three months ended June 30, 2011.  The increase was due to the receipt of $0.5 million in royalty payments related to mineral rights on a property in West Texas for the three months ended June 30, 2012.

Income taxes.  We recorded income tax expense of $0.1 million for the three months ended June 30, 2012, and $0.3 million for the six months ended June 30, 2012. We recorded income tax expense near zero for the three months ended June 30, 2011 and $0.4 million for the six months ended June 30, 2011.  Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of June 30, 2012 and December 31, 2011 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $1.1 million as of June 30, 2012 and December 31, 2011.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At June 30, 2012, we had $18.7 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $77.7 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the second quarter of 2012 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. We have continued to experience higher than historical fuel costs due to higher diesel fuel prices although we did see decreases in fuel costs for the three months ended June 30, 2012 compared to the same period of 2011. We are able to pass some of this cost on in the form of higher prices for our products.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of the Warrants and Convertible Notes.  None of our derivatives manage business risk or are executed for speculative purposes.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $6.3 million and $2.3 million at June 30, 2012 and December 31, 2011, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $0.7 million, resulting in a loss in the same amount. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $2.1 million, resulting in a loss in the same amount. During the six month period ended June 30, 2012, we recorded a loss from fair value changes in our embedded Convertible Notes derivative of approximately $2.8 million and a loss from fair value changes in our Warrants of approximately $1.2 million. Both losses were due primarily to the increase in the price of our common stock.

Borrowings under our Credit Agreement expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the Credit Agreement. Based on the $25.7 million outstanding under this facility as of June 30, 2012, a one percent increase or decrease in the applicable rate would increase or decrease our annual interest expense by $0.3 million.

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

Disclosure Controls and Procedures

 As of June 30, 2012, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the evaluation of our disclosure controls and procedures as of December 31, 2011, a material weakness in internal control over financial reporting was identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. This material weakness related to not maintaining effective review and approval practices over the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. GAAP. This control deficiency resulted in prior year audit adjustments related to the classification of cash activity between investing and financing activities on the consolidated statement of cash flows. Specifically, the adjustments resulted in the reclassification of $0.7 million of payments on the seller financed portion of an acquisition of assets in our west Texas market and a $0.8 million payment on the redemption of Superior, from investing activities to financing activities. As of June 30, 2012, and as described below, this material weakness was not remediated. As a result, our principal executive officer and our principal financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective.

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

Status of Remediation of Material Weakness

We have developed controls surrounding the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions. Specifically, we continue to obtain signed certifications from our financial and operating personnel regarding the existence of significant, unusual and infrequently occurring transactions. Once identified, we have developed controls related to the review of such transactions by corporate office financial personnel which includes a checklist to determine that the effect of such transactions have been considered in the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows. We continue to evaluate the operating effectiveness of the controls put in place. These controls will be required to have operated for a sufficient period of time to provide reasonable assurance as to their effectiveness. The material weakness reported in our Annual Report will be remediated when, in the opinion of management, the control procedures have been operating for a sufficient period of time and testing can be completed of the operating effectiveness.

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

 Items 2(a) and 2(b) are not applicable.  The following table provides information pursuant to Item 2(c) with respect to purchases by the company of shares of our common stock during the three month period ended June 30, 2012:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share
April 2012	4,662	4.66
May 2012	—	—
June 2012	815	5.00

(1)
Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

Item 6.	Exhibits

10.01*
—Management Consulting Agreement dated June 25, 2012 by and between U.S. Concrete and Gary J. Konnie (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2012 (File No. 000-26025)).

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

U.S. CONCRETE, INC.

Date: August 10, 2012	By:	/s/ Kent Cauley
Kent Cauley
Vice President of Finance
(Principal Accounting Officer)

Index

INDEX TO EXHIBITS

10.01*
—Management Consulting Agreement dated June 25, 2012 by and between U.S. Concrete and Gary J. Konnie (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2012 (File No. 000-26025)).

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