Form 10-Q
period 2012-09-30
US CONCRETE INC
filed 2012-11-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

As of the close of business on November 8, 2012, U.S. Concrete, Inc. had 13,372,114 shares of its common stock, par value $0.001 per share, outstanding (excluding 118,544 treasury shares).

U.S. CONCRETE, INC.

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,822	$4,229
Restricted cash	1,456	—
Trade accounts receivable, net of allowances of $3,536 and $3,967 at September 30, 2012 and December 31, 2011, respectively	96,568	82,195
Inventories	27,011	33,156
Deferred income taxes	5,131	4,573
Prepaid expenses	3,898	3,785
Assets held for sale	2,627	—
Other current assets	7,060	5,962
Total current assets	147,573	133,900
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $34,892 and $25,069 at September 30, 2012 and December 31, 2011, respectively	113,734	126,225
Goodwill	2,384	1,481
Other assets	4,981	8,048
Total assets	$268,672	$269,654

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,273	$615
Accounts payable	49,810	46,749
Accrued liabilities	34,729	31,233
Derivative liabilities	8,849	2,305
Total current liabilities	94,661	80,902
Long-term debt, net of current maturities	56,855	60,471
Other long-term obligations and deferred credits	6,670	6,547
Deferred income taxes	6,191	5,654
Total liabilities	164,377	153,574

Commitments and contingencies (Note 15)

Equity:
Preferred stock	—	—
Common stock	13	13
Additional paid-in capital	136,210	133,939
Accumulated deficit	(31,206)	(17,457)
Treasury stock, at cost	(722)	(415)
Total stockholders’ equity	104,295	116,080
Total liabilities and equity	$268,672	$269,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$148,929	$134,348	$402,060	$332,485
Cost of goods sold before depreciation, depletion and amortization	126,695	116,278	347,108	294,175
Selling, general and administrative expenses	15,339	12,533	43,132	37,979
Depreciation, depletion and amortization	3,729	4,783	11,226	14,811
Loss/(gain) on sale of assets	67	96	(532)	(121)
Income (loss) from operations	3,099	658	1,126	(14,359)
Interest expense, net	(2,842)	(2,826)	(8,616)	(8,197)
Derivative (loss) income	(2,576)	11,160	(6,544)	9,858
Loss on extinguishment of debt	(2,630)	—	(2,630)	—
Other income, net	459	366	1,995	844
(Loss) income from continuing operations before income taxes	(4,490)	9,358	(14,669)	(11,854)
Income tax (benefit) expense	(597)	117	(302)	496
(Loss) income from continuing operations	(3,893)	9,241	(14,367)	(12,350)
Income (loss) from discontinued operations, net of taxes	682	368	618	(207)
Net (loss) income	$(3,211)	$9,609	$(13,749)	$(12,557)

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.32)	$0.77	$(1.18)	$(1.03)
Earnings (loss) from discontinued operations, net of taxes	0.06	0.03	0.05	(0.02)
Net (loss) earnings per share – basic	$(0.26)	$0.80	$(1.13)	$(1.05)

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.32)	$0.65	$(1.18)	$(1.03)
Earnings (loss) from discontinued operations, net of taxes	0.06	0.02	0.05	(0.02)
Net (loss) earnings per share –diluted	$(0.26)	$0.67	$(1.13)	$(1.05)

Weighted average shares outstanding:
Basic	12,218	12,051	12,174	12,000
Diluted	12,218	17,290	12,174	12,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional	Accumulated	Treasury	Total
	Shares	Par Value	Paid-In Capital	Deficit	Stock	Equity
BALANCE, December 31, 2010	11,928	$12	$131,875	$(5,754)	$—	$126,133
Stock-based compensation expense	—	1	1,381	—	—	1,382
Restricted stock unit vesting	133	—	—	—	—	—
Restricted stock grants	836	—	—	—	—	—
Purchase of treasury shares	(55)	—	—	—	(394)	(394)
Net loss	—	—	—	(12,557)	—	(12,557)
BALANCE, September 30, 2011	12,842	$13	$133,256	$(18,311)	$(394)	$114,564

BALANCE, December 31, 2011	12,867	$13	$133,939	$(17,457)	$(415)	$116,080
Stock-based compensation expense	—	—	2,271	—	—	2,271
Restricted stock unit vesting	84	—	—	—	—	—
Restricted stock grants	442	—	—	—	—	—
Purchase of treasury shares	(55)	—	—	—	(307)	(307)
Net loss	—	—	—	(13,749)	—	(13,749)
BALANCE, September 30, 2012	13,338	$13	$136,210	$(31,206)	$(722)	$104,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,749)	$(12,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	11,662	15,505
Debt issuance cost amortization	3,148	2,731
Loss on extinguishment of debt	2,630	—
Amortization of facility exit costs	(39)	—
Net loss (gain) on derivative	6,544	(9,858)
Net gain on sale of assets	(2,553)	(121)
Deferred income taxes	(21)	201
Provision for doubtful accounts	683	1,510
Facility exit costs	358	—
Stock-based compensation	2,271	1,382
Changes in assets and liabilities:
Accounts receivable	(22,920)	(24,842)
Inventories	(733)	(2,896)
Prepaid expenses and other current assets	(2,218)	758
Other assets and liabilities	(15)	1,259
Accounts payable and accrued liabilities	7,010	17,222
Net cash used in operating activities	(7,942)	(9,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,525)	(5,950)
Proceeds from disposals of property, plant and equipment	1,852	973
Proceeds from disposals of business units	22,751	—
Change in restricted cash	(1,456)	—
Payments for acquisitions	(4,300)	(250)
Net cash provided by (used in) investing activities	14,322	(5,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	125,223	112,119
Repayments of borrowings	(131,397)	(95,787)
Proceeds from other borrowings	1,900	—
Payments for seller-financed debt and joint venture	(1,051)	(1,498)
Debt issuance costs	(1,155)	—
Other financing activities	(307)	(394)
Net cash (used in) provided by financing activities	(6,787)	14,440
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(407)	(493)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,229	5,290
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,822	$4,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete,” or the “Company”) and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. We have reclassified approximately $0.1 million and $1.5 million of cash outflows to financing activities from investing activities in the condensed consolidated statement of cash flows for the three and nine month periods ended September 30, 2011, respectively. These cash outflows related to payments on seller financed debt and for the redemption of our interest in our former Michigan joint venture.  All other adjustments are of a normal or recurring nature.  Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of our results expected for the year ending December 31, 2012, or for any future period.

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

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative accounting guidance that relates to testing goodwill for impairment and amends current guidance to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in existing authoritative accounting guidance. Under this new guidance, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. This guidance did not have a material effect on our condensed consolidated financial statements.

In June 2011, the FASB issued authoritative accounting guidance related to “Presentation of Comprehensive Income” that amended existing accounting guidance related to “Comprehensive Income.” The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments should be applied retrospectively for all prior periods presented. This guidance did not have an effect on our condensed consolidated financial statements as we do not have other comprehensive income.

For a description of our accounting policies, see Note 1 of the consolidated financial statements in our 2011 Form 10-K.

3.	ACQUISITIONS, DISPOSITIONS AND ASSETS HELD FOR SALE

Sale of California Precast Operations

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company’s California precast operations to Oldcastle Precast, Inc. (“Oldcastle”) for $21.3 million in cash, plus net working capital adjustments.  The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items.  The transaction was completed on August 20, 2012.  The results of operations for these units have been included in discontinued operations for the periods presented.

In conjunction with the Oldcastle agreement, we also entered into certain sublease and license agreements with Oldcastle for certain land and property that is leased or owned by us.  As the sublease and license agreements provide payment for the full amount of our obligation under the leases, we did not record any liability for exit obligations associated with these agreements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Colorado River Concrete Assets

In September 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River Concrete L.P., Cindy & Robin Concrete, L.P. and E&R Artecona Family Limited Partnership (collectively "CRC") in our west Texas market for $2.4 million in cash and a $1.9 million promissory note, which will be paid in twenty-four equal monthly installments beginning in January 2013.  The purchase of these assets allows us to expand our business in two of our major markets; west Texas and north Texas.  We acquired plant and equipment valued at $3.2 million, inventory valued at $0.2 million, and goodwill valued at $0.9 million.  No liabilities were assumed in the purchase.  The goodwill ascribed to the purchase is related to the synergies we expect to achieve with expansion of these areas in which we already operate.  We do not expect the goodwill to be deductible for tax purposes.

Other

In October 2006, we acquired certain aggregates assets located in New Jersey. As a condition of the purchase agreement, additional consideration would be due if we were able to receive permits that allowed us to mine the minerals from certain areas. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012.  On October 5, 2012, we signed an agreement with the seller to pay a total of $1.0 million in lieu of the $1.4 million contractual payment due to a lower volume of aggregate assets available to mine than originally contemplated in the agreement.  We signed a promissory note for the $1.0 million settlement, which will be paid in eight equal quarterly installments beginning in November 2012.  At September 30, 2012, $0.5 million of the settlement is included in Accrued Liabilities, and $0.5 million is included in Other Long-term Obligations on the accompanying condensed consolidated balance sheet.

During the third quarter of 2012, we made the decision to sell certain of our land and buildings in northern California and classified these assets as held for sale.  These assets were recorded at the estimated fair value less costs to sell, which approximated net book value of $2.6 million. This transaction closed during the fourth quarter of 2012 and we received $3.2 million in proceeds.

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.3 million and $0.8 million during the nine months ended September 30, 2012 and 2011, respectively.

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

As disclosed in Note 3 above, we completed the sale of our California precast operations in the third quarter of 2012, and have classified these units as discontinued operations. The results of these discontinued operations included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$5,618	$12,161	$26,575	$31,100
Depreciation, depletion and amortization (“DD&A”)	(90)	(221)	(436)	(694)
Operating expenses excluding DD&A	(6,436)	(11,572)	(27,113)	(30,613)
(Loss) income from discontinued operations	(908)	368	(974)	(207)
Gain on disposal of assets	2,019	—	2,021	—
Income (loss) from discontinued operations, before income taxes	1,111	368	1,047	(207)
Income tax expense	429	—	429	—
Net income (loss) from discontinued operations	$682	$368	$618	$(207)

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary of the assets and liabilities from our California precast operations on the date of sale with comparable balances as of December 31, 2011(in thousands):

	August 20,	December 31,
	2012	2011
Cash and cash equivalents	$85	$317
Trade accounts receivable, net	7,864	8,742
Inventories	7,090	6,870
Property, plant and equipment, net	6,965	7,203
Other assets	674	482
Total assets	$22,678	$23,614

Accounts payable	$2,062	$3,412
Accrued liabilities	596	1,819
Total liabilities	$2,658	$5,231

Trade accounts receivable was net of allowances of $41 thousand and $0.1 million as of August 20, 2012 and December 31, 2011, respectively.  Property, plant and equipment was net of depreciation of $1.4 million and $1.1 million as of August 20, 2012 and December 31, 2011, respectively.

5.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$22,663	$22,936
Precast products	1,120	6,772
Building materials for resale	1,988	1,992
Other	1,240	1,456
	$27,011	$33,156

6.	DEBT

A summary of debt is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Senior secured credit facility due 2015	$9,051	$—
Senior secured credit facility due 2014	—	15,116
Convertible secured notes due 2015	45,524	43,844
Notes payable and other financing	3,222	1,687
Capital leases	331	439
	58,128	61,086
Less: current maturities	1,273	615
Total long-term debt	$56,855	$60,471

The carrying value of outstanding amounts under the 2012 Credit Agreement (as defined below) and the credit agreement that governs our now-terminated Senior Secured Credit Facility due 2014 (the “2010 Credit Agreement”) approximates fair value due to the floating interest rate. The fair value of our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”) was approximately $58.1 million, including the embedded derivative of $6.3 million, at September 30, 2012 (see Note 9), and was $53.8 million, including the embedded derivative of $1.6 million, at December 31, 2011(see Note 9).  The weighted average interest rate for the 2012 Credit Agreement was 3.77% as of September 30, 2012.  The weighted average interest rate for the Convertible Notes was 17.33% as of September 30, 2012.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Secured Credit Facility due 2015

On August 31, 2012, we and certain of our subsidiaries entered into a Loan and Security Agreement (the “2012 Credit Agreement”) with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger (the Administrative Agent”), which provides for an $80.0 million asset-based revolving credit facility (the “2012 Revolving Commitment”).  The 2012 Credit Agreement expires on July 1, 2015 and may be prepaid from time to time without penalty or premium.  As of September 30, 2012, we had $9.1 million of outstanding borrowings and $19.1 million of undrawn standby letters of credit under the 2012 Credit Agreement.

Our actual maximum credit availability under the 2012 Credit Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2012 Credit Agreement.  The 2012 Credit Agreement also contains a provision for discretionary over-advances for up to 30 consecutive days in an aggregate amount of up to $8 million (provided that such over-advance may not cause the loan balance to exceed the 2012 Revolving Commitment) and involuntary protective advances by Lenders.  The 2012 Credit Agreement provides for swingline loans, up to a $10 million sublimit, and letters of credit, up to a $30 million sublimit.  The 2012 Credit Agreement also includes an uncommitted accordion feature of up to $45 million in the aggregate allowing for future incremental borrowings, subject to certain conditions, including the modification of the Indenture governing our Convertible Secure Notes due 2015.

Advances under the 2012 Credit Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars.  The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30-day interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus 1.50%.  The interest rate for LIBOR Loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus 2.75%. Issued and outstanding letters of credit are subject to a fee equal to 2.75%, a fronting fee equal to 0.125% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  Among other fees, we will pay a commitment fee of 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the 2012 Credit Agreement.

Up to $30.0 million of the 2012 Revolving Commitment is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the 2012 Revolving Commitment.  Advances under the 2012 Credit Agreement are limited by a borrowing base of (a) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (b) ) the lesser of (i) 55% of the value  of eligible inventory or (ii) 85% of the product of (x) the net orderly liquidation value of inventory divided by the value of the inventory and (y) multiplied by the value of eligible inventory, and (c) the lesser of (i) $20.0 million or (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks, minus (D) such reserves as the Administrative Agent may establish from time to time in its permitted discretion.  The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The 2012 Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2012 Credit Agreement.  The 2012 Credit Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2012 Credit Agreement.  For the trailing twelve month period ended September 30, 2012, our fixed charge coverage ratio was 2.71 to 1.0.

The 2012 Credit Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2012 Credit Agreement is secured by a first-priority lien on certain assets of the Company and the guarantors, including inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The 2012 Credit Agreement is also secured by a second-priority lien on the collateral securing the Convertible Notes on a first-priority basis (see “Convertible Secured Notes due 2015” below).

Senior Secured Credit Facility due 2014

Simultaneously with entering into the 2012 Credit Agreement referenced above, we terminated our 2010 Credit Agreement, which previously provided for a $75.0 million asset-based revolving credit facility maturing in August 2014.

Convertible Secured Notes due 2015

On August 31, 2010 (the “Effective Date”), we issued $55.0 million aggregate principal amount of the Convertible Notes.  The Convertible Notes are governed by an indenture, dated as of August 31, 2010 (the “Indenture”). Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 9). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

Under the terms of the Indenture, we are required to meet a consolidated secured debt ratio test (as defined in the Indenture), which could restrict our ability to borrow the amount available under the 2012 Credit Agreement. We must meet a consolidated secured debt ratio, as of the last day of each fiscal month, as shown below not to exceed:

Consolidated
Period	Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the Indenture) on the date of determination that constitutes the Convertible Notes, any other pari passu lien obligations and any indebtedness incurred under the 2012 Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the Indenture) for our most recent four fiscal quarters available at the date of determination.  Based on consolidated cash flows for the four fiscal quarters ended June 30, 2012, our consolidated secured debt ratio was 3.81 to 1.00.  In the event that we are not able to meet this ratio in the future, we would need to seek an amendment to the Indenture to provide relief from this covenant.

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

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the closing price of the common stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each holder of Convertible Notes in accordance with the Indenture.  Except as set forth in an Election Notice (as defined below), the right to convert Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice (the “Conversion Termination Date”), such that the holder shall have a 45-day period in which to convert its Convertible Notes up to the amount of the Conversion Cap (as defined below).  Any Convertible Notes not converted prior to the Conversion Termination Date as a result of the Conversion Cap shall be, at the holder’s election and upon written notice to the Company (the “Election Notice”), converted into shares of common stock on a date or dates prior to the date that is 180 days following the Conversion Termination Date.  The “Conversion Cap” means the number of shares of common stock into which the Convertible Notes are convertible and that would cause the related holder to “beneficially own” (as such term is used in the Securities Exchange Act as of 1934, as amended (the “Exchange Act”) more than 9.9% of the common stock at any time outstanding.

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

The Convertible Notes are guaranteed by each of our existing, and will be guaranteed by each of our future, direct or indirect domestic restricted subsidiaries. In connection with the Indenture, on August 31, 2010, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the noteholder collateral agent. Pursuant to the Pledge and Security Agreement, the Convertible Notes and related guarantees are secured by first-priority liens on certain of the property and assets directly owned by the Company and each of the guarantors, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens (including a second-priority lien in favor of the Administrative Agent) with certain exceptions.  Obligations under the 2012 Credit Agreement and those in respect of hedging and cash management obligations owed to the lenders (and their affiliates) that are a party to the 2012 Credit Agreement (collectively, the “Revolving Facility Obligations”) are secured by a second-priority lien on such collateral.

The Convertible Notes and related guarantees are also secured by a second-priority lien on the assets of the Company and the guarantors securing the Revolving Facility Obligations on a first-priority basis, including, inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.

7.	EXTINGUISHMENT OF DEBT

As described in Note 6 above, in connection with entering into the 2012 Credit Agreement, we terminated our 2010 Credit Agreement.  As such, during the third quarter of 2012, we wrote-off $2.6 million of previously deferred financing costs associated with the terminated 2010 Credit Agreement and recorded the charge as loss on extinguishment of debt on the accompanying condensed statements of operations.

In connection with the 2012 Credit Agreement, we incurred $1.2 million of deferred financing costs, which are classified as Other Assets on the accompanying condensed consolidated balance sheet, and are being amortized over the term of the 2012 Credit Agreement.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	WARRANTS

On August 31, 2010, we issued warrants to acquire common stock (the “Warrants”) in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock.  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership. These Warrants have been included in derivative liabilities on the accompanying condensed consolidated balance sheets in accordance with authoritative accounting guidance (see Note 9).

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

Our derivative instruments are summarized as follows:

		Fair Value
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	September 30, 2012	December 31, 2011
Warrants	Current derivative liabilities	$2,578	$662
Convertible Note embedded derivative	Current derivative liabilities	6,271	1,643
		$8,849	$2,305

The following table presents the effect of derivative instruments on the statement of operations for the three and nine month periods ended September 30, 2012, excluding income tax effects:

Derivative Instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Warrants	Derivative loss	$(730)	$(1,916)
Convertible Note embedded derivative	Derivative loss	(1,846)	(4,628)
		$(2,576)	$(6,544)

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions as of September 30, 2012 and December 31, 2011:

Derivative Instruments not designated as hedging instruments under ASC 815	Number of Shares
Warrants	3,000,000
Convertible Note embedded derivative	5,238,095
8,238,095

We do not have any derivative instruments with credit features requiring the posting of collateral in the event of a credit downgrade or similar credit event.

10.	FAIR VALUE DISCLOSURES

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$2,578	$—	$—	$2,578
Derivative – Convertible Notes Embedded Derivative(2)	6,271	—	—	6,271
	$8,849	$—	$—	$8,849

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$662	$—	$—	$662
Derivative – Convertible Notes Embedded Derivative(2)	1,643	—	—	1,643
	$2,305	$—	$—	$2,305

(1)	See Note 8.
(2)
Represents the compound embedded derivative included in our Convertible Notes. The compound embedded derivative includes the value associated with the noteholders’ conversion option, as well as certain rights to receive “make-whole” amounts. The “make-whole” provision(s) provides that, upon certain contingent events, if conversion is elected on the Convertible Notes, we may be obligated to pay such holder an amount in cash, or shares of common stock, to compensate noteholders who have converted early as a result of these contingent events, interest and time value of the conversion option foregone via the conversion.

The derivative liabilities were valued using a model for instruments with the option to convert into common equity. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs.

A reconciliation of the changes in Level 3 fair value measurements is as follows for the three and nine month periods ended September 30, 2012 (in thousands):

	Warrants	Convertible Notes Embedded Derivative
Balance at December 31, 2011	$662	$1,643
Total losses included in earnings	1,101	2,290
Balance at March 31, 2012	1,763	3,933
Total losses included in earnings	85	492
Balance at June 30, 2012	1,848	4,425
Total losses included in earnings	730	1,846
Balance at September 30, 2012	$2,578	$6,271

Our other financial instruments consist of cash and cash equivalents, restricted cash, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, restricted cash, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our 2012 Credit Agreement approximates fair value due to the floating interest rate. The fair value of our Convertible Notes was approximately $58.1 million, including $6.3 million related to the embedded derivatives at September 30, 2012, and $53.8 million, including $1.6 million related to the embedded derivative, at December 31, 2011.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	CORPORATE HEADQUARTERS RELOCATION AND LEASE EXIT COSTS

We made the decision, during the first quarter of 2012, to relocate our corporate headquarters from Houston, Texas to Euless, Texas. The move was completed in July 2012. As a result of this decision, we have paid or will pay severance costs to employees that did not relocate with the Company, as well as other employee-related and general moving costs. For the three and nine month periods ended September 30, 2012, we recorded approximately $0.4 million and $2.0 million, respectively, for these moving costs, which are included in selling, general and administrative ("SG&A") expenses on the condensed consolidated statement of operations.

In connection with the relocation, we have ceased use of our leased corporate office space in Houston effective July 21, 2012.  Thus, during the third quarter of 2012, we recorded a $0.4 million non-cash charge to SG&A expenses for the net present value of the difference between the remaining lease payments and the market value we think we could obtain for a sublease of the space over the remainder of the term.  We will continue to incur rent expense for the remainder of the lease term, which we include in SG&A expenses; however, the expense will be reduced by the amortization of the cease-use obligation over the remaining lease term.  The associated nominal accretion expense will be included as a charge to SG&A expenses over the remaining lease term.  We did not sublease the office space during the third quarter of 2012, thus no rental income is recorded during the period for this space.

12.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of September 30, 2012 and December 31, 2011 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $1.1 million as of September 30, 2012 and December 31, 2011. We made income tax payments of approximately $0.2 million during the nine month period ended September 30, 2012, and approximately $0.3 million for the nine month period ended September 30, 2011.  We made no income tax payments during the three months ended September 30, 2012 or September 30, 2011.

In accordance with GAAP, intra-period tax allocation provisions require allocation of a tax benefit to continuing operations due to current income from discontinued operations. We recorded a tax benefit equal to $0.4 million included in our loss from continuing operations for the three months and nine months ended September 30, 2012. We recorded an offsetting $0.4 million tax expense in income from discontinued operations for the three months and nine months ended September 30, 2012. The intra-period tax allocation between the results from continuing operations and discontinued operations in the comparable three month and nine month periods ended September 30, 2012 was $0.

We underwent a change in ownership for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), as a result of our plan of reorganization on August 31, 2010.  As a result, the amount of our pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the plan of reorganization.  The ownership change and the resulting annual limitation on use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes.

13.	STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	September 30, 2012	December 31, 2011
Shares authorized	100,000	100,000
Shares outstanding at end of period	13,338	12,867
Shares held in treasury	115	60

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of September 30, 2012 or December 31, 2011.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 45,000 shares during the three months ended September 30, 2012, at a total value of approximately $267,000. For the nine months ended September 30, 2012, we withheld approximately 55,000 shares with a total value of approximately $307,000. We accounted for the withholding of these shares as treasury stock.

14.	NET (LOSS) EARNINGS PER SHARE

 Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the three months ended September 30, 2011 (in thousands):

Numerator:
Income from continuing operations	$9,241
Income from discontinued operations, net of income taxes	368
Net income	9,609
Add interest expense on Convertible Notes, net of tax effect	1,950
Numerator for diluted earnings per share	$11,559
Denominator:
Basic weighted average common shares outstanding	12,051
Convertible Notes	5,239
Denominator for diluted earnings per share	17,290

For the three and nine month periods ended September 30, 2012 and September 30, 2011, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock, restricted stock units, stock options, and warrants.  The Convertible Notes may be converted into 5.2 million shares of our common stock.  The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Potentially dilutive shares:
Convertible notes	5,239	N/A	5,239	5,239
Unvested restricted stock and restricted stock units	1,350	216	1,350	216
Stock options	106	248	106	248
Warrants	3,000	3,000	3,000	3,000
Total potentially dilutive shares	9,695	3,464	9,695	8,703

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES

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

In May 2008, we received a letter from a multi-employer pension plan to which one of our subsidiaries is a contributing employer, providing notice that the Internal Revenue Service had denied applications by the plan for waivers of the minimum funding deficiency from prior years, and requesting payment of our allocable share of the minimum funding deficiency. In April 2010, the multi-employer pension plan filed a civil complaint to collect approximately $1.8 million for this minimum funding deficiency. During the third quarter of 2011, we entered into a settlement agreement with the multi-employer pension plan to pay the $1.8 million over three years plus interest. The $1.8 million was accrued in prior periods. In September 2012, we received a letter from a multi-employer pension plan to which one of our Subsidiaries is a contributing employer, alleging that we were delinquent in making our allocable share of the minimum funding deficiency. We have initiated discussion with the plan regarding this allegation but are currently unable to determine the amount of additional funding that may be required in this matter. We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

Currently, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2012.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2012.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.    Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $9.3 million as of September 30, 2012, compared to $9.9 million as of December 31, 2011, which is currently classified in accrued liabilities.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $69.8 million in performance bonds that various contractors, states and municipalities have required as of September 30, 2012. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

16.	SEGMENT INFORMATION

We have two segments that serve our principal markets in the United States.  Our ready-mixed concrete and concrete-related products segment produces and sells ready-mixed concrete, aggregates (crushed stone, sand and gravel), concrete masonry and building materials.  This segment serves the following principal markets: north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma.  Our precast concrete products segment produces and sells precast concrete products in select markets in the Phoenix, Arizona area and the mid-Atlantic region.  During the third quarter of 2012, we sold our two California precast operations, which were previously reported in the precast concrete products segment.  The results of these units are accounted for as discontinued operations and are excluded in the table below, except as noted, for all periods presented, and, consequently, prior year amounts for the precast segment have been recast to conform to the current presentation.

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

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Ready-mixed concrete and concrete-related products	$150,410	$131,339	$402,176	$325,830
Precast concrete products	5,566	7,461	16,675	18,637
Intercompany revenue	(7,047)	(4,452)	(16,791)	(11,982)
Total revenue	$148,929	$134,348	$402,060	$332,485

Segment Operating Income (Loss):
Ready-mixed concrete and concrete-related products	$11,815	$4,603	$25,425	$(435)
Precast concrete products	37	(570)	(1,555)	(1,312)
Derivative (loss) gain	(2,576)	11,160	(6,544)	9,858
Loss on extinguishment of debt	(2,630)	—	(2,630)	—
Unallocated overhead and other income	(1,126)	1,488	(1,290)	3,009
Corporate:
Selling, general and administrative expenses	(7,168)	(4,497)	(19,459)	(14,777)
Interest expense, net	(2,842)	(2,826)	(8,616)	(8,197)
Income (loss) from continuing operations before income taxes	$(4,490)	$9,358	$(14,669)	$(11,854)

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation, Depletion and Amortization:
Ready-mixed concrete and concrete-related products	$3,126	$4,134	$9,409	$12,843
Precast concrete products	87	87	262	250
Corporate	516	562	1,555	1,718
Total depreciation, depletion and amortization	$3,729	$4,783	$11,226	$14,811

Revenue by Product:
Ready-mixed concrete	$130,892	$115,477	$353,654	$281,881
Precast concrete products	5,566	7,461	16,675	18,637
Building materials	3,358	2,772	8,400	7,088
Aggregates	5,701	3,656	13,309	9,489
Other	3,412	4,982	10,022	15,390
Total revenue	$148,929	$134,348	$402,060	$332,485

Capital Expenditures:
Ready-mixed concrete and concrete-related products	$1,368	$576	$3,975	$5,366
Precast concrete products	52	81	88	338
Corporate	112	35	266	50
Total capital expenditures	$1,532	$692	$4,329	$5,754

Identifiable Assets:	As of September 30, 2012	As of December 31, 2011
Ready-mixed concrete and concrete-related products	$103,435	$108,201
Precast concrete products	3,198	3,372
Corporate	6,160	7,449
Identifiable assets – continuing operations	$112,793	$119,022
Identifiable assets – discontinued operations	941	7,203
Total identifiable assets	$113,734	$126,225

17.	SUBSEQUENT EVENT

On October 30, 2012, we completed the previously announced acquisition of all the outstanding equity interests of Bode Gravel Co., a California subchapter S corporation (“Bode Gravel”) and Bode Concrete LLC, a California limited liability company (“Bode Concrete” and, together with Bode Gravel, the “Bode Companies”) pursuant to the equity purchase agreement, dated October 17, 2012. Bode Gravel and Bode Concrete operate two ready-mixed concrete plants, including one new portable plant, and 41 mixer trucks in the San Francisco area and produced approximately 243,000 cubic yards of ready-mix concrete in 2011. The purchase price for the acquisition, which is subject to specified post-closing adjustments, was $24.5 million in cash, plus potential earn-out payments, contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7 million in cash payable over a six-year period. We funded the acquisition from cash on hand and borrowings under our 2012 Credit Facility.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”) and “Risk Factors” in Item 1A of Part I of the 2011 Form 10-K. For a discussion of our commitments not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of the 2011 Form 10-K. We assume no obligation to update any forward-looking statements, except as required by applicable law.

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

Precast Concrete Products. Our precast concrete products segment engages principally in the production, distribution and sale of precast concrete products from our two precast plants located in Arizona and Pennsylvania.  From these facilities, we produce precast concrete structures such as utility vaults, manholes and other wastewater management products, specialty engineered structures, curb-inlets, catch basins, custom designed architectural products and other precast concrete products.

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company’s California precast operations to Oldcastle Precast, Inc. (“Oldcastle”) for $21.3 million in cash, plus net working capital adjustments.  The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items.  The transaction was completed on August 20, 2012.  The results of operations for these units have been included in discontinued operations for the periods presented.

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

Since the middle of 2006, the United States building materials construction market has been challenging.  The construction industry, particularly the ready-mixed concrete industry, has been characterized by significant overcapacity and competitive activity. For the three months ended September 30, 2012, our ready-mix concrete sales volume increased 10.0% to 1,320,000 cubic yards from 1,200,000 cubic yards during the third quarter of 2011 primarily due to higher demand in two of our major markets, north and west Texas, partially offset by lower demand in the New York/New Jersey area, which has faced an increasingly competitive market, and our California market, which was impacted by delays in the commencement of several major projects. For the nine months ended September 30, 2012, our ready-mix concrete sales volume increased 21.0% to 3,615,000 cubic yards from 2,988,000 cubic yards during the nine months ended September 30, 2011, attributable to higher demand as well as more favorable weather conditions during the first three months of 2012. We experienced a 3.6% increase in consolidated average ready-mix sales prices for the three months ended September 30, 2012, which represents the sixth consecutive fiscal quarter we have seen these increases. Consolidated average ready-mix prices increased 4.1% in the first nine months of 2012 compared to the first nine months of 2011. We saw increases in our ready-mix concrete sales volume and average ready-mix sales prices in all of our major markets during the first nine months of 2012 when compared to the first nine months of 2011. As a result of this higher sales volume and higher ready-mix sales prices, we experienced increases in our revenue period-over-period. The higher volumes have allowed us to spread our fixed costs over more cubic yards, and we have experienced improvement in our driver productivity during the first nine months of 2012 when compared to the same period of 2011. However, we have also experienced higher fuel and aggregate costs, which have partially offset these improvements. While our average sales prices have improved, we may continue to be affected by the recessionary conditions affecting our industry. As a result of these conditions, we continue to closely monitor our operating costs and capital expenditures.

Index

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of financing seasonal working capital requirements, servicing indebtedness under the 2012 Credit Agreement, as defined below, and our 9.5% Convertible Secured Notes due 2015 (the “Convertible Notes”), purchasing property and equipment and payments related to any strategic acquisitions. Our portfolio strategy may from time to time include strategic acquisitions and divestitures in various regions and markets and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the 2012 Credit Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base typically declines also during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather. Our availability at September 30, 2012 increased to $49.2 million from availability of $20.7 million at June 30, 2012 primarily due to receipt of the proceeds from the sale of our California precast operations, as well as increased availability under the 2012 Credit Agreement.

The projection of our cash needs is based upon many factors, including our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the 2012 Credit Agreement and cash generated from operations will provide us with sufficient liquidity in the ordinary course. The 2012 Credit Agreement is scheduled to mature in July 2015. If, however, the 2012 Credit Agreement is not adequate to fund our operations in the event that our operating results and projected needs are proven to be incorrect, we would need to obtain an amendment to the 2012 Credit Agreement, seek other debt financing to provide additional liquidity, or sell assets. We continue to focus on minimizing our capital investment expenditures in order to maintain liquidity.

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

We intend to continue to explore various financing alternatives to improve our capital structure, including reducing debt, extending maturities or relaxing financial covenants.  These may include new equity or debt financings or exchange offers with our existing security holders and other transactions involving our outstanding securities given their secondary market trading prices.  We cannot provide assurances, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms or at all.

The following key financial measurements reflect our financial position and capital resources as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$3,822	$4,229
Working capital	$52,912	$52,998
Total debt	$58,128	$61,086

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

The following discussion provides a description of our arrangements relating to outstanding indebtedness.

Index

Senior Secured Credit Facility due 2015

On August 31, 2012, we and certain of our subsidiaries entered into a Loan and Security Agreement (the “2012 Credit Agreement”) with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger  (the “Administrative Agent”), which provides for an $80.0 million asset-based revolving credit facility (the “2012 Revolving Commitment”).  The 2012 Credit Agreement expires on July 1, 2015 and may be prepaid from time to time without penalty or premium.  As of September 30, 2012, we had $9.1 million of outstanding borrowings and $19.1 million of undrawn standby letters of credit under the 2012 Credit Agreement.

Our actual maximum credit availability under the 2012 Credit Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2012 Credit Agreement.  The 2012 Credit Agreement also contains a provision for discretionary over-advances for up to 30 consecutive days in an aggregate amount of up to $8 million (provided that such over-advance may not cause the loan balance to exceed the 2012 Revolving Commitment) and involuntary protective advances by Lenders.  The 2012 Credit Agreement provides for swingline loans, up to a $10 million sublimit, and letters of credit, up to a $30 million sublimit.  The 2012 Credit Agreement also includes an uncommitted accordion feature of up to $45 million in the aggregate allowing for future incremental borrowings, subject to certain conditions, including the modification of the Indenture governing our Convertible Secure Notes due 2015.

Advances under the 2012 Credit Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars.  The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; and (c) the rate per annum for a 30-day interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus 1.50%.  The interest rate for LIBOR Loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus 2.75%. Issued and outstanding letters of credit are subject to a fee equal to 2.75%, a fronting fee equal to 0.125% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  Among other fees, we will pay a commitment fee of 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the 2012 Credit Agreement.

Up to $30.0 million of the 2012 Revolving Commitment is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the 2012 Revolving Commitment.  Advances under the 2012 Credit Agreement are limited by a borrowing base of (a) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (b) the lesser of (i) 55% of the value of eligible inventory or (ii) 85% of the product of (x) the net orderly liquidation value of inventory divided by the value of the inventory and (y) multiplied by the value of eligible inventory, and (c) the lesser of (i) $20.0 million and (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks, minus (D) such reserves as the Administrative Agent may establish from time to time in its permitted discretion.  The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The 2012 Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2012 Credit Agreement.  The 2012 Credit Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2012 Credit Agreement.  For the trailing twelve month period ended September 30, 2012, our fixed charge coverage ratio was 2.71 to 1.0.

The 2012 Credit Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

The 2012 Credit Agreement is secured by a first-priority lien on certain assets of the Company and the guarantors, including inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The 2012 Credit Agreement is also secured by a second-priority lien on the collateral securing the Convertible Notes on a first-priority basis (see “Convertible Secured Notes due 2015” below).

Index

Senior Secured Credit Facility due 2014

Simultaneously with entering into the 2012 Credit Facility referenced above, we terminated our existing credit facility, (the "2010 Credit Agreement"), which previously provided for a $75.0 million asset-based revolving credit facility maturing in August 2014.

Convertible Secured Notes due 2015

On August 31, 2010 (the “Effective Date”), we issued $55.0 million aggregate principal amount of the Convertible Notes.  The Convertible Notes are governed by an indenture, dated as of August 31, 2010 (the “Indenture”). Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 9). This discount will be accreted over the term of the Convertible Notes and included in interest expense.

Under the terms of the Indenture, we are required to meet a consolidated secured debt ratio test (as defined in the Indenture), which could restrict our ability to borrow the amount available under the 2012 Credit Agreement. We must meet a consolidated secured debt ratio, as of the last day of each fiscal month, as shown below not to exceed:

Consolidated
Period	Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the Indenture) on the date of determination that constitutes the Convertible Notes, any other pari passu lien obligations and any indebtedness incurred under the 2012 Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the Indenture) for our most recent four fiscal quarters available at the date of determination.  Based on consolidated cash flows for the four fiscal quarters ended June 30, 2012, our consolidated secured debt ratio was 3.81 to 1.00.  In the event that we are not able to meet this ratio in the future, we would need to seek an amendment to the Indenture to provide relief from this covenant.

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

If the closing price of the common stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each holder of Convertible Notes in accordance with the Indenture.  Except as set forth in an Election Notice (as defined below), the right to convert Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice (the “Conversion Termination Date”), such that the holder shall have a 45-day period in which to convert its Convertible Notes up to the amount of the Conversion Cap (as defined below).  Any Convertible Notes not converted prior to the Conversion Termination Date as a result of the Conversion Cap shall be, at the holder’s election and upon written notice to the Company (the “Election Notice”), converted into shares of common stock on a date or dates prior to the date that is 180 days following the Conversion Termination Date.  The “Conversion Cap” means the number of shares of common stock into which the Convertible Notes are convertible and that would cause the related holder to “beneficially own” (as such term is used in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) more than 9.9% of the common stock at any time outstanding.

Index

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

The Convertible Notes are guaranteed by each of our existing, and will be guaranteed by each of our future, direct or indirect domestic restricted subsidiaries. In connection with the Indenture, on August 31, 2010, we and certain of our subsidiaries entered into a Pledge and Security Agreement (the “Pledge and Security Agreement”) with the noteholder collateral agent. Pursuant to the Pledge and Security Agreement, the Convertible Notes and related guarantees are secured by first-priority liens on certain of the property and assets directly owned by the Company and each of the guarantors, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens (including a second-priority lien in favor of the Administrative Agent) with certain exceptions.  Obligations under the 2012 Credit Agreement and those in respect of hedging and cash management obligations owed to the lenders (and their affiliates) that are a party to the 2012 Credit Agreement (collectively, the “Revolving Facility Obligations”) are secured by a second-priority lien on such collateral.

The Convertible Notes and related guarantees are also secured by a second-priority lien on the assets of the Company and the guarantors securing the Revolving Facility Obligations on a first-priority basis, including, inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.

Cash Flows

Our net cash provided by or used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $7.9 million for the nine months ended September 30, 2012, compared to net cash used of $9.7 million for the nine months ended September 30, 2011.  Despite a $1.2 million higher net loss in the 2012 period, our cash used in operations decreased $1.8 million primarily due to higher non-cash charges included in our 2012 nine-month net loss as compared to our 2011 nine-month net loss.

Investing activities provided $14.3 million of cash for the nine months ended September 30, 2012 compared to a use of $5.2 million for the nine months ended September 30, 2011. This increase primarily reflects $22.8 million of proceeds received from the sale of our California precast operations during the third quarter of 2012, partially offset by $4.3 million paid for the acquisition of four ready-mixed plants and related equipment and inventory that adds to our north and west Texas operations.  Capital expenditures were lower by approximately $1.4 million during the first nine months of 2012 compared to the first nine months of 2011. The 2011 period includes approximately $3.9 million for the purchase of mixer trucks after the expiration of lease terms during the first half of 2011. Proceeds from asset disposals increased $0.9 million during the nine months ended September 30, 2012 due to cash received for the sales of excess land, vehicles and equipment.

Our net cash used in financing activities was $6.8 million for the nine months of 2012 compared to $14.4 million provided by financing activities for the nine months ended September 30, 2011. The change was primarily the result of repayments on our 2012 Credit Facility following receipt of the proceeds from the sale of our California precast operations. In connection with the purchase of the four ready-mixed plants and related equipment and inventory mentioned above, we signed a promissory note with the seller for $1.9 million to fund a portion of the purchase price.  In addition, in connection with the signing of our new $80.0 million 2012 Credit Agreement, we incurred $1.2 million of debt issuance costs.

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

Overall, prices for cement and aggregates remained relatively flat for the three months and nine months ended September 30, 2012 compared to the same periods in 2011, although we did see increases in certain of our major markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We do not expect to experience cement shortages.  Today, in most of our markets, we believe there is an adequate supply of aggregates. Fuel costs remained at slightly higher than historical levels in the first nine months of 2012. While we can partially mitigate the higher fuel costs experienced during the first nine months of 2012 with higher prices for our products, fuel costs have risen more sharply than our prices.

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

Sale of California Precast Operations

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company’s California precast operations to Oldcastle Precast, Inc. (“Oldcastle”) for $21.3 million in cash, plus net working capital adjustments.  The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items.  The transaction was completed on August 20, 2012.  The results of operations for these units have been included in discontinued operations for the periods presented.

In conjunction with the Oldcastle agreement, we also entered into certain sublease and license agreements with Oldcastle for certain land and property that is leased or owned by us.  As the sublease and license agreements provide payment for the full amount of our obligation under the leases, we did not record any liability for exit obligations associated with these agreements.

Purchase of Colorado River Concrete Assets

In September 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River Concrete L.P., Cindy & Robin Concrete, L.P. and E&R Artecona Family Limited Partnership (collectively "CRC")  in our west Texas market for $2.4 million in cash and a $1.9 million promissory note, which will be paid in twenty-four equal monthly installments beginning in January 2013.

Other

In October 2006, we acquired certain aggregates assets located in New Jersey. As a condition of the purchase agreement, additional consideration would be due if we were able to receive permits that allowed us to mine the minerals from certain areas. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012.  On October 5, 2012, we signed an agreement with the seller to pay a total of $1.0 million in lieu of the $1.4 million contractual payment due to a lower volume of aggregate assets available to mine than originally contemplated in the agreement.  We signed a promissory note for the $1.0 million settlement, which will be paid in eight equal quarterly installments beginning in November 2012. At September 30, 2012, $0.5 million of the settlement is included in Accrued Liabilities, and $0.5 million is included in Other Long-term Obligations on the accompanying condensed consolidated balance sheet.

Index

During the third quarter of 2012, we made the decision to sell certain of our land and buildings in northern California and classified these assets as held for sale.  These assets were recorded at the estimated fair value less costs to sell, which approximated net book value of $2.6 million. This transaction closed during the fourth quarter of 2012 and we received $3.2 million in proceeds.

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in the west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million. We made cash payments on these notes of approximately $0.3 million and $0.8 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2011 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of the allowance for doubtful accounts, realization of goodwill, accruals for self-insurance, accruals for income taxes, valuation of inventory, valuation and useful lives of property, plant and equipment and derivative instruments. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2011 Form 10-K for a discussion of these accounting policies.

Index

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except for selling prices and percentages) and that information as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	(unaudited)
Revenue:
Ready-mixed concrete and concrete-related products	$150,410	101.0%	$131,339	97.8%	$402,176	100.0%	$325,830	98.0%
Precast concrete products	5,566	3.7	7,461	5.5	16,675	4.2	18,637	5.6
Intercompany revenue	(7,047)	(4.7)	(4,452)	(3.3)	(16,791)	(4.2)	(11,982)	(3.6)
Total revenue	$148,929	100.0%	$134,348	100.0%	$402,060	100.0%	$332,485	100.0%

Cost of goods sold before depreciation, depletion and amortization:
Ready-mixed concrete and concrete-related products	$121,757	81.8%	$108,821	81.0%	$330,556	82.2%	$276,047	83.0%
Precast concrete products	4,938	3.3	7,457	5.5	16,552	4.1	18,128	5.4
Selling, general and administrative expenses	15,339	10.3	12,533	9.3	43,132	10.7	37,979	11.4
Depreciation, depletion and amortization	3,729	2.5	4,783	3.6	11,226	2.8	14,811	4.5
Loss (gain) on sale of assets	67	(0.0)	96	0.1	(532)	(0.1)	(121)	(0.0)
Income (loss) from operations	3,099	2.1	658	0.5	1,126	0.3	(14,359)	(4.3)
Interest expense, net	(2,842)	(1.9)	(2,826)	(2.1)	(8,616)	(2.2)	(8,197)	(2.5)
Derivative (loss) income	(2,576)	(1.7)	11,160	8.3	(6,544)	(1.6)	9,858	3.0
Loss on extinguishment of debt	(2,630)	(1.8)	—	0.0	(2,630)	(0.7)	—	0.0
Other income, net	459	0.3	366	0.3	1,995	0.5	844	0.2
(Loss) income from continuing operations before income taxes	(4,490)	(3.0)	9,358	7.0	(14,669)	(3.7)	(11,854)	(3.6)
Income tax (benefit) expense	(597)	(0.4)	117	0.1	(302)	(0.1)	496	0.1
(Loss) income from continuing operations	(3,893)	(2.6)	9,241	6.9	(14,367)	(3.6)	(12,350)	(3.7)
Income (loss) from discontinued operations, net of taxes	682	0.5	368	0.3	618	0.2	(207)	(0.1)
Net (loss) income	$(3,211)	(2.1)%	$9,609	7.2%	$(13,749)	(3.4)%	$(12,557)	(3.8)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$98.67		$95.23		$97.18		$93.33
Sales volume in cubic yards	1,320		1,200		3,615		2,988

Revenue

Ready-mixed concrete and concrete-related products. Revenue from our ready-mixed concrete and concrete-related products segment increased $19.1 million, or 14.5%, to $150.4 million for the three months ended September 30, 2012, from $131.3 million in the corresponding period of 2011.  Our ready-mixed sales volume for the three months ended September 30, 2012 was approximately 1.32 million cubic yards, up 10.0% from the approximate 1.20 million cubic yards of ready-mixed concrete we sold in the three months ended September 30, 2011. Increased volume drove approximately $11.4 million, or 60%, of our increased revenue for the quarter. The average selling price per cubic yard of concrete sold increased 3.6%, to $98.67, for the three months ended September 30, 2012 compared to an average selling price of $95.23 for three months ended September 30, 2011, due to increased prices in all of our major markets. Increased average selling price drove approximately $4.1 million, or 22%, of our increased revenue for the quarter. For the nine months ended September 30, 2012, our ready-mixed concrete and concrete-related products revenues were $402.2 million, an increase of 23.4% compared to $325.8 million for the nine months ended September 30, 2011.   Our ready-mixed concrete sales volumes for the nine months ended September 30, 2012 was approximately 3.62 million cubic yards, compared to approximately 2.99 million cubic yards of ready-mixed concrete sold during the nine months ended September 30, 2011, an increase of 21.0%. Increased volume drove approximately $58.5 million, or 77%, of our increased revenue for the nine months ended September 30, 2012. Our average selling price per cubic yard of concrete sold increased 4.1% to $97.18 for the nine months ended September 30, 2012, compared to an average selling price of $93.33 for the nine months ended September 30, 2011, due to higher selling prices in all of our major markets. Increased average selling price drove approximately $11.5 million, or 15%, of our increased revenue for the nine months ended September 30, 2012.

Index

Precast concrete products. Revenue for the continuing operations of our precast concrete products segment was down $1.9 million, or 25.4%, to $5.6 million for the three months ended September 30, 2012 from $7.5 million during the corresponding period of 2011.  Revenue was lower due to lower commercial and public works construction in our Mid-Atlantic markets.  For the nine months ended September 30, 2012, revenues decreased $2.0 million, or 10.5%, to $16.7 million from $18.6 million during the corresponding period of 2011. This decrease reflects reduced revenue in our Mid-Atlantic markets due to lower commercial and public works construction activity, partially offset by higher commercial construction in our Phoenix markets.

Cost of goods sold before depreciation, depletion and amortization

Ready-mixed concrete and concrete-related products. Cost of goods sold before depreciation, depletion and amortization for our ready-mixed concrete and concrete-related products segment during the three months ended September 30, 2012 was $121.8 million, which was an increase of $12.9 million, or 11.9%, from $108.8 million in the three months ended September 30, 2011.  This increase was primarily due to a 10.0% increase in sales volumes during the three months ended September 30, 2012. For the nine months ended September 30, 2012, these costs increased $54.5 million, or 19.7%, to $330.6 million from $276.0 million for the nine months ended September 30, 2011, mostly attributable to a 21.0% increase in sales volume, partially offset by fixed costs being spread over higher volumes and greater efficiencies achieved.

As a percentage of ready-mixed concrete and concrete-related product revenue, cost of goods sold before depreciation, depletion and amortization was 81.0% for the three months ended September 30, 2012, as compared to 82.9% for the corresponding period of 2011. For the nine months ended September 30, 2012, this percentage was 82.2%, compared to 84.7% for the nine months ended September 30, 2011. The decrease in cost of goods sold as a percentage of ready-mixed concrete and concrete-related products revenue in the three months and nine months ended September 30, 2012 was primarily attributable to efficiencies achieved from higher volumes.

Precast concrete products. Cost of goods sold before depreciation, depletion and amortization for our continuing precast concrete products segment decreased $2.5 million, or 33.8%, to $4.9 million for the three months ended September 30, 2012 from $7.5 million for the corresponding period of 2011.  These costs decreased $1.6 million, or 8.7%, to $16.6 million for the nine months ended September 30, 2012, from $18.1 million for the nine months ended September 30, 2011. As a percentage of continuing precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products decreased to 88.7% for the three months ended September 30, 2012 from 100.0% during the three months ended September 30, 2011. As a percentage of continuing precast concrete products revenue, cost of goods sold before depreciation, depletion and amortization for precast concrete products rose to 99.3% for the nine months ended September 30, 2012 from 97.3% during the nine months ended September 30, 2011.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased approximately $2.8 million, or 22.4%, to $15.3 million for the three months ended September 30, 2012 from $12.5 million for the corresponding period in 2011. The third quarter of 2012 included $0.4 million for expenses related to the recently completed relocation of the corporate headquarters, $0.8 million for non-cash stock based compensation costs, $1.3 million for bonus accruals, $0.3 million for non-cash lease exit obligations related to our Houston corporate office, and $0.2 million for expenses to adjust our insurance reserves. This compares to the third quarter of 2011, which included $0.6 million for non-cash stock based compensation costs and a $0.4 million reduction in expenses for the adjustment of our insurance reserves.

For the nine months ended September 30, 2012, SG&A expenses increased $5.2 million, or 13.6%, to $43.1 million from $38.0 million for the nine months ended September 30, 2011. The higher costs were primarily due to the aforementioned incremental costs for relocation of the corporate headquarters, non-cash stock based compensation costs, bonus accruals, non-cash lease exit obligations, and expenses related to the adjustment of our insurance reserves. Expenses in the 2011 period included $1.7 million of expenses related to the departure of our former President and Chief Executive Officer.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense decreased $1.1 million, or 22.0%, to $3.7 million for the three months ended September 30, 2012 from $4.8 million in the corresponding period of 2011.  For the nine months ended September 30, 2012, these costs decreased $3.6 million, or 24.2%, to $11.2 million from $14.8 million for the nine months ended September 30, 2011. The decrease for both the three and nine month periods was primarily due to certain assets becoming fully depreciated during the later part of 2011.

Index

Income (loss) from operations. Income from operations increased $2.4 million, or 371%, to $3.1 million for the three months ended September 30, 2012 from $0.7 million in the corresponding period of 2011. Increased revenue driven by both volume and pricing resulted in efficiencies that lead to improvements in income from operations as a percentage of revenue (“operating margins”). Operating margins increased to 2.1% for the three months ended September 30, 2012 compared to 0.5% for the three months ended September 30, 2011. Income from operations for the nine months ended September 30, 2012 was $1.1 million compared to a loss from operations of $14.4 million for the nine months ended September 30, 2011. Operating margins increased to 0.3% for the nine months ended September 30, 2012 compared to (4.3%) for the nine months ended September 30, 2011.

Interest expense, net.  Net interest expense was $2.8 million for the three months ended September 30, 2012 compared to $2.8 million for the three months ended September 30, 2011. Net interest expense for the nine months ended September 30, 2012 was $8.6 million versus $8.2 million for the nine months ended September 30, 2011, an increase of $0.4 million.  The increase of $0.4 million for the nine month period primarily reflects higher non-cash amortization of deferred financing costs related to the Convertible Notes and higher non-cash accretion of the recorded discount on the Convertible Notes.

Derivative (loss) income.  All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $8.8 million at September 30, 2012 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. During the three months ended September 30, 2012, we recorded a $2.6 million loss on derivatives, consisting of a loss from fair value changes in our embedded Convertible Notes derivative of approximately $1.9 million and a loss from fair value changes in our warrants of approximately $0.7 million, both losses due primarily to the increase in the price of our common stock.  This compares to a $11.2 million gain on derivatives for the three months ended September 30, 2011.

For the nine months ended September 30, 2012, we recorded a loss of $6.5 million on derivatives, compared to a gain of $9.9 million on derivatives for the comparable period of 2011.  The 2012 derivative loss consists of a loss from fair value changes in our embedded Convertible Notes derivative of approximately $4.6 million and a loss from fair value changes in our warrants of approximately $1.9 million, both losses due primarily to the increase in the price of our common stock.

Loss on extinguishment of debt.  In the third quarter of 2012, we recorded a $2.6 million non-cash charge to write-off the unamortized balance of our deferred costs associated with the 2010 Credit Agreement that was terminated concurrently with the signing of the 2012 Credit Agreement in August 2012.

Other income, net.  Other income was $0.5 million for the three months ended September 30, 2012 compared to $0.4 million for the three months ended September 30, 2011.  Other income for the nine months ended September 30, 2012 was $2.0 million compared to $0.8 million for the comparable 2011 period.  The increase for the nine months was primarily due to the receipt of $0.5 million in royalty payments related to mineral rights on a property in west Texas received during the second quarter of 2012.

Income taxes.  We recorded income tax benefit allocated to continuing operations of $0.6 million for the three months ended September 30, 2012 and income tax expense of $0.1 million for the three months ended September 30, 2011.  We recorded income tax benefit allocated to continuing operations of $0.3 for the nine months ended September 30, 2012, and income tax expense of $0.5 million for the nine months ended September 30, 2011. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with GAAP, intra-period tax allocation provisions require allocation of a tax benefit to continuing operations due to current income from discontinued operations. We recorded a tax benefit equal to $0.4 million included in our loss from continuing operations for the three months and nine months ended September 30, 2012. We recorded an offsetting $0.4 million tax expense in income from discontinued operations for the three months and nine months ended September 30, 2012. The intra-period tax allocation between the results from continuing operations and discontinued operations in the comparable three month and nine month periods ended September 30, 2012 was $0.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of September 30, 2012 and December 31, 2011 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $1.1 million as of September 30, 2012 and as of December 31, 2011.

Index

Discontinued operations.  On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company’s California precast operations to Oldcastle for $21.3 million in cash, plus net working capital adjustments.  The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items.  The transaction was completed on August 20, 2012.  We recognized a $2.0 million gain in the third quarter of 2012 from the sale of these operations.  The gain, results of operations, and income tax expense for these units have been included in discontinued operations for the periods presented.

Index

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At September 30, 2012, we had $19.1 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $69.8 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the third quarter of 2012 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products. We have continued to experience higher than historical fuel costs due to higher diesel fuel prices. We are able to pass some of this cost on in the form of higher prices for our products.

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

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $8.8 million and $2.3 million at September 30, 2012 and December 31, 2011, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $0.7 million, resulting in a loss in the same amount. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $1.1 million, resulting in a loss in the same amount. During the nine month period ended September 30, 2012, we recorded a loss from fair value changes in our embedded Convertible Notes derivative of approximately $4.6 million and a loss from fair value changes in our Warrants of approximately $1.9 million. Both losses were due primarily to the increase in the price of our common stock.

Borrowings under our 2012 Credit Agreement expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the 2012 Credit Agreement. Based on the $9.1 million outstanding under this facility as of September 30, 2012, a one percent increase or decrease in the applicable rate would increase or decrease our annual interest expense by $0.1 million.

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

Disclosure Controls and Procedures

 As of September 30, 2012, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in our reports under the Exchange Act within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure and to ensure that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the evaluation of our disclosure controls and procedures as of December 31, 2011, a material weakness in internal control over financial reporting was identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. This material weakness related to not maintaining effective review and approval practices over the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. GAAP. This control deficiency resulted in prior year audit adjustments related to the classification of cash activity between investing and financing activities on the consolidated statement of cash flows. Specifically, the adjustments resulted in the reclassification of $0.7 million of payments on the seller financed portion of an acquisition of assets in our west Texas market and a $0.8 million payment on the redemption of Superior from investing activities to financing activities. As of September 30, 2012, and as described below, this material weakness was not remediated. As a result, our principal executive officer and our principal financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective.

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

Status of Remediation of Material Weakness

We have developed controls surrounding the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions. Specifically, we continue to obtain signed certifications from our financial and operating personnel regarding the existence of significant, unusual and infrequently occurring transactions. Once identified, we have developed controls related to the review of such transactions by corporate office financial personnel, which includes a checklist to determine that the effect of such transactions have been considered in the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows. We continue to evaluate the operating effectiveness of the controls put in place. These controls will be required to have operated for a sufficient period of time to provide reasonable assurance as to their effectiveness. The material weakness reported in our Annual Report will be remediated when, in the opinion of management, the control procedures have been operating for a sufficient period of time and testing can be completed of the operating effectiveness.

Index

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.  The following table provides information pursuant to Item 2(c) with respect to purchases by the company of shares of our common stock during the three month period ended September 30, 2012:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 – July 31, 2012	3,354	$5.00	—	—
August 1 – August 31, 2012	41,363	6.05	—	—
September 1 – 30, 2012	—	—	—	—
Total	44,717	$5.97	—	—

(1)
Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

Item 6.	Exhibits

10.1*
—Asset Purchase Agreement dated August 2, 2012 by and among U.S. Concrete, Inc. and Central Precast Concrete, Inc., San Diego Precast Concrete, Inc., Sierra Precast Inc. and Oldcastle Precast, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2012 (File No. 001-34530)).

10.2*
—Letter Agreement dated August 2, 2012, among U.S. Concrete, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 2, 2012 (File No. 001-34530)).

10.3*	—Offer Letter to William Matthew Brown, dated August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2012 (File No. 001-34530)).
10.4*
—Executive Severance Agreement dated August 8, 2012 by and between U.S. Concrete, Inc. and William Matthew Brown (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 7, 2012 (File No. 001-34530)).

10.5*
—Indemnification Agreement dated August 8, 2012 by and between U.S. Concrete, Inc. and William Matthew Brown (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 7, 2012 (File No. 001-34530)).

10.6*
—Loan and Security Agreement dated August 31, 2012 by and among U.S. Concrete, Inc. and certain of its subsidiaries party thereto as borrowers, certain subsidiaries party thereto as guarantors, certain financial institutions party thereto as lenders, and Bank of America, N.A., as Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 31, 2012 (File No. 001-34530)).

31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

Index

31.2	— Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: November 9, 2012	By:	/s/ William M. Brown
William M. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Index

INDEX TO EXHIBITS

10.1*
—Asset Purchase Agreement dated August 2, 2012 by and among U.S. Concrete, Inc. and Central Precast Concrete, Inc., San Diego Precast Concrete, Inc., Sierra Precast Inc. and Oldcastle Precast, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 2, 2012 (File No. 001-34530)).

10.2*
—Letter Agreement dated August 2, 2012, among U.S. Concrete, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 2, 2012 (File No. 001-34530)).

10.3*	—Offer Letter to William Matthew Brown, dated August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 7, 2012 (File No. 001-34530)).
10.4*
—Executive Severance Agreement dated August 8, 2012 by and between U.S. Concrete, Inc. and William Matthew Brown (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 7, 2012 (File No. 001-34530)).

10.5*
—Indemnification Agreement dated August 8, 2012 by and between U.S. Concrete, Inc. and William Matthew Brown (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 7, 2012 (File No. 001-34530)).

10.6*
—Loan and Security Agreement dated August 31, 2012 by and among U.S. Concrete, Inc. and certain of its subsidiaries party thereto as borrowers, certain subsidiaries party thereto as guarantors, certain financial institutions party thereto as lenders, and Bank of America, N.A., as Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated August 31, 2012 (File No. 001-34530)).

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