Form 10-Q/A
period 2013-02-27
US CONCRETE INC
filed 2013-02-27
CIK 1073429

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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Explanatory Note
The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 10, 2012, is to (i) check the “no” box on the cover page relating to whether the issuer has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (ii) include, under Item 5(a) Other Information of Part II, the disclosure of the voting results of our 2012 annual meeting of stockholders which we failed to disclose in a Current Report on Form 8-K during the quarter ended June 30, 2012. No other changes have been made to the Form 10-Q other that those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

U.S. Concrete, Inc. (the “Company”) held its 2012 annual meeting of stockholders (the “Annual Meeting”) on May 7, 2012. At the Annual Meeting, there were 11,245,174 shares of common stock of the Company present in person or by proxy and entitled to vote. The Company’s stockholders were asked to vote on three proposals: (1) the election of seven directors, (2) the ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for fiscal year 2012 and (3) the approval of an amendment to the Company’s 2010 Management Equity Incentive Plan.

Proposal #1 – Election of Directors. The stockholders elected the seven nominees listed below to hold office until the 2013 annual meeting of stockholders and until their respective successors are duly elected and qualified, by the following vote:

Nominee	For	Against	Abstain	Broker Non-Votes
Eugene I. Davis	7,208,904	0	1,730,533	2,305,737
William J. Sandbrook	8,933,748	0	5,689	2,305,737
Kurt M. Cellar	7,221,292	0	1,718,145	2,305,737
Michael D. Lundin	8,925,131	0	14,306	2,305,737
Robert M. Rayner	8,921,748	0	17,689	2,305,737
Colin M. Sutherland	8,911,131	0	28,306	2,305,737
Theodore P. Rossi	8,927,131	0	12,306	2,305,737

Proposal #2 – Ratification of Grant Thornton LLP. The stockholders approved the ratification of the appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for fiscal year 2012, by the following vote:

For	Against	Abstentions	Broker Non-Votes
10,492,675	2,227	272	0

Proposal #3 – Approval of Amendment to 2010 Management Equity Incentive Plan. The stockholders approved an amendment to the Company’s 2010 Management Equity Incentive Plan to reallocate shares to increase the maximum number of shares available for awards to non-executive directors, by the following vote:

For	Against	Abstentions	Broker Non-Votes
8,112,028	77,372	37	2,305,737

Item 6. Exhibits

31.1	Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     U.S. CONCRETE, INC.

Date: February 27, 2013    By: /s/ William M. Brown
William M. Brown
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer and Duly Authorized Officer)