Form 10-K
period 2012-12-31
US CONCRETE INC
filed 2013-03-08
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2012

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
Registrant’s telephone number, including area code: (817) 835-4105
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐      No☑
Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court Yes ☑ No ☐
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of $5.00 of the registrant’s common stock as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter: $66,924,226.
There were 13,337,194 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 7, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, under the Securities Act of 1934, as amended, are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.

FORM 10-K
For the Year Ended December 31, 2012

Cautionary Statement Concerning Forward-Looking Statements

From time to time, our management or persons acting on our behalf make forward-looking statements to inform existing and potential security holders about our company. These statements may include projections and estimates concerning our business strategies, revenues, income, cash flows and capital requirements. Forward-looking statements generally use words such as “estimate," “project,” “predict,” “believe,” “may,” “expect,” “anticipate,” “plan,” “forecast,” “budget,” “goal,” the negative of such words or other words that convey the uncertainty of future events or outcomes. In addition, sometimes we will specifically describe a statement as being a forward-looking statement and refer to this cautionary statement.

This report contains various statements, including those that express a belief, expectation or intention or those that are not statements of historical fact, that are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Those forward-looking statements appear in Item 1—“Business,” Item 2— “Properties,” Item 3—“Legal Proceedings,” Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A—“Quantitative and Qualitative Disclosures About Market Risk,” Item 9A—“Controls and Procedures” and elsewhere in this report, including in the notes to our Consolidated Financial Statements in Item 8 of this report. Those forward-looking statements speak only as of the date of this report. We disclaim any obligation to update those statements, except as applicable law may require us to do so, and we caution you not to rely unduly on them. We have based those forward-looking statements on our current expectations and assumptions about future events, which may prove to be inaccurate. While our management considers those expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those we discuss in this report under the section entitled “Risk Factors” in Item 1A and in other reports we file with the Securities and Exchange Commission, or the SEC.  The factors we discuss in this report are not necessarily all the important factors that could affect us. Unpredictable or unknown factors we have not discussed in this report also could have material adverse effects on actual results of matters that are the subject of our forward-looking statements. We do not intend to update our description of important factors each time a potential important factor arises. We advise our existing and potential security holders that they should (1) be aware that important factors to which we do not refer in this report could affect the accuracy of our forward-looking statements and (2) use caution when considering our forward-looking statements.

PART I
Item 1.    Business

In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us,” "the Company," or “U.S. Concrete,” unless we specifically state otherwise or the context indicates otherwise. U.S. Concrete, Inc. is a Delaware corporation which was incorporated in 1997.  We began operations in 1999, which is the year we completed our initial public offering.

General

We are a major producer of ready-mixed concrete in select markets in the United States.  We operate our business through two segments: our ready-mixed concrete segment and our aggregate products segment.  We are a leading producer of ready-mixed concrete in substantially all the markets in which we have operations.  Ready-mixed concrete products are important building materials that are used in a vast majority of commercial, residential and public works construction projects.

All of our operations are in (and all of our sales are made within) the United States.  We operate principally in Texas, California and New Jersey/New York, with those markets representing approximately 41%, 28%, and 18%, respectively, of our consolidated revenues for the year ended December 31, 2012.  According to publicly available industry information, those states represented a total of 30% of the consumption of ready-mixed concrete in the United States in 2012 (Texas: 16%; California: 10%; and New Jersey/New York: 4%).  Our total revenue from continuing operations for the year ended December 31, 2012 was $531.0 million, of which we derived approximately 89.2% from our ready-mixed concrete segment, 3.4% from our aggregate products segment and 7.4% from our other operations.  For more information on our consolidated revenues and results of operations for the years ended December 31, 2012 and 2011 and our consolidated total assets as of December 31, 2012 and 2011, see our Consolidated Financial Statements included in this report.

As of December 31, 2012, we had 101 fixed and 11 portable ready-mixed concrete plants and seven aggregates facilities.  During 2012, these plants and facilities produced approximately 4.8 million cubic yards of ready-mixed concrete and 3.3 million tons of aggregates. We lease two other aggregates facilities to third parties and retain a royalty on production from those facilities.

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company's California precast operations to Oldcastle Precast, Inc., or Oldcastle. The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items. The transaction was completed on August 20, 2012.

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River Concrete L.P., Cindy & Robin Concrete, L.P. and E&R Artecona Family Limited Partnership; which we collectively refer to as CRC, in our west Texas market. The purchase of these assets allows us to expand our business in two of our major markets: west Texas and north Texas.

On October 30, 2012, we completed the acquisition of all the outstanding equity interests of Bode Gravel Co., a California subchapter S corporation, or Bode Gravel, and Bode Concrete LLC, a California limited liability company, or Bode Concrete, which we collectively refer to as the Bode Companies, pursuant to an equity purchase agreement, dated October 17, 2012. Bode Gravel and Bode Concrete operate two ready-mixed concrete plants, one new portable plant, and 41 mixer trucks in the San Francisco area and produced approximately 243,000 cubic yards of ready-mixed concrete in 2011.

On December 17, 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations, or Smith, located in Phoenix, Arizona, to Jensen Enterprises, Inc., dba Jensen Precast, or Jensen. The assets purchased by Jensen included certain facilities, fixed assets, and working capital items. In addition, Jensen assumed the obligations of a capital lease previously held by Smith.

Business Segments and Products

The sale of our California and Arizona precast operations during 2012 represented a disposal of a significant majority of our previously reported precast operating segment. These disposals were part of our strategy to become the premier focused domestic supplier of ready-mixed concrete in the United States. As such, during the fourth quarter of 2012, we made changes to better align our operating and reportable segments with our overall strategy and the manner in which we organize and manage our business. Our two reportable segments now consist of ready-mixed concrete and aggregate products as described below. Historical segment results have been reclassified to conform with these changes. We also engage in other operations not associated with a reportable segment, including our building materials stores, hauling operations, lime slurry, Aridus® rapid-drying concrete technology, brokered product sales, a recycled aggregates operation, and one remaining precast concrete plant in Pennsylvania.

Ready-Mixed Concrete

General

Our ready-mixed concrete segment engages principally in the formulation, preparation and delivery of ready-mixed concrete to the job sites of our customers.  Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs. We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.  We provide our ready-mixed concrete from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma.

Products and Services

Our ready-mixed concrete products consist of proportioned mixes we prepare and deliver in an unhardened plastic state for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability.  Additionally, we believe our environmentally friendly concrete (EF Technology®) initiative, which utilizes alternative materials and mix designs that result in lower carbon dioxide, or CO2 emissions, helps differentiate us from our competitors. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by reducing the in-place cost of concrete and the time required for construction.

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

We also use fibers, such as steel, glass, synthetic and carbon filaments as additives in various formulations of concrete.  Fibers help control shrinkage cracking, thus reducing permeability and improving abrasion resistance. In many applications, fibers can replace welded steel wire and reinforcing bars. Relative to the other components of ready-mixed concrete, these additives generate comparatively high margins.

Marketing and Sales

Our marketing efforts primarily target concrete sub-contractors, general contractors, governmental agencies, property owners and developers, and home builders whose focus extends beyond the price of ready-mixed concrete to product quality, on-time delivery and reduction of in-place costs.

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

Our marketing and sales strategy emphasizes the sale of value-added products and solutions to customers more focused on reducing their in-place building material costs than on the price per cubic yard of ready-mixed concrete.  Key elements of our customer-focused approach include:

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

Generally, we construct wet batch plants to serve markets that we expect to have consistently high demand, as opposed to dry batch plants that will serve those markets that we expect will have a less consistent demand.  A wet batch plant generally has a higher initial cost and daily operating expenses, but (i) yields greater consistency with less time required for quality control in the concrete produced, and (ii) generally has greater daily production capacity than a dry batch plant.  We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.6 million, while a dry batch plant having an hourly capacity of 150 cubic yards currently would cost approximately $0.7 million.  As of December 31, 2012, our batch plants included 17 wet batch plants and 95 dry batch plants.

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

Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency.  Our mixer trucks typically have load capacities of 10 cubic yards, or approximately 20 tons, and an estimated useful life of 12 years.  A new truck of this size currently costs between $160,000 and $225,000, depending on the geographic location and design specifications.  Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years.  As of December 31, 2012, we operated a fleet of over 900 owned and leased mixer trucks, which had an average age of approximately ten years.

In our ready-mixed concrete operations, we emphasize quality control, pre-job planning, customer service and coordination of supplies and delivery. We obtain orders for ready-mixed concrete in advance of actual delivery. A typical order contains specifications the contractor requires the concrete to meet. After receiving the specifications for a particular job, we use computer modeling, industry information and information from previous similar jobs to formulate a variety of mixtures of cement, aggregates, water and admixtures which meet or exceed the contractor’s specifications. We perform testing to determine which mix design is most appropriate to meet the required specifications. The test results enable us to select the mixture that has the lowest cost and meets or exceeds the job specifications. The testing center creates and maintains a project file that details the mixture we will use when we produce the concrete for the job. For quality control purposes, the testing center also is responsible for maintaining batch samples of concrete we have delivered to a job site.

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

Aggregate Products

Our aggregate products segment produces crushed stone, sand and gravel from seven aggregates facilities located in New Jersey and Texas.  We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.3 million tons of aggregates in 2012 from these facilities with Texas producing 48% and New Jersey 52% of that total production. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they provide us with a minimal supply of our annual consumption of aggregates.  In addition, we have agreements to lease our sand pit operations in Michigan and one quarry in West Texas for which we receive a royalty based on the volume of product produced and sold during the terms of the leases.

For financial information regarding our reporting segments, see Note 20 to our Consolidated Financial Statements included in this report.

Industry Overview

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

Based on information from the National Ready-Mixed Concrete Association, or NRMCA, we estimate that, in addition to vertically integrated manufacturers of cement and aggregates, independent ready-mixed concrete producers currently operate approximately 4,500 plants in the United States.  Larger markets generally have several producers competing for business on the basis of product quality, service, on-time delivery and price.

Annual usage of ready-mixed concrete in the United States dropped significantly in 2010 and 2011 from its “near record” 2006 level but showed a strong rebound during 2012 with construction activity on the rise. According to information available from the NRMCA, total volumes (measured in cubic yards) from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions of cubic yards):

	2012	2011	2010
Total ready-mixed volumes	290	265	258

According to recently published McGraw-Hill Construction data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in the past three years were as follows:

	2012	2011	2010
Commercial and industrial construction	15%	14%	14%
Residential construction	16%	13%	13%
Street and highway construction and paving	25%	28%	28%
Other public works and infrastructure construction	44%	45%	45%

Barriers to the start-up of new ready-mixed concrete manufacturing operations have been increasing.  During the past decade, public concerns about dust, process water runoff, noise and heavy mixer and other truck traffic associated with the operation of these types of plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the capital investment that start-up operations entail, have raised the barriers to entry for those operations.

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

Typically, cement, other cementitious materials and aggregates represent the highest-cost materials used in manufacturing a cubic yard of ready-mixed concrete.  We purchase cement from a few suppliers in each of our major geographic markets.  Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

Overall, prices for cement and aggregates increased in 2012, compared to 2011, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  Demand for cement is increasing and will warrant scrutiny as construction activity picks up.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates. We experienced slightly increased fuel costs during 2012, although we were able to effectively mitigate these fuel costs with higher prices for our products.

We recognize the value in advocating green building and construction as part of our strategy.  We initiated EF Technology®, our commitment to environmentally friendly concrete technologies that significantly reduce potential carbon dioxide, or CO2, emissions.  Our EF Technology® ready-mixed concrete products replace a portion of traditional raw materials with reclaimed fly ash, slag and other materials.  This results in an environmentally superior and sustainable alternative to traditional ready-mixed concrete.  We believe EF Technology® reduces greenhouse gases and landfill space consumption and produces a highly durable product.  Customers can also receive Leadership in Energy and Environmental Design, or LEED, credits for the use of this technology.  We believe our use of this technology creates a competitive advantage over smaller concrete producers and larger vertically integrated aggregate and cement companies that may not focus on this as a first solution. We are positioned to take advantage of the growing demand for these products which could expand our operating margins as they are a lower cost alternative to cement. We are also a supporter of the NRMCA Green-Star program, a plant-specific certification that utilizes an environmental management system based on a model of continual improvement.

Customers

Of our 2012 revenue, commercial and industrial construction contractors represented approximately 52%, residential construction contractors represented approximately 20% and street and highway construction contractors and other public works represented approximately 28%.  In 2012, no single customer or project accounted for more than 10% of our total revenue.

We rely heavily on repeat customers. Our management and sales personnel are responsible for developing and maintaining successful long-term relationships with our key customers.

Competition

The ready-mixed concrete industry is highly competitive. Our competitive position in a market depends largely on the location and operating costs of our plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or less complex jobs, principally in residential construction.  However, timeliness of delivery and consistency of quality and service, along with price, are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates.  Our vertically integrated competitors generally have greater financial and marketing resources than we have, providing them with a competitive advantage.  Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than we do may be able to invest more in new mixer trucks, ready-mixed concrete plants and other production equipment or pay for acquisitions which could provide them a competitive advantage over us.  See Item 1A – “Risk Factors – We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive industry.”

Employees

As of December 31, 2012, we had approximately 398 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and approximately 1,456 hourly personnel.  The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of December 31, 2012, approximately 606 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2013 and 2016.  Under these agreements, we pay specified wages to covered employees and in most cases make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

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

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations.  Our capital expenditures relating to environmental matters were not material in 2012.  We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

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

Product Warranties

Our operations involve providing ready-mixed concrete that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. In the past, we have had significant claims of this kind asserted against us that we have resolved. There currently are, and we expect that in the future there will be, additional claims of this kind asserted against us. If a significant product-related claim is resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Insurance

Our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer and other trucks in heavy traffic conditions and delivering concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of properties and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are in accord with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.  For additional discussion of our insurance programs, see Note 23 to our consolidated financial statements included in this report.

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

Since 2006, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, defaults on subprime loans and adjustable rate mortgages.  In light of these developments, lenders, investors, regulators and other third parties have questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years.  This has led to reduced investor demand for mortgage loans and mortgage-backed securities, reduced market values for those securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and increased regulatory actions.  Deterioration in credit quality among subprime and other loans has caused many lenders to eliminate subprime mortgages and other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards.  While mortgage lending conditions have improved since 2010, fewer loan products and tighter loan qualifications in turn continue to make it more difficult for some categories of borrowers to finance the purchase of new homes.  In general, these developments have been a significant factor in the downturn of, and have delayed any general improvement in, the housing market.

Approximately 20% of our 2012 revenue was from residential construction contractors.  While mortgage lending conditions have slightly improved and lending volumes have increased since 2010, tightening of mortgage lending or mortgage financing requirements could adversely affect the availability to obtain credit for some borrowers, or reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations in 2013.  Another downturn in new home construction could also adversely affect our customers focused in this industry segment, possibly resulting in slower payments, higher default rates in our accounts receivable, and an overall increase in working capital.

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

Our business is seasonal and subject to adverse weather.

Since our business is conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently deliver concrete. Adverse weather conditions could also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, delays in obtaining permits, time required to remove water from flooded operations, and similar events. Severe drought conditions can restrict available water supplies and restrict production. Consequently, these events could adversely affect our business, financial condition, results of operations and cash flows.

Our operating results may vary significantly from one reporting period to another and may be adversely affected by the cyclical nature of the markets we serve.

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

In 2006, cement prices rose at rates similar to those experienced in 2005 and 2004, as a result of strong domestic consumption driven largely by historic levels of residential construction that did not abate until the second half of 2006.  From 2007 through 2011, residential construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  However, during 2012, residential construction and related demand for ready-mixed concrete improved for the first time since 2006. While cement prices increased in 2012 as a result of this increased demand, cement supplies were at levels that indicated a very low risk of cement shortages in our markets.  Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results, through both decreased sales and higher cost of raw materials.

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

As of December 31, 2012, approximately 33%, or 606, of our employees were covered by collective bargaining agreements, which expire between 2013 and 2016.  Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees.  In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees.  If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially adversely affect our business, financial condition, results of operations and cash flows.  Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

We contribute to 18 multiemployer pension plans.  During 2006, the “Pension Protection Act of 2006” (the “PPA”) was signed into law.  For multiemployer defined benefit plans, the PPA establishes new funding requirements or rehabilitation requirements, creates additional funding rules for plans that are in endangered or critical status, and introduces enhanced disclosure requirements to participants regarding a plan’s funding status.  The Worker, Retiree and Employer Recovery Act of 2008 (the “WRERA”) was enacted in late 2008 and provided some funding relief to defined benefit plan sponsors affected by recent market conditions.  The WRERA allowed multiemployer plan sponsors to elect to freeze their current funded status at the same funding status as the preceding plan year (for example, a calendar year plan that was not in critical or endangered status for 2008 was able to elect to retain that status for 2009), and sponsors of multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009 were allowed a three-year extension of funding improvement or rehabilitation plans (extended the timeline for these plans to accomplish their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans).  Additionally, if we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits.  Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans or the inability of plan sponsors to meet the funding or rehabilitation requirements would be material to our financial condition, results of operations and cash flows.

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

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

As of December 31, 2012, we had approximately $55.0 million of outstanding senior indebtedness represented by our 9.5% Convertible Secured Notes due in 2015, or the Convertible Notes. During 2012, we and certain of our subsidiaries entered into a Loan and Security Agreement, referred to as the 2012 Credit Agreement, which provides for an $80.0 million asset-based revolving credit facility, referred to as the 2012 Revolving Facility, which provides for aggregate borrowings up to $80.0 million. As of December 31, 2012, we had approximately $13.3 million million drawn under the 2012 Revolving Facility. As a result, we are a highly leveraged company. This level of indebtedness could have important consequences, including the following:

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

It is possible we may not be able to generate sufficient cash flow from operations in the future to allow us to service our debt, pay our other obligations as required and make necessary capital expenditures, in which case we may need to dispose of additional assets and/or minimize capital expenditures and/or try to raise additional financing.  There is no assurance that any of these alternatives would be available to us, if at all, on satisfactory terms.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness, including the Convertible Notes, and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future sources of capital under the 2012 Revolving Facility, or otherwise may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the Convertible Notes, or to fund our other liquidity needs.  If we complete an acquisition, our debt service requirements could increase.  We may need to refinance or restructure all or a portion of our indebtedness, including the Convertible Notes, on or before maturity.  We may not be able to refinance any of our indebtedness, including the 2012 Revolving Facility and the Convertible Notes, on commercially reasonable terms, or at all.  If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances.  We may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

The agreement governing our Convertible Notes, or Indenture, and the 2012 Credit Agreement restrict our ability to operate our business and to pursue our business strategies.

The 2012 Credit Agreement and the Indenture limit our ability, among other things, to:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem the issuer’s stock or subordinated indebtedness or make investments;

•	with respect to the 2012 Credit Agreement, make voluntary payments on any indebtedness;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other U.S. Concrete entities or restrict the ability to provide liens;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets; and

•	with respect to the Indenture, designate our subsidiaries as unrestricted subsidiaries.

Our failure to comply with the covenants contained in the 2012 Credit Agreement or our other debt agreements, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

The 2012 Credit Agreement contains certain covenants, including compliance with a fixed charge coverage ratio if our Availability (as defined in the 2012 Credit Agreement) falls below a certain threshold.  In addition, the 2012 Credit Agreement requires us to comply with various operational and other covenants. The Indenture also contains a financial covenant for compliance with a consolidated secured debt ratio (as defined in the Indenture).  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” for a discussion of the financial covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately.  Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default.  If we were required to repurchase the Convertible Notes or any of our other debt securities upon a change of control, we may not be able to refinance or restructure the payments on those debt securities.  If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the 2012 Credit Agreement, the lenders thereunder could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against the collateral which secures our obligations under the 2012 Credit Agreement on a first-priority basis, which also secures the Convertible Notes on a second-priority basis.  If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in the Indenture, the holders of the Convertible Notes could institute foreclosure proceedings against the collateral which secures our obligations under the Convertible Notes on a first-priority basis, which also secures the 2012 Revolving Facility on a second-priority basis. Any such actions could force us into bankruptcy or liquidation.

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

Operating mixer trucks, particularly when loaded, exposes our drivers and others to traffic hazards.  Our drivers are subject to the usual hazards associated with providing services on construction sites, while our plant personnel are subject to the hazards associated with moving and storing large quantities of heavy raw materials.  Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage.  Although we conduct training programs designed to reduce these risks, we cannot eliminate these risks.  We maintain insurance coverage in amounts we believe are consistent with industry practice; however, this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate, or at rates we consider reasonable.  A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on us.

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

The nature of our business subjects us to product liability, property damage, personal injury claims and workers compensation claims from time to time. Increased premiums charged by insurance carriers may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer losses in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons; the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control.  Further, allegations relating to workers' compensation violations may result in investigations by insurance regulatory or other governmental authorities, which investigations, if any, could have a direct or indirect material adverse effect on our ability to pursue certain types of business which, in turn, could have a material adverse effect on our financial position, results of operations and cash flows.

Applicable accounting rules relating to the conversion features of the Convertible Notes may result in increased non-cash derivative loss and may cause volatility in our results of operations due to the requirement to adjust any derivative liability associated with the conversion features to fair value each quarter.

The conversion features contained within the Convertible Notes are deemed to be an embedded derivative under Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging, or ASC 815.  In accordance with ASC 815, an embedded derivative related to the conversion features requires bifurcation from the debt component of the Convertible Notes and a separate valuation.  We recognize the embedded derivative as a liability on our balance sheet, measure it at its estimated fair value and recognize changes in its estimated fair value within our results of operations each quarter.  We estimate the fair value of the embedded derivative using acceptable valuation methodologies.  Valuation methodologies are complex and require significant judgments.  Additionally, given the volatility of our stock price and the stock price of other comparable companies, which have a direct impact on our valuation, future changes in the estimated fair value of the conversion features of the Convertible Notes may have a material impact on our results of operations.  As a result of the required bifurcation of the embedded derivative related to the conversion features of the Convertible Notes under ASC 815, the carrying value of the Convertible Notes at issuance was less than the $55.0 million face value of the Convertible Notes.  The difference between the face value and the carrying value of the Convertible Notes as of the date of issuance will be reflected as an increase to our interest expense using the effective interest rate method over the term of the Convertible Notes.  This discount accretion will result in a significantly higher rate of non-cash interest expense within our results of operations over the stated interest rate of the Convertible Notes and a corresponding decrease to our net income.

Common Stock Investment Risks

We do not intend to pay dividends on our common stock.

We have not declared or paid any dividends on our common stock to date, and we do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to reinvest all future earnings in the development and growth of our business. In addition, our 2012 Credit Agreement and the Indenture prohibits us from paying dividends and future loan agreements may also prohibit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Facilities

The table below lists our concrete plants and aggregate quarries as of December 31, 2012.  We believe these plants are sufficient for our current needs. The volumes shown are the volumes each location produced in 2012.

						Aggregate	Ready-Mixed
	Owned		Leased			Product	Concrete
Locations	Fixed	Portable	Fixed	Portable	Total	Volume (in thousands of tons)	Volume (in thousands of cubic yards)
Ready-Mixed Concrete:
California	16	2	2	—	20	—	1,213
Atlantic Region	18	4	2	2	26	—	1,153
Texas / Oklahoma	62	3	1	—	66	—	2,473
Aggregate Products Segment:
California	—	—	—	—	—	—	—
Atlantic Region	3	—	—	—	3	1,714	—
Texas / Oklahoma	1	—	3	—	4	1,561	—
Other non-reportable segments	1	—	—	—	1	—	—
Total Company	101	9	8	2	120	3,275	4,839

We produce crushed stone aggregates, sand and gravel, from seven aggregates facilities located in Texas and New Jersey. We also own two aggregate quarries that are leased to third parties for which we receive a royalty based on the volume of product produced and sold from the quarries during the term of the lease. We sell aggregates produced from the seven facilities in Texas and New Jersey for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.3 million tons of aggregates in 2012, with Texas producing 48% and New Jersey 52% of that total production. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they will provide us with minimal supply of our annual consumption of aggregates.

Equipment

As of December 31, 2012, we had a fleet of over 900 owned and leased mixer trucks and over 1,000 other rolling stock and vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our owned mixer trucks is approximately ten years.

For additional information related to our properties, see Item 1 of this report.

Item 3.    Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 23, “Commitments and Contingencies,” to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We operated and reorganized the Company under the provisions of Chapter 11 of the United States Bankruptcy Code from April 29, 2010 until August 31, 2010, which we refer to as our Plan of Reorganization, or Plan. Our common stock that was canceled as a result of our Plan of Reorganization, or our Old Common Stock, ceased trading on the NASDAQ Global Select Market on May 10, 2010 and was traded in the over-the-counter market under the symbol "RMIX.PK" until the effective date of our Plan of Reorganization on August 31, 2010, or the Effective Date. Upon the Effective Date of the Plan, the Old Common Stock was canceled and holders of the Old Common Stock received warrants to acquire common stock in two tranches; which we refer to as Class A Warrants and Class B Warrants, or collectively as the Warrants. The holders of the 8.375% senior subordinated notes due 2014, or the Old Notes, were issued 11.9 million shares of new common stock on the Effective Date, which began trading on the over-the-counter Bulletin Board; which we refer to as the OTC Bulletin Board or OTC BB, on October 15, 2010 under the symbol “USCR”. Our new common stock was listed and began trading on the NASDAQ Capital Market on February 1, 2011 under the symbol “USCR”. The share price of the Old Common Stock bears no relation to the share price of the new common stock.

As of February 25, 2013, shares of our common stock were held by approximately 1,825 stockholders of record. The number of record holders does not necessarily bear any relationship to the number of beneficial owners of our common stock.

The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2012		2011
	High	Low	High	Low
First Quarter	$5.30	$3.01	$12.03	$7.75
Second Quarter	$5.22	$4.21	$9.79	$8.04
Third Quarter	$6.75	$4.79	$8.85	$4.00
Fourth Quarter	$9.69	$5.86	$4.50	$1.90

We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 9 to our consolidated financial statements in this report, under the sub-heading "Convertible Secured Notes due 2015."

Equity Compensation Plan Information

The following table summarizes, as of December 31, 2012, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans (in thousands). These plans use or are based on shares of our common stock.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	107	$17.23	520

(1)
We adopted a management equity incentive plan, or the Incentive Plan, effective as of August 31, 2010, under which 9.5% of the equity of the Company authorized pursuant to the Plan, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the Company. The Incentive Plan enables us to grant stock options, stock appreciation rights, stock awards, cash awards and performance awards. We reserved 2.2 million shares of common stock for issuance in connection with the

Incentive Plan and as of December 31, 2012, there were 0.5 million shares remaining for future issuance. The shares issued under the Incentive Plan and excluded from the number of securities remaining for future issuance include stock options, restricted stock units and restricted stock awards.

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company withheld shares to cover employee tax withholding obligations, other than for employees who have chosen to satisfy their tax withholding requirements in the form of a cash payment. The table below reflects shares of common stock withheld to satisfy tax withholding obligations during the fiscal year ended December 31, 2012.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2012 to March 31 2012	4,717	$2.90	—	$—
April 1, 2012 to June 30, 2012	5,477	4.72	—	—
July 1, 2012 to September 30, 2012	44,921	5.97	—	—
October 1, 2012 to December 31, 2012	3,080	6.56	—	—
Total	58,195	$5.63	—	$—

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

Our Business

The sale of our California and Arizona precast operations during 2012 represented a disposal of a significant majority of our previously reported precast operating segment. These disposals were part of our strategy to become the premier focused domestic supplier of ready-mixed concrete in the United States. As such, during the fourth quarter of 2012, we made changes to better align our operating and reportable segments with our overall strategy and the manner in which we organize and manage our business. Our two reportable segments now consist of ready-mixed concrete and aggregate products as described below. Historical segment results have been reclassified to conform with these changes.

We derive substantially all of our revenues from the sale of ready-mixed concrete and aggregate products to the construction industry in the United States. We typically sell our products under purchase orders that require us to formulate, prepare and deliver the product to our customers’ job sites.  The principal states in which we operate are Texas, California and New Jersey/New York.  Revenue by principal location, as a percentage of revenue from continuing operations, was as follows:

	2012	2011
North and west Texas	41%	37%
California	28%	32%
New Jersey/New York	18%	21%

We serve substantially all segments of the construction industry in our markets.  Our customers include contractors for commercial and industrial, residential, street and highway and other public works construction. The approximate percentages of our concrete product revenue by type of construction activity were as follows in 2012 and 2011:

	2012	2011
Commercial and industrial	52%	67%
Residential	20%	16%
Street, highway and other public works	28%	17%

The geographic markets for our products are generally local, and our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets.  The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins.  Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects.

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

Ready-Mixed Concrete.  Our ready-mixed concrete segment engages principally in the formulation, preparation and delivery of ready-mixed concrete to the job sites of our customers.  Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs. We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.  We provide our ready-mixed concrete from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma.

Aggregate Products. Our aggregate products segment produces crushed stone, sand and gravel from seven aggregates facilities located in New Jersey and Texas.  We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.3 million tons of aggregates in 2012 from these facilities, with Texas producing 48% and New Jersey 52% of that total production. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability, although they provide us with a minimal supply of our annual consumption of aggregates.  In addition, we have agreements to lease our sand pit operations in Michigan and one quarry in West Texas where we receive a royalty based on the volume of product produced and sold during the terms of the leases.

Market Trends

From 2007 through 2011, construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  However, during 2012, construction and related demand for ready-mixed concrete improved for the first time since 2006. For the year ended December 31, 2012, our ready-mix concrete sales volume increased 19.6% compared to 2011. As a result of this higher sales volume and higher ready-mix sales prices, we experienced increases in our revenue period-over-period. We saw higher average ready-mix sales prices in most of our major markets during the fourth quarter of 2012 and have experienced increases in these prices period-over-period on a consolidated basis over the last seven consecutive fiscal quarters. Although higher raw material and fuel costs somewhat offset these improved volumes and average sales prices, we experienced improvements in operating efficiencies from the higher volumes. In addition, we continue to closely monitor our operating costs and capital expenditures.

Basis of Presentation

As described above, we now operate our business in two reportable segments: (1) Ready-mixed concrete and (2) Aggregate products. Our ready-mixed concrete segment produces and sells ready-mixed concrete.  This segment serves the following principal markets: north and west Texas, California, New Jersey, New York, Washington, D.C. and Oklahoma.  Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New Jersey and New York markets in which our ready-mixed concrete segment operates.

In the fourth quarter of 2012, we changed the income measure used to evaluate performance of our segments to more closely align our reporting with the measure used to calculate the Company's compliance with debt covenants. Historical segment reporting has been recast to conform with this change.

We evaluate segment performance and allocate resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), and loss on extinguishment of debt. Additionally, Adjusted EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

•	Non-cash stock compensation expense;

•	Expenses associated with the relocation of our corporate headquarters; and

•	Expenses associated with the departure of our former President and Chief Executive Officer during 2011 and hiring of our new President and Chief Executive Officer.

We consider Adjusted EBITDA an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) internally measure our operating performance and (ii) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similar titled measures reported by other companies.

On August 20, 2012, we completed the sale of substantially all of the Company's California precast operations. On December 17, 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations. The results of operations for our California precast operations and Smith Precast operations have been included in discontinued operations for the periods presented.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of financing seasonal working capital requirements, servicing indebtedness under our 2012 Revolving Facility and our Convertible Notes and purchasing property and equipment. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the 2012 Credit Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base typically declines also during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

The projection of our cash needs is based upon many factors, including our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the 2012 Revolving Facility will provide us with sufficient liquidity in the ordinary course of business. The 2012 Revolving Facility is scheduled to mature in July 2015. If, however, the 2012 Revolving Facility is not adequate to fund our operations, or, in the event that our operating results and projected needs are proven to be incorrect, we would need to obtain an amendment to the 2012 Credit Agreement, seek other debt financing to provide additional liquidity, or sell assets. We continue to focus on managing our capital investment expenditures in order to maintain liquidity.

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	declines in gross margins due to shifts in our project mix or increases in the cost of our raw materials and fuel;

•
any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or as a result of payment difficulties experienced by our customers; and

•	inclement weather beyond normal patterns that could effect our concrete volumes.

Under the terms of the Indenture, we are required to meet a consolidated secured debt ratio test (as defined in the Indenture), which could restrict our ability to borrow the amount available under the 2012 Revolving Facility. The maximum consolidated secured debt ratio, as of the last day of each fiscal month is shown below:

Consolidated
Period	Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the Indenture) on the date of determination that constitutes the Convertible Notes, any other pari passu lien obligations and any indebtedness incurred under the 2012 Revolving Facility (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the Indenture) for our then most recent four fiscal quarters for which our internal financial statements are available ending on or prior to the relevant date of determination. Based on consolidated cash flows for the four fiscal quarters ended December 31, 2012, our consolidated secured debt ratio was 3.22 to 1.00. In the event that we are not able to meet the consolidated secured debt ratio in the future, we would need to seek an amendment to the Indenture to provide relief from this covenant. If we do not meet this ratio and are unable to obtain an amendment or waiver of default, we could be in default under the Indenture as described below and, among other things, the amount we may borrow under the 2012 Revolving Facility could be restricted. Additionally, if our borrowings under the 2012 Revolving Facility are restricted, we may not have adequate liquidity to fund our operations. If we were to exceed the consolidated secured debt ratio, this would constitute an event of default under the Indenture if we failed to comply for 30 days after notice of the failure has been given to us by the Trustee or by holders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding. If an event of default occurs under the Indenture, the Trustee, or holders of at least 25% of the aggregate principal amount of the Convertible Notes then outstanding, may accelerate all aggregate principal and accrued and unpaid interest outstanding, which would become immediately due and payable. An event of default could also trigger cross default provisions in the 2012 Credit Agreement which could allow these creditors to accelerate outstanding indebtedness. Absent a waiver, amendment or adequate liquidity to fund operations, we would need to reduce or delay capital expenditures, sell assets, obtain additional capital or restructure or refinance our indebtedness. There can be no assurance that we could obtain additional capital or acceptable financing.

We intend to continue to explore various financing alternatives to improve our capital structure, including reducing debt, extending maturities or relaxing financial covenants.  These may include new equity or debt financings or exchange offers (see Note 26 to our Consolidated Financial Statements) with our security holders, and other transactions which may include purchasing our then outstanding convertible or debt securities in the future in the market, subject to restrictions in agreements and applicable law.  We cannot provide assurances, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms or at all.

The following key financial measurements reflect our financial position and capital resources as of December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Cash and cash equivalents	$4,751	$4,229
Working capital	18,565	52,998
Total debt	$63,459	$61,086

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

The discussion that follows provides a description of our arrangements relating to outstanding indebtedness.

Senior Secured Credit Facility due 2015

On August 31, 2012, we and certain of our subsidiaries entered into the 2012 Credit Agreement with certain financial institutions named therein, as lenders, or the Lenders, and Bank of America, N.A. as agent and sole lead arranger, or the Administrative Agent, which provides for the 2012 Revolving Facility. The 2012 Credit Agreement expires on July 1, 2015 and may be prepaid from time to time without penalty or premium. As of December 31, 2012, we had $13.3 million of outstanding borrowings and $12.2 million of undrawn standby letters of credit under the 2012 Revolving Facility. As of December 31, 2012, we had net borrowing availability of $52.4 million.

Our actual maximum credit availability under the 2012 Revolving Facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2012 Credit Agreement. The 2012 Credit Agreement also contains a provision for discretionary over-advances and involuntary protective advances by Lenders of up to $8 million in excess of the 2012 Revolving Facility commitments. The 2012 Credit Agreement provides for swingline loans, up to a $10 million sublimit, and letters of credit, up to a $30 million sublimit. The 2012 Credit Agreement also includes an uncommitted accordion feature of up to $45 million in the aggregate allowing for future incremental borrowings, subject to certain conditions, including the modification of the Indenture.

Advances under the 2012 Revolving Facility are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30-day interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus 1.50%. The interest rate for LIBOR Loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus 2.75%. Issued and outstanding letters of credit are subject to a fee equal to 2.75%, a fronting fee equal to 0.125% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit. Among other fees, we pay a commitment fee of 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the 2012 Revolving Facility.

Up to $30 million of the 2012 Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the 2012 Revolving Facility. Advances under the 2012 Revolving Facility are limited by a borrowing base of (a) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (b) ) the lesser of (i) 55% of the value of eligible inventory or (ii) 85% of the product of (x) the net orderly liquidation value of inventory divided by the value of the inventory and (y) multiplied by the value of eligible inventory, and (c) the lesser of (i) $20.0 million or (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks, minus (D) such reserves as the Administrative Agent may establish from time to time in its permitted discretion. The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The 2012 Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the 2012 Credit Agreement. The 2012 Credit Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2012 Credit Agreement. For the trailing twelve month period ended December 31, 2012, our fixed charge coverage ratio was 2.97 to 1.0. As of December 31, 2012, the Company was in compliance with all covenants.

The 2012 Credit Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

Senior Secured Credit Facility due 2014

Simultaneously with entering into the 2012 Credit Agreement referenced above, we terminated our agreement that governed our Senior Secured Credit Facility due 2014, or the 2010 Credit Agreement, which previously provided for a $75.0 million asset-based revolving credit facility. See Note 10 to our Consolidated Financial Statements in this report for additional information.

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of Convertible Notes pursuant to a subscription offering contemplated by the Plan of Reorganization.  The Convertible Notes are governed by the Indenture, dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11). This discount is being accreted over the term of the Convertible Notes and included in interest expense.

The Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock, at an initial conversion rate of 95.23809524 shares of Common Stock per $1,000 principal amount of Convertible Notes, or the Conversion Rate.  The Conversion Rate is subject to adjustment to prevent dilution resulting from stock splits, stock dividends, combinations or similar events.  In connection with any such conversion, holders of the Convertible Notes to be converted shall also have the right to receive accrued and unpaid interest on such Convertible Notes to the date of conversion (the “Accrued Interest”).  We may elect to pay the Accrued Interest in cash or in shares of Common Stock in accordance with the terms of the Indenture.

In addition, if a “Fundamental Change of Control” (as defined in the Indenture) occurs prior to the maturity date, in addition to any conversion rights the holders of Convertible Notes may have, each holder of Convertible Notes will have (i) a make-whole provision calculated as provided in the Indenture pursuant to which each holder may be entitled to additional shares of Common Stock upon conversion; which we refer to as the Make Whole Premium, and (ii) an amount equal to the interest on such Convertible Notes that would have been payable from the date of the occurrence of such Fundamental Change of Control; which we refer to as the Fundamental Change of Control Date, through the third anniversary of the Effective Date, plus any accrued and unpaid interest from the Effective Date to the Fundamental Change of Control Date (the amount in this clause (ii); which we refer to as the Make Whole Payment).  We may elect to pay the Make Whole Payment in cash or in shares of Common Stock.

If the closing price of the Common Stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-day trading period, or the Conversion Event, we may provide, at our option, a written notice, or the Conversion Event Notice, of the occurrence of the Conversion Event to each holder of Convertible Notes in accordance with the Indenture.  Except as set forth in an Election Notice (as defined below), the right to convert Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice, or the Conversion Termination Date, such that the holder shall have a 45-day period in which to convert its Convertible Notes up to the amount of the Conversion Cap (as defined below).  Any Convertible Notes not converted prior to the Conversion Termination Date as a result of the Conversion Cap shall be, at the holder’s election and upon written notice to the Company, or the Election Notice, converted into shares of Common Stock on a date or dates prior to the date that is 180 days following the Conversion Termination Date.  The “Conversion Cap” means the number of shares of Common Stock into which the Convertible Notes are convertible and that would cause the related holder to “beneficially own” (as such term is used in the Exchange Act) more than 9.9% of the Common Stock at any time outstanding.

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

The Convertible Notes are guaranteed by each of our existing, and will be guaranteed by each of our future, direct or indirect domestic restricted subsidiaries. In connection with the Indenture, on August 31, 2010, we and certain of our subsidiaries entered into a Pledge and Security Agreement, or the Pledge and Security Agreement, with the noteholder collateral agent. Pursuant to the Pledge and Security Agreement, the Convertible Notes and related guarantees are secured by first-priority liens on certain of the property and assets directly owned by the Company and each of the guarantors, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens (including a second-priority lien in favor of the Administrative Agent) with certain exceptions, including a limitation that the capital stock will constitute collateral securing the Convertible Notes only if the inclusion of such capital stock as collateral will not require us to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X; which we refer to as the collateral cutback provision. In accordance with the collateral cutback provision, the collateral securing the Convertible Notes includes capital stock only to the extent that the applicable value of such capital stock is less than 20% of the principal amount of the notes outstanding. The applicable value of the capital stock of any subsidiary is deemed to be the greater of its par value, book value or market value. Although we have not had an external third-party market valuation conducted as to the capital stock of our subsidiaries, we estimate that the value of the capital stock of the following subsidiaries and their respective parent companies exceeded 20% of the principal amount of the Convertible Notes as of December 31, 2012: Redi-Mix, LLC, Ingram Concrete, LLC, Eastern Concrete Materials, Inc., Central Concrete Supply Co., Inc., Bode Gravel Co., Bode Concrete, LLC, U.S. Concrete Texas Holdings, Inc., Alberta Investments, Inc. and USC Atlantic, Inc.  As a result, the pledge of the capital stock of these subsidiaries as it relates to the Convertible Notes is limited to capital stock of each such subsidiary with an applicable value of less than 20% of the outstanding principal amount of the Convertible Notes, or $11.0 million. The aggregate percentage of consolidated assets and revenues represented by these excluded subsidiaries as of December 31, 2012 is estimated to be 86% and 90%, respectively. As described above, assets of the excluded subsidiaries have been separately pledged as security for the Convertible Notes. The list of excluded subsidiaries was determined based upon internal company estimates of fair value and did not include third-party valuation of the subsidiaries, and should not be considered an indication as to what such subsidiaries might be able to be sold for in the market. The list of excluded subsidiaries may change as the applicable value of such capital stock or the outstanding principal amount of Convertible Notes changes. Obligations under the 2012 Revolving Facility and those in respect of hedging and cash management obligations owed to the lenders (and their affiliates) that are a party to the 2012 Credit Agreement; which we collectively refer to as the 2012 Revolving Facility Obligations, are secured by a second-priority lien on such collateral.

The Convertible Notes and related guarantees are also secured by a second-priority lien on the assets of the Company and the guarantors securing the 2012 Revolving Facility Obligations on a first-priority basis, including, inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.

 Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt, other long-term obligations, and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our 2012 Revolving Facility approximates fair value due to the floating interest rate, and the fair value of our Convertible Notes was approximately $68.8 million, including the embedded derivative of $17.2 million, at December 31, 2012, and was $53.8 million, including the embedded derivative of $1.6 million, at December 31, 2011. The fair value of issued Warrants was $4.9 million and $0.7 million at December 31, 2012 and 2011, respectively. The fair value of our long-term incentive plan associated with our acquisition of the Bode Companies during 2012 was $8.6 million, including the discount of $1.6 million. See Note 11 to our consolidated financial statements for further information regarding our derivative liabilities, Note 12 regarding the long-term incentive plan related to the Bode Companies acquisition, and Note 13 regarding our fair value disclosure.

Cash Flow

The net cash provided by or used in our operating, investing and financing activities is presented below (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net cash provided by (used in):
Operating activities	$10,722	$(1,544)
Investing activities	(4,806)	(3,929)
Financing activities	(5,394)	4,412
Net increase (decrease) in cash	$522	$(1,061)

Our net cash provided by or (used in) operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities was $10.7 million for the year ended December 31, 2012, compared to net cash used in operating activities of $1.5 million in 2011. The 2012 period was favorably impacted by higher non-cash expenses included in our 2012 net loss, primarily the non-cash loss from derivative of $19.7 million, $16.3 million in depreciation, depletion, and amortization, the non-cash loss on extinguishment of debt of $2.6 million, $2.5 million in non-cash stock-based compensation, and $4.1 million in non-cash amortization of debt issuance costs, partially offset by $2.8 million in gains from sales of assets, and $4.0 million of non-cash income tax benefit, partially resulting from the acquisition of the Bode Companies which resulted in the reduction of our valuation allowance on our net deferred tax asset. During the 2011 period, our net cash used in operating activities primarily reflected the net loss for the period, favorably impacted by non-cash expenses included in our net loss for the period consisting primarily of $19.7 million of depreciation, depletion and amortization, $3.7 million in non-cash amortization of debt issuance costs, and $2.1 million of non-cash stock-based compensation, partially offset by a $13.4 million non-cash gain on our derivative.

We used $4.8 million of cash in investing activities in 2012 and used $3.9 million in 2011. During 2012, we received $27.0 million in proceeds from the sale of our California and Phoenix, Arizona precast operating units. In addition, we paid $28.6 million for acquisitions in our west Texas and northern California markets. Cash used in investing activities in 2011 generally reflected purchases of property, plant and equipment, partially offset by disposals of certain excess land and equipment.

Our net cash used in financing activities was $5.4 million in 2012 compared to $4.4 million provided by financing activities in 2011. During 2012, we reduced our borrowings under our credit facilities by $2.0 million and incurred $1.8 million of financing costs in conjunction with new credit arrangements. Our financing activities in 2011 consisted primarily of $6.8 million of net borrowings necessary to operate our business. These net borrowings in 2011 were partially offset by $1.6 million of note payments related to the acquisition of assets in our west Texas market and a redemption payment of our interest in the Michigan joint venture.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  For additional discussion on our operating leases, see Note 23 to our consolidated financial statements in this report.

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2012 (in millions):

Contractual obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
Principal on debt	$72.3	$1.9	$70.4	$—	$—
Interest on debt (1)	14.3	5.2	9.1	—	—
Operating leases	43.5	8.8	13.5	10.2	11.0
Total	$130.1	$15.9	$93.0	$10.2	$11.0

(1)	Interest payments due under the Convertible Notes.

The following are our commercial commitment expirations as of December 31, 2012 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$12.2	$12.2	$—	$—	$—
Performance bonds	55.0	55.0	—	—	—
Total	$67.2	$67.2	$—	$—	$—

The standby letters of credit and performance bonds have not been drawn upon as of December 31, 2012. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above:  accrued employment costs, income tax contingencies, insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.  As of December 31, 2012, the total unrecognized tax benefit related to uncertain tax positions was $6.6 million.  It is likely no reduction will occur within the next 12 months.

Acquisitions and Divestitures

Sale of California Precast Operations

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company's California precast operations to Oldcastle for $21.3 million in cash, plus net working capital adjustments. The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items. The transaction was completed on August 20, 2012. The results of operations for these units have been included in discontinued operations for the periods presented.

Purchase of Colorado River Concrete Assets

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from CRC in our west Texas market for $2.4 million in cash and a $1.9 million promissory note at an annual interest rate of 4.5%, which will be paid in twenty-four equal monthly installments beginning in January 2013. The purchase of these assets allows us to expand our business in two of our major markets; west Texas and north Texas. We acquired plant and equipment valued at $3.2 million, inventory valued at $0.2 million, and goodwill valued at $1.0 million. No liabilities were assumed in the purchase. The goodwill ascribed to the purchase is related to the synergies we expect to achieve with expansion of these areas in which we already operate. We expect the goodwill to be deductible for tax purposes.

Purchase of Bode Gravel and Bode Concrete Equity Interests

On October 30, 2012, we completed the acquisition of all the outstanding equity interests of the Bode Companies pursuant to an equity purchase agreement, dated October 17, 2012. The Bode Companies operated two ready-mixed concrete plants, one new portable plant, and 41 mixer trucks in the San Francisco area and produced approximately 243,000 cubic yards of ready-mixed concrete in 2011. The purchase price for the acquisition, which is subject to specified post-closing adjustments, was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments, contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7.0 million in cash payable over a six-year period, resulting in total consideration fair value of $33.1 million. We funded the acquisition from cash on hand and borrowings under our 2012 Credit Facility.

Sale of Smith Precast Operations

On December 17, 2012, we completed the sale of substantially all of our assets associated with our Smith operations, located in Phoenix, Arizona, to Jensen for $4.3 million in cash and the assumption of certain obligations. The assets purchased by Jensen included certain facilities, fixed assets, and working capital items. In addition, Jensen assumed the obligations of a capital lease previously held by Smith. The results of operations for this unit have been included in discontinued operations for the periods presented.

Other

In October 2006, we acquired certain aggregates assets located in New Jersey. As a condition of the purchase agreement, additional consideration would be due if we were able to receive permits that allowed us to mine the minerals from certain areas. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012. On October 5, 2012, we signed an agreement with the seller to pay a total of $1.0 million in lieu of the $1.4 million contractual payment due to a lower volume of aggregate assets available to mine than originally contemplated in the agreement. We signed a promissory note for the $1.0 million settlement, payable in eight equal quarterly installments at an annual interest rate of 2.5%, which began in November 2012. We made cash payments on these notes of approximately $0.1 million during the year ended December 31, 2012.

During the third quarter of 2012, we made the decision to sell certain of our land and buildings in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell, which approximated net book value of $2.6 million. This transaction closed during the fourth quarter of 2012 and we received $3.2 million in proceeds. Accordingly, we recorded a gain on sale of assets of $0.6 million, which is included in our statement of operations for the year ended December 31, 2012.

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus the value of the inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million, at an annual interest rate of 5%. We made cash payments on these notes of approximately $0.4 million during the year ended December 31, 2012.

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California, and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of our transport equipment for approximately $0.9 million.

In August 2010, we entered into a redemption agreement to have our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC, or Superior, redeemed by Superior. At the closing of the redemption on September 30, 2010, the Company and certain of our subsidiaries paid $640,000 in cash and issued a $1.5 million promissory note to Superior as partial consideration for certain indemnifications and other consideration provided by the minority owner and their new joint venture partner pursuant to the redemption agreement. In each of January 2011 and January 2012, we made payments of $750,000 to complete payment of the promissory note.

For additional discussion on our acquisitions and divestitures, see Note 2 to our consolidated financial statements in this report.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to our consolidated financial statements included in this report describes the significant accounting policies we use in preparing those statements. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. We have listed below those policies which we believe are critical and involve complex judgment in their application to our financial statements. Actual results in these areas could differ from our estimates.

Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. Generally, we test for goodwill impairment in the fourth quarter of each year, using a two-step process, which requires us to make certain judgments and assumptions in our calculations. The first step of the process involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value. We estimate fair value using an equally weighted combination of discounted cash flows and multiples of revenue and EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of revenue and EBITDA are calculated using the trailing twelve months results compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt. If the fair value exceeds the carrying value, the second step is not performed and no impairment is recorded. If however, the fair value is below the carrying value, a second step is performed to calculate the amount of the impairment by measuring the goodwill at an implied fair value. We tested for impairment during the fourth quarter of 2012 and 2011 for our reporting unit with existing goodwill and determined that the fair value for the reporting unit well exceeded the carrying value, thus there was no impairment. Our fair value estimate was determined using estimates and assumption we believed to be reasonable at the time. Changes in those assumptions or estimates could impact the calculated fair value of the reporting unit. See Note 4 to our consolidated financial statements included in this report for additional information about our goodwill.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  We believe our workers’ compensation, automobile and general liability per occurrence retentions are consistent with industry practices, although there are variations among our business units.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $9.0 million as of December 31, 2012, compared to $9.9 million as of December 31, 2011, which is currently classified in accrued liabilities. The decrease in 2012 was primarily attributable to improved loss experience.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.  In cases where the expiration date of tax loss carryforwards or the projected operating results indicate that realization is not likely, we provide for a valuation allowance.

We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Based on the assessment, we recorded a valuation allowance of $44.9 million at December 31, 2012 and $38.8 million at December 31, 2011.  In determining the valuation allowance in 2012 and 2011, we used such factors as (i) cumulative federal taxable losses, (ii) the amount of deferred tax liabilities that we generally expect to reverse in the same period and jurisdiction that are of the same character as the temporary differences giving rise to our deferred tax assets and (iii) certain tax contingencies under authoritative accounting guidance related to accounting for uncertainty in income taxes which, should they materialize, would be offset by our net operating loss generated in 2008 through 2012.  We provided a valuation allowance in 2012 and 2011 related to certain federal and state income tax attributes we did not believe we could utilize within the tax loss carryforward periods.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  See Note 17 to the consolidated financial statements for further discussion.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with authoritative accounting guidance related to the impairment or disposal of long-lived assets. We compare the carrying values of long-lived assets to our projection of future undiscounted cash flows attributable to those assets.  If the carrying value of a long-lived asset exceeds the future undiscounted cash flows we project to be derived from that asset, we record an impairment loss equal to the excess of the carrying value over the fair value. Actual useful lives and future cash flows could be different from those we estimate. These differences could have a material effect on our future operating results.

Derivative Instruments

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of the Warrants and Convertible Notes on August 31, 2010.  None of our derivatives manage business risk or are executed for speculative purposes. All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. Fair value is estimated using a lattice model for the Convertible Notes embedded derivative and a Black-Scholes model for the Warrants. The key inputs in determining fair value of our derivative liabilities of $22.0 million and $2.3 million at December 31, 2012 and 2011, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. See Note 11 to our consolidated financial statements included in this report for additional information about our derivatives.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth selected historical statement of operations information and that information as a percentage of revenue for each of the periods indicated, as well as the increase or decrease from the prior year in dollars and percent.

	(amounts in thousands, except selling prices)
					Increase / (Decrease)
	Year Ended December 31, 2012		Year Ended December 31, 2011		$	%
Revenue	$531,047	100.0%	$445,804	100.0	$85,243	19.1%
Cost of goods sold before depreciation, depletion and amortization:	455,825	85.8	393,719	88.3	62,106	15.8
Selling, general and administrative expenses	58,978	11.1	49,152	11.0	9,826	20.0
Gain on sale of assets	(649)	(0.1)	(1,221)	(0.3)	572	46.8
Depreciation, depletion and amortization	15,676	3.0	18,586	4.2	(2,910)	(15.7)
Income (loss) from operations	1,217	0.2	(14,432)	(3.2)	15,649	108.4
Interest expense, net	(11,344)	(2.1)	(11,057)	(2.5)	(287)	2.6
Derivative (loss) income	(19,725)	(3.7)	13,422	3.0	(33,147)	(247.0)
Loss on early extinguishment of debt	(2,630)	(0.5)	—	—	(2,630)	—
Other income, net	2,973	0.6	1,138	0.3	1,835	161.2
Loss from continuing operations before income taxes	(29,509)	(5.6)	(10,929)	(2.5)	(18,580)	(170.0)
Income tax benefit	(3,760)	(0.7)	(779)	(0.2)	(2,981)	(382.7)
Loss from continuing operations	(25,749)	(4.8)	(10,150)	(2.3)	(15,599)	(153.7)
Income (loss) from discontinued operations, net of taxes	10	—	(1,553)	(0.3)	1,563	100.6
Net Loss	$(25,739)	(4.8)%	$(11,703)	(2.6)%	$(14,036)	(119.9)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$97.59		$94.48		$3.11	3.3%
Sales volume in cubic yards	4,839		4,047		792	19.6%
Aggregates Data:
Average selling price per ton	$7.89		$7.46		$0.43	5.8%
Sales volume in tons	3,407		2,741		666	24.3%

Revenue. Our 2012 total revenue increased by $85.2 million, or 19.1%, from $445.8 million in the 2011 period to $531.0 million in the 2012 period, due to increased sales of ready-mixed concrete. Ready-mixed sales increased $85.8 million, or 22.1%, from $388.1 million in the 2011 period to $473.8 million in the 2012 period, driven by a 19.6% volume increase and a 3.3% increase in our average selling price. Sales of aggregates increased to $32.0 million in the 2012 period from $23.9 million in the 2011 period, an increase of $8.1 million, or 34.0%, due to a 24.3% increase in volume and a 5.8% increase in average selling price. Other product revenues and eliminations, which includes our building materials, precast concrete products, lime slurry, hauling business, and eliminations of our intersegment sales, decreased $8.6 million, or 25.5%, to $25.2 million in the 2012 period from $33.9 million in the 2011 period, primarily due to increased intersegment eliminations for aggregate sales made to our ready-mixed concrete segment.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization, or DD&A, increased $62.1 million, or 15.8%, from $393.7 million in the 2011 period to $455.8 million in the 2012 period. Our costs increased primarily due to volume growth in our two segments - ready-mixed concrete and aggregates - resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Plant fixed costs, which primarily consists of leased equipment costs, property taxes, dispatch costs, and plant management, remained relatively flat year over year.

Selling, general and administrative expenses.  Selling, general and administrative, or SG&A, expenses increased $9.8 million, or 20.0%, in the 2012 period.  Our increased SG&A costs were primarily a result of approximately $2.5 million of costs associated with the relocation of our corporate headquarters from Houston, Texas to Euless, Texas during 2012, as well as $3.4 million for higher bonus accruals, $1.9 million in higher legal fees, which included fees related to our acquisitions and divestitures during the year, and $0.4 million in higher non-cash stock compensation. SG&A expenses in 2011 included approximately $2.8 million of costs related to the departure of our former President and Chief Executive Officer and the costs related to the hiring of our new President and Chief Executive Officer in August 2011. As a percentage of total revenue, SG&A expenses were relatively flat at 11.1% in 2012 versus 11.0% in 2011.

Gain on sale of assets. We recorded a gain on sale of assets of $0.6 million in 2012 versus $1.2 million in 2011. In 2012, we sold certain of our land and buildings in northern California during the fourth quarter of 2012, for which we recorded a gain of $0.6 million. Our gain on sale of assets in 2011 included sales of excess vehicles, land and equipment.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization expense for 2012 decreased $2.9 million, or 15.7%, to $15.7 million, from $18.6 million for 2011, primarily due to certain assets becoming fully depreciated during 2012.

Income (loss) from operations. Income (loss) from operations increased $15.6 million, or 108.4%, to $1.2 million for 2012 from ($14.4) million for 2011. Increased revenue from both higher volume and higher pricing resulted in increased efficiencies that led to improvements in income from operations as a percentage of revenue, which we refer to as operating margins. Operating margins increased to 0.2% for 2012 compared to (3.2%) for 2011.

Interest expense, net.  Net interest expense for 2012 was relatively flat at $11.3 million for 2012, compared to $11.1 million for 2011, reflecting interest on borrowings under our credit facilities, interest on our Convertible Notes, and non-cash amortization of our deferred financing costs and the discount on our Convertible Notes.

Derivative income (loss). For the 2012 period, we recorded a non-cash loss on derivative of $19.7 million related to fair value changes in our embedded Convertible Notes derivative and the Warrants. This was a $33.1 million change from the 2011 period, when we recorded a non-cash gain on derivative of $13.4 million.  All derivatives are required to be recorded on the balance sheet at their fair values in accordance with United States Generally Accepted Accounting Principles, or U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities and any changes result in income or loss for the period. The key inputs in determining fair value of our derivative liabilities include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. For the year ended December 31, 2012, we recorded a non-cash loss from fair value changes in our Convertible Notes embedded derivative of approximately $15.5 million, primarily due to an increase in the price of our common stock and changes in our stock price volatility. In addition, we recorded a non-cash loss from fair value changes in the Warrants during 2012 of approximately $4.2 million due primarily to the increase in the price of our common stock.

Loss on extinguishment of debt. In the third quarter of 2012, we recorded a $2.6 million non-cash charge to write-off the unamortized balance of our deferred costs associated with the 2010 Credit Agreement that was terminated concurrently with the August 2012 signing of the 2012 Credit Agreement.

Other income, net. Other income for the 2012 period was $3.0 million compared to $1.1 million for the 2011 period. The increase in 2012 was primarily due to the receipt of $0.5 million in royalty payments related to mineral rights on a property in west Texas received during the second quarter of 2012, and the receipt of $0.6 million during the fourth quarter of 2012 for an insurance settlement related to litigation filed in previous years for which no benefit was expected to be received by the Company.

Income tax benefit.  We recorded an income tax benefit allocated to continuing operations of approximately $3.8 million and $0.8 million for the years ended December 31, 2012 and December 31, 2011, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of December 31, 2012 and 2011, for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of December 31, 2012 and 2011 was $0.5 million and $1.1 million for each year, respectively.

We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010. Under our Plan, our previously outstanding 8.375% Senior Subordinated Notes due 2014 were cancelled, giving rise to cancellation of indebtedness income, or CODI.  The Internal Revenue Code, or IRC, provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Our CODI and required tax attribute reduction did not cause a significant change in our recorded deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes.

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010.  As a result, the amount of our pre-change net operating losses, or NOL's, and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the Plan.  The ownership change and the resulting annual limitation on use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes.

Gain (loss) from discontinued operations.  On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company's California precast operations to Oldcastle for $21.3 million in cash, plus net working capital adjustments. The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items. The transaction was completed on August 20, 2012. For 2012, we recognized a $1.5 million gain from the sale of these operations. The gain, results of operations, and income tax expense for these units have been included in discontinued operations for the periods presented.

On December 17, 2012, we completed the sale of substantially all of our assets associated with Smith located in Phoenix, Arizona, to Jensen for $4.3 million in cash and the assumption of certain obligations. The assets purchased by Jensen included certain facilities, fixed assets, and working capital items. In addition, Jensen assumed the obligations of a capital lease previously held by Smith. We recognized a $0.6 million gain in the fourth quarter of 2012 from the sale of these operations. The results of operations for this unit have been included in discontinued operations for the periods presented.

Segment information

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Year Ended December 31,		Increase / (Decrease)
	2012	2011	$ or cubic yards, as applicable	%

Ready-mixed Concrete Segment
Revenue	$473,807	$388,056	$85,751	22.1%
Segment revenue as a percentage of total revenue	89.2%	87.0%
Adjusted EBITDA	$41,486	$22,205	$19,281	86.8%
Adjusted EBITDA as a percentage of segment revenue	8.8%	5.7%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$97.59	$94.48	$3.11	3.3%
Sales volume in thousands of cubic yards	4,839	4,047	792	19.6%

Revenue. Our ready-mixed concrete sales provided 89.2% of our total revenue in 2012, versus 87.0% in 2011. Segment revenue increased $85.8 million, or 22.1%, over 2011 levels. This increase was driven primarily by a 19.6% increase in sales volume, or 0.8 million cubic yards. Increased volume provided $74.8 million, or approximately 87.3%, of our ready-mixed concrete revenue growth. We also  experienced an approximate 3.3% increase in our ready-mix average selling price per cubic yard during 2012 when compared to 2011. Increased selling price contributed $12.6 million, or 14.7%, of our revenue growth. Increased sales reserves reduced our revenues by $1.3 million, or 1.4%. Our volume was higher in all of our major markets, excluding the New York/New Jersey area, which was down slightly versus prior year and was impacted by Hurricane Sandy. Our average selling price increased in all of our major markets.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment increased from $22.2 million in the 2011 period to $41.5 million in the 2012 period, an increase of $19.3 million, or 86.8%. Driving this increase was a 19.6% increase in sales volume plus a 3.3% increase in our average selling price, which increased total revenue by $85.8 million. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due to the higher volume. Conversely, we were able to spread our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, which were flat year over year, over a higher volume, resulting in greater efficiencies and higher segment Adjusted EBITDA. Segment Adjusted EBITDA as a percentage of segment revenues increased to 8.8% in 2012 from 5.7% in the 2011 period, reflecting primarily the higher revenues and greater efficiencies.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Year Ended December 31,		Increase / (Decrease)
	2012	2011	$ or tons, as applicable	%

Aggregate Products Segment
Revenue	$31,997	$23,877	$8,120	34.0%
Segment revenue as a percentage of total revenue	6.0%	5.4%
Adjusted EBITDA	$4,142	$3,203	$939	29.3%
Adjusted EBITDA as a percentage of segment revenue	12.9%	13.4%

Aggregates Data:
Average selling price per ton	$7.89	$7.46	$0.43	5.8%
Sales volume in thousands of tons	3,407	2,741	666	24.3%

Revenue.  Sales of our aggregate products provided 6.0% of our total revenue in 2012, compared to 5.4% in 2011. Segment revenue increased $8.1 million, or 34.0%, over prior year sales. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 42.9% of our 2012 aggregates sales, or $13.7 million, were to our ready-mixed segment, versus 43.8%, or $10.5 million, in 2011. Contributing to our overall aggregates revenue growth was a volume increase of 0.7 million tons, which provided $5.0 million, or 61.2%, of our aggregates revenue growth. Our average selling price rose 5.8%, which provided $1.2 million, or 14.5%, of our aggregates revenue increase. In addition, freight charges to deliver the aggregates to the external customer, which are included in revenue, increased $1.4 million during 2012 and contributed 16.9% to our aggregates revenue growth.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment increased to $4.1 million in the 2012 period from $3.2 million in the 2011 period, primarily reflecting the higher sales volume, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, which includes quarry labor and benefits, utilities, repairs and maintenance, pit costs to prepare the stone and gravel for use, and delivery costs, all increased due to the higher sales volumes. Our quarry fixed costs, which includes primarily property taxes, equipment rental, and plant management costs, increased slightly over the prior year, primarily due to higher overhead costs. Overall, our segment Adjusted EBITDA as a percentage of segment revenue decreased to 12.9% in 2012 from 13.4% in 2011, primarily due to the increase in fixed costs.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of the Warrants and Convertible Notes associated with our Plan of Reorganization.  None of our derivatives manage business risk or are executed for speculative purposes.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $22.0 million and $2.3 million at December 31, 2012 and 2011, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $1.1 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the warrant derivative liability of approximately $1.1 million, and an increase in income of the same amount. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $1.3 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the value of our embedded Convertible Notes derivative liability of approximately $2.1 million, and an increase in income of the same amount. During the year ended December 31, 2012, we recorded losses from fair value changes in our embedded Convertible Notes derivative of approximately $15.5 million, due primarily to an increase in the price of our common stock. Additionally, we recorded income from fair value changes in our Warrants of approximately $4.2 million during the year ended December 31, 2012, due primarily to the increase in the price of our common stock.

Borrowings under our 2012 Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the agreement. Based on the $13.3 million outstanding under this facility as of December 31, 2012, a one percent change in the applicable rate would change our annual interest expense by $0.1 million.

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

Item 8.       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
U.S. Concrete, Inc.
We have audited the accompanying consolidated balance sheet of U.S. Concrete, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Dallas, Texas
March 8, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Concrete, Inc.:
In our opinion, the accompanying consolidated balance sheet as of December 31, 2011 and the related consolidated statement of operations, changes in equity and cash flows for the year ended December 31, 2011 present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and its subsidiaries at December 31, 2011 and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 14, 2012, except for the effects of discontinued operations discussed in Note 3 and the changes in reportable segments discussed in Note 20 to the consolidated financial statements, as to which the date is March 8, 2013

U.S. CONCRETE, INC. AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,751	$4,229
Trade accounts receivable, net	84,034	82,195
Inventories	25,001	33,156
Deferred income taxes	2,835	4,573
Prepaid expenses	3,651	3,785
Other receivables	4,414	3,224
Other current assets	3,080	2,738
Total current assets	127,766	133,900
Property, plant and equipment, net	120,871	126,225
Goodwill	10,717	1,481
Purchased intangible assets, net	15,033	—
Other assets	5,337	8,048
Total assets	$279,724	$269,654
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,861	$615
Accounts payable	48,880	46,749
Accrued liabilities	36,430	31,233
Derivative liabilities	22,030	2,305
Total current liabilities	109,201	80,902
Long-term debt, net of current maturities	61,598	60,471
Other long-term obligations and deferred credits	13,114	6,547
Deferred income taxes	3,287	5,654
Total liabilities	187,200	153,574
Commitments and contingencies (Note 23)
Equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000 shares authorized; 13,358 and 12,867 shares issued and outstanding as of December 31, 2012 and 2011, respectively)	13	13
Additional paid-in capital	136,451	133,939
Accumulated deficit	(43,196)	(17,457)
Cost of treasury stock (118 and 60 common shares as of December 31, 2012 and 2011, respectively)	(744)	(415)
Total equity	92,524	116,080
Total liabilities and equity	$279,724	$269,654
The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue	$531,047	$445,804
Cost of goods sold before depreciation, depletion and amortization	455,825	393,719
Selling, general and administrative expenses	58,978	49,152
Depreciation, depletion and amortization	15,676	18,586
Gain on sale of assets	(649)	(1,221)
Income (loss) from operations	1,217	(14,432)
Interest expense, net	(11,344)	(11,057)
Loss on early extinguishment of debt	(2,630)	—
Derivative (loss) income	(19,725)	13,422
Other income, net	2,973	1,138
Loss from continuing operations before income taxes	(29,509)	(10,929)
Income tax benefit	(3,760)	(779)
Loss from continuing operations	(25,749)	(10,150)
Income (loss) from discontinued operations, net of taxes	10	(1,553)
Net loss	$(25,739)	$(11,703)

Loss per share:
Loss from continuing operations	$(2.11)	$(0.84)
Income (loss) from discontinued operations, net of income tax	—	(0.13)
Net loss per share - basic and diluted	$(2.11)	$(0.97)

Weighted average shares outstanding:
Basic and diluted	12,203	12,029

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity (Deficit)
BALANCE, January 1, 2011	11,928	$12	$131,875	$(5,754)	$—	$126,133
Stock-based compensation	—	1	2,064	—	—	2,065
Restricted stock unit vesting	164	—	—	—	—	—
Restricted stock grants	835					—
Purchase of treasury shares	(60)	—	—	—	(415)	(415)
Net loss	—	—	—	(11,703)	—	(11,703)
BALANCE, December 31, 2011	12,867	$13	$133,939	$(17,457)	$(415)	$116,080
Stock-based compensation	—	—	2,512	—	—	2,512
Restricted stock unit vesting	117	—	—	—	—	—
Restricted stock grants	432	—	—	—	—	—
Purchase of treasury shares	(58)	—	—	—	(329)	(329)
Net loss	—	—	—	(25,739)	—	(25,739)
BALANCE, December 31, 2012	13,358	$13	$136,451	$(43,196)	$(744)	$92,524

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,739)	$(11,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	16,328	19,662
Debt issuance cost amortization	4,089	3,723
Amortization of discount on long-term incentive plan and other accrued interest	104	—
Loss on extinguishment of debt	2,630	—
Amortization of facility exit costs	(89)	—
Net gain on sale of assets	(2,803)	(1,221)
Net loss (gain) on derivative	19,725	(13,422)
Deferred income taxes	(4,014)	374
Provision for doubtful accounts	1,304	1,970
Facility exit costs	358	—
Stock-based compensation	2,512	2,065
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(4,858)	(9,631)
Inventories	(209)	(3,460)
Prepaid expenses and other current assets	(2,405)	879
Other assets and liabilities, net	(338)	(152)
Accounts payable and accrued liabilities	4,127	9,372
Net cash provided by (used in) operating activities	10,722	(1,544)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,405)	(6,361)
Payments for acquisitions	(28,578)	(250)
Proceeds from disposals of property, plant and equipment	5,155	2,682
Proceeds from disposals of business units	27,022	—
Net cash used in investing activities	(4,806)	(3,929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	172,546	150,239
Repayments of borrowings	(174,509)	(143,442)
Debt issuance costs	(1,825)	(375)
Payments for seller financed debt and joint venture	(1,277)	(1,595)
Purchase of treasury shares	(329)	(415)
Net cash (used in) provided by financing activities	(5,394)	4,412

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	522	(1,061)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,229	5,290
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,751	$4,229

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,258	$7,180
Cash paid for income taxes	$263	$324

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Our Company, a Delaware corporation, provides ready-mixed concrete, aggregates and concrete-related products and services to the construction industry in several major markets in the United States. U.S. Concrete, Inc. is a holding company and conducts its businesses through its consolidated subsidiaries.  In these notes to consolidated financial statements, or these Notes, we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us,” “the Company,” or “U.S. Concrete” unless we specifically state otherwise or the context indicates otherwise.

Basis of Presentation

The consolidated financial statements consist of the accounts of U.S. Concrete, Inc. and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated.

On August 20, 2012, we completed the sale of substantially all of the Company's California precast operations to Oldcastle Precast, Inc., or Oldcastle (see Note 2). The results of operations for these units have been included in discontinued operations for the periods presented.

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River Concrete L.P., Cindy & Robin Concrete, L.P. and E&R Artecona Family Limited Partnership, collectively CRC (see Note 2). Accordingly, all of the assets acquired were recorded at their respective fair values as of the date of the acquisition, and the results of operations are included in the consolidated financial statements from the date of acquisition.

On October 30, 2012, we completed the acquisition of all the outstanding equity interests of Bode Gravel Co., a California subchapter S corporation, or Bode Gravel, and Bode Concrete LLC, a California limited liability company, or Bode Concrete, and, together with Bode Gravel, the Bode Companies, pursuant to an equity purchase agreement (see Note 2). Accordingly, all of the assets acquired and liabilities assumed were recorded at their respective fair values as of the date of the acquisition, and the results of operations are included in the consolidated financial statements from the date of acquisition.

On December 17, 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations, or Smith, located in Phoenix, Arizona, to Jensen Enterprises, Inc., or Jensen (see Note 2). The results of operations for this unit have been included in discontinued operations for the periods presented.

Cash and Cash Equivalents

We record as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase. Cash held as collateral or escrowed for contingent liabilities is included in other current and noncurrent assets based on the expected release date of the underlying obligation. As of December 31, 2012 our cash balances, excluding de minimus petty cash funds, were held in bank accounts which were fully insured by the Federal Deposit Insurance Corporation, or FDIC.

Inventories

Inventories consist primarily of cement and other raw materials, aggregates at our pits and quarries, precast concrete products and building materials that we hold for sale or use in the ordinary course of business. Inventories are stated at the lower of cost or fair market value using the average cost and first-in, first-out methods. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. Once the new cost basis is established, the value is not increased with any changes in circumstances that would indicate an increase after the remeasurement. If actual product demand or market conditions are less favorable than those projected by management, inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prepaid Expenses

Prepaid expenses primarily include amounts we have paid for insurance, licenses, taxes, rent and maintenance contracts. We expense or amortize all prepaid amounts as used or over the period of benefit, as applicable.

Property, Plant and Equipment, Net

We state property, plant and equipment at cost and use the straight-line method to compute depreciation of these assets other than mineral deposits over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from one to 12 years; and other, from three to 10 years. We capitalize leasehold improvements on properties held under operating leases and amortize those costs over the lesser of their estimated useful lives or the applicable lease term.  We compute depletion of mineral deposits as such deposits are extracted utilizing the units-of-production method. We expense maintenance and repair costs when incurred and capitalize and depreciate expenditures for major renewals and betterments that extend the useful lives of our existing assets.  When we retire or dispose of property, plant or equipment, we remove the related cost and accumulated depreciation from our accounts and reflect any resulting gain or loss in our statements of operations.

Impairment of Long-lived assets

We evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the applicable construction sector and other factors.  If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value.  Assets to be disposed of by sale are reflected at the lower of their carrying amounts, or fair values, less cost to sell. We test for impairment using a multi-tiered approach that incorporates an equal weighting to a multiple of earnings and an equal weighting to discounted estimated future cash flows.

Intangible Assets Including Goodwill

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are amortized on a straight-line approach based on the estimated useful life of each asset. Goodwill represents the amount by which the total purchase price we have paid for acquisitions exceeds our estimated fair value of the net tangible and identifiable intangible assets acquired.  Goodwill is not amortized, but is evaluated for impairment within the reporting unit on an annual basis. We generally test for intangible asset impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are our highest revenue and production months), and our outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets during the fourth quarter.  The impairment test we use involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value. We estimate fair value using an equally weighted combination of discounted cash flows and multiples of revenue and EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of revenue and EBITDA are calculated using the trailing twelve months results compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt. If the fair value exceeds the carrying value, the second step is not performed and no impairment is recorded. If however, the fair value is below the carrying value, a second step is performed to calculate the amount of the impairment by measuring the goodwill at an implied fair value. See Note 4 for further discussion of our goodwill and purchased intangible assets.

Debt Issue Costs

We amortize debt issue costs related to our $80.0 million asset-based revolving credit facility, or 2012 Revolving Facility, and our 9.5% Convertible Secured Notes due 2015, or Convertible Notes, as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $4.2 million and $7.2 million as of December 31, 2012 and 2011, respectively. We include unamortized debt issue costs in other assets. See Note 9 for additional information regarding our debt, and Note 10 regarding our extinguishment of debt during 2012.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenue and Expenses

We derive substantially all of our revenue from the production and delivery of ready-mixed concrete, aggregates, precast concrete products, and related building materials.  We recognize revenue, net of sales tax, when products are delivered, selling price is fixed or determinable, pursuasive evidence of an arrangement exists, and collection is reasonably assured.  Amounts billed to customers for delivery costs are classified as a component of total revenues and the related delivery costs (excluding depreciation) are classified as a component of total cost of goods sold. Cost of goods sold consists primarily of product costs and operating expenses (excluding depreciation, depletion and amortization).  Operating expenses consist primarily of wages, benefits, insurance and other expenses attributable to plant operations, repairs and maintenance, and delivery costs.  Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses, and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses, provision for doubtful accounts, and legal and professional fees.

Deferred Rent

We recognize escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payment and rent expense recognized being recorded as deferred rent (included in accrued liabilities) in the accompanying consolidated balance sheets.

Insurance Programs

We maintain third-party insurance coverage against certain risks. Under our insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  In connection with these automobile, general liability and workers’ compensation insurance programs, we have entered into standby letters of credit agreements totaling $12.2 million at December 31, 2012.  We fund our deductibles and record an expense for losses we expect under the programs.  We determine expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure.  The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  The amounts accrued for self-insured claims were $9.0 million as of December 31, 2012 and $9.9 million as of December 31, 2011.  We include these accruals in accrued liabilities.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We have a valuation allowance of $44.9 million and $38.8 million as of December 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt, other long-term obligations, and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our 2012 Revolving Facility approximates fair value due to the floating interest rate, and the fair value of our Convertible Notes was approximately $68.8 million at December 31, 2012. The fair value of the embedded derivative in our Convertible Notes that was bifurcated and separately valued was $17.2 million at December 31,

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012 and the fair value of issued Warrants was $4.9 million at the same date. The fair value of our long-term incentive plan associated with the acquisition of the Bode Companies was $7.0 million at December 31, 2012. See Note 11 to our consolidated financial statements for further information regarding our derivative liabilities, Note 12 regarding our other long-term obligations, and Note 13 regarding our fair value disclosures.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, goodwill, intangibles, accruals for self-insurance, income taxes, the valuation of inventory and the valuation and useful lives of property, plant and equipment.

Stripping Costs

We include post-production stripping costs in the cost of inventory produced during the period these costs are incurred. Post-production stripping costs represent stripping costs incurred after the first salable minerals are extracted from the mine.

Loss Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period. See Note 19 for additional information regarding our earnings (loss) per share.

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For the years ended December 31, 2012 and December 31, 2011, no differences existed between our consolidated net income and our consolidated comprehensive income.

Stock-based Compensation

Stock-based employee compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize expense over the employee’s requisite service period, generally the vesting period of the award, or in the case of performance-based awards, over the life of the derived service period. The related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, is reflected in the statement of cash flows as a financing activity rather than an operating activity. See Note 18 for additional information regarding our stock-based compensation plans.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or the FASB, issued an amendment to its indefinite-lived intangible assets impairment testing guidance to simplify how entities test for indefinite-lived intangible asset impairments. The objective of the amendment is to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendment also enhances the consistency of impairment testing guidance amount long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company does not expect the adoption of this guidance on the first day of fiscal year 2013 to have a material impact on the Consolidated Financial Statements.

In September 2011, the FASB issued authoritative accounting guidance related to “Disclosures about an Employer's Participation in a Multiemployer Plan,” which amended existing authoritative accounting guidance related to “Compensation-

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Retirement Benefits-Multiemployer Plans.” The update requires additional disclosures regarding the significant multiemployer plans in which an employer participates, the level of an employer's participation including contributions made, and whether the contributions made represent more than five percent of the total contributions made to the plan by all contributing employers. The expanded disclosures also address the financial health of significant multiemployer plans including the funded status and existence of funding improvement plans, the existence of imposed surcharges on contributions to the plan, as well as the nature of employer commitments to the plan. The guidance was effective for annual periods for fiscal years ending after December 15, 2011. The amendments have been applied for all prior periods presented. See Note 24 for this disclosure.

In September 2011, the FASB issued authoritative accounting guidance, which relates to testing goodwill for impairment and amends current guidance to simplify how entities test goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in existing authoritative accounting guidance. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material effect on our consolidated financial statements.

2.     ACQUISITIONS, DISPOSITIONS AND ASSETS HELD FOR SALE

Sale of California Precast Operations

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company's California precast operations to Oldcastle for $21.3 million in cash, plus net working capital adjustments. The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items. The transaction was completed on August 20, 2012. The results of operations for these units have been included in discontinued operations for the periods presented.

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

Purchase of Colorado River Concrete Assets

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from CRC in our west Texas market for $2.4 million in cash and a $1.9 million promissory note at an annual interest rate of 4.5%, which will be paid in twenty-four equal monthly installments beginning in January 2013. The purchase of these assets allows us to expand our business in two of our major markets; west Texas and north Texas. We acquired plant and equipment valued at $3.2 million, inventory valued at $0.2 million, and goodwill valued at $1.0 million. No liabilities were assumed in the purchase. The goodwill ascribed to the purchase is related to the synergies we expect to achieve with expansion of these areas in which we already operate. We expect the goodwill to be deductible for tax purposes.

Purchase of Bode Gravel and Bode Concrete Equity Interests

On October 30, 2012, we completed the acquisition of all the outstanding equity interests of the Bode Companies pursuant to an equity purchase agreement, dated October 17, 2012. Bode Gravel and Bode Concrete operated two ready-mixed concrete plants, one new portable plant, and 41 mixer trucks in the San Francisco area and produced approximately 243,000 cubic yards of ready-mix concrete in 2011. The purchase price for the acquisition, which is subject to specified post-closing adjustments, was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments, contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7.0 million in cash payable over a six-year period, resulting in total consideration fair value of $33.1 million. We funded the acquisition from cash on hand and borrowings under our 2012 Credit Facility.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assets acquired and liabilities assumed at the acquisition date based upon their respective fair values are summarized below (in thousands):

Bode Companies
October 30, 2012
Accounts receivable	$7,194
Inventory	156
Property, plant and equipment	9,284
Customer relationships	13,500
Trade name	1,300
Backlog	800
Other assets	245
Assets acquired	$32,479
Accounts payable	2,920
Accrued expenses	1,329
Deferred tax liability	3,385
Long-term incentive plan	7,000
Liabilities assumed	$14,634
Goodwill	8,254
Net assets acquired	$26,099

The purchase price allocation has been prepared and recorded on a preliminary basis and may change as additional information becomes available regarding the fair value and tax basis of the assets and liabilities acquired. Changes to the purchase price allocation will be made as soon as practical, but no later than one year from the acquisition date of October 30, 2012. The excess of purchase price over the fair values of the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. The goodwill ascribed to the purchase is related to the synergies we expect to achieve, as well as expansion of our business in the San Francisco, California area in which we already operate. We expect a portion of the goodwill to be deductible for tax purposes. See Note 4 for additional information regarding the goodwill and finite-lived intangible assets. See Note 12 for additional information regarding the long-term incentive plan. See Note 17 for additional information regarding income taxes.

The following unaudited pro forma information presents the combined financial results for the years ended December 31, 2012 and 2011 as if the acquisition had been completed on January 1, 2011 (in thousands, except per share information):

	For the year ended December 31,
	(unaudited)
	2012	2011
Revenue from continuing operations	$563,706	$477,778
Net loss	$(23,966)	$(11,858)

Loss per share, basic and diluted	$(1.96)	$(0.99)

The above pro forma results were prepared based on the historical GAAP results of the Company and the Bode Companies, and are not necessarily indicative of what the Company's actual results would have been had the transaction occurred on January 1, 2011. The unaudited pro forma net loss and net loss per share amounts above reflect an adjustment for inclusion of an additional $0.9 million and $2.3 million in amortization of intangibles for the years ended December 31, 2012 and 2011, respectively; exclusion of $0.6 million for severance and related costs for former employees of the Bode Companies; and exclusion of $0.3 million of legal costs incurred by the Company in 2012 related to the acquisition. The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sale of Smith Precast Operations

On December 17, 2012, we completed the sale of substantially all of our assets associated with Smith located in Phoenix, Arizona, to Jensen for $4.3 million in cash and the assumption of certain obligations. The assets purchased by Jensen included certain facilities, fixed assets, and working capital items. In addition, Jensen assumed the obligations of a capital lease previously held by Smith. The results of operations for this unit have been included in discontinued operations for the periods presented.

Other

In October 2006, we acquired certain aggregates product related assets located in New Jersey. As a condition of the purchase agreement, additional consideration would be due if we were able to receive permits that allowed us to mine the minerals from certain areas. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012. On October 5, 2012, we signed an agreement with the seller to pay a total of $1.0 million in lieu of the $1.4 million contractual payment due to a lower volume of aggregate assets available to mine than originally contemplated in the agreement. We signed a promissory note for the $1.0 million settlement, payable in eight equal quarterly installments which began in November 2012 at an annual interest rate of 2.5%. We made cash payments on the promissory notes of approximately $0.1 million during the year ended December 31, 2012.

During the third quarter of 2012, we made the decision to sell certain of our land and buildings in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell, which approximated net book value of $2.6 million. This transaction closed during the fourth quarter of 2012 and we received $3.2 million in proceeds. Accordingly, we recorded a gain on sale of assets of $0.6 million, which is included in our statement of operations for the year ended December 31, 2012.

In April 2011, we purchased the assets of a one-plant ready-mixed concrete operation in our west Texas market for $0.2 million in cash. In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus the value of the inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million at an annual interest rate of 5%. We made cash payments on these notes of approximately $0.4 million during the year ended December 31, 2012.

During the second quarter of 2010, we made the decision to dispose of some of our transport equipment in northern California, and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $0.8 million. In March 2011, we completed the sale of our transport equipment for approximately $0.9 million.

In August 2010, we entered into a redemption agreement to have our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC, or Superior, redeemed by Superior. At the closing of the redemption on September 30, 2010, the Company and certain of our subsidiaries paid $640,000 in cash and issued a $1.5 million promissory note to Superior as partial consideration for certain indemnifications and other consideration provided by the minority owner and their new joint venture partner pursuant to the redemption agreement. In each of January 2011 and January 2012, we made payments of $750,000 to complete payment of the promissory note.

The pro forma impacts of our 2012 and 2011 acquisitions, excluding the Bode Companies, have not been included as they were immaterial to our financial statements individually and in the aggregate.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.     DISCONTINUED OPERATIONS

As disclosed in Note 2, we completed the sale of our California and Arizona precast units in August 2012 and December 2012, respectively. We have presented the results of operations for all periods as discontinued operations.

The results of discontinued operations included in the accompanying consolidated statements of operations were as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue	$34,055	$49,204
Depreciation, depletion and amortization, or DD&A	(652)	(1,076)
Operating expenses, excluding DD&A, and other income	(35,553)	(49,684)
Loss from discontinued operations	(2,150)	(1,556)
Gain on disposal of assets	2,154	—
Income (loss) from discontinued operations, before income taxes	4	(1,556)
Income tax benefit	6	3
Income (loss) from discontinued operations	$10	$(1,553)

Below is a summary of the assets and liabilities from our California precast operations on the date of sale with comparable balances as of December 31, 2011 (in thousands):

	August 20,	December 31,
	2012	2011
Cash and cash equivalents	$85	$317
Trade accounts receivable, net	7,864	8,742
Inventories	7,090	6,870
Property, plant and equipment, net	6,965	7,203
Other assets	674	482
Total assets	$22,678	$23,614

Accounts payable	$2,062	$3,412
Accrued liabilities	596	1,819
Total liabilities	$2,658	$5,231

Trade accounts receivable was net of allowances of $41 thousand and $0.1 million as of August 20, 2012 and December 31, 2011, respectively. Property, plant and equipment was net of accumulated depreciation of $1.4 million and $1.1 million as of August 20, 2012 and December 31, 2011, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Below is a summary of the assets and liabilities from our Smith operations on the date of sale with comparable balances as of December 31, 2011(in thousands):

	December 17,	December 31,
	2012	2011
Cash and cash equivalents	$—	$2
Trade accounts receivable, net	1,045	1,125
Inventories	1,642	2,003
Property, plant and equipment, net	1,365	1,393
Other assets	—	89
Total assets	$4,052	$4,612

Current maturities of long-term debt	$156	$147
Accounts payable	463	539
Accrued liabilities	98	139
Long-term debt	137	293
Total liabilities	$854	$1,118

Trade accounts receivable was net of allowances of $31 thousand and $0.1 million as of December 17, 2012 and December 31, 2011, respectively. Property, plant and equipment was net of accumulated depreciation of $0.5 million and $0.3 million as of December 17, 2012 and December 31, 2011, respectively.

4.     GOODWILL AND PURCHASED INTANGIBLE ASSETS, NET

Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are our highest revenue and production months) and our outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets during the fourth quarter.  The impairment test we use involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value. We estimate fair value using an equally weighted combination of discounted cash flows and multiples of revenue and EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of revenue and EBITDA are calculated using the trailing twelve months results compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt.

We acquired three ready-mix concrete plants during October 2010 and four ready mix concrete plants during September 2012 which resulted in the recording of approximately $1.5 million and $1.0 million of goodwill, respectively, for our west Texas operations. We also acquired two ready-mixed concrete plants, one new portable plant, and 41 mixer trucks in the San Francisco area during October 2012 which resulted in the recording of approximately $8.2 million of goodwill. We completed our annual assessment of impairment during the fourth quarter of 2012, and there was no impairment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All goodwill relates to our ready-mixed concrete reportable segment. The change in goodwill from January 1, 2011 to December 31, 2012 is as follows (in thousands):

Total
Balance at January 1, 2011:
Goodwill	$1,481
Accumulated impairment	—
Balance at December 31, 2011	$1,481

Balance on January 1, 2012:
Goodwill	$1,481
Accumulated impairment	—
1,481
Acquisitions (See Note 2)	9,236
Balance at December 31, 2012	$10,717

Intangible Assets

Our intangible assets, which were fair valued and recorded as part of the acquisition of the Bode Companies, completed on October 30, 2012, are as follows (in thousands) as of December 31, 2012:

	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(225)	$13,275	9.83
Trade name	1,300	(22)	1,278	9.83
Backlog	800	(320)	480	0.25
Total intangible assets	$15,600	$(567)	$15,033	9.52

The values of the customer relationships and trade name are being amortized over a 10 year period from the date of acquisition. The backlog is being amortized over a period of five months from the date of acquisition. We recorded $0.6 million of amortization on our intangibles for the year ended December 31, 2012, which is included in our consolidated statement of operations.

The estimated remaining amortization of our finite-lived intangible assets as of December 31, 2012, is as follows (in thousands):

Total for year
2013	$1,960
2014	1,480
2015	1,480
2016	1,480
2017	1,480
Thereafter	7,153
Total	$15,033

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.     INVENTORIES

Inventory at December 31 consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Raw materials	$22,082	$22,936
Precast products	—	6,772
Building materials for resale	1,645	1,992
Other	1,274	1,456
	$25,001	$33,156

6.     PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows (in thousands):

	December 31, 2012	December 31, 2011
Land and mineral deposits	$41,922	$43,108
Buildings and improvements	12,922	14,069
Machinery and equipment	65,448	62,100
Mixers, trucks and other vehicles	36,100	31,138
Other, including construction in progress	2,752	879
	159,144	151,294
Less: accumulated depreciation and depletion	(38,273)	(25,069)
	$120,871	$126,225

As of December 31, the net carrying amounts of mineral deposits were $13.2 million in 2012 and $12.9 million in 2011.

7.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Balance, beginning of period	$2,537	$567
Provision for doubtful accounts	1,304	1,970
Uncollectible receivables written off, net of recoveries	(1,473)	—
Balance, end of period	$2,368	$2,537

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.     ACCRUED LIABILITIES

A summary of accrued liabilities is as follows (in thousands):

	December 31, 2012	December 31, 2011
Accrued insurance reserves	$9,816	$10,649
Accrued compensation and benefits	7,381	4,496
Accrued materials	5,745	4,907
Accrued property, sales and other taxes	4,632	4,251
Accrued rent	1,904	1,933
Accrued interest	547	664
Other	6,405	4,333
	$36,430	$31,233

9.   DEBT

A summary of our debt and capital leases is as follows (in thousands):

	December 31, 2012	December 31, 2011
Senior secured credit facility due 2015	$13,300	$—
Senior secured credit facility due 2014	—	15,116
Convertible secured notes due 2015, net of discount	46,142	43,844
Notes payable and other financing	4,017	1,687
Capital leases	—	439
	63,459	61,086
Less: current maturities	1,861	615
Total long-term debt	$61,598	$60,471

The carrying value of outstanding amounts under our 2012 Revolving Facility and 2010 Credit Agreement (as defined below) approximates fair value due to the floating interest rate, and the fair value of our Convertible Notes was approximately $68.8 million, including the embedded derivative of $17.2 million, at December 31, 2012, and was $53.8 million, including the embedded derivative of $1.6 million, at December 31, 2011. The weighted average interest rate for the 2012 Credit Agreement was 4.08% as of December 31, 2012. The weighted average interest rate for the Convertible Notes was 17.38% as of December 31, 2012.

The principal amounts due under our debt agreements as of December 31, 2012, for the next five years are as follows (in thousands):

Year ending December 31,
2013	$1,861
2014	1,807
2015	68,649
2016	—
2017	—
Later years	—
$72,317

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Secured Credit Facility due 2015

On August 31, 2012, we and certain of our subsidiaries entered into a Loan and Security Agreement, or the 2012 Credit Agreement, with certain financial institutions named therein, as lenders, or the Lenders, and Bank of America, N.A. as agent and sole lead arranger, or the Administrative Agent, which provides for an $80.0 million asset-based revolving credit facility, referred to as the 2012 Revolving Facility. The 2012 Credit Agreement expires on July 1, 2015 and may be prepaid from time to time without penalty or premium. As of December 31, 2012, we had $13.3 million of outstanding borrowings and $12.2 million of undrawn standby letters of credit under the 2012 Revolving Facility. As of December 31, 2012, we had net borrowing availability of $52.4 million.

Our actual maximum credit availability under the 2012 Revolving Facility varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2012 Credit Agreement. The 2012 Credit Agreement also contains a provision for discretionary over-advances and involuntary protective advances by Lenders of up to $8 million in excess of the 2012 Revolving Facility commitments. The 2012 Credit Agreement provides for swingline loans, up to a $10 million sublimit, and letters of credit, up to a $30 million sublimit. The 2012 Credit Agreement also includes an uncommitted accordion feature of up to $45 million in the aggregate allowing for future incremental borrowings, subject to certain conditions, including the modification of the Indenture.

Advances under the 2012 Revolving Facility are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30 days interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus 1.50%. The interest rate for LIBOR Loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus 2.75%. Issued and outstanding letters of credit are subject to a fee equal to 2.75%, a fronting fee equal to 0.125% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit. Among other fees, we pay a commitment fee of 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the 2012 Revolving Facility.

Up to $30 million of the 2012 Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the 2012 Revolving Facility. Advances under the 2012 Revolving Facility are limited by a borrowing base of (a) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (b) ) the lesser of (i) 55% of the value of eligible inventory or (ii) 85% of the product of (x) the net orderly liquidation value of inventory divided by the value of the inventory and (y) multiplied by the value of eligible inventory, and (c) the lesser of (i) $20.0 million or (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks, minus (D) such reserves as the Administrative Agent may establish from time to time in its permitted discretion. The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The 2012 Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the 2012 Credit Agreement. The 2012 Credit Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2012 Credit Agreement. For the trailing twelve month period ended December 31, 2012, our fixed charge coverage ratio was 2.97 to 1.0. As of December 31, 2012 the Company was in compliance with all covenants.

The 2012 Credit Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Secured Credit Facility due 2014

Simultaneously with entering into the 2012 Credit Agreement referenced above, we terminated the credit agreement that governed our Senior Secured Credit Facility due 2014, or the 2010 Credit Agreement, which previously provided for a $75.0 million asset-based revolving credit facility. See Note 10 for additional information.

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of Convertible Notes pursuant to a subscription offering contemplated by the Plan of Reorganization, also referred to as our Plan.  The Convertible Notes are governed by the Indenture, dated as of August 31, 2010. Under the terms of the Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11). This discount is being accreted over the term of the Convertible Notes and included in interest expense.

Under the terms of the Indenture, we are required to meet a consolidated secured debt ratio test (as defined in the Indenture), which could restrict our ability to borrow the amount available under the 2012 Credit Agreement. The maximum consolidated secured debt ratio, as of the last day of each fiscal month, is shown below:

Consolidated
Period	Secured Debt Ratio
April 1, 2012 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the Indenture) on the date of determination that constitutes the Convertible Notes, any other pari passu lien obligations and any indebtedness incurred under the 2012 Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the Indenture) for our most recent four fiscal quarters available at the date of determination. Based on our consolidated cash flows for the four fiscal quarters ended December 31, 2012, our consolidated secured debt ratio was 3.22 to 1.00. In the event that we are not able to meet this ratio in the future, we would need to seek an amendment to the Indenture to provide relief from this covenant.

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

In addition, if a “Fundamental Change of Control” (as defined in the Indenture) occurs prior to the maturity date, in addition to any conversion rights the holders of Convertible Notes may have, each holder of Convertible Notes will have (i) a make-whole provision calculated as provided in the Indenture pursuant to which each holder may be entitled to additional shares of Common Stock upon conversion; which we refer to as the Make Whole Premium, and (ii) an amount equal to the interest on such Convertible Notes that would have been payable from the date of the occurrence of such Fundamental Change of Control; which we refer to as the Fundamental Change of Control Date, through the third anniversary of the Effective Date, plus any accrued and unpaid interest from the Effective Date to the Fundamental Change of Control Date (the amount in this clause (ii); which we refer to as the Make Whole Payment).  We may elect to pay the Make Whole Payment in cash or in shares of Common Stock.

If the closing price of the Common Stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-days trading period, or the Conversion Event, we may provide, at our option, a written notice, or the Conversion Event Notice, of the occurrence of the Conversion Event to each holder of Convertible Notes in accordance with the Indenture.  Except as set forth in an Election Notice (as defined below), the right to

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

convert Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice, or the Conversion Termination Date, such that the holder shall have a 45-days period in which to convert its Convertible Notes up to the amount of the Conversion Cap (as defined below).  Any Convertible Notes not converted prior to the Conversion Termination Date as a result of the Conversion Cap shall be, at the holder’s election and upon written notice to the Company, or the Election Notice, converted into shares of Common Stock on a date or dates prior to the date that is 180 days following the Conversion Termination Date.  The “Conversion Cap” means the number of shares of Common Stock into which the Convertible Notes are convertible and that would cause the related holder to “beneficially own” (as such term is used in the Exchange Act) more than 9.9% of the Common Stock at any time outstanding.

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

The Convertible Notes are guaranteed by each of our existing, and will be guaranteed by each of our future, direct or indirect domestic restricted subsidiaries. In connection with the Indenture, on August 31, 2010, we and certain of our subsidiaries entered into a Pledge and Security Agreement, or the Pledge and Security Agreement, with the noteholder collateral agent. Pursuant to the Pledge and Security Agreement, the Convertible Notes and related guarantees are secured by first-priority liens on certain of the property and assets directly owned by the Company and each of the guarantors, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens (including a second-priority lien in favor of the Administrative Agent) with certain exceptions, including a limitation that the capital stock will constitute collateral securing the Convertible Notes only if the inclusion of such capital stock as collateral will not require us to file separate financial statements with the SEC pursuant to Rule 3-16 of Regulation S-X; which we refer to as the collateral cutback provision. In accordance with the collateral cutback provision, the collateral securing the Convertible Notes includes capital stock only to the extent that the applicable value of such capital stock is less than 20% of the principal amount of the notes outstanding. The applicable value of the capital stock of any subsidiary is deemed to be the greatest of its par value, book value or market value. Although we have not had an external third-party market valuation conducted as to the capital stock of our subsidiaries, we estimate that the value of the capital stock of the following subsidiaries and their respective parent companies exceeded 20% of the principal amount of the Convertible Notes as of December 31, 2012: Redi-Mix, LLC, Ingram Concrete, LLC, Eastern Concrete Materials, Inc., Central Concrete Supply Co., Inc., Bode Gravel Co., Bode Concrete, LLC, U.S. Concrete Texas Holdings, Inc., Alberta Investments, Inc. and USC Atlantic, Inc.  As a result, the pledge of the capital stock of these subsidiaries as it relates to the Convertible Notes is limited to capital stock of each such subsidiary with an applicable value of less than 20% of the outstanding principal amount of the Convertible Notes, or $11.0 million. The aggregate percentage of consolidated assets and revenues represented by these excluded subsidiaries as of December 31, 2012 is estimated to be 86% and 90%, respectively. As described above, assets of the excluded subsidiaries have been separately pledged as security for the Convertible Notes. The list of excluded subsidiaries was determined based upon internal company estimates of fair value and did not include third-party valuation of the subsidiaries, and should not be considered an indication as to what such subsidiaries might be able to be sold for in the market. The list of excluded subsidiaries may change as the applicable value of such capital stock or the outstanding principal amount of Convertible Notes changes. Obligations under the 2012 Revolving Facility and those in respect of hedging and cash management obligations owed to the lenders (and their affiliates) that are a party to the 2012 Credit Agreement; which we collectively refer to as the 2012 Revolving Facility Obligations, are secured by a second-priority lien on such collateral.

The Convertible Notes and related guarantees are also secured by a second-priority lien on the assets of the Company and the guarantors securing the 2012 Revolving Facility Obligations on a first-priority basis, including, inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the Convertible Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.

10.   EXTINGUISHMENT OF DEBT

As described in Note 9 above, in connection with entering into the 2012 Credit Agreement, we terminated our 2010 Credit Agreement. As such, during the third quarter of 2012, we wrote-off $2.6 million of previously deferred financing costs associated with the terminated 2010 Credit Agreement and recorded the charge as loss on extinguishment of debt on the accompanying condensed statements of operations.

In connection with the 2012 Credit Agreement, we have incurred $1.4 million of deferred financing costs, which are classified as Other Assets on the accompanying condensed consolidated balance sheet, and are being amortized over the term of the 2012 Credit Agreement using the straight line method, which approximates the effective interest method.

11.   DERIVATIVES

General

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of the Warrants and Convertible Notes on August 31, 2010. Due to the conversion features contained within our Convertible Notes, they are deemed to be an embedded derivative under Accounting Standards Codification, Topic 815, Derivatives and Hedging, or ASC 815.  In accordance with ASC 815, an embedded derivative related to the conversion features requires bifurcation from the debt component of the Convertible Notes and a separate valuation.  We recognize the embedded derivative as a liability on our balance sheet, measure it at its estimated fair value and recognize changes in its estimated fair value within our results of operations each quarter.  None of our derivative contracts manage business risk or are executed for speculative purposes.

Our derivative instruments are summarized as follows:

		Fair Value
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	December 31, 2012	December 31, 2011
Warrants	Current derivative liabilities	$4,857	$662
Convertible Note embedded derivative	Current derivative liabilities	17,173	1,643
		$22,030	$2,305

The following table presents the effect of derivative instruments on the statement of operations for the year ended December 31, 2012 and December 31, 2011 excluding income tax effects:

Derivative Instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	December 31, 2012	December 31, 2011
Warrants	Derivative income (loss)	$(4,195)	$2,562
Convertible Note embedded derivative	Derivative income (loss)	(15,530)	10,860
		$(19,725)	$13,422

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions as of December 31, 2012 and December 31, 2011:

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

12. OTHER LONG-TERM OBLIGATIONS AND DEFERRED CREDITS

Other long-term obligations and deferred credits are comprised primarily of the Long-Term Incentive Plan, or LTIP, that we entered into with the former equity owners of the Bode Companies, as part of the acquisition of the Bode Companies during the fourth quarter of 2012. In accordance with the agreement, we are obligated to make certain annual payments to the former owners of the Bode Companies upon the achievement of certain pre-defined incremental sales volume milestones. The LTIP was valued based on the net present value of the expected future payments, using a discount rate of 7.0% and is capped at a net present value of $7.0 million. The total obligation of $7.0 million is classified as a long-term liability on our consolidated balance sheet at December 31, 2012, and reflects the portion we expect to pay beyond 2013 and within the six year term of the agreement. The discount on the LTIP will be accreted to interest expense over the period during which payments are expected to be made. Our first payment will be due in January 2014. We expect our obligation to cease during 2018.

The remaining other long-term obligations and deferred credits balances consists primarily of the long-term portion of our income tax liability (see Note 17).

13.   FAIR VALUE DISCLOSURES

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

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$4,857	$—	$—	$4,857
Derivative – Convertible Notes Embedded Derivative(2)	17,173	—	—	17,173
Other Obligations - Long-Term Incentive Plan (3)	7,000	—	—	7,000
	$29,030	$—	$—	$29,030

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2011
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$662	$—	$—	$662
Derivative – Convertible Notes Embedded Derivative(2)	1,643	—	—	1,643
	$2,305	$—	$—	$2,305

(1)	Represents the Warrants issued in conjunction with our Plan of Reorganization.

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

(3)
Represents the fair value of our obligations to the Bode Companies' former owners as part of the acquisition of the Bode Companies in October 2012. The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments are capped at a fair value of $7.0 million.

The Convertible Notes embedded derivative liability was valued using a lattice model for instruments with the option to convert into common equity. The liability for the Warrants was valued utilizing a Black-Scholes model. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs. The key inputs in determining fair value of our derivative liabilities include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies.

A reconciliation of the changes in Level 3 fair value measurements is as follows for December 31, 2012 and 2011 (in thousands):

	Warrants	Convertible Notes Embedded Derivative	Long-Term Incentive Plan, or LTIP
Balance at January 1, 2011	$3,224	$12,503	$—
Purchases, issuances, and settlements	—	—	—
Total (gains) losses included in net loss	(2,562)	(10,860)	—
Balance at December 31, 2011	662	1,643	—
Purchases, issuances, and settlements	—	—	—
LTIP liability recorded with acquisition of the Bode Companies	—	—	7,000
LTIP payments	—	—	—
Total (gains) losses included in net loss	4,195	15,530	—
Balance at December 31, 2012	$4,857	$17,173	$7,000

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our 2012 Credit Agreement approximates fair value due to the floating interest rate and the fair value of our Convertible Notes was approximately $68.8 million, including $17.2 million related to the embedded derivative at December 31, 2012.

14.   STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	December 31, 2012	December 31, 2011
Shares authorized	100,000	100,000
Shares outstanding at end of period	13,358	12,867
Shares held in treasury	118	60

Under our restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001, and 10.0 million shares of preferred stock, $0.001 par value. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors, or the Board. The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of the Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of December 31, 2012 and 2011.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 58,000 shares during the year ended December 31, 2012, at a total value of approximately $0.3 million. We accounted for the withholding of these shares as treasury stock.

15.   WARRANTS

On August 31, 2010, or the Effective Date, we issued warrants to acquire Common Stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock, and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock, collectively the Warrants.  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of the Effective Date. The Warrants have been included in derivative liabilities on the consolidated balance sheet in accordance with the authoritative accounting guidance (see Note 11).

In connection with the issuance of the Class A Warrants, we entered into a Class A Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent, or AST.  Subject to the terms of the Class A Warrant Agreement, holders of Class A Warrants are entitled to purchase shares of Common Stock at an exercise price of $22.69 per share.  In connection with the issuance of the Class B Warrants, the Company entered into a Class B Warrant Agreement, and, together with the Class A Warrant Agreement, collectively the Warrant Agreements, with AST.  Subject to the terms of the Class B Warrant Agreement, holders of Class B Warrants are entitled to purchase shares of Common Stock at an exercise price of $26.68 per share.  Subject to the terms of the Warrant Agreements, both classes of Warrants will have a seven−year term and will expire on the seventh anniversary of the Effective Date.  The Warrants may be exercised for cash or on a net issuance basis.

If, at any time before the expiration date of the Warrants, we pay or declare a dividend or make a distribution on the Common Stock payable in shares of our capital stock, or make subdivisions or combinations of our outstanding shares of Common Stock into a greater or lesser number of shares or issue any shares of our capital stock by reclassification of Common Stock, then the exercise price and number of shares issuable upon exercise of the Warrants will be adjusted so that the holders of the Warrants will be entitled to receive the aggregate number and kind of shares that they would have received as a result of the event if their Warrants had been exercised immediately before the event.  In addition, if we distribute to holders of the Common Stock an Extraordinary Distribution (defined in each Warrant Agreement to include assets, securities or warrants to purchase securities), then the exercise price of the Warrants will be decreased by the amount of cash and/or the fair market value of any securities or assets paid or distributed on each share of Common Stock; however, no adjustment to the exercise price will be made if, at the time of an Extraordinary Distribution, we make the same distribution to holders of Warrants as we make to holders of Common Stock pro rata based on the number of shares of Common Stock for which the Warrants are exercisable.

In the event of a Fundamental Change (defined in each Warrant Agreement to include transactions such as mergers, consolidations, sales of assets, tender offers, exchange offers, reorganizations, reclassifications, compulsory share exchanges or

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

No adjustment in the exercise price of Warrants shall be required unless such adjustment would require an increase or decrease of at least $0.05 in the exercise price; provided that any adjustments that are not required to be made shall be carried forward and taken into account in any subsequent adjustment.

16.   CORPORATE HEADQUARTERS RELOCATION AND LEASE EXIT COSTS

During the first quarter of 2012, we made the decision to relocate our corporate headquarters from Houston, Texas to Euless, Texas. The move was completed in July 2012. As a result of this decision, we have paid severance costs to employees that did not relocate with the Company and have paid or will pay other employee-related and general moving costs. For the year ended December 31, 2012, we recorded approximately $2.2 million, for these moving costs, which are included in SG&A expenses on the condensed consolidated statement of operations.

In connection with the relocation, we ceased use of our leased corporate office space in Houston effective July 21, 2012. Thus, during the third quarter of 2012, we recorded a $0.4 million non-cash charge to SG&A expenses for the net present value of the difference between the remaining lease payments and the market value we think we could obtain for a sublease of the space over the remainder of the term. We will continue to incur rent expense for the remainder of the lease term, which we include in SG&A expenses; however, the expense will be reduced by the amortization of the cease-use obligation over the remaining lease term. The associated nominal accretion expense will be included as a charge to SG&A expenses over the remaining lease term. We did not sublease the office space during 2012, thus no rental income is recorded during the period for this space. The lease ends in April of 2014.

As of December 31, 2012, the net present value of the difference between the remaining lease payments and the market value we think we could obtain for a sublease of the space over the remainder of the term is $0.3 million.

17.   INCOME TAXES

Our consolidated federal and state income tax returns include the results of operations of acquired businesses from their dates of acquisition.

A reconciliation of our effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Tax (benefit) expense at statutory rate	$(10,328)	$(3,825)
Add (deduct):
State income taxes	(1,552)	1
Nondeductible items	2,095	1,949
Valuation Allowance	6,165	1,719
Unrecognized tax benefit	(51)	(1,226)
Other	(89)	603
Income tax provision (benefit)	$(3,760)	$(779)
Effective income tax rate	12.7%	7.1%

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts of our consolidated federal and state income tax provision (benefit) from continuing operations are as follows (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Current:
Federal	$—	$(371)
State	304	(782)
	304	(1,153)
Deferred:
Federal	$(3,623)	$169
State	(441)	205
	(4,064)	374
Income tax provision (benefit) from continuing operations	$(3,760)	$(779)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Derivatives	$2,176	$—
Goodwill and other intangibles	11,822	14,962
Receivables	1,208	1,862
Inventory	3,275	4,483
Accrued insurance	3,972	4,370
Other accrued expenses	6,027	3,899
Capital loss carryforwards	4,232	5,315
Net operating loss carryforwards	28,683	25,934
Other	291	291
Total gross deferred tax assets	61,686	61,116
Valuation allowance	(44,926)	(38,769)
Net deferred tax assets	16,760	22,347
Deferred income tax liabilities:
Property, plant and equipment, net	17,212	17,516
Derivatives	—	5,912
Total gross deferred tax liabilities	17,212	23,428
Net deferred tax liability	$452	$1,081
The allocation of deferred taxes between current and long-term as of December 31, 2012 and 2011 is as follows:
	2012	2011
Current deferred tax asset, net	$2,835	$4,573
Long-term deferred tax liability, net	3,287	5,654
Net deferred tax liability	$452	$1,081

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of December 31, 2012 and 2011 in the amount of $44.9 million and $38.8 million, respectively, for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of December 31, 2012 and 2011 was $0.5 million and $1.1 million, respectively.

We reorganized pursuant to Chapter 11 of the Bankruptcy Code under the terms of our Plan with an effective date of August 31, 2010.  Under our Plan, our Old Notes were canceled, giving rise to cancellation of indebtedness income, or CODI.  The Internal Revenue Code, or IRC, provides that CODI arising under a plan of bankruptcy reorganization is excludable from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Based on the estimate of CODI and required tax attribute reduction, the effects of the Plan did not cause a significant change in our recorded net deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance that was reducing the carrying value of such tax attributes.

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010.  As a result, the amount of our pre-change net operating losses, or NOLs, and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the Plan. As of December 31, 2012, approximately $27.5 million of our $64.7 million federal NOL’s are subject to annual Section 382 limitations. The ownership change and the resulting annual limitation on use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOL available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes.

As of December 31, 2012, we had deferred tax assets related to federal and state NOL and tax credit carryforwards of $33.2 million.  We have federal NOLs of approximately $64.7 million that are available to offset federal taxable income and will expire in the years 2028 through 2032, if not fully utilized.

At December 31, 2012, we had unrecognized tax benefits of $6.6 million of which $0.9 million, if recognized, would impact the effective tax rate. It is likely no reduction of unrecognized tax benefits will occur within the next 12 months. The unrecognized tax benefits are included as a component of other long-term obligations. During the years ended December 31, 2012 and December 31, 2011, we recorded interest and penalties related to unrecognized tax benefits of $(0.1) million and $(0.6) million, respectively.  Total accrued penalties and interest at December 31, 2012 and 2011 was approximately $0.2 million and $0.3 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2011	$8,016
Additions for tax positions related to prior years	102
Reductions for tax positions of prior years	(844)
Reductions due to lapse of statute of limitations	(718)
Balance as of December 31, 2011	$6,556
Additions for tax positions related to current year	145
Additions for tax positions related to prior years	508
Reductions due to lapse of statute of limitations	(611)
Balance as of December 31, 2012	$6,598

We recognize interest and penalties related to uncertain tax positions in income tax expense.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We conduct business domestically and, as a result, U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. In the normal course of business, we are subject to examination in the U.S. federal jurisdiction, and generally in state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations for years before 2009.

18. STOCK-BASED COMPENSATION

Management Equity Incentive Plan

We adopted a management equity incentive plan, or the Incentive Plan, on the Effective Date, under which 9.5%of the equity of the Company, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the Company. The Incentive Plan enables us to grant stock options, stock appreciation rights, stock awards, cash awards and performance awards.

We reserved 2.2 million shares of common stock for use in connection with the Incentive Plan and as of December 31, 2012, there were 0.5 million shares remaining for future issuance.  By no later than the fifth anniversary of the Effective Date, all shares of common stock reserved for issuance under the Incentive Plan are required to be subject to an outstanding award or to have been delivered pursuant to the settlement of an award.  Within thirty days following the Effective Date, thirty-five percent of the shares of common stock available for delivery pursuant to awards were required to be allocated to employee awards.  No more than five percent of the shares of Common Stock available for delivery pursuant to awards were to be allocated to director awards.  Each participant who receives an award in the form of restricted stock units will also concurrently receive an award for an equal amount of incentive restricted stock units (which represent the right to receive 0.35020 of a share of common stock upon satisfaction of certain criteria).

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

For the years ended December 31, 2012 and December 31, 2011, we recognized stock-based compensation expense related to restricted stock, restricted stock units and stock options of $2.5 million and $2.1 million, respectively. Stock-based compensation expense is reflected in SG&A expenses in our consolidated statements of operations.

As of December 31, 2012 and 2011, there was approximately $3.5 million and $5.0 million, respectively, of unrecognized compensation cost related to restricted stock units, restricted stock awards and stock options which we expect to recognize over a weighted average period of approximately 1.2 years.

Restricted Stock Units

Since August 31, 2010, we have issued restricted stock units under our Incentive Plan that generally vest over three years on a quarterly basis.  The restricted stock units are subject to restrictions on transfer and certain conditions to vesting.  During the restriction period, the holders of restricted stock units are not entitled to vote and receive dividends on those restricted units as the restricted stock units do not represent outstanding shares of our Common Stock.

Restricted stock unit activity for the years ending December 31, 2012 and December 31, 2011 was as follows (shares in thousands):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the years ended December 31,
	2012		2011
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Unvested restricted stock units outstanding at beginning of period	166	$8.03	406	$8.00
Granted	9	5.00	6	9.11
Vested	(117)	7.78	(164)	8.01
Canceled	(21)	7.99	(82)	8.00
Unvested restricted stock units outstanding at end of period	37	$8.09	166	$8.03

For every restricted stock unit that is granted, there is an equivalent number of incentive restricted stock units, or IRSU's, issued. These IRSU's represent the right to receive 0.35020 of a share of common stock upon satisfaction of certain criteria. The fair value of our restricted stock units was determined based upon the stock price of our common stock on the date of grant. Compensation expense associated with awards of restricted stock units was $0.7 million and $1.4 million for the years ended December 31, 2012 and December 31, 2011, respectively. The weighted average remaining contractual term for the restricted stock units was 0.39 years at December 31, 2012.

Restricted Stock Awards

We have issued restricted stock awards under our Incentive Plan. The restricted stock awards are subject to restrictions on transfer and certain conditions to vesting.  The restricted stock awards issued to date consist of a 60% time-vested component and a 40% stock performance hurdle component. The time-vested component vests over a three or four year period. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds. During the restriction period, the holders of restricted stock are entitled to vote and receive dividends, thus these awards are included in our outstanding shares of common stock.

Restricted stock award activity for the year ended December 31, 2012 and December 31, 2011 was as follows (shares in thousands):

	For the years ended December 31,
	2012		2011
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock awards outstanding at beginning of period	750	$4.74	—	$—
Granted	492	3.51	836	4.87
Vested	(112)	6.00	(86)	6.00
Canceled	(60)	3.40	—	—
Unvested restricted stock awards outstanding at end of period	1,070	$4.18	750	$4.74

The fair value of restricted stock awards subject only to time-vesting restrictions was determined based upon the stock price of our common stock on the date of grant. The fair value of restricted stock subject to our common stock reaching certain price thresholds was determined utilizing a Monte Carlo financial valuation model which is appropriate for path-dependent options. Compensation expense determined utilizing the Monte Carlo simulation will be recognized regardless of whether the common stock reaches the defined thresholds. During 2012, we modified the terms of one of our restricted stock awards issued during 2011, resulting in a change in the stock performance hurdle and the valuation of the related shares. The incremental compensation expense associated with the modification of these 0.2 million of restricted stock awards was negligible for 2012. Compensation

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expense associated with restricted stock awards under our incentive compensation plan was $1.8 million and $0.6 million for the years ended December 31, 2012 and December 31, 2011, respectively.

Stock Options

Proceeds from the exercise of stock options are credited to common stock at par value, and the excess is credited to additional paid-in capital. We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option pricing model.  We determined the expected volatility using the historical and implied volatilities of a peer group of companies given the limited trading history of our successor common stock.  For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option.  The expected life of an option represents the weighted average period of time that an option grant is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns. We granted approximately 245,000 stock options during the fourth quarter of 2010.

There were no stock option grants in 2012, and stock option grants in 2011 were not material. Compensation expense related to stock options was $0.1 million during the year ended December 31, 2012 and $0.1 million during the year ended December 31, 2011.  Stock option activity information for the years ended December 31, 2012 and December 31, 2011 is as follows (shares in thousands):

	For the years ended December 31,
	2012		2011
	Number of Shares Underlying Options	Weighted- Average Exercise Price	Number of Shares Underlying Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	178	$17.23	240	$17.23
Granted	—	—	5	17.23
Exercised	—	—	—	—
Canceled	(71)	17.23	(67)	17.23
Options outstanding at end of year	107	$17.23	178	$17.23
Options exercisable at end of year	77	$17.23	88	$17.23

The following table summarizes information about stock options outstanding as of December 31, 2012 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$12.00 - $12.00	35	6.5	$12.00	25	$12.00
$15.00 - $15.00	36	6.5	15.00	26	15.00
$22.69 - $22.69	18	6.5	22.69	13	22.69
$26.68 - $26.68	18	6.5	26.68	13	26.68
$12.00 - $26.68	107	6.5	$17.23	77	$17.23

The aggregate intrinsic value of outstanding options and exercisable options at December 31, 2012 was zero.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. NET (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

For the years ended December 31, 2012 and 2011, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock awards, restricted stock units, stock options, and Warrants. The Convertible Notes may be converted into 5.2 million shares of our common stock. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive:

	December 31, 2012	December 31, 2011
Potentially dilutive shares:
Convertible notes	5,238	5,238
Unvested restricted stock awards and restricted stock units	1,107	916
Stock options	107	178
Warrants	3,000	3,000
Total potentially dilutive shares	9,452	9,332

20.   BUSINESS SEGMENTS

The sale of our California and Arizona precast operations during 2012 represented a disposal of a significant majority of our previously reported precast operating segment. These disposals were part of our strategy to become the premier focused domestic supplier of ready-mixed concrete in the United States. As such, during the 4th quarter of 2012 we made changes to better align our operating and reportable segments with our overall strategy and the manner in which we organize and manage our business. Our two reportable segments now consist of ready-mixed concrete and aggregate products as described below. Historical segment results have been reclassified to conform with these changes.

Our ready-mixed concrete segment produces and sells ready-mixed concrete.  This segment serves the following principal markets: north and west Texas, California, New Jersey, New York, Washington, D.C. and Oklahoma.  Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New Jersey, and New York markets in which our ready-mixed concrete segment operates. Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, Aridus® rapid-drying concrete technology, brokered product sales, a recycled aggregates operation, and one remaining precast concrete plant in Pennsylvania.

In the fourth quarter of 2012, we changed the income measure used to evaluate performance of our segments to more closely align our reporting with the measure used to calculate the Company's compliance with debt covenants. Historical segment reporting has been recast to conform with this change.

We evaluate segment performance and allocate resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), and loss on extinguishment of debt. Additionally, Adjusted EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

•	Non-cash stock compensation expense;

•	Expenses associated with the relocation of our corporate headquarters; and

•	Expenses associated with the departure of our former President and Chief Executive Officer and hiring of our new President and Chief Executive Officer.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We consider Adjusted EBITDA an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) internally measure our operating performance and (ii) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on GAAP, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similar titled measures reported by other companies.

We account for inter-segment sales at market prices.  Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to reportable segments and are excluded from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue:
Ready-mixed concrete
Sales to external customers	$473,767	$387,979
Intersegment sales	40	77
Aggregate products
Sales to external customers	18,261	13,419
Intersegment sales	13,736	10,458
Total Reportable Segment Revenue	505,804	411,933
Other products and eliminations	25,243	33,871
Total revenue	$531,047	$445,804

Loss from Continuing Operations:
Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$41,486	$22,205
Aggregate products	4,142	3,203
Total reportable segment adjusted EBITDA	45,628	25,408

Other products and eliminations income (loss) from operations	116	(2,054)
Corporate overhead, net of insurance allocations	(30,057)	(22,274)
Depreciation, depletion and amortization for reportable segments	(12,549)	(14,610)
Interest expense, net	(11,344)	(11,057)
Corporate loss on early extinguishment of debt	(2,630)	—
Corporate derivative (loss) income	(19,725)	13,422
Corporate, other products and eliminations other income, net	1,052	236
Loss from continuing operations before income taxes	$(29,509)	$(10,929)

Capital Expenditures:
Ready-mixed concrete	$5,232	$5,197
Aggregate products	1,752	478
Other products and corporate	1,036	248
Total capital expenditures	$8,020	$5,923

Revenue by Product:
Ready-mixed concrete	$473,767	$387,979
Aggregate products	18,261	13,419
Precast concrete products	13,826	17,768
Building materials	11,363	10,647
Lime	6,762	6,531
Hauling	4,729	6,169
Other	2,339	3,291
Total revenue	$531,047	$445,804

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2012	2011
Identifiable Assets (as of December 31):
Ready-mixed concrete	$75,469	$69,508
Aggregate products	34,316	35,289
Other products and corporate	11,086	21,428
Total Identifiable assets	$120,871	$126,225

21.   RISK CONCENTRATION

We grant credit, generally without collateral, to our customers, which include general contractors, municipalities and commercial companies located primarily in Texas, California, New Jersey, New York, Pennsylvania, Washington D.C., and Oklahoma. Consequently, we are subject to potential credit risk related to changes in business and economic factors in those states.  We generally have lien rights in the work we perform, and concentrations of credit risk are limited because of the diversity of our customer base. Further, our management believes that our contract acceptance, billing and collection policies are adequate to limit potential credit risk.

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms.  As of December 31, 2012, approximately 606 of our employees, or 32.7% of our workforce, were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2013 and 2016. As of December 31, 2012, approximately 94 of our employees, or 5.1% of our workforce, were represented by agreements that expire within one year.

22.   SIGNIFICANT CUSTOMERS AND SUPPLIERS

We did not have any customers that accounted for more than 10% of our revenues or any suppliers that accounted for more than 10% of our cost of goods sold in 2012 or 2011.

23.   COMMITMENTS AND CONTINGENCIES

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

In April 2010, the multi-employer pension plan filed a civil complaint in the United States District Court for the District of New Jersey to collect approximately $1.8 million for this minimum funding deficiency. During the third quarter of 2011, we entered into a settlement agreement with the multi-employer pension plan to pay the $1.8 million over three years plus interest. The $1.8 million was accrued in prior periods. We may receive future funding deficiency demands from this particular multi-employer pension plan, or other multi-employer plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

As of March 8, 2013, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2012.

We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries will not materially exceed our existing accruals for those matters.  However, because of the inherent uncertainty of litigation, there is a risk that we may have to increase our accruals for one or more claims or proceedings to which we or any of our subsidiaries is a party as more information becomes available or proceedings progress, and any such increase in accruals could have a material adverse effect on our consolidated financial condition or results of operations.  We expect in the future that we and our operating subsidiaries will, from time to time, be a party to litigation or administrative proceedings that arise in the normal course of our business.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2012.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Lease Payments

We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total expense for such operating leases amounted to $13.8 million in 2012 and $12.6 million in 2011.

Future minimum rental payments with respect to our lease obligations as of December 31, 2012, are as follows:

Operating Leases
(in millions)
Year ending December 31:
2013	$8.8
2014	7.5
2015	6.1
2016	5.2
Later years	15.9
$43.5

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.    Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $9.0 million as of December 31, 2012, compared to $9.9 million as of December 31, 2011, which is currently classified in accrued liabilities.

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $55.0 million in performance bonds that various contractors, states and municipalities have required as of December 31, 2012. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

24.   EMPLOYEE BENEFIT PLANS AND MULTI-EMPLOYER PENSION PLANS

Defined Contribution 401(k) Plan

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 60% of their annual compensation or the maximum amount IRS regulations permit.  During 2012, we matched 50% of employee contributions up to a maximum of 5% of their compensation.  We paid matching contributions of $1.0 million in 2012 and $0.6 million in 2011.
.
Multi-employer Pension Plans

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis.  Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. The risks of participating in these multi-employer pension plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We did not have to record a liability in fiscal 2012 or 2011 for full and partial withdrawals from any multi-employer pension plans. For additional information regarding our potential future obligations, see Note 23.

The required disclosures and our participation in significant multi-employer pension plans are presented in the table below. The EIN/Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. The Pension Protection Act zone status is based on information available from the plan or the plan’s public filings. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the orange or yellow zones are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The FIP/RP Status Pending/Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Our contributions did not represent more than 5% percent of total contributions to any of the significant plans shown below.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Fund	EIN/ PPN	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Contributions (in Thousands)		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2012		2012	2011
Western Conference Teamster Pension Plan	91-6145047/001	Green	No	$2,514	$2,382	No	6/30/2013
Operating Engineers Pension Trust Fund	94-60907064/001	Orange	No	534	511	No	7/1/2014
Local 282 Pension Trust Fund	011-6245313/001	Green	Yes	584	508	No	6/30/2016
Trucking Employees of New Jersey Pension Fund	22-6063701/001	Red	Yes	426	377	Yes	4/30/2013
Westchester Teamsters Pension Fund	13-6123973/001	Green	No	150	190	No	5/31/2014
Teamsters Local 445 Construction Division Pension Fund	22-1864489/001	Yellow	Yes	165	187	No	6/30/2014
Pension Fund of OE 825	22-6033380/001	Orange	Yes	124	129	No	5/31/2013 to 3/31/2016
Local No. 863 Pension Plan	22-1598194/001	Red	Yes	134	117	Yes	4/30/2013
Other	Various	Various	Various	316	347	Various	4/30/2013 to 8/31/2016
				$4,947	$4,748

25.   QUARTERLY SUMMARY (unaudited)

	2012
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue - continuing operations	$110,915	$138,177	$147,046	$134,909
Net income (loss)	$(10,230)	$(308)	$(3,211)	$(11,990)
Net income (loss) per share-basic	$(0.84)	$(0.03)	$(0.26)	$(0.98)
Net income (loss) per share-diluted	$(0.84)	$(0.03)	$(0.26)	$(0.98)

	2011
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue - continuing operations	$78,023	$117,439	$132,554	$117,788
Net income (loss)	$(24,714)	$2,548	$9,609	$854
Net income (loss) per share-basic	$(2.07)	$0.21	$0.80	$0.07
Net income (loss) per share-diluted	$(2.07)	$0.21	$0.67	$0.07

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

26.   SUBSEQUENT EVENT

On February 6, 2013, we commenced an offer to exchange up to $69.3 million aggregate principal amount of newly issued 9.5% Senior Secured Notes due 2015, referred to as the New Notes, for all $55.0 million aggregate principal amount of the Company's existing, outstanding Convertible Notes due 2015. The exchange offer and related consent solicitation, referred to as the Exchange Offer, was made upon the terms and subject to the conditions set forth in the company's Preliminary Prospectus, dated February 6, 2013, and the related Letter of Transmittal & Consent. The Exchange Offer will expire at 12:00 midnight, New York City time, on Thursday, March 21, 2013, unless it is extended or earlier terminated by the Company, which we refer to as the Expiration Date. Upon the terms and subject to the conditions of the Exchange Offer, holders of the Convertible Notes who validly tender and do not properly withdraw their Convertible Notes prior to 5:00 pm, New York City time, on the Expiration Date, will receive, for each $1,000 principal amount of Convertible Notes accepted for exchange, $1,260 principal amount of New Notes.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective January 1, 2012 and following the completion of our 2011 audit, we changed the accounting firm engaged to complete our annual financial audit from PricewaterhouseCoopers LLP to Grant Thornton LLP.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2012, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that we have reasonable assurance that our disclosure controls and procedures were effective as of December 31, 2012. We note that in May 2012, we failed to file a Form 8-K with the SEC to disclose the voting results of our 2012 annual meeting of stockholders. This was an isolated instance, the Form 8-K has since been filed on February 27, 2013 and we have enhanced our existing procedures to better ensure that required reports will be filed on a timely basis.

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

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012 and the material weakness in our internal control over financial reporting has been remediated as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During 2011, we did not maintain effective controls over the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. generally accepted accounting principles. Specifically, the Company did not have effective review and approval practices relating to the accounting and disclosure of such transactions.  This control deficiency resulted in prior year audit adjustments related to the classification of cash activity between investing and financing activities on the consolidated statement of cash flows that were discovered during the 2011 audit. Specifically, the adjustments resulted in the reclassification of $0.7 million of payments on the seller financed portion of an acquisition of assets in our west Texas market and a $0.8 million payment on the redemption of Superior, from investing activities to financing activities. These adjustments have been reflected appropriately in our Form 10-K. See below for information regarding the remediation of this material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

During the evaluation of our disclosure controls and procedures as of December 31, 2011, a material weakness in internal control over financial reporting was identified and included in our Annual Report on Form 10-K for the year ended December 31, 2011. We developed controls surrounding the analysis and application of accounting principles associated with significant, unusual and infrequently occurring transactions. Specifically, we developed a detailed checklist of our significant, unusual and infrequently occurring transactions that was used to review these transactions for appropriate accounting treatment and disclosures. In addition, we continued to obtain signed certifications from our financial and operating personnel regarding the existence of significant, unusual and infrequently occurring transactions. As a result of our changed procedures, this material weakness has been remediated as of December 31, 2012. Management will continue to monitor and update controls to ensure the accurate analysis, application and disclosure of accounting principles associated with significant, unusual and infrequently occurring transactions in accordance with U.S. generally accepted accounting principles.

Item 9B.    Other Information

Not applicable.

PART III

In Items 10, 11, 12, 13 and 14 below, pursuant to the General Instructions to Form 10-K, we intend to incorporate by reference the information we refer to in those Items from the definitive proxy statement for our 2013 Annual Meeting of Stockholders, as our 2013 Annual Proxy Statement. We intend to file that definitive proxy statement with the SEC on or about April 5, 2013, but in any event within 120 days after the fiscal year ended December 31, 2012.

Item 10.    Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Annual Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11.    Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Program and Risk Management,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2013 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information this Item requires, please see the information (1) under the heading “Equity Compensation Plan Information” in Item 5 of this report and (2) under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Annual Proxy Statement, which is incorporated in this Item by this reference.

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

 Item 13.    Certain Relationships and Related Transactions, and Director Independence

For the information this Item requires, please see the information under the heading “Certain Relationships and Related Transactions” in the 2013 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14.    Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm” in the 2013 Annual Proxy Statement, which is incorporated in this Item by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements on page 40 of this report.

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

2.3*
Equity Purchase Agreement, dated as of October 17, 2012, by and between Randolph R. Boardman and Terri L. Boardman, Trustees under the Randolph R. Boardman and Terri L. Boardman Family Trust Agreement dated January 21, 1997, Douglas H. Boardman and Lauren Boardman, Trustees of the Douglas H. Boardman and Lauren Boardman Family Trust, Danvers M. Boardman, III, Trustee under the DMB III Trust Agreement dated July 12, 2008 and Kathy M. Boardman, Trustee under the KMSB Trust Agreement dated June 26, 2008, as Sellers, and Randolph R. Boardman, Terri L. Boardman, Douglas H. Boardman, Lauren Boardman, Danvers M. Boardman III and Kathy M. Boardman, on the one hand, and Central Concrete Supply Co., Inc., and U.S. Concrete, Inc., on the other hand (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 18, 2012 (File No. 001-34530.))

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
3.3*
Certificate of Change of Registered Agent and/or Registered Office, dated January 24, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 29, 2013 (File No. 000-34530)).

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

4.14*
—Loan and Security Agreement dated August 31, 2012 by and among U.S. Concrete, Inc. and certain of its subsidiaries party thereto as borrowers, certain subsidiaries party thereto as guarantors, certain financial institutions party thereto as lenders, and Bank of America, N.A., as Agent and Sole Lead Arranger (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 31, 2012 (File No. 001-34530)).

4.15*
First Supplemental Indenture, dated as of October 30, 2012, by and among Bode Gravel Co., and Bode Concrete LLC, as new guarantors, U.S. Concrete, Inc., as issuer, and U.S. Bank National Association, as Trustee.

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

10.29*†
—Indemnification Agreement, as of February 28, 2011, by and between U.S. Concrete, Inc. and Kent D. Cauley (incorporated by reference to Exhibit 10.1 to the Company ' s Current Report on Form 8-K filed on April 30, 2012 (Filed No. 001-34530)

10.30*†
—Executive Severance Agreement, effective as of February 28, 2011, between U.S. Concrete, Inc. and Kent D. Cauley (incorporated by reference to exhibit 10.2 to the Company ' s Current Report on Form 8-K filed on April 30, 2012 (File No. 001-34530)).

10.31*†
—Management Consulting Agreement dated June 25, 2012 by and between U.S. Concrete and Gary J. Konnie (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 29, 2012 (File No. 000-26025)).

10.32*
—Asset Purchase Agreement dated August 2, 2012 by and among U.S. Concrete, Inc. and Central Precast Concrete, Inc., San Diego Precast Concrete, Inc., Sierra Precast Inc. and Oldcastle Precast, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 2, 2012 (File No. 001-34530)).

10.33*
—Letter Agreement dated August 2, 2012, among U.S. Concrete, Inc., the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 2, 2012 (File No. 001-34530)).

10.34*†	—Offer Letter to William Matthew Brown, dated August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 7, 2012 (File No. 001-34530)).
10.35*†
—Executive Severance Agreement dated August 8, 2012 by and between U.S. Concrete, Inc. and William Matthew Brown (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 7, 2012 (File No. 001-34530)).

10.36*†
—Indemnification Agreement dated August 8, 2012 by and between U.S. Concrete, Inc. and William Matthew Brown (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 7, 2012 (File No. 001-34530)).

10.37†	—Executive Severance Agreement dated January 23, 2013 by and between U.S. Concrete, Inc. and Niel L. Poulsen.
10.38*	—Exchange and Consent Agreement dated December 20, 2012 between U.S. Concrete, Inc. and the affiliates of Whippoorwill Associates, Inc. party thereto.
10.39*	—Exchange and Consent Agreement dated December 20, 2012 between U.S. Concrete, Inc. and the affiliates of Monarch Alternative Capital, LP party thereto.
10.40*	—Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March [6], 2013 (File No. 0001-34530)).
12*	—Statement regarding computation of ratios (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2006 (File No. 000-26025)).
16.1*
Letter from PricewaterhouseCoopers LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K dated March 19, 2012 (File No. 001-34530)).

21	—Subsidiaries.
23.1	—Consent of Grant Thornton LLP, independent registered public accounting firm.
23.2	—Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1	—Rule 13a-14(a)/15d-14(a) Certification of William J. Sandbrook.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of William M. Brown.
32.1	—Section 1350 Certification of William J. Sandbrook.
32.2	—Section 1350 Certification of William M. Brown.
99.1	—Reporting Requirements Regarding Coal or Other Mine Safety.
101.INS	—Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*      Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 8, 2013	By:	/s/ William J. Sandbrook
William J. Sandbrook President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2013.

Signature	Title

/s/ William J. Sandbrook	President and Chief Executive Officer and Director (Principal Executive Officer)
William J. Sandbrook

/s/ William M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
William M. Brown

/s/ Kurt M. Cellar	Director
Kurt M. Cellar

/s/ Eugene I. Davis	Director
Eugene I. Davis

/s/ Michael D. Lundin	Director
Michael D. Lundin

/s/ Robert M. Rayner	Director
Robert M. Rayner

/s/ Theodore P. Rossi	Director
Theodore P. Rossi

/s/ Colin M. Sutherland	Director
Colin M. Sutherland