Form 10-Q
period 2013-03-31
US CONCRETE INC
filed 2013-05-10
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

Commission File Number: 001-34530
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

Large accelerated filer ☐ Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☑
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

There were 13,453,524 shares of common stock, par value $.001 per share, of the registrant outstanding as of May 9, 2013.

U.S. CONCRETE, INC.

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,663	$4,751
Trade accounts receivable, net of allowances of $2,521 and $2,368 as of March 31, 2013 and December 31, 2012, respectively	84,333	84,034
Inventories	24,989	25,001
Deferred income taxes	2,694	2,835
Prepaid expenses	4,827	3,651
Other receivables	7,503	4,414
Other current assets	2,173	3,080
Total current assets	131,182	127,766
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $42,260 and $38,273 as of March 31, 2013 and December 31, 2012, respectively	119,082	120,871
Goodwill	10,521	10,717
Purchased intangible assets, net	14,183	15,033
Other assets	4,290	5,337
Total assets	$279,258	$279,724
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,879	$1,861
Accounts payable	41,873	48,880
Accrued liabilities	35,324	36,430
Derivative liabilities	13,835	22,030
Total current liabilities	92,911	109,201
Long-term debt, net of current maturities	93,691	61,598
Other long-term obligations and deferred credits	11,872	13,114
Deferred income taxes	3,146	3,287
Total liabilities	201,620	187,200
Commitments and contingencies (Note 17)
Equity:
Preferred stock	—	—
Common stock	13	13
Additional paid-in capital	137,209	136,451
Accumulated deficit	(57,560)	(43,196)
Treasury stock, at cost	(2,024)	(744)
Total stockholders’ equity	77,638	92,524
Total liabilities and equity	$279,258	$279,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2013	2012
Revenue	$127,741	$110,915
Cost of goods sold before depreciation, depletion and amortization	111,157	98,665
Selling, general and administrative expenses	14,522	13,643
Depreciation, depletion and amortization	4,854	3,622
Loss (gain) on sale of assets	5	(591)
Loss from operations	(2,797)	(4,424)
Interest expense, net	(2,772)	(2,869)
Derivative loss	(18,446)	(3,391)
Gain on extinguishment of debt	4,310	—
Other income, net	498	531
Loss from continuing operations before income taxes	(19,207)	(10,153)
Income tax benefit (expense)	5,197	(188)
Loss from continuing operations	(14,010)	(10,341)
(Loss) income from discontinued operations, net of taxes	(354)	111
Net loss	$(14,364)	$(10,230)

(Loss) income per share:
Loss from continuing operations	$(1.13)	$(0.85)
(Loss) income from discontinued operations, net of taxes	(0.03)	0.01
Net loss per share – basic and diluted	$(1.16)	$(0.84)

Weighted average shares outstanding:
Basic and diluted	12,359	12,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2011	12,867	$13	$133,939	$(17,457)	$(415)	$116,080
Stock-based compensation expense	—	—	680	—	—	680
Restricted stock unit vesting	28	—	—	—	—	—
Restricted stock grants	—	—	—	—	—	—
Purchase of treasury shares	(5)	—	—	—	(14)	(14)
Net loss	—	—	—	(10,230)	—	(10,230)
BALANCE, March 31, 2012	12,890	$13	$134,619	$(27,687)	$(429)	$106,516

BALANCE, December 31, 2012	13,358	$13	$136,451	$(43,196)	$(744)	$92,524
Stock-based compensation expense	—	—	758	—	—	758
Restricted stock unit vesting	12	—	—	—	—	—
Restricted stock grants	5	—	—	—	—	—
Purchase of treasury shares	(96)	—	—	—	(1,280)	(1,280)
Net loss	—	—	—	(14,364)	—	(14,364)
BALANCE, March 31, 2013	13,279	$13	$137,209	$(57,560)	$(2,024)	$77,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,364)	$(10,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	4,862	3,848
Debt issuance cost amortization	927	1,038
Gain on extinguishment of debt	(4,310)	—
Amortization of facility exit costs	(53)	—
Amortization of discount on long-term incentive plan and other accrued interest	125	—
Net loss on derivative	18,446	3,391
Net loss (gain) on sale of assets	231	(597)
Deferred income taxes	(5,215)	(21)
Provision for doubtful accounts	204	236
Stock-based compensation	758	680
Changes in assets and liabilities:
Accounts receivable	(503)	2,576
Inventories	12	349
Prepaid expenses and other current assets	2,619	(2,010)
Other assets and liabilities	(1,300)	(128)
Accounts payable and accrued liabilities	(7,916)	(3,535)
Net cash used in operating activities	(5,477)	(4,403)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,848)	(520)
Proceeds from disposals of property, plant and equipment	111	1,411
Payments related to disposals of business units	(1,866)	—
Net cash (used in) provided by investing activities	(3,603)	891
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	38,030	39,584
Repayments of borrowings	(25,959)	(34,069)
Payments for seller-financed debt and joint venture	(458)	(849)
Debt issuance costs	(1,341)	—
Purchase of treasury shares	(1,280)	(14)
Net cash provided by financing activities	8,992	4,652
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88)	1,140
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,751	4,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,663	$5,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete,” or the “Company”) and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All other adjustments are of a normal or recurring nature.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of our results expected for the year ending December 31, 2013, or for any future period.

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions that we consider critical and involve complex judgment in the preparation of our financial statements include those related to our goodwill, accruals for self-insurance, income taxes, the valuation of long-lived assets, and the valuation of derivative instruments.

2. RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

In January 2013, the Financial Accounting Standards Board (the "FASB") issued an amendment to clarify the scope of a prior amendment issued in December 2011. The January 2013 amendment limits the December 2011 amendment's disclosure requirements regarding offsetting and related arrangements to specific derivative, borrowing, and lending transactions. Thus, certain master netting arrangements are no longer subject to the December 2011 amendment's requirements. Both the December 2011 and January 2013 amendments are effective for annual and interim periods beginning on or after January 1, 2013. The Company adopted this guidance on the first day of fiscal year 2013 and does not expect it to have a material impact on the consolidated financial statements.

In July 2012, the FASB issued an amendment to its indefinite-lived intangible assets impairment testing guidance to simplify how entities test for indefinite-lived intangible asset impairments. The objective of the amendment is to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendment also enhances the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company adopted this guidance on the first day of fiscal year 2013 and does not expect it to have a material impact on the consolidated financial statements.

For a description of our accounting policies, see Note 1 of the consolidated financial statements in our 2012 Form 10-K.

3. ACQUISITIONS AND DISPOSITIONS

Sale of California Precast Operations

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company’s California precast operations to Oldcastle Precast, Inc. ("Oldcastle") for $21.3 million in cash, plus net working capital adjustments.  The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items.  The transaction was completed on August 20, 2012.  The results of operations for these units have been included in discontinued operations for the periods presented.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the Oldcastle agreement, we also entered into certain sublease and license agreements with Oldcastle for certain land and property that is leased or owned by us.  As the sublease and license agreements provide payment for the full amount of our obligation under the leases, we did not record any liability for exit obligations associated with these agreements.

During the first quarter of 2013, we made payments totaling $1.9 million to Oldcastle related to the reacquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities. At March 31, 2013, $0.6 million of the acquired receivables are recorded in other receivables on the condensed consolidated balance sheet.

Purchase of Colorado River Concrete Assets

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River Concrete L.P., Cindy & Robin Concrete, L.P. and E&R Artecona Family Limited Partnership (collectively "CRC") in our west Texas market for $2.4 million in cash and a $1.9 million promissory note at an annual interest rate of 4.5%. This note is being paid in twenty-four equal monthly installments which began in January 2013.  We made cash payments on the promissory note of approximately $0.2 million during the three months ended March 31, 2013. The purchase of these assets allows us to expand our business in two of our major markets: west Texas and north Texas.  We acquired plant and equipment valued at $3.2 million, inventory valued at $0.2 million, and goodwill valued at $1.0 million.  No liabilities were assumed in the purchase.  The goodwill ascribed to the purchase is related to the synergies we expect to achieve with expansion of these areas in which we already operate.  We expect the goodwill to be deductible for tax purposes.

Purchase of Bode Gravel and Bode Concrete Equity Interests

On October 30, 2012, we completed the acquisition of all the outstanding equity interests of Bode Gravel Co. and Bode Concrete LLC (collectively, the "Bode Companies") pursuant to an equity purchase agreement dated October 17, 2012. The Bode Companies operated two fixed and one portable ready-mixed concrete plants, and 41 mixer trucks in the San Francisco area, and produced approximately 243,000 cubic yards of ready-mix concrete in 2011. The purchase price for the acquisition was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments. The payments are contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7.0 million in cash payable over a six-year period, resulting in total consideration fair value of $33.1 million. We funded the acquisition from cash on hand and borrowings under our 2012 Credit Facility as defined in Note 8.

The purchase price allocation has been prepared and recorded on a preliminary basis and may change as additional information becomes available regarding the fair value and tax basis of the assets and liabilities acquired. Changes to the purchase price allocation will be made as soon as practical, but no later than one year from the acquisition date of October 30, 2012. The excess of purchase price over the fair values of the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. The goodwill ascribed to the purchase is related to the synergies we expect to achieve, as well as expansion of our business in the San Francisco, California area in which we already operate. We expect a portion of the goodwill to be deductible for tax purposes. See Note 14 for additional information regarding income taxes.

Sale of Smith Precast Operations

On December 17, 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations ("Smith") located in Phoenix, Arizona, to Jensen Enterprises, Inc. ("Jensen") for $4.3 million in cash and the assumption of certain obligations. The assets purchased by Jensen included certain facilities, fixed assets, and working capital items. In addition, Jensen assumed the obligations of a capital lease previously held by Smith. The results of operations for this unit have been included in discontinued operations for the periods presented.

Other

In October 2006, we acquired certain aggregates assets located in New Jersey. As a condition of the purchase agreement, additional consideration would be due if we were able to receive permits that allowed us to mine the minerals from certain areas. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012.  On October 5, 2012, we signed an agreement with the seller to pay a total of $1.0 million in lieu of the $1.4 million contractual payment due to a lower volume of aggregate assets available to mine than originally contemplated in the agreement.  We signed a promissory note for the $1.0 million settlement, payable in eight equal quarterly installments at an annual interest rate of 2.5%, which began in November 2012. We made cash payments on the promissory note of approximately $0.1 million during the three months ended March 31, 2013.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million at an annual interest rate of 5%. We made cash payments on these notes of approximately $0.1 million during each of the three months ended March 31, 2013 and 2012.

In August 2010, we entered into a redemption agreement to have our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”), redeemed by Superior. At the closing of the redemption on September 30, 2010, the Company and certain of our subsidiaries paid $0.6 million in cash and issued a $1.5 million promissory note to Superior as partial consideration for certain indemnifications and other consideration provided by the minority owner and their new joint venture partner pursuant to the redemption agreement. In January 2012, we paid $0.8 million to complete payment of the note.

4. DISCONTINUED OPERATIONS

As disclosed in Note 3 above, we completed the sale of our California and Arizona precast operations in August 2012 and December 2012, respectively. We have presented the results of operations for these units for all periods as discontinued operations.

The results of these discontinued operations included in the accompanying consolidated statements of operations were as follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenue	$—	$12,089
Depreciation, depletion and amortization (“DD&A”)	8	226
Operating expenses excluding DD&A	135	11,756
(Loss) income from discontinued operations	(143)	107
(Loss) gain on settlement of assets	(226)	6
(Loss) income from discontinued operations, before income taxes	(369)	113
Income tax benefit (expense)	15	(2)
Net (loss) income from discontinued operations	$(354)	$111

5. INVENTORIES

Inventory consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$21,737	$22,082
Building materials for resale	2,019	1,645
Other	1,233	1,274
	$24,989	$25,001

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     PURCHASED INTANGIBLE ASSETS, NET

Our purchased intangible assets are as follows (in thousands) as of March 31, 2013:

	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(563)	$12,937	9.58
Trade name	1,300	(54)	1,246	9.58
Backlog	800	(800)	—	0
Total purchased intangible assets	$15,600	$(1,417)	$14,183	9.58

We recorded $0.8 million of amortization on our intangibles for the quarter ended March 31, 2013, which is included in our consolidated statement of operations. We did not have any purchased intangible assets as of March 31, 2012.

The estimated remaining amortization of our finite-lived intangible assets as of March 31, 2013, is as follows (in thousands):

Total for year
2013	$1,110
2014	1,480
2015	1,480
2016	1,480
2017	1,480
Thereafter	7,153
Total	$14,183

7. ACCRUED LIABILITIES

A summary of our accrued liabilities is as follows (in thousands):

	March 31, 2013	December 31, 2012
Accrued insurance reserves	$9,294	$9,816
Accrued materials	8,507	5,745
Accrued compensation and benefits	5,520	7,381
Accrued property, sales and other taxes	3,941	4,632
Accrued rent	1,920	1,904
Accrued professional fees	999	863
Other	5,143	6,089
	$35,324	$36,430

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. DEBT

A summary of our debt is as follows (in thousands):

	March 31, 2013	December 31, 2012
Senior secured credit facility due 2015	$25,371	$13,300
Senior secured notes due 2015	61,113	—
Convertible notes due 2015	5,528	46,142
Notes payable and other financing	3,558	4,017
	95,570	63,459
Less: current maturities	1,879	1,861
Total long-term debt	$93,691	$61,598

The carrying value of outstanding amounts under the 2012 Credit Agreement (as defined below) approximates fair value due to the floating interest rate. The fair value of our 9.5% Convertible Notes due 2015 (the “Convertible Notes”) was approximately $9.5 million, including the embedded derivative of $3.3 million, at March 31, 2013 (see Note 11), and was $68.8 million, including the embedded derivative of $17.2 million, at December 31, 2012.  The weighted average interest rate for the 2012 Credit Agreement was 3.12% as of March 31, 2013.  The weighted average interest rate for the remaining Convertible Notes was 17.44% as of March 31, 2013.

Senior Secured Credit Facility due 2015

On August 31, 2012, we and certain of our subsidiaries entered into a Loan and Security Agreement (the “2012 Credit Agreement”) with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger (the "Administrative Agent”), which provided for an $80.0 million asset-based revolving credit facility (the “2012 Revolving Commitment”).  On March 28, 2013, we entered into a First Amendment to Loan and Security Agreement (the "Amendment") with certain financial institutions party thereto (the "New Lenders"), and the Administrative Agent, which amends the 2012 Credit Agreement. The Amendment, among other things, increased the 2012 Revolving Commitment by $22.5 million from $80.0 million to $102.5 million. The expiration date of the 2012 Credit Agreement remains July 1, 2015 and draws under the 2012 Credit Agreement may be prepaid from time to time without penalty or premium.  The 2012 Revolving Commitment retains an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $125.0 million. As of March 31, 2013, we had $25.4 million of outstanding borrowings and $11.3 million of undrawn standby letters of credit under the 2012 Credit Agreement.

Our actual maximum credit availability under the 2012 Credit Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2012 Credit Agreement and discussed further below.  Our availability under the 2012 Credit Agreement at March 31, 2013 increased to $53.5 million from availability of $52.4 million at December 31, 2012. The 2012 Credit Agreement also contains a provision for discretionary over-advances and involuntary protective advances by the Lenders of up to $8 million in excess of the 2012 Revolving Commitment.  The 2012 Credit Agreement provides for swingline loans, up to a $10 million sublimit, and letters of credit, up to a $30 million sublimit.

Advances under the 2012 Credit Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars.  The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30-day interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus 1.50%.  The interest rate for LIBOR Loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus 2.75%. Issued and outstanding letters of credit are subject to a fee equal to 2.75%, a fronting fee equal to 0.125% per annum on the stated amount of such letters of credit, and customary charges associated with the issuance and administration of letters of credit.  Among other fees, we pay a commitment fee of 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the 2012 Credit Agreement.

Up to $30.0 million of the 2012 Revolving Commitment is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the 2012 Revolving Commitment.  Advances under the 2012

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revolving Commitment are limited by a borrowing base of (a) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (b) ) the lesser of (i) 55% of the value  of eligible inventory or (ii) 85% of the product of (x) the net orderly liquidation value of inventory divided by the value of the inventory and (y) multiplied by the value of eligible inventory, and (c) the lesser of (i) $20.0 million or (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks, minus (D) such reserves as the Administrative Agent may establish from time to time in its permitted discretion.  The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The 2012 Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2012 Credit Agreement.  The 2012 Credit Agreement and the Amendment also require that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2012 Credit Agreement, as amended.  For the trailing twelve month period ended March 31, 2013, our fixed charge coverage ratio was 2.49 to 1.0. As of March 31, 2013 the Company was in compliance with all covenants.

The 2012 Credit Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

The 2012 Credit Agreement is secured by a first-priority lien on certain assets of the Company and the guarantors, including inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the 2013 Notes (as defined below) on a first-priority basis, as described below), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The 2012 Credit Agreement is also secured by a second-priority lien on the collateral securing the 2013 Notes on a first-priority basis (see “Senior Secured Notes due 2015” below).

Senior Secured Notes due 2015

On March 22, 2013, we completed our offer to exchange (the “Exchange Offer”) up to $69.3 million aggregate principal amount of newly issued 9.5% Senior Secured Notes due 2015 (the “2013 Notes”) for all $55.0 million aggregate principal amount of our Convertible Notes, pursuant to the terms of the prospectus, dated March 20, 2013, and the related letter of transmittal and consent. At the time of settlement, we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes, plus approximately $0.3 million in cash for accrued and unpaid interest on the Convertible Notes exchanged in the Exchange Offer. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 31, 2013.

The 2013 Notes are governed by the terms of an Indenture, dated as of March 22, 2013 (the “2013 Indenture”), by and among the Company and U.S. Bank National Association, as trustee and noteholder collateral agent. The Company will pay interest on the 2013 Notes on April 1 and October 1 of each year, commencing on October 1, 2013. The 2013 Notes will mature on October 1, 2015, and are redeemable at the Company’s option prior to maturity at prices specified in the 2013 Indenture. The 2013 Indenture contains negative covenants that restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions, as described below, and also contains customary events of default.

The 2013 Indenture contains certain covenants that restrict our ability to, among other things,

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

•	sell assets or issue capital stock of our restricted subsidiaries;

•	incur liens;

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	enter into transactions with affiliates; or

•	consolidate, merge or sell all or substantially all of our assets.
Our obligations under the 2013 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee the indebtedness under our 2012 Revolving Commitment. All of the Company's (the parent company's) existing consolidated subsidiaries are 100% owned.  The Company has no independent assets or operations, and all subsidiaries other than the guarantor subsidiaries are minor. Additionally, there are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The 2013 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2013 Notes and the guarantees thereof are secured by first-priority liens on certain of the property and assets directly owned by the Company, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens and certain exceptions, and by a second-priority lien on the Company’s assets securing the 2012 Revolving Commitment on a first-priority basis, including inventory (including as-extracted collateral), accounts, certain specified mixer trucks, chattel paper, general intangibles (other than collateral securing the 2013 Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions. The 2013 Notes and the guarantees thereof are effectively subordinated to all indebtedness and other obligations, including trade payables, of each of the Company’s future subsidiaries that are not guarantors.

Under the terms of the 2013 Indenture, we are required to meet a consolidated secured debt ratio test, which could restrict our ability to borrow the amount available under the 2012 Credit Agreement. We must meet a consolidated secured debt ratio, as of the last day of each fiscal month, as shown below not to exceed:

Consolidated
Period	Secured Debt Ratio
March 22, 2013 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the 2013 Indenture) on the date of determination that constitutes the 2013 Notes, any other pari passu lien obligations and any indebtedness incurred under the 2012 Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the 2013 Indenture) for our most recent four fiscal quarters available at the date of determination.  Based on our consolidated cash flows for the four fiscal quarters ended March 31, 2013, our consolidated secured debt ratio was 3.86 to 1.00.  In the event that we are not able to meet this ratio in the future, we would need to seek an amendment to the 2013 Indenture to provide relief from this covenant.

Convertible Notes due 2015

On August 31, 2010 (the “Effective Date”), we issued $55.0 million aggregate principal amount of the Convertible Notes.  The Convertible Notes are governed by an indenture, dated as of August 31, 2010 (the “2010 Indenture”). Under the terms of the 2010 Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11). This discount is being accreted over the term of the Convertible Notes and is included in interest expense.

Immediately prior to the consummation of the Exchange Offer, we entered into the Second Supplemental Indenture, dated as of March 22, 2013 (the “Supplemental Indenture”), to the 2010 Indenture. The Supplemental Indenture amended the 2010 Indenture to eliminate the following: substantially all of the restrictive covenants contained in the 2010 Indenture, including the requirement to meet a consolidated secured debt ratio test and the limitations on additional indebtedness; the provisions regarding purchase at the option of the holder upon a fundamental change in control; certain events of default; and provided for a release of all of the liens on the collateral securing the Convertible Notes and securing the related guarantees under the 2010 Indenture. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 31, 2013.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The remaining Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock, at an initial conversion rate of 95.23809524 shares of common stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate”).  The Conversion Rate is subject to adjustment to prevent dilution resulting from stock splits, stock dividends, combinations or similar events.  In connection with any such conversion, holders of the Convertible Notes to be converted shall also have the right to receive accrued and unpaid interest on such Convertible Notes to the date of conversion (the “Accrued Interest”).  We may elect to pay the Accrued Interest in cash or in shares of common stock in accordance with the terms of the 2010 Indenture.

In addition, if a “Fundamental Change of Control” (as defined in the 2010 Indenture) occurs prior to the maturity date, in addition to any conversion rights the holders of Convertible Notes may have, each holder of Convertible Notes will have (i) a make-whole provision calculated as provided in the 2010 Indenture pursuant to which each holder may be entitled to additional shares of common stock upon conversion (the “Make Whole Premium”), and (ii) an amount equal to the interest on such Convertible Notes that would have been payable from the date of the occurrence of such Fundamental Change of Control (the “Fundamental Change of Control Date”) through the third anniversary of the Effective Date (or August 31, 2013), plus any accrued and unpaid interest to the Fundamental Change of Control Date (the amount in this clause (ii), the “Make Whole Payment”).  We may elect to pay the Make Whole Payment in cash or in shares of common stock.

If the closing price of the common stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each remaining holder of Convertible Notes in accordance with the 2010 Indenture.  Except as set forth in an Election Notice (as defined below), the right to convert Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice (the “Conversion Termination Date”), such that the holder shall have a 45-day period in which to convert its Convertible Notes up to the amount of the Conversion Cap (as defined below).  Any Convertible Notes not converted prior to the Conversion Termination Date as a result of the Conversion Cap shall be, at the holder’s election and upon written notice to the Company (the “Election Notice”), converted into shares of common stock on a date or dates prior to the date that is 180 days following the Conversion Termination Date.  The “Conversion Cap” means the number of shares of common stock into which the Convertible Notes are convertible and that would cause the related holder to “beneficially own” (as such term is used in the Securities Exchange Act as of 1934, as amended (the “Exchange Act”)) more than 9.9% of the common stock at any time outstanding.

Any Convertible Notes not otherwise converted prior to the Conversion Termination Date or specified for conversion in an Election Notice shall be redeemable, in whole or in part, at our election at any time prior to maturity at par plus accrued and unpaid interest thereon to the Conversion Termination Date.

9. EXTINGUISHMENT OF DEBT

As described in Note 8 above, in connection with the Exchange Offer, we exchanged $48.5 million of Convertible Notes for $61.1 million of 2013 Notes.  As such, during the first quarter of 2013, we wrote-off $2.4 million of previously deferred financing costs, $26.6 million in derivative liabilities and $7.3 million of discount; all associated with the exchanged Convertible Notes. We recorded a net gain on extinguishment of debt associated with this transaction of $4.3 million on the accompanying condensed consolidated statements of operations.

In connection with the Exchange Offer and the Amendment to the 2012 Credit Agreement, we incurred $2.1 million of deferred financing costs, which are classified as Other Assets on the accompanying condensed consolidated balance sheet. The deferred financing costs for the Exchange Offer and the Amendment to the 2012 Credit Agreement are being amortized over the term of the 2013 Notes and the 2012 Credit Agreement, respectively, using the straight line method, which approximates the effective interest method.

10. WARRANTS

On August 31, 2010, we issued warrants to acquire common stock (the “Warrants”) in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock.  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership. These Warrants have been included in derivative liabilities on the accompanying condensed consolidated balance sheets in accordance with authoritative accounting guidance (see Note 11).

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our derivative instruments are summarized as follows:

		Fair Value
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	March 31, 2013	December 31, 2012
Warrants	Derivative liabilities	$10,570	$4,857
Convertible Notes embedded derivative	Derivative liabilities	3,265	17,173
		$13,835	$22,030

The following table presents the effect of derivative instruments on the statement of operations for the three months ended March 31, 2013, excluding income tax effects:

Derivative Instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	Three months ended March 31, 2013
Warrants	Derivative loss	$5,713
Convertible Notes embedded derivative	Derivative loss	12,733
		$18,446

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions (in thousands) as of March 31, 2013 and December 31, 2012:

	Number of Shares
Derivative Instruments not designated as hedging instruments under ASC 815	March 31, 2013	December 31, 2012
Warrants	3,000	3,000
Convertible Notes embedded derivative	619	5,238
	3,619	8,238

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$10,570	$—	$—	$10,570
Derivative – Convertible Notes Embedded Derivative(2)	3,265	—	—	3,265
Other obligations - Long-Term Incentive Plan(3)	7,000	—	—	7,000
	$20,835	$—	$—	$20,835

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$4,857	$—	$—	$4,857
Derivative – Convertible Notes Embedded Derivative(2)	17,173	—	—	17,173
Other obligations - Long-Term Incentive Plan(3)	7,000	—	—	7,000
	$29,030	$—	$—	$29,030

(1)	Represents warrants issued in conjunction with our Plan of Reorganization.

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

The Convertible Notes embedded derivative liability was valued using a lattice model for instruments with the option to convert into common equity. The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs. The key inputs in determining our derivative liabilities include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies.

A reconciliation of the changes in Level 3 fair value measurements is as follows for March 31, 2013 and December 31, 2012 (in thousands):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Warrants	Convertible Notes Embedded Derivative	Long-Term Incentive Plan, or LTIP
Balance at December 31, 2012	$4,857	$17,173	$7,000
Total losses included in net loss	5,713	12,733	—
Write-off of derivative on tendered Convertible Notes(1)	—	(26,641)	—
Balance at March 31, 2013	$10,570	$3,265	$7,000

(1)
Represents the pro rata portion of derivative liability associated with tendered Convertible Notes measured at the date of exchange, which is included in the gain on extinguishment of debt on the accompanying condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our 2012 Credit Agreement approximates fair value due to the floating interest rate. The fair value of our remaining Convertible Notes was approximately $9.5 million, including $3.3 million related to the embedded derivative at March 31, 2013, and $68.8 million, including $17.2 million related to the embedded derivative, at December 31, 2012.

13. CORPORATE HEADQUARTERS RELOCATION AND LEASE EXIT COSTS

During the first quarter of 2012, we made the decision to relocate our corporate headquarters from Houston, Texas to Euless, Texas. The move was completed in July 2012. As a result of this decision, we have paid severance costs to employees that did not relocate with the Company, as well as other employee-related and general moving costs. For the three months ended March 31, 2013 and March 31, 2012, we recorded approximately $0.3 million and $1.1 million, respectively, for these moving costs, which are included in selling, general and administrative ("SG&A") expenses on the condensed consolidated statements of operations.

In connection with the relocation, we ceased use of our leased corporate office space in Houston effective July 21, 2012.  Thus, during the third quarter of 2012, we recorded a $0.4 million non-cash charge to SG&A expenses for the net present value of the difference between the remaining lease payments and the market value we believe we could obtain for a sublease of the space over the remainder of the term.  We will continue to incur rent expense for the remainder of the lease term, which we include in SG&A expenses; however, the expense will be reduced by the amortization of the cease-use obligation over the remaining lease term.  The associated nominal accretion expense is included as a charge to SG&A expenses over the remaining lease term.  We did not sublease the office space during the first quarter of 2013, thus no rental income is recorded during the period for this space. We recorded a $0.1 million credit in amortization of the cease-use obligation during the quarter ended March 31, 2013.

14. INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of March 31, 2013 and December 31, 2012 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $0.5 million as of March 31, 2013 and December 31, 2012. We made income tax payments of approximately $24,000 during the three months ended March 31, 2013, and approximately $18,000 for the three months ended March 31, 2012.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income/(loss) from discontinued operations. We recorded a tax benefit/(expense) of ($15,000) and $2,000 included in our income from continuing operations for the three months ended March 31, 2013 and March 31, 2012, respectively. We recorded an offsetting $15,000 and ($2,000) tax benefit/(expense) in income from discontinued operations for the three months ended March 31, 2013 and March 31, 2012, respectively. The intra-period tax allocation between the results from continuing operations and discontinued operations in the comparable three months ended March 31, 2013 and March 31, 2012 was $0.

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

15. STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	March 31, 2013	December 31, 2012
Shares authorized	100,000	100,000
Shares outstanding at end of period	13,279	13,358
Shares held in treasury	214	118

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of March 31, 2013 or December 31, 2012.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 96,000 shares during the three months ended March 31, 2013, at a total value of approximately $1.3 million. We accounted for the withholding of these shares as treasury stock.

16. NET (LOSS) EARNINGS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2013 and March 31, 2012, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock, restricted stock units, stock options, and warrants.  As of March 31, 2013 and March 31, 2012, the Convertible Notes may be converted into 0.6 million and 5.2 million shares of our common stock, respectively.  The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive:

	Three months ended March 31,
	2013	2012
Potentially dilutive shares:
Convertible notes	619	5,238
Unvested restricted stock and restricted stock units	853	635
Stock options	105	248
Warrants	3,000	3,000
Total potentially dilutive shares	4,577	9,121

17. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.  As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes.  In each reporting period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we will record a liability. The amount of the liability will be based upon a specific estimate, if we believe a specific estimate to be likely, or it will reflect the low end of our range. Currently, there are no material legal proceedings pending against us.

In the future, we may receive funding deficiency demands from multi-employer plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable, and the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

As of May 10, 2013, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2013.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2013.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.    Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $8.4 million as of March 31, 2013, compared to $9.0 million as of December 31, 2012, which is currently classified in accrued liabilities.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $15.0 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2013. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

18. SEGMENT INFORMATION

The sale of our California and Arizona precast operations during 2012 represented a disposal of a significant majority of our previously reported precast operating segment. These disposals were part of our strategy to become the premier focused domestic supplier of ready-mixed concrete in the United States. As such, during the fourth quarter of 2012 we made changes to better align our operating and reportable segments with our overall strategy and the manner in which we organize and manage our business. Our two reportable segments now consist of ready-mixed concrete and aggregate products as described below. Historical segment results have been recast to conform with these changes.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter of 2012, we changed the income measure used to evaluate performance of our segments to more closely align our reporting with the measure used to calculate the Company's compliance with debt covenants. Historical segment reporting has been recast to conform with this change.

We evaluate segment performance and allocate resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), and gain or loss on extinguishment of debt. Additionally, Adjusted EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

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

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

We account for inter-segment sales at market prices. Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to reportable segments and are excluded from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three months ended March 31,
	2013	2012
Revenue:
Ready-mixed concrete
Sales to external customers	115,202	99,188
Aggregate products
Sales to external customers	3,201	3,289
Intersegment sales	3,319	2,480
Total reportable segment revenue	121,722	104,957
Other products and eliminations	6,019	5,958
Total revenue	$127,741	$110,915

Loss from Continuing Operations:
Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$9,173	$7,080
Aggregate products	(582)	(862)
Total reportable segment Adjusted EBITDA	8,591	6,218

Other products and eliminations income (loss) from operations	442	(517)
Corporate overhead, net of insurance allocations	(7,429)	(6,957)
Depreciation, depletion and amortization for reportable segments	(4,054)	(2,845)
Interest expense, net	(2,772)	(2,869)
Corporate gain on early extinguishment of debt	4,310	—
Corporate derivative loss	(18,446)	(3,391)
Corporate, other products and eliminations other income, net	151	208
Loss from continuing operations before income taxes	$(19,207)	$(10,153)

Capital Expenditures:
Ready-mixed concrete	$960	$340
Aggregate products	646	—
Other products and corporate	242	—
Total capital expenditures	$1,848	$340

Revenue by Product:
Ready-mixed concrete	$115,202	$99,188
Aggregate products	$3,201	$3,289
Precast concrete products	2,316	2,882
Building materials	2,901	2,443
Lime	2,398	1,308
Hauling	901	1,208
Other	822	597
Total revenue	$127,741	$110,915

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Property, Plant and Equipment Assets:	As of March 31, 2013	As of December 31, 2012
Ready-mixed concrete	$74,184	$75,469
Aggregate products	34,014	34,316
Other products and corporate	10,884	11,086
Total identifiable assets	$119,082	$120,871

Index

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	general economic and business conditions, which will, among other things, affect demand for new residential and commercial construction;

•	the cyclical nature of, and changes in, the real estate and construction market, including pricing changes by our competitors;

•
governmental actions and initiatives, including those related to mortgage lending or mortgage financing requirements, funding for public or infrastructure construction, land usage, and environmental and safety requirements;

•	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers' and our customer's access to capital;

•	our ability to successfully implement our operating strategy;

•	weather conditions;

•	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;

•	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;

•	our ability to retain key personnel and maintain satisfactory labor relations; and

•	product liability, property damage, and other claims and insurance coverage issues.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact, are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” herein and “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K"). For a discussion of our commitments not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of the 2012 Form 10-K. We assume no obligation to update any forward-looking statements, except as required by applicable law.

Our Business

U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete” or the “Company”) operate our business in two business segments: (i) ready-mixed concrete and (ii) aggregate products. During 2012, we sold a significant majority of our previously reported precast operating segment, resulting in the re-alignment of our business segments. Historical segment results have been recast to conform with the current presentation of our segments. The results of operations for our two California precast operations as well as our Phoenix, Arizona precast operation that were sold during 2012 have been included in discontinued operations for the periods presented.

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

Overview

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

From 2007 through 2011, construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  However, during 2012, construction and related demand for ready-mixed concrete improved for the first time since 2006. For the three months ended March 31, 2013, our ready-mix concrete sales volume increased 11.7% to 1.1 million cubic yards from 1.0 million cubic yards during the first quarter of 2012 due to higher demand in our north Texas market and increased volume in our California market primarily due to increased volume resulting from the Bode Companies acquisition completed during the fourth quarter of 2012. These increases were partially offset by lower volume in the New York/New Jersey area, which

Index

was impacted by more lost weather days when compared to the 2012 quarter, which had a milder winter than the 2013 quarter, as well as an increasingly competitive market. Volume in our west Texas market during first quarter 2013 was flat compared to the prior year first quarter. We experienced a 4.1% increase in consolidated average ready-mix sales prices for the three months ended March 31, 2013, resulting in the eighth consecutive fiscal quarter we have seen increased selling prices. The increased ready-mixed sales volume and higher sales prices led to increases in our revenue period-over-period. Additionally, the higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during the first quarter of 2013, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of (i) financing seasonal working capital requirements; (ii) servicing indebtedness under the 2012 Credit Agreement, as defined below, our 9.5% Senior Secured Notes due 2015 (the "2013 Notes") as described below, and our remaining 9.5% Convertible Notes due 2015 (the “Convertible Notes”); (iii) purchasing property and equipment; and (iv) payments related to any strategic acquisitions. Our portfolio strategy may from time to time include strategic acquisitions and divestitures in various regions and markets and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the 2012 Credit Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base typically declines also during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather. Our availability under the 2012 Credit Agreement at March 31, 2013 increased to $53.5 million from availability of $52.4 million at December 31, 2012 due to increased availability following the amendment to our 2012 Credit Agreement, which increased our borrowing capacity from $80.0 million to $102.5 million, partially offset by higher borrowings under the facility during the first quarter of 2013 and the limitation of the borrowing base at March 31, 2013.

The projection of our cash needs is based upon many factors, including our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the 2012 Credit Agreement and cash generated from operations will provide us with sufficient liquidity in the ordinary course. The 2012 Credit Agreement is scheduled to mature in July 2015. If, however, the 2012 Credit Agreement is not adequate to fund our operations in the event that our operating results and projected needs are proven to be incorrect, we would need to obtain an amendment to the 2012 Credit Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets. We continue to focus on minimizing our capital investment expenditures in order to maintain liquidity.

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	declines in gross margins due to shifts in our product mix or increases in the cost of our raw materials and fuel;

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

The following key financial measurements reflect our financial position and capital resources as of March 31, 2013 and December 31, 2012 (dollars in thousands):

Index

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$4,663	$4,751
Working capital	$38,271	$18,565
Total debt	$95,570	$63,459

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

The following discussion provides a description of our arrangements relating to outstanding indebtedness.

Senior Secured Credit Facility due 2015

On August 31, 2012, we and certain of our subsidiaries entered into a Loan and Security Agreement (the “2012 Credit Agreement”) with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger  (the “Administrative Agent”), which provided for an $80.0 million asset-based revolving credit facility (the “2012 Revolving Commitment”).  On March 28, 2013, we entered into a First Amendment to Loan and Security Agreement (the "Amendment") with certain financial institutions party thereto (the "New Lenders"), and the Administrative Agent, which amends the 2012 Credit Agreement. The Amendment, among other things, increased the 2012 Revolving Commitment by $22.5 million from $80.0 million to $102.5 million. The expiration date of the 2012 Credit Agreement remains July 1, 2015 and draws under the 2012 Credit Agreement may be prepaid from time to time without penalty or premium. The 2012 Revolving Commitment retains an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $125.0 million. As of March 31, 2013, we had $25.4 million of outstanding borrowings and $11.3 million of undrawn standby letters of credit under the 2012 Credit Agreement.

Our actual maximum credit availability under the 2012 Credit Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2012 Credit Agreement and discussed further below.  The 2012 Credit Agreement also contains a provision for discretionary over-advances and involuntary protective advances by the Lenders of up to $8 million in excess of the 2012 Revolving Commitment.  The 2012 Credit Agreement provides for swingline loans, up to a $10 million sublimit, and letters of credit, up to a $30 million sublimit.

Advances under the 2012 Credit Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars.  The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; and (c) the rate per annum for a 30-day interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus 1.50%.  The interest rate for LIBOR Loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus 2.75%. Issued and outstanding letters of credit are subject to a fee equal to 2.75%, a fronting fee equal to 0.125% per annum on the stated amount of such letters of credit, and customary charges associated with the issuance and administration of letters of credit.  Among other fees, we pay a commitment fee of 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the 2012 Credit Agreement.

Up to $30.0 million of the 2012 Revolving Commitment is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the 2012 Revolving Commitment.  Advances under the 2012 Revolving Commitment are limited by a borrowing base of (a) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (b) the lesser of (i) 55% of the value of eligible inventory or (ii) 85% of the product of (x) the net orderly liquidation value of inventory divided by the value of the inventory and (y) multiplied by the value of eligible inventory, and (c) the lesser of (i) $20.0 million and (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks, minus (D) such reserves as the Administrative Agent may establish from time to time in its permitted discretion.  The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The 2012 Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2012 Credit Agreement.  The 2012 Credit Agreement and

Index

the Amendment also require that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2012 Credit Agreement, as amended.  For the trailing twelve month period ended March 31, 2013, our fixed charge coverage ratio was 2.49 to 1.0.

The 2012 Credit Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

The 2012 Credit Agreement is secured by a first-priority lien on certain assets of the Company and the guarantors, including inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the 2013 Notes (as defined below) on a first-priority basis, as described below), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The 2012 Credit Agreement is also secured by a second-priority lien on the collateral securing the 2013 Notes on a first-priority basis (see “Senior Secured Notes due 2015” below).

Senior Secured Notes due 2015

On March 22, 2013, we completed our offer to exchange (the “Exchange Offer”) up to $69.3 million aggregate principal amount of newly issued 2013 Notes for all $55.0 million aggregate principal amount of our Convertible Notes, pursuant to the terms of the prospectus, dated March 20, 2013, and the related letter of transmittal and consent. At the time of settlement, we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes, plus approximately $0.3 million in cash for accrued and unpaid interest on the Convertible Notes exchanged in the Exchange Offer. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 31, 2013.

The 2013 Notes are governed by the terms of an Indenture, dated as of March 22, 2013 (the “2013 Indenture”), by and among the Company and U.S. Bank National Association, as trustee and noteholder collateral agent. The Company will pay interest on the 2013 Notes on April 1 and October 1 of each year, commencing on October 1, 2013. The 2013 Notes will mature on October 1, 2015, and are redeemable at the Company’s option prior to maturity at prices specified in the 2013 Indenture. The 2013 Indenture contains negative covenants that restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions, as described below, and also contains customary events of default.

The 2013 Indenture contains certain covenants that restrict our ability to, among other things,

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

•	sell assets or issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into transactions with affiliates; or

•	consolidate, merge or sell all or substantially all of our assets.
Our obligations under the 2013 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee the indebtedness under our 2012 Revolving Commitment. All of the Company's (the parent company's) existing consolidated subsidiaries are 100% owned.  The Company has no independent assets or operations, and all subsidiaries other than the guarantor subsidiaries are minor. Additionally, there are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The 2013 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2013 Notes and the guarantees thereof are secured by first-priority liens on certain of the property and assets directly owned by the Company, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens and certain exceptions, and by a second-priority lien on the Company’s assets securing the 2012 Revolving Commitment on a first-priority basis, including inventory (including as-extracted collateral), accounts,

Index

certain specified mixer trucks, chattel paper, general intangibles (other than collateral securing the 2013 Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions. The 2013 Notes and the guarantees thereof are effectively subordinated to all indebtedness and other obligations, including trade payables, of each of the Company’s future subsidiaries that are not guarantors.

Under the terms of the 2013 Indenture, we are required to meet a consolidated secured debt ratio test, which could restrict our ability to borrow the amount available under the 2012 Credit Agreement. We must meet a consolidated secured debt ratio, as of the last day of each fiscal month, as shown below not to exceed:

Consolidated
Period	Secured Debt Ratio
March 22, 2013 — March 31, 2013	7.50 : 1.00
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the 2013 Indenture) on the date of determination that constitutes the 2013 Notes, any other pari passu lien obligations and any indebtedness incurred under the 2012 Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the 2013 Indenture) for our most recent four fiscal quarters available at the date of determination.  Based on our consolidated cash flows for the four fiscal quarters ended March 31, 2013, our consolidated secured debt ratio was 3.86 to 1.00.  In the event that we are not able to meet this ratio in the future, we would need to seek an amendment to the 2013 Indenture to provide relief from this covenant.

Convertible Notes due 2015

On August 31, 2010 (the “Effective Date”), we issued $55.0 million aggregate principal amount of the Convertible Notes.  The Convertible Notes are governed by an indenture, dated as of August 31, 2010 (the “2010 Indenture”). Under the terms of the 2010 Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11 to our condensed consolidated financial statements in this report). This discount is being accreted over the term of the Convertible Notes and included in interest expense.

Immediately prior to the consummation of the Exchange Offer, we entered into the Second Supplemental Indenture, dated as of March 22, 2013 (the “Supplemental Indenture”), to the 2010 Indenture. The Supplemental Indenture amended the 2010 Indenture to eliminate the following: substantially all of the restrictive covenants contained in the 2010 Indenture, including the requirement to meet a consolidated secured debt ratio test and the limitations on additional indebtedness; the provisions regarding purchase at the option of the holder upon a fundamental change in control; certain events of default; and provided for a release of all of the liens on the collateral securing the Convertible Notes and securing the related guarantees under the 2010 Indenture. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 31, 2013.

The remaining Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock, at an initial conversion rate of 95.23809524 shares of common stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate”).  The Conversion Rate is subject to adjustment to prevent dilution resulting from stock splits, stock dividends, combinations or similar events.  In connection with any such conversion, holders of the Convertible Notes to be converted shall also have the right to receive accrued and unpaid interest on such Convertible Notes to the date of conversion (the “Accrued Interest”).  We may elect to pay the Accrued Interest in cash or in shares of common stock in accordance with the terms of the 2010 Indenture.

In addition, if a “Fundamental Change of Control” (as defined in the 2010 Indenture) occurs prior to the maturity date, in addition to any conversion rights the holders of Convertible Notes may have, each holder of Convertible Notes will have (i) a make-whole provision calculated as provided in the 2010 Indenture pursuant to which each holder may be entitled to additional shares of common stock upon conversion (the “Make Whole Premium”), and (ii) an amount equal to the interest on such Convertible Notes that would have been payable from the date of the occurrence of such Fundamental Change of Control (the “Fundamental

Index

Change of Control Date”) through the third anniversary of the Effective Date (or August 31, 2013), plus any accrued and unpaid interest to the Fundamental Change of Control Date (the amount in this clause (ii), the “Make Whole Payment”).  We may elect to pay the Make Whole Payment in cash or in shares of common stock.

If the closing price of the common stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each remaining holder of Convertible Notes in accordance with the 2010 Indenture.  Except as set forth in an Election Notice (as defined below), the right to convert Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice (the “Conversion Termination Date”), such that the holder shall have a 45-day period in which to convert its Convertible Notes up to the amount of the Conversion Cap (as defined below).  Any Convertible Notes not converted prior to the Conversion Termination Date as a result of the Conversion Cap shall be, at the holder’s election and upon written notice to the Company (the “Election Notice”), converted into shares of common stock on a date or dates prior to the date that is 180 days following the Conversion Termination Date.  The “Conversion Cap” means the number of shares of common stock into which the Convertible Notes are convertible and that would cause the related holder to “beneficially own” (as such term is used in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) more than 9.9% of the common stock at any time outstanding.

Any Convertible Notes not otherwise converted prior to the Conversion Termination Date or specified for conversion in an Election Notice shall be redeemable, in whole or in part, at our election at any time prior to maturity at par plus accrued and unpaid interest thereon to the Conversion Termination Date.

Cash Flows

Our net cash provided by or used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $5.5 million for the three months ended March 31, 2013, compared to net cash used of $4.4 million for the three months ended March 31, 2012, generally reflecting higher uses of cash to fund working capital items during the 2013 first quarter. The 2013 quarter was favorably impacted by higher non-cash items included in our net loss for the period.

We used $3.6 million to fund investing activities during the three months ended March 31, 2013 compared to proceeds received of $0.9 million for the three months ended March 31, 2012. This change primarily reflects a $1.3 million increase in capital spending over the prior year period, as well as $1.9 million paid during the 2013 quarter to Oldcastle Precast Inc. ("Oldcastle") related to the re-acquisition of certain assets and settlement of certain liabilities associated with the disposal of our California precast operations in 2012. Proceeds from asset disposals decreased $1.3 million during the three months ended March 31, 2013, as we disposed of less land, vehicles and equipment than during the first quarter of 2012.

Our net cash provided by financing activities was $9.0 million for the first three months of 2013 compared to $4.7 million provided by financing activities for the comparable period of 2012. The change was primarily the result of higher net borrowings on our credit facility needed to operate our business as compared to the prior year period. This was partially offset by $1.3 million of debt issuance costs associated with our 2013 Notes incurred in the 2013 quarter, as well as $1.3 million paid in the 2013 quarter for the purchase of treasury shares related to our restricted stock grants. In the 2012 quarter, we paid $0.8 million related to the redemption of our interest in the Michigan joint venture.

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

Overall, prices for cement and aggregates increased in the first three months of 2013, compared to the same period in 2012, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market

Index

level to obtain the most competitive pricing available for cement and aggregates.  Demand for cement is increasing and will warrant scrutiny as construction activity picks up.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates. We experienced slightly increased fuel costs during 2012, although we were able to effectively mitigate these fuel costs with higher prices for our products.

Acquisitions and Divestitures

Our portfolio strategy may from time to time include strategic acquisitions and divestitures in various regions and markets and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital. The following describes recent acquisitions and divestitures.

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

During the first quarter of 2013, we made payments totaling $1.9 million to Oldcastle related to the re-acquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities. At March 31, 2013, $0.6 million of the acquired receivables are recorded in other receivables on the condensed consolidated balance sheet.

Purchase of Colorado River Concrete Assets

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River Concrete L.P., Cindy & Robin Concrete, L.P. and E&R Artecona Family Limited Partnership (collectively "CRC"), in our west Texas market for $2.4 million in cash and a $1.9 million promissory note at an annual interest rate of 4.5%. The note is being paid in twenty-four equal monthly installments which began in January 2013. During the three months ended March 31, 2013, we made cash payments on the note in the amount of $0.2 million. The purchase of these assets allows us to expand our business in two of our major markets: west Texas and north Texas. We acquired plant and equipment valued at $3.2 million, inventory valued at $0.2 million, and goodwill valued at $1.0 million. No liabilities were assumed in the purchase. The goodwill ascribed to the purchase is related to the synergies we expect to achieve with expansion of these areas in which we already operate. We expect the goodwill to be deductible for tax purposes.

Purchase of Bode Gravel and Bode Concrete Equity Interests

On October 30, 2012, we completed the acquisition of all the outstanding equity interests of Bode Gravel Co. and Bode Concrete LLC (collectively, the "Bode Companies") pursuant to an equity purchase agreement dated October 17, 2012. The Bode Companies operated two fixed and one portable ready-mixed concrete plants, and 41 mixer trucks in the San Francisco area, and produced approximately 243,000 cubic yards of ready-mixed concrete in 2011. The purchase price for the acquisition was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments, contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7.0 million in cash payable over a six-year period, resulting in total consideration fair value of $33.1 million. We funded the acquisition from cash on hand and borrowings under our 2012 Revolving Commitment.

Sale of Smith Precast Operations

On December 17, 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations ("Smith") located in Phoenix, Arizona, to Jensen Enterprises, Inc. ("Jensen") for $4.3 million in cash and the assumption of certain obligations. The assets purchased by Jensen included certain facilities, fixed assets, and working capital items. In addition, Jensen assumed the obligations of a capital lease previously held by Smith. The results of operations for this unit have been included in discontinued operations for the periods presented.

Other

In October 2006, we acquired certain aggregates assets located in New Jersey. As a condition of the purchase agreement, additional consideration would be due if we were able to receive permits that allowed us to mine the minerals from certain areas. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012. On October 5, 2012, we signed an agreement with

Index

the seller to pay a total of $1.0 million in lieu of the $1.4 million contractual payment due to a lower volume of aggregate assets available to mine than originally contemplated in the agreement. We signed a promissory note for the $1.0 million settlement, payable in eight equal quarterly installments at an annual interest rate of 2.5%, which began in November 2012. We made cash payments on the note of approximately $0.1 million during the quarter ended March 31, 2013.

In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus the value of the inventory on hand at closing. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million, at an annual interest rate of 5%. We made cash payments on these notes of approximately $0.1 million during each of the quarters ended March 31, 2013 and March 31, 2012.

In August 2010, we entered into a redemption agreement to have our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC ("Superior"), redeemed by Superior. At the closing of the redemption on September 30, 2010, the Company and certain of our subsidiaries paid $0.6 million in cash and issued a $1.5 million promissory note to Superior as partial consideration for certain indemnifications and other consideration provided by the minority owner and their new joint venture partner pursuant to the redemption agreement. In January 2012, we paid $0.8 million to complete payment of the promissory note.

For additional discussion on our acquisitions and divestitures, see Note 3 to our condensed consolidated financial statements in this report.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2012 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of goodwill and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for derivative instruments. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2012 Form 10-K for a discussion of our critical and significant accounting policies.

Index

Results of Operations

The following table sets forth selected historical statement of operations information (in thousands, except for selling prices and percentages) for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase / (Decrease)
	2013	2012	$	%
	(unaudited)
Revenue	$127,741	$110,915	$16,826	15.2%
Cost of goods sold before depreciation, depletion and amortization	111,157	98,665	12,492	12.7
Selling, general and administrative expenses	14,522	13,643	879	6.4
Loss (gain) on sale of assets	5	(591)	596	100.8
Depreciation, depletion and amortization	4,854	3,622	1,232	34.0
Loss from operations	(2,797)	(4,424)	1,627	36.8
Interest expense, net	(2,772)	(2,869)	97	3.4
Derivative loss	(18,446)	(3,391)	(15,055)	(444.0)
Gain on extinguishment of debt	4,310	—	4,310	—
Other income, net	498	531	(33)	(6.2)
Loss from continuing operations before income taxes	(19,207)	(10,153)	(9,054)	(89.2)
Income tax benefit (expense)	5,197	(188)	5,385	2,864.4
Loss from continuing operations	(14,010)	(10,341)	(3,669)	(35.5)
(Loss) income from discontinued operations, net of taxes	(354)	111	(465)	(418.9)
Net loss	$(14,364)	$(10,230)	$(4,134)	(40.4)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$101.40	$97.44	$3.96	4.1%
Sales volume in cubic yards	1,133	1,014	119	11.7%
Aggregates Data:
Average selling price per ton	$8.33	$6.89	$1.44	20.9%
Sales volume in tons	695	716	(21)	(2.9)%

Revenue. Revenue for the three months ended March 31, 2013 increased 15.2%, or $16.8 million, to $127.7 million from $110.9 million in the comparable 2012 period, primarily due to increased sales of ready-mixed concrete. Ready-mixed sales contributed 95.2%, or $16.0 million, of our increased revenue, driven by increases in both average selling price and sales volume. Our increase in sales volume was primarily attributable to increased activity in our north Texas market and increased volume in our California market primarily resulting from the Bode acquisition during the fourth quarter of 2012, partially offset by lower volume in the New York/New Jersey area due to lost weather days and increased competitive pressure. Aggregates sales in the first quarter of 2013 increased $0.8 million, or 13.0%, to $6.5 million from $5.8 million in the 2012 period, primarily driven by an increase in average selling price partially offset by a small decrease in sales volumes. Other product revenues and eliminations, which includes our building materials, precast concrete products, lime slurry, hauling business, and eliminations of our intersegment sales, were flat in the 2013 period versus the 2012 period at $6.0 million.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization ("DD&A") increased $12.5 million, or $12.7%, to $111.2 million in the first quarter of 2013 from $98.7 million in the 2012 period. Our costs increased primarily due to volume growth in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Plant fixed costs, which primarily consists of leased equipment costs, property taxes, dispatch costs, and plant management, increased slightly over the prior year period.

Index

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $0.9 million, or 6.4%, to $14.5 million for the three months ended March 31, 2013 from $13.6 million for the corresponding period in 2012. SG&A expenses for the first quarter of 2012 included $1.1 million for expenses related to the relocation of the corporate headquarters, which was completed during 2012. SG&A expenses for the first quarter of 2013 included $0.9 million in higher bonus accruals and $0.2 million related to the relocation of the corporate headquarters. As a percentage of total revenue, SG&A expenses declined to 11.4% in the 2013 quarter from 12.3% in the 2012 quarter.

Depreciation, depletion and amortization. Depreciation, depletion and amortization expense increased $1.2 million, or 34.0%, to $4.9 million for the three months ended March 31, 2013 from $3.6 million in the corresponding period of 2012, due primarily to depreciation and amortization of assets purchased in the Bode Companies acquisition.

Loss from operations. Loss from operations decreased $1.6 million, or 36.8%, to $2.8 million in the first quarter of 2013 from $4.4 million in the corresponding period of 2012. Increased ready-mixed revenue driven by both higher volume and pricing resulted in efficiencies that lead to a decreased loss from operations as a percentage of revenue (“operating margins”). Operating margins improved to (2.2%) for the March 2013 quarter compared to (4.0%) in the March 2012 quarter.

Interest expense, net.  Net interest expense was essentially flat for the quarter at $2.8 million for the three months ended March 31, 2013 compared to $2.9 million for the comparable 2012 period.

Derivative loss.  For the quarter ended March 31, 2013, we recorded a non-cash loss on derivative of $18.4 million related to fair value changes in our embedded Convertible Notes derivative and the Warrants. This was approximately a $15.0 million change from the 2012 period, when we recorded a non-cash loss on derivatives of $3.4 million.  All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $13.8 million at March 31, 2013 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. For the quarter ended March 31, 2013, we recorded a non-cash loss from fair value changes in our Convertible Notes embedded derivative of approximately $12.7 million, primarily due to an increase in the price of our common stock and changes in our stock price volatility. Most of the $12.7 million loss for the period relates to the fair value adjustment to the $55.0 million of Convertible Notes that were outstanding immediately prior to the completion of the Exchange Offer that occurred during March 2013. Following the Exchange Offer, $6.5 million of Convertible Notes remain outstanding at March 31, 2013, and are subject to future fair value adjustments. In addition, we recorded a non-cash loss from fair value changes in the Warrants during the first quarter of 2013 of approximately $5.7 million due primarily to the increase in the price of our common stock. These amounts compare to the 2012 period, during which we recorded a non-cash loss from fair value changes in the Convertible Notes of $2.3 million and in the Warrants of $1.1 million, primarily due to the increase in the price of our common stock.

Gain on extinguishment of debt.  On March 22, 2013, we completed the Exchange Offer at which time we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes. As such, during the first quarter of 2013, we recorded a $4.3 million non-cash gain associated with the exchange of the tendered Convertible Notes for the 2013 Notes, including the write-off of the pro rata portions of the following items related to the Convertible Notes: the unamortized discount, the unamortized deferred financing costs, and the derivative liability.

Other income, net.  Other income was $0.5 million for each of the three months ended March 31, 2013 and 2012.

Income taxes.  We recorded income tax benefit allocated to continuing operations of $5.2 million for the three months ended March 31, 2013 and income tax expense of $0.2 million for the three months ended March 31, 2012. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income/(loss) from discontinued operations. We recorded a tax benefit/(expense) of ($15) thousand and $2 thousand included in our income from continuing operations for the three months ended March 31, 2013 and March 31, 2012, respectively. We recorded an offsetting $15 thousand and ($2) thousand in tax benefit/(expense) in income from discontinued operations for the three months ended March 31, 2013 and March 31, 2012, respectively. The intra-period tax allocation between the results from continuing operations and discontinued operations in the comparable three months ended March 31, 2013 and March 31, 2012 was $0.

Index

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of March 31, 2013 and March 31, 2012 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $0.5 million and $1.1 million as of March 31, 2013 and March 31, 2012, respectively.

Discontinued operations.  During 2012, we completed two transactions that resulted in the divestiture of substantially all of our precast operations. The results of operations for our sold precast units located in California and Arizona have been included in discontinued operations for the periods presented.

Index

Segment information

We evaluate segment performance and allocate resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), and gain or loss on extinguishment of debt. Additionally, Adjusted EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

See Note 18 to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to loss from continuing operations before income taxes.

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase / (Decrease)
	2013	2012	$ or cubic yards, as applicable	%

Ready-mixed Concrete Segment
Revenue	$115,202	$99,188	$16,014	16.1%
Segment revenue as a percentage of total revenue	90.2%	89.4%
Adjusted EBITDA	$9,173	$7,080	$2,093	29.6%
Adjusted EBITDA as a percentage of segment revenue	8.0%	7.1%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$101.40	$97.44	$3.96	4.1%
Sales volume in thousands of cubic yards	1,133	1,014	119	11.7%

Revenue. Our ready-mixed concrete sales provided 90.2% of our total revenue in the first quarter of 2013, compared to 89.4% in the first quarter of 2012. Segment revenue for the first quarter increased $16.0 million, or 16.1%, over the 2012 period. This increase was primarily driven by an 11.7% increase in sales volume, or 0.1 million cubic yards. Increased volume provided $11.6 million, or approximately 72.4%, of our ready-mixed concrete revenue growth. We also  experienced an approximate 4.1% increase in our ready-mix average selling price per cubic yard during the 2013 quarter versus the 2012 quarter. Increased selling price contributed $4.0 million, or 25.1%, of our revenue growth in the first quarter of 2013. Our sales volume was higher in our California market, primarily due to volume resulting from the Bode Companies acquisition that was completed during the fourth quarter of 2012, higher in our north Texas market due to increased construction activity, flat in our west Texas market, and down in our New York/New Jersey area, due to more lost weather days during the 2013 quarter as compared to the 2012 quarter, which had a comparatively mild winter, as well as increased competitive pressure in the area during the 2013 quarter. Our average selling price increased in all of our major markets, except the New York/New Jersey market, which faced increased competitive pressure.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment increased to $9.2 million in the 2013 first quarter from $7.1 million in the 2012 quarter, an increase of $2.1 million, or 29.6%. This increase was driven by an 11.7% increase in sales volume and a 4.1% increase in our average selling price, which increased total revenue by $16.0 million. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume. During the first quarter of 2013, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, increased slightly in the first

Index

quarter compared to the prior year quarter. Segment Adjusted EBITDA as a percentage of segment revenues increased to 8.0% in the 2013 quarter from 7.1% in the 2012 quarter, reflecting primarily the higher revenues.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase / (Decrease)
	2013	2012	$ or tons, as applicable	%

Aggregate Products Segment
Revenue	$6,520	$5,769	$751	13.0%
Segment revenue as a percentage of total revenue	5.1%	5.2%
Adjusted EBITDA	$(582)	$(862)	$280	32.5%
Adjusted EBITDA as a percentage of segment revenue	(8.9)%	(14.9)%

Aggregates Data:
Average selling price per ton	$8.33	$6.89	$1.44	20.9%
Sales volume in thousands of tons	695	716	(21)	(2.9)%

Revenue.  Sales of our aggregate products provided 5.1% of our first quarter 2013 revenue, compared to 5.2% in the 2012 quarter. Segment revenue increased $0.8 million, or 13.0%, over prior year sales. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 50.9% of our first quarter 2013 aggregates sales, or $3.3 million, were to our ready-mixed segment, versus 43.0%, or $2.5 million, in the 2012 quarter. Our overall aggregates revenue growth in the first quarter was driven by a 20.9% increase in our average selling price, which contributed $1.0 million of our aggregates revenue increase. Our aggregates sales volume, which decreased slightly during the first quarter of 2013 as compared to the first quarter of 2012, contributed ($0.1) million to our revenue change for the quarter. In addition, freight charges to deliver the aggregates to the external customer, which are included in revenue, decreased $0.2 million during the first quarter of 2013.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment improved by $0.3 million in the first quarter to ($0.6) million in the 2013 period from ($0.9) million in the 2012 period, primarily reflecting the higher revenue, partially offset by higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, and pit costs to prepare the stone and gravel for use, all increased primarily due to increased production during the 2013 quarter. Our quarry fixed costs, which includes primarily property taxes, equipment rental, and plant management costs, increased slightly over the prior year, primarily due to higher equipment rental costs. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to (8.9%) in the 2013 quarter from (14.9%) in the 2012 quarter, primarily due to the increase in revenue.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At March 31, 2013, we had $11.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $15.0 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first quarter of 2013 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than

Index

regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

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

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $13.8 million and $22.0 million at March 31, 2013 and December 31, 2012, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $2.0 million, resulting in a loss in the same amount. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $0.2 million, resulting in a loss in the same amount. During the three month period ended March 31, 2013, we recorded a loss from fair value changes in our embedded Convertible Notes derivative of approximately $12.7 million and a loss from fair value changes in our Warrants of approximately $5.7 million. Both losses were due primarily to the increase in the price of our common stock.

Borrowings under our 2012 Credit Agreement expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the 2012 Credit Agreement. Based on the $25.4 million outstanding under this facility as of March 31, 2013, a one percent increase or decrease in the applicable rate would increase or decrease our annual interest expense by $0.3 million.

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

Disclosure Controls and Procedures

As of March 31, 2013, our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that we are able to record, process, summarize and report the information required to be disclosed in reports that we file or submit under the Exchange Act within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that we have reasonable assurance that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 17, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of the 2012 Form 10-K. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part I of the 2012 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended March 31, 2013:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 – January 31, 2013	38,472	$11.53	—	—
February 1 - February 28, 2013	—	—	—	—
March 1 - March 31, 2013	57,730	14.49	—	—
Total	96,202	$13.31	—	—

(1)
Represents shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

Item 4.	Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Index

Item 6.	Exhibits

3.1*
—Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

3.2*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).
3.3*
—Certificate of Change of Registered Agent and/or Registered Office, dated January 24, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 29, 2013 (File No. 001-34530)).

4.1*
—Indenture, dated as of March 22, 2013, by and among U.S. Concrete, Inc., the Guarantors named therein, and U.S. Bank National Association, as Trustee and Noteholder Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 22, 2013 (File No. 001-34530)).

4.2*
—Second Supplemental Indenture, dated as of March 22, 2013, by and among U.S. Concrete, Inc., as issuer, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 22, 2013 (File No. 001-34530)).

4.3*
—First Amendment to Intercreditor Agreement, dated as of March 22, 2013, by and among Bank of America, N.A., as successor in interest to JPMorgan Chase Bank, N.A., as administrative agent for the ABL Secured Parties (as defined in the Intercreditor Agreement), U.S. Bank National Association, as trustee and noteholder collateral agent for the Convertible Notes Parties (as defined therein), U.S. Bank, as trustee and noteholder collateral agent for the Senior Notes Secured Parties (as defined therein), U.S. Concrete, Inc. and each of the other Loan Parties (as defined in the Intercreditor Agreement) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 22, 2013 (File No. 001-34530)).

10.1*
—First Amendment to Loan and Security Agreement, dated as of March 28, 2013, by and among U.S. Concrete, Inc. and the other Borrowers named therein, the Guarantors named therein, the financial institutions party thereto as Lenders and Bank of America, N.A. as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2013 (File No. 001-34530)).

10.2*	—Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2013 (File No. 001-34530)).
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: May 10, 2013	By:	/s/ William M. Brown
William M. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Index

INDEX TO EXHIBITS

3.1*
—Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

3.2*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).
3.3*
—Certificate of Change of Registered Agent and/or Registered Office, dated January 24, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 29, 2013 (File No. 001-34530)).

4.1*
—Indenture, dated as of March 22, 2013, by and among U.S. Concrete, Inc., the Guarantors named therein, and U.S. Bank National Association, as Trustee and Noteholder Collateral Agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 22, 2013 (File No. 001-34530)).

4.2*
—Second Supplemental Indenture, dated as of March 22, 2013, by and among U.S. Concrete, Inc., as issuer, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 22, 2013 (File No. 001-34530)).

4.3*
—First Amendment to Intercreditor Agreement, dated as of March 22, 2013, by and among Bank of America, N.A., as successor in interest to JPMorgan Chase Bank, N.A., as administrative agent for the ABL Secured Parties (as defined in the Intercreditor Agreement), U.S. Bank National Association, as trustee and noteholder collateral agent for the Convertible Notes Parties (as defined therein), U.S. Bank, as trustee and noteholder collateral agent for the Senior Notes Secured Parties (as defined therein), U.S. Concrete, Inc. and each of the other Loan Parties (as defined in the Intercreditor Agreement) (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 22, 2013 (File No. 001-34530)).

10.1*
—First Amendment to Loan and Security Agreement, dated as of March 28, 2013, by and among U.S. Concrete, Inc. and the other Borrowers named therein, the Guarantors named therein, the financial institutions party thereto as Lenders and Bank of America, N.A. as agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2013 (File No. 001-34530)).

10.2*	—Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2013 (File No. 001-34530)).
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.