Form 10-Q
period 2013-06-30
US CONCRETE INC
filed 2013-08-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer ☐ Accelerated filer ☐    Non-accelerated filer ☑   Smaller reporting company ☐
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

There were 14,148,654 shares of common stock, par value $.001 per share, of the registrant outstanding as of August 7, 2013.

U.S. CONCRETE, INC.

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,149	$4,751
Trade accounts receivable, net of allowances of $2,687 and $2,368 as of June 30, 2013 and December 31, 2012, respectively	101,784	84,034
Inventories	25,368	25,001
Deferred income taxes	2,933	2,835
Prepaid expenses	4,784	3,651
Other receivables	11,296	4,414
Other current assets	2,016	3,080
Total current assets	155,330	127,766
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $46,436 and $38,273 as of June 30, 2013 and December 31, 2012, respectively	121,318	120,871
Goodwill	10,526	10,717
Purchased intangible assets, net	13,813	15,033
Other assets	4,113	5,337
Total assets	$305,100	$279,724
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,898	$1,861
Accounts payable	57,396	48,880
Accrued liabilities	39,415	36,430
Derivative liabilities	15,738	22,030
Total current liabilities	114,447	109,201
Long-term debt, net of current maturities	88,898	61,598
Other long-term obligations and deferred credits	11,964	13,114
Deferred income taxes	3,386	3,287
Total liabilities	218,695	187,200
Commitments and contingencies (Note 17)
Equity:
Preferred stock	—	—
Common stock	14	13
Additional paid-in capital	140,155	136,451
Accumulated deficit	(50,885)	(43,196)
Treasury stock, at cost	(2,879)	(744)
Total stockholders’ equity	86,405	92,524
Total liabilities and equity	$305,100	$279,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$162,520	$138,178	$290,261	$249,093
Cost of goods sold before depreciation, depletion and amortization	132,720	118,182	243,877	216,847
Selling, general and administrative expenses	16,400	13,580	30,922	27,223
Depreciation, depletion and amortization	4,570	3,771	9,424	7,393
Gain on sale of assets	(31)	(8)	(26)	(599)
Income (loss) from operations	8,861	2,653	6,064	(1,771)
Interest expense, net	(2,588)	(2,905)	(5,360)	(5,774)
Derivative loss	(1,916)	(577)	(20,362)	(3,968)
(Loss) gain on extinguishment of debt	(6)	—	4,304	—
Other income, net	499	989	997	1,520
Income (loss) from continuing operations before income taxes	4,850	160	(14,357)	(9,993)
Income tax benefit (expense)	3,088	(106)	8,285	(294)
Income (loss) from continuing operations	7,938	54	(6,072)	(10,287)
Loss from discontinued operations, net of taxes	(1,263)	(362)	(1,617)	(251)
Net income (loss)	$6,675	$(308)	$(7,689)	$(10,538)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.63	$—	$(0.49)	$(0.85)
Loss from discontinued operations, net of taxes	(0.10)	(0.03)	(0.13)	(0.02)
Net income (loss) per share – basic	$0.53	$(0.03)	$(0.62)	$(0.87)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.59	—	$(0.49)	$(0.85)
Loss from discontinued operations, net of taxes	(0.09)	(0.03)	(0.13)	(0.02)
Net income (loss) per share – diluted	$0.50	(0.03)	$(0.62)	$(0.87)

Weighted average shares outstanding:
Basic	12,550	12,163	12,455	12,152
Diluted	13,634	12,163	12,455	12,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2011	12,867	$13	$133,939	$(17,457)	$(415)	$116,080
Stock-based compensation expense	—	—	1,465	—	—	1,465
Restricted stock vesting	58	—	—	—	—	—
Restricted stock grants	398	—	—	—	—	—
Purchase of treasury shares	(10)	—	—	—	(40)	(40)
Net loss	—	—	—	(10,538)	—	(10,538)
BALANCE, June 30, 2012	13,313	$13	$135,404	$(27,995)	$(455)	$106,967

BALANCE, December 31, 2012	13,358	$13	$136,451	$(43,196)	$(744)	$92,524
Stock-based compensation expense	—	—	3,545	—	—	3,545
Restricted stock vesting	90	—	—	—	—	—
Restricted stock grants	182	1	—	—	—	1
Stock options exercised	10	—	122	—	—	122
Conversion of convertible debt	2	—	37	—	—	37
Purchase of treasury shares	(154)	—	—	—	(2,135)	(2,135)
Net loss	—	—	—	(7,689)	—	(7,689)
BALANCE, June 30, 2013	13,488	$14	$140,155	$(50,885)	$(2,879)	$86,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,689)	$(10,538)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	9,440	7,843
Debt issuance cost amortization	1,389	2,112
Gain on extinguishment of debt	(4,304)	—
Amortization of facility exit costs	(106)	—
Amortization of discount on long-term incentive plan and other accrued interest	252	—
Net loss on derivative	20,362	3,968
Net loss (gain) on sale of assets	204	(601)
Deferred income taxes	(8,644)	(21)
Deferred rent	516	—
Provision for doubtful accounts	637	436
Stock-based compensation	3,545	1,465
Changes in assets and liabilities:
Accounts receivable	(18,139)	(18,929)
Inventories	(367)	(868)
Prepaid expenses and other current assets	2,313	(2,367)
Other assets and liabilities	(1,377)	(253)
Accounts payable and accrued liabilities	11,379	12,102
Net cash provided by (used in) operating activities	9,411	(5,651)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,116)	(2,985)
Proceeds from disposals of property, plant and equipment	173	1,765
Payments related to disposals of business units	(1,866)	—
Net cash used in investing activities	(9,809)	(1,220)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	68,474	77,737
Repayments of borrowings	(60,774)	(67,268)
Proceeds from exercise of stock options	122	—
Payments for seller-financed debt and joint venture	(921)	(949)
Debt issuance costs	(1,970)	—
Purchase of treasury shares	(2,135)	(165)
Net cash provided by financing activities	2,796	9,355
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,398	2,484
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,751	4,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,149	$6,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete,” or the “Company”) and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of our results expected for the year ending December 31, 2013, or for any future period.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

In January 2013, the Financial Accounting Standards Board (the "FASB") issued an amendment to clarify the scope of a prior amendment issued in December 2011. The January 2013 amendment limits the December 2011 amendment's disclosure requirements regarding offsetting and related arrangements to specific derivative, borrowing, and lending transactions. Thus, certain master netting arrangements are no longer subject to the December 2011 amendment's requirements. Both the December 2011 and January 2013 amendments are effective for annual and interim periods beginning on or after January 1, 2013. The Company adopted this guidance on the first day of fiscal year 2013 and there was no material impact on the consolidated financial statements.

In July 2012, the FASB issued an amendment to its indefinite-lived intangible assets impairment testing guidance to simplify how entities test for indefinite-lived intangible asset impairments. The objective of the amendment is to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendment also enhances the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company adopted this guidance on the first day of fiscal year 2013 and does not expect it to have a material impact on the consolidated financial statements. Annual impairment tests are completed during the fourth quarter.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2012 Form 10-K.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the sale to Oldcastle, we also entered into certain sublease and license agreements with Oldcastle for certain land and property that is leased or owned by us.  As the sublease and license agreements provide payment for the full amount of our obligation under the leases, we did not record any liability for exit obligations associated with these agreements.

During the first quarter of 2013, we made payments totaling $1.9 million to Oldcastle related to the reacquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities. At June 30, 2013, $0.4 million of the acquired receivables are recorded in other receivables on the condensed consolidated balance sheet.

Purchase of Colorado River Concrete Assets

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River Concrete L.P., Cindy & Robin Concrete, L.P., and E&R Artecona Family Limited Partnership (collectively, "CRC") in our west Texas market for $2.4 million in cash and a $1.9 million promissory note at an annual interest rate of 4.5%. This note is being paid in twenty-four equal monthly installments which began in January 2013.  We made cash payments on the promissory note of approximately $0.5 million during the six months ended June 30, 2013. The purchase of these assets allows us to expand our business in two of our major markets: west Texas and north Texas.  We acquired plant and equipment valued at $3.2 million, inventory valued at $0.2 million, and goodwill valued at $1.0 million.  No liabilities were assumed in the purchase.  The goodwill ascribed to the purchase is related to the synergies we expect to achieve with expansion of these areas in which we already operate.  We expect the goodwill to be deductible for tax purposes.

Purchase of Bode Gravel and Bode Concrete Equity Interests

On October 30, 2012, we completed the acquisition of all the outstanding equity interests of Bode Gravel Co. and Bode Concrete LLC (collectively, the "Bode Companies") pursuant to an equity purchase agreement dated October 17, 2012. The Bode Companies operated two fixed and one portable ready-mixed concrete plants and 41 mixer trucks in the San Francisco area, and produced approximately 243,000 cubic yards of ready-mix concrete in 2011. The purchase price for the acquisition was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments. The earn-out payments are contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7.0 million in cash payable over a six-year period, resulting in total consideration fair value of $33.1 million. We funded the acquisition from cash on hand and borrowings under our 2012 Credit Agreement as defined in Note 8.

The purchase price allocation has been prepared and recorded on a preliminary basis and may change as additional information becomes available regarding the fair value and tax basis of the assets and liabilities acquired. Changes to the purchase price allocation will be made as soon as practical, but no later than one year from the acquisition date of October 30, 2012. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. The goodwill ascribed to the purchase is related to the synergies we expect to achieve, as well as expansion of our business in the San Francisco, California area in which we already operate. We expect a portion of the goodwill to be deductible for tax purposes. See Note 14 for additional information regarding income taxes.

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

Other

In October 2006, we acquired certain aggregates assets located in New Jersey. Pursuant to the purchase agreement, additional consideration would be due if we were able to receive permits that allowed us to mine the minerals from certain areas. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012.  On October 5, 2012, we signed an agreement with the seller to pay a total of $1.0 million in lieu of the $1.4 million contractual payment due to a lower volume of aggregate assets available to mine than originally contemplated in the agreement.  We signed a promissory note for the $1.0 million settlement, payable in eight equal quarterly installments at an annual interest rate of 2.5%, which began in November 2012. We made cash payments on the promissory note of approximately $0.2 million during the six months ended June 30, 2013.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2010, we acquired three ready-mixed concrete plants and related assets and inventory in our west Texas market for approximately $3.0 million. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million at an annual interest rate of 5%. We made cash payments on these notes of approximately $0.2 million during each of the six months ended June 30, 2013 and 2012.

In August 2010, we entered into a redemption agreement to have our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”), redeemed by Superior. At the closing of the redemption on September 30, 2010, we and certain of our subsidiaries paid $0.6 million in cash and issued a $1.5 million promissory note to Superior as partial consideration for certain indemnifications and other consideration provided by the minority owner and their new joint venture partner pursuant to the redemption agreement. In January 2012, we paid $0.8 million to complete payment of the note.

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

The results of these discontinued operations included in the accompanying condensed consolidated statements of operations were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$—	$12,906	$—	$24,995
Depreciation, depletion and amortization (“DD&A”)	8	224	16	450
Operating expenses excluding DD&A	1,306	13,041	1,441	24,797
Loss from discontinued operations	(1,314)	(359)	(1,457)	(252)
(Loss) gain on settlement of assets	(4)	(4)	(230)	2
Loss from discontinued operations, before income taxes	(1,318)	(363)	(1,687)	(250)
Income tax benefit (expense)	55	1	70	(1)
Net loss from discontinued operations	$(1,263)	$(362)	$(1,617)	$(251)

5. INVENTORIES

Inventory consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$22,292	$22,082
Building materials for resale	2,018	1,645
Precast finished goods	11	—
Other	1,047	1,274
	$25,368	$25,001

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     PURCHASED INTANGIBLE ASSETS, NET

Our purchased intangible assets are as follows (in thousands) as of June 30, 2013:

	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(900)	$12,600	9.33
Trade name	1,300	(87)	1,213	9.33
Backlog	800	(800)	—	0
Total purchased intangible assets	$15,600	$(1,787)	$13,813	9.33

We recorded $0.4 million and $1.2 million of amortization on our intangibles for the three and six months ended June 30, 2013, respectively, which is included in our condensed consolidated statement of operations. We did not have any purchased intangible assets as of June 30, 2012.

The estimated remaining amortization of our finite-lived intangible assets as of June 30, 2013, is as follows (in thousands):

Total for year
2013	$740
2014	1,480
2015	1,480
2016	1,480
2017	1,480
Thereafter	7,153
Total	$13,813

7. ACCRUED LIABILITIES

A summary of our accrued liabilities is as follows (in thousands):

	June 30, 2013	December 31, 2012
Accrued insurance reserves	$10,123	$9,816
Accrued materials	8,987	5,745
Accrued compensation and benefits	7,379	7,381
Accrued property, sales and other taxes	3,828	4,632
Accrued rent	2,416	1,904
Accrued interest	1,757	547
Other	4,925	6,405
	$39,415	$36,430

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. DEBT

A summary of our debt is as follows (in thousands):

	June 30, 2013	December 31, 2012
Senior secured credit facility due 2015	$21,000	$13,300
Senior secured notes due 2015	61,113	—
Convertible notes due 2015	5,587	46,142
Notes payable and other financing	3,096	4,017
	90,796	63,459
Less: current maturities	1,898	1,861
Total long-term debt	$88,898	$61,598

The carrying value of outstanding amounts under the 2012 Credit Agreement (as defined below) approximates fair value due to the floating interest rate. The fair value of our 9.5% Convertible Notes due 2015 (the “Convertible Notes”) was approximately $9.2 million, including the embedded derivative of $3.7 million, at June 30, 2013 (see Note 11), and was $68.8 million, including the embedded derivative of $17.2 million, at December 31, 2012.  The weighted average interest rate for the 2012 Credit Agreement was 2.94% as of June 30, 2013.  The weighted average interest rate for the remaining Convertible Notes was 17.50% as of June 30, 2013.

Senior Secured Credit Facility due 2015

On August 31, 2012, we and certain of our subsidiaries entered into a Loan and Security Agreement (as subsequently amended, the “2012 Credit Agreement”) with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A., as agent and sole lead arranger (the "Administrative Agent”), which provided for an $80.0 million asset-based revolving credit facility (the “2012 Revolving Commitment”).  On March 28, 2013, we entered into a First Amendment to Loan and Security Agreement (the "Amendment") with certain financial institutions party thereto (the "New Lenders") and the Administrative Agent, which amended the 2012 Credit Agreement. The Amendment, among other things, increased the 2012 Revolving Commitment by $22.5 million from $80.0 million to $102.5 million. The expiration date of the 2012 Credit Agreement remains July 1, 2015 and draws under the 2012 Credit Agreement may be prepaid from time to time without penalty or premium.  The 2012 Revolving Commitment retains an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $125.0 million. As of June 30, 2013, we had $21.0 million of outstanding borrowings and $11.3 million of undrawn standby letters of credit under the 2012 Credit Agreement.

Our actual maximum credit availability under the 2012 Credit Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2012 Credit Agreement and discussed further below.  Our availability under the 2012 Credit Agreement at June 30, 2013 increased to $67.8 million from availability of $52.4 million at December 31, 2012. The 2012 Credit Agreement also contains a provision for discretionary over-advances and involuntary protective advances by the Lenders of up to $8.0 million in excess of the 2012 Revolving Commitment.  The 2012 Credit Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

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

The 2012 Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2012 Credit Agreement.  The 2012 Credit Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2012 Credit Agreement.  For the trailing twelve month period ended June 30, 2013, our fixed charge coverage ratio was 3.14 to 1.0. As of June 30, 2013, the Company was in compliance with all covenants.

The 2012 Credit Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

The 2012 Credit Agreement is secured by a first-priority lien on certain assets of the Company and the guarantors, including inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the 2013 Notes, as defined below, on a first-priority basis, as described below), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The 2012 Credit Agreement is also secured by a second-priority lien on the collateral securing the 2013 Notes on a first-priority basis (see “Senior Secured Notes due 2015” below).

Senior Secured Notes due 2015

On March 22, 2013, we completed our offer to exchange (the “Exchange Offer”) up to $69.3 million aggregate principal amount of newly issued 9.5% Senior Secured Notes due 2015 (the “2013 Notes”) for all $55.0 million aggregate principal amount of our Convertible Notes, pursuant to the terms of the prospectus, dated March 20, 2013, and the related letter of transmittal and consent. At the time of settlement, we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes, plus approximately $0.3 million in cash for accrued and unpaid interest on the Convertible Notes exchanged in the Exchange Offer. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of June 30, 2013.

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
Our obligations under the 2013 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee the indebtedness under our 2012 Revolving Commitment. Each guarantee is subject to release in the following customary circumstances:

•
a disposition of all or substantially all of the assets of the guarantor subsidiary, by way of merger, consolidation or otherwise; provided the proceeds of the disposition are applied in accordance with the 2013 Indenture;

•
a disposition of the capital stock of the guarantor subsidiary to a third person, if the disposition complies with the 2013 Indenture and as a result the guarantor subsidiary ceases to be a Restricted Subsidiary;

•
the designation by us of the guarantor subsidiary as an Unrestricted Subsidiary or the guarantor subsidiary otherwise ceasing to be a Restricted Subsidiary, in each case in accordance with the 2013 Indenture; or

•	legal or covenant defeasance of the 2013 Notes and discharge of our obligations under the 2013 Indenture.

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

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the 2013 Indenture) on the date of determination that constitutes the 2013 Notes, any other pari passu lien obligations and any indebtedness incurred under the 2012 Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the 2013 Indenture) for our most recent four fiscal quarters available at the date of determination.  Based on our consolidated cash flows for the four fiscal quarters ended June 30, 2013, our consolidated secured debt ratio was 2.83 to 1.00.  In the event that we are not able to meet this ratio in the future, we would need to seek an amendment to the 2013 Indenture to provide relief from this covenant.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11). This discount is being accreted over the term of the Convertible Notes and is included in interest expense.

Immediately prior to the consummation of the Exchange Offer, we entered into the Second Supplemental Indenture, dated as of March 22, 2013 (the “Supplemental Indenture”). The Supplemental Indenture amended the 2010 Indenture to eliminate the following: substantially all of the restrictive covenants contained in the 2010 Indenture, including the requirement to meet a consolidated secured debt ratio test and the limitations on additional indebtedness; the provisions regarding purchase at the option of the holder upon a fundamental change in control; and certain events of default. The Supplemental Indenture also provided for a release of all of the liens on the collateral securing the Convertible Notes and securing the related guarantees under the 2010 Indenture. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of June 30, 2013.

The remaining Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock, at an initial conversion rate of 95.23809524 shares of common stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate”).  The Conversion Rate is subject to adjustment to prevent dilution resulting from stock splits, stock dividends, combinations or similar events.  In connection with any such conversion, holders of the Convertible Notes to be converted shall also have the right to receive accrued and unpaid interest on such Convertible Notes to the date of conversion (the “Accrued Interest”).  We may elect to pay the Accrued Interest in cash or in shares of common stock in accordance with the terms of the 2010 Indenture, as amended.

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

If the closing price of the common stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each remaining holder of Convertible Notes in accordance with the 2010 Indenture, as amended.  Except as set forth in an Election Notice (as defined below), the right to convert Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice (the “Conversion Termination Date”), such that the holder shall have a 45-day period in which to convert its Convertible Notes up to the amount of the Conversion Cap (as defined below).  Any Convertible Notes not converted prior to the Conversion Termination Date as a result of the Conversion Cap shall be, at the holder’s election and upon written notice to the Company (the “Election Notice”), converted into shares of common stock on a date or dates prior to the date that is 180 days following the Conversion Termination Date.  The “Conversion Cap” means the number of shares of common stock into which the Convertible Notes are convertible and that would cause the related holder to “beneficially own” (as such term is used in the Securities Exchange Act as of 1934, as amended (the “Exchange Act”)) more than 9.9% of the common stock at any time outstanding.

Any Convertible Notes not otherwise converted prior to the Conversion Termination Date or specified for conversion in an Election Notice shall be redeemable, in whole or in part, at our election at any time prior to maturity at par plus accrued and unpaid interest thereon to the Conversion Termination Date.

On June 17, 2013, the common stock price hurdle necessary to constitute a Conversion Event was met. As such, we provided a Conversion Event Notice to the remaining bond holders on June 18, 2013. Bond holders had until August 3, 2013, the Conversion Termination Date, to tender their Convertible Notes for shares of common stock. See Note 19 for further information regarding this event.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the Exchange Offer and the Amendment to the 2012 Credit Agreement, we incurred $2.2 million of deferred financing costs, which are classified as Other Assets on the accompanying condensed consolidated balance sheet. The deferred financing costs for the Exchange Offer and the Amendment to the 2012 Credit Agreement are being amortized over the term of the 2013 Notes and the 2012 Credit Agreement, respectively, using the straight line method, which approximates the effective interest method.

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

Our derivative instruments are summarized as follows:

		Fair Value
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	June 30, 2013	December 31, 2012
Warrants	Derivative liabilities	$12,088	$4,857
Convertible Notes embedded derivative	Derivative liabilities	3,650	17,173
		$15,738	$22,030

The following table presents the effect of derivative instruments on the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2013, excluding income tax effects:

Derivative Instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	Three months ended June 30, 2013	Six months ended June 30, 2013
Warrants	Derivative loss	$(1,518)	$(7,231)
Convertible Notes embedded derivative	Derivative loss	(398)	(13,131)
		$(1,916)	$(20,362)

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions (in thousands) as of June 30, 2013 and December 31, 2012:

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Number of Shares
Derivative Instruments not designated as hedging instruments under ASC 815	June 30, 2013	December 31, 2012
Warrants	3,000	3,000
Convertible Notes embedded derivative	616	5,238
	3,616	8,238

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$12,088	$—	$—	$12,088
Derivative – Convertible Notes Embedded Derivative(2)	3,650	—	—	3,650
Other obligations - Long-Term Incentive Plan(3)	7,000	—	—	7,000
	$22,738	$—	$—	$22,738

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$4,857	$—	$—	$4,857
Derivative – Convertible Notes Embedded Derivative(2)	17,173	—	—	17,173
Other obligations - Long-Term Incentive Plan(3)	7,000	—	—	7,000
	$29,030	$—	$—	$29,030

(1)	Represents warrants issued in conjunction with our reorganization that was effective August 31, 2010.

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

Due to the Conversion Event that occurred during June of 2013, we changed the valuation model that we used to value our Convertible Notes embedded derivative liability at June 30, 2013 from a lattice model to a Black-Scholes-Merton model. Prior to the second quarter of 2013, the Convertible Notes embedded derivative was valued using a lattice model for instruments with the option to convert into common equity. The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs. The key inputs in determining our derivative liabilities include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies.

A reconciliation of the changes in Level 3 fair value measurements is as follows for June 30, 2013 and December 31, 2012 (in thousands):

	Warrants	Convertible Notes Embedded Derivative	Long-Term Incentive Plan, or LTIP
Balance at December 31, 2012	$4,857	$17,173	$7,000
Total losses included in net loss	5,713	12,733	—
Write-off of derivative on Convertible Notes tendered for 2013 Notes (1)	—	(26,641)	—
Balance at March 31, 2013	10,570	3,265	7,000
Total losses included in net income	1,518	398	—
Write-off of derivative on Convertible Notes tendered for Common Stock(2)	—	(13)	—
Balance at June 30, 2013	$12,088	$3,650	$7,000

(1)
Represents the pro rata portion of derivative liability associated with tendered Convertible Notes measured at the date of exchange, which is included in the gain on extinguishment of debt on the accompanying condensed consolidated statements of operations.

(2)
Represents the pro rata portion of derivative liability associated with tendered Convertible Notes measured at the date of tender, which is included in the gain on extinguishment of debt on the accompanying condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our 2012 Credit Agreement approximates fair value due to the floating interest rate. The fair value of our remaining Convertible Notes was approximately $9.2 million, including $3.7 million related to the embedded derivative, at June 30, 2013, and $68.8 million, including $17.2 million related to the embedded derivative, at December 31, 2012.

13. CORPORATE HEADQUARTERS RELOCATION AND LEASE EXIT COSTS

During the first quarter of 2012, we made the decision to relocate our corporate headquarters from Houston, Texas to Euless, Texas. The move was completed in July 2012. As a result of this decision, we have paid severance costs to employees that did not relocate with the Company, as well as other employee-related and general moving costs. For the three and six months ended June 30, 2013, we recorded approximately $0.3 million and $0.5 million, respectively, for these moving costs. For the three and six months ended June 30, 2012, we recorded approximately $0.5 million and $1.6 million, respectively, for moving costs. These costs are included in selling, general and administrative ("SG&A") expenses on the condensed consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the relocation, we ceased use of our leased corporate office space in Houston effective July 21, 2012.  Thus, during the third quarter of 2012, we recorded a $0.4 million non-cash charge to SG&A expenses for the net present value of the difference between the remaining lease payments and the market value we believe we could obtain for a sublease of the space over the remainder of the term.  We will continue to incur rent expense for the remainder of the lease term, which we include in SG&A expenses; however, the expense will be reduced by the amortization of the cease-use obligation over the remaining lease term.  The associated nominal accretion expense is included as a charge to SG&A expenses over the remaining lease term.  We did not sublease the office space during the first half of 2013, thus no rental income is recorded during the period for this space. We recorded credits of approximately $0.1 million in amortization of the cease-use obligation during each of the three and six months ended June 30, 2013.

14. INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of June 30, 2013 and December 31, 2012 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $0.5 million as of June 30, 2013 and December 31, 2012. We made income tax payments of approximately $0.3 million and $0.3 million during the the three and six months ended June 30, 2013, and approximately $0.2 million and $0.2 million for the three and six months ended June 30, 2012.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income/(loss) from discontinued operations. We recorded a tax benefit/(expense) of $(55,000) and $(70,000) respectively, included in our income from continuing operations for the three and six months ended June 30, 2013 and $(1,000) and $1,000 for the three and six months ended June 30, 2012, respectively. We recorded an offsetting tax benefit/(expense) in income from discontinued operations for the three and six months ended June 30, 2013 and June 30, 2012. The intra-period tax allocation between the results from continuing operations and discontinued operations in the comparable three and six months ended June 30, 2013 and June 30, 2012 was $0.

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

15. STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	June 30, 2013	December 31, 2012
Shares authorized	100,000	100,000
Shares outstanding at end of period	13,488	13,358
Shares held in treasury	272	118

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of June 30, 2013 or December 31, 2012.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 58,000 shares at a total value of approximately $0.9 million during the three months ended June 30, 2013, and 154,000 shares at a total value of approximately $2.1 million during the six months ended June 30, 2013. We accounted for the withholding of these shares as treasury stock.

16. NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the three months ended June 30, 2013, in thousands:

Numerator:
Income from continuing operations	$7,938
Loss from discontinued operations, net of income taxes	(1,263)
Net income	6,675
Add interest expense on Convertible Notes, net of tax effect	154
Numerator for diluted earnings per share	$6,829

Denominator:
Basic weighted average common shares outstanding	12,550
Convertible Notes	618
Restricted stock and restricted stock units	459
Stock options	7
Denominator for diluted earnings per share	13,634

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2013 and June 30, 2012, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock, restricted stock units, stock options, and warrants.  As of June 30, 2013 and June 30, 2012, the Convertible Notes may be converted into 0.6 million and 5.2 million shares of our common stock, respectively.  The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Potentially dilutive shares:
Convertible notes	—	5,238	618	5,238
Unvested restricted stock and restricted stock units	—	1,226	961	1,226
Stock options	35	154	93	154
Warrants	3,000	3,000	3,000	3,000
Total potentially dilutive shares	3,035	9,618	4,672	9,618

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

As of August 9, 2013, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2013.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2013.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $9.1 million as of June 30, 2013, compared to $9.0 million as of December 31, 2012, which is currently classified in accrued liabilities.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $17.1 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2013. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Ready-mixed concrete
Sales to external customers	$143,299	$122,722	$258,501	$221,910
Aggregate products
Sales to external customers	5,497	4,319	8,698	7,608
Intersegment sales	4,639	3,359	7,958	5,839
Total reportable segment revenue	153,435	130,400	275,157	235,357
Other products and eliminations	9,085	7,778	15,104	13,736
Total revenue	$162,520	$138,178	$290,261	$249,093

Loss from Continuing Operations:
Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$18,033	$11,074	$27,206	$18,154
Aggregate products	2,127	2,155	1,545	1,293
Total reportable segment Adjusted EBITDA	20,160	13,229	28,751	19,447

Other products and eliminations income (loss) from operations	1,409	(180)	1,851	(697)
Corporate overhead, net of insurance allocations	(8,719)	(6,519)	(16,148)	(13,476)
Depreciation, depletion and amortization for reportable segments	(3,739)	(2,994)	(7,793)	(5,839)
Interest expense, net	(2,588)	(2,905)	(5,360)	(5,774)
Corporate (loss) gain on early extinguishment of debt	(6)	—	4,304	—
Corporate derivative loss	(1,916)	(577)	(20,362)	(3,968)
Corporate and other products and eliminations other income, net	249	106	400	314
Income (loss) from continuing operations before income taxes	$4,850	$160	$(14,357)	$(9,993)

Capital Expenditures:
Ready-mixed concrete	$3,859	$1,851	$4,819	$2,191
Aggregate products	1,504	380	2,150	380
Other products and corporate	905	189	1,147	189
Total capital expenditures	$6,268	$2,420	$8,116	$2,760

Revenue by Product:
Ready-mixed concrete	$143,299	$122,722	$258,501	$221,910
Aggregate products	5,497	4,319	8,698	7,608
Precast concrete products	5,129	4,190	7,445	7,072
Building materials	3,714	2,989	6,615	5,432
Lime	1,773	1,719	4,171	3,027
Hauling	1,676	1,563	2,577	2,771
Other	1,432	676	2,254	1,273
Total revenue	$162,520	$138,178	$290,261	$249,093

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Property, Plant and Equipment Assets:	As of June 30, 2013	As of December 31, 2012
Ready-mixed concrete	$73,204	$75,469
Aggregate products	35,392	34,316
Other products and corporate	12,722	11,086
Total identifiable assets	$121,318	$120,871

19. SUBSEQUENT EVENTS

On July 26, 2013, we acquired three ready-mixed plants and related assets in our north Texas market from Bodin Concrete, L.P. for cash.

Subsequent to June 30, 2013, bond holders of our remaining $6.5 million in Convertible Notes converted $6.4 million of Convertible Notes into 0.6 million shares of our common stock. As of August 9, 2013, $0.1 million of Convertible Notes remained outstanding.

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

From 2007 through 2011, construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  However, during 2012, construction and related demand for ready-mixed concrete improved for the first time since 2006. That trend has continued thus far in 2013. For the three months ended June 30, 2013, our ready-mix concrete sales volume increased 8.5% to 1.4 million cubic yards from 1.3 million cubic yards during the second quarter of 2012. Sales volume in the 2013 second quarter was up in all of our major markets as compared to the 2012 second quarter, primarily due to increased construction activity, and despite rainy weather during June of 2013, which impacted our Texas and New York/New Jersey markets.

Index

Sales in our California market were also significantly favorably impacted by sales volume resulting from the Bode Companies acquisition during the fourth quarter of 2012. Partially offsetting the volume increases in our major markets, were volume decreases in the Washington D.C. area and in our Onsite portable business. Both of these units had large ongoing projects during 2012. We experienced a 7.6% increase in consolidated average ready-mix sales prices for the three months ended June 30, 2013, as compared to the 2012 second quarter, resulting in the ninth consecutive fiscal quarter we have seen increased selling prices. As a result of the increased ready-mixed sales volume and higher sales prices, our revenue increased period-over-period. Additionally, the higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during the second quarter of 2013, when compared to the prior year period, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of (i) financing seasonal working capital requirements; (ii) servicing indebtedness under the 2012 Credit Agreement, as defined below, and our 9.5% Senior Secured Notes due 2015 (the "2013 Notes") as described below; (iii) purchasing property and equipment; and (iv) payments related to any strategic acquisitions. Our portfolio strategy may from time to time include strategic acquisitions and divestitures in various regions and markets and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital. Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund the increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the 2012 Credit Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base typically declines also during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather. Our availability under the 2012 Credit Agreement at June 30, 2013 increased to $67.8 million from availability of $52.4 million at December 31, 2012 due to increased availability following the amendment to our 2012 Credit Agreement, which increased our borrowing capacity from $80.0 million to $102.5 million, partially offset by higher borrowings under the facility during the second quarter of 2013.

The projection of our cash needs is based upon many factors, including our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the 2012 Credit Agreement and cash generated from operations will provide us with sufficient liquidity in the ordinary course. The 2012 Credit Agreement is scheduled to mature in July 2015. If, however, the 2012 Credit Agreement is not adequate to fund our operations in the event that our operating results and projected needs are proven to be incorrect, we would need to obtain an amendment to the 2012 Credit Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets. We anticipate increasing our capital expenditures over the next quarter, especially related to mixer trucks, to meet demand and volume increases.

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

The following key financial measurements reflect our financial position and capital resources as of June 30, 2013 and December 31, 2012 (dollars in thousands):

Index

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$7,149	$4,751
Working capital	$40,883	$18,565
Total debt	$90,796	$63,459

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

We and certain of our subsidiaries have entered into a Loan and Security Agreement (as subsequently amended; the “2012 Credit Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The 2012 Credit Agreement provides for a $102.5 million asset-based revolving credit facility (the “2012 Revolving Commitment”) and has an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $125.0 million. Our actual maximum credit availability under the 2012 Credit Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, minus reserves imposed by the Lenders and other adjustments. The 2012 Credit Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit. Advances under the 2012 Credit Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The 2012 Credit Agreement contains usual and customary negative covenants and customary events of default for transactions of this type and requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2012 Credit Agreement. As of June 30, 2013, we were in compliance with all covenants, and for the trailing twelve month period ended June 30, 2013, our fixed charge coverage ratio was 3.14 to 1.0. As of June 30, 2013, we had $21.0 million of outstanding borrowings and $11.3 million of undrawn standby letters of credit, leaving $67.8 million of unused borrowing capacity under the 2012 Credit Agreement. The expiration date of the 2012 Credit Agreement is July 1, 2015.
As of June 30, 2013, we had $61.1 million of the 2013 Notes outstanding. The Company will pay interest on the 2013 Notes on April 1 and October 1 of each year, commencing on October 1, 2013. The 2013 Notes will mature on October 1, 2015, and are redeemable at the Company's option prior to maturity at prices specified in the indenture governing the 2013 Notes (the “2013 Indenture”). The 2013 Indenture contains negative covenants that restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Our obligations under the 2013 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee the indebtedness under the 2012 Revolving Commitment. The 2013 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2013 Notes and the guarantees thereof are secured by certain property and assets of the Company and the guarantors. Under the terms of the 2013 Indenture, we are required to meet a consolidated secured debt ratio test, which could restrict our ability to borrow the amount available under the 2012 Credit Agreement. At June 30, 2013, our consolidated secured debt ratio was 2.83 to 1.00.
As of June 30, 2013, we had $6.5 million of 9.5% Convertible Notes due 2015 (the "Convertible Notes") outstanding. The Convertible Notes bear interest at a rate of 9.5% per annum and will mature on August 31, 2015. The Convertible Notes are convertible, at the option of the holder, at any time on or prior to maturity, into shares of our common stock, at an initial conversion rate of 95.23809524 shares of common stock per $1,000 principal amount of Convertible Notes (the “Conversion Rate”). If the closing price of the common stock exceeds 150% of the Conversion Price (defined as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each remaining holder of Convertible Notes in accordance with the indenture governing the Convertible Notes.  On June 17, 2013, the common stock price hurdle necessary to constitute a Conversion Event was met. As such, we provided a Conversion Event Notice to the remaining bond holders on June 18, 2013. Bond holders had until close of business on August 2, 2013 to tender their Convertible Notes for shares of common stock. Subsequent to June 30, 2013, holders of our remaining $6.5 million in Convertible Notes converted $6.4 million of Convertible Notes into 0.6 million shares of our common stock. As of August 7, 2013, $0.1 million of Convertible Notes remained outstanding.
For additional information regarding our arrangements relating to outstanding indebtedness, the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 2.

Index

Cash Flows

Our net cash provided by or used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $9.4 million for the six months ended June 30, 2013, compared to net cash used of $5.7 million for the six months ended June 30, 2012, generally reflecting lower uses of cash to fund working capital items during the 2013 period. The 2013 period was favorably impacted by higher non-cash items included in our net loss for the period.

We used $9.8 million to fund investing activities during the six months ended June 30, 2013 compared to $1.2 million for the six months ended June 30, 2012. This change primarily reflects a $5.1 million increase in capital spending over the prior year period, primarily for purchases of plant improvements, plant equipment, mixer trucks, and other rolling stock. In addition, we paid $1.9 million during the 2013 period to Oldcastle Precast Inc. ("Oldcastle") related to the re-acquisition of certain assets and settlement of certain liabilities associated with the disposal of our California precast operations in 2012. Proceeds from asset disposals decreased to $0.2 million during the six months ended June 30, 2013, from $1.8 million during the 2012 period, as we disposed of less land, vehicles and equipment than during the first half of 2012.

Our net cash provided by financing activities was $2.8 million for the first six months of 2013 compared to $9.4 million for the comparable 2012 period. The change was primarily the result of lower net borrowings on our credit facility needed to operate our business as compared to the prior year period, $2.0 million paid in 2013 for debt issuance costs associated with our 2013 Notes, as well as $2.1 million paid in the 2013 period for the purchase of treasury shares related to our restricted stock grants. In the 2012 period, we paid $0.8 million related to the redemption of our interest in the Michigan joint venture.

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

Overall, prices for cement and aggregates increased in the first six months of 2013, compared to the same period in 2012, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  Demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

Acquisitions and Divestitures

Our portfolio strategy may from time to time include strategic acquisitions and divestitures in various regions and markets and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital.

For a description of our recent acquisitions and divestitures, the information set forth in Note 3, “Acquisitions and Dispositions,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 2.

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

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2013	2012	%	2013	2012	%
	(unaudited)			(unaudited)
Revenue	$162,520	$138,178	17.6%	$290,261	$249,093	16.5%
Cost of goods sold before depreciation, depletion and amortization	132,720	118,182	12.3	243,877	216,847	12.5
Selling, general and administrative expenses	16,400	13,580	20.8	30,922	27,223	13.6
Gain on sale of assets	(31)	(8)	NM	(26)	(599)	(95.7)
Depreciation, depletion and amortization	4,570	3,771	21.2	9,424	7,393	27.5
Income (loss) from operations	8,861	2,653	234.0	6,064	(1,771)	NM
Interest expense, net	(2,588)	(2,905)	(10.9)	(5,360)	(5,774)	(7.2)
Derivative loss	(1,916)	(577)	232.1	(20,362)	(3,968)	NM
(Loss) gain on extinguishment of debt	(6)	—	—	4,304	—	—
Other income, net	499	989	(49.5)	997	1,520	(34.4)
Income (loss) from continuing operations before income taxes	4,850	160	NM	(14,357)	(9,993)	43.7
Income tax benefit (expense)	3,088	(106)	NM	8,285	(294)	NM
Income (loss) from continuing operations	7,938	54	NM	(6,072)	(10,287)	(41.0)
Loss from discontinued operations, net of taxes	(1,263)	(362)	NM	(1,617)	(251)	NM
Net income (loss)	$6,675	$(308)	NM	$(7,689)	$(10,538)	(27.0%)

Ready-mixed Concrete Data:
Average selling price per cubic yard	$102.71	$95.44	7.6%	$102.12	$96.33	6.0%
Sales volume in cubic yards	1,390	1,281	8.5%	2,523	2,295	9.9%
Aggregates Data:
Average selling price per ton	$8.97	$7.64	17.4%	$8.70	$7.30	19.2%
Sales volume in tons	952	861	10.6%	1,647	1,576	4.5%

Revenue. Revenue for the three months ended June 30, 2013 increased 17.6%, or $24.3 million, to $162.5 million from $138.2 million in the comparable 2012 period, primarily due to increased sales of ready-mixed concrete. Ready-mixed sales contributed 84.5%, or $20.6 million, of our increased revenue, driven by increases in both average selling price and sales volume. Sales volume in the 2013 second quarter was up in all of our major markets as compared to the 2012 second quarter, primarily due to increased construction activity, and despite rainy weather during June of 2013, which impacted our Texas and New York/New Jersey markets. Sales in our California market were also significantly favorably impacted by sales volume resulting from the Bode acquisition during the fourth quarter of 2012. Partially offsetting the volume increases in our major markets, were volume decreases in the Washington, D.C. area and in our Onsite portable business. Both of these units had large ongoing projects during 2012. Aggregates sales in the second quarter of 2013 increased $2.5 million, or 32.0%, to $10.1 million from $7.7 million in the 2012 period, driven by an increase in average selling price and increased sales volumes. Other product revenues and eliminations, which includes our building materials, precast concrete products, lime slurry, hauling business, and eliminations of our intersegment sales, increased $1.3 million in the 2013 period to $9.1 million from $7.8 million in the 2012 period.

Index

Revenue for the six months ended June 30, 2013 of $290.3 million, increased 16.5%, or $41.2 million, from $249.1 million in the comparable 2012 period, primarily due to increased sales of ready-mixed concrete. Ready-mixed sales represented 88.9%, or $36.6 million, of our increased revenue, resulting from increases in both average selling price and sales volume. Our increase in sales volume was primarily attributable to increased activity in our north Texas market and increased volume in our California market primarily resulting from the Bode acquisition during the fourth quarter of 2012, partially offset by lower volume in the Washington, D.C. market, as well as our Onsite portable business, both of which had large on-going projects during 2012. Aggregates sales for the first six months of 2013 increased 23.9%, or $3.2 million, to $16.7 million from $13.4 million in the 2012 first half, driven by an increase in average selling price and increased sales volume. Other product revenues and eliminations, which includes our building materials, precast concrete products, lime slurry, hauling business, and eliminations of our intersegment sales, increased to $15.1 million in the 2013 six-month period from $13.7 million in the 2012 six-month period.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization ("DD&A") increased $14.5 million, or $12.3%, to $132.7 million in the second quarter of 2013 from $118.2 million in the 2012 quarter. Our costs increased primarily due to volume growth in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. We also saw increased raw materials prices from our suppliers, which increased our cost of goods sold. Plant fixed costs, which primarily consists of leased equipment costs, property taxes, dispatch costs, and plant management, increased modestly over the prior year quarter, primarily due to higher dispatch costs.

For the first half of 2013, cost of goods sold before DD&A increased to $243.9 million from $216.8 million in the 2012 first half, an increase of $27.0 million, or $12.5%. Our costs increased primarily due to volume growth in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs. Plant fixed costs increased modestly over the prior year first half, primarily due to higher dispatch costs.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were $16.4 million for the second quarter of 2013, compared to $13.6 million in the comparable 2012 quarter, an increase of $2.8 million, or 20.8%. SG&A expenses for the second quarter of 2013 included a $2.0 million increase in non-cash stock compensation expense over the 2012 second quarter. This increase was primarily the result of the achievement of the performance goal associated with delivery of a Conversion Event Notice, which occurred on June 18, 2013. The Conversion Event triggered the conversion of certain previously vested incentive restricted stock units, resulting in the issuance of approximately 69,000 shares of our common stock during the second quarter of 2013. Prior to the second quarter of 2013, no compensation expense had been recognized for these grants, as achievement of the performance goal was not considered probable. Additional non-cash compensation expense was recorded associated with certain restricted stock units that were contingent upon shareholder approval of the plan under which they were granted. Such approval was obtained in May 2013. Also impacting SG&A expenses during the second quarter of 2013, was $0.8 million in higher bonus accruals. Expenses related to the relocation of the corporate headquarters totaled $0.3 million for the 2013 second quarter compared to $0.5 million for the 2012 second quarter. As a percentage of total revenue, SG&A expenses increased to 10.1% in the 2013 second quarter from 9.8% in the 2012 second quarter.

 SG&A expenses of $30.9 million in the 2013 first half increased $3.7 million, or 13.6%, from $27.2 million for the corresponding period in 2012. SG&A expenses for the first half of 2013 included a $2.1 million increase in non-cash stock compensation expense due to the factors that occurred in the second quarter of 2013, as discussed in the paragraph above. Also contributing to the higher SG&A expenses in the 2013 first half were $1.6 million in higher bonus accruals. Corporate relocation expenses included in SG&A totaled $0.5 million for the first half of 2013 compared to $1.6 million for the first half of 2012. As a percentage of total revenue, SG&A expenses declined to 10.7% in the 2013 first half from 10.9% in the 2012 first half.

Depreciation, depletion and amortization. DD&A expense increased $0.8 million, or 21.2%, to $4.6 million for the three months ended June 30, 2013 from $3.8 million in the corresponding period of 2012, due primarily to depreciation and amortization of assets purchased in the Bode acquisition.

DD&A expense rose $2.0 million, or 27.5%, to $9.4 million for the six months ended June 30, 2013 from $7.4 million in the corresponding period of 2012, due primarily to depreciation and amortization of assets purchased in the Bode acquisition.

Income (loss) from operations. Income from operations increased $6.2 million, or 234.0%, to $8.9 million in the second quarter of 2013 from $2.7 million in the corresponding quarter of 2012. Higher ready-mixed revenue driven by both increased volume and average selling price resulted in efficiencies that lead to higher income from operations as a percentage of revenue (“operating margins”). Operating margins improved to 5.5% for the 2013 second quarter compared to 1.9% in the 2012 second quarter.

Index

Income from operations increased to $6.1 million for the first half of 2013 compared to a loss from operations of ($1.8) million in the 2012 first half, and increase of $7.8 million. Increased ready-mixed revenue driven by both higher volume and average selling price resulted in improved operating margins. Operating margins of 2.1% for the 2013 first half improved from (0.7%) in the 2012 first half.

Interest expense, net.  Net interest expense was $2.6 million for the three months ended June 30, 2013 compared to $2.9 million for the comparable 2012 period. Net interest expense for the six months ended June 30, 2013 was $5.4 million versus $5.8 million in the comparable 2012 period. The decrease for the second quarter and first six months of 2013 primarily reflects the extinguishment of a majority of the previously deferred financing costs and note discount associated with our Convertible Notes which were exchanged for our 2013 Notes at the end of the first quarter of 2013. These amounts were being amortized to interest expense over the life of the Convertible Notes.

Derivative loss.  For the quarter ended June 30, 2013, we recorded a non-cash loss on derivatives of $1.9 million related to fair value changes in our remaining embedded Convertible Notes derivative and the Warrants. This was an increase of $1.3 million over the comparable 2012 quarter, when we recorded a non-cash loss on derivatives of $0.6 million.  All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $15.7 million at June 30, 2013 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. For the quarter ended June 30, 2013, we recorded a non-cash loss from fair value changes in our remaining Convertible Notes embedded derivative of approximately $0.4 million, primarily due to an increase in the price of our common stock and changes in our stock price volatility. In addition, we recorded a non-cash loss from fair value changes in the Warrants during the 2013 second quarter of approximately $1.5 million due primarily to the increase in the price of our common stock. These amounts compare to the 2012 quarter, during which we recorded a non-cash loss from fair value changes in the Convertible Notes of $0.5 million and in the Warrants of $0.1 million, primarily due to the increase in the price of our common stock during the period.

For the six months ended June 30, 2013, we recorded a non-cash loss from fair value changes in our Convertible Notes embedded derivative of approximately $13.1 million. Most of the $13.1 million loss for the 2013 first six months relates to the fair value adjustment to the $55.0 million of Convertible Notes that were outstanding immediately prior to the completion of the Exchange Offer that occurred during March 2013. Following the Exchange Offer, and as of June 30, 2013, $6.5 million of Convertible Notes remain outstanding and are subject to future fair value adjustments. In addition, we recorded a non-cash loss from fair value changes in the Warrants during the first six months of 2013 of approximately $7.2 million due primarily to the increase in the price of our common stock. These amounts compare to the 2012 period during which we recorded a non-cash loss from fair value changes in the Convertible Notes of $2.8 million and $1.2 million in the Warrants, primarily due to the increase in the price of our common stock during the period.

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

Other income, net.  Other income was $0.5 million for the three months ended June 30, 2013, compared to $1.0 million for the comparable 2012 quarter.   Other income for the 2013 first half was $1.0 million, compared to $1.5 million for the 2012 first half. Other income in the three and six months ended June 30, 2012 included $0.5 million related to royalties received for mineral rights on a property in west Texas.

Income taxes.  We recorded income tax benefit allocated to continuing operations of $3.1 million and $8.3 million for the three and six months ended June 30, 2013, respectively, and income tax expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2012, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income/(loss) from discontinued operations. We recorded a tax benefit/(expense) of ($55,000) and ($70,000) included in our income from continuing operations for the three and six months ended June 30, 2013, respectively, and ($1,000) and $1,000 for the three and six months ended June 30, 2012, respectively. We recorded an offsetting tax benefit/

Index

(expense) in income from discontinued operations for the three and six months ended June 30, 2013 and June 30, 2012, respectively. The intra-period tax allocation between the results from continuing operations and discontinued operations in the comparable three and six months ended June 30, 2013 and June 30, 2012 was $0.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of June 30, 2013 and December 31, 2012 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $0.5 million as of both June 30, 2013 and December 31, 2012.

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

See Note 18 to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income or loss from continuing operations before income taxes.

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2013	2012	%	2013	2012	%

Ready-mixed Concrete Segment
Revenue	$143,299	$122,722	16.8%	$258,501	$221,910	16.5%
Segment revenue as a percentage of total revenue	88.2%	88.8%		89.1%	89.1%
Adjusted EBITDA	$18,033	$11,074	62.8%	$27,206	$18,154	49.9%
Adjusted EBITDA as a percentage of segment revenue	12.6%	9.0%		10.5%	8.2%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$102.71	$95.44	7.6%	$102.12	$96.33	6.0%
Sales volume in thousands of cubic yards	1,390	1,281	8.5%	2,523	2,295	9.9%

Revenue. Our ready-mixed concrete sales provided 88.2% of our total revenue in the second quarter of 2013, compared to 88.8% in the second quarter of 2012. Segment revenue for the second quarter increased $20.6 million, or 16.8%, over the 2012 quarter. This increase was primarily driven by an 8.5% increase in sales volume, or 0.1 million cubic yards. Increased volume provided $10.4 million, or approximately 50.6%, of our ready-mixed concrete revenue growth. We also  experienced an approximate 7.6% increase in our ready-mix average selling price per cubic yard during the 2013 second quarter versus the 2012 second quarter. Increased selling price contributed $10.1 million, or 49.1%, of our revenue growth in the second quarter of 2013. Our sales volume was higher in our California market, primarily due to volume resulting from the Bode acquisition that was completed during the fourth quarter of 2012, higher in our north Texas market due primarily to increased construction activity, up slightly in our west Texas market, and up in our New York/New Jersey area, primarily due to increased activity in the New Jersey area. Partially offsetting these increases were decreased volume in the Washington D.C. area and in our Onsite portable business, both of which had large ongoing projects during the 2012 period. Our average selling prices were comparable or higher in all of our major markets during the second quarter of 2013.

For both the first half of 2013 and 2012, our ready-mixed concrete sales provided 89.1% of our total revenue. Segment revenue for the first half of 2013 increased $36.6 million, or 16.5%, over the 2012 first half. This increase was primarily driven by a 9.9% increase in sales volume, or 0.2 million cubic yards. Increased volume provided $22.0 million, or approximately 60.0%, of our ready-mixed concrete revenue growth. We also experienced an approximate 6.0% increase in our ready-mix average selling price per cubic yard during the 2013 first six months versus the 2012 first six months. Increased selling price contributed $14.6 million, or 40.0%, of our revenue growth in the first half of 2013. Our sales volume was higher in our California market, primarily due to volume resulting from the Bode acquisition that was completed during the fourth quarter of 2012, higher in our north Texas

Index

market due primarily to increased construction activity, up slightly in our west Texas market, and slightly higher in our New York/New Jersey area, due to increased activity in the New Jersey market. Our average selling price increased in all of our major markets, except the New York/New Jersey market, which faced increased competitive pricing pressure.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment increased to $18.0 million in the 2013 second quarter from $11.1 million in the 2012 quarter, an increase of $6.9 million, or 62.8%. This increase was driven by an 8.5% increase in sales volume and a 7.6% increase in our average selling price, which increased total revenue by $20.6 million. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume. During the second quarter of 2013, we also saw increased raw materials prices from our vendors, as compared to the 2012 second quarter, which increased our cost of goods sold for the period. However, we were generally able to pass these price increases along to our customers. Our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, increased slightly in the second quarter compared to the prior year quarter. Segment Adjusted EBITDA as a percentage of segment revenues increased to 12.6% in the 2013 second quarter from 9.0% in the 2012 second quarter, reflecting primarily the higher revenues.

For the first half of 2013, Adjusted EBITDA for our ready-mixed concrete segment increased $9.1 million, or 49.9%, to $27.2 million in the 2013 period from $18.1 million in the comparable 2012 period. Our sales volume increased 9.9%, while our average selling price increased 6.0%, resulting in an increase in revenue of $36.6 million. Partially offsetting the higher revenue was the associated increase in cost of goods sold resulting from the higher sales volume. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume. We also saw increased raw materials prices from our vendors during the first half of 2013, which increased our cost of goods sold for the period. However, we were generally able to pass these price increases along to our customers. Our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, increased slightly in the second quarter compared to the prior year second quarter. Segment Adjusted EBITDA as a percentage of segment revenues increased from 8.2% in the 2012 half to 10.5% in the 2013 half, reflecting primarily the higher revenues.

Index

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2013	2012	%	2013	2012	%

Aggregate Products Segment
Revenue	$10,136	$7,678	32.0%	$16,656	$13,447	23.9%
Segment revenue as a percentage of total revenue	6.2%	5.6%		5.7%	5.4%
Adjusted EBITDA	$2,127	$2,155	(1.3)%	$1,545	$1,293	19.5%
Adjusted EBITDA as a percentage of segment revenue	21.0%	28.1%		9.3%	9.6%

Aggregates Data:
Average selling price per ton	$8.97	$7.64	17.4%	$8.70	$7.30	19.2%
Sales volume in thousands of tons	952	861	10.6%	1,647	1,576	4.5%

Revenue.  Sales of our aggregate products provided 6.2% of our second quarter 2013 revenue, compared to 5.6% in the 2012 second quarter. Segment revenue increased $2.5 million, or 32.0%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at market prices. Approximately 45.8% of our second quarter 2013 aggregates sales, or $4.6 million, were to our ready-mixed segment, versus 43.8%, or $3.4 million, in the comparable 2012 quarter. Our overall aggregates revenue growth in the second quarter of 2013 was driven by a 17.4% increase in our average selling price, which contributed $1.3 million of our aggregates revenue increase. Our aggregates sales volume, which increased 10.6% in the 2013 second quarter over the comparable 2012 quarter, provided $0.7 million of our revenue growth for the quarter. In addition, freight charges to deliver the aggregates to the external customer, which are included in revenue, increased $0.4 million during the second quarter of 2013.

For the 2013 first half, sales of our aggregate products provided 5.7% of our 2013 revenue, compared to 5.4% in the 2012 first half. Segment revenue increased $3.2 million, or 23.9%, over comparable prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at market prices. Approximately 47.8% of our first half 2013 aggregates sales, or $8.0 million, were to our ready-mixed segment, versus 43.4%, or $5.8 million, in the comparable 2012 period. Our overall aggregates revenue growth in the 2013 first half was driven by a 19.2% increase in our average selling price, contributing $2.3 million of our aggregates revenue increase. Our aggregates sales volume, which increased 4.5% in the first half of 2013 as compared to the first half of 2012, contributed $0.5 million to our revenue growth. Freight charges to deliver the aggregates to the external customer, which are included in revenue, increased $0.2 million during the first half of 2013 over the first half of 2012.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment was relatively flat at $2.1 million in the 2013 quarter versus $2.2 million in the 2012 quarter, primarily reflecting the higher revenue, offset by higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, and pit costs to prepare the stone and gravel for use, all increased primarily due to increased sales volume during the 2013 quarter. Our cost of goods sold for the second quarter of 2012 was favorably impacted by higher production levels, resulting in overall lower variable costs, which led to better operating margins. Our quarry fixed costs, which includes primarily property taxes, equipment rental, and plant management costs, were flat when compared to the prior year. Overall, our segment Adjusted EBITDA as a percentage of segment revenue decreased to 21.0% in the 2013 quarter from 28.1% in the 2012 second quarter, primarily due to the increase in cost of goods sold.

For the 2013 first half, Adjusted EBITDA for our aggregates segment improved by $0.2 million to $1.5 million from $1.3 million in the first half of 2012, primarily reflecting the higher revenue, partially offset by higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, and pit costs to

Index

prepare the stone and gravel for use, all increased primarily due to increased sales during the 2013 first half. Our quarry fixed costs were relatively flat versus the prior year period. Our segment Adjusted EBITDA as a percentage of segment revenue decreased from 9.6% in the 2012 first half to 9.3% in the 2013 first half, primarily due to the increase in cost of goods sold.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At June 30, 2013, we had $11.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $17.1 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first six months of 2013 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

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

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $15.7 million and $22.0 million at June 30, 2013 and December 31, 2012, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $2.3 million, resulting in a loss in the same amount. A 5% decrease in these factors would have the converse effect of approximately $2.1 million. A 5% increase in the stock price, volatility and conventional debt interest rates would increase the value of our embedded Convertible Notes derivative liability by approximately $0.5 million, resulting in a loss in the same amount. A 5% decrease in these factors would have a converse effect of the same amount. During the six month period ended June 30, 2013, we recorded a loss from fair value changes in our embedded Convertible Notes derivative of approximately $13.1 million and a loss from fair value changes in our Warrants of approximately $7.2 million. Both losses were due primarily to the increase in the price of our common stock.

Borrowings under our 2012 Credit Agreement expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the 2012 Credit Agreement. Based on the $21.0 million outstanding under this facility as of June 30, 2013, a 1% increase or decrease in the applicable rate would increase or decrease our annual interest expense by $0.2 million.

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

Disclosure Controls and Procedures

As of June 30, 2013, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended June 30, 2013:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2013	23,456	13.57	—	—
May 1 - May 31, 2013	25,037	15.46	—	—
June 1 - June 30, 2013	8,397	16.27	—	—
Total	56,890	$14.80	—	—

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

10.1*	—U.S. Concrete, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2013 (File No. 001-34530)).
10.2*	—U.S. Concrete, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 17, 2013 (File No. 001-34530)).
10.3*	—U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2013 (File No. 001-34530)).
10.4*
—U.S. Concrete, Inc. Long Term Incentive Plan Restricted Stock Unit Agreement (Directors and Consultants) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2013 (File No. 333-188621)).

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

U.S. CONCRETE, INC.

Date: August 9, 2013	By:	/s/ William M. Brown
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

10.1*	—U.S. Concrete, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2013 (File No. 001-34530)).
10.2*	—U.S. Concrete, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 17, 2013 (File No. 001-34530)).
10.3*	—U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2013 (File No. 001-34530)).
10.4*
—U.S. Concrete, Inc. Long Term Incentive Plan Restricted Stock Unit Agreement (Directors and Consultants) (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 filed on May 15, 2013 (File No. 333-188621)).

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