Form 10-Q
period 2013-09-30
US CONCRETE INC
filed 2013-11-07
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

There were 14,047,660 shares of common stock, par value $.001 per share, of the registrant outstanding as of November 6, 2013.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,679	$4,751
Trade accounts receivable, net of allowances of $2,715 and $2,368 as of September 30, 2013 and December 31, 2012, respectively	109,532	84,034
Inventories	26,890	25,001
Deferred income taxes	2,674	2,835
Prepaid expenses	3,819	3,651
Other receivables	2,960	4,414
Other current assets	2,161	3,080
Total current assets	155,715	127,766
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $50,759 and $38,273 as of September 30, 2013 and December 31, 2012, respectively	127,932	120,871
Goodwill	11,726	10,717
Purchased intangible assets, net	13,443	15,033
Other assets	3,471	5,337
Total assets	$312,287	$279,724
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,337	$1,861
Accounts payable	59,391	48,880
Accrued liabilities	48,784	36,430
Derivative liabilities	17,555	22,030
Total current liabilities	128,067	109,201
Long-term debt, net of current maturities	81,722	61,598
Other long-term obligations and deferred credits	10,936	13,114
Deferred income taxes	3,126	3,287
Total liabilities	223,851	187,200
Commitments and contingencies (Note 17)
Equity:
Preferred stock	—	—
Common stock	14	13
Additional paid-in capital	151,968	136,451
Accumulated deficit	(58,187)	(43,196)
Treasury stock, at cost	(5,359)	(744)
Total stockholders’ equity	88,436	92,524
Total liabilities and equity	$312,287	$279,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$173,567	$147,046	$463,828	$396,139
Cost of goods sold before depreciation, depletion and amortization	142,215	124,996	386,092	341,843
Selling, general and administrative expenses	14,601	15,063	45,523	42,286
Depreciation, depletion and amortization	4,753	3,677	14,177	11,070
(Gain) loss on sale of assets	(39)	67	(65)	(532)
Income from operations	12,037	3,243	18,101	1,472
Interest expense, net	(2,477)	(2,842)	(7,837)	(8,616)
Derivative loss	(5,467)	(2,576)	(25,829)	(6,544)
(Loss) gain on extinguishment of debt	(1,673)	(2,630)	2,631	(2,630)
Other income, net	395	463	1,392	1,983
Income (loss) from continuing operations before income taxes	2,815	(4,342)	(11,542)	(14,335)
Income tax (expense) benefit	(9,976)	472	(1,691)	178
Loss from continuing operations	(7,161)	(3,870)	(13,233)	(14,157)
(Loss) income from discontinued operations, net of taxes	(141)	659	(1,758)	408
Net loss	$(7,302)	$(3,211)	$(14,991)	$(13,749)

Basic and diluted loss per share:
Loss from continuing operations	$(0.54)	$(0.32)	$(1.04)	$(1.16)
(Loss) income from discontinued operations, net of taxes	(0.01)	0.06	(0.14)	0.03
Net loss per share – basic and diluted	$(0.55)	$(0.26)	$(1.18)	$(1.13)

Weighted average shares outstanding:
Basic and diluted	13,207	12,218	12,705	12,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2011	12,867	$13	$133,939	$(17,457)	$(415)	$116,080
Stock-based compensation expense	—	—	2,271	—	—	2,271
Restricted stock vesting	84	—	—	—	—	—
Restricted stock grants	442	—	—	—	—	—
Purchase of treasury shares	(55)	—	—	—	(307)	(307)
Net loss	—	—	—	(13,749)	—	(13,749)
BALANCE, September 30, 2012	13,338	$13	$136,210	$(31,206)	$(722)	$104,295

BALANCE, December 31, 2012	13,358	$13	$136,451	$(43,196)	$(744)	$92,524
Stock-based compensation expense	—	—	4,721	—	—	4,721
Restricted stock vesting	155	—	—	—	—	—
Restricted stock grants	174	1	—	—	—	1
Stock options exercised	16	—	205	—	—	205
Conversion of convertible debt	608	—	10,591	—	—	10,591
Purchase of treasury shares	(282)	—	—	—	(4,615)	(4,615)
Net loss	—	—	—	(14,991)	—	(14,991)
BALANCE, September 30, 2013	14,029	$14	$151,968	$(58,187)	$(5,359)	$88,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,991)	$(13,749)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	14,202	11,662
Debt issuance cost amortization	1,775	3,148
(Gain) loss on extinguishment of debt	(2,631)	2,630
Amortization of facility exit costs	(142)	(39)
Amortization of discount on long-term incentive plan and other accrued interest	381	—
Net loss on derivative	25,829	6,544
Net loss (gain) on sale of assets	237	(2,553)
Deferred income taxes	1,331	(21)
Deferred rent	513	—
Provision for doubtful accounts	843	683
Facility exit costs	—	358
Stock-based compensation	4,722	2,271
Changes in assets and liabilities:
Accounts receivable	(26,093)	(22,920)
Inventories	(1,854)	(733)
Prepaid expenses and other current assets	2,546	(2,218)
Other assets and liabilities	(2,569)	(15)
Accounts payable and accrued liabilities	22,740	7,010
Net cash provided by (used in) operating activities	26,839	(7,942)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,365)	(4,525)
Payments for acquisitions	(5,261)	(4,300)
Proceeds from disposals of property, plant and equipment	218	1,852
(Payments for) proceeds from disposal of business units	(2,333)	22,751
Change in restricted cash	—	(1,456)
Net cash (used in) provided by investing activities	(20,741)	14,322
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	107,204	125,223
Repayments of borrowings	(102,504)	(131,397)
Proceeds from exercise of stock options	205	—
Proceeds from other borrowings	—	1,900
Payments for third-party financing and seller-financed debt	(1,420)	(1,051)
Debt issuance costs	(2,040)	(1,155)
Purchase of treasury shares	(4,615)	(307)
Net cash used in financing activities	(3,170)	(6,787)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,928	(407)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,751	4,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,679	$3,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete,” or the “Company”) and have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of our results expected for the year ending December 31, 2013, or for any future period.

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions that we consider critical and that involve complex judgments in the preparation of our financial statements include those related to our goodwill, accruals for self-insurance, income taxes, the valuation of long-lived assets, and the valuation of derivative instruments.

2.	RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

In January 2013, the Financial Accounting Standards Board (the "FASB") issued an amendment to clarify the scope of a prior amendment issued in December 2011. The January 2013 amendment limits the December 2011 amendment's disclosure requirements regarding offsetting and related arrangements to specific derivative, borrowing, and lending transactions. Thus, certain master netting arrangements are no longer subject to the December 2011 amendment's requirements. Both the December 2011 and January 2013 amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company adopted this guidance on January 1, 2013, and there was no material impact on the consolidated financial statements.

In July 2012, the FASB issued an amendment to its indefinite-lived intangible assets impairment testing guidance to simplify how entities test for indefinite-lived intangible asset impairments. The objective of the amendment is to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendment also enhances the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company adopted this guidance on January 1, 2013, and there was no material impact on the consolidated financial statements. The Company completes annual impairment tests during the fourth quarter.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2012 Form 10-K.

3.	ACQUISITIONS AND DISPOSITIONS

Purchase of Bodin Concrete Assets

On July 26, 2013, we acquired three ready-mixed concrete plants and related assets in our north Texas market from Bodin Concrete, LP for cash. We acquired plant and equipment and goodwill. The goodwill ascribed to the purchase is related to the synergies we expect to achieve with expansion into the eastern corridor of the north Texas market in which we already operate. We expect the goodwill to be deductible for tax purposes. See Note 14 for additional information regarding income taxes.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter of 2013, pursuant to the terms of the asset purchase agreement, we made payments totaling $0.5 million to Jensen related to the reacquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities.

Purchase of Bode Gravel and Bode Concrete Equity Interests

On October 30, 2012, we completed the acquisition of all of the outstanding equity interests of Bode Gravel Co. and Bode Concrete LLC (collectively, the "Bode Companies") pursuant to an equity purchase agreement dated October 17, 2012. The Bode Companies operated two fixed and one portable ready-mixed concrete plant and 41 mixer trucks in the San Francisco, California area, and produced approximately 243,000 cubic yards of ready-mixed concrete in 2011. The purchase price for the acquisition was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments ("Bode Earn-out"). The earn-out payments are contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7.0 million in cash payable over a six-year period, resulting in total consideration fair value of $33.1 million. We funded the acquisition from cash on hand and borrowings under our 2012 Credit Agreement (as defined in Note 8).

The purchase price allocation has been prepared and recorded on a preliminary basis and may change as additional information becomes available regarding the fair value and tax basis of the assets and liabilities acquired. Changes to the purchase price allocation will be made as soon as practical, but no later than October 30, 2013, which is one year from the acquisition date. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. The goodwill ascribed to the purchase is related to the synergies we expect to achieve, as well as expansion of our business in the San Francisco, California area in which we already operate. We expect a portion of the goodwill to be deductible for tax purposes.

Purchase of Colorado River Concrete Assets

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River Concrete L.P., Cindy & Robin Concrete, L.P., and E&R Artecona Family Limited Partnership (collectively, "CRC") in our west Texas market for $2.4 million in cash and a $1.9 million promissory note with a fixed annual interest rate of 4.5%. This note is being paid in twenty-four equal monthly installments which began in January 2013.  We made cash payments on the promissory note of approximately $0.7 million during the nine months ended September 30, 2013. The purchase of these assets has allowed us to expand our business in two of our major markets: west Texas and north Texas.  We acquired plant and equipment valued at $3.2 million, inventory valued at $0.2 million, and goodwill valued at $1.0 million.  No liabilities were assumed in the purchase.  The goodwill ascribed to the purchase is related to the synergies we expect to achieve with expansion in these areas in which we already operate.  We expect the goodwill to be deductible for tax purposes.

Sale of California Precast Operations

On August 20, 2012, we sold substantially all of our California precast operations to Oldcastle Precast, Inc. ("Oldcastle") for $21.3 million in cash, plus net working capital adjustments.  The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items.  The results of operations for these units have been included in discontinued operations for the periods presented.

In conjunction with the sale to Oldcastle, we also entered into certain sublease and license agreements with Oldcastle for certain land and property that is leased or owned by us.  As the sublease and license agreements provide payment for the full amount of our obligation under the leases, we did not record any liability for exit obligations associated with these agreements.

During the first quarter of 2013, pursuant to the terms of the asset purchase agreement, we made payments totaling $1.9 million to Oldcastle related to the reacquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities. At September 30, 2013, $0.3 million of the acquired receivables are recorded in other receivables on the condensed consolidated balance sheet.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other

In October 2006, we acquired certain aggregates assets located in New Jersey. Pursuant to the purchase agreement, additional consideration would be due if we were able to receive permits that allowed us to mine the minerals from certain areas. In April 2012, we obtained the permits necessary to allow us to mine this area of the property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012.  On October 5, 2012, we signed an agreement with the seller to pay a total of $1.0 million in lieu of the $1.4 million contractual payment due to a lower volume of aggregate assets available to mine than originally contemplated in the agreement.  We signed a promissory note for the $1.0 million settlement. The note is payable in eight equal quarterly installments, which began in November 2012 and has a fixed annual interest rate of 2.5%. We made cash payments on the promissory note of approximately $0.4 million during the nine months ended September 30, 2013.

In October 2010, we acquired three ready-mixed concrete plants and related assets and inventory in our west Texas market for approximately $3.0 million. We made cash payments of $0.4 million at closing and issued promissory notes for the remaining $2.6 million, each with a fixed annual interest rate of 5%. We made cash payments on these notes of approximately $0.3 million during each of the nine months ended September 30, 2013 and 2012.

In August 2010, we entered into a redemption agreement to have our 60% ownership interest in our Michigan subsidiary, Superior Materials Holdings, LLC (“Superior”), redeemed by Superior. At the closing of the redemption on September 30, 2010, we and certain of our subsidiaries paid $0.6 million in cash and issued a $1.5 million promissory note to Superior as partial consideration for certain indemnifications and other consideration provided by the minority owner and their new joint venture partner pursuant to the redemption agreement. In January 2012, we paid $0.8 million to complete payment of the note.

4.	DISCONTINUED OPERATIONS

As disclosed in Note 3 above, we completed the sale of our California and Arizona precast operations in August 2012 and December 2012, respectively. These two transactions resulted in the divestiture of substantially all of our precast operations. We have presented the results of operations for these units for all periods as discontinued operations in the accompanying condensed consolidated statements of operations.

The results of these discontinued operations were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$—	$7,501	$—	$32,496
Depreciation, depletion and amortization (“DD&A”)	9	142	25	592
Operating expenses excluding DD&A	60	8,415	1,501	33,212
Loss from discontinued operations	(69)	(1,056)	(1,526)	(1,308)
(Loss) gain on settlement of assets	(72)	2,019	(302)	2,021
(Loss) income from discontinued operations, before income taxes	(141)	963	(1,828)	713
Income tax (expense) benefit	—	(304)	70	(305)
Net (loss) income from discontinued operations, net of taxes	$(141)	$659	$(1,758)	$408

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INVENTORIES

Inventory consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$23,669	$22,082
Building materials for resale	2,053	1,645
Precast finished goods	11	—
Other	1,157	1,274
Total inventory	$26,890	$25,001

6.     PURCHASED INTANGIBLE ASSETS, NET

Our purchased intangible assets were as follows (in thousands) as of September 30, 2013:

	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(1,238)	$12,262	9.08
Trade name	1,300	(119)	1,181	9.08
Backlog	800	(800)	—	0
Total purchased intangible assets	$15,600	$(2,157)	$13,443	9.08

We recorded $0.4 million and $1.6 million of amortization expense on our purchased intangible assets for the three and nine months ended September 30, 2013, respectively, which is included in our condensed consolidated statement of operations. We did not have any purchased intangible assets as of September 30, 2012.

As of September 30, 2013, the estimated remaining amortization of our finite-lived intangible assets was as follows (in thousands):

Total for Year
2013	$370
2014	1,480
2015	1,480
2016	1,480
2017	1,480
Thereafter	7,153
Total	$13,443

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	ACCRUED LIABILITIES

A summary of our accrued liabilities is as follows (in thousands):

	September 30, 2013	December 31, 2012
Accrued materials	$13,675	$5,745
Accrued insurance reserves	9,837	9,816
Accrued compensation and benefits	8,607	7,381
Accrued property, sales and other taxes	6,169	4,632
Accrued interest	3,163	547
Accrued rent	2,187	1,904
Other	5,146	6,405
Total accrued liabilities	$48,784	$36,430

8.	DEBT

A summary of our debt and capital leases is as follows (in thousands):

	September 30, 2013	December 31, 2012
Senior secured credit facility due 2015	$18,000	$13,300
Senior secured notes due 2015	61,113	—
Convertible notes due 2015	103	46,142
Other financing	4,843	4,017
	84,059	63,459
Less: current maturities	2,337	1,861
Total long-term debt	$81,722	$61,598

The carrying value of outstanding amounts under the 2012 Credit Agreement (as defined below) approximates fair value due to the floating interest rate. The fair value of our remaining 9.5% Convertible Notes due 2015 (the “Convertible Notes”) was approximately $0.1 million, and included no embedded derivative at September 30, 2013 (see Note 11), and was $68.8 million, including the embedded derivative of $17.2 million, at December 31, 2012.  The weighted average interest rate for the 2012 Credit Agreement was 2.93% as of September 30, 2013.  The weighted average interest rate for the remaining Convertible Notes was 6.72% as of September 30, 2013 due to the discount.

Senior Secured Credit Facility due 2015

On August 31, 2012, we and certain of our subsidiaries entered into a Loan and Security Agreement (as subsequently amended, the “2012 Credit Agreement”) with certain financial institutions named therein, as lenders, and Bank of America, N.A., as agent and sole lead arranger (the “Administrative Agent”), which provided for an $80.0 million asset-based revolving credit facility (the “2012 Revolving Commitment”).  On March 28, 2013, we entered into a First Amendment to Loan and Security Agreement (the “Amendment”) with certain financial institutions party thereto (the “Lenders”) and the Administrative Agent, which amended the 2012 Credit Agreement. The Amendment, among other things, increased the 2012 Revolving Commitment by $22.5 million from $80.0 million to $102.5 million. The expiration date of the 2012 Credit Agreement remains July 1, 2015 and draws under the 2012 Credit Agreement may be prepaid from time to time without penalty or premium.  The 2012 Revolving Commitment retains an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $125.0 million. As of September 30, 2013, we had $18.0 million of outstanding borrowings and $11.3 million of undrawn standby letters of credit under the 2012 Credit Agreement.

Our actual maximum credit availability under the 2012 Credit Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2012 Credit Agreement and discussed further below.  Our availability under the 2012 Credit Agreement at September 30, 2013 increased

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to $69.4 million from $52.4 million at December 31, 2012. The 2012 Credit Agreement also contains a provision for discretionary over-advances and involuntary protective advances by the Lenders of up to $8.0 million in excess of the 2012 Revolving Commitment.  The 2012 Credit Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

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

The 2012 Credit Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2012 Credit Agreement.  The 2012 Credit Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2012 Credit Agreement.  For the trailing 12 month period ended September 30, 2013, our fixed charge coverage ratio was 4.25 to 1.0. As of September 30, 2013, the Company was in compliance with all covenants.

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

Senior Secured Notes due 2015

On March 22, 2013, we completed our offer to exchange (the “Exchange Offer”) up to $69.3 million aggregate principal amount of newly issued 9.5% Senior Secured Notes due 2015 (the “2013 Notes”) for all $55.0 million aggregate principal amount of our Convertible Notes. At the time of settlement, we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes, plus approximately $0.3 million in cash for accrued and unpaid interest on the Convertible Notes exchanged in the Exchange Offer. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 22, 2013 (see additional information under "Convertible Notes due 2015" below).

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2013 Notes are governed by the terms of an Indenture, dated as of March 22, 2013 (the “2013 Indenture”), by and among the Company and U.S. Bank National Association, as trustee and noteholder collateral agent. The Company is obligated to pay interest on the 2013 Notes on April 1 and October 1 of each year, commencing on October 1, 2013. The 2013 Notes mature on October 1, 2015, and are redeemable at the Company’s option prior to maturity at prices specified in the 2013 Indenture. The 2013 Indenture contains negative covenants that restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions, as described below, and also contains customary events of default.

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

•
the designation by us of the guarantor subsidiary as an Unrestricted Subsidiary or the guarantor subsidiary otherwise ceases to be a Restricted Subsidiary, in each case in accordance with the 2013 Indenture; or

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the 2013 Indenture, we are required to meet a consolidated secured debt ratio test, which could restrict our ability to borrow the amount available under the 2012 Credit Agreement. We must meet a consolidated secured debt ratio not to exceed, as of the last day of each fiscal month, as shown below:

Consolidated
Period	Secured Debt Ratio
April 1, 2013 — March 31, 2014	7.00 : 1.00
April 1, 2014 — March 31, 2015	6.75 : 1.00
April 1, 2015 — and thereafter	6.50 : 1.00

The consolidated secured debt ratio is the ratio of (a) our consolidated total indebtedness (as defined in the 2013 Indenture) on the date of determination that constitutes the 2013 Notes, any other pari passu lien obligations and any indebtedness incurred under the 2012 Credit Agreement (including any letters of credit issued thereunder) to (b) the aggregate amount of consolidated cash flow (as defined in the 2013 Indenture) for our most recent four fiscal quarters available at the date of determination.  Based on our consolidated cash flows for the four fiscal quarters ended September 30, 2013, our consolidated secured debt ratio was 2.05 to 1.00.  In the event that we are not able to meet the required ratio in the future, we would need to seek an amendment to the 2013 Indenture to provide relief from this covenant.

Convertible Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of the Convertible Notes.  The Convertible Notes are governed by an indenture, dated as of August 31, 2010 (the “2010 Indenture”). Under the terms of the 2010 Indenture, the Convertible Notes bear interest at a rate of 9.5% per annum and mature on August 31, 2015. Interest payments are payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11). This discount is being accreted over the term of the Convertible Notes and is included in interest expense.

Immediately prior to the consummation of the Exchange Offer, we entered into a Second Supplemental Indenture, dated as of March 22, 2013 (the “Supplemental Indenture”). The Supplemental Indenture amended the 2010 Indenture to eliminate the following: substantially all of the restrictive covenants contained in the 2010 Indenture, including the requirement to meet a consolidated secured debt ratio test and the limitations on additional indebtedness; the provisions regarding purchase at the option of the holder upon a fundamental change in control; and certain events of default. The Supplemental Indenture also provided for a release of all of the liens on the collateral securing the Convertible Notes and securing the related guarantees under the 2010 Indenture. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 22, 2013.

If the closing price of our common stock exceeds 150% of the Conversion Price (defined in the 2010 Indenture as $1,000 divided by the conversion rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each remaining holder of Convertible Notes in accordance with the 2010 Indenture, as amended.  Except as set forth in an Election Notice (as defined below), the right to convert Convertible Notes with respect to the occurrence of the Conversion Event shall terminate on the date that is 46 days following the date of the Conversion Event Notice (the “Conversion Termination Date”), such that the holder shall have a 45-day period in which to convert its Convertible Notes. Any Convertible Notes not otherwise converted prior to the Conversion Termination Date or specified for conversion in an Election Notice shall be redeemable, in whole or in part, at our election at any time prior to maturity at par plus accrued and unpaid interest thereon to the Conversion Termination Date.

On June 17, 2013, the common stock price hurdle necessary to constitute a Conversion Event was met. As such, we provided a Conversion Event Notice to the remaining holders of Convertible Notes on June 18, 2013. Holders had until the close of business on August 2, 2013, the Conversion Termination Date, to tender their Convertible Notes for shares of common stock. As of August 3, 2013, the remaining Convertible Notes no longer include a conversion feature and ceased to accrue interest. After giving effect to the tendered Convertible Notes, $0.1 million aggregate principal amount of Convertible Notes remained outstanding as of September 30, 2013.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Financing

On July 23, 2013, we entered into a master leasing agreement with Capital One Equipment Finance Corporation ("Capital One") to provide up to $5.0 million in total lease commitments for mixer trucks. As of September 30, 2013, we have utilized $0.7 million of lease commitments from Capital One with a fixed interest rate of 4.54% per annum, payable monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease. On July 26, 2013, we signed a promissory note with Daimler Truck Financial ("Daimler") for the purchase of mixer trucks in the amount of $1.5 million with a fixed interest rate of 3.02% per annum, payable monthly for a term of five years.

9.	EXTINGUISHMENT OF DEBT

As described in Note 8 above, in conjunction with the Conversion Event, holders of our Convertible Notes tendered $6.4 million of Convertible Notes in exchange for 0.6 million shares of common stock. As a result of the Conversion Event, during the third quarter of 2013, we wrote-off $0.3 million of previously deferred financing costs, $3.7 million of derivative liabilities, and $0.8 million of unamortized discount. This resulted in a net loss on extinguishment of debt of $1.7 million, which is included on the accompanying condensed consolidated statements of operations.

In connection with the Exchange Offer, described in Note 8 above, we exchanged $48.5 million of Convertible Notes for $61.1 million of 2013 Notes.  As a result of the Exchange Offer, during the first quarter of 2013, we wrote-off $2.4 million of previously deferred financing costs, $26.6 million in derivative liabilities, and $7.3 million of unamortized discount. We recorded a net gain on extinguishment of debt associated with this transaction of $4.3 million on the accompanying condensed consolidated statements of operations.

In connection with the Exchange Offer and the Amendment to the 2012 Credit Agreement, we incurred $2.3 million of deferred financing costs, which are classified as other assets on the accompanying condensed consolidated balance sheets. The deferred financing costs for the Exchange Offer and the Amendment to the 2012 Credit Agreement are being amortized over the term of the 2013 Notes and the 2012 Credit Agreement, respectively, using the straight line method, which approximates the effective interest method.

10.	WARRANTS

On August 31, 2010, we issued warrants to acquire common stock (the “Warrants”) in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock.  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership. The fair value of these Warrants have been included in derivative liabilities on the accompanying condensed consolidated balance sheets (see Note 11).

11.	DERIVATIVES

General

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of the Warrants and Convertible Notes on August 31, 2010.  None of our derivative contracts manage business risk or are executed for speculative purposes. Our Convertible Notes embedded derivative was written-off as of the Conversion Termination Date as discussed in Notes 8 and 9 above, as the remaining note holders no longer have conversion rights.

Our derivative instruments are summarized as follows:

		Fair Value
Derivative instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	September 30, 2013	December 31, 2012
Warrants	Derivative liabilities	$17,555	$4,857
Convertible Notes embedded derivative	Derivative liabilities	—	17,173
		$17,555	$22,030

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of derivative instruments on the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2013, excluding income tax effects:

Derivative instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	Three months ended September 30, 2013	Nine months ended September 30, 2013
Warrants	Derivative loss	$(5,467)	$(12,698)
Convertible Notes embedded derivative	Derivative loss	—	(13,131)
		$(5,467)	$(25,829)

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions (in thousands) as of September 30, 2013 and December 31, 2012:

	Number of Shares
Derivative instruments not designated as hedging instruments under ASC 815	September 30, 2013	December 31, 2012
Warrants	3,000	3,000
Convertible Notes embedded derivative	—	5,238
	3,000	8,238

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. We review the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain assets and liabilities within the fair value hierarchy.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$17,555	$—	$—	$17,555
Derivative – Convertible Notes embedded derivative	—	—	—	—
Other obligations - Bode Earn-out(3)	7,000	—	—	7,000
	$24,555	$—	$—	$24,555

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$4,857	$—	$—	$4,857
Derivative – Convertible Notes embedded derivative(2)	17,173	—	—	17,173
Other obligations - Bode Earn-out(3)	7,000	—	—	7,000
	$29,030	$—	$—	$29,030

(1)	Represents the fair value of the Warrants (see Note 10).

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

(3)
Represents the fair value of the Bode Earn-out (see Note 3). The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments are capped at a fair value of $7.0 million.

Due to the Conversion Event that occurred during June 2013, we changed the valuation model that we used to value our Convertible Notes embedded derivative liability in the second quarter of 2013 from a lattice model to a Black-Scholes-Merton model. Prior to the second quarter of 2013, the Convertible Notes embedded derivative was valued using a lattice model for instruments with the option to convert into common equity. As of September 30, 2013, the Convertible Notes are no longer convertible into shares of common stock and, as a result, the Convertible Notes no longer contain an embedded derivative.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2012 to September 30, 2013 is provided below (in thousands):

	Warrants	Convertible Notes Embedded Derivative	Bode Earn-out
Balance at December 31, 2012	$4,857	$17,173	$7,000
Total losses included in net loss	5,713	12,733	—
Write-off of derivative on Convertible Notes tendered for 2013 Notes (1)	—	(26,641)	—
Balance at March 31, 2013	10,570	3,265	7,000
Total losses included in net income	1,518	398	—
Write-off of derivative on Convertible Notes tendered for common stock(2)	—	(13)	—
Balance at June 30, 2013	$12,088	$3,650	$7,000
Total losses included in net income	$5,467	$—	$—
Write-off of derivative on Convertible Notes tendered for common stock or remaining at the Conversion Termination Date(3)	$—	$(3,650)	$—
Balance at September 30, 2013	$17,555	$—	$7,000

(1)
Represents the pro rata portion of derivative liability associated with tendered Convertible Notes measured at the date of exchange, which is included in the nine months ended September 30, 2013 (loss) gain on extinguishment of debt on the accompanying condensed consolidated statements of operations.

(2)
Represents the pro rata portion of derivative liability associated with tendered Convertible Notes measured at the date of tender, which is included in the nine months ended September 30, 2013 (loss) gain on extinguishment of debt on the accompanying condensed consolidated statements of operations.

(3)
Represents the pro rata portion of derivative liability associated with tendered Convertible Notes measured at the date of tender or remaining at the Conversion Termination Date, which is included in the three and nine months ended September 30, 2013 (loss) gain on extinguishment of debt on the accompanying condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our 2012 Credit Agreement approximates fair value due to the floating interest rate. The fair value of our remaining Convertible Notes was approximately $0.1 million, and included no embedded derivative at September 30, 2013, and $68.8 million, including $17.2 million related to the embedded derivative, at December 31, 2012.

13.	CORPORATE HEADQUARTERS RELOCATION AND LEASE EXIT COSTS

During the first quarter of 2012, we made the decision to relocate our corporate headquarters from Houston, Texas to Euless, Texas. The move was completed in July 2012. As a result of this decision, we have paid severance costs to employees who did not relocate with the Company, as well as other employee-related and general moving costs. For the three and nine months ended September 30, 2013, we recorded approximately $0.0 and $0.5 million, respectively, for these severance, other employee-related, and moving costs. For the three and nine months ended September 30, 2012, we recorded approximately $0.7 million and $2.3 million, respectively, for these costs. These costs are included in selling, general and administrative ("SG&A") expenses on the condensed consolidated statements of operations.

In connection with the relocation, we ceased use of our leased corporate office space in Houston effective July 21, 2012.  As a result, during the third quarter of 2012, we recorded a $0.4 million non-cash charge to SG&A expenses for the net present value of the difference between the remaining lease payments and the market value we believed we could obtain for a sublease of the space over the remainder of the term.  We continued to incur rent expense for the remainder of the lease term, which we included in SG&A expenses; and the expense was being reduced by the amortization of the cease-use obligation over the remaining lease term.  The associated nominal accretion expense was included as a charge to SG&A expenses over the remaining lease term.  During the third quarter of 2013, we signed an agreement with the landlord to terminate the lease for a payment of $0.2 million. Prior to lease termination, we did not sublease the space and recorded no rental income. We recorded credits of approximately zero and $0.1 million in amortization of the cease-use obligation during the three and nine months ended September 30, 2013, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of September 30, 2013 and December 31, 2012 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $0.5 million as of September 30, 2013 and December 31, 2012. We made income tax payments of approximately $0.3 million and $0.2 million during the nine months ended September 30, 2013 and 2012, respectively. There were no payments made during the three months ended September 30, 2013 and 2012.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded a tax benefit (expense) of $0 and $(70,000) in income from continuing operations for the three and nine months ended September 30, 2013, respectively, and $304,000 and $305,000 for the three and nine months ended September 30, 2012, respectively. We recorded an offsetting tax benefit (expense) in income from discontinued operations for the three and nine months ended September 30, 2013 and 2012. The intra-period tax allocation between the results from continuing operations and discontinued operations in the comparable three and nine months ended September 30, 2013 and September 30, 2012 was $0.

We underwent a change in ownership for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”), as a result of the consummation of our plan of reorganization on August 31, 2010.  As a result, the amount of our pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the plan of reorganization.  The ownership change and the resulting annual limitation on the use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitation on our ability to utilize existing NOLs and other tax attributes.

15.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	September 30, 2013	December 31, 2012
Shares authorized	100,000	100,000
Shares outstanding at end of period	14,029	13,358
Shares held in treasury	400	118

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of September 30, 2013 or December 31, 2012.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 128,000 shares of common stock at a total value of approximately $2.5 million during the three months ended September 30, 2013, and 282,000 shares at a total value of approximately $4.6 million during the nine months ended September 30, 2013. We withheld approximately 45,000 shares at a total value of $0.3 million during the three months ended September 30, 2012, and 55,000 shares at a total value of $0.3 million during the nine months ended September 30, 2012. We accounted for the withholding of these shares as treasury stock.

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

For the three and nine months ended September 30, 2013 and September 30, 2012, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock, restricted stock units, stock options, and Warrants.  The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Potentially dilutive shares:
Convertible Notes	184	5,238	467	5,238
Unvested restricted stock and restricted stock units	567	1,350	567	1,350
Stock options	82	106	82	106
Warrants	3,000	3,000	3,000	3,000
Total potentially dilutive shares	3,833	9,694	4,116	9,694

17.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.  As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes.  In each reporting period, if we determine that the likelihood of damages being assessed against us is probable and, if we believe we can estimate a range of possible outcomes, then we will record a liability. The amount of the liability will be based upon a specific estimate, if we believe a specific estimate to be likely, or it will reflect the low end of our range. Currently, there are no material legal proceedings pending against us.

In the future, we may receive funding deficiency demands from multi-employer pension plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the contributing employers in the plans has an effect on each of the other contributing employers, the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

As of November 7, 2013, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear”

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2013.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2013.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.   We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $8.6 million as of September 30, 2013, compared to $9.0 million as of December 31, 2012, which is currently recorded in accrued liabilities on our condensed consolidated balance sheets.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $9.7 million in performance bonds that various contractors, states and municipalities have required as of September 30, 2013. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of September 30, 2013.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), and gain or loss on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

•	Non-cash stock compensation expense;

•	Corporate officer severance expense;

•	Expenses associated with the relocation of our corporate headquarters; and

•	Expenses associated with the departure of our former President and Chief Executive Officer and hiring of our new President and Chief Executive Officer.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) internally measure our operating performance and (ii) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Ready-mixed concrete
Sales to external customers	$151,545	$130,527	$410,046	$352,437
Aggregate products
Sales to external customers	6,903	5,701	15,601	13,309
Intersegment sales	4,604	4,114	12,562	9,953
Total reportable segment revenue	163,052	140,342	438,209	375,699
Other products and eliminations	10,515	6,704	25,619	20,440
Total revenue	$173,567	$147,046	$463,828	$396,139

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$19,418	$12,099	$46,624	$30,253
Aggregate products	3,122	2,215	4,667	3,508
Total reportable segment Adjusted EBITDA	22,540	14,314	51,291	33,761

Reconciliation of reportable segment Adjusted EBITDA to income (loss) from continuing operations before income taxes:
Total reportable segment Adjusted EBITDA	22,540	14,314	51,291	33,761
Other products and eliminations income (loss) from operations	1,072	569	2,573	(356)
Corporate overhead, net of insurance allocations	(7,301)	(8,323)	(23,099)	(21,581)
Depreciation, depletion and amortization for reportable segments	(3,975)	(2,905)	(11,768)	(8,744)
Interest expense, net	(2,477)	(2,842)	(7,837)	(8,616)
Corporate (loss) gain on early extinguishment of debt	(1,673)	(2,630)	2,631	(2,630)
Corporate derivative loss	(5,467)	(2,576)	(25,829)	(6,544)
Corporate and other products and eliminations other income, net	96	61	496	375
Income (loss) from continuing operations before income taxes	$2,815	$(4,332)	$(11,542)	$(14,335)

Capital Expenditures:
Ready-mixed concrete	$3,677	$232	$8,496	$2,423
Aggregate products	837	562	2,987	942
Other products and corporate	735	687	1,882	876
Total capital expenditures	$5,249	$1,481	$13,365	$4,241

Revenue by Product:
Ready-mixed concrete	$151,545	$130,527	$410,046	$352,437
Aggregate products	6,903	5,701	15,601	13,309
Precast concrete products	6,372	3,683	13,817	10,755
Building materials	4,328	3,510	10,943	8,942
Lime	2,021	1,930	6,192	4,957
Hauling	1,137	1,200	3,714	3,971
Other	1,261	495	3,515	1,768
Total revenue	$173,567	$147,046	$463,828	$396,139

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Property, Plant and Equipment Assets:	As of September 30, 2013	As of December 31, 2012
Ready-mixed concrete	$81,064	$75,469
Aggregate products	35,005	34,316
Other products and corporate	11,863	11,086
Total identifiable assets	$127,932	$120,871

19.	SUBSEQUENT EVENTS

On October 29, 2013, we and certain of our subsidiaries, as guarantors, entered into a First Amended and Restated Loan and Security Agreement (the “2013 Loan Agreement”) with the Lenders and the Administrative Agent, which amended and restated our 2012 Credit Agreement. The 2013 Loan Agreement, among other things, provides for an increase, upon the consummation of a qualifying refinancing of our 2013 Notes (a “Senior Notes Refinancing”), of the Revolving Commitment from $102.5 million to $125.0 million. The expiration date of the 2013 Loan Agreement is July 1, 2015, which, upon a Senior Notes Refinancing (if any) will be extended to the date that is the earlier of (i) October 29, 2018 and (ii) 60 days prior to the maturity of the indebtedness incurred in a Senior Notes Refinancing (the “Senior Notes Refinancing Debt”). The principal amount of the Senior Notes Refinancing Debt may not exceed $300 million; provided that if the amount of the Senior Notes Refinancing Debt is greater than $200 million, our pro forma leverage ratio for the most recent trailing twelve-month period must be no greater than 4.25 to 1.0 and the Senior Notes Refinancing Debt must mature six months outside the expiration date of the 2013 Loan Agreement.

On November 7, 2013, we announced that we commenced an offering of $200 million aggregate principal amount of senior secured notes due 2020 (the “2020 Notes”) in a private placement solely to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or outside the United States to persons other than “U.S. persons” in compliance with Regulation S under the Securities Act. The 2020 Notes will be guaranteed on a senior secured basis by our existing and future restricted subsidiaries that guarantee obligations under our Revolving Commitment or that guarantee certain of our other indebtedness or certain indebtedness of the guarantors. We intend to use proceeds from the offering to repay all of the outstanding borrowings under our 2013 Loan Agreement, to redeem or otherwise retire all of our outstanding 2013 Notes, and for general corporate purposes. We expect the offering to close in November 2013, subject to market conditions and customary closing conditions. The consummation of the 2020 Notes offering would be a Senior Notes Refinancing under the 2013 Loan Agreement.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	general economic and business conditions, which will, among other things, affect demand for new residential and commercial construction;

•	our ability to successfully identify, manage, and integrate acquisitions;

•	the cyclical nature of, and changes in, the real estate and construction markets, including pricing changes by our competitors;

•
governmental requirements and initiatives, including those related to mortgage lending or mortgage financing, funding for public or infrastructure construction, land usage, and environmental, health, and safety matters;

•	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers' and our customers' access to capital;

•	our ability to successfully implement our operating strategy;

•	weather conditions;

•	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;

•	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;

•	our ability to retain key personnel and maintain satisfactory labor relations; and

•	product liability, property damage, and other claims and insurance coverage issues.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our commitments not discussed below, related-party transactions, and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K").

Our Business

U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete” or the “Company”) are a major producer of ready-mixed concrete in select geographic markets in the United States and are a leading producer in substantially all the geographic markets in which we operate. We operate our business through two primary segments: (i) ready-mixed concrete and (ii) aggregate products. During 2012, we sold a significant majority of our previously reported precast operating segment, resulting in the re-alignment of our business segments. Historical segment results have been recast to conform with the current presentation of our segments. The results of operations for our two California precast operations as well as our Phoenix, Arizona precast operation that were sold during 2012 have been included in discontinued operations for the periods presented.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 88.4% of our revenue for the nine months ended September 30, 2013) engages principally in the formulation, production and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in north Texas, west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 6.1% of our revenue for the nine months ended September 30, 2013) produces crushed stone, sand and gravel from seven aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 2.7 million tons of aggregates during the nine months ended September 30, 2013, with Texas representing 54% and New Jersey representing 46% of the total production. We consumed 48% of our aggregate production internally and sold 52% to third party customers in 2012. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

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

Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions.  In addition, our business is impacted by seasonal variations in weather conditions, which vary by regional market.  Accordingly, because of inclement weather, demand for our products and services during the winter months are typically lower than in other months of the year.  Also, sustained periods of inclement weather and other adverse weather conditions could cause the delay of construction projects during other times of the year.

From 2007 through 2011, construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  However, during 2012, construction and related demand for ready-mixed concrete improved for the first time since 2006. That trend has continued thus far in 2013. For the three months ended September 30, 2013, our ready-mix concrete sales volume increased 9.6% to 1.4 million cubic yards from 1.3 million cubic yards during the third quarter of 2012. Sales volume in the 2013 third quarter was up in all of our major markets as compared to the 2012 third quarter, primarily due to increased construction activity. Sales in our California market were also significantly favorably impacted by sales volume resulting from our acquisition of the Bode Companies ("Bode") during the fourth quarter of 2012. Partially offsetting the volume increases in our major markets was a decrease in volume in our Onsite portable business, which had large ongoing projects during 2012. We experienced a 5.9% increase in consolidated average ready-mixed concrete sales prices for the three months ended September 30,

2013, as compared to the 2012 third quarter, resulting in the tenth consecutive fiscal quarter we have seen increased average selling prices. As a result of the increased ready-mixed concrete sales volume and higher sales prices, our revenue increased period-over-period. Additionally, the higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during the third quarter of 2013 when compared to the prior year period, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Recent Developments

On July 29, 2013, Redi-Mix LLC, our wholly owned subsidiary, completed the acquisition of certain assets of the ready-mixed concrete operations of Bodin Concrete, L.P. for cash. The assets include three ready-mixed concrete plants located in Wylie, Rockwall and Forney, Texas. We believe this acquisition will add to and reinforce our existing Redi-Mix operations in the Dallas / Fort Worth Metroplex. We expect to achieve synergies including significant overhead reductions, variable cost improvements and the ability to improve service to our existing customers in the region.

On October 29, 2013, we and certain of our subsidiaries, as guarantors, entered into a First Amended and Restated Loan and Security Agreement (the “2013 Loan Agreement”) with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A., as agent and sole arranger (the “Administrative Agent”), which amended and restated our Loan and Security Agreement, dated as of August 31, 2012, as amended by the First Amendment dated as of March 28, 2013 (the “2012 Credit Agreement”). The 2013 Loan Agreement, among other things, provides for an increase, upon the consummation of a qualifying refinancing of our 9.50% Senior Secured Notes due 2015 (a “Senior Notes Refinancing”), of the Lenders’ total commitments thereunder (the “Revolving Commitment”) from $102.5 million to $125.0 million. The expiration date of the 2013 Loan Agreement is July 1, 2015, which, upon a Senior Notes Refinancing (if any) will be extended to the date that is the earlier of (i) October 29, 2018 and (ii) 60 days prior to the maturity of the indebtedness incurred in a Senior Notes Refinancing (the “Senior Notes Refinancing Debt”). The principal amount of the Senior Notes Refinancing Debt may not exceed $300 million; provided that if the amount of the Senior Notes Refinancing Debt is greater than $200 million, our pro forma leverage ratio for the most recent trailing twelve-month period must be no greater than 4.25 to 1.0 and the Senior Notes Refinancing Debt must mature six months outside the expiration date of the 2013 Loan Agreement.

On November 7, 2013, we announced that we commenced an offering of $200 million aggregate principal amount of senior secured notes due 2020 (the “2020 Notes”) in a private placement solely to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or outside the United States to persons other than “U.S. persons” in compliance with Regulation S under the Securities Act. The 2020 Notes will be guaranteed on a senior secured basis by our existing and future restricted subsidiaries that guarantee obligations under our Revolving Commitment or that guarantee certain of our other indebtedness or certain indebtedness of the guarantors. We intend to use proceeds from the offering to repay all of the outstanding borrowings under our 2013 Loan Agreement, to redeem or otherwise retire all of our outstanding 9.50% Senior Notes due 2015 (the "2013 Notes"), and for general corporate purposes. We expect the offering to close in November 2013, subject to market conditions and customary closing conditions. The consummation of the 2020 Notes offering would be a Senior Notes Refinancing under the 2013 Loan Agreement.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of (i) financing seasonal working capital requirements; (ii) servicing our indebtedness; (iii) purchasing property and equipment; and (iv) payments related to any strategic acquisitions. Our portfolio strategy may, from time to time, include strategic acquisitions and divestitures in various regions and markets and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital.

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the 2013 Loan Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base typically declines also during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

Our availability under the 2012 Credit Agreement at September 30, 2013 increased to $69.4 million from availability of $52.4 million at December 31, 2012 due to an amendment in March 2013, which increased our borrowing capacity from $80.0 million to $102.5 million, partially offset by higher borrowings under the facility during the third quarter of 2013.

The projection of our cash needs is based upon many factors, including without limitation, our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the 2013 Loan Agreement and cash generated from operations will provide us with sufficient liquidity in the ordinary course. The 2013 Loan Agreement is scheduled to mature in July 2015. If, however, the 2013 Loan Agreement is not adequate to fund our operations, we would need to obtain an amendment to the 2013 Loan Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets. We anticipate increasing our capital expenditures over the next quarter, especially related to mixer trucks, to meet demand and volume increases.

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
We continue to explore various financing alternatives to improve our capital structure.  These may include without limitations, new equity or debt financings (including the 2020 Notes offering) or exchange offers with our existing security holders and other transactions involving our outstanding securities. We cannot provide assurances that we will be successful in completing a transaction on attractive terms or at all.

The following key financial measurements reflect our financial position and capital resources as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$7,679	$4,751
Working capital	$27,648	$18,565
Total debt	$84,059	$63,459

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

Our maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, minus reserves imposed by the Lenders and other adjustments. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit. Advances under the 2013 Loan Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The 2013 Loan Agreement contains usual and customary negative covenants and customary events of default for transactions of this type and requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement.
As of September 30, 2013, we were in compliance with all covenants in the 2012 Credit Agreement, and for the trailing 12 month period ended September 30, 2013, our fixed charge coverage ratio was 4.25 to 1.0. As of September 30, 2013, we had $18.0 million of outstanding borrowings and $11.3 million of undrawn standby letters of credit, leaving $69.4 million of unused borrowing capacity under the 2012 Credit Agreement.
As of September 30, 2013, we had $61.1 million of the 2013 Notes outstanding. We pay interest on the 2013 Notes on April 1 and October 1 of each year. The 2013 Notes mature on October 1, 2015, and are redeemable at our option prior to maturity at prices specified in the indenture governing the 2013 Notes (the “2013 Indenture”). If we consummate the sale of the 2020 Notes, we expect to redeem the entire principal amount of the 2013 Notes with a portion of the net proceeds of the 2020 Notes offering. The 2013 Indenture contains negative covenants that restrict the ability of the Company and its restricted subsidiaries to engage in certain transactions and also contains customary events of default. Our obligations under the 2013 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee the indebtedness under the 2013 Loan Agreement. The 2013 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2013 Notes and the guarantees thereof are secured by certain property and assets of the Company and the guarantors. Under the terms of the 2013 Indenture, we are required to meet a consolidated secured debt ratio test, which could restrict our ability to borrow the amount available under the 2013 Loan Agreement. At September 30, 2013, our consolidated secured debt ratio was 2.05 to 1.00.
On July 23, 2013, we entered into a master leasing agreement with Capital One Equipment Finance Corporation ("Capital One") to provide up to $5.0 million in total lease commitments for mixer trucks. As of September 30, 2013, we have utilized $0.7 million of lease commitments from Capital One with a fixed interest rate of 4.54% per annum, payable monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease. On July 26, 2013, we signed a promissory note with Daimler Truck Financial for the purchase of mixer trucks in the amount of $1.5 million with a fixed interest rate of 3.02% per annum, payable monthly for a term of five years.
As of September 30, 2013, we had $0.1 million of 9.5% Convertible Notes due 2015 (the "Convertible Notes") outstanding. The Convertible Notes will mature on August 31, 2015. In accordance with the indenture governing the Convertible Notes, if the closing price of our common stock exceeds 150% of the Conversion Price (defined in the indenture as $1,000 divided by the conversion rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we may provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each remaining holder of Convertible Notes.  On June 17, 2013, the common stock price hurdle necessary to constitute a Conversion Event was met. As such, we provided a Conversion Event Notice to the remaining holders of Convertible Notes on June 18, 2013. Holders had until the close of business on August 2, 2013 (the "Conversion Termination Date") to tender their Convertible Notes for shares of common stock. Prior to August 3, 2013, holders tendered $6.4 million of Convertible Notes and were issued 0.6 million shares of our common stock. As of August 3, 2013, the remaining Convertible Notes no longer include a conversion feature and ceased to accrue interest.
For additional information regarding our arrangements relating to outstanding indebtedness, the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 2.

Cash Flows

Our net cash provided by or used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $26.8 million for the nine months ended September 30, 2013, compared to net cash used of $7.9 million for the nine months ended September 30, 2012, generally reflecting lower uses of cash to fund working capital items during the 2013 period. The 2013 period was favorably impacted by higher non-cash items included in our net loss for the period.

We used $20.7 million to fund investing activities during the nine months ended September 30, 2013 compared to $14.3 million provided by investing activities for the nine months ended September 30, 2012. The change reflects an $8.8 million increase in capital spending over the prior year period, primarily for purchases of plant improvements, plant equipment, mixer trucks, and other rolling stock. In addition, we paid a total of $2.3 million during the 2013 period to Oldcastle Precast Inc. ("Oldcastle") and Jensen related to the re-acquisition of certain assets and settlement of certain liabilities associated with the disposal of our California and Arizona precast operations in 2012. The 2012 period included $22.8 million of proceeds received from the sale of our California precast operations. Proceeds from asset disposals were lower by $1.6 million during the nine months ended September 30, 2013, as compared to the 2012 period, as we disposed of less land, vehicles and equipment than during the first nine months of 2012.

Our net cash used in financing activities was $3.2 million for the first nine months of 2013 compared to $6.8 million for the comparable 2012 period. The change was primarily the result of $10.9 million in higher net borrowings on our credit facility as compared to the prior year period, partially offset by $4.3 million more paid in the 2013 period for the purchase of treasury shares related to our restricted stock grants.

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

Overall, prices for cement and aggregates increased in the first nine months of 2013, compared to the same period in 2012, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

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

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2013	2012	%	2013	2012	%
	(unaudited)			(unaudited)
Revenue	$173,567	$147,046	18.0%	$463,828	$396,139	17.1%
Cost of goods sold before depreciation, depletion and amortization	142,215	124,996	13.8	386,092	341,843	12.9
Selling, general and administrative expenses	14,601	15,063	(3.1)	45,523	42,286	7.7
(Gain) loss on sale of assets	(39)	67	(158.2)	(65)	(532)	(87.8)
Depreciation, depletion and amortization	4,753	3,677	29.3	14,177	11,070	28.1
Income from operations	12,037	3,243	271.2	18,101	1,472	NM
Interest expense, net	(2,477)	(2,842)	(12.8)	(7,837)	(8,616)	(9.0)
Derivative loss	(5,467)	(2,576)	112.2	(25,829)	(6,544)	294.7
(Loss) gain on extinguishment of debt	(1,673)	(2,630)	(36.4)	2,631	(2,630)	(200.0)
Other income, net	395	463	(14.7)	1,392	1,983	(29.8)
Income (loss) from continuing operations before income taxes	2,815	(4,342)	(164.8)	(11,542)	(14,335)	(19.5)
Income tax (expense) benefit	(9,976)	472	NM	(1,691)	178	NM
Loss from continuing operations	(7,161)	(3,870)	85.0	(13,233)	(14,157)	(6.5)
(Loss) income from discontinued operations, net of taxes	(141)	659	(121.4)	(1,758)	408	NM
Net loss	$(7,302)	$(3,211)	127.4%	$(14,991)	$(13,749)	9.0%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$104.47	$98.67	5.9%	$102.98	$97.18	6.0%
Sales volume in cubic yards	1,447	1,320	9.6%	3,970	3,615	9.8%
Aggregates Data:
Average selling price per ton	$8.88	$8.61	3.1%	$8.77	$7.79	12.6%
Sales volume in tons	1,058	953	11.0%	2,706	2,529	7.0%

Revenue. Revenue for the three months ended September 30, 2013 increased 18.0%, or $26.5 million, to $173.6 million from $147.0 million in the comparable 2012 period, primarily due to increased sales of ready-mixed concrete. Ready-mixed sales contributed 79.2%, or $21.0 million, of our increased revenue, driven by increases in both average selling price and sales volume. Sales volume in the 2013 third quarter was higher in all of our major markets as compared to the 2012 third quarter, primarily due to increased construction activity. Sales in our California market were also significantly favorably impacted by sales volume resulting from the Bode acquisition during the fourth quarter of 2012. Partially offsetting the volume increases in our major markets was decreased volume in our Onsite portable business, which had large ongoing projects during 2012. Our average selling prices were comparable or higher in all of our major markets, except the New York/New Jersey area, which faced increased competitive pricing pressure during the third quarter of 2013. Aggregates sales in the third quarter of 2013 increased $1.7 million, or 17.2%, to $11.5 million from $9.8 million in the 2012 period, driven by increases in both average selling price and sales volumes. Other product revenue and eliminations, which includes our building materials, precast concrete products, lime slurry, hauling business, and eliminations of our intersegment sales, increased $3.8 million in the 2013 period to $10.5 million from $6.7 million in the 2012 period.

Revenue for the nine months ended September 30, 2013 of $463.8 million, increased 17.1%, or $67.7 million, from $396.1 million in the comparable 2012 period, primarily due to increased sales of ready-mixed concrete. Ready-mixed sales represented 85.1%, or $57.6 million, of our revenue growth, resulting from increases in both average selling price and sales volume. Sales volume was higher in all of our major markets for the 2013 nine months as compared to the 2012 comparable period, led primarily by increases in our north Texas market, which has benefited from increased construction activity, and increased volume in our California market, primarily resulting from the Bode acquisition during the fourth quarter of 2012. Our average selling prices were comparable or higher in all of our major markets, except the New York/New Jersey area, which has faced increased competitive pricing pressure during 2013. Our major market volume increases were partially offset by lower volume in the Washington, D.C. market, which had a large ongoing project during the first half of 2012, as well as our Onsite portable business, which had large ongoing projects during 2012. Aggregates sales for the first nine months of 2013 grew 21.1%, or $4.9 million, to $28.2 million from $23.3 million in the first nine months of 2012, driven by increases in both average selling price and sales volume. Other product revenue and eliminations, which includes our building materials, precast concrete products, lime slurry, hauling business, and eliminations of our intersegment sales, grew to $25.6 million for the first nine months of 2013 from $20.4 million in the first nine months of 2012, an increase of 25.3%.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization ("DD&A") increased $17.2 million, or 13.8%, to $142.2 million in the third quarter of 2013 from $125.0 million in the 2012 third quarter. Our costs increased primarily due to volume growth in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. We also saw higher raw materials prices from our suppliers, which increased our cost of goods sold. Plant fixed costs, which primarily consist of leased and rented equipment costs, property taxes, dispatch costs, and plant management, decreased modestly from the prior year quarter, primarily due to lower rented equipment costs.

For the first nine months of 2013, cost of goods sold before DD&A grew to $386.1 million from $341.8 million in the 2012 first nine months, an increase of $44.2 million, or $12.9%. Our costs increased primarily due to volume growth in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs. Plant fixed costs increased modestly over the prior year first nine months, primarily due to higher dispatch costs.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses declined to $14.6 million for the third quarter of 2013 from $15.1 million in the comparable 2012 quarter, a decrease of $0.5 million, or 3.1%. SG&A expenses for the third quarter of 2013 included a $0.4 million increase in non-cash stock compensation expense over the 2012 third quarter. This increase was primarily the result of the achievement of certain performance goals associated with our restricted stock awards, resulting in the acceleration of some of our stock compensation expense into the current quarter from future quarters. Expenses related to the relocation of our corporate headquarters were zero for the 2013 third quarter compared to $0.7 million for the 2012 third quarter. As a percentage of total revenue, SG&A expenses decreased to 8.4% in the 2013 third quarter from 10.2% in the 2012 third quarter.

 SG&A expenses of $45.5 million in the first nine months of 2013 increased $3.2 million, or 7.7%, from $42.3 million for the corresponding period in 2012. SG&A expenses for the first nine months of 2013 included a $2.5 million increase in non-cash stock compensation expense primarily due to events that occurred in the second quarter of 2013. During the second quarter of 2013, the performance goal associated with delivery of a Conversion Event Notice was met on June 18, 2013, which triggered the conversion of certain previously vested incentive restricted stock units, resulting in the issuance of approximately 69,000 shares of our common stock. Prior to the second quarter of 2013, no compensation expense had been recognized for these grants, as achievement of the performance goal was not considered probable. Additional non-cash stock compensation expense was recorded in the second quarter of 2013 associated with certain restricted stock units that were contingent upon stockholder approval of the plan under which they were granted. Such approval was obtained in May 2013. Also contributing to the higher SG&A expenses in the 2013 first nine months were $1.6 million in higher bonus accruals. Corporate relocation expenses included in SG&A totaled $0.5 million for the first nine months of 2013 compared to $2.3 million for the comparable period of 2012. As a percentage of total revenue, SG&A expenses declined to 9.8% in the 2013 first nine months from 10.7% in the 2012 first nine months.

Depreciation, depletion and amortization. DD&A expense increased $1.1 million, or 29.3%, to $4.8 million for the third quarter of 2013 from $3.7 million in the corresponding period of 2012, due primarily to depreciation and amortization of assets purchased in the Bode acquisition.

DD&A expense rose $3.1 million, or 28.1%, to $14.2 million for the first nine months of 2013 from $11.1 million in the corresponding period of 2012, due primarily to depreciation and amortization of assets purchased in the Bode acquisition.

Income (loss) from operations. Income from operations grew $8.8 million to $12.0 million in the third quarter of 2013 from $3.2 million in the corresponding quarter of 2012. Higher ready-mixed concrete revenue driven by both increased volume and average selling price resulted in efficiencies that led to higher income from operations as a percentage of revenue (“operating margins”). Operating margins improved to 6.9% for the 2013 third quarter compared to 2.2% for the 2012 third quarter.

Income from operations grew to $18.1 million for the first nine months of 2013 compared to $1.5 million in the 2012 first nine months, an increase of $16.6 million. Increased ready-mixed concrete revenue driven by both higher volume and average selling price resulted in improved operating margins. Operating margins improved to 3.9% for the 2013 first nine months from 0.4% in the 2012 comparable period.

Interest expense, net.  Net interest expense was $2.5 million for the three months ended September 30, 2013 versus $2.8 million for the comparable 2012 period. Net interest expense for the nine months ended September 30, 2013 was $7.8 million versus $8.6 million in the comparable 2012 period. The decrease for the third quarter and first nine months of 2013 primarily reflects the extinguishment of a majority of the previously deferred financing costs and note discount associated with our Convertible Notes, a majority of which were exchanged for our 2013 Notes at the end of the first quarter of 2013, and most of the remainder of which were extinguished during the third quarter of 2013 when they were tendered for shares of our common stock. The deferred financing costs and note discount amounts were being amortized to interest expense over the life of the Convertible Notes.

Derivative loss.  For the quarter ended September 30, 2013, we recorded a non-cash loss on derivatives of $5.5 million related to fair value changes in the Warrants. This was an increase of $2.9 million over the comparable 2012 quarter, when we recorded a non-cash loss on derivatives of $2.6 million.  All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $17.6 million at September 30, 2013 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. The non-cash derivative loss for the third quarter of 2013 was due primarily to the increase in the price of our common stock, which increased the value of the Warrants derivative. The non-cash loss of $2.6 million for the 2012 quarter consisted of fair value changes in the Convertible Notes of $1.9 million and in the Warrants of $0.7 million, primarily due to an increase in the price of our common stock during the period. Following the Conversion Termination Date, the conversion feature associated with the Convertible Notes was eliminated; thus no fair value adjustment was recorded on the Convertible Notes during the third quarter of 2013. The remaining Convertible Notes are not subject to future fair value adjustments.

For the nine months ended September 30, 2013, we recorded a non-cash loss from fair value changes in our Convertible Notes embedded derivative of approximately $13.1 million. Most of the $13.1 million loss for the 2013 first nine months relates to the fair value adjustment to the $55.0 million of Convertible Notes that were outstanding immediately prior to the completion of the Exchange Offer that occurred during March 2013. We also recorded a non-cash loss from fair value changes in the Warrants during the first nine months of 2013 of approximately $12.7 million due primarily to the increase in the price of our common stock. These amounts compare to the 2012 period during which we recorded a non-cash loss from fair value changes in the Convertible Notes of $4.6 million and in the Warrants of $1.9 million, primarily due to an increase in the price of our common stock during the period.

Gain (loss) on extinguishment of debt.  On March 22, 2013, we completed the Exchange Offer at which time we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes. As such, during the first quarter of 2013, we recorded a $4.3 million non-cash gain associated with the exchange of the tendered Convertible Notes for the 2013 Notes, including the write-off of the pro rata portions of the following items related to the Convertible Notes: the unamortized discount, the unamortized deferred financing costs, and the derivative liability. Following the Conversion Event Notice and during the third quarter of 2013, we recorded a non-cash loss of $1.7 million associated with the conversion of $6.4 million of tendered Convertible Notes into shares of our common stock, which included the write-off of the pro rata portions of the same items mentioned previously in this paragraph.

Other income, net.  Other income was $0.4 million for the three months ended September 30, 2013, compared to $0.5 million for the comparable 2012 quarter. Other income for the 2013 first nine months was $1.4 million, compared to $2.0 million for the 2012 first nine months. Other income in the nine months ended September 30, 2012 included $0.5 million related to royalties received for mineral rights on a property in west Texas.

Income taxes.  We recorded income tax expense allocated to continuing operations of $10.0 million and $1.7 million for the three and nine months ended September 30, 2013, respectively, and income tax benefit of $0.5 million and $0.2 million for the three and nine months ended September 30, 2012, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on a basis different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded a tax benefit (expense) of $0 and ($70,000) included in our income from continuing operations for the three and nine months ended September 30, 2013, respectively, and $0.3 million for each of the three and nine months ended September 30, 2012. We recorded an offsetting tax benefit (expense) in income from discontinued operations for the three and nine months ended September 30, 2013 and September 30, 2012, respectively. The intra-period tax allocation between the results from continuing operations and discontinued operations in the comparable three and nine months ended September 30, 2013 and September 30, 2012 was $0.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of September 30, 2013 and December 31, 2012 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $0.5 million as of both September 30, 2013 and December 31, 2012.

Discontinued operations.  During 2012, we completed two transactions that resulted in the divestiture of substantially all of our precast operations. The results of operations for our sold precast units located in California and Arizona have been included in discontinued operations for the periods presented.

Segment information

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), and gain or loss on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company’s compliance with debt covenants including: non-cash stock compensation expense, corporate officer severance expense, expenses associated with the relocation of our corporate headquarters, and expenses associated with the departure of our former President and Chief Executive Officer and hiring of our new President and Chief Executive Officer.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

See Note 18 to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes.

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2013	2012	%	2013	2012	%

Ready-mixed Concrete Segment
Revenue	$151,545	$130,527	16.1%	$410,046	$352,437	16.3%
Segment revenue as a percentage of total revenue	87.3%	88.8%		88.4%	89.0%
Adjusted EBITDA	$19,418	$12,099	60.5%	$46,624	$30,253	54.1%
Adjusted EBITDA as a percentage of segment revenue	12.8%	9.3%		11.4%	8.6%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$104.47	$98.67	5.9%	$102.98	$97.18	6.0%
Sales volume in thousands of cubic yards	1,447	1,320	9.6%	3,970	3,615	9.8%

Revenue. Our ready-mixed concrete sales provided 87.3% of our total revenue in the third quarter of 2013, compared to 88.8% in the third quarter of 2012. Segment revenue for the 2013 third quarter grew $21.0 million, or 16.1%, over the 2012 third quarter. This increase was primarily driven by a 9.6% increase in sales volume, or 0.1 million cubic yards. Higher volume provided $12.5 million, or approximately 59.6%, of our ready-mixed concrete revenue growth. We also  experienced an approximate 5.9% increase in our ready-mixed concrete average selling price per cubic yard during the 2013 third quarter versus the 2012 third quarter. Increased selling price contributed $8.4 million, or 40.0%, of our revenue growth in the third quarter of 2013. Our sales volume in the 2013 third quarter was higher in all of our major markets as compared to the 2012 third quarter, primarily due to increased construction activity. Sales in our California market were also significantly favorably impacted by sales volume resulting from the Bode acquisition during the fourth quarter of 2012. Partially offsetting the volume increases in our major markets was decreased volume in our Onsite portable business, which had large on-going projects during 2012. Our average selling prices were comparable or higher in all of our major markets, except the New York/New Jersey area, which faced increased competitive pressure during the third quarter of 2013.

Our ready-mixed concrete sales provided 88.4% of our total revenue for the first nine months of 2013, compared to 89.0% for the first nine months of 2012. Segment revenue for the first nine months of 2013 grew $57.6 million, or 16.3%, over the 2012 first nine months. This increase was primarily driven by a 9.8% increase in sales volume, or 0.4 million cubic yards. Increased volume provided $34.5 million, or approximately 60.0%, of our ready-mixed concrete revenue growth. Sales volume was higher in all of our major markets for the 2013 nine months as compared to the 2012 comparable period, led primarily by increases in our north Texas market, which has benefited from increased construction activity, and increased volume in our California market, primarily resulting from the Bode acquisition during the fourth quarter of 2012. Our major market volume increases were partially offset by lower volume in the Washington, D.C. market, which had a large ongoing project during the first half of 2012, as well as our Onsite portable business, which had large ongoing projects during 2012. We also experienced an approximate 6.0% increase in our ready-mixed concrete average selling price per cubic yard during the 2013 first nine months versus the 2012 first nine months. Increased selling price contributed $23.0 million, or 40.0%, of our revenue growth in the first nine months of 2013. Our average selling price increased in all of our major markets, except the New York/New Jersey market, which has faced increased competitive pricing pressure during 2013.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment grew to $19.4 million in the 2013 third quarter from $12.1 million in the 2012 third quarter, an increase of $7.3 million, or 60.5%. This growth was driven by a 9.6% increase in sales volume and a 5.9% rise in our average selling price, which increased total revenue by $21.0 million. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume. During the third quarter of 2013, we also saw increased raw materials prices from our vendors, as compared to the 2012 third quarter, which increased our cost of goods sold for the period. However, we were generally able to pass these price increases along to our customers. Our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, decreased slightly in the third quarter of 2013 as compared to the prior year third quarter due to lower equipment rental costs. Segment Adjusted EBITDA as a percentage of segment revenue grew to 12.8% in the 2013 third quarter from 9.3% in the 2012 third quarter, reflecting primarily the higher revenue.

For the first nine months of 2013, Adjusted EBITDA for our ready-mixed concrete segment rose $16.4 million, or 54.1%, to $46.6 million in the 2013 period from $30.3 million in the comparable 2012 period. Our sales volume grew 9.8%, while our average selling price was higher by 6.0%, resulting in an increase in revenue of $57.6 million. Partially offsetting the higher revenue was the associated increase in cost of goods sold resulting from the higher sales volume. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, all increased due primarily to the increased volume. We also saw increased raw materials prices from our vendors during the first nine months of 2013, which increased our cost of goods sold for the period. However, we were generally able to pass these price increases along to our customers. Our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, rose modestly for the first nine months of 2013 compared to the prior year nine month period, primarily due to higher dispatch costs. Segment Adjusted EBITDA as a percentage of segment revenues grew from 8.6% in the 2012 first nine months to 11.4% in the 2013 first nine months, reflecting primarily the higher revenue.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2013	2012	%	2013	2012	%

Aggregate Products Segment
Revenue	$11,507	$9,815	17.2%	$28,163	$23,262	21.1%
Segment revenue as a percentage of total revenue	6.6%	6.7%		6.1%	5.9%
Adjusted EBITDA	$3,122	$2,215	40.9%	$4,667	$3,508	33.0%
Adjusted EBITDA as a percentage of segment revenue	27.1%	22.6%		16.6%	15.1%

Aggregates Data:
Average selling price per ton	$8.88	$8.61	3.1%	$8.77	$7.79	12.6%
Sales volume in thousands of tons	1,058	953	11.0%	2,706	2,529	7.0%

Revenue.  Sales of our aggregate products provided 6.6% of our third quarter 2013 revenue, compared to 6.7% in the 2012 third quarter. Segment revenue increased $1.7 million, or 17.2%, over prior year third quarter levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at market prices. Approximately 40.0% of our third quarter 2013 aggregates sales, or $4.6 million, were to our ready-mixed segment, versus 41.9%, or $4.1 million, in the comparable 2012 quarter. Our overall aggregates revenue growth in the third quarter of 2013 was driven by a 3.1% increase in our average selling price, which contributed $0.3 million of our aggregates revenue increase. Our aggregates sales volume, which rose 11.0% in the 2013 third quarter over the comparable 2012 quarter, provided $0.9 million of our revenue growth for the quarter. In addition, freight charges to deliver the aggregates to the external customer, which are included in revenue, increased $0.5 million during the third quarter of 2013.

For the 2013 first nine months, sales of our aggregate products provided 6.1% of our 2013 revenue, compared to 5.9% in the 2012 first nine months. Segment revenue increased $4.9 million, or 21.1%, over the comparable 2012 period. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at market prices. Approximately 44.6% of our 2013 first nine months aggregates sales, or $12.6 million, were to our ready-mixed segment, versus 42.8%, or $10.0 million, in the comparable 2012 period. Our overall aggregates revenue growth in the 2013 first nine months was driven by a 12.6% increase in our average selling price, contributing $2.7 million of our aggregates revenue increase. Our aggregates sales volume, which rose 7.0% in the first nine months of 2013 as compared to the first nine months of 2012, contributed $1.4 million to our revenue growth. Freight charges to deliver the aggregates to the external customer, which are included in revenue, increased $0.8 million during the first nine months of 2013 over the first nine months of 2012.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment grew to $3.1 million in the 2013 third quarter from $2.2 million in the 2012 third quarter, an increase of $0.9 million, primarily reflecting the higher revenue, offset by higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, and pit costs to prepare the stone and gravel for use, all increased primarily due to higher sales volume during the 2013 third quarter. Our quarry fixed costs, which include primarily property taxes, equipment rental, and plant management costs, were flat when compared to the prior year quarter. As a result, our cost per unit decreased slightly during the third quarter of 2013 compared to the third quarter of 2012, which resulted in improved margins. Overall, our segment Adjusted EBITDA as a percentage of segment revenue rose to 27.1% in the 2013 quarter from 22.6% in the 2012 third quarter, primarily due to the increased revenue and improved margins.

For the first nine months of 2013, Adjusted EBITDA for our aggregates segment improved by $1.2 million to $4.7 million from $3.5 million in the first nine months of 2012, primarily reflecting the higher revenue, partially offset by higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, and pit costs to prepare the stone and gravel for use, all increased primarily due to higher sales during the 2013 first nine months. Our quarry fixed costs were relatively flat versus the prior year period. Our segment Adjusted EBITDA as a percentage of segment revenue grew from 15.1% in the 2012 first nine months to 16.6% in the 2013 first nine months, primarily due to our increased revenue.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  At September 30, 2013, we had $11.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $9.7 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first nine months of 2013 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for the exercise feature of our Warrants and the conversion feature of our Convertible Notes as embedded derivatives.  As of August 3, 2013, the Conversion Termination Date, the remaining Convertible Notes no longer include a conversion feature. As a result, the Convertible Notes no longer contain an embedded derivative. None of our derivatives manage business risk or are entered into for speculative purposes.

Under GAAP, all derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes in their fair value result in income or loss. The key inputs in determining fair value of our derivative liabilities of $17.6 million and $22.0 million at September 30, 2013 and December 31, 2012, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $3.0 million, resulting in a loss in the same amount. A 5% decrease in these factors would have the converse effect of approximately $2.8 million. During the nine months ended September 30, 2013, we recorded a non-cash loss from fair value changes in our embedded Convertible Notes derivative of approximately $13.1 million and a loss from fair value changes in our Warrants of approximately $12.7 million. Both losses were due primarily to an increase in the price of our common stock.

Borrowings under our 2012 Credit Agreement expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the 2012 Credit Agreement. Based on the $18.0 million outstanding under this facility as of September 30, 2013, a 1% increase or decrease in the applicable rate would increase or decrease our annual interest expense by $0.2 million.

Our operations are subject to factors affecting the overall strength of the U.S. economy and economic conditions impacting financial institutions, including the level of interest rates, availability of funds for construction and level of general construction activity. A significant decrease in the level of general construction activity in any of our market areas has had and may continue to have a material adverse effect on our consolidated revenue and earnings.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2013, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 17, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

The risk factors below amend and restate the risk factors under the heading “Business Risks” in Item 1A of Part I of the 2012 Form 10-K. Readers should carefully consider the risks factors below in addition to the factors discussed in “Risk Factors” in Item 1A of Part I of the 2012 Form 10-K, which could materially affect our business, financial condition or future results. The risks described below and in the 2012 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Tightening of mortgage lending or mortgage financing requirements could adversely affect the residential construction market and reduce the demand for new home construction.

Commencing in 2006, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, defaults on subprime loans and adjustable rate mortgages.  In light of these events, lenders, investors, regulators and other third parties have questioned the adequacy of lending standards and other credit requirements for a variety of loan programs.  This has led to reduced investor demand for mortgage loans and mortgage-backed securities, reduced market values for those securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and increased regulatory actions.  Deterioration in credit quality among subprime and other loans has caused many lenders to eliminate subprime mortgages and other loan products that do not conform to the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, Federal Housing Administration or Veterans Administration standards.  While mortgage lending conditions have improved since 2010, fewer loan products and tighter loan qualifications continue to make it difficult for some categories of borrowers to finance the purchase of new homes.  In general, these developments have been a significant factor in the downturn of, and have delayed the recovery of, the housing market.

Approximately 20% of our revenue for the nine months ended September 30, 2013 was from residential construction contractors.  While mortgage lending conditions have slightly improved and lending volumes have increased since 2010, tightening of mortgage lending or mortgage financing requirements could adversely affect the ability to obtain credit for some borrowers, or reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations.  Another downturn in new home construction could also adversely affect our customers focused in residential construction, possibly resulting in slower payments, higher default rates in our accounts receivable, and an overall increase in working capital.

Our net revenue attributable to street, highway and other public works projects could be negatively impacted by a decrease or delay in governmental spending.
During the nine months ended September 30, 2013, approximately 19% of our ready-mixed concrete revenue was from street, highway and other public works projects.  Construction activity on streets, highways and other public works projects is directly related to the amount of government funding available for such projects, which is affected by budget constraints currently being experienced by federal, state and local governments.  In addition, if the U.S. government budget process results in a prolonged shutdown or reductions in government spending, we may experience delayed orders, delayed payments, and declines in revenues, profitability, and cash flows.  Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations and cash flows.
There are risks related to our internal growth and operating strategy.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•	attract new customers;

•	differentiate ourselves in a competitive market by emphasizing new product development and value added services;

•	hire and retain employees; and

•	reduce operating and overhead expenses.

Our inability to achieve internal growth could materially and adversely affect our business, financial condition, results of operations, liquidity, and cash flows.

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

Our failure to successfully identify, manage and integrate acquisitions could reduce our earnings and slow our growth.

We have recently completed several acquisitions and, on an ongoing basis, as part of our strategy to pursue growth opportunities, we continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, the willingness of acquisition candidates we identify to sell; our ability to obtain financing or capital, if needed, on satisfactory terms; and, in some cases, regulatory approvals. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.

Potential acquisition targets may be in geographic regions in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities. In addition, if we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on us and our management, cause us to expend additional time and resources in compliance activities and increase our exposure to penalties or fines for non-compliance with such additional legal requirements. Our recently completed acquisitions and any future acquisitions could cause us to become involved in labor, commercial or regulatory disputes or litigation related to any new enterprises and could require us to invest further in operational, financial and management information systems and to attract, retain, motivate and effectively manage local or regional management and additional employees. Upon completion of an acquisition, key members of the management of the acquired company may resign, which would require us to attract and retain new management and could make it difficult to maintain customer relationships. Our inability to effectively manage the integration of our completed and future acquisitions could prevent us from realizing expected rates of return on an acquired business and could have a material and adverse effect on our business, financial condition, results of operations, liquidity, and cash flows.

Our business is seasonal and subject to adverse weather.

Since our business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow, and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products, and impede our ability to efficiently deliver concrete. Adverse weather conditions could also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, delays in obtaining permits, time required to remove water from flooded operations, and similar events. In addition, severe drought conditions can restrict available water supplies and restrict production. Consequently, these events could adversely affect our business, financial condition, results of operations, liquidity, and cash flows.

Our operating results may vary significantly from one reporting period to another and may be adversely affected by the cyclical nature of the markets we serve.

The relative demand for our products is a function of the highly cyclical construction industry.  As a result, our revenue may be adversely affected by declines in the construction industry generally and in our regional markets.  Our results also may be materially affected by:

•	the level of commercial and residential construction in our regional markets, including reductions in the demand for new residential housing construction below current or historical levels;

•	the availability of funds for public or infrastructure construction from local, state and federal sources;

•	unexpected events that delay or adversely affect our ability to deliver concrete according to our customers’ requirements;

•	changes in interest rates and lending standards;

•	changes in the mix of our customers and business, which result in periodic variations in the margins of jobs performed during any particular quarter;

•	the timing and cost of acquisitions and difficulties or costs encountered when integrating acquisitions;

•	the budgetary spending patterns of customers;

•	increases in construction and design costs;

•	power outages and other unexpected delays;

•	our ability to control costs and maintain quality;

•	employment levels; and

•	regional or general economic conditions.

As a result, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.  Furthermore, negative trends in the ready-mixed concrete industry or in our geographic markets could have material adverse effects on our business, financial condition, results of operations, liquidity, and cash flows.

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

If we are unable to purchase or lease necessary properties or equipment, our operations could be severely impacted.  If we lose our supply contracts and receive insufficient supplies from third parties to meet our customers’ needs or if our suppliers experience price increases or disruptions to their business, such as labor disputes, supply shortages or distribution problems, our business, financial condition, results of operations, liquidity, and cash flows could be materially and adversely affected.

In 2006, cement prices rose significantly, as a result of strong domestic consumption driven largely by historic levels of residential construction that did not abate until the second half of 2006.  From 2007 through 2011, residential construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  However, during 2012, residential construction and related demand for ready-mixed concrete improved for the first time since 2006. While cement prices increased in 2012 as a result of this increased demand, cement supplies were at levels that indicated a very low risk of cement shortages in our markets.  Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results by decreasing sales of ready-mixed concrete and increasing our costs of raw materials.

We are dependent on information technology to support many facets of our business.

If our information systems are breached or destroyed or fail due to cyber-attack, unauthorized access, natural disaster, or equipment breakdown, our business could be interrupted, proprietary information could be lost or stolen, and our reputation could be damaged. We take measures to protect our information systems from such occurrences, but we cannot assure you that our efforts will always prevent them. Our business could be negatively affected by any such occurrences.

The departure of key personnel could disrupt our business.

We depend on the efforts of our officers and, in many cases, on senior management of our businesses.  Our success will depend on retaining our officers and senior-level managers.  We need to ensure that key personnel are compensated fairly and competitively to reduce the risk of departure of key personnel to our competitors or other industries.  To the extent we are unable to attract or retain qualified management personnel, our business, financial condition, results of operations, liquidity, and cash flows could be materially and adversely affected.  We do not carry key personnel life insurance on any of our employees.

Shortages of qualified employees may harm our business.

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

As of September 30, 2013, approximately 32% of our employees were covered by collective bargaining agreements, which expire between 2013 and 2018.  Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees.  In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees.  If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially and adversely affect our business, financial condition, results of operations, liquidity, and cash flows.  Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

Participation in multiemployer defined benefit plans may impact our financial condition, results of operations and cash flows.

We contribute to 18 multiemployer defined benefit plans, which are subject to the requirements of the Pension Protection Act of 2006 (the “PPA”). For multiemployer defined benefit plans, the PPA established new funding requirements or rehabilitation requirements, additional funding rules for plans that are in endangered or critical status, and enhanced disclosure requirements to participants regarding a plan’s funding status. The Worker, Retiree, and Employer Recovery Act of 2008 (the “WRERA”) provided some funding relief to defined benefit plan sponsors affected by recent market conditions. The WRERA allowed multiemployer plan sponsors to elect to freeze their current funded status at the same funding status as the preceding plan year (for example, a calendar year plan that was not in critical or endangered status for 2008 was able to elect to retain that status for 2009), and sponsors of multiemployer plans in endangered or critical status in plan years beginning in 2008 or 2009 were allowed a three-year extension of funding improvement or rehabilitation plans (extending the timeline for these plans to achieve their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans). A number of the multiemployer pension plans to which we contribute are underfunded and are currently subject to funding improvement or rehabilation requirements. Additionally, if we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans or the inability of plan sponsors to meet the funding or rehabilitation requirements would be material to our financial condition, results of operations and cash flows.

Our overall profitability is sensitive to price changes and minor variations in sales volumes.

Generally, our customers are price-sensitive. Prices for our products are subject to changes in response to relatively minor fluctuations in supply and demand, general economic conditions and market conditions, all of which are beyond our control.  Because of the fixed-cost nature of our business, our overall profitability is sensitive to price changes and minor variations in sales volumes.

Instability in the financial and credit sectors may impact our business and financial condition in ways that we currently cannot predict.

Adverse or worsening economic trends could have a negative impact on our suppliers and our customers and their financial condition and liquidity, which could cause them to fail to meet their obligations to us and could have a material adverse effect on our revenue, income from operations and cash flows.  The uncertainty and volatility of the financial and credit sectors could have further impacts on our business and financial condition that we currently cannot predict or anticipate.

Turmoil in the global financial system could have an impact on our business and our financial condition. Accordingly, our ability to access the capital markets could be restricted or be available only on unfavorable terms.  Limited access to the capital markets could adversely impact our ability to take advantage of business opportunities or react to changing economic and business conditions and could adversely impact our ability to execute our long-term growth strategy.  Ultimately, we could be required to reduce our future capital expenditures substantially.  Such a reduction could have a material adverse effect on our revenue, income from operations and cash flows.

If one or more of the lenders under our senior secured credit facility (the “Revolving Facility”) were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced.  Our inability to borrow additional amounts under our Revolving Facility could limit our ability to fund our future operations and growth.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the 2013 Notes and our other indebtedness.

We have and will continue to have a significant amount of indebtedness. As of September 30, 2013, we have approximately $61.1 million of outstanding senior indebtedness represented by our 2013 Notes and $18.0 million of borrowings under our Revolving Facility. The negative covenants in the 2013 Notes and in the Revolving Facility allow us to incur additional indebtedness from other sources in certain circumstances.

As a result of our existing indebtedness and our capacity to incur additional indebtedness, we are, and anticipate continuing to be, a highly leveraged company. A significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available under our Revolving Facility, to enable us to repay our indebtedness, including the 2013 Notes, or to fund other liquidity needs. This level of indebtedness could have important consequences, including the following:

•
it requires us to use a significant percentage of our cash flow from operations for debt service and the repayment of our indebtedness, including indebtedness we may incur in the future, and such cash flow may not be available for other purposes;

•	it limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase if interest rates in general increase because a portion of our indebtedness bears interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it may increase our cost of borrowing;

•	it may restrict us from exploiting business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to make payments on the 2013 Notes and our other indebtedness; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

We may not be able to generate sufficient cash flows to meet our debt service obligations and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make payments on and to refinance our indebtedness, including the 2013 Notes, and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future sources of capital under the Revolving Facility otherwise may not be available to us in an amount sufficient to enable us to pay our indebtedness, including the 2013 Notes, or to fund our other liquidity needs. If we complete an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness, including the 2013 Notes, on or before maturity. We may not be able to refinance any of our indebtedness, including the Revolving Facility and the 2013 Notes, on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments and alliances or restructuring or refinancing our indebtedness, including the 2013 Notes. We may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The 2013 Loan and the 2013 Indenture restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

Our debt agreements may restrict our ability to operate our business and to pursue our business strategies.

The 2013 Loan Agreement and the 2013 Indenture impose and future financing agreements are likely to impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and limit or prohibit our ability to, among other things:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions, repurchase or redeem our stock or subordinated indebtedness or make certain investments;

•	prepay, redeem or repurchase certain debt;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other U.S. Concrete entities or restrict the ability to provide liens;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets; and

•	with respect to the 2013 Indenture, designate our subsidiaries as unrestricted subsidiaries.

The restrictive covenants in the 2013 Loan Agreement also will require us to maintain specified financial ratios and satisfy other financial condition tests in certain circumstances.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, including our obligations under the 2013 Notes. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all. In addition, an event of default under the 2013 Loan Agreement would permit the lenders under our Revolving Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Revolving Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.

As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing other future indebtedness, may affect our ability to grow in accordance with our growth strategy.

Our failure to comply with the covenants contained in the 2013 Loan Agreement, the 2013 Indenture or any other indebtedness, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition and, as a result, we may not be able to make payments on the 2013 Notes.

The Revolving Facility contains certain covenants, including compliance with a fixed charge coverage ratio if our Availability (as defined in the 2013 Loan Agreement) falls below a certain threshold. In addition, the Revolving Facility requires us to comply with various operational and other covenants. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” for a discussion of the financial covenants contained in the 2013 Loan Agreement. Agreements governing our other indebtedness may also contain various covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default. If we were required to repurchase the 2013 Notes or any of our other debt securities upon a change of control, we may not be able to refinance or restructure the payments on those debt securities. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the 2013 Loan Agreement, the lenders thereunder could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against the collateral which secures our obligations under the 2013 Loan Agreement, which also secures the 2013 Notes on a second-priority basis. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the 2013 Indenture, the holders of the 2013 Notes could institute foreclosure proceedings against the collateral which secures our obligations under the Revolving Facility on a second-priority basis. Any such actions could force us into bankruptcy or liquidation.

Moreover, the 2013 Loan Agreement provides the lenders considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under the Revolving Facility will not take such actions during the term of that facility and, further, were they to do so, the resulting impact of such actions could materially and adversely impair our ability to make interest payments on the 2013 Notes.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing cost and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in the rating agency's judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the notes. Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the notes.

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

Governmental requirements that impact our operations include those relating to air quality, solid and hazardous waste management and cleanup and water quality. These requirements are complex and subject to change. Certain laws, such as the U.S. law known as Superfund, can impose strict liability in some cases without regard to negligence or fault, including for the conduct of or conditions caused by others, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements, or the future discovery of environmental conditions may require us to make unanticipated material expenditures. In addition, we may fail to identify, or obtain indemnification for, environmental liabilities of acquired businesses. We generally do not maintain insurance to cover environmental liabilities.

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

The insurance policies we maintain are subject to varying levels of deductibles.  Losses up to the deductible amounts are accrued based on our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported.  If we were to experience insurance claims or costs above our estimates, our business, financial condition, results of operations, liquidity, and cash flows might be materially and adversely affected.

We may incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

Our operations involve providing products that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics.  If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged.  In the past, we have had significant claims of this kind asserted against us that we have resolved.  There currently are claims, and we expect that in the future there will be additional claims, of this kind asserted against us.  If a significant product-related claim or claims are resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations, liquidity, and cash flows.

Some of our plants are susceptible to damage from earthquakes, for which we have a limited amount of insurance.

We maintain only a limited amount of earthquake insurance and, therefore, we are not fully insured against earthquake risk.  Any significant earthquake damage to our plants could materially and adversely affect our business, financial condition, results of operations, liquidity, and cash flows.

Increasing insurance claims and expenses could lower our profitability and increase our business risk.

The nature of our business subjects us to product liability, property damage, personal injury claims and workers’ compensation claims from time to time. Increased premiums charged by insurance carriers may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer losses in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons; the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control.  Further, allegations relating to workers' compensation violations may result in investigations by insurance regulatory or other governmental authorities, which investigations, if any, could have a direct or indirect material adverse effect on our ability to pursue certain types of business which, in turn, could have a material adverse effect on our business, financial position, results of operations, liquidity, and cash flows.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended September 30, 2013:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2013	6,170	$16.45	—	—
August 1 - August 31, 2013	122,226	19.44	—	—
September 1 - September 30, 2013	—	—	—	—
Total	128,396	$19.30	—	—

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

10.1*	—Form of Restricted Stock Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2013 (File No. 001-34530)).
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350. (1)
32.2	—Certification pursuant to 18 U.S.C. Section 1350.(1)
95.1	—Mine Safety Disclosures.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.

(1) Furnished herewith.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: November 7 , 2013	By:	/s/ William M. Brown
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

10.1*	—Form of Restricted Stock Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2013 (File No. 001-34530)).
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350. (1)
32.2	—Certification pursuant to 18 U.S.C. Section 1350. (1)
95.1	—Mine Safety Disclosures.

101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.

(1) Furnished herewith.