Form 10-K
period 2013-12-31
US CONCRETE INC
filed 2014-03-07
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission file number 001-34530
 U.S. CONCRETE, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0586680
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
331 N. Main Street, Euless, Texas 76039
(Address of principal executive offices) (Zip code)
Registrant’s telephone number, including area code: (817) 835-4105
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐      No☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of $16.42 of the registrant’s common stock as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter: $221,475,917.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 14,048,803 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 6, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.
FORM 10-K
For the Year Ended December 31, 2013

Explanatory Note
U.S. Concrete, Inc. (the “Company”) qualified as a smaller reporting company for 2013. Because the Company’s public float exceeded $75.0 million at the end of the Company’s second quarter in 2013, the Company will qualify and report as an accelerated filer in 2014, starting with its Quarterly Report on Form 10-Q for the quarter ending March 31, 2014. Pursuant to the rules of the Securities and Exchange Commission, the Company is relying upon the smaller reporting company scaled disclosure rules for portions of this Annual Report on Form 10-K.

Cautionary Statement Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

Known material factors that could cause our actual results to differ from those in the forward-looking statements are those described in “Risk Factors” in Part I, Item 1A.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

PART I
Item 1.    Business

In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as "we," "us," the "Company," or "U.S. Concrete," unless we specifically state otherwise or the context indicates otherwise. U.S. Concrete, Inc. is a Delaware corporation which was incorporated in 1997.  We began operations in 1999, which is the year we completed our initial public offering.

General

We are a leading producer of ready-mixed concrete in select geographic markets in the United States. We operate our business through two primary segments: ready-mixed concrete and aggregate products. Ready-mixed concrete is an important building material that is used in the vast majority of commercial, residential and public works construction projects. Aggregates are a raw material used in the production of ready-mixed concrete.

We serve substantially all segments of the construction industry in our select geographic markets. Our customers include contractors for commercial and industrial, residential, street and highway and other public works construction. Concrete product revenue by type of construction activity for the year ended December 31, 2013 was approximately 64% commercial and industrial, 20% residential and 16% street, highway and other public works.

We operate principally in Texas, California and New Jersey/New York, with those markets representing approximately 40%, 35%, and 18%, respectively, of our consolidated revenue for the year ended December 31, 2013. We believe we are well positioned for strong growth in these attractive regions and segments. According to publicly available industry information, the states in which we operate represent a total of 33% of the 2013 consumption of ready-mixed concrete in the United States, which favorably positions us to capture additional market share in this fragmented industry. Total revenue from continuing operations for the year ended December 31, 2013 was $615.0 million, of which we derived approximately 88.7% from our ready-mixed concrete segment, 3.5% from our aggregate products segment (excluding $16.5 million sold internally) and 7.8% from our other operations. For the year ended December 31, 2013, our net loss was $20.1 million, our net loss from continuing operations was $18.4 million, and our Adjusted EBITDA (as defined herein) was $48.3 million. Please see "Basis of Presentation" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to our consolidated financial statements in this report for additional information regarding and a reconciliation of Adjusted EBITDA.

As of December 31, 2013, we had 114 ready-mixed concrete plants, more than 940 operated mixer trucks, seven aggregates facilities and one recycled aggregates facility. During the year ended December 31, 2013, these plants and facilities produced approximately 5.2 million cubic yards of ready-mixed concrete and 3.6 million tons of aggregates. We lease two other aggregates facilities to third parties and retain a royalty on production from those facilities. For additional information related to our properties, see Item 2 of this report.

Acquisitions and Divestitures

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of our California precast operations to Oldcastle Precast, Inc. ("Oldcastle"). The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items. The transaction was completed on August 20, 2012.

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River Concrete L.P., Cindy & Robin Concrete, L.P. and E&R Artecona Family Limited Partnership (collectively, "CRC"), in our west Texas market. The purchase of these assets allowed us to expand our business in two of our major markets: west Texas and north Texas.

On October 30, 2012, we completed the acquisition of all the outstanding equity interests of Bode Gravel Co., a California subchapter S corporation ("Bode Gravel"), and Bode Concrete LLC, a California limited liability company ("Bode Concrete"), which we collectively refer to as the Bode Companies, pursuant to an equity purchase agreement, dated October 17, 2012. Bode Gravel and Bode Concrete operated two ready-mixed concrete plants, one portable plant, and 41 mixer trucks in the San Francisco area and produced approximately 243,000 cubic yards of ready-mixed concrete in 2011.

On December 17, 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations ("Smith"), located in Phoenix, Arizona, to Jensen Enterprises, Inc., dba Jensen Precast ("Jensen"). The assets purchased by Jensen included certain facilities, fixed assets, and working capital items. In addition, Jensen assumed the obligations of a capital lease previously held by Smith.

On July 26, 2013, Redi-Mix LLC, our wholly owned subsidiary, completed the acquisition of certain assets of the ready-mixed concrete operations of Bodin Concrete, L.P. ("Bodin") for cash. The assets include three ready-mixed concrete plants located in Wylie, Rockwall and Forney, Texas. We believe this acquisition will add to and reinforce our existing Redi-Mix operations in the Dallas / Fort Worth Metroplex. We expect to achieve synergies including overhead reductions, variable cost improvements and the ability to improve service to our existing customers in the region.

Competitive strengths

Large, high quality asset base in attractive markets that are well positioned to benefit from a rebound in construction. Our assets are primarily focused in the Texas / Oklahoma, California and New York / New Jersey / Washington, D.C. markets. Our high quality asset base is comprised of more than 940 operated mixer trucks in addition to 74 ready-mixed concrete plants and four aggregates facilities in Texas / Oklahoma, 19 ready-mixed concrete plants in California, and 21 ready-mixed concrete plants, three aggregates facilities and one recycled aggregates facility in New York / New Jersey / Washington, D.C. We believe the scale and quality of our asset base, in addition to our product differentiation, on-time deliveries, competitive all-in delivered cost, servicing and reliability differentiate us and allow us to meet the needs of both large and small jobs for a wide range of clients in multiple end-use markets.

Growth in our Texas / Oklahoma markets is largely driven by construction demand in the energy sector; growth in our California market is driven largely by the technology sector; and growth in our New York / New Jersey / Washington, D.C. markets is driven by the financial services and government sectors, respectively. In addition, all of our markets currently exhibit healthy residential trends supported by a number of factors, including population growth, decreases in unemployment, low mortgage and other interest rates, rising home prices and increasing construction activity. We believe that our better-than-average growth is driven by key industry sectors within our markets, which generally benefit from year-round construction.

Favorable exposure to commercial projects with higher margins and barriers to entry. We bid for and routinely win supply contracts for some of the largest, most prestigious commercial projects. Some of the larger commercial projects we have recently worked on include:

•	The San Francisco Bay Bridge in Oakland, California

•	Lyndon B. Johnson Expressway in Dallas / Fort Worth, Texas

•	World Trade Center Complex in Manhattan, New York

•	San Jose Airport Parking Garage in San Jose, California

•	San Francisco 49er Stadium in San Francisco, California

These types of projects have higher margins and barriers to entry due to rigorous specifications, increased complexity, high customization requirements and significant volume capacity needs.

We provide alternative solutions for designers and contractors by offering value-added concrete products such as color-conditioned, fiber-reinforced, steel-reinforced and high-performance concrete. We believe this enhances our ability to become exposed to, and win supply contracts for, some of the largest commercial projects that have high barriers to entry.

Long-term customer relationships. Our management and sales personnel develop and maintain successful long-term relationships with our key customers. Customer concentration in our key markets allows us to better serve our new and existing customers with expedited delivery and lower transportation costs and scale efficiencies. Key elements of our customer-focused approach include:

•	corporate-level marketing and sales expertise;

•	technical service expertise to develop innovative new branded products; and

•	training programs that emphasize successful marketing and sales techniques that focus on the sale of high-margin concrete mix designs.

The average length of our top 15 customer relationships is approximately 19 years. Approximately 86% of our top 35 customers have relationships that extend past five years, with many customer relationships surpassing 20 years of loyalty. Our customer engagement model results in contractors returning year-after-year to us as a supplier they can trust. Despite our concentrated and loyal customer base, in 2013, no single customer or project accounted for more than 10% of our total revenue. Our broad, yet targeted, customer base enables us to develop an efficient, stable business model and tap into the market in a variety of ways. Our 2013 revenue was split between (i) commercial and industrial, (ii) residential and (iii) street and highway construction contractors and other public works. We believe that by providing high quality, reliable services and customized products and solutions, we are able to continuously maintain important long-term relationships.

Focus on environmental sustainability. We are a leader in the sustainable concrete market, and we expect domestic and global sustainable demand to continue to grow at attractive rates. In 2008, we initiated EF Technology which promotes green building and construction. Our EF Technology ready-mixed concrete products replace a portion of the traditional cement components with reclaimed fly ash, slag and other materials that results in lower carbon dioxide emissions. We believe this leads to an environmentally superior and sustainable alternative to traditional ready-mixed concrete for our customers’ consumption. We believe EF Technology reduces greenhouse gases and landfill space consumption and produces a highly durable product. Customers can also receive LEED credits for the use of this technology.

We believe our use of technology creates a competitive advantage over smaller concrete producers and larger vertically integrated aggregates and cement companies that do not focus on this as a first solution. We are positioned to take advantage of the growing demand for these products which could result in an increase in our revenue and profits and expansion of our operating margins, as these higher-priced value-added products are a lower cost alternative to cement. Today, we are a charter member of the Carbon Leadership Forum and the first ready-mixed concrete company in North America to adopt and receive verified Environmental Product Declarations for our concrete mixes, and we employ extensive sustainable operational practices across our enterprise. We are also a supporter of the National Ready Mixed Concrete Association ("NRMCA") Green-Star program, a plant-specific certification program that utilizes an environmental management system based on a model of continual improvement.

Conservative balance sheet and ample liquidity. Since 2010, we have refocused our financial objectives and have successfully improved our financial performance. We have hired a new management team with extensive experience in the industry and formed a new board of directors. Our management team has focused on reducing our cost structure while expanding our existing and acquired businesses in our core operating regions to drive strong performance. As a result, since 2010, we have grown revenue, improved profit margins and increased liquidity. In addition to cash proceeds received from our recently completed notes offering, we benefit from significant liquidity through our revolving credit facility and cash flow from operations. We believe our conservative balance sheet and liquidity, enhanced by the proceeds from our recent $200.0 million notes offering, will allow us to take advantage of strategic opportunities as well as provide ample cushion against general downturns in economic activity.

Experienced management team. Our senior management team consists of nine executives with an average of 23 years of industry experience and is comprised of individuals with a proven track record in the construction materials industry. Our Chief Executive Officer, William J. Sandbrook, has approximately 21 years of experience in the construction materials industry. Our management team’s deep market knowledge enables us to effectively assess potential new opportunities in order to solidify our leading market presence. We will continue to focus on recruiting and retaining motivated and knowledgeable professional managers to continue to develop our business and maintain our leading market position.

Company strategy

Focus on core operations. We believe our recent, improved financial performance, and the best opportunities for future growth, lie within our core ready-mixed concrete and aggregates businesses. We routinely evaluate our existing assets and business units to ensure we continue to maintain a best-in-class operation. During 2012, we divested the majority of our precast businesses to focus on ready-mixed concrete and aggregates and subsequently realigned our existing business units to better serve our end-user markets and customers. We will continue to invest in our business, both in physical plants and new technologies, and we will continue to evaluate both organic and strategic acquisition opportunities. We believe our focus on optimizing the performance of our ready-mixed concrete segment will continue to differentiate us from our larger, integrated competitors that focus principally on their aggregates or cement segments and treat ready-mixed concrete operations as a downstream outlet for their aggregates or cement products.

Pursue growth. In addition to our general organic growth initiative, we continuously evaluate both acquisition and partnership opportunities. We are focused on both strengthening our positions in existing markets as well as identifying attractive new markets. All of our acquisitions must meet our strict criteria, including fit with our strategic plan, investment return hurdles, capital requirements and attractive market attributes. In our existing markets, we recently completed several acquisitions: Granite/Scara Mix in Staten Island, New York; Colorado River Concrete in west Texas; Bode Companies in San Francisco, California and Bodin Concrete in Dallas, Texas. These acquisitions have allowed us to enhance market share and leverage existing operations and infrastructure. We believe our significant experience, positive reputation and strong management team will allow us to continue our successful track record of identifying opportunities, integrating acquisitions, realizing synergies and enhancing asset value and cash flow.

Manage costs. We are consistently seeking opportunities to reduce costs and to improve margins through our sharp focus on existing operations and new technologies. Additionally, our regional acquisitions allow for synergies such as selling, general, and administrative reductions, economies of scale, variable labor savings, and purchasing power. We believe by aggressively managing our cost structure we can best serve our clients with better pricing and continued best-in-class execution.

Business segments and products

Ready-mixed concrete

General

Our ready-mixed concrete segment engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs. We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.

Products and services

Our ready-mixed concrete products consist of proportioned mixes we produce and deliver in an unhardened plastic state for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. Additionally, we believe our environmentally friendly concrete (EF Technology) initiative, which utilizes alternative materials and mix designs that result in lower carbon dioxide, or CO2 emissions, helps differentiate us from our competitors. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by reducing the in-place cost of concrete and the time required for construction.

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

We use a variety of chemical admixtures to achieve one or more of five basic purposes:

•	relieve internal pressure and increase resistance to cracking;

•	retard the hardening process to make concrete more workable in hot weather;

•	strengthen concrete by reducing its water content;

•	accelerate the hardening process and reduce the time required for curing; and

•	facilitate the placement of concrete having low water content.

We frequently use various mineral admixtures as supplements to cement, which we refer to as supplemental cementitious materials, to alter the permeability, strength and other properties of concrete. These materials include fly ash, ground granulated blast-furnace slag, silica fume and other natural pozzolans. These materials also reduce the amount of cement content used, which results in a reduction in CO2 emissions.

We also use fibers, such as steel, glass, synthetic and carbon filaments as additives in various formulations of concrete. Fibers help control shrinkage cracking, thus reducing permeability and improving abrasion resistance. In many applications, fibers can replace welded steel wire and reinforcing bars. Relative to the other components of ready-mixed concrete, these additives generate comparatively higher margins.

Marketing and sales

Our marketing efforts primarily target concrete sub-contractors, general contractors, governmental agencies, property owners and developers, architects, engineers, and home builders whose focus extends beyond the price of ready-mixed concrete to product quality, on-time delivery and reduction of in-place costs.

General contractors typically select their suppliers of ready-mixed concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly if the concrete has complicated design specifications. In connection with large, complex projects and in government-funded projects generally, the general contractor or project engineer usually awards supply orders on the basis of either direct negotiation or a competitive bidding process. We believe the purchasing decision for many jobs ultimately is relationship and reputation-based.

Our marketing and sales strategy emphasizes the sale of value-added products and solutions to customers more focused on reducing their in-place building material costs than on the price per cubic yard of ready-mixed concrete. Key elements of our customer-focused approach include:

•	corporate-level marketing and sales expertise;

•	technical service expertise to develop innovative, new branded products; and

•	training programs that emphasize successful marketing and sales techniques that focus on the sale of high-margin concrete mix designs.

Operations

Our ready-mixed concrete plants consist of fixed and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by mixer trucks. Our portable plant operations deploy our 10 portable plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or mixer trucks. We use our portable plants to service high-volume projects or projects in remote locations. Several factors govern the choice of plant type, including:

•	production consistency requirements;

•	daily production capacity requirements;

•	job site proximity to fixed plants; and

•	capital and financing.

We construct both wet batch plants and dry batch plants. A wet batch plant generally has a higher initial cost and daily operating expenses, but (i) yields greater consistency with less time required for quality control in the concrete produced, and (ii) generally has greater daily production capacity than a dry batch plant. We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.6 million, while a dry batch plant having an hourly capacity of 150 cubic yards currently would cost approximately $0.7 million. As of December 31, 2013, our batch plants included 17 wet batch plants and 97 dry batch plants.

Our batch operator at a dry batch plant simultaneously loads the dry components of stone, sand and cement with water and admixtures in a mixer truck that begins the mixing process during loading and completes that process before leaving the plant. In a wet batch plant, the batch operator blends the dry components and water in a plant mixer from which an operator loads the already mixed concrete into a mixer truck, which leaves for the job site promptly after loading.

Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including:

•	the expected production demand for the plant;

•	capital and financing;

•	the expected types of projects the plant will service; and

•	the desired location of the plant.

Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. Our mixer trucks typically have load capacities of 10 cubic yards, or approximately 20 tons, and a typical operating life of between 15 and 20 years, depending on total truck hours and miles. A new truck of this size currently costs between $160,000 and $225,000, depending on the geographic location and design specifications. Depending on the type of batch plant from which the mixer trucks generally are loaded, some components of the mixer trucks usually require refurbishment after three to five years. As of December 31, 2013, we operated a fleet of over 940 owned and leased mixer trucks, which had an average age of approximately eleven years.

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

Our plant managers oversee the operations of each of our plants. Our operational employees also include:

•	maintenance personnel who perform routine maintenance work throughout our plants;

•	mechanics who perform the maintenance and repair work on our rolling stock;

•	testing center staff who prepare mixtures for particular job specifications and maintain quality control;

•	various clerical personnel who perform administrative tasks; and

•	sales personnel who are responsible for identifying potential customers, pricing mixes for projects, and maintaining existing customer relationships.

We generally operate each of our plants on an extended single shift, with some overtime operation during the year. On occasion, however, we may have projects that require deliveries around the clock.

Aggregate products

Our aggregate products segment produces crushed stone, sand and gravel from seven aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets. We produced approximately 3.6 million tons of aggregates during the year ended December 31, 2013, with Texas representing 53% and New Jersey representing 47% of the total production. We believe our aggregates reserves provide us with additional raw material sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

Other

Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, Aridus rapid-drying concrete technology, brokered product sales, a recycled aggregates operation, and one precast concrete plant.

Industry overview

Concrete has many attributes that make it a highly versatile construction material. In recent years, industry participants have developed various uses for concrete products, including:

•	high-strength engineered concrete to compete with steel-frame construction;

•	concrete housing;

•	flowable fill for backfill applications;

•	continuous-slab rail-support systems for rapid transit and heavy-traffic rail lines; and

•	concrete bridges, tunnels and other structures for rapid transit systems.

Other examples of successful innovations that have opened new markets for concrete include:

•	sustainable construction;

•	concrete paving over asphalt, or “white topping”;

•	paved concrete shoulders to replace less permanent and increasingly costly asphalt shoulders;

•	pervious concrete parking lots for water drainage management, as well as providing a long-lasting and aesthetically pleasing urban environment;

•	colored pavements to mark entrance and exit ramps and lanes of expressways; and

•	colored, stamped concrete for decorative applications.

The U.S. ready-mixed concrete market is a large, highly competitive and fragmented market, with no one producer holding a dominant market position. The NRMCA currently estimates that the ready-mixed concrete industry generates total annual revenue of approximately $30 billion.

Based on information from the NRMCA, we estimate that, in addition to vertically integrated manufacturers of cement and aggregates, ready-mixed concrete producers currently operate approximately 5,500 plants in the United States. Larger markets generally have several producers competing for business on the basis of product quality, service, on-time delivery and price.

According to information available from the NRMCA, total volumes (measured in cubic yards) from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions of cubic yards):

	2013	2012	2011
Total ready-mixed volumes	300	290	265

According to recently published McGraw-Hill Construction data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in the past three years:

	2013	2012	2011
Commercial and industrial construction	16%	15%	14%
Residential construction	19%	16%	13%
Street and highway construction and paving	23%	25%	28%
Other public works and infrastructure construction	42%	44%	45%

According to FMI Corp., spending on total non-residential construction, highway and street construction, commercial office construction and commercial retail construction generally declined from 2008 to 2011 and has since been relatively flat. FMI Corp. projects growth in spending for each of these non-residential construction segments through 2018, and according to the Portland Cement Association ("PCA"), non-residential construction is expected to strengthen in our key markets in Texas, California, New York / New Jersey and Washington D.C., with 2014 to 2018 estimated compound annual growth rates of 11.1%, 21.4%, 16.1% and 10.3%, respectively.

Residential construction is also projected to rebound in our key markets in Texas, California and New York / New Jersey. PCA projects estimated compound annual growth rates in residential construction from 2014 to 2018 of 7.1%, 13.3% and 7.3% for Texas, California and New York / New Jersey, respectively. Moreover, the median estimate of National Association of Realtors, National Association of Home Builders, Fannie Mae and Mortgage Bankers Association projections predict U.S. residential construction to continue to recover, with over 825,000 and 359,000 single-family and multi-family housing starts in 2014, respectively.

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

Cement and other raw materials

We obtain most of the materials necessary to manufacture ready-mixed concrete on a daily basis. These materials include cement, other cementitious materials (such as fly ash and blast furnace slag) and aggregates (stone, gravel and sand), in addition to certain chemical admixtures. With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Our inventory levels do not decline significantly or comparatively with declines in revenue during seasonally low periods. We generally maintain inventory at specified levels to maximize purchasing efficiencies and to be able to respond quickly to customer demand.

Typically, cement, other cementitious materials and aggregates represent the highest-cost materials used in manufacturing a cubic yard of ready-mixed concrete. We purchase cement from a few suppliers in each of our major geographic markets. Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

Overall, prices for cement and aggregates increased in 2013, compared to 2012, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates. We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases. Today, in most of our markets, we believe there is an adequate supply of cement and aggregates. We experienced slightly increased fuel costs during 2013, although we were able to effectively mitigate these fuel costs with higher prices for our products and fuel surcharges.

We recognize the value in advocating green building and construction as part of our strategy. We initiated EF Technology, our commitment to environmentally friendly concrete technologies that significantly reduce potential CO2 emissions. Our EF Technology ready-mixed concrete products replace a portion of cement with reclaimed fly ash, blast furnace slag and other materials. We believe this results in an environmentally superior and sustainable alternative to traditional ready-mixed concrete. EF Technology reduces greenhouse gases and landfill space consumption and produces a highly durable product. Customers can also obtain LEED credits through the use of this technology. We believe our use of this technology creates a competitive advantage over smaller concrete producers and larger vertically integrated aggregate and cement companies that may not focus on this as a first solution. We are positioned to take advantage of the growing demand for these products which could expand our operating margins as they are a lower cost alternative to cement. We are also a supporter of the NRMCA Green-Star program, a plant-specific certification that utilizes an environmental management system based on a model of continual improvement.

Customers

Of our concrete product revenue for the year ended December 31, 2013, commercial and industrial construction represented approximately 64%, residential construction represented approximately 20% and street, highway construction and other public works represented approximately 16%. For the year ended December 31, 2013, no single customer or project accounted for more than 10% of our total revenue.

We rely heavily on repeat customers. Our management and sales personnel are responsible for developing and maintaining successful long-term relationships with our key customers.

Competition

The ready-mixed concrete industry is highly competitive. Our leadership position in a market depends largely on the location and operating costs of our plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or less complex jobs, such as residential construction. However, the ability to meet demanding specifications for strength or sustainability, timeliness of delivery and consistency of quality and service, in addition to price, are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries of operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater financial and marketing resources than we have, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than we do may be able to invest more in new mixer trucks, ready-mixed concrete plants and other production equipment or pay for acquisitions which could provide them a competitive advantage over us. See “Risk factors - We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive industry.”

We continue to focus on developing new competitive advantages that will differentiate us from our competitors, such as our high-performing, low-CO2 concrete, Aridus rapid-drying concrete technology and EF Technology ready-mixed concrete products. For example, Central Concrete Supply Co., Inc. (“Central Concrete”), one of our subsidiaries, differentiated itself from its competitors to supply its high-performing, low-CO2 concrete for the new SF Public Utilities Commission (“SFPUC”) headquarters. During the redesign phase, SFPUC invited Central Concrete to suggest solutions for SFPUC’s goal to use a set of concrete mixes that delivered up to 70% cement replacement materials, with no compromises on cost, finish or cure time for the mat foundation, slabs, columns and cores. SFPUC selected Central Concrete for the job in an open bidding process because its six different mixes met SFPUC’s demanding specifications by significantly cutting the cement content while delivering a net savings for SFPUC of 7.4 million pounds in CO2 emissions from embodied carbon, nearly 50% better than traditional concrete mixes.

Employees

As of December 31, 2013, we had 423 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and 1,363 hourly personnel. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of December 31, 2013, 575 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2014 and 2018. Under these agreements, we pay specified wages to covered employees and in most cases make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

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

Governmental regulation and environmental matters

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:

•	water usage;

•	land usage;

•	street and highway usage;

•	noise levels; and

•	health, safety and environmental matters.

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

Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. These laws are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also may expose us to liability for the conduct of, or conditions caused by, others or for acts that complied with all applicable laws when performed.

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

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2013.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The legislation, among other matters, requires mining companies to provide specific detailed information on health and safety violations on a mine-by-mine basis. The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95.1 to this annual report.

Product warranties

Our operations involve providing ready-mixed concrete that must meet building codes or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. In the past, we have had significant claims of this kind asserted against us that we have resolved. There currently are, and we expect that in the future there may be, additional claims of this kind asserted against us. If a significant product-related claim is resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Insurance

Our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer and other trucks in heavy traffic conditions and delivering concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of properties and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are in accordance with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.

Legal proceedings

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damage, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations. As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes. In each reporting period, if we determine that the likelihood of damages being assessed against us is probable, and, if we believe we can estimate a range of possible outcomes, then we will record a liability. The amount of the liability will be based upon a specific estimate, if we believe a specific estimate to be likely, or it will reflect the low end of our range. Currently, there are no material legal proceedings pending against us.

In the future, we may receive funding deficiency related to multi-employer plans to which we contribute. We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, and the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

As of March 6, 2014, there are no material product defect claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defect claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2013.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2013.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Available Information

Our web site address is www.us-concrete.com. We make available on this web site under  the “Investor Relations” section, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The SEC’s web site address is www.sec.gov.

Item 1A.   Risk Factors

The following risk factors represent our current view of the known material risks facing our businesses and are important to understanding our business.  The important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2014, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  In addition, these risks and uncertainties could adversely impact our business, financial condition, results of operations, cash flows and common stock price.  Further, the risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional risks and uncertainties that are not currently known to us, that we currently consider immaterial or that are not specific to us. This discussion includes a number of forward-looking statements.  Please see “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report.

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

Approximately 20% of our revenue for the year ended December 31, 2013 was from residential construction contractors. While mortgage lending conditions have slightly improved and lending volumes have increased since 2010, tightening of mortgage lending or mortgage financing requirements could adversely affect the ability to obtain credit for some borrowers, or reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. Another downturn in new home construction could also adversely affect our customers focused in residential construction, possibly resulting in slower payments, higher default rates in our accounts receivable, and an overall increase in working capital.

Our net revenue attributable to street, highway and other public works projects could be negatively impacted by a decrease or delay in governmental spending.

During the year ended December 31, 2013, approximately 16% of our ready-mixed concrete revenue was from street, highway and other public works projects. Construction activity on streets, highways and other public works projects is directly related to the amount of government funding available for such projects, which is affected by budget constraints currently being experienced by federal, state and local governments. In addition, if the U.S. government budget process results in a prolonged shutdown or reductions in government spending, we may experience delayed orders, delayed payments, and declines in revenues, profitability, and cash flows. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations and cash flows.

There are risks related to our internal growth and operating strategy.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•attract new customers;
•differentiate ourselves in a competitive market by emphasizing new product development and value added services;
•hire and retain employees; and
•reduce operating and overhead expenses.

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

Residential construction and related demand for ready-mixed concrete increased in both 2012 and 2013. While cement prices increased as a result of this increased demand, cement supplies were at levels that indicated a very low risk of cement shortages in most of our markets. Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results by decreasing sales of ready-mixed concrete and increasing our costs of raw materials.

Our net revenue attributable to infrastructure projects could be negatively impacted by a decrease or delay in governmental spending.

Our business depends, in part, on the level of governmental spending on infrastructure projects in our markets. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations, liquidity, and cash flows.

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

As of December 31, 2013, approximately 32% of our employees were covered by collective bargaining agreements, which expire between 2014 and 2018. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially and adversely affect our business, financial condition, results of operations, liquidity, and cash flows. Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

Participation in multi-employer defined benefit plans may impact our financial condition, results of operations and cash flows.

We contribute to 18 multi-employer defined benefit plans, which are subject to the requirements of the Pension Protection Act of 2006 (the “PPA”). For multi-employer defined benefit plans, the PPA established new funding requirements or rehabilitation requirements, additional funding rules for plans that are in endangered or critical status, and enhanced disclosure requirements to participants regarding a plan’s funding status. The Worker, Retiree, and Employer Recovery Act of 2008 (the “WRERA”) provided some funding relief to defined benefit plan sponsors affected by recent market conditions. The WRERA allowed multi-employer plan sponsors to elect to freeze their current funded status at the same funding status as the preceding plan year (for example, a calendar year plan that was not in critical or endangered status for 2008 was able to elect to retain that status for 2009), and sponsors of multi-employer plans in endangered or critical status in plan years beginning in 2008 or 2009 were allowed a three-year extension of funding improvement or rehabilitation plans (extending the timeline for these plans to achieve their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans). A number of the multi-employer pension plans to which we contribute are underfunded and are currently subject to funding improvement or rehabilitation requirements. Additionally, if we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans or the inability of plan sponsors to meet the funding or rehabilitation requirements would be material to our financial condition, results of operations and cash flows.

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

If one or more of the lenders under our revolving credit facility, which provides for aggregate borrowings of up to $125.0 million, subject to a borrowing base, (the "Revolving Facility"), were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced. Our inability to borrow additional amounts under our Revolving Facility could limit our ability to fund our future operations and growth.

Governmental regulations, including environmental regulations, may result in increases in our operating costs and capital expenditures and decreases in our earnings.

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:

•land usage;
•street and highway usage;
•noise levels; and
•health, safety and environmental matters.

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

The nature of our business subjects us to product liability, property damage, personal injury claims and workers’ compensation claims from time to time. Increased premiums charged by insurance carriers may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self- insured retention increases, we could suffer losses in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Further, allegations relating to workers’ compensation violations may result in investigations by insurance regulatory or other governmental authorities, which investigations, if any, could have a direct or indirect material adverse effect on our ability to pursue certain types of business which, in turn, could have a material adverse effect on our business, financial position, results of operations, liquidity, and cash flows.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

During 2013, we completed an offering of $200.0 million aggregate principal amount of 8.5% senior secured notes due 2018 (the “2018 Notes”) which are governed by an indenture (the “Indenture”). As of December 31, 2013, we had $200.0 million of outstanding senior indebtedness represented by the 2018 Notes. During 2013, we and certain of our subsidiaries entered into the First Amended and Restated Loan and Security Agreement (the “2013 Loan Agreement”), which provides for aggregate borrowings up to $125.0 million, subject to a borrowing base, under the Revolving Facility. As of December 31, 2013, we had no outstanding borrowings under the Revolving Facility.

The negative covenants in the 2018 Notes and the 2013 Loan Agreement allow us to incur additional indebtedness from other sources in certain circumstances.

As a result of our existing indebtedness and our capacity to incur additional indebtedness, we are, and anticipate continuing to be, a highly leveraged company. A significant portion of our cash flow will be required to pay interest and principal on our outstanding indebtedness, and we may be unable to generate sufficient cash flow from operations, or have future borrowings available under our Revolving Facility, to enable us to repay our indebtedness, including the 2018 Notes, or to fund other liquidity needs. This level of indebtedness could have important consequences, including the following:

•
it requires us to use a significant percentage of our cash flow from operations for debt service and the repayment of our indebtedness, including indebtedness we may incur in the future, and such cash flow may not be available for other purposes;

•	it limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase if interest rates in general increase because a portion of our indebtedness bears interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it may increase our cost of borrowing;

•	it may restrict us from exploiting business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to make payments on the 2018 Notes and our other indebtedness; and

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed.

We may not be able to generate sufficient cash flows to meet our debt service obligations and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future sources of capital under the Revolving Facility otherwise may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we complete an acquisition, our debt service requirements could increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Revolving Facility and the 2018 Notes, on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity, reducing or delaying capital expenditures, strategic acquisitions, investments and alliances or restructuring or refinancing our indebtedness. We may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The 2013 Loan Agreement and the Indenture restrict our ability to conduct asset sales and/or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

We may still be able to incur significantly more debt or make certain restricted payments in the future. This could intensify already-existing risks related to our indebtedness.

The terms of the Indenture and the 2013 Loan Agreement contain restrictions on our and the guarantors’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or the guarantors could incur significant additional indebtedness in the future, much of which could constitute secured, senior or pari passu indebtedness. As of December 31, 2013, our Revolving Facility provided for unused borrowing capacity of up to $88.3 million (after taking into account $11.3 million of undrawn letters of credit and $3.3 million of other availability reserves).

The Indenture permits us to incur certain additional secured debt, allows our non-guarantor subsidiaries to incur additional debt, and does not prevent us from incurring other liabilities that do not constitute indebtedness as defined in the Indenture.

The Indenture also, under certain circumstances, allows us to designate some of our restricted subsidiaries as unrestricted subsidiaries. Those unrestricted subsidiaries will not be subject to many of the restrictive covenants in the Indenture and therefore will be able to incur indebtedness beyond the limitations specified in the Indenture and engage in other activities in which restricted subsidiaries may not engage. If new debt is added to our currently anticipated debt levels, the related risks that we and the guarantors now face could intensify.

We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although the 2013 Loan Agreement and the Indenture contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we will be able to make substantial restricted payments under certain circumstances.

The amount of borrowings permitted under our Revolving Facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial position.

The amount of borrowings permitted at any time under our Revolving Facility is limited to a periodic borrowing base valuation of, among other things, our accounts receivable, inventory, and mixer trucks. As a result, our access to credit under our Revolving Facility is potentially subject to significant fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, as well as certain discretionary rights of the administrative agent of our Revolving Facility in respect to the calculation of such borrowing base value. Our inability to borrow under, or the early termination of, our Revolving Facility may adversely affect our liquidity, results of operations and financial position.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our Revolving Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

We are a holding company and substantially all of our tangible assets are owned by our subsidiaries. As such, repayment of our indebtedness, to a certain degree, is dependent on the generation of cash flow by our subsidiaries (including any subsidiaries that are not guarantors) and their ability to make such cash available to us, by dividend, loan, debt repayment or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the terms of the Indenture and the 2013 Loan Agreement limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

We may be unable to refinance our indebtedness.

We may need to refinance all or a portion of our indebtedness, including the Revolving Facility and the 2018 Notes, before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all or that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2018 Notes. Credit ratings are not recommendations to purchase, hold or sell the 2018 Notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure of the 2018 Notes.

Our debt agreements may restrict our ability to operate our business and to pursue our business strategies.

The 2013 Loan Agreement and the Indenture impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and limit or prohibit our ability to, among other things:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions, repurchase or redeem our stock or subordinated indebtedness or make certain investments;

•	prepay, redeem or repurchase certain debt;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other U.S. Concrete entities or restrict the ability to provide liens;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets;

•	engage in certain sale/ leaseback transactions; and

•	with respect to the Indenture, designate our subsidiaries as unrestricted subsidiaries.

The restrictive covenants in the 2013 Loan Agreement also require us to maintain specified financial ratios and satisfy other financial condition tests in certain circumstances.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. In addition, an event of default under the 2013 Loan Agreement would permit the lenders under our Revolving Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Revolving Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.

As a result of these restrictions, we may be:

•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.

These restrictions, along with restrictions that may be contained in agreements evidencing or governing future indebtedness, may affect our ability to grow in accordance with our growth strategy.

Our failure to comply with the covenants contained in the 2013 Loan Agreement, the Indenture or any other indebtedness, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

The Revolving Facility contains certain covenants, including compliance with a fixed charge coverage ratio if our Availability (as defined in the 2013 Loan Agreement) falls below a certain threshold. In addition, the Revolving Facility requires us to comply with various operational and other covenants. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” for a discussion of the financial covenants contained in the 2013 Loan Agreement. Agreements governing our other indebtedness may also contain various covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay all obligations under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default. If we were required to repurchase any of our debt securities upon a change of control, we may not be able to refinance or restructure the payments on those debt securities. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the 2013 Loan Agreement, the lenders thereunder could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against the collateral that secures the obligations under the Revolving Facility on a first-priority basis and secures the 2018 Notes on a second-priority basis. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the Indenture, the holders of the 2018 Notes could institute foreclosure proceedings against the collateral that secures the 2018 Notes on a first-priority basis and secures the obligations under the Revolving Facility on a second-priority basis. Any such actions could force us into bankruptcy or liquidation.

Moreover, the 2013 Loan Agreement provides the lenders considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under the Revolving Facility will not take such actions during the term of that facility and, further, were they to do so, the resulting impact of such actions could materially and adversely impair our ability to make interest payments on the 2018 Notes, among other matters.

Common Stock Investment Risks

We do not intend to pay dividends on our common stock.

We have not declared or paid any dividends on our common stock to date, and we do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to reinvest all future earnings in the development and growth of our business. In addition, our 2013 Loan Agreement and the Indenture prohibit us from paying dividends and future loan agreements may also prohibit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock.

Our stock price may be volatile.

In recent years the stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of specific companies. The market price of our common stock may fluctuate based on a number of factors, including:

•our operating performance and the performance of other similar companies;
•news announcements relating to us or our competitors, the job market in general and unemployment data;
•changes in earnings estimates or recommendations by research analysts;
•changes in general economic conditions;
•the arrival or departure of key personnel;
•acquisitions or other transactions involving us or our competitors; and
•other developments affecting us, our industry or our competitors.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Facilities

The table below lists our concrete plants and aggregate quarries as of December 31, 2013.  We believe these plants are sufficient for our current needs. The volumes shown are the volumes each location produced in 2013.

						Aggregate	Ready-Mixed
	Owned		Leased			Product	Concrete
Locations	Fixed	Portable	Fixed	Portable	Total	Volume (in thousands of tons)	Volume (in thousands of cubic yards)
Ready-Mixed Concrete:
California	16	2	1	—	19	—	1,615
Atlantic Region	18	—	3	—	21	—	1,027
Texas / Oklahoma	66	7	—	1	74	—	2,583
Aggregate Products Segment:
California	—	—	—	—	—	—	—
Atlantic Region	3	—	—	—	3	1,675	—
Texas / Oklahoma	1	—	3	—	4	1,918	—
Other non-reportable segments	1	—	—	—	1	—	—
Total Company	105	9	7	1	122	3,593	5,225

We produce crushed stone aggregates, sand and gravel, from seven aggregates facilities located in Texas and New Jersey. We also own two aggregate quarries that are leased to third parties for which we receive a royalty based on the volume of product produced and sold from the quarries during the term of the lease. We sell aggregates produced from the seven facilities in Texas and New Jersey for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 3.6 million tons of aggregates in 2013, with Texas producing 53% and New Jersey 47% of that total production. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability.

Equipment

As of December 31, 2013, we had a fleet of over 940 owned and leased mixer trucks and over 1,000 other rolling stock and vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our owned mixer trucks is approximately eleven years.

For additional information related to our properties, see Item 1 of this report.

Item 3.    Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 23, “Commitments and Contingencies,” to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

Item 4.    Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in exhibit 95.1 to this annual report.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are traded on the NASDAQ Capital Market under the ticker symbol “USCR.”

As of March 3, 2014, we had approximately 75 holders of record of our common stock and approximately 2,000 beneficial holders of our common stock.

The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2013		2012
	High	Low	High	Low
First Quarter	$14.91	$9.07	$5.30	$3.01
Second Quarter	$16.75	$12.58	$5.22	$4.21
Third Quarter	$22.21	$15.03	$6.75	$4.79
Fourth Quarter	$23.60	$18.78	$9.69	$5.86

We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 9 to our consolidated financial statements included in this report, under the sub-headings "Senior Secured Credit Facility Due 2018" and "Senior Secured Notes due 2018."

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company withheld shares to cover employee tax withholding obligations, other than for employees who have elected to satisfy their tax withholding requirements in the form of a cash payment. The table below reflects shares of common stock withheld to satisfy tax withholding obligations during the fourth quarter ended December 31, 2013.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2013 to October 31, 2013	3,567	$19.96	—	$—
November 1, 2013 to November 30, 2013	10,292	22.05	—	—
December 1, 2013 to December 31, 2013	—	—	—	—
Total	13,859	$21.51	—	$—

Item 6.    Selected Financial Data

The Company is relying on smaller reporting company disclosure requirements and therefore is not required to include this information.

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

Our Business

We are a leading producer of ready-mixed concrete in select geographic markets in the United States. We operate our business through two primary segments: (i) ready-mixed concrete and (ii) aggregate products. The results of operations for our two California precast operations as well as our Phoenix, Arizona precast operation that were sold during 2012 have been included in discontinued operations for the periods presented.

Ready-mixed concrete. Our ready-mixed concrete segment (which represented 88.7% of our revenue for the year ended December 31, 2013) engages principally in the formulation, production and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in north Texas, west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs.

Aggregate products. Our aggregate products segment (which represented 3.5% of our revenue for the year ended December 31, 2013, excluding $16.5 million of intersegment sales) produces crushed stone, sand and gravel from seven aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 3.6 million tons of aggregates during the year ended December 31, 2013, with Texas representing 53% and New Jersey representing 47% of the total production. We consumed 51% of our aggregate production internally and sold 49% to third party customers in 2013. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas, which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

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

From 2007 through 2011, construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete. However, construction and related demand for ready-mixed concrete improved in 2012 and 2013. For the year ended December 31, 2013, our ready-mix concrete sales volume increased 8.0% to 5.2 million cubic yards from 4.8 million cubic yards for the year ended December 31, 2012. Sales volume for the year ended December 31, 2013 was up in most of our major markets as compared to the year ended December 31, 2012 due to increased construction activity. Sales in our California market were also significantly favorably impacted by sales volume resulting from our acquisition of the Bode Companies (“Bode”) during the fourth quarter of 2012. Partially offsetting the volume increases in our major markets was a decrease in volume in our onsite portable business, which had large ongoing projects during 2012. We experienced an 8.7% increase in consolidated average ready-mixed concrete sales prices for the fourth quarter of 2013 compared to the fourth quarter of 2012, resulting in the eleventh consecutive fiscal quarter we have seen increased average selling prices. As a result of the increased ready-mixed concrete sales volume and higher sales prices, our revenue increased year-over-year. Additionally, the higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during fiscal year 2013, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Basis of Presentation

We operate our business in two reportable segments: (1) ready-mixed concrete and (2) aggregate products. Our ready-mixed concrete segment produces and sells ready-mixed concrete.  This segment serves the following principal markets: north and west Texas, California, New Jersey, New York, Washington, D.C. and Oklahoma.  Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New Jersey and New York markets in which our ready-mixed concrete segment operates.

Our chief operating decision maker evaluates segment performance and allocate resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), and gain/loss on extinguishment of debt. Additionally, Adjusted EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

•	non-cash stock compensation expense;

•	corporate officer severance expense; and

•	expenses associated with the relocation of our corporate headquarters.

We consider Adjusted EBITDA an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) internally measure our operating performance and (ii) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, net income or loss, is not based on accounting principles generally accepted in the United States of America, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similar titled measures reported by other companies.  See Note 20 to our consolidated financial statements included in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before taxes.

On August 20, 2012, we completed the sale of substantially all of our California precast operations. On December 17, 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations in Phoenix, Arizona. The results of operations for our California precast operations and Smith Precast operations have been included in discontinued operations for the periods presented.

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

Our availability under the 2013 Loan Agreement at December 31, 2013 increased to $88.3 million from availability of $52.4 million at December 31, 2012 due to amendments in March and October of 2013, which increased our borrowing capacity from $80.0 million to $125.0 million. We had no borrowings outstanding under the Revolving Facility as of December 31, 2013.

The projection of our cash needs is based upon many factors, including without limitation, our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the Revolving Facility, proceeds from our 2018 Notes offering, and cash generated from operations will provide us with sufficient liquidity in the ordinary course. The Revolving Facility and the 2018 Notes are scheduled to mature in October 2018 and December 2018, respectively. If, however, the Revolving Facility, the 2018 Notes proceeds, and our operating cash flows are not adequate to fund our operations, we would need to obtain an amendment to the 2013 Loan Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets.

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

•	inclement weather beyond normal patterns that could affect our sales volumes
The following key financial measurements reflect our financial position and capital resources as of December 31, 2013 and 2012 (dollars in thousands):

	2013	2012
Cash and cash equivalents	$112,667	$4,751
Working capital	135,078	18,565
Total debt	214,144	63,459

Our cash and cash equivalents consist of highly liquid investments and deposits we hold at major financial institutions.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Senior Secured Notes due 2018

On November 22, 2013, we completed our offering of the 2018 Notes at an offering price of 100%. We used a portion of the net proceeds from the 2018 Notes to repay all of the outstanding borrowings under the Revolving Facility and to redeem all our outstanding 9.5% senior secured notes due 2015 (the "2013 Notes"). The issuance of the 2018 Notes and redemption of the 2013 Notes qualified as a Senior Notes Refinancing (as defined below) under the terms of the 2013 Loan Agreement.

The 2018 Notes are governed by the Indenture dated as of November 22, 2013, by and among the Company and U.S. Bank National Association, as trustee and noteholder collateral agent (the “Notes Collateral Agent”). We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year, commencing on June 1, 2014. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions, as described below, and also contains customary events of default.

The Indenture contains certain covenants that restrict or limit our ability to, among other things,

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

•	prepay, redeem or repurchase certain debt;

•	sell assets or issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other U.S. Concrete entities or restrict the ability to provide liens;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets;

•	engage in certain sale/leaseback transactions; and

•	designate our subsidiaries as unrestricted subsidiaries.

As defined in the Indenture, we are entitled to incur indebtedness if, on the date of such incurrence and given effect thereto on a proforma basis, the consolidated coverage ratio exceeds 2.0 to 1.0.

Our obligations under the 2018 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee the indebtedness under our Revolving Facility. Each guarantee is subject to release in the following customary circumstances:

•
a disposition of all or substantially all of the assets of the guarantor subsidiary, by way of merger, consolidation or otherwise; provided the proceeds of the disposition are applied in accordance with the Indenture;

•
a disposition of the capital stock of the guarantor subsidiary to a third person, if the disposition complies with the Indenture and as a result the guarantor subsidiary ceases to be a restricted subsidiary;

•
the designation by us of the guarantor subsidiary as an unrestricted subsidiary or the guarantor subsidiary otherwise ceases to be a restricted subsidiary, in each case in accordance with the Indenture; or

•	legal or covenant defeasance of the 2018 Notes and discharge of our obligations under the Indenture.

The 2018 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its indirect wholly owned subsidiaries. The guarantees are joint and several, and there are no non-guarantor subsidiaries. U.S. Concrete, Inc. does not have any independent assets or operations. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by first-priority liens on certain of the property and assets directly owned by us, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens and certain exceptions, and by a second-priority lien on our assets securing the Revolving Facility on a first-priority basis, including inventory (including as-extracted collateral), accounts, certain specified mixer trucks, chattel paper, general intangibles (other than collateral securing the 2018 Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions. The 2018 Notes and the guarantees thereof are effectively subordinated to all indebtedness and other obligations, including trade payables, of each of our future subsidiaries that are not guarantors.

Senior Secured Credit Facility due 2018

On August 31, 2012, we and certain of our subsidiaries entered into a Loan and Security Agreement (as subsequently amended, the "2012 Credit Agreement") with certain financial institutions named therein, as lenders, and Bank of America, N.A. as agent and sole lead arranger (the "Administrative Agent"), which provided for an $80.0 million asset-based revolving credit facility. On March 28, 2013, we entered into a First Amendment to Loan and Security Agreement (the "Amendment") with certain financial institutions party thereto (the "Lenders") and the Administrative Agent, which amended the 2012 Credit Agreement. The Amendment, among other things, increased the Revolving Facility by $22.5 million from $80.0 million to $102.5 million. On October 29, 2013, we entered into a First Amended and Restated Loan and Security Agreement (the “2013 Loan Agreement”) with the Lenders and the Administrative Agent, which amended and restated our 2012 Credit Agreement. The 2013 Loan Agreement, among other things, provided for an increase, upon the consummation of a refinancing of our 2013 Notes (a “Senior Notes Refinancing”), of the Revolving Facility from $102.5 million to $125.0 million and for an extension of the term of the agreement. The issuance of our 2018 Notes qualified as a Senior Notes Refinancing. As a result of the Senior Notes Refinancing, the expiration date of the 2013 Loan Agreement was extended to October 2, 2018. The Revolving Facility retains an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $175.0 million. As of December 31, 2013 under the Revolving Facility, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit, and as of December 31, 2012, we had $13.3 million of outstanding borrowings and $12.2 million of undrawn standby letters of credit.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement and discussed further below. Our availability under the Revolving Facility at December 31, 2013 increased to $88.3 million from $52.4 million at December 31, 2012. The 2013 Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by Lenders of up to $12.5 million in excess of calculated borrowing base levels. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

Advances under the Revolving Facility are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30 days interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus the Applicable Margin, as defined in the 2013 Loan Agreement. The interest rate for LIBOR Loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus the Applicable Margin, as defined in the 2013 Loan Agreement. Issued and outstanding letters of credit are subject to a fee equal to the Applicable Margin, as defined in the 2013 Loan Agreement, a fronting fee equal to 0.125% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit. Among other fees, we pay a commitment fee of either 0.25% or 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the Revolving Facility. The fee we pay is determined by whether the amount of the unused line is above or below 50% of the Aggregate Revolver Commitments, as defined in the 2013 Loan Agreement. The Applicable Margin ranges from 0.25% to 0.75% for base rate loans and from 1.5% to 2.0% for LIBOR Loans, and is determined based on Average Availability for the most recent fiscal quarter, as defined in the 2013 Loan Agreement.

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Advances under the Revolving Facility are limited by a borrowing base which is equal to the lesser of the Revolving Facility less the LC Reserve, the Senior Notes Availability Reserve, and the Tax Reserve, all as defined in the 2013 Loan Agreement, or the sum of (a) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (b) the lesser of (i) 55% of the value of eligible inventory or (ii) 85% of the product of (x) the net orderly liquidation value of inventory divided by the value of the inventory and (y) multiplied by the value of eligible inventory, and (c) the lesser of (i) $30.0 million (which may increase up to $40.0 million on the occasion of a Revolver Commitments Increase Event, as defined in the 2013 Loan Agreement), or (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks, minus (D) such reserves as the Administrative Agent may establish from time to time in its permitted discretion. The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The 2013 Loan Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the 2013 Loan Agreement. The 2013 Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2013 Loan Agreement. For the trailing twelve month period ended December 31, 2013, our fixed charge coverage ratio was 2.77 to 1.0. As of December 31, 2013, we were in compliance with all covenants under the 2013 Loan Agreement.

The 2013 Loan Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, change of control, material money judgments and failure to maintain subsidiary guarantees.

The 2013 Loan Agreement is secured by a first-priority lien on certain assets of the Company and our guarantors, including inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the 2018 Notes on a first-priority basis, as described above), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The 2013 Loan Agreement is also secured by a second-priority lien on the collateral securing the 2018 Notes as defined below on a first-priority basis (see “Senior Secured Notes due 2018” above).

Other Debt

In July 2013, we entered into a master leasing agreement with Capital One Equipment Finance Corporation ("Capital One") to provide up to $5.0 million in total lease commitments for mixer trucks. As of December 31, 2013, we have fully utilized these lease commitments. Interest on these lease commitments accrues at fixed annual rates ranging from 4.31% to 4.54% , and payments are due monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease. During the second half of 2013, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks totaling $6.2 million aggregate principal with fixed annual interest rates ranging from 3.02% to 3.23%, payable monthly for a term of five years. In December 2013, we entered into a master leasing agreement with GE Capital Commercial Inc. to provide up to $5.0 million in total lease commitments for mixer trucks. As of December 31, 2013, we had utilized $0.8 million of this financing. Interest on the $0.8 million of financing accrues at a fixed annual rate of 4.8% and payments are due monthly for a term of five years. The lease includes a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

On August 31, 2010, we issued $55.0 million aggregate principal amount of 9.5% Convertible Notes due 2015 (the "Convertible Notes") pursuant to a subscription offering contemplated by our plan of reorganization (the "Plan").  Under the terms of the indenture governing the Convertible Notes, interest accrued at a rate of 9.5% per annum and was payable quarterly in cash in arrears. The notes mature on August 31, 2015. Concurrent with issuance of the notes, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11 to our consolidated financial statements included in this report). This discount was being accreted over the term of the Convertible Notes and included in interest expense prior to the Conversion Event, as described below.

On March 22, 2013, we completed our offer to exchange (the “Exchange Offer”) up to $69.3 million aggregate principal amount of newly issued 2013 Notes for all $55.0 million aggregate principal amount of our Convertible Notes. At the time of settlement, we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes, plus approximately $0.3 million in cash for accrued and unpaid interest on the Convertible Notes exchanged in the Exchange Offer. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 22, 2013. In November 2013, we used a portion of the proceeds from our 2018 Notes offering to redeem all $61.1 million of our outstanding 2013 Notes.

In accordance with the indenture governing the Convertible Notes, if the closing price of our common stock exceeded 150% of the Conversion Price (defined in the indenture as $1,000 divided by the conversion rate) then in effect for at least 20 trading days during any consecutive 30-day trading period (the “Conversion Event”), we could provide, at our option, a written notice (the “Conversion Event Notice”) of the occurrence of the Conversion Event to each remaining holder of Convertible Notes.  On June 17, 2013, the common stock price hurdle necessary to constitute a Conversion Event was met. As such, we provided a Conversion Event Notice to the remaining holders of Convertible Notes on June 18, 2013. Holders had until the close of business on August 2, 2013 (the "Conversion Termination Date") to tender their Convertible Notes for shares of common stock. Prior to August 3, 2013, holders tendered $6.4 million of Convertible Notes and were issued 0.6 million shares of our common stock. As of August 3, 2013, the remaining Convertible Notes no longer include a conversion feature and ceased to accrue interest. As of December 31, 2013, we had $0.1 million of Convertible Notes outstanding.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 9 to our consolidated financial statements included in this report.
 Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt, other long-term obligations, and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. The fair value of our 2018 Notes as of December 31, 2013 was estimated to be $204.5 million, based on broker/dealer quoted market prices. The fair value of our Convertible Notes was approximately $0.1 million at December 31, 2013, with no embedded derivative, and $68.8 million, including the embedded derivative of $17.2 million, at December 31, 2012. The fair value of issued warrants was $21.7 million and $4.9 million at December 31, 2013 and 2012, respectively. The fair value of the Bode Earn-out (as defined herein) associated with our acquisition of the Bode Companies during 2012 was $8.3 million, including the discount of $1.3 million at December 31, 2013 and was $8.6 million, including the discount of $1.6 million, at December 31, 2012. See Note 11 to our consolidated financial statements included in this report for further information regarding our derivative liabilities, Note 12 regarding the Bode Earn-out related to the Bode Companies acquisition, Note 13 regarding our fair value disclosure and and Note 15 regarding the warrants.

Cash Flow

The net cash provided by or used in our operating, investing and financing activities is presented below (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net cash provided by (used in):
Operating activities	$24,180	$10,722
Investing activities	(26,104)	(4,806)
Financing activities	109,840	(5,394)
Net increase in cash	$107,916	$522

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss. Net cash provided by operating activities was $24.2 million for the year ended December 31, 2013, compared to $10.7 million for the year ended December 31, 2012. Cash from operating activities in 2013 was favorably impacted by significant non-cash expenses that were included in our 2013 net loss; primarily $30.0 million of non-cash loss on derivative, $19.0 million of depreciation, depletion and amortization, $5.4 million of non-cash stock compensation expense, and $2.2 million of non-cash amortization of debt issuance costs, partially offset by $1.0 million of non-cash gain on extinguishment of debt. In 2013, we used $14.1 million to fund working capital changes. This compares to cash from operating activities in 2012 which was also favorably impacted by significant non-cash expenses included in our 2012 net loss; primarily $19.7 million of non-cash loss on derivative, $16.3 million in depreciation, depletion, and amortization, $2.6 million of non-cash loss on extinguishment of debt, $2.5 million in non-cash stock-based compensation, and $4.1 million in non-cash amortization of debt issuance costs, partially offset by $2.8 million in gains from sales of assets, and $4.0 million of non-cash income tax benefit, partially resulting from the acquisition of the Bode Companies which resulted in the reduction of our valuation allowance on our net deferred tax asset. In 2012, we used $3.7 million to fund working capital changes.

We used $26.1 million to fund investing activities in 2013 compared to $4.8 million in 2012. The change reflects an $11.6 million increase in capital spending over the prior year period, primarily for purchases of plant improvements, plant equipment, mixer trucks, and other rolling stock. During 2013, we paid $4.4 million to fund acquisitions, while in 2012, we paid $28.6 million for acquisitions in our west Texas and northern California markets. Also in 2013, we paid a total of $2.3 million to Oldcastle and Jensen related to the re-acquisition of certain assets and settlement of certain liabilities associated with the disposal of our California and Arizona precast operations in 2012. During 2012, we received $27.0 million in proceeds from the sale of our California and Arizona precast operating units and $5.2 million for the sale of excess land, buildings and equipment.

Our net cash provided by financing activities was $109.8 million in 2013 compared to $5.4 million used in financing activities in 2012. Financing activities in 2013 include the proceeds from our $200 million note offering during the fourth quarter of 2013, net of related debt issuance costs, and redemption of $61.1 million aggregate principal of our 2013 Notes. We also paid off all of our existing borrowings under our Revolving Facility during the fourth quarter of 2013. During 2012, we reduced our borrowings under our credit facilities by $2.0 million and incurred $1.8 million of deferred financing costs in conjunction with new credit arrangements.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  For additional discussion on our operating leases, see Note 23 to our consolidated financial statements included in this report.

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2013 (in millions):

Contractual obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
Principal on debt	$214.1	$4.0	$5.2	$204.9	$—
Interest on debt (1)	84.8	17.5	34.5	32.8	—
Operating leases	37.5	8.0	12.4	9.8	7.3
Total	$336.4	$29.5	$52.1	$247.5	$7.3

(1)	Consists of interest payments due under the 2018 Notes, capital leases, and other borrowings.

The following are our commercial commitment expirations as of December 31, 2013 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$11.3	$11.3	$—	$—	$—
Performance bonds	7.7	7.6	0.1	—	—
Total	$19.0	$18.9	$0.1	$—	$—

The standby letters of credit and performance bonds have not been drawn upon as of December 31, 2013. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above:  accrued employment costs, income tax contingencies, insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.  As of December 31, 2013, the total unrecognized tax benefit related to uncertain tax positions was $3.5 million.  We believe it is likely a reduction in our uncertain tax positions of $0.1 million will occur within the next 12 months.

Acquisitions and Divestitures

Purchase of Bodin Concrete Assets

On July 26, 2013, we acquired three ready-mixed concrete plants and related assets in our north Texas market from Bodin for $4.4 million in cash. We acquired plant and equipment valued at $3.3 million and recognized goodwill of $1.1 million. The goodwill ascribed to the purchase is related to the synergies we expect to achieve with expansion into the eastern corridor of the north Texas market in which we already operate. We expect the goodwill to be deductible for tax purposes.

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

Purchase of Bode Gravel and Bode Concrete Equity Interests

On October 30, 2012, we completed the acquisition of all of the outstanding equity interests of the Bode Companies pursuant to an equity purchase agreement dated October 17, 2012. The Bode Companies operated two fixed and one portable ready-mixed concrete plant and 41 mixer trucks in the San Francisco, California area. The purchase price for the acquisition was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments (the "Bode Earn-out"). The earn-out payments are contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7.0 million in cash payable over a six-year period, resulting in total consideration fair value of $33.1 million. We funded the acquisition from cash on hand and borrowings under our Revolving Facility. In March 2013, we completed our final working capital adjustments with the former equity owners, resulting in a reduction in goodwill of $0.2 million.

Purchase of Colorado River Concrete Assets

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from CRC in our west Texas market for $2.4 million in cash and a $1.9 million promissory note at a fixed annual interest rate of 4.5%. This note is being paid in twenty-four equal monthly installments which began in January 2013. The purchase of these assets allowed us to expand our business in two of our major markets; west Texas and north Texas. We acquired plant and equipment valued at $3.2 million, inventory valued at $0.2 million, and goodwill valued at $1.0 million. No liabilities were assumed in the purchase. The goodwill ascribed to the purchase is related to the synergies we expected to and have achieved with expansion of these areas in which we already operate. We expect the goodwill to be deductible for tax purposes.

Sale of California Precast Operations

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of our California precast operations to Oldcastle for $21.3 million in cash, plus net working capital adjustments. The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items. The results of operations for these units have been included in discontinued operations for the periods presented.

During the first quarter of 2013, pursuant to the terms of the asset purchase agreement, we made payments totaling $1.9 million to Oldcastle related to the reacquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities.

Other

In October 2006, we acquired certain aggregates assets located in New Jersey. As a condition of the purchase agreement, additional consideration would be due if we were able to receive permits that allowed us to mine the minerals from certain areas. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012. On October 5, 2012, we signed an agreement with the seller to pay a total of $1.0 million in lieu of the $1.4 million contractual payment due to a lower volume of aggregate assets available to mine than originally contemplated in the agreement. We signed a promissory note for the $1.0 million settlement, payable in eight equal quarterly installments which began in November 2012 at a fixed annual interest rate of 2.5%.

During the third quarter of 2012, we made the decision to sell certain of our land and buildings in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell, which approximated net book value of $2.6 million. This transaction closed during the fourth quarter of 2012, and we received $3.2 million in proceeds. Accordingly, we recorded a gain on sale of assets of $0.6 million, which is included in our statement of operations for the year ended December 31, 2012.

In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus the value of the inventory on hand at closing. We made cash payments of $0.4 million at closing and issued a promissory note for the remaining $2.6 million at a fixed annual interest rate of 5.0%. The note matures in October 2015.

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

For additional discussion on our acquisitions and divestitures, see Note 2 to our consolidated financial statements included in this report.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth selected historical statement of operations information and that information as a percentage of revenue for each of the periods indicated, as well as the increase or decrease from the prior year in dollars and percent.

	(amounts in thousands, except selling prices)
					Increase / (Decrease)
	Year Ended December 31, 2013		Year Ended December 31, 2012		$	%
Revenue	$615,000	100.0%	$531,047	100.0	$83,953	15.8%
Cost of goods sold before depreciation, depletion and amortization	514,813	83.7	455,825	85.8	58,988	12.9
Selling, general and administrative expenses	60,179	9.8	58,978	11.1	1,201	2.0
Depreciation, depletion and amortization	18,984	3.1	15,676	3.0	3,308	21.1
Gain on sale of assets	(232)	—	(649)	(0.1)	417	(64.3)
Income from operations	21,256	3.5	1,217	0.2	20,039	NM
Interest expense, net	11,332	1.8	11,344	2.1	(12)	(0.1)
Derivative loss	(29,964)	(4.9)	(19,725)	(3.7)	(10,239)	51.9
Gain (loss) on early extinguishment of debt	985	0.2	(2,630)	(0.5)	3,615	(137.5)
Other income, net	1,820	0.3	2,973	0.6	(1,153)	(38.8)
Loss from continuing operations before income taxes	(17,235)	(2.8)	(29,509)	(5.6)	12,274	41.6
Income tax expense (benefit)	1,155	0.2	(3,760)	(0.7)	4,915	130.7
Net loss from continuing operations	(18,390)	(3.0)	(25,749)	(4.8)	7,359	28.6
(Loss) income from discontinued operations, net of taxes	(1,739)	(0.3)	10	—	(1,749)	NM
Net loss	$(20,129)	(3.3)%	$(25,739)	(4.8)%	$5,610	21.8%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$104.03		$97.59		$6.44	6.6%
Sales volume in cubic yards	5,225		4,839		386	8.0%
Aggregates Data:
Average selling price per ton	$8.84		$7.89		$0.95	12.0%
Sales volume in tons	3,597		3,407		190	5.6%

Revenue. Our 2013 total revenue grew by $84.0 million, or 15.8%, from $531.0 million in 2012 to $615.0 million in 2013, primarily due to increased sales of ready-mixed concrete. Ready-mixed sales increased $71.5 million, or 15.1%, from $473.8 million in 2012 to $545.3 million in 2013, driven by an 8.0% volume increase and a 6.6% increase in our average selling price. Sales of aggregates rose to $38.2 million in 2013 from $32.0 million in 2012, an increase of $6.2 million, or 19.4%, due to a 5.6% increase in volume and a 12.0% increase in average selling price. Other product revenues and eliminations, which includes our building materials, precast concrete products, lime slurry, hauling business, and eliminations of our intersegment sales, increased by $6.2 million, or 24.7%, to $31.5 million in 2013 from $25.2 million in 2012, primarily due to increased building materials and precast concrete sales.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization ("DD&A"), increased $59.0 million, or 12.9%, from $455.8 million in 2012 to $514.8 million in 2013. Our costs were higher primarily due to volume growth in our two segments - ready-mixed concrete and aggregates - resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Plant fixed costs, which primarily consists of leased equipment costs, property taxes, dispatch costs, and plant management, increased slightly over the prior year. As a percentage of revenue, cost of goods sold before DD&A decreased by 2.1% in 2013 from 2012, as we were able to achieve greater efficiencies from our increased sales volume.

Selling, general and administrative expenses.  Selling, general and administrative, ("SG&A"), expenses increased $1.2 million, or 2.0%, in 2013 from $59.0 million in 2012 to $60.2 million in 2013.  Our increased 2013 SG&A costs primarily resulted from a $2.9 million increase in non-cash stock compensation and $1.2 million in higher bonus accruals. These increases were partially offset by lower 2013 costs associated with the relocation of our corporate headquarters from Houston, Texas to Euless, Texas during 2012, which totaled $0.5 million in 2013 compared to $2.5 million in 2012, as well as lower legal and professional fees, which includes fees related to our acquisitions and divestitures. As a percentage of total revenue, SG&A expenses decreased to 9.8% in 2013 from 11.1% in 2012.

Gain on sale of assets. We recorded a gain on sale of assets of $0.2 million in 2013 versus $0.6 million in 2012. Our gain on sale of assets in 2013 included sales of excess vehicles and equipment. In 2012, we sold certain of our land and buildings in northern California during the fourth quarter.

Depreciation, depletion and amortization.  DD&A expense for 2013 increased $3.3 million, or 21.1%, to $19.0 million, from $15.7 million in 2012, primarily due to the full year impact of DD&A for the Bode assets acquired in October 2012.

Income from operations. Income from operations rose $20.0 million to $21.3 million in 2013 from $1.2 million in 2012. Increased revenue from both higher volume and higher pricing resulted in increased efficiencies that led to improvements in income from operations as a percentage of revenue, which we refer to as operating margins. Operating margins increased to 3.5% for 2013 compared to 0.2% for 2012.

Interest expense, net.  Net interest expense for 2013 was flat at $11.3 million for both 2013 and 2012, reflecting interest on borrowings under our credit facilities, interest on our notes, and non-cash amortization of our deferred financing costs and the interest component of the Bode Earn-out. The 2012 period also included amortization of the discount on our Convertible Notes, most of which were exchanged or converted to shares of common stock during 2013.

Derivative loss. For the 2013 period, we recorded a non-cash loss on derivatives of $30.0 million related to fair value changes in our warrants and our Convertible Notes. This was a $10.2 million increase from the 2012 period, when we recorded a non-cash loss on derivatives of $19.7 million.  All derivatives are required to be recorded on the balance sheet at their fair values in accordance with United States Generally Accepted Accounting Principles ("U.S. GAAP").  Each quarter, we determine the fair value of our derivative liabilities and any changes result in income or loss for the period. The key inputs in determining fair value of our derivative liabilities include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in income or loss each quarterly period. For the year ended December 31, 2013, we recorded a non-cash loss from fair value changes in our Convertible Notes embedded derivative of approximately $13.1 million, primarily due to an increase in the price of our common stock and changes in our stock price volatility. Most of the $13.1 million non-cash loss for the 2013 period relates to the fair value adjustment to the $55.0 million of Convertible Notes that were outstanding immediately prior to the completion of the Exchange Offer that occurred during March 2013. Following the Conversion Termination Date in August 2013, the conversion feature associated with our remaining $0.1 million of Convertible Notes was eliminated; thus no fair value adjustment was recorded on the Convertible Notes during the second half of 2013. The remaining Convertible Notes are not subject to future fair value adjustments. For 2013, we also recorded a non-cash loss from fair value changes in the warrants of approximately $16.9 million due primarily to the increase in the price of our common stock. For the year ended December 31, 2012, we recorded a non-cash loss from fair value changes in our Convertible Notes embedded derivative of approximately $15.5 million, primarily due to an increase in the price of our common stock and changes in our stock price volatility. In addition, we recorded a non-cash loss from fair value changes in the warrants during 2012 of approximately $4.2 million due primarily to the increase in the price of our common stock.

Gain (loss) on extinguishment of debt. In 2013, we recorded a net $1.0 million non-cash gain on extinguishment of debt. This consisted of $4.3 million of non cash gain related to the Exchange Offer of our Convertible Notes that were exchanged for 2013 Notes in March 2013, $1.7 million in non-cash loss associated with the Conversion Event, and $1.6 million in non-cash loss associated with the subsequent extinguishment of our 2013 Notes following receipt of the proceeds of our $200 million 2018 Notes offering in November 2013. In the third quarter of 2012, we recorded a $2.6 million non-cash loss from the write-off of the unamortized balance of our deferred costs from our prior credit agreement that was terminated concurrently with the August 2012 signing of the 2012 Credit Agreement.

Other income, net. Other income for the 2013 period was $1.8 million compared to $3.0 million for the 2012 period. The decrease from 2012 was primarily due to the receipt in 2012 of $0.5 million in royalty payments related to mineral rights on a property in west Texas, and the receipt of $0.6 million for an insurance settlement related to litigation filed in previous years for which no benefit was expected to be received by the Company.

Income tax expense (benefit).  We recorded an income tax expense (benefit) allocated to continuing operations of approximately $1.2 million and ($3.8) million for the years ended December 31, 2013 and December 31, 2012, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of December 31, 2013 and 2012 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of December 31, 2013 and 2012 was $4.3 million and $0.5 million for each year, respectively.

We reorganized pursuant to Chapter 11 of the bankruptcy code under the terms of our Plan, with an effective date of August 31, 2010. Under our Plan, our previously outstanding 8.375% Senior Subordinated Notes due 2014 were cancelled, giving rise to cancellation of indebtedness income, or CODI.  The Internal Revenue Code, or IRC, provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Our CODI and required tax attribute reduction did not cause a significant change in our recorded deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes.

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

During 2013, pursuant to the terms of the related asset purchase agreements, we paid Oldcastle and Jensen $1.9 million and $0.5 million, respectively, related to the reacquisition of certain uncollected receivables and settlement of certain accrued liabilities. Of these amounts, a total of $0.7 million are included as a charge to discontinued operations for 2013.

Segment information

For a discussion of our segments and segment Adjusted EBITDA, see "Basis of Presentation", under this Item 7, earlier in this report. For a discussion and reconciliation of our segment Adjusted EBITDA, see Note 20 to our consolidated financial statements in this report.

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Year Ended December 31,		Increase / (Decrease)
	2013	2012	$ or cubic yards, as applicable	%

Ready-mixed Concrete Segment
Revenue	$545,302	$473,807	$71,495	15.1%
Segment revenue as a percentage of total revenue	88.7%	89.2%
Adjusted EBITDA	$58,583	$41,486	$17,097	41.2%
Adjusted EBITDA as a percentage of segment revenue	10.7%	8.8%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$104.03	$97.59	$6.44	6.6%
Sales volume in thousands of cubic yards	5,225	4,839	$386	8.0%

Revenue. Our ready-mixed concrete sales provided 88.7% of our total revenue in 2013, versus 89.2% in 2012. Segment revenue for 2013 rose $71.5 million, or 15.1%, over 2012 levels. This increase was driven primarily by an 8.0% increase in sales volume, or 0.4 million cubic yards. Increased volume provided $37.7 million, or approximately 52.7%, of our ready-mixed concrete revenue growth. We also  experienced an approximate 6.6% increase in our ready-mix average selling price per cubic yard during 2013 as compared to 2012. Increased selling price contributed $33.6 million, or 47.1%, of our revenue growth. Our volume was higher in all of our major markets, excluding west Texas, which was down slightly versus prior year due to more lost weather days during the fourth quarter of 2013 than in the fourth quarter of 2012. Our average selling price increased in all of our major markets, except for the New York/New Jersey area, which was down slightly in 2013 due to a combination of increased competitive pressure in New York and higher volume in New Jersey, which carries a lower average selling price than New York.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose from $41.5 million in the 2012 period to $58.6 million in the 2013 period, an increase of $17.1 million, or 41.2%. Driving this growth was an 8.0% increase in sales volume plus a 6.6% increase in our average selling price, which resulted in $71.5 million in higher revenue. Partially offsetting the growth in revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all up due to the higher volume. We also saw higher raw materials prices from our vendors during 2013, which increased our cost of goods sold for 2013. However, we were generally able to pass these price increases along to our customers. Our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, rose slightly over the 2012 period. Segment Adjusted EBITDA as a percentage of segment revenues rose to 10.7% in 2013 from 8.8% in the 2012 period, reflecting primarily the higher revenues and greater efficiencies.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Year Ended December 31,		Increase / (Decrease)
	2013	2012	$ or tons, as applicable	%

Aggregate Products Segment
Revenue	$38,213	$31,997	$6,216	19.4%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.5%	3.4%
Adjusted EBITDA	$7,192	4,142	$3,050	73.6%
Adjusted EBITDA as a percentage of segment revenue	18.8%	12.9%

Aggregates Data:
Average selling price per ton	$8.84	$7.89	$0.95	12.0%
Sales volume in thousands of tons	3,597	3,407	190	5.6%

Revenue.  Sales of our aggregate products, excluding intersegment sales of $16.5 million, provided 3.5% of our total revenue in 2013, compared to 3.4%, excluding intersegment sales of $13.7 million, in 2012. Segment revenue rose $6.2 million, or 19.4%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 43.2% of our 2013 aggregates sales, or $16.5 million, were to our ready-mixed segment, versus 42.9%, or $13.7 million, in 2012. Contributing to our overall aggregates revenue growth was in increase in volume of 0.2 million tons, which provided $1.5 million, or 24.1%, of our aggregates revenue increase. Our average selling price rose 12.0%, which provided $3.4 million, or 55.0%, of our increase in aggregates revenue. In addition, freight charges to deliver the aggregates to the external customer, as well as other charges, all of which are included in revenue, increased $1.3 million during 2013 and contributed 21.0% to our aggregates revenue growth.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment increased to $7.2 million in the 2013 period from $4.1 million in the 2012 period, primarily reflecting the higher sales volume and higher average selling price, partially offset by the related higher cost of goods sold associated with the increased volume. Our variable costs associated with cost of goods sold, which includes quarry labor and benefits, utilities, repairs and maintenance, pit costs to prepare the stone and gravel for use, and delivery costs, all rose due to the higher sales volumes. Our quarry fixed costs, which include primarily property taxes, equipment rental, and plant management costs, were flat compared to the prior year. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 18.8% in 2013 from 12.9% in 2012, primarily due to the increase in revenue and increased efficiencies.

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

Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, using a two-step process, which requires us to make certain judgments and assumptions in our calculations. The first step of the process involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value. We estimate fair value using an equally weighted combination of discounted cash flows and multiples of revenue and EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of revenue and EBITDA are calculated using the trailing twelve months results compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt. If the fair value exceeds the carrying value, the second step is not performed and no impairment is recorded. If however, the fair value is below the carrying value, a second step is performed to calculate the amount of the impairment by measuring the goodwill at an implied fair value. We tested for impairment during the fourth quarter of 2013 for our reporting units with goodwill and determined that the fair value of the reporting units well exceeded the carrying value, thus there was no impairment. Our fair value estimates were determined using estimates and assumptions we believed to be reasonable at the time. Changes in those assumptions or estimates could impact the calculated fair value of the reporting units. See Note 4 to our consolidated financial statements included in this report for additional information about our goodwill.

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

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  We believe our workers’ compensation, automobile and general liability per occurrence retentions are consistent with industry practices, although there are variations among our business units.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $8.6 million as of December 31, 2013, compared to $9.0 million as of December 31, 2012, which is currently classified in accrued liabilities. The decrease in 2013 was primarily attributable to improved loss experience.

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

We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Based on the assessment, we recorded a valuation allowance of $44.4 million at December 31, 2013 and $44.9 million at December 31, 2012.  In determining the valuation allowance in 2013 and 2012, we used such factors as (i) cumulative federal taxable losses, (ii) the amount of deferred tax liabilities that we generally expect to reverse in the same period and jurisdiction that are of the same character as the temporary differences giving rise to our deferred tax assets and (iii) certain tax contingencies under authoritative accounting guidance related to accounting for uncertainty in income taxes which, should they materialize, would be offset by our net operating loss generated in 2008 through 2013.  We provided a valuation allowance in 2013 and 2012 related to certain federal and state income tax attributes we did not believe we could utilize within the tax loss carryforward periods.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  See Note 17 to our consolidated financial statements included in this report for further discussion.

Derivative Instruments

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of the warrants and Convertible Notes on August 31, 2010.  None of our derivatives manage business risk or are executed for speculative purposes. All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in gain or loss. Fair value is estimated using a lattice model for the Convertible Notes embedded derivative and a Black-Scholes model for the warrants. The key inputs in determining fair value of our derivative liabilities of $21.7 million and $22.0 million at December 31, 2013 and 2012, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. See Note 11 to our consolidated financial statements included in this report for additional information about our derivatives.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for our warrants and the conversion feature of our Convertible Notes as derivative instruments.  As of August 3, 2013, the Conversion Termination Date, the remaining Convertible Notes no longer include a conversion feature. As a result, the Convertible Notes no longer contain an embedded derivative. None of our derivatives manage business risk or are entered into for speculative purposes.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in a gain or loss. The key inputs in determining fair value of our derivative liabilities of $21.7 million and $22.0 million at December 31, 2013 and 2012, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $3.4 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the warrant derivative liability of approximately $3.2 million, and a gain of the same amount. During the year ended December 31, 2013, we recorded a non-cash loss from fair value changes in our embedded Convertible Notes derivative of approximately $13.1 million and a non-cash loss from fair value changes in our warrants of approximately $16.9 million. Both losses were due primarily to an increase in the price of our common stock. During the year ended December 31, 2012, we recorded a non-cash loss from fair value changes in our embedded Convertible Notes derivative of approximately $15.5 million and a non-cash loss from fair value changes in our warrants of approximately $4.2 million. Both losses were due primarily to the increase in the price of our common stock.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the agreement. As we had no outstanding borrowings under this facility as of December 31, 2013, a one percent change in the applicable rate would not change our annual interest expense.

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
We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2014 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 7, 2014

U.S. CONCRETE, INC. AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$112,667	$4,751
Trade accounts receivable, net	92,163	84,034
Inventories	27,610	25,001
Deferred income taxes	708	2,835
Prepaid expenses	3,416	3,651
Other receivables	3,205	4,414
Other current assets	2,457	3,080
Total current assets	242,226	127,766
Property, plant and equipment, net	138,560	120,871
Goodwill	11,646	10,717
Intangible assets, net	13,073	15,033
Other assets	8,485	5,337
Total assets	$413,990	$279,724
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,518	$48,880
Accrued liabilities	42,950	36,430
Current maturities of long-term debt	3,990	1,861
Derivative liabilities	21,690	22,030
Total current liabilities	107,148	109,201
Long-term debt, net of current maturities	210,154	61,598
Other long-term obligations and deferred credits	7,921	13,114
Deferred income taxes	5,040	3,287
Total liabilities	330,263	187,200
Commitments and contingencies (Note 23)
Equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000 shares authorized; 14,036 and 13,358 shares issued and outstanding as of December 31, 2013 and 2012, respectively)	14	13
Additional paid-in capital	152,695	136,451
Accumulated deficit	(63,325)	(43,196)
Cost of treasury stock (414 and 118 common shares as of December 31, 2013 and 2012, respectively)	(5,657)	(744)
Total equity	83,727	92,524
Total liabilities and equity	$413,990	$279,724

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012
Revenue	$615,000	$531,047
Cost of goods sold before depreciation, depletion and amortization	514,813	455,825
Selling, general and administrative expenses	60,179	58,978
Depreciation, depletion and amortization	18,984	15,676
Gain on sale of assets	(232)	(649)
Income from operations	21,256	1,217
Interest expense, net	11,332	11,344
Derivative loss	(29,964)	(19,725)
Gain (loss) on early extinguishment of debt	985	(2,630)
Other income, net	1,820	2,973
Loss from continuing operations before income taxes	(17,235)	(29,509)
Income tax expense (benefit)	1,155	(3,760)
Net loss from continuing operations	(18,390)	(25,749)
(Loss) income from discontinued operations, net of taxes	(1,739)	10
Net loss	$(20,129)	$(25,739)

Loss per share:
Loss from continuing operations	$(1.42)	$(2.11)
(Loss) income from discontinued operations, net of income tax	(0.14)	—
Net loss per share - basic and diluted	$(1.56)	$(2.11)

Weighted average shares outstanding:
Basic and diluted	12,917	12,203

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity (Deficit)
BALANCE, January 1, 2012	12,867	$13	$133,939	$(17,457)	$(415)	$116,080
Stock-based compensation	—	—	2,512	—	—	2,512
Restricted stock unit vesting	117	—	—	—	—	—
Restricted stock grants	432	—	—	—	—	—
Purchase of treasury shares	(58)	—	—	—	(329)	(329)
Net loss	—	—	—	(25,739)	—	(25,739)
BALANCE, December 31, 2012	13,358	$13	$136,451	$(43,196)	$(744)	$92,524
Stock-based compensation	—	—	5,429	—	—	5,429
Restricted stock unit vesting	183	—	—	—	—	—
Restricted stock grants	166	—	—	—	—	—
Stock options exercised	17	—	224	—	—	224
Conversion of convertible debt	608	1	10,591	—	—	10,592
Purchase of treasury shares	(296)	—	—	—	(4,913)	(4,913)
Net loss	—	—	—	(20,129)	—	(20,129)
BALANCE, December 31, 2013	14,036	$14	$152,695	$(63,325)	$(5,657)	$83,727

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,129)	$(25,739)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	19,016	16,328
Debt issuance cost amortization	2,164	4,089
(Gain) loss on extinguishment of debt	(985)	2,630
Amortization of facility exit costs	(142)	(89)
Amortization of discount on long-term incentive plan and other accrued interest	512	104
Net loss on derivative	29,964	19,725
Net gain on sale of assets	(13)	(2,803)
Deferred income taxes	818	(4,014)
Deferred rent	510	—
Provision for doubtful accounts	1,103	1,304
Facility exit costs	—	358
Stock-based compensation	5,429	2,512
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(8,982)	(4,858)
Inventories	(2,574)	(209)
Prepaid expenses and other current assets	2,497	(2,405)
Other assets and liabilities, net	(2,732)	(338)
Accounts payable and accrued liabilities	(2,276)	4,127
Net cash provided by operating activities	24,180	10,722
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,988)	(8,405)
Payments for acquisitions	(4,410)	(28,578)
Proceeds from disposals of property, plant and equipment	627	5,155
(Payments for) proceeds from disposals of business units	(2,333)	27,022
Net cash used in investing activities	(26,104)	(4,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	137,302	172,546
Repayments of revolver borrowings	(150,602)	(174,509)
Proceeds from debt issuance	200,000	—
Repayments of debt	(61,113)	—
Proceeds from exercise of stock options	224	—
Debt issuance costs	(9,063)	(1,825)
Payments for other financing	(1,995)	(1,277)
Purchase of treasury shares	(4,913)	(329)
Net cash provided by (used in) financing activities	109,840	(5,394)
NET INCREASE IN CASH AND CASH EQUIVALENTS	107,916	522
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,751	4,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,667	$4,751

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,324	$7,258
Cash paid for income taxes	$305	$263

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Conversion of convertible debt to equity	$6,381	$—
Capital expenditures funded by capital leases and promissory notes	$11,891	$—

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Our Company, a Delaware corporation, provides ready-mixed concrete, aggregates and concrete-related products and services to the construction industry in several major markets in the United States. U.S. Concrete, Inc. is a holding company and conducts its businesses through its consolidated subsidiaries.  In these notes to consolidated financial statements (these "Notes"), we refer to U.S. Concrete, Inc. and its subsidiaries as "we," "us," the "Company," or "U.S. Concrete" unless we specifically state otherwise or the context indicates otherwise.

Basis of Presentation

The consolidated financial statements consist of the accounts of U.S. Concrete, Inc. and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated.

On August 20, 2012, we completed the sale of substantially all of our California precast operations to Oldcastle Precast, Inc. ("Oldcastle") (see Note 2). The results of operations for these units have been included in discontinued operations for the periods presented.

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River Concrete L.P., Cindy & Robin Concrete, L.P. and E&R Artecona Family Limited Partnership (collectively, "CRC") (see Note 2). Accordingly, all of the assets acquired were recorded at their respective fair values as of the date of the acquisition, and the results of operations are included in the consolidated financial statements from the date of acquisition.

On October 30, 2012, we completed the acquisition of all the outstanding equity interests of Bode Gravel Co., a California subchapter S corporation ("Bode Gravel"), and Bode Concrete LLC, a California limited liability company ("Bode Concrete" and, together with Bode Gravel, the "Bode Companies"), pursuant to an equity purchase agreement (see Note 2). Accordingly, all of the assets acquired and liabilities assumed were recorded at their respective fair values as of the date of the acquisition, and the results of operations are included in the consolidated financial statements from the date of acquisition.

On December 17, 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations ("Smith") located in Phoenix, Arizona, to Jensen Enterprises, Inc. ("Jensen") (see Note 2). The results of operations for this unit have been included in discontinued operations for the periods presented.

On July 26, 2013, we acquired three ready-mixed concrete plants and related assets in our north Texas market from Bodin Concrete, L.P. ("Bodin") (see Note 2). Accordingly, all of the assets acquired were recorded at their respective fair values as of the date of the acquisition, and the results of operations are included in the consolidated financial statements from the date of acquisition.

Cash and Cash Equivalents

We record as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase. Our cash equivalents may include money market accounts, certificates of deposit and commercial paper of highly rated corporate or government issuers. We classify our cash equivalents as held-to-maturity. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The maximum amount placed in any one financial institution is limited in order to reduce risk. At times, our investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation ("FDIC"). We have not experienced any losses on these accounts. Cash held as collateral or escrowed for contingent liabilities is included in other current and noncurrent assets based on the expected release date of the underlying obligation.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Intangible Assets Including Goodwill

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. They are amortized using a straight-line approach based on the estimated useful life of each asset. Goodwill represents the amount by which the total purchase price we have paid for acquisitions exceeds our estimated fair value of the net tangible and identifiable intangible assets acquired.  Goodwill is not amortized, but is evaluated for impairment within the reporting unit on an annual basis. We generally test for intangible asset impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are our highest revenue and production months), and our outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets during the fourth quarter.  The impairment test we use involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value. We estimate fair value using an equally weighted combination of discounted cash flows and multiples of revenue and EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of revenue and EBITDA are calculated using the trailing twelve months results compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt. If the fair value exceeds the carrying value, the second step is not performed and no impairment is recorded. If however, the fair value is below the carrying value, a second step is performed to calculate the amount of the impairment by measuring the goodwill at an implied fair value. See Note 4 for further discussion of our goodwill and purchased intangible assets.

Debt Issue Costs

We amortize debt issue costs related to our $125.0 million asset-based revolving credit facility (the "2013 Loan Agreement"),

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

our 8.5% Senior Secured Notes due 2018 (the "2018 Notes"), our 9.5% Senior Secured Notes due 2015 (the "2013 Notes"), and our 9.5% Convertible Secured Notes due 2015 (the "Convertible Notes") as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $7.6 million and $4.2 million as of December 31, 2013 and 2012, respectively. We include unamortized debt issue costs in other assets. See Note 9 for additional information regarding our debt, and Note 10 regarding our extinguishment of debt during 2013 and 2012.

Allowance for Doubtful Accounts

We maintain an allowance for accounts receivable we believe may not be collected in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance.  Accounts receivable are written off when we determine the receivable will not be collected.  Accounts receivable that we write off our books decrease the allowance.  We determine the amount of bad debt expense we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of historical loss experience, a customer-by-customer analysis of our accounts receivable balances each period and subjective assessments of our bad debt exposure.

Revenue and Expenses

We derive substantially all of our revenue from the production and delivery of ready-mixed concrete, aggregates, precast concrete products, and related building materials.  We recognize revenue, net of sales tax, when products are delivered, selling price is fixed or determinable, persuasive evidence of an arrangement exists, and collection is reasonably assured.  Amounts billed to customers for delivery costs are classified as a component of total revenues and the related delivery costs (excluding depreciation) are classified as a component of total cost of goods sold. Cost of goods sold consists primarily of product costs and operating expenses (excluding depreciation, depletion and amortization).  Operating expenses consist primarily of wages, benefits, insurance and other expenses attributable to plant operations, repairs and maintenance, and delivery costs.  Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses, and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses, provision for doubtful accounts, and legal and professional fees.

Deferred Rent

We recognize escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payment and rent expense recognized being recorded as deferred rent (included in accrued liabilities) in the accompanying consolidated balance sheets.

Insurance Programs

We maintain third-party insurance coverage against certain risks. Under our insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  In connection with these automobile, general liability and workers’ compensation insurance programs, we have entered into standby letters of credit agreements totaling $11.3 million and $12.2 million at December 31, 2013 and 2012, respectively.  We fund our deductibles and record an expense for losses we expect under the programs.  We determine expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure.  The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  The amounts accrued for self-insured claims were $8.6 million and $9.0 million as of December 31, 2013 and 2012, respectively.  We include these accruals in accrued liabilities.

Income Taxes

We use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We have a valuation allowance of $44.4 million and $44.9 million as of December 31, 2013 and 2012, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt, other long-term obligations, and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker/dealer quoted market prices, was $204.5 million as of December 31, 2013. The carrying value of outstanding amounts under our Revolving Facility (as defined herein) approximates fair value due to the floating interest rate. The fair value of our Convertible Notes was $0.1 million and $68.8 million at December 31, 2013 and 2012, respectively, and the fair value of the embedded derivative in our Convertible Notes that was bifurcated and separately valued was zero and $17.2 million at December 31, 2013 and 2012, respectively. The fair value of issued Warrants (as defined herein) was $21.7 million and $4.9 million at December 31, 2013 and 2012, respectively. The fair value of the Bode Earn-out (as defined herein) associated with the acquisition of the Bode Companies was $7.0 million at both December 31, 2013 and 2012. See Note 11 to our consolidated financial statements for further information regarding our derivative liabilities, Note 12 regarding our other long-term obligations, and Note 13 regarding our fair value disclosures.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, goodwill, intangibles, valuation of derivatives, accruals for self-insurance, income taxes, the valuation of inventory and the valuation and useful lives of property, plant and equipment.

Stripping Costs

We include post-production stripping costs in the cost of inventory produced during the period as these costs are incurred. Post-production stripping costs represent stripping costs incurred after the first salable minerals are extracted from the mine.

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

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For the years ended December 31, 2013 and December 31, 2012, no differences existed between our consolidated net income and our consolidated comprehensive income.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the "FASB") issued an amendment on the financial statement presentation for an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions. The guidance is effective for annual and interim reporting periods beginning after December 15, 2013. The Company's existing policies and procedures comply with the guidance, thus there will be no material impact on the consolidated financial statements upon the guidance becoming effective.

In January 2013, the FASB issued an amendment to clarify the scope of a prior amendment issued in December 2011. The January 2013 amendment limits the December 2011 amendment's disclosure requirements regarding offsetting and related arrangements to specific derivative, borrowing, and lending transactions. Thus, certain master netting arrangements are no longer subject to the December 2011 amendment's requirements. Both the December 2011 and January 2013 amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company adopted this guidance on January 1, 2013, and there was no material impact on the consolidated financial statements.

In July 2012, the FASB issued an amendment to its indefinite-lived intangible assets impairment testing guidance to simplify how entities test for indefinite-lived intangible asset impairments. The objective of the amendment is to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendment also enhances the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company adopted this guidance on January 1, 2013, and there was no material impact on the consolidated financial statements. The Company completes annual impairment testing during the fourth quarter.

2.     ACQUISITIONS AND DISPOSITIONS

Purchase of Bodin Concrete Assets

On July 26, 2013, we acquired three ready-mixed concrete plants and related assets in our north Texas market from Bodin for $4.4 million in cash. We acquired plant and equipment valued at $3.3 million, and recognized goodwill of $1.1 million. The goodwill ascribed to the purchase is related to the synergies we expect to achieve with expansion into the eastern corridor of the north Texas market in which we already operate. We expect the goodwill to be deductible for tax purposes. See Note 17 for additional information regarding income taxes.

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

Purchase of Bode Gravel and Bode Concrete Equity Interests

On October 30, 2012, we completed the acquisition of all of the outstanding equity interests of the Bode Companies pursuant to an equity purchase agreement dated October 17, 2012. The Bode Companies operated two fixed and one portable ready-mixed concrete plant and 41 mixer trucks in the San Francisco, California area. The purchase price for the acquisition was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments (the "Bode Earn-out"). The earn-out payments are contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7.0 million in cash payable over a 6-year period, resulting in total consideration fair value of $33.1 million. We funded the acquisition from cash on hand and borrowings under our 2012 Credit Agreement (as defined in Note 9). In March 2013, we completed our final working capital adjustments with the former equity owners, resulting in a reduction in goodwill of $0.2 million.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assets acquired and liabilities assumed at the acquisition date based upon their respective fair values are summarized below (in thousands):

Bode Companies
October 30, 2012
Accounts receivable	$7,194
Inventory	156
Property, plant and equipment	9,284
Customer relationships	13,500
Trade name	1,300
Backlog	800
Other assets	245
Assets acquired	$32,479
Accounts payable	2,920
Accrued expenses	1,329
Deferred tax liability	3,385
Bode Earn-out	7,000
Liabilities assumed	$14,634
Goodwill	8,254
Net assets acquired	$26,099

The excess of the purchase price over the fair values of the assets acquired and liabilities assumed represents the goodwill resulting from the acquisition. The goodwill ascribed to the purchase is related to the synergies we expected to achieve and have achieved, as well as expansion of our business in the San Francisco, California area in which we already operate. We expect a portion of the goodwill to be deductible for tax purposes. See Note 4 for additional information regarding the goodwill and finite-lived intangible assets. See Note 12 for additional information regarding the Bode Earn-out. See Note 17 for additional information regarding income taxes. The final purchase price allocation was completed by October 30, 2013, one year after the acquisition date, and did not change materially from amounts shown above.

The following unaudited pro forma information presents the combined financial results for the year ended December 31, 2012 as if the acquisition had occurred on January 1, 2012, (in thousands, except per share information):

For the year ended December 31,
(unaudited)
2012
Revenue from continuing operations	$563,706
Net loss	$(23,966)
Loss per share, basic and diluted	$(1.96)

The above pro forma results were prepared based on the historical GAAP results of the Company and the Bode Companies, and are not necessarily indicative of what the Company's actual results would have been had the transaction occurred on January 1, 2012. The unaudited pro forma net loss and net loss per share amounts above reflect an adjustment for inclusion of an additional $0.9 million in amortization of intangibles for the year ended December 31, 2012; exclusion of $0.6 million for severance and related costs for former employees of the Bode Companies; and exclusion of $0.3 million of legal costs incurred by the Company in 2012 related to the acquisition. The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

Purchase of Colorado River Concrete Assets

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from CRC in our

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

west Texas market for $2.4 million in cash and a $1.9 million promissory note at a fixed annual interest rate of 4.5%. This note is being paid in twenty-four equal monthly installments which began in January 2013. We made cash payments on the promissory note of approximately $0.9 million during the year ended December 31, 2013. The purchase of these assets allowed us to expand our business in two of our major markets; west Texas and north Texas. We acquired plant and equipment valued at $3.2 million, inventory valued at $0.2 million, and recognized goodwill valued at $1.0 million. No liabilities were assumed in the purchase. The goodwill ascribed to the purchase is related to the synergies we expected to and have achieved with expansion of these areas in which we already operate. We expect the goodwill to be deductible for tax purposes.

Sale of California Precast Operations

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of our California precast operations to Oldcastle for $21.3 million in cash, plus net working capital adjustments. The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items. The results of operations for these units have been included in discontinued operations for the periods presented.

In conjunction with the Oldcastle agreement, we also entered into certain sublease and license agreements with Oldcastle for certain land and property that is leased or owned by us. As the sublease and license agreements provide payment for the full amount of our obligation under the leases, we did not record any liability for exit obligations associated with these agreements.

During the first quarter of 2013, pursuant to the terms of the asset purchase agreement, we made payments totaling $1.9 million to Oldcastle related to the reacquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities. At December 31, 2013, $0.2 million of the acquired receivables are recorded in other receivables on our consolidated balance sheet.

Other

In October 2006, we acquired certain aggregates assets located in New Jersey. As a condition of the purchase agreement, additional consideration would be due if we were able to receive permits that allowed us to mine the minerals from certain areas. In April 2012, we obtained the permits necessary to allow us to mine this area of property. Accordingly, we accrued $1.4 million in additional purchase consideration during the quarter ended June 30, 2012. On October 5, 2012, we signed an agreement with the seller to pay a total of $1.0 million in lieu of the $1.4 million contractual payment due to a lower volume of aggregate assets available to mine than originally contemplated in the agreement. We signed a promissory note for the $1.0 million settlement, payable in eight equal quarterly installments which began in November 2012 at a fixed annual interest rate of 2.5%. We made cash payments on the promissory notes of approximately $0.5 million and $0.1 million during the years ended December 31, 2013 and 2012.

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

In October 2010, we acquired three ready-mixed concrete plants and related assets in our west Texas market for approximately $3.0 million, plus the value of the inventory on hand at closing. We made cash payments of $0.4 million at closing and issued a promissory note for the remaining $2.6 million at a fixed annual interest rate of 5.0%. We made cash payments on this note of approximately $0.4 million during each of the years ended December 31, 2013 and 2012.

In August 2010, we entered into a redemption agreement to have our 60% interest in our Michigan subsidiary, Superior Materials Holdings, LLC ("Superior") redeemed by Superior. At the closing of the redemption on September 30, 2010, we and certain of our subsidiaries paid $0.6 million in cash and issued a $1.5 million promissory note to Superior as partial consideration for certain indemnifications and other consideration provided by the minority owner and their new joint venture partner pursuant to the redemption agreement. In January 2012, we paid $0.8 million to complete payment of the promissory note.

The pro forma impacts of our 2013 and 2012 acquisitions, excluding the Bode Companies, have not been included as they were immaterial to our financial statements individually and in the aggregate.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.     DISCONTINUED OPERATIONS

As disclosed in Note 2, we completed the sale of our California and Arizona precast operations in August 2012 and December 2012, respectively. We have presented the results of operations for all periods as discontinued operations.

The results of discontinued operations included in the accompanying consolidated statements of operations were as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$69	$34,055
Depreciation, depletion and amortization, or DD&A	(32)	(652)
Operating expenses, excluding DD&A, and other income	(1,589)	(35,553)
Loss from discontinued operations	(1,552)	(2,150)
(Loss) gain on disposal of assets	(219)	2,154
(Loss) income from discontinued operations, before income taxes	(1,771)	4
Income tax benefit	32	6
(Loss) income from discontinued operations	$(1,739)	$10

Below is a summary of the assets and liabilities from our California precast operations on the date of sale (in thousands):

August 20, 2012
Cash and cash equivalents	$85
Trade accounts receivable, net	7,864
Inventories	7,090
Property, plant and equipment, net	6,965
Other assets	674
Total assets	$22,678

Accounts payable	$2,062
Accrued liabilities	596
Total liabilities	$2,658

Trade accounts receivable was net of allowances of $41 thousand as of August 20, 2012. Property, plant and equipment was net of accumulated depreciation of $1.4 million as of August 20, 2012.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Below is a summary of the assets and liabilities from our Smith operations on the date of sale (in thousands):

December 17,
2012
Cash and cash equivalents	$—
Trade accounts receivable, net	1,045
Inventories	1,642
Property, plant and equipment, net	1,365
Other assets	—
Total assets	$4,052

Current maturities of long-term debt	$156
Accounts payable	463
Accrued liabilities	98
Long-term debt	137
Total liabilities	$854

Trade accounts receivable was net of allowances of $31 thousand as of December 17, 2012. Property, plant and equipment was net of accumulated depreciation of $0.5 million as of December 17, 2012.

4.     GOODWILL AND INTANGIBLE ASSETS, NET

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

We acquired three ready-mixed concrete plants during October 2010 and four ready-mixed concrete plants in September 2012 which resulted in the recording of approximately $1.5 million and $1.0 million of goodwill, respectively, for our north Texas and west Texas operations. We acquired two ready-mixed concrete plants, one portable plant, and 41 mixer trucks in the San Francisco area during October 2012 which resulted in the recording of approximately $8.2 million of goodwill for our California operations. In 2013, we completed final working capital adjustments related to the San Francisco acquisition which resulted in a $0.2 million reduction of goodwill. We acquired three ready-mixed concrete plants in our north Texas operations during July 2013 which resulted in the recording of approximately $1.1 million of goodwill. We completed our annual assessment of impairment during the fourth quarter of 2013, and there was no impairment to any of our operations with goodwill.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All goodwill relates to our ready-mixed concrete reportable segment. The change in goodwill from January 1, 2012 to December 31, 2013 is as follows (in thousands):

	2013	2012
Balance on January 1,
Goodwill	$10,717	$1,481
Acquisitions (See Note 2)	1,138	9,236
Working capital adjustments (See Note 2)	(209)	—
Balance at December 31,	$11,646	$10,717

Intangible Assets

Our intangible assets, which were recorded at fair value as part of the acquisition of the Bode Companies, completed on October 30, 2012, are as follows (in thousands) as of December 31, 2013 and 2012:

	December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(1,575)	$11,925	8.83
Trade name	1,300	(152)	1,148	8.83
Backlog	800	(800)	—	0
Total intangible assets	$15,600	$(2,527)	$13,073	8.83

	December 31, 2012
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(225)	$13,275	9.83
Trade name	1,300	(22)	1,278	9.83
Backlog	800	(320)	480	0.25
Total intangible assets	$15,600	$(567)	$15,033	9.52

The values of the customer relationships and trade name are being amortized over a 10 year period from the date of acquisition. The backlog was amortized over a period of five months from the date of acquisition. We recorded $2.0 million and $0.6 million of amortization on our intangibles for the years ended December 31, 2013 and 2012, respectively, which is included in our consolidated statements of operations.

The estimated remaining amortization of our finite-lived intangible assets as of December 31, 2013, is as follows (in thousands):

Total for year
2014	$1,480
2015	1,480
2016	1,480
2017	1,480
2018	1,480
Thereafter	5,673
Total	$13,073

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.     INVENTORIES

Inventory at December 31 consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Raw materials	$25,019	$22,082
Building materials for resale	1,383	1,645
Precast finished goods	11	—
Other	1,197	1,274
	$27,610	$25,001

6.     PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows (in thousands):

	December 31, 2013	December 31, 2012
Land and mineral deposits	$43,964	$41,922
Buildings and improvements	13,955	12,922
Machinery and equipment	74,560	65,448
Mixers, trucks and other vehicles	48,510	36,100
Other, including construction in progress	12,265	2,752
	193,254	159,144
Less: accumulated depreciation and depletion	(54,694)	(38,273)
	$138,560	$120,871

As of December 31, the net carrying amounts of mineral deposits were $12.3 million in 2013 and $13.2 million in 2012. As of December 31, 2013, other includes $3.7 million of mixer trucks that were acquired prior to year end but had not been placed in service. As of December 31, 2013, gross assets recorded under capital leases, consisting entirely of mixer trucks, were $5.7 million, and accumulated amortization was less than $0.1 million. We had no assets recorded under capital leases as of December 31, 2012.

7.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

Activity in our allowance for doubtful accounts receivable consists of the following (in thousands):

	December 31, 2013	December 31, 2012
Balance, beginning of period	$2,368	$2,537
Provision for doubtful accounts	849	1,304
Uncollectible receivables written off, net of recoveries	(404)	(1,473)
Balance, end of period	$2,813	$2,368

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.     ACCRUED LIABILITIES

A summary of accrued liabilities is as follows (in thousands):

	December 31, 2013	December 31, 2012
Accrued materials	$10,077	$5,745
Accrued insurance reserves	9,713	9,816
Accrued compensation and benefits	8,179	7,381
Accrued property, sales and other taxes	5,485	4,632
Bode Earn-out, current portion	2,250	—
Deferred rent	2,157	1,904
Accrued interest	1,896	547
Other	3,193	6,405
	$42,950	$36,430

9.   DEBT

A summary of our debt and capital leases is as follows (in thousands):

	December 31, 2013	December 31, 2012
Senior secured notes due 2018	$200,000	$—
Senior secured credit facility due 2018	—	13,300
Convertible secured notes due 2015, net of discount	117	46,142
Capital leases	5,746	—
Other financing	8,281	4,017
Total debt	214,144	63,459
Less: current maturities	3,990	1,861
Total long-term debt	$210,154	$61,598

The principal amounts due under our debt agreements as of December 31, 2013, for the next five years are as follows (in thousands):

Year ending December 31,
2014	$3,990
2015	2,791
2016	2,403
2017	2,496
2018	202,411
Thereafter	53
$214,144

Senior Secured Notes due 2018

On November 22, 2013, we completed an offering of $200.0 million aggregate principal amount of 8.5% senior secured notes due 2018 at an offering price of 100%. We used a portion of the net proceeds from the 2018 Notes to repay all of our outstanding borrowings under the Revolving Facility and to redeem all of our outstanding 2013 Notes. The issuance of the 2018 Notes and redemption of the 2013 Notes qualified as a Senior Notes Refinancing (as defined below), under the terms of the 2013 Loan Agreement.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Notes are governed by an indenture (the “Indenture”) dated as of November 22, 2013, by and among us and U.S. Bank National Association, as trustee and noteholder collateral agent (the “Notes Collateral Agent”). We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year, commencing on June 1, 2014. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions, as described below, and also contains customary events of default.

The Indenture contains certain covenants that restrict or limit our ability to, among other things,

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

•	prepay, redeem or repurchase certain debt;

•	sell assets or issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other U.S. Concrete entities or restrict the ability to provide liens;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets;

•	engage in certain sale/leaseback transactions; and

•	designate our subsidiaries as unrestricted subsidiaries.
As defined in the Indenture, we are entitled to incur indebtedness if, on the date of such incurrence and given effect thereto on a proforma basis, the consolidated coverage ratio exceeds 2.0 to 1.0.

Our obligations under the 2018 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee the indebtedness under the Revolving Facility. Each guarantee is subject to release in the following customary circumstances:

•
a disposition of all or substantially all of the assets of the guarantor subsidiary, by way of merger, consolidation or otherwise; provided the proceeds of the disposition are applied in accordance with the Indenture;

•
a disposition of the capital stock of the guarantor subsidiary to a third person, if the disposition complies with the Indenture and as a result the guarantor subsidiary ceases to be a restricted subsidiary;

•
the designation by us of the guarantor subsidiary as an unrestricted subsidiary or the guarantor subsidiary otherwise ceases to be a restricted subsidiary, in each case in accordance with the Indenture; or

•	legal or covenant defeasance of the 2018 Notes and discharge of our obligations under the Indenture.

The 2018 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its indirect wholly owned subsidiaries. The guarantees are joint and several, and there are no non-guarantor subsidiaries. U.S. Concrete, Inc. does not have any independent assets or operations. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by first-priority liens on certain of the property and assets directly owned by us, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equipment, subject to permitted liens and certain exceptions, and by a second-priority lien on the our assets securing the Revolving Facility on a first-priority basis, including inventory (including as-extracted collateral), accounts, certain specified mixer trucks, chattel paper, general intangibles (other than collateral securing the 2018 Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions. The 2018 Notes and the guarantees thereof are effectively subordinated to all indebtedness and other obligations, including trade payables, of each of our future subsidiaries that are not guarantors.

Senior Secured Credit Facility due 2018

On August 31, 2012, we and certain of our subsidiaries entered into a Loan and Security Agreement (as subsequently amended, the "2012 Credit Agreement") with certain financial institutions named therein, as lenders, and Bank of America, N.A. as agent and sole lead arranger (the "Administrative Agent"), which provided for an $80.0 million asset-based revolving credit facility (the "Revolving Facility"). On March 28, 2013, we entered into a First Amendment to Loan and Security Agreement (the "Amendment") with certain financial institutions party thereto (the "Lenders") and the Administrative Agent, which amended the 2012 Credit Agreement. The Amendment, among other things, increased the Revolving Facility by $22.5 million from $80.0 million to $102.5 million. On October 29, 2013, we entered into a First Amended and Restated Loan and Security Agreement with the Lenders and the Administrative Agent, which amended and restated our 2012 Credit Agreement. The 2013 Loan Agreement, among other things, provided for an increase, upon the consummation of a refinancing of our 2013 Notes (a “Senior Notes Refinancing”), of the Revolving Facility from $102.5 million to $125.0 million and for an extension of the term of the agreement. The issuance of our 2018 Notes qualified as a Senior Notes Refinancing. As a result of the Senior Notes Refinancing, the expiration date of the 2013 Loan Agreement was extended to October 2, 2018. The Revolving Facility retains an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $175.0 million. As of December 31, 2013 under the Revolving Facility, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit, and as of December 31, 2012, we had $13.3 million of outstanding borrowings and $12.2 million of undrawn standby letters of credit.

Our actual maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement and discussed further below. Our availability under the Revolving Facility at December 31, 2013 increased to $88.3 million from $52.4 million at December 31, 2012. The 2013 Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by Lenders of up to $12.5 million in excess of borrowing base levels. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

Advances under the Revolving Facility are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30 days interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus the Applicable Margin, as defined in the 2013 Loan Agreement. The interest rate for LIBOR Loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus the Applicable Margin, as defined in the 2013 Loan Agreement. Issued and outstanding letters of credit are subject to a fee equal to the Applicable Margin, as defined in the 2013 Loan Agreement, a fronting fee equal to 0.125% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit. Among other fees, we pay a commitment fee of either 0.25% or 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the Revolving Facility. The fee we pay is determined by whether the amount of the unused line is above or below 50% of the Aggregate Revolver Commitments, as defined in the 2013 Loan Agreement. The Applicable Margin ranges from 0.25% to 0.75% for base rate loans and from 1.5% to 2.0% for LIBOR Loans, and is determined based on Average Availability for the most recent fiscal quarter, as defined in the 2013 Loan Agreement.

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Advances under the Revolving Facility are limited by a borrowing base which is equal to the lesser of the Revolving Facility minus the LC Reserve, the Senior Notes Availability Reserve, and the Tax Reserve, all as defined in the 2013 Loan Agreement, or the sum of (a) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (b) the lesser of (i) 55% of the value of eligible inventory or (ii) 85% of the product of (x) the net orderly liquidation value of inventory divided by the value of the inventory and (y) multiplied by the value of eligible inventory, and (c) the lesser of (i) $30.0 million (which may increase up to $40.0 million on the occasion

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of a Revolver Commitments Increase Event, as defined in the 2013 Loan Agreement), or (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks, minus (D) such reserves as the Administrative Agent may establish from time to time in its permitted discretion. The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The 2013 Loan Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the 2013 Loan Agreement. The 2013 Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2013 Loan Agreement. For the trailing twelve month period ended December 31, 2013, our fixed charge coverage ratio was 2.77 to 1.0. As of December 31, 2013, we were in compliance with all covenants under the 2013 Loan Agreement.

The 2013 Loan Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, change of control, material money judgments and failure to maintain subsidiary guarantees.

The 2013 Loan Agreement is secured by a first-priority lien on certain assets of the Company and our guarantors, including inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the 2018 Notes on a first-priority basis, as described above), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The 2013 Loan Agreement is also secured by a second-priority lien on the collateral securing the 2018 Notes as defined below on a first-priority basis (see “Senior Secured Notes due 2018” above).

Senior Secured Notes due 2015

On March 22, 2013, we completed our offer to exchange (the “Exchange Offer”) up to $69.3 million aggregate principal amount of newly issued 2013 Notes for all $55.0 million aggregate principal amount of our Convertible Notes. At the time of settlement, we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes, plus approximately $0.3 million in cash for accrued and unpaid interest on the Convertible Notes exchanged in the Exchange Offer. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 22, 2013 (see additional information under "Convertible Notes due 2015" below).

In November 2013, we used a portion of the proceeds from our 2018 Notes offering to redeem all $61.1 million of our outstanding 2013 Notes. See Note 10 for additional information regarding the extinguishment of this debt.

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of Convertible Notes. The Convertible Notes are governed by an indenture, dated as of August 31, 2010 (the "2010 Indenture"). Under the terms of the 2010 Indenture, the Convertible Notes bore interest at a rate of 9.5% per annum and will mature on August 31, 2015. Interest payments were payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11). This discount was being accreted over the term of the Convertible Notes and included in interest expense prior to the Conversion Event, as described below. As of December 31, 2013 and 2012, the unamortized balance of the discount was zero and $8.9 million, respectively.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

a release of all of the liens on the collateral securing the Convertible Notes and securing the related guarantees under the 2010 Indenture. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 22, 2013.

In accordance with the terms of the 2010 Indenture, as amended, if the closing price of our common stock exceeded 150% of the Conversion Price (defined in the 2010 Indenture as $1,000 divided by the Conversion Rate) then in effect for at least 20 trading days during any consecutive 30-days trading period (the "Conversion Event"), we could provide, at our option, a written notice (the "Conversion Event Notice"), of the occurrence of the Conversion Event to each holder of Convertible Notes.  Except as set forth in an Election Notice (as defined in the 2010 Indenture), the right to convert Convertible Notes with respect to the occurrence of the Conversion Event terminated on the date that was 46-days following the date of the Conversion Event Notice (the "Conversion Termination Date"), such that the holder had a 45-days period in which to convert its Convertible Notes. Any Convertible Notes not otherwise converted prior to the Conversion Termination Date or specified for conversion in an Election Notice could be redeemed, in whole or in part, at our election at any time prior to maturity at par plus accrued and unpaid interest thereon to the Conversion Termination Date.

On June 17, 2013, the common stock price hurdle necessary to constitute a Conversion Event was met. As such, we provided a Conversion Event Notice to the remaining holders of Convertible Notes on June 18, 2013. Holders had until the close of business on August 2, 2013, the Conversion Termination Date, to tender their Convertible Notes for shares of common stock. Prior to August 3, 2013, holders tendered $6.4 million of Convertible Notes and were issued 0.6 million shares of our common stock. As of August 3, 2013, the remaining Convertible Notes no longer include a conversion feature and ceased to accrue interest. After giving effect to the tendered Convertible Notes, $0.1 million aggregate principal amount of Convertible Notes remained outstanding as of December 31, 2013.

For the years ended December 31, 2013 and 2012, we recorded to our consolidated statements of operations, interest expense related to the coupon rate and amortization of the discount on our Convertible Notes of $2.1 million and $7.5 million, respectively. The weighted average interest rate for the Convertible Notes was zero and 17.38% as of December 31, 2013 and 2012, respectively.

Capital Leases and Other Financing

On July 23, 2013, we entered into a master leasing agreement with Capital One Equipment Finance Corporation ("Capital One") to provide up to $5.0 million in total lease commitments for mixer trucks. As of December 31, 2013, we have utilized all $5.0 million of lease commitments at fixed annual interest rates ranging from 4.31% to 4.54%. Payments are due monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

On December 19, 2013, we entered into a master leasing agreement with GE Corporate Financial Services, Inc. ("GE Capital") to provide up to $5.0 million in total lease commitments for mixer trucks. As of December 31, 2013, we have utilized $0.8 million of lease commitments with a fixed interest rate of 4.80% per annum, payable monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

The current portion of capital leases included in current maturities of long term debt is $1.1 million as of December 31, 2013.

Between July 26, 2013 and December 31, 2013, we signed four promissory notes with Daimler Truck Financial ("Daimler") for the purchase of mixer trucks in the aggregate amount of $6.2 million with annual interest rates ranging from 3.02% to 3.23%. The Daimler promissory notes are payable monthly for a term of five years.

The weighted average interest rate of our capital leases and other financing was 3.83% as of December 31, 2013 and was 4.22% at December 31, 2012.

10.   EXTINGUISHMENT OF DEBT

As described in Note 9 above, concurrent with issuing the 2018 Notes in November 2013, we redeemed our $61.1 million of outstanding 2013 Notes issued in connection with the Exchange Offer. As such, during the fourth quarter of 2013, we wrote-off $1.6 million of previously deferred financing costs associated with 2013 Notes and recorded the charge as loss on extinguishment of debt on the accompanying consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In conjunction with the Conversion Event, described in Note 9 above, holders of our Convertible Notes tendered $6.4 million of Convertible Notes in exchange for 0.6 million shares of our common stock. As a result of the Conversion Event, during the third quarter of 2013, we wrote-off $0.3 million of previously deferred financing costs, $3.7 million of derivative liabilities, and $0.8 million of unamortized discount. We recorded a loss on extinguishment of debt of $1.7 million, which is included on the accompanying consolidated statements of operations.

In March 2013, in connection with the Exchange Offer, described in Note 9 above, we exchanged $48.5 million of Convertible Notes for $61.1 million of 2013 Notes.  As a result of the Exchange Offer, during the first quarter of 2013, we wrote-off $2.4 million of previously deferred financing costs, $26.6 million in derivative liabilities, and $7.3 million of unamortized discount. We recorded a gain on extinguishment of debt associated with this transaction of $4.3 million on the accompanying consolidated statements of operations.

In August 2012, concurrent with entering into the 2012 Credit Agreement, we terminated our Senior Secured Credit Facility due 2014 (the "2010 Agreement"). As such, during the third quarter of 2012, we wrote-off $2.6 million of previously deferred financing costs associated with the terminated 2010 Credit Agreement and recorded the charge as loss on extinguishment of debt on the accompanying consolidated statements of operations.

In connection with the 2018 Notes, the 2012 Credit Agreement and the 2013 Loan Agreement we have incurred $8.5 million of deferred financing costs. Deferred financing costs are classified as Other Assets on the accompanying consolidated balance sheet. These deferred financing costs are being amortized over the terms of the related agreements using the straight line method, which approximated the effective interest method.

11.   DERIVATIVES

General

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of the Warrants and Convertible Notes on August 31, 2010. None of our derivative contracts manage business risk or are executed for speculative purposes. Our Convertible Notes embedded derivative was written-off as of the Conversion Termination Date as discussed in Notes 9 and 10 above, as the remaining note holders no longer have conversion rights.

Our derivative instruments are summarized as follows:

		Fair Value
Derivative Instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	December 31, 2013	December 31, 2012
Warrants	Current derivative liabilities	$21,690	$4,857
Convertible Note embedded derivative	Current derivative liabilities	—	17,173
		$21,690	$22,030

The following table presents the effect of derivative instruments on the accompanying consolidated statements of operations for the year ended December 31, 2013 and December 31, 2012 excluding income tax effects:

Derivative Instruments not designated as hedging instruments under ASC 815	Location of (Loss) Recognized	December 31, 2013	December 31, 2012
Warrants	Derivative loss	$(16,833)	$(4,195)
Convertible Note embedded derivative	Derivative loss	(13,131)	(15,530)
		$(29,964)	$(19,725)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions (in thousands) as of December 31, 2013 and December 31, 2012:

	Number of Shares
Derivative Instruments not designated as hedging instruments under ASC 815	December 31, 2013	December 31, 2012
Warrants	3,000	3,000
Convertible Note embedded derivative	—	5,238
	3,000	8,238

We do not have any derivative instruments with credit features requiring the posting of collateral in the event of a credit downgrade or similar credit event.

12. OTHER LONG-TERM OBLIGATIONS AND DEFERRED CREDITS

Other long-term obligations and deferred credits are comprised primarily of the Bode Earn-out that we entered into with the former equity owners of the Bode Companies, as part of the acquisition of the Bode Companies during the fourth quarter of 2012. In accordance with the agreement, we are obligated to make certain annual payments to the former owners of the Bode Companies upon the achievement of certain pre-defined incremental sales volume milestones. The Bode Earn-out was valued based on the net present value of the expected future payments, using a contractual discount rate of 7.0% and is capped at a net present value of $7.0 million. A long-term obligation of $4.8 million and $7.0 million is classified as a long-term liability on our consolidated balance sheets at December 31, 2013 and 2012, respectively, and reflects the portion we expect to pay beyond one year of the balance sheet date and within the six-year term of the agreement. The discount on the Bode Earn-out is being accreted to interest expense over the period during which payments are expected to be made. Our first payment is due in January 2014. We expect our obligation to cease during 2017.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$21,690	$—	$—	$21,690
Derivative – Convertible Notes Embedded Derivative(2)	—	—	—	—
Other Obligations - Bode Earn-out(3)	7,000	—	—	7,000
	$28,690	$—	$—	$28,690

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$4,857	$—	$—	$4,857
Derivative – Convertible Notes Embedded Derivative(2)	17,173	—	—	17,173
Other Obligations - Bode Earn-out(3)	7,000	—	—	7,000
	$29,030	$—	$—	$29,030

(1)	Represents the Warrants (as defined herein, see Note 15).

(2)
Represented the compound embedded derivative included in our Convertible Notes (see Note 11). The compound embedded derivative included the value associated with the noteholders’ conversion option, as well as certain rights to receive “make-whole” amounts. The “make-whole” provision(s) provided that, upon certain contingent events, if conversion was elected on the Convertible Notes, we may have been obligated to pay such holder an amount in cash, or shares of common stock to compensate noteholders who had converted early as a result of these contingent events, interest and time value of the conversion option foregone via the conversion.

(3)
Represents the fair value of the Bode Earn-out (see Note 2). The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments are capped at a fair value of $7.0 million.

The Convertible Notes embedded derivative liability was valued using a lattice model for instruments with the option to convert into common equity. Following the Conversion Termination Date in August 2013, the remaining Convertible Notes are no longer convertible into shares of our common stock and, as a result, the Convertible Notes no longer include an embedded derivative. The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, the Company modeled inputs based upon similar observable inputs. The key inputs in determining fair value of our derivative liabilities include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the changes in Level 3 fair value measurements is as follows for December 31, 2013 and 2012 (in thousands):

	Warrants	Convertible Notes Embedded Derivative	Bode Earn-out
Balance at January 1, 2012	$662	$1,643	$—
Bode Earn-out liability recorded with acquisition of the Bode Companies	—	—	7,000
Total losses included in net loss	4,195	15,530	—
Balance at December 31, 2012	4,857	17,173	7,000
Total losses included in net loss	16,833	13,131	—
Write-off of derivative on Convertible Notes tendered for 2013 Notes (1)	—	(26,641)	—
Write-off of derivative on Convertible Notes tendered for common stock or remaining at the Conversion Termination Date (2)	—	(3,663)	—
Balance at December 31, 2013	$21,690	$—	$7,000

(1)
Represents the pro rata portion of derivative liability associated with tendered Convertible Notes measured at the date of exchange, which is included in the year ended December 31, 2013 gain (loss) on extinguishment of debt on the accompanying consolidated statements of operations.

(2)
Represents the pro rata portion of derivative liability associated with tendered Convertible Notes measured at the date of tender or remaining at the Conversion Termination Date, which is included in additional paid-in capital on the accompanying consolidated balance sheet for the year ended December 31, 2013.

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our 2013 Loan Agreement approximates fair value due to the floating interest rate. The fair value of the 2018 Notes, estimated based on broker/deal quoted market prices, was $204.5 million as of December 31, 2013. The fair value of our Convertible Notes was approximately $0.1 million and included no embedded derivative at December 31, 2013, and was $68.8 million, including $17.2 million related to the embedded derivative at December 31, 2012.

14.   STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	December 31, 2013	December 31, 2012
Shares authorized	100,000	100,000
Shares outstanding at end of period	14,036	13,358
Shares held in treasury	414	118

Under our restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001, and 10.0 million shares of preferred stock, $0.001 par value. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the "Board"). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of our common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of December 31, 2013 and 2012.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 296,000 shares during the year ended December 31, 2013, at a total value of approximately $4.9 million, and approximately 58,000 shares during the year ended December 31, 2012, at a total value of approximately $0.3 million. We accounted for the withholding of these shares as treasury stock.

15.   WARRANTS

On August 31, 2010 (the "Effective Date"), we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock, and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock (collectively, the "Warrants").  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of the Effective Date. The Warrants have been included in derivative liabilities on the consolidated balance sheets in accordance with the authoritative accounting guidance (see Note 11).

In connection with the issuance of the Class A Warrants, we entered into a Class A Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent ("AST").  Subject to the terms of the Class A Warrant Agreement, holders of Class A Warrants are entitled to purchase shares of common stock at an exercise price of $22.69 per share.  In connection with the issuance of the Class B Warrants, the Company entered into a Class B Warrant Agreement (collectively with the Class A Warrant Agreement, the "Warrant Agreements") with AST.  Subject to the terms of the Class B Warrant Agreement, holders of Class B Warrants are entitled to purchase shares of common stock at an exercise price of $26.68 per share.  Subject to the terms of the Warrant Agreements, both classes of Warrants have a seven−year term and will expire on the seventh anniversary of the Effective Date.  The Warrants may be exercised for cash or on a net issuance basis.

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

In the event of a Fundamental Change (defined in each Warrant Agreement to include transactions such as mergers, consolidations, sales of assets, tender offers, exchange offers, reorganizations, reclassifications, compulsory share exchanges or liquidations in which all or substantially all of the outstanding common stock is converted into or exchanged for stock, other securities, cash or assets), if the consideration paid consists 90% or more of publicly traded securities, each holder of a Warrant will have the right upon any subsequent exercise to receive the kind and amount of stock, other securities, cash and assets that such holder would have received if the Warrant had been exercised immediately prior to such Fundamental Change.  If a Fundamental Change occurs (other than a Fundamental Change in which the consideration paid consists at least 90% of publicly traded securities), then each holder of a Warrant will be entitled to receive an amount equal to the Fair Market Value (as defined in each of the Warrant Agreements) of their Warrant on the date the Fundamental Change is consummated.

No adjustment in the exercise price of Warrants shall be required unless such adjustment would require an increase or decrease of at least $0.05 in the exercise price; provided that any adjustments that are not required to be made shall be carried forward and taken into account in any subsequent adjustment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.   CORPORATE HEADQUARTERS RELOCATION AND LEASE EXIT COSTS

During the first quarter of 2012, we made the decision to relocate our corporate headquarters from Houston, Texas to Euless, Texas. The move was completed in July 2012. As a result of this decision, we have paid severance costs to employees that did not relocate with the Company as well as other employee-related and general moving costs. For the years ended December 31, 2013 and 2012, we recorded approximately $0.7 million and $2.2 million, respectively, for these severance, other employee-related, and moving costs. These costs are included in selling, general, and administrative ("SG&A") expenses on the consolidated statements of operations.

In connection with the relocation, we ceased use of our leased corporate office space in Houston effective July 21, 2012. As a result, during the third quarter of 2012, we recorded a $0.4 million non-cash charge to SG&A expenses for the net present value of the difference between the remaining lease payments and the market value we believe we could obtain for a sublease of the space over the remainder of the term. We continued to incur rent expense for the remainder of the lease term, which we included in SG&A expenses; and the expense was being reduced by the amortization of the cease-use obligation over the remaining lease term. The associated nominal accretion expense was included as a charge to SG&A expenses over the remaining lease term. During the third quarter of 2013, we signed an agreement with the landlord to terminate the lease for a payment of $0.2 million. Prior to the lease termination, we did not sublease the space and recorded no rental income. We recorded credits of approximately $0.1 million in amortization of the cease-use obligation for each of the years ended December 31, 2013 and 2012.

17.   INCOME TAXES

Our consolidated federal and state income tax returns include the results of operations of acquired businesses from their dates of acquisition.

A reconciliation of our effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Tax (benefit) expense at statutory rate	$(6,032)	$(10,328)
Add (deduct):
State income taxes	1,025	(1,552)
Nondeductible items	970	2,095
Valuation allowance	539	6,165
Derivatives and note discount	8,369	—
Unrecognized tax benefit	(3,732)	(51)
Other	16	(89)
Income tax provision (benefit)	$1,155	$(3,760)
Effective income tax rate	(6.7)%	12.7%

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts of our consolidated federal and state income tax provision (benefit) from continuing operations are as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Current:
Federal	$108	$—
State	1,153	304
	1,261	304
Deferred:
Federal	$—	$(3,623)
State	(106)	(441)
	(106)	(4,064)
Income tax provision (benefit) from continuing operations	$1,155	$(3,760)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Derivatives	$6,203	$2,176
Goodwill and other intangibles	8,579	11,822
Receivables	1,094	1,208
Inventory	3,654	3,275
Accrued insurance	3,768	3,972
Other accrued expenses	4,904	6,027
Capital loss carryforwards	4,029	4,232
Net operating loss carryforwards	22,179	28,683
Other	366	291
Total gross deferred tax assets	54,776	61,686
Valuation allowance	(44,380)	(44,926)
Net deferred tax assets	10,396	16,760
Deferred income tax liabilities:
Property, plant and equipment, net	14,258	17,212
Derivatives	470	—
Total gross deferred tax liabilities	14,728	17,212
Net deferred tax liability	$4,332	$452
The allocation of deferred taxes between current and long-term as of December 31, 2013 and 2012 is as follows (in thousands):
	2013	2012
Current deferred tax asset, net	$708	$2,835
Long-term deferred tax liability, net	5,040	3,287
Net deferred tax liability	$4,332	$452

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of December 31, 2013 and 2012 in the amount of $44.4 million and $44.9 million, respectively, for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of December 31, 2013 and 2012 was $4.3 million and $0.5 million, respectively.

We reorganized pursuant to Chapter 11 of the bankruptcy code under the terms of our plan of reorganization (the "Plan"), with an effective date of August 31, 2010.  Under our Plan, our previously outstanding 8.375% Senior Subordinated Notes due 2014 were cancelled, giving rise to cancellation of indebtedness income, or CODI.  The Internal Revenue Code ("IRC"), provides that CODI arising under a plan of bankruptcy reorganization is excludable from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Based on the estimate of CODI and required tax attribute reduction, the effects of the Plan did not cause a significant change in our recorded net deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance that was reducing the carrying value of such tax attributes.

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010.  As a result, the amount of our pre-change net operating losses, or NOL's, and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the Plan. As of December 31, 2013, approximately $25.8 million of our $56.0 million federal NOL’s are subject to annual Section 382 limitations. The ownership change and the resulting annual limitation on use of NOL's are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOL available to offset taxable income in a specific year may result in the payment of income taxes before all NOL's have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOL's and other tax attributes.

As of December 31, 2013, we had deferred tax assets related to federal and state NOL and tax credit carryforwards of $26.6 million.  As a result of certain realization requirements of ASC Topic 718, Compensation - Stock Compensation, these deferred tax assets do not include $3.0 million that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. We have federal NOL's of approximately $56.0 million, including $8.7 million related to the excluded deferred tax assets related to equity compensation, that are available to offset federal taxable income and will expire in the years 2028 through 2032, if not fully utilized.

At December 31, 2013, we had unrecognized tax benefits of $3.5 million of which $1.5 million, if recognized, would impact the effective tax rate. It is likely a reduction of unrecognized tax benefits will occur within the next 12 months of $0.1 million. The unrecognized tax benefits are included as a component of other long-term obligations. During the years ended December 31, 2013 and December 31, 2012, we recorded interest and penalties related to unrecognized tax benefits of $0.1 million and ($0.1) million, respectively.  Total accrued penalties and interest at December 31, 2013 and 2012 was approximately $0.3 million and $0.2 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2012	$6,556
Additions for tax positions related to 2012	145
Additions for tax positions related to prior years	508
Reductions due to lapse of statute of limitations	(611)
Balance as of December 31, 2012	$6,598
Additions for tax positions related to current year	311
Additions for tax positions related to prior years	393
Reductions due to lapse of statute of limitations	(3,813)
Balance as of December 31, 2013	$3,489

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recognize interest and penalties related to uncertain tax positions in income tax expense.

We conduct business domestically and, as a result, U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. In the normal course of business, we are subject to examination in the U.S. federal jurisdiction, and generally in state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations for years before 2010.

18. STOCK-BASED COMPENSATION

Management Equity Incentive Plan

We adopted a management equity incentive plan (the "2010 Plan") on the Effective Date, under which 9.5% of the equity of the Company, on a fully-diluted basis, was reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, was reserved for issuance to directors of the Company. On January 23, 2013, we adopted a long term incentive plan (the "2013 Plan"), under which approximately 0.5 million shares of common stock are reserved for grant as equity-based awards to management, employees, and directors of the Company. The 2013 Plan was approved by stockholders at our annual meeting in May 2013. The 2013 Plan enables us to grant stock options, stock appreciation rights, stock awards, cash awards and performance awards.

We reserved 2.7 million shares of common stock for use in connection with the 2010 Plan and the 2013 Plan, and as of December 31, 2013, there were 1.1 million shares remaining for future issuance under the 2013 Plan.  Following the adoption of the 2013 Plan, we no longer grant awards under the 2010 Plan.

In accordance with the terms of the 2010 Plan, by no later than the fifth anniversary of the Effective Date, all shares of common stock reserved for issuance under the 2010 Plan are required to be subject to an outstanding award or to have been delivered pursuant to the settlement of an award.  Within thirty days following the Effective Date, thirty-five percent of the shares of common stock available for delivery pursuant to awards were required to be allocated to employee awards.  No more than five percent of the shares of common stock available for delivery pursuant to awards were to be allocated to director awards.  Each participant who received an award in the form of restricted stock units from the 2010 Plan also concurrently received an award for an equal amount of incentive restricted stock units (which represent the right to receive 0.35020 of a share of common stock upon satisfaction of certain criteria).

Stock-Based Compensation

Under authoritative accounting guidance, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized over the employee’s requisite service period, generally the vesting period of the award or for performance based awards, over the derived service period.  We have elected to use the long-form method of determining our pool of windfall tax benefits as prescribed under authoritative accounting guidance.

For the years ended December 31, 2013 and December 31, 2012, we recognized stock-based compensation expense related to restricted stock, restricted stock units and stock options of $5.4 million and $2.5 million, respectively. Stock-based compensation expense is reflected in SG&A expenses in our consolidated statements of operations.

As of December 31, 2013 and 2012, there was approximately $3.1 million and $3.5 million, respectively, of unrecognized compensation cost related to restricted stock units, restricted stock awards and stock options. As of December 31, 2013, we expect to recognize the related compensation cost over a weighted average period of approximately 0.9 years.

Restricted Stock Units

Since August 31, 2010, we have issued restricted stock units under the 2010 and 2013 Plans that generally vest over a one to three year period on a quarterly basis.  The restricted stock units are subject to restrictions on transfer and certain conditions to vesting.  During the restriction period, the holders of restricted stock units are not entitled to vote and receive dividends on those restricted units as the restricted stock units do not represent outstanding shares of our common stock.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock unit activity for the years ending December 31, 2013 and December 31, 2012 was as follows (shares in thousands):

	For the years ended December 31,
	2013		2012
	Number of Units	Weighted- Average Grant Date Fair Value	Number of Units	Weighted- Average Grant Date Fair Value
Unvested restricted stock units outstanding at beginning of period	37	$8.09	166	$8.03
Granted	101	16.89	9	5.00
Vested	(108)	13.20	(117)	7.78
Forfeited	(1)	8.00	(21)	7.99
Unvested restricted stock units outstanding at end of period	29	$19.78	37	$8.09

Under the terms of the 2010 Plan, for every restricted stock unit that was granted, there was an equivalent number of incentive restricted stock units, or IRSU's, issued. These IRSU's represented the right to receive 0.35020 of a share of common stock upon satisfaction of certain criteria. The fair value of our restricted stock units was determined based upon the stock price of our common stock on the date of grant. Compensation expense associated with awards of restricted stock units was $2.7 million and $0.7 million for the years ended December 31, 2013 and December 31, 2012, respectively. Compensation costs for 2013 associated with our restricted stock units included $1.2 million of expense for achievement of the performance goal associated with the related IRSU's. The performance goal associated with delivery of a Conversion Event Notice was met on June 18, 2013, which triggered the conversion of certain previously vested IRSU's, resulting in the issuance of approximately 69,000 shares of our common stock and recognition of $1.2 million of compensation expense. Prior to the second quarter of 2013, no compensation expense had been recognized for these grants, as achievement of the performance goal was not considered probable. The weighted average remaining contractual term for the restricted stock units was 0.49 years at December 31, 2013.

Restricted Stock Awards

We have issued restricted stock awards under the 2010 and 2013 Plans. The restricted stock awards are subject to restrictions on transfer and certain conditions to vesting.  The restricted stock awards issued to date consist of a 60% time-vested component and a 40% stock performance hurdle component. The time-vested component vests over a three or four year period. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds. During the restriction period, the holders of restricted stock are entitled to vote and receive dividends, thus these awards are included in our outstanding shares of common stock.

Restricted stock award activity for the year ended December 31, 2013 and December 31, 2012 was as follows (shares in thousands):

	For the years ended December 31,
	2013		2012
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock awards outstanding at beginning of period	1,070	$4.18	750	$4.74
Granted	214	11.55	492	3.51
Vested	(748)	4.00	(112)	6.00
Forfeited	(49)	7.28	(60)	3.40
Unvested restricted stock awards outstanding at end of period	487	$7.40	1,070	$4.18

The fair value of restricted stock awards subject only to time-vesting restrictions was determined based upon the stock price of our common stock on the date of grant. The fair value of restricted stock subject to our common stock reaching certain price

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

thresholds was determined utilizing a Monte Carlo financial valuation model which is appropriate for path-dependent options. Compensation expense determined utilizing the Monte Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds. During 2012, we modified the terms of one of our restricted stock awards issued during 2011, resulting in a change in the stock performance hurdle and the valuation of the related shares. The incremental compensation expense associated with the modification of these 0.2 million of restricted stock awards was negligible for 2012. Compensation expense associated with restricted stock awards under our incentive compensation plan was $2.7 million and $1.8 million for the years ended December 31, 2013 and December 31, 2012, respectively.

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

There were no stock option grants in 2013 or 2012, and stock option grants in 2011 were not material. Compensation expense related to stock options was less than $0.1 million during each of the years ended December 31, 2013 and December 31, 2012.  Stock option activity for the years ended December 31, 2013 and December 31, 2012 is as follows (shares in thousands):

	For the years ended December 31,
	2013		2012
	Number of Shares Underlying Options	Weighted- Average Exercise Price	Number of Shares Underlying Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	107	$17.23	178	$17.23
Granted	—	—	—	—
Exercised	(17)	13.14	—	—
Forfeited and expired	(10)	21.71	(71)	17.23
Options outstanding at end of year	80	$17.53	107	$17.23
Options exercisable at end of year	79	$17.53	77	$17.23

The following table summarizes information about stock options outstanding as of December 31, 2013 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$12.00 - $12.00	24	4.75	$12.00	24	$12.00
$15.00 - $15.00	28	5.02	15.00	27	15.00
$22.69 - $22.69	14	5.06	22.69	14	22.69
$26.68 - $26.68	14	5.06	26.68	14	26.68
$12.00 - $26.68	80	4.95	$17.53	79	$17.53

The aggregate intrinsic value of outstanding and exercisable options was $0.5 million and zero at December 31, 2013 and 2012, respectively.

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

For the years ended December 31, 2013 and 2012, our potentially dilutive shares include the shares underlying our Convertible Notes, restricted stock awards, restricted stock units, stock options, and Warrants. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive:

	December 31, 2013	December 31, 2012
Potentially dilutive shares:
Convertible Notes	349	5,238
Unvested restricted stock awards and restricted stock units	516	1,107
Stock options	80	107
Warrants	3,000	3,000
Total potentially dilutive shares	3,945	9,452

20.   BUSINESS SEGMENTS

Our two reportable segments consist of ready-mixed concrete and aggregate products, as described below.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), and gain or loss on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

•	non-cash stock compensation expense;

•	corporate officer severance expense; and

•	expenses associated with the relocation of our corporate headquarters.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) internally measure our operating performance and (ii) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, net income or loss, is not based on U.S. GAAP, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

We account for inter-segment sales at market prices. Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to reportable segments and are excluded from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity. Certain prior year amounts have been recast to conform to the current year presentation.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012
Revenue:
Ready-mixed concrete
Sales to external customers	$545,302	$473,807
Aggregate products
Sales to external customers	21,715	18,261
Intersegment sales	16,498	13,736
Total Reportable Segment Revenue	583,515	505,804
Other products and eliminations	31,485	25,243
Total revenue	$615,000	$531,047

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$58,583	$41,486
Aggregate products	7,192	4,142
Total reportable segment Adjusted EBITDA	65,775	45,628

Reconciliation of reportable segment Adjusted EBITDA to loss from continuing operations before income taxes:
Total reportable segment Adjusted EBITDA	65,775	45,628
Other products and eliminations income from operations	2,436	(481)
Corporate overhead, net of insurance allocations	(29,957)	(29,460)
Depreciation, depletion and amortization for reportable segments	(15,777)	(12,549)
Interest expense, net	(11,332)	(11,344)
Corporate gain (loss) on early extinguishment of debt	985	(2,630)
Corporate derivative loss	(29,964)	(19,725)
Corporate, other products and eliminations other income, net	599	1,052
Loss from continuing operations before income taxes	$(17,235)	$(29,509)

Capital Expenditures:
Ready-mixed concrete	$12,236	$5,232
Aggregate products	5,773	1,752
Other	1,979	1,036
Total capital expenditures	$19,988	$8,020

Revenue by Product:
Ready-mixed concrete	$545,302	$473,807
Aggregate products	21,715	18,261
Precast concrete products	16,845	13,826
Building materials	14,656	11,363
Lime	7,356	6,762
Hauling	4,533	4,729
Other	4,593	2,299
Total revenue	$615,000	$531,047

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2013	2012
Identifiable Assets (as of December 31):
Ready-mixed concrete	$91,776	$75,469
Aggregate products	36,819	34,316
Other products and corporate	9,964	11,086
Total Identifiable assets	$138,559	$120,871

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

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms.  As of December 31, 2013, approximately 575 of our employees, or 32.2% of our workforce, were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2014 and 2018. As of December 31, 2013, approximately 84 of our employees, or 4.6% of our workforce, were represented by agreements that expire within one year.

22.   SIGNIFICANT CUSTOMERS AND SUPPLIERS

We did not have any customers that accounted for more than 10% of our revenues or any suppliers that accounted for more than 10% of our cost of goods sold in 2013 or 2012.

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

In the future, we may receive funding deficiency demands related to multi-employer pension plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, and the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

As of March 6, 2014, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2013.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2013.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Lease Payments

We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total expense for such operating leases amounted to $11.2 million in 2013 and $13.8 million in 2012.

Future minimum rental payments with respect to our lease obligations as of December 31, 2013, are as follows:

Operating Leases
(in millions)
Year ending December 31:
2014	$8.0
2015	6.7
2016	5.7
2017	5.4
2018	4.4
Thereafter	7.3
$37.5

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $8.6 million as of December 31, 2013, compared to $9.0 million as of December 31, 2012, which is currently classified in accrued liabilities.

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $7.7 million in performance bonds that various contractors, states and municipalities have required as of December 31, 2013. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

24.   EMPLOYEE BENEFIT PLANS AND MULTI-EMPLOYER PENSION PLANS

Defined Contribution 401(k) Plan

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 60% of their annual compensation or the maximum amount IRS regulations permit.  During 2013, we matched 50% of employee contributions up to a maximum of 6% of their compensation. During 2012, we matched 50% of employee contributions up to a maximum of 5% of their compensation.  We paid matching contributions of $1.0 million in each of 2013 and 2012.

Multi-employer Pension Plans

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis.  Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. The risks of participating in these multi-employer pension plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We did not have to record a liability in fiscal 2013 or 2012 for full and partial withdrawals from any multi-employer pension plans. For additional information regarding our potential future obligations, see Note 23.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Fund	EIN/ PPN	Pension Protection Act Zone Status	FIP/RP Status Pending/ Implemented	Contributions (in Thousands)		Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2013 and 2012		2013	2012
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	No	$3,204	$2,514	No	6/30/2016
Operating Engineers Pension Trust Fund	94-60907064/001	Orange	Yes	837	534	No	7/1/2014
Local 282 Pension Trust Fund	011-6245313/001	Green	No	650	584	No	6/30/2016
Trucking Employees of North Jersey Pension Fund	22-6063701/001	Red	Yes	513	426	No	4/30/2018
Pension Fund Local 445	13-1864489/001	Yellow	Yes	193	165	No	6/30/2014
Automotive Industries Pension Plan	94-1133245/001	Red	Yes	180	61	No	8/31/2016
Operating Engineers 825 Pension Fund	22-6033380/001	Orange	Yes	151	124	No	5/31/2013 to 3/31/2016
Other	Various	Various	Various	495	539	Various	4/30/2013 to 4/30/2018
				$6,223	$4,947

Plans with collective bargaining agreements that expired during 2013 are currently under negotiation. Contributions to the Western Conference of Teamsters Pension Plan and the Operating Engineers Pension Trust Fund increased from 2012 to 2013 due primarily to the full-year impact of employees added as part of the Bode acquisition during 2012.

25.   QUARTERLY SUMMARY (unaudited)

	2013
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue - continuing operations	$127,741	$162,520	$173,567	$151,172
Net income (loss)	$(14,364)	$6,675	$(7,302)	$(5,138)
Net income (loss) per share-basic	$(1.16)	$0.53	$(0.55)	$(0.38)
Net income (loss) per share-diluted	$(1.16)	$0.50	$(0.55)	$(0.38)

	2012
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue - continuing operations	$110,915	$138,177	$147,046	$134,909
Net income (loss)	$(10,230)	$(308)	$(3,211)	$(11,990)
Net income (loss) per share-basic	$(0.84)	$(0.03)	$(0.26)	$(0.98)
Net income (loss) per share-diluted	$(0.84)	$(0.03)	$(0.26)	$(0.98)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

26.   SUBSEQUENT EVENT

On January 30, 2014, the Company's Board of Directors approved the sale of our one remaining precast concrete operation in Pennsylvania, as this business no longer fits our goal of becoming the preeminent supplier of ready-mixed concrete in the United States. The operation is available for immediate sale and any transaction is expected to be completed within one year of the balance sheet date. As such, the related assets and liabilities have been classified as held for sale effective with the first quarter of 2014. Listed below are the major classes of assets and liabilities expected to be sold as part of any transaction as of the balance sheet date (in thousands):

December 31, 2013
Trade accounts receivable, net	$2,204
Inventories	808
Other current assets	2,300
Property, plant and equipment, net	1,724
Total assets	$7,036

Accounts payable	$1,323
Accrued liabilities	65
Total liabilities	$1,388

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2013, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

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

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Grant Thornton LLP, the Company's independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
U.S. Concrete, Inc.
We have audited the internal control over financial reporting of U.S. Concrete, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 7, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 7, 2014
Item 9B.    Other Information

Not applicable.

PART III

Except as otherwise indicated, in Items 10, 11, 12, 13 and 14 below, pursuant to the General Instructions to Form 10-K, we intend to incorporate by reference the information we refer to in those Items from the definitive proxy statement for our 2014 Annual Meeting of Stockholders (our "2014 Annual Proxy Statement"). We intend to file our 2014 Annual Proxy Statement with the Securities and Exchange Commission on or about March 25, 2014, but in any event within 120 days after the fiscal year ended December 31, 2013.

Item 10.    Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Annual Proxy Statement, which is incorporated in this Item by this reference.

We have a code of ethics applicable to all our employees and directors. In addition, our principal executive, financial and accounting officers are subject to the provisions of the Code of Ethics of U.S. Concrete, Inc. for chief executive officer and senior financial officers, a copy of which is available on our Web site at www.us-concrete.com. In the event that we amend or waive any of the provisions of these codes of ethics applicable to our principal executive, financial and accounting officers, we intend to disclose that action on our website, as required by applicable law.

Item 11.    Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Program and Risk Management,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2014 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, for the information this Item requires, please see the information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the 2014 Annual Proxy Statement, which is incorporated in this Item by this reference.

Equity Compensation Plan Information

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

The following table summarizes, as of December 31, 2013, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans (in thousands). These plans use or are based on shares of our common stock. We do not have any equity compensation plans not approved by security holders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	80	$17.53	1,095

(1)
We adopted a management equity incentive plan (the "2010 Plan"), effective as of August 31, 2010, under which 9.5% of the equity of the Company authorized pursuant to our Plan of Reorganization, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the Company. On January 23, 2013, we adopted, and on May 15, 2013, the Company’s stockholders approved the U.S. Concrete Long Term Incentive Plan (the “2013 Plan”), which allows, among other things, for approximately 0.5 million shares of common stock to be reserved for grant as equity-based awards to our management, employees, and directors. The 2013 Plan enables us to grant stock options, stock appreciation rights, stock awards, cash awards, and performance awards. We reserved 2.7 million shares of common stock for issuance in connection with the 2010 and 2013 Plans and as of December 31, 2013, there were 1.1 million shares remaining for future issuance.

 Item 13.    Certain Relationships and Related Transactions, and Director Independence

For the information this Item requires, please see the information under the headings “Certain Relationships and Related Transactions” and "Information Concerning the Board of Directors and Committees - Board of Directors - Director Independence" in the 2014 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14.    Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm” in the 2014 Annual Proxy Statement, which is incorporated in this Item by this reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements on page 46 of this report.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

(3) Exhibits.

The information on exhibits required by this item 15 is set forth in the Index to Exhibits appearing on pages 92-94 of this Report and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 7, 2014	By:	/s/ William J. Sandbrook
William J. Sandbrook President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2014.

Signature	Title

/s/ William J. Sandbrook	President and Chief Executive Officer and Director (Principal Executive Officer)
William J. Sandbrook

/s/ William M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
William M. Brown

/s/ Kevin R. Kohutek	Vice President and Controller (Principal Accounting Officer)
Kevin R. Kohutek

/s/ Kurt M. Cellar	Director
Kurt M. Cellar

/s/ Eugene I. Davis	Director
Eugene I. Davis

/s/ Michael D. Lundin	Director
Michael D. Lundin

/s/ Robert M. Rayner	Director
Robert M. Rayner

/s/ Theodore P. Rossi	Director
Theodore P. Rossi

/s/ Colin M. Sutherland	Director
Colin M. Sutherland

INDEX TO EXHIBITS

Exhibit Number	Description
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

2.3*
Equity Purchase Agreement, dated as of October 17, 2012, by and between Randolph R. Boardman and Terri L. Boardman, Trustees under the Randolph R. Boardman and Terri L. Boardman Family Trust Agreement dated January 21, 1997, Douglas H. Boardman and Lauren Boardman, Trustees of the Douglas H. Boardman and Lauren Boardman Family Trust, Danvers M. Boardman, III, Trustee under the DMB III Trust Agreement dated July 12, 2008 and Kathy M. Boardman, Trustee under the KMSB Trust Agreement dated June 26, 2008, as Sellers, and Randolph R. Boardman, Terri L. Boardman, Douglas H. Boardman, Lauren Boardman, Danvers M. Boardman III and Kathy M. Boardman, on the one hand, and Central Concrete Supply Co., Inc., and U.S. Concrete, Inc., on the other hand (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 18, 2012 (File No. 001-34530.))

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

4.4*	—Form of Convertible Secured Note, included in Exhibit 4.2 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
4.5*
—Class A Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.6*
—Class B Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.7*
—First Supplemental Indenture, dated as of October 30, 2012, by and among Bode Gravel Co., and Bode Concrete LLC, as new guarantors, U.S. Concrete, Inc., as issuer, and U.S. Bank National Association, as Trustee.

4.8*
—Second Supplemental Indenture, dated as of March 22, 2013, by and among U.S. Concrete, Inc., as issuer, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 22, 2013 (File No. 001-34530)).

4.9*
—First Amendment to Intercreditor Agreement, dated as of March 22, 2013, by and among Bank of America, N.A., as successor in interest to JPMorgan Chase Bank, N.A., as administrative agent for the ABL Secured Parties (as defined in the Intercreditor Agreement), U.S. Bank National Association, as trustee and noteholder collateral agent for the Convertible Note Parties (as defined therein), U.S. Bank, as trustee and noteholder collateral agent for the Senior Secured Parties (as defined therein), U.S. Concrete, Inc. and each of the other Loan Parties (as defined in the Intercreditor Agreement) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated March 22, 2013 (File No. 001-34530)).

4.10*
—Indenture, dated as of November 22, 2013, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2013 (File No. 001-34530)).

4.11*
—Registration Rights Agreement, dated as of November 22, 2013, by and among U.S. Concrete, Inc., the guarantors party thereto, J.P. Morgan Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 22, 2013 (File No. 001-34530)).

4.12*
—Second Amendment to Intercreditor Agreement, dated as of November 22, 2013, by and among Bank of America, N.A., as administrative agent for the ABL Secured Parties, U.S. Bank National Association, as trustee and noteholder collateral agent, U.S. Concrete, Inc., and the other Loan Parties party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated November 22, 2013 (File No. 001-34530)).

10.1*
—Pledge Commitment Letter, dated as of July 27, 2010, by and among U.S. Concrete, Inc., JPMorgan Securities Inc., JPMorgan Chase Bank, N.A. and Wells Fargo Capital Finance, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2010 (File No. 001-34530)).

10.2*†
—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Jeff L. Davis (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34530)).

10.3*†
—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Jeff L. Davis (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34530)).

10.4*†
—U.S. Concrete, Inc. and Subsidiaries 2010 Annual Team Member Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34530)).

10.5*†	—U.S. Concrete, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.6*†	—U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.7*†	—U.S. Concrete, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.8*†	—Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.9*
—U.S. Concrete, Inc. and Subsidiaries 2011 Annual Team Member Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 6, 2011 (File No. 011-34530)).

10.10*†
—Executive Severance Agreement, effective as of August 22, 2011 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2011 (File No. 001-34530)).

10.11*†
—Indemnification Agreement, effective as of August 22, 2011 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2011 (File No. 001-34530)).

10.12*
—Asset Purchase Agreement dated August 2, 2012 by and among U.S. Concrete, Inc. and Central Precast Concrete, Inc., San Diego Precast Concrete, Inc., Sierra Precast Inc. and Oldcastle Precast, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 3, 2012 (File No. 001-34530)).

10.13*†	—Offer Letter to William Matthew Brown, dated August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 4, 2012 (File No. 001-34530)).
10.14*†
—Executive Severance Agreement dated August 8, 2012 by and between U.S. Concrete, Inc. and William Matthew Brown (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 9, 2012 (File No. 001-34530)).

10.15*†
—Indemnification Agreement dated August 8, 2012 by and between U.S. Concrete, Inc. and William Matthew Brown (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012 (File No. 001-34530)).

10.16†	—Executive Severance Agreement dated January 23, 2013 by and between U.S. Concrete, Inc. and Niel L. Poulsen.
10.17*†	—Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2013 (File No. 0001-34530)).
10.18*†	—U.S. Concrete, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2013 (File No. 001-34530)).
10.19*†	—U.S. Concrete, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 17, 2013 (File No. 001-34530)).
10.20*†	—U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2013 (File No. 001-34530)).
10.21*†	—Form of Restricted Stock Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2013 (File No. 001-34530)).

10.22*
—First Amended and Restated Loan and Security Agreement, dated as of October 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 29, 2013 (File No. 001-34530)).

10.23†	—U.S. Concrete, Inc. Management Equity Incentive Plan effective January 1, 2013.
10.24†	—Executive Severance Agreement dated August 1, 2013 by and between U.S. Concrete, Inc. and Paul M. Jolas.
21.1	—Subsidiaries.
23.1	—Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	—Rule 13a-14(a)/15d-14(a) Certification of William J. Sandbrook.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of William M. Brown.
32.1	—Section 1350 Certification of William J. Sandbrook.
32.2	—Section 1350 Certification of William M. Brown.
95.1	—Mine Safety Disclosure.
101.INS	—Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*   Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.