Form 10-Q
period 2014-03-31
US CONCRETE INC
filed 2014-05-09
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

There were 14,185,240 shares of common stock, par value $.001 per share, of the registrant outstanding as of May 7, 2014.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,222	$112,667
Trade accounts receivable, net of allowances of $2,961 and $2,813 as of March 31, 2014 and December 31, 2013, respectively	97,443	92,163
Inventories	27,143	27,610
Deferred income taxes	424	708
Prepaid expenses	5,919	3,416
Other receivables	3,233	3,205
Assets held for sale	6,441	—
Other current assets	320	2,457
Total current assets	237,145	242,226
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $57,530 and $54,694 as of March 31, 2014 and December 31, 2013, respectively	143,405	138,560
Goodwill	13,809	11,646
Intangible assets, net	12,703	13,073
Other assets	8,364	8,485
Total assets	$415,426	$413,990
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$39,441	$38,518
Accrued liabilities	44,174	42,950
Current maturities of long-term debt	4,061	3,990
Liabilities held for sale	836	—
Derivative liabilities	22,313	21,690
Total current liabilities	110,825	107,148
Long-term debt, net of current maturities	210,462	210,154
Other long-term obligations and deferred credits	5,839	7,921
Deferred income taxes	4,969	5,040
Total liabilities	332,095	330,263
Commitments and contingencies (Note 16)
Equity:
Preferred stock	—	—
Common stock	14	14
Additional paid-in capital	153,479	152,695
Accumulated deficit	(64,478)	(63,325)
Treasury stock, at cost	(5,684)	(5,657)
Total stockholders’ equity	83,331	83,727
Total liabilities and equity	$415,426	$413,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
Revenue	$146,257	$125,425
Cost of goods sold before depreciation, depletion and amortization	124,525	108,592
Selling, general and administrative expenses	13,643	14,345
Depreciation, depletion and amortization	4,898	4,825
(Gain) loss on sale of assets	(349)	5
Income (loss) from operations	3,540	(2,342)
Interest expense, net	5,010	2,772
Derivative loss	(623)	(18,446)
Gain on extinguishment of debt	—	4,310
Other income, net	489	493
Loss from continuing operations before income taxes	(1,604)	(18,757)
Income tax expense (benefit)	22	(5,197)
Loss from continuing operations	(1,626)	(13,560)
Income (loss) from discontinued operations, net of taxes	473	(804)
Net loss	$(1,153)	$(14,364)

Basic and diluted loss per share:
Loss from continuing operations	$(0.12)	$(1.10)
Income (loss) from discontinued operations, net of taxes	0.03	(0.06)
Net loss per share – basic and diluted	$(0.09)	$(1.16)

Weighted average shares outstanding:
Basic and diluted	13,567	12,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2012	13,358	$13	$136,451	$(43,196)	$(744)	$92,524
Stock-based compensation expense	—	—	758	—	—	758
Restricted stock vesting	12	—	—	—	—	—
Restricted stock grants	5	—	—	—	—	—
Purchase of treasury shares	(96)	—	—	—	(1,280)	(1,280)
Net loss	—	—	—	(14,364)	—	(14,364)
BALANCE, March 31, 2013	13,279	$13	$137,209	$(57,560)	$(2,024)	$77,638

BALANCE, December 31, 2013	14,036	$14	$152,695	$(63,325)	$(5,657)	$83,727
Stock-based compensation expense	—	—	530	—	—	530
Restricted stock vesting	7	—	—	—	—	—
Restricted stock grants	—	—	—	—	—	—
Stock options exercised	17	—	243	—	—	243
Warrants exercised	1	—	11	—	—	11
Purchase of treasury shares	(1)	—	—	—	(27)	(27)
Net loss	—	—	—	(1,153)	—	(1,153)
BALANCE, March 31, 2014	14,060	$14	$153,479	$(64,478)	$(5,684)	$83,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,153)	$(14,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	4,898	4,862
Debt issuance cost amortization	403	927
Gain on extinguishment of debt	—	(4,310)
Amortization of facility exit costs	—	(53)
Amortization of discount on long-term incentive plan and other accrued interest	94	125
Net loss on derivative	623	18,446
Net (gain) loss on sale of assets	(969)	231
Deferred income taxes	251	(5,215)
Provision for doubtful accounts	188	204
Stock-based compensation	530	758
Changes in assets and liabilities:
Accounts receivable	(7,541)	(503)
Inventories	85	12
Prepaid expenses and other current assets	(2,596)	2,619
Other assets and liabilities	49	(1,300)
Accounts payable and accrued liabilities	3,211	(7,916)
Net cash used in operating activities	(1,927)	(5,477)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,165)	(1,848)
Payments for acquisitions	(3,143)	—
Proceeds from disposals of property, plant and equipment	2,323	111
Payments for disposal of business units	—	(1,866)
Net cash used in investing activities	(10,985)	(3,603)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	159	38,030
Repayments of revolver borrowings	(159)	(25,959)
Proceeds from exercise of stock options and warrants	254	—
Payments of other long-term obligations	(2,250)	—
Payments for other financing	(973)	(458)
Debt issuance costs	(537)	(1,341)
Purchase of treasury shares	(27)	(1,280)
Net cash (used in) provided by financing activities	(3,533)	8,992
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,445)	(88)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,667	4,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,222	$4,663

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$263	$1,947
Cash paid for income taxes	$12	$24

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$552	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of our results expected for the year ending December 31, 2014, or for any future period.

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

In July 2013, the Financial Accounting Standards Board (the "FASB") issued an amendment on the financial statement presentation for an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions. The guidance is effective for annual and interim reporting periods beginning after December 15, 2013. We adopted this guidance effective January 1, 2014, and there was no material impact on our consolidated financial statements or results of operations.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2013 Form 10-K.

3.	ACQUISITIONS AND DISPOSITIONS

Purchase of West Texas Assets

On February 10, 2014, we acquired one ready-mixed concrete plant and related assets in our west Texas market from Young Ready Mix, Inc. and Rodney and Tina Young for $0.4 million in cash and two promissory notes totaling $0.8 million with a fixed annual interest rate of 0%. The notes are being paid in 36 equal monthly installments which began in March 2014. We acquired plant and equipment valued at $1.0 million and recognized goodwill of $0.2 million.

On March 18, 2014, we acquired one ready-mixed concrete plant and related assets in our west Texas market from T&S Ventures, LLC for $2.7 million in cash. We acquired plant, equipment, and inventory valued at $0.8 million and recognized goodwill of $1.9 million.

The purchase of these assets allows us to expand our business in our existing west Texas market. We have prepared and recorded the purchase price allocations for these acquisitions on a preliminary basis, and any changes to the purchase price allocations will be made as soon as practical, but no later than one year from the respective acquisition dates. The goodwill ascribed to both west Texas acquisitions is related to the synergies we expect to achieve with expansion in the west Texas market in which we already operate. We expect the goodwill to be deductible for tax purposes. See Note 13 for additional information regarding income taxes.

The pro forma impact of these acquisitions have not been included as they are immaterial to our financial statements individually and in the aggregate.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sale of Pennsylvania Precast Operations

On January 30, 2014, our Board of Directors approved the sale of our one remaining precast concrete operation in Pennsylvania, as this business no longer fits our goal of becoming the preeminent supplier of ready-mixed concrete in the United States. The operation is available for immediate sale and any transaction is expected to be completed during 2014. As such, the related assets and liabilities have been classified as held for sale effective with the first quarter of 2014. The results of operations for this unit have been included in discontinued operations for the periods presented. Listed below are the major classes of assets and liabilities expected to be sold as part of any transaction that are included in held for sale captions on the balance sheet as of March 31, 2014 (in thousands):

March 31, 2014
Assets held for sale:
Trade accounts receivable, net	$2,073
Inventories	432
Other current assets	2,212
Property, plant and equipment, net	1,724
Total assets held for sale	$6,441

Liabilities held for sale:
Accounts payable	$827
Accrued liabilities	9
Total liabilities held for sale	$836

Purchase of Bodin Concrete Assets

On July 26, 2013, we acquired three ready-mixed concrete plants and related assets in our north Texas market from Bodin Concrete, LP for $4.4 million in cash. We acquired plant and equipment valued at $3.3 million and recognized goodwill of $1.1 million. The goodwill ascribed to the purchase is related to the synergies we expected to and have achieved with expansion into the eastern corridor of the north Texas market in which we already operate. We expect the goodwill to be deductible for tax purposes. See Note 13 for additional information regarding income taxes.

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

Purchase of Bode Gravel and Bode Concrete Equity Interests

On October 30, 2012, we completed the acquisition of all of the outstanding equity interests of Bode Gravel Co. and Bode Concrete LLC (collectively, the "Bode Companies") pursuant to an equity purchase agreement dated October 17, 2012. The Bode Companies operated two fixed and one portable ready-mixed concrete plant and 41 mixer trucks in the San Francisco, California area. The purchase price for the acquisition was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments ("Bode Earn-out"). The earn-out payments, which are contingent upon reaching negotiated volume hurdles, have an aggregate present value of up to $7.0 million in cash payable over a six-year period, and resulted in total consideration fair value of $33.1 million. During the first quarter of 2014, we completed the first Bode Earn-out payment in the amount of $2.3 million.

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

During the first quarter of 2013, pursuant to the terms of the asset purchase agreement, we made payments totaling $1.9 million to Oldcastle related to the reacquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities. At March 31, 2014, $0.1 million of the re-acquired receivables are recorded in other receivables on the condensed consolidated balance sheet.

On March 28, 2014, we completed the sale of our remaining owned assets related to our California precast operations. We sold land and building for net proceeds of $1.5 million in cash and recorded a gain on the transaction of $0.6 million. The gain is included in discontinued operations in the consolidated statements of operations for the three months ended March 31, 2014.

4.	DISCONTINUED OPERATIONS

As disclosed in Note 3 above, we completed the sale of our California and Arizona precast operations in August 2012 and December 2012, respectively. In addition, in January 2014, our Board of Directors approved the sale of our one remaining precast concrete operation in Pennsylvania. Accordingly, we have presented the results of operations for these units for all periods as discontinued operations in the accompanying condensed consolidated statements of operations.

The results of these discontinued operations are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenue	$3,351	$2,316
Depreciation, depletion and amortization (“DD&A”)	—	37
Operating expenses excluding DD&A	3,257	2,872
Income (loss) from discontinued operations	94	(593)
Gain (loss) gain on settlement of assets	620	(226)
Income (loss) from discontinued operations, before income taxes	714	(819)
Income tax expense (benefit)	241	(15)
Income (loss) from discontinued operations, net of taxes	$473	$(804)

5.	INVENTORIES

Inventory consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$24,061	$25,019
Building materials for resale	1,853	1,383
Other	1,229	1,208
Total inventory	$27,143	$27,610

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     INTANGIBLE ASSETS, NET

Our purchased intangible assets are as follows (in thousands):

	March 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(1,913)	$11,587	8.58
Trade name	1,300	(184)	1,116	8.58
Backlog	800	(800)	—	0
Total purchased intangible assets	$15,600	$(2,897)	$12,703	8.58

	December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(1,575)	$11,925	8.83
Trade name	1,300	(152)	1,148	8.83
Backlog	800	(800)	—	0
Total purchased intangible assets	$15,600	$(2,527)	$13,073	8.83

We recorded $0.4 million and $0.8 million of amortization expense on our purchased intangible assets for the three months ended March 31, 2014 and 2013, respectively, which is included in our condensed consolidated statements of operations.

As of March 31, 2014, the estimated remaining amortization of our finite-lived intangible assets is as follows (in thousands):

Total for Year
2014	1,110
2015	1,480
2016	1,480
2017	1,480
2018	1,480
Thereafter	5,673
Total	$12,703

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	ACCRUED LIABILITIES

A summary of our accrued liabilities is as follows (in thousands):

	March 31, 2014	December 31, 2013
Accrued insurance reserves	$9,938	$9,713
Accrued materials	8,505	10,077
Accrued compensation and benefits	6,742	8,179
Accrued interest	6,146	1,896
Accrued property, sales and other taxes	4,524	5,485
Bode Earn-out, current portion	2,250	2,250
Accrued rent	2,156	2,157
Other	3,913	3,193
Total accrued liabilities	$44,174	$42,950

8.     DEBT

A summary of our debt and capital leases is as follows (in thousands):

	March 31, 2014	December 31, 2013
Senior secured notes due 2018	$200,000	$200,000
Senior secured credit facility due 2018	—	—
Convertible notes due 2015	117	117
Capital leases	5,532	5,746
Other financing	8,874	8,281
	214,523	214,144
Less: current maturities	4,061	3,990
Long-term debt, net of current maturities	$210,462	$210,154

Senior Secured Notes due 2018

On November 22, 2013, we completed an offering of $200.0 million aggregate principal amount of 8.5% senior secured notes due 2018 (the "2018 Notes") at an offering price of 100%. We used a portion of the net proceeds from the 2018 Notes to repay all of our outstanding borrowings under the Revolving Facility (as defined below) and to redeem all $61.1 million of our outstanding 9.5% senior secured notes due 2015 (the "2013 Notes").

The 2018 Notes are governed by an indenture (the “Indenture”) dated as of November 22, 2013, by and among us and U.S. Bank National Association, as trustee and noteholder collateral agent (the “Notes Collateral Agent”). We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year, commencing on June 1, 2014. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions, as described below, and also contains customary events of default.

The Indenture contains certain covenants that restrict or limit our ability to, among other things,

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

•	prepay, redeem or repurchase certain debt;

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The 2018 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its direct and indirect wholly owned subsidiaries. The guarantees are joint and several, and there are no non-guarantor subsidiaries. U.S. Concrete, Inc. does not have any independent assets or operations. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

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

Senior Secured Credit Facility due 2018

On October 29, 2013, we entered into a First Amended and Restated Loan and Security Agreement (the "2013 Loan Agreement") with certain financial institutions named therein, as lenders (the "Lenders"), and Bank of America, N.A., as agent and sole lead arranger (the "Administrative Agent"), which amended and restated our existing credit agreement and provides us with an asset-based revolving credit facility (the "Revolving Facility"). Under the terms of the 2013 Loan Agreement and in conjunction with the issuance of our 2018 Notes, the maximum credit availability under our Revolving Facility increased to $125.0 million, and the expiration date of the 2013 Loan Agreement was extended to October 2, 2018. The Revolving Facility retains an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $175.0 million. As of

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit under the 2013 Loan Agreement.

Our actual maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement and discussed further below.  Our availability under the 2013 Loan Agreement at March 31, 2014 increased to $96.6 million from $88.3 million at December 31, 2013. The 2013 Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by the Lenders of up to $12.5 million in excess of borrowing base levels.  The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

Advances under the Revolving Facility are in the form of either base rate loans or "LIBOR Loans" denominated in U.S. dollars.  The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30-day interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior ("LIBOR"), plus 1.0%; in each case plus the Applicable Margin, as defined in the 2013 Loan Agreement.  The interest rate for LIBOR Loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus the Applicable Margin, as defined in the 2013 Loan Agreement. Issued and outstanding letters of credit are subject to a fee equal to the Applicable Margin, as defined in the 2013 Loan Agreement, a fronting fee equal to 0.125% per annum on the stated amount of such letters of credit, and customary charges associated with the issuance and administration of letters of credit.  Among other fees, we pay 0.25% or 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the Revolving Facility. The Applicable Margin ranges from 0.25% to 0.75% for base rate loans and from 1.5% to 2.0% for LIBOR Loans, and is determined based on Average Availability for the most recent fiscal quarter, as defined in the 2013 Loan Agreement.

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility.  Advances under the Revolving Facility are limited by a borrowing base which is equal to the lessor of the Revolving Facility minus the LC Reserve, the Senior Notes Availability Reserve, and the Tax Reserve, all defined in the 2013 Loan Agreement, or the sum of (a) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (b) the lesser of (i) 55% of the value  of eligible inventory or (ii) 85% of the product of (x) the net orderly liquidation value of inventory divided by the value of the inventory and (y) multiplied by the value of eligible inventory, and (c) the lesser of (i) $30.0 million (which may increase up to $40 million on the occasion of a Revolver Commitments Increase Event, as defined in the 2013 Loan Agreement), or (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks, minus (D) such reserves as the Administrative Agent may establish from time to time in its permitted discretion.  The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The 2013 Loan Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2013 Loan Agreement.  The 2013 Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement.  For the trailing 12-month period ended March 31, 2014, our fixed charge coverage ratio was 3.30 to 1.0. As of March 31, 2014, the Company was in compliance with all covenants under the 2013 Loan Agreement.

The 2013 Loan Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

The 2013 Loan Agreement is secured by a first-priority lien on certain assets of the Company and the guarantors, including inventory (including as extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the 2018 Notes, on a first-priority basis, as described above), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The 2013 Loan Agreement is also secured by a second-priority lien on the collateral securing the 2018 Notes on a first-priority basis.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of 9.5% Convertible Notes due 2015 (the "Convertible Notes").  Under the terms of the indenture governing the Convertible Notes, the Convertible Notes bore interest at a rate of 9.5% per annum and mature on August 31, 2015. Interest payments were payable quarterly in cash in arrears. Additionally, at issuance, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11). This discount was being accreted over the term of the Convertible Notes and included in interest expense.

On March 22, 2013, we completed our offer to exchange (the "Exchange Offer") up to $69.3 million aggregate principal amount of newly issued 2013 Notes for all $55.0 million of outstanding Convertible Notes. At the time of settlement, we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes, plus approximately $0.3 million in cash for accrued and unpaid interest on the Convertible Notes exchanged in the Exchange Offer. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 22, 2013.

In accordance with the terms of the indenture governing the Convertible Notes, we provided a Conversion Event Notice, as defined in the indenture, to the remaining holders of Convertible Notes on June 18, 2013. Holders had until the close of business on August 2, 2013, the Conversion Termination Date (as defined in the indenture), to tender their Convertible Notes for shares of common stock. Prior to August 3, 2013, remaining note holders tendered $6.4 of Convertible Notes in exchange for 0.6 million shares of common stock. As of August 3, 2013, the remaining Convertible Notes no longer include a conversion feature and ceased to accrue interest. After giving effect to the tendered Convertible Notes, $0.1 million aggregate principal amount of Convertible Notes remain outstanding as of March 31, 2014.

For the three months ended March 31, 2014 and 2013, we recorded to our consolidated statements of operations, interest expense related to the coupon rate and amortization of the discount on our Convertible Notes of zero and $1.8 million, respectively.

Capital Leases and Other Financing

In connection with an acquisition we completed in October 2010, we issued a promissory note for $2.6 million of the purchase price, payable monthly for a term of five years, with a fixed annual interest rate of 5.0%.

In connection with an acquisition we completed in September 2012, we issued a promissory note in the amount of $1.9 million with a fixed annual interest rate of 4.5%. This note is being paid in twenty-four equal monthly installments which began in January 2013.

On July 23, 2013, we entered into a master leasing agreement with Capital One Equipment Finance Corporation ("Capital One") to provide up to $5.0 million in total lease commitments for mixer trucks. Prior to December 31, 2013, we had utilized all $5.0 million of available lease commitments from Capital One with fixed annual interest rates ranging from 4.31% to 4.54%. Payments are due monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

On December 19, 2013, we entered into a master leasing agreement with GE Capital Commercial, Inc. ("GE Capital") to provide up to $5.0 million in total lease commitments for mixer trucks. As of March 31, 2014, we have utilized $0.8 million of lease commitments with a fixed interest rate of 4.80% per annum, payable monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

The current portion of capital leases included in current maturities of long term debt is $1.1 million as of March 31, 2014 and December 31, 2013.

Between July 26, 2013 and December 31, 2013, we signed four promissory notes with Daimler Truck Financial ("Daimler") for the purchase of mixer trucks in the aggregate amount of $6.2 million with a fixed annual interest rate ranging from 3.02% to 3.23%. We signed an additional promissory note with Daimler in January 2014 for the purchase of mixer trucks in the amount of $0.6 million with a fixed annual interest rate of 3.18%. The Daimler promissory notes signed in 2013 and 2014 are payable monthly for a term of five years.

The weighted average interest rate of our capital leases and other financing was 3.59% and 3.83% as of March 31, 2014 and December 31, 2013, respectively. We made cash principal payments associated with our capital leases and other financing totaling $1.0 million and $0.5 million during the three months ended March 31, 2014 and 2013, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	EXTINGUISHMENT OF DEBT

In connection with the Exchange Offer, described in Note 8 above, during the first quarter of 2013, we exchanged $48.5 million of Convertible Notes for $61.1 million of 2013 Notes.  As a result, we wrote-off $2.4 million of previously deferred financing costs, $26.6 million in derivative liabilities, and $7.3 million of unamortized discount. We recorded a net gain on extinguishment of debt associated with this transaction of $4.3 million on our condensed consolidated statements of operations.

In connection with the 2018 Notes and the 2013 Loan Agreement, we have incurred $8.8 million of deferred financing costs. Deferred financing costs are classified as other assets on our condensed consolidated balance sheets. These deferred financing costs are being amortized over the terms of the related agreements using the straight line method, which approximates the effective interest method.

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

Our derivative instruments are summarized as follows:

		Fair Value
Derivative instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	March 31, 2014	December 31, 2013
Warrants	Derivative liabilities	$22,313	$21,690

The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively, excluding income tax effects:

		Three months ended
Derivative instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	March 31, 2014	March 31, 2013
Warrants	Derivative loss	$623	$5,713
Convertible Notes embedded derivative	Derivative loss	$—	$12,733
		$623	$18,446

Warrant volume positions are presented in the number of shares underlying the instruments.  The table below presents our volume positions (in thousands) as of March 31, 2014 and December 31, 2013:

	Number of Shares
Derivative instruments not designated as hedging instruments under ASC 815	March 31, 2014	December 31, 2013
Warrants	2,999	3,000

We do not have any derivative instruments with credit features requiring the posting of collateral in the event of a credit downgrade or similar credit event.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$22,313	$—	$—	$22,313
Other obligations - Bode Earn-out(2)	5,344	—	—	5,344
	$27,657	$—	$—	$27,657

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$21,690	$—	$—	$21,690
Other obligations - Bode Earn-out(2)	7,000	—	—	7,000
	$28,690	$—	$—	$28,690

(1)	Represents the fair value of the Warrants (see Note 10).

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2013 to March 31, 2014 is provided below (in thousands):

	Warrants	Bode Earn-out
Balance at December 31, 2013	$21,690	7,000
Total losses included in earnings	627	—
Payment on Bode Earn-out	—	(1,656)
Write-off of derivative on exercised Warrants(1)	(4)	—
Balance at March 31, 2014	22,313	5,344

(1)
Represents the pro rata portion of derivative liability associated with exercised Warrants measured at the date of share issuance, which is included in the loss on derivative in our condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker/dealer quoted market prices, was $215.5 million as of March 31, 2014. The carrying value of outstanding amounts under our 2013 Loan Agreement approximates fair value due to the floating interest rate. The fair value of our remaining Convertible Notes was approximately $0.1 million, and included no embedded derivative at March 31, 2014 or December 31, 2013.

13.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of March 31, 2014 and December 31, 2013 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $4.5 million as of March 31, 2014 and $4.3 million as of December 31, 2013. We made income tax payments of $12,000 and $24,000 during the three months ended March 31, 2014 and 2013, respectively.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded a tax benefit (expense) of $0.2 million in income from continuing operations for the three months ended March 31, 2014 and ($15,000) for the three months ended March 31, 2013. We recorded an offsetting ($0.2) million and $15,000 tax benefit (expense) in income from discontinued operations for the three months ended March 31, 2014 and 2013, respectively. The intra-period tax allocation between the results from continuing operations and discontinued operations in the comparable three months ended March 31, 2014 and 2013 was $0.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	March 31, 2014	December 31, 2013
Shares authorized	100,000	100,000
Shares outstanding at end of period	14,060	14,036
Shares held in treasury	415	414

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our board of directors (the “Board”). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of March 31, 2014 or December 31, 2013.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld 1,180 shares at a total value of approximately $27,000 during the three months ended March 31, 2014. We withheld approximately 96,000 shares at a total value of $1.3 million during the three months ended March 31, 2013. We accounted for the withholding of these shares as treasury stock.

15.	NET EARNINGS (LOSS) PER SHARE

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

For the three months ended March 31, 2014 and March 31, 2013, our potentially dilutive shares include the shares underlying our restricted stock, restricted stock units, stock options, and Warrants.  For the three months ended March 31, 2013, our potentially dilutive shares also included the shares underlying our Convertible Notes. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive:

	Three months ended March 31,
	2014	2013
Potentially dilutive shares:
Convertible Notes	—	619
Unvested restricted stock and restricted stock units	505	853
Stock options	58	105
Warrants	2,999	3,000
Total potentially dilutive shares	3,562	4,577

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES

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

As of May 8, 2014, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2014.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2014.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations. Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.   We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $8.9 million as of March 31, 2014, compared to $8.6 million as of December 31, 2013, which are classified in accrued liabilities in our condensed consolidated balance sheets.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $9.1 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2014. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of March 31, 2014.

17.	SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following principal markets: north and west Texas, California, New Jersey, New York, Washington, D.C. and Oklahoma. Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New Jersey, and New York markets in which our ready-mixed concrete segment operates. Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, Aridus® rapid-drying concrete technology, brokered product sales, and a recycled aggregates operation.

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

We account for inter-segment sales at market prices. Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to reportable segments and are excluded

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity. All of our recorded goodwill relates to our ready-mixed concrete reportable segment.

In January 2014, our Board of Directors approved of the sale of our one remaining precast operation in Pennsylvania. Historical segment results have been recast to conform to this change.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three months ended March 31,
	2014	2013
Revenue:
Ready-mixed concrete
Sales to external customers	$133,926	$115,202
Aggregate products
Sales to external customers	4,617	3,201
Intersegment sales	3,628	3,319
Total reportable segment revenue	142,171	121,722
Other products and eliminations	4,086	3,703
Total revenue	$146,257	$125,425

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$13,732	$9,173
Aggregate products	79	(582)
Total reportable segment Adjusted EBITDA	13,811	8,591

Reconciliation of reportable segment Adjusted EBITDA to loss from continuing operations before income taxes:
Total reportable segment Adjusted EBITDA	13,811	8,591
Other products and eliminations income from operations	545	706
Corporate overhead	(6,319)	(7,238)
Depreciation, depletion and amortization for reportable segments	(4,107)	(4,054)
Interest expense, net	(5,010)	(2,772)
Corporate gain on early extinguishment of debt	—	4,310
Corporate derivative loss	(623)	(18,446)
Corporate and other products and eliminations other income, net	99	146
Loss from continuing operations before income taxes	$(1,604)	$(18,757)

Capital Expenditures:
Ready-mixed concrete	$6,219	$960
Aggregate products	3,928	646
Other products and corporate	18	242
Total capital expenditures	$10,165	$1,848

Revenue by Product:
Ready-mixed concrete	$133,926	$115,202
Aggregate products	4,617	3,201
Building materials	3,239	2,901
Lime	2,761	2,398
Hauling	907	901
Other	807	822
Total revenue	$146,257	$125,425

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Property, Plant and Equipment Assets:	As of March 31, 2014	As of December 31, 2013
Ready-mixed concrete	$97,151	$91,776
Aggregate products	39,543	36,819
Other products and corporate	6,711	9,965
Total identifiable assets	$143,405	$138,560

18.	SUBSEQUENT EVENTS

On April 9, 2014, we signed an agreement with Architectural Precast Products, Inc. for the sale of our Pennsylvania precast operations. We anticipate the transaction closing during the second quarter of 2014, subject to the satisfaction of customary closing terms and conditions. We do not expect the completion of the transaction to have a material effect on our results of operations.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

For a discussion of our commitments not discussed below and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").

Our Business

U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete” or the “Company”) are a leading producer of ready-mixed concrete in select geographic markets in the United States. We operate our business through two primary segments: (i) ready-mixed concrete and (ii) aggregate products. The results of operations for our two California precast operations and our Phoenix, Arizona precast operation, all of which were sold during 2012, as well as our Pennsylvania precast operation that is classified as held for sale as of March 31, 2014, have been included in discontinued operations for the periods presented.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 91.6% of our revenue for the three months ended March 31, 2014) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in north Texas, west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 3.2% of our revenue for the three months ended March 31, 2014, excluding $3.6 million of intersegment sales) produces crushed stone, sand and gravel from eight aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 0.7 million tons of aggregates during the three months ended March 31, 2014, with Texas representing 78% and New Jersey representing 22% of the total production. We consumed 51% of our aggregate production internally and sold 49% to third party customers in the first quarter of 2014. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

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

From 2007 through 2011, construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  However, construction and related demand for ready-mixed concrete improved in 2012 and 2013. For the three months ended March 31, 2014, our ready-mix concrete sales volume increased 10.7% to 1.3 million cubic yards from 1.1 million cubic yards during the first quarter of 2013. Sales volume in the 2014 first quarter was up in all of our major markets as compared to the 2013 first quarter, except for the New York/New Jersey market, primarily due to increased construction activity. We experienced a 5.1% increase in consolidated average ready-mixed concrete sales prices for the three months ended March 31, 2014, as compared to the 2013 first quarter, resulting in the 12th consecutive fiscal quarter we have seen increased average selling prices. As a result of the increased ready-mixed concrete sales volume and higher sales prices, our revenue increased period-over-period. Additionally, the higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during the first quarter of 2014 when compared to the prior year period, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Recent Developments

On March 3, 2014, we commenced production at our newest aggregates operation located in Thackerville, Oklahoma. This facility complements our existing sand and gravel operations, allowing us to supply materials to our north Texas and Oklahoma concrete operations.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of (i) financing seasonal working capital requirements; (ii) servicing our indebtedness; (iii) purchasing property and equipment; and (iv) payments related to any strategic acquisitions. Our portfolio strategy may, from time to time, include strategic acquisitions and divestitures in various regions and markets, and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital.

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the 2013 Loan Agreement (as defined below) is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and trucks (described below). While our working capital needs are typically at their lowest level in the first quarter, our borrowing base typically also declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

At March 31, 2014, our availability under the 2013 Loan Agreement increased to $96.6 million from $88.3 million at December 31, 2013, due to increases in eligible accounts receivable balances and higher rolling stock values. We had no borrowings outstanding under the Revolving Facility (as defined below) as of March 31, 2014.

The projection of our cash needs is based upon many factors, including without limitation, our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the Revolving Facility, proceeds from our 2018 Notes offering (as defined below), and cash generated from operations will provide us with sufficient liquidity in the ordinary course. The Revolving Facility and the 2018 Notes are scheduled to mature in October 2018 and December 2018, respectively. If, however, the Revolving Facility, the 2018 Notes proceeds, and our operating cash flows are not adequate to fund our operations, we would need to obtain an amendment to the 2013 Loan Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets.

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

•	inclement weather beyond normal patterns that could affect our sales volumes.
The following key financial measurements reflect our financial position and capital resources as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$96,222	$112,667
Working capital	126,320	135,078
Total debt	214,523	214,144

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

We and certain of our subsidiaries have entered into a Loan and Security Agreement (as subsequently amended; the “2013 Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The 2013 Loan Agreement provides for a $125.0 million asset-based revolving credit facility (the “Revolving Facility”) and has an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $175.0 million. Our actual maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit. Advances under the 2013 Loan Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The 2013 Loan Agreement contains usual and customary negative covenants and customary events of default for transactions of this type and requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement. As of March 31, 2014, we were in compliance with all covenants, and for the trailing twelve month period ended March 31, 2014, our fixed charge coverage ratio was 3.30 to 1.0. As of March 31, 2014, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit, leaving $96.6 million of unused borrowing capacity under the 2013 Loan Agreement. The expiration date of the 2013 Loan Agreement is October 2, 2018.
As of March 31, 2014, we had $200.0 million of our 8.5% senior secured notes due 2018 (the "2018 Notes") outstanding. We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year, commencing on June 1, 2014. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the indenture governing the 2018 Notes (the “Indenture”). The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions and also contains customary events of default. The 2018 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its direct and indirect wholly owned subsidiaries. The guarantees are joint and several, and there are no non-guarantor subsidiaries. The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by certain property and assets of the Company and the guarantors.
In July 2013, we entered into a master leasing agreement with Capital One Equipment Finance Corporation ("Capital One") to provide up to $5.0 million in total lease commitments for mixer trucks. We fully utilized these lease commitments during 2013. Interest on these lease commitments accrues at fixed annual rates ranging from 4.31% to 4.54%, and payments are due monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease. During the second half of 2013, we signed a series of promissory notes with Daimler Truck Financial ("Daimler") for the purchase of mixer trucks totaling $6.2 million aggregate principal with fixed annual interest rates ranging from 3.02% to 3.23%, payable monthly for a term of five years. In December 2013, we entered into a master leasing agreement with GE Capital Commercial Inc. to provide up to $5.0 million in total lease commitments for mixer trucks. As of March 31, 2014, we had utilized $0.8 million of this financing. Interest on the $0.8 million of financing accrues at a fixed annual rate of 4.8% and payments are due monthly for a term of five years. The lease includes a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease. In January 2014, we signed a promissory note with Daimler for the purchase of mixer trucks in the amount of $0.6 million aggregate principal with a fixed annual interest rate of 3.18%, payable monthly for a term of five years.

For additional information regarding our arrangements relating to outstanding indebtedness, the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 2.

Cash Flows

Our net cash provided by or used in operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash used in operating activities was $1.9 million for the three months ended March 31, 2014, compared to net cash used of $5.5 million for the three months ended March 31, 2013, generally reflecting the smaller net loss for the 2014 first quarter.

We used $11.0 million to fund investing activities during the three months ended March 31, 2014 compared to $3.6 million for the three months ended March 31, 2013. This change primarily reflects an $8.3 million increase in capital spending over the prior year period, as we acquired additional mixer trucks, plant and other equipment to service our business. We paid $3.1 million for acquisitions completed during the first quarter of 2014. Proceeds from asset disposals increased $2.2 million during the three months ended March 31, 2014, as compared to the 2013 first quarter, as we disposed of our remaining land and building assets related to our California precast operations, as well as other excess plant and equipment. During the first quarter of 2013, we paid $1.9 million to Oldcastle Precast Inc. ("Oldcastle") related to the re-acquisition of certain assets and settlement of certain liabilities associated with the disposal of our California precast operations in 2012.

Our net cash used in financing activities was $3.5 million for the first three months of 2014 compared to $9.0 million provided by financing activities for the comparable period of 2013. During the 2014 first quarter, we paid the first earn-out payment to the former owners of the Bode Companies for $2.3 million, made payments of $1.0 million related to our capital leases and other financing and incurred $0.5 million of debt issuance costs. During the 2013 first quarter, our net borrowings on our credit facility needed to operate our business totaled $12.1 million, we incurred $1.3 million of debt issuance costs associated with our 2013 Notes, and we paid $1.3 million for the purchase of treasury shares related to our restricted stock grants.

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

Overall, prices for cement and aggregates increased in the first three months of 2014, compared to the same period in 2013, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

Acquisitions and Divestitures

Our portfolio strategy may, from time to time, include strategic acquisitions and divestitures in various regions and markets, and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital.

For a description of our recent acquisitions and divestitures, see the information set forth in Note 3, “Acquisitions and Dispositions,” to our condensed consolidated financial statements included in Part I of this report.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2013 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of goodwill and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for derivative instruments. See Note 1 to our consolidated financial statements included in Item 8 of Part II of the 2013 Form 10-K for a discussion of our critical and significant accounting policies.

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three months ended March 31,		Increase/ (Decrease)
	2014	2013	%
	(unaudited)
Revenue	$146,257	$125,425	16.6%
Cost of goods sold before depreciation, depletion and amortization	124,525	108,592	14.7
Selling, general and administrative expenses	13,643	14,345	(4.9)
Depreciation, depletion and amortization	4,898	4,825	1.5
(Gain) loss on sale of assets	(349)	5	NM
Income (loss) from operations	3,540	(2,342)	251.2
Interest expense, net	5,010	2,772	80.7
Derivative loss	(623)	(18,446)	(96.6)
Gain on extinguishment of debt	—	4,310	(100.0)
Other income, net	489	493	(0.8)
Loss from continuing operations before income taxes	(1,604)	(18,757)	(91.4)
Income tax expense (benefit)	22	(5,197)	NM
Loss from continuing operations	(1,626)	(13,560)	(88.0)
Income (loss) from discontinued operations, net of taxes	473	(804)	158.8
Net loss	$(1,153)	$(14,364)	(92.0%)

Ready-mixed Concrete Data:
Average selling price per cubic yard	$106.53	$101.40	5.1%
Sales volume in cubic yards	1,254	1,133	10.7%
Aggregates Data:
Average selling price per ton	$8.79	$8.33	5.6%
Sales volume in tons	807	695	16.1%

Revenue. Revenue for the three months ended March 31, 2014 grew 16.6%, or $20.8 million, to $146.3 million from $125.4 million in the comparable 2013 quarter, primarily due to higher sales of ready-mixed concrete. Ready-mixed sales contributed 89.9%, or $18.7 million, of our revenue growth, driven by increases in both average selling price and sales volume. Our increase in sales volume was primarily attributable to increased activity in our north Texas and California markets. Aggregates sales in the first quarter of 2014 grew $1.7 million, or 26.5%, to $8.2 million from $6.5 million in the 2013 first quarter, resulting from an increase in both average selling price and sales volume. Other product revenues and eliminations, which includes our building materials, lime slurry, hauling business, and eliminations of our intersegment sales, were relatively flat in the 2014 quarter at $4.1 million versus the $3.7 million in the 2013 quarter.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization ("DD&A") increased $15.9 million, or 14.7%, to $124.5 million in the first quarter of 2014 from $108.6 million in the comparable 2013 quarter. Our costs increased primarily due to volume growth in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Plant fixed costs, which primarily consists of leased equipment costs, property taxes, dispatch costs, and plant management, increased modestly over the prior year period.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses declined $0.7 million, or 4.9%, to $13.6 million for the quarter ended March 31, 2014 from $14.3 million in the corresponding 2013 quarter primarily due to lower non-cash stock compensation expense and lower professional fees. As a percentage of total revenue, SG&A expenses declined to 9.3% in the 2014 quarter from 11.4% in the 2013 quarter.

 Depreciation, depletion and amortization. DD&A expense increased $0.1 million, or 1.5%, to $4.9 million for the three months ended March 31, 2014 from $4.8 million in the corresponding quarter of 2013.

Income (loss) from operations. Income from operations improved to $3.6 million in the first quarter of 2014 compared to a loss from operations of $2.3 million in the corresponding period of 2013, an increase of $5.9 million. Increased ready-mixed revenue driven by both higher volume and pricing resulted in efficiencies that lead to increased income from operations as a percentage of revenue (“operating margins”). Operating margins improved to 2.4% for the March 2014 quarter compared to (1.9%) in the March 2013 quarter.

Interest expense, net.  Net interest expense increased to $5.0 million for the three months ended March 31, 2014 compared to $2.8 million for the comparable 2013 quarter. This increase was primarily the result of interest expense incurred from our 2018 Notes which were issued during the fourth quarter of 2013.

Derivative loss.  For the quarter ended March 31, 2014, we recorded a non-cash loss on derivative of $0.6 million related to fair value changes in our Warrants. This was a decrease of $17.8 million from the 2013 period, when we recorded a non-cash loss on derivatives of $18.4 million.  All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining fair value of our derivative liabilities of $22.3 million at March 31, 2014 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. For the quarter ended March 31, 2014, we recorded a non-cash loss from fair value changes in the Warrants of $0.6 million, primarily due to an increase in the price of our common stock. This compares to the quarter ended March 31, 2013, during which we recorded a non-cash loss from fair value changes in our Convertible Notes embedded derivative of approximately $12.7 million, primarily due to an increase in the price of our common stock and changes in our stock price volatility. Most of the $12.7 million loss for the 2013 period related to the fair value adjustment to the $55.0 million of Convertible Notes that were outstanding immediately prior to the completion of the Exchange Offer that occurred during March 2013. In addition, we recorded a non-cash loss from fair value changes in the Warrants during the first quarter of 2013 of approximately $5.7 million due primarily to the increase in the price of our common stock.

Gain on extinguishment of debt.  On March 22, 2013, we completed our offer to exchange (the "Exchange Offer") up to $69.3 million aggregate principal amount of newly issued 9.5% senior secured notes due 2015 (the "2013 Notes"), for all $55.0 million of outstanding Convertible Notes. At the time of settlement, we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes. As such, during the first quarter of 2013, we recorded a $4.3 million non-cash gain associated with the exchange of the tendered Convertible Notes for the 2013 Notes, including the write-off of the pro rata portions of the following items related to the Convertible Notes: the unamortized discount, the unamortized deferred financing costs, and the derivative liability.

Other income, net.  Other income was $0.5 million for each of the three months ended March 31, 2014 and 2013.

Income taxes.  We recorded income tax expense allocated to continuing operations of $22,000 for the three months ended March 31, 2014, and an income tax benefit of $5.2 million for the three months ended March 31, 2013. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded a tax benefit (expense) of $0.2 million and ($15,000) included in our income from continuing operations for the three months ended March 31, 2014 and March 31, 2013, respectively. We recorded an offsetting ($0.2) million and $15,000 in tax benefit (expense) in income from discontinued operations for the three months ended March 31, 2014 and March 31, 2013, respectively. The intra-period tax allocation between the results from continuing operations and discontinued operations in the comparable three months ended March 31, 2014 and March 31, 2013 was $0.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of March 31, 2014 and December 31, 2013 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $4.5 million and $4.3 million as of March 31, 2014 and December 31, 2013, respectively.

Discontinued operations.  The results of operations for our sold precast units located in California and Arizona, as well as our held for sale precast operations in Pennsylvania, have been included in discontinued operations for the periods presented.

Segment information

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), and gain or loss on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company’s compliance with debt covenants including: non-cash stock compensation expense, corporate officer severance expense, and expenses associated with the relocation of our corporate headquarters.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

See Note 17 to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes.

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three months ended March 31,		Increase/ (Decrease)
	2014	2013	%

Ready-mixed Concrete Segment:
Revenue	$133,926	$115,202	16.3%
Segment revenue as a percentage of total revenue	91.6%	91.8%

Adjusted EBITDA	$13,732	$9,173	49.7%
Adjusted EBITDA as a percentage of segment revenue	10.3%	8.0%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$106.53	$101.40	5.1%
Sales volume in thousands of cubic yards	1,254	1,133	10.7%

Revenue. Our ready-mixed concrete sales provided 91.6% of our total revenue in the first quarter of 2014, compared to 91.8% in the first quarter of 2013. Segment revenue for the 2014 first quarter grew $18.7 million, or 16.3%, over the 2013 period. This increase was primarily driven by a 10.7% increase in sales volume, or 0.1 million cubic yards. Increased volume provided $12.3 million, or approximately 65.6%, of our ready-mixed concrete revenue growth. We also experienced an approximate 5.1% increase in our ready-mix average selling price per cubic yard during the 2014 quarter versus the 2013 quarter. Increased selling price contributed $6.4 million, or 34.4%, of our revenue growth in the first quarter of 2014. Our sales volume was higher in all of our major markets, except for the New York/New Jersey market, due to increased construction activity. Volume in our New York/New Jersey area was down modestly due to more lost weather days during the 2014 quarter as compared to the 2013 quarter. Our average selling price increased in all of our major markets.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose to $13.7 million in the 2014 first quarter from $9.2 million in the 2013 quarter, an increase of $4.5 million, or 49.7%. This increase was driven by a 10.7% rise in sales volume and a 5.1% increase in our average selling price, which grew total revenue by $18.7 million. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume. During the first quarter of 2014, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, increased modestly in the 2014 first quarter compared to the prior year quarter. Segment Adjusted EBITDA as a percentage of segment revenue grew to 10.3% in the 2014 quarter from 8.0% in the 2013 quarter, reflecting primarily the higher revenues and improved efficiencies.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three months ended March 31,		Increase/ (Decrease)
	2014	2013	%

Aggregate Products Segment:
Revenue	$8,245	$6,520	26.5%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.2%	2.6%

Adjusted EBITDA	$79	$(582)	113.6%
Adjusted EBITDA as a percentage of segment revenue	1.0%	(8.9)%

Aggregates Data:
Average selling price per ton	$8.79	$8.33	5.6%
Sales volume in thousands of tons	807	695	16.1%

Revenue.  Sales of our aggregate products, excluding intersegment sales of $3.6 million, provided 3.2% of our total revenue for the first quarter of 2014, compared to 2.6%, excluding intersegment sales of $3.3 million, in the comparable 2013 quarter. Segment revenue rose $1.7 million, or 26.5%, over prior year sales. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 44.0% of our first quarter 2014 aggregates sales were to our ready-mixed segment, versus 50.9% in the 2013 first quarter. Our overall aggregates revenue growth was driven by an increase in our aggregates sales volume of 16.1% in the first quarter of 2014 as compared to the first quarter of 2013, contributing $0.9 million, or 54.1%, of our revenue growth for the quarter. Our average selling price, which increased 5.6% in the 2014 first quarter versus the 2013 first quarter, contributed $0.4 million, or 21.5%, of our aggregates revenue increase. In addition, freight charges to deliver the aggregates to the external customer, which are included in revenue, increased $0.4 million during the first quarter of 2014.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment improved by $0.7 million in the first quarter to $0.1 million in the 2014 period from ($0.6) million in the 2013 quarter, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, and pit costs to prepare the stone and gravel for use, all increased primarily due to increased sales volume during the 2014 quarter. Our quarry fixed costs, which include primarily property taxes, equipment rental, and plant management costs, were flat compared to the prior year. Overall, our segment Adjusted EBITDA as a percentage of segment revenue rose to 1.0% in the 2014 quarter from (8.9%) in the 2013 quarter, primarily due to the increase in revenue and improved efficiencies.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital

Index

resources. From time to time, we enter into noncancelable operating leases that are not reflected on our balance sheet.  At March 31, 2014, we had $11.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $9.1 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first three months of 2014 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes.  However, we are required to account for our Warrants and the conversion feature of our Convertible Notes as derivative instruments.  As of August 3, 2013, the conversion feature of our Convertible Notes terminated. As a result, the Convertible Notes no longer contain an embedded derivative.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in a gain or loss. The key inputs in determining fair value of our derivative liabilities of $22.3 million and $21.7 million at March 31, 2014 and December 31, 2013, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $3.5 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the warrant derivative liability of approximately $3.3 million, and a gain of the same amount. During the three months ended March 31, 2014, we recorded a non-cash loss from fair value changes in our warrants of approximately $0.6 million, due primarily to an increase in the price of our common stock.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the agreement. As we had no outstanding borrowings under this facility as of March 31, 2014, a one percent change in the applicable rate would not change our annual interest expense.

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

Disclosure Controls and Procedures

As of March 31, 2014, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 16, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of the 2013 Form 10-K. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part I of the 2013 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2013 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended March 31, 2014:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2014	1,180	$22.59	—	—
February 1 - February 28, 2014	—	—	—	—
March 1 - March 31, 2014	—	—	—	—
Total	1,180	$22.59	—	—

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

3.2*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)
32.1	—Certification pursuant to 18 U.S.C. Section 1350. (1)
32.2	—Certification pursuant to 18 U.S.C. Section 1350. (1)
95.1	—Mine Safety Disclosures. (1)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.

(1) Furnished herewith.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: May 9, 2014	By:	/s/ William M. Brown
William M. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Index

INDEX TO EXHIBITS

3.1*
—Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

3.2*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a). (1)
32.1	—Certification pursuant to 18 U.S.C. Section 1350. (1)
32.2	—Certification pursuant to 18 U.S.C. Section 1350. (1)
95.1	—Mine Safety Disclosures. (1)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.

(1) Furnished herewith.