Form 10-Q
period 2014-06-30
US CONCRETE INC
filed 2014-08-08
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

There were 13,989,663 shares of common stock, par value $.001 per share, of the registrant outstanding as of August 6, 2014.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,873	$112,667
Trade accounts receivable, net of allowances of $2,470 and $2,813 as of June 30, 2014 and December 31, 2013, respectively	112,109	92,163
Inventories	28,069	27,610
Deferred income taxes	1,210	708
Prepaid expenses	4,304	3,416
Other receivables	3,059	3,205
Assets held for sale	4,991	—
Other current assets	533	2,457
Total current assets	241,148	242,226
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $61,996 and $54,694 as of June 30, 2014 and December 31, 2013, respectively	148,552	138,560
Goodwill	14,496	11,646
Intangible assets, net	12,333	13,073
Other assets	8,486	8,485
Total assets	$425,015	$413,990
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,872	$38,518
Accrued liabilities	45,657	42,950
Current maturities of long-term debt	3,698	3,990
Liabilities held for sale	557	—
Derivative liabilities	24,061	21,690
Total current liabilities	116,845	107,148
Long-term debt, net of current maturities	209,556	210,154
Other long-term obligations and deferred credits	6,086	7,921
Deferred income taxes	5,755	5,040
Total liabilities	338,242	330,263
Commitments and contingencies (Note 16)
Equity:
Preferred stock	—	—
Common stock	15	14
Additional paid-in capital	154,591	152,695
Accumulated deficit	(56,617)	(63,325)
Treasury stock, at cost	(11,216)	(5,657)
Total stockholders’ equity	86,773	83,727
Total liabilities and equity	$425,015	$413,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$180,358	$157,390	$326,615	$282,815
Cost of goods sold before depreciation, depletion and amortization	145,324	128,065	269,849	236,657
Selling, general and administrative expenses	14,388	16,188	28,031	30,533
Depreciation, depletion and amortization	5,484	4,540	10,382	9,365
Loss (gain) on sale of assets	46	(31)	(303)	(26)
Income from operations	15,116	8,628	18,656	6,286
Interest expense, net	5,055	2,588	10,065	5,360
Derivative loss	(1,748)	(1,916)	(2,371)	(20,362)
(Loss) gain on extinguishment of debt	—	(6)	—	4,304
Other income, net	537	484	1,026	977
Income (loss) from continuing operations before income taxes	8,850	4,602	7,246	(14,155)
Income tax expense (benefit)	730	(3,069)	752	(8,266)
Income (loss) from continuing operations	8,120	7,671	6,494	(5,889)
(Loss) income from discontinued operations, net of taxes	(259)	(996)	214	(1,800)
Net income (loss)	$7,861	$6,675	$6,708	$(7,689)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.60	$0.61	$0.48	$(0.47)
(Loss) income from discontinued operations, net of taxes	(0.02)	(0.08)	0.01	(0.15)
Net income (loss) per share – basic	$0.58	$0.53	$0.49	$(0.62)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.59	$0.57	$0.47	$(0.47)
(Loss) income from discontinued operations, net of taxes	(0.02)	(0.07)	0.01	$(0.15)
Net income (loss) per share – diluted	$0.57	$0.50	$0.48	$(0.62)

Weighted average shares outstanding:
Basic	13,557	12,550	13,562	12,455
Diluted	13,872	13,634	13,874	12,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2012	13,358	$13	$136,451	$(43,196)	$(744)	$92,524
Stock-based compensation expense	—	—	3,545	—	—	3,545
Restricted stock vesting	90	—	—	—	—	—
Restricted stock grants	182	1	—	—	—	1
Stock options exercised	10	—	122	—	—	122
Conversion of convertible debt	2	—	37	—	—	37
Other treasury shares purchases	(154)	—	—	—	(2,135)	(2,135)
Net loss	—	—	—	(7,689)	—	(7,689)
BALANCE, June 30, 2013	13,488	$14	$140,155	$(50,885)	$(2,879)	$86,405

BALANCE, December 31, 2013	14,036	$14	$152,695	$(63,325)	$(5,657)	$83,727
Stock-based compensation expense	—	—	1,550	—	—	1,550
Restricted stock vesting	15	—	—	—	—	—
Restricted stock grants	142	1	—	—	—	1
Stock options exercised	23	—	335	—	—	335
Warrants exercised	1	—	11	—	—	11
Share repurchase program	(200)	—	—	—	(4,824)	(4,824)
Other treasury share purchases	(32)	—	—	—	(735)	(735)
Net income	—	—	—	6,708	—	6,708
BALANCE, June 30, 2014	13,985	$15	$154,591	$(56,617)	$(11,216)	$86,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,708	$(7,689)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	10,382	9,440
Debt issuance cost amortization	819	1,389
Gain on extinguishment of debt	—	(4,304)
Amortization of facility exit costs	—	(106)
Amortization of discount on long-term incentive plan and other accrued interest	202	252
Net loss on derivative	2,371	20,362
Net (gain) loss on sale of assets	(943)	204
Deferred income taxes	674	(8,644)
Deferred rent	—	516
Provision for doubtful accounts and customer disputes	179	637
Stock-based compensation	1,550	3,545
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(21,075)	(18,139)
Inventories	(844)	(367)
Prepaid expenses and other current assets	(690)	2,313
Other assets and liabilities	(297)	(1,377)
Accounts payable and accrued liabilities	7,268	11,379
Net cash provided by operating activities	6,304	9,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(19,894)	(8,116)
Payments for acquisitions	(4,363)	—
Proceeds from disposals of property, plant and equipment	2,487	173
Payments for disposal of business units	—	(1,866)
Net cash used in investing activities	(21,770)	(9,809)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	159	68,474
Repayments of revolver borrowings	(159)	(60,774)
Proceeds from exercise of stock options and warrants	346	122
Payments of other long-term obligations	(2,250)	—
Payments for other financing	(2,169)	(921)
Debt issuance costs	(696)	(1,970)
Payments for share repurchases	(4,824)	—
Other treasury share purchases	(735)	(2,135)
Net cash (used in) provided by financing activities	(10,328)	2,796
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25,794)	2,398
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,667	4,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,873	$7,149

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,473	$2,527
Cash paid for income taxes	$285	$290

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Conversion of convertible debt to equity	$—	$25
Capital expenditures funded by capital leases and promissory notes	$552	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of our results expected for the year ending December 31, 2014, or for any future period.

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

In June 2014, the Financial Accounting Standards Board (the "FASB") issued an amendment related to recognition of stock compensation expense for awards with certain performance targets. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and the related expense should be recognized in accordance with current accounting guidance for performance-based stock awards. The amendment provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this guidance on the first day of fiscal year 2016 to have a material impact on our consolidated financial statements and results of operations.

In May 2014, the FASB issued an amendment related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed under U.S. GAAP. The underlying principle of the new amendment is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it ultimately expects to receive in exchange for the goods or services. The amendment also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The amendment provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements and results of operations.

In April 2014, the FASB issued an amendment on reporting discontinued operations and disclosures of disposals of components of an entity. Specifically, the amendment revises the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. Additionally, entities will be required to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position and to separately present certain information related to the operating and investing cash flows of the discontinued operation, for all comparative periods, in the statement of cash flows. The amendment is effective for annual and interim periods beginning after December 15, 2014 and is to be adopted on a prospective basis for all disposals (except disposals classified as held for sale prior to the adoption date) or components initially classified as held for sale in periods beginning on or after the adoption date, with early adoption permitted. We do not expect the adoption of this guidance on the first day of fiscal year 2015 to have a material impact on our consolidated financial statements and results of operations.

In July 2013, the FASB issued an amendment on the financial statement presentation for an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment specifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with certain exceptions. The guidance is effective for annual and interim reporting periods beginning after December 15, 2013. We adopted this guidance effective January 1, 2014, and there was no material impact on our consolidated financial statements or results of operations.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2013 Form 10-K.

3.	ACQUISITIONS AND DISPOSITIONS

Purchase of West Texas Assets

On February 10, 2014, we acquired one ready-mixed concrete plant and related assets in our west Texas market from Young Ready Mix, Inc. and Rodney and Tina Young for $0.4 million in cash and two promissory notes totaling $0.8 million with a fixed annual interest rate of 0% and an effective interest rate of 3.75% per annum. The notes are payable monthly for a term of three years ending February 2017. We acquired plant and equipment valued at $1.0 million and recognized goodwill of $0.1 million.

On March 18, 2014, we acquired one ready-mixed concrete plant and related assets in our west Texas market from T&S Ventures, LLC for $2.7 million in cash. We acquired plant, equipment, and inventory valued at $0.8 million and recognized goodwill of $1.9 million.

The purchase of these assets allows us to expand our business in our existing west Texas market. We have prepared and recorded the purchase price allocations for these acquisitions on a preliminary basis, and any changes to the purchase price allocations will be made as soon as practical, but no later than one year from the respective acquisition dates. The goodwill ascribed to both west Texas acquisitions is related to the synergies we expect to achieve with expansion in the west Texas market in which we already operate. The goodwill will be deductible for tax purposes and relates to our ready-mixed concrete reportable segment. See Note 13 for additional information regarding income taxes.

The pro forma impact of these acquisitions have not been included as they are immaterial to our financial statements individually and in the aggregate.

Sale of Pennsylvania Precast Operations

On January 30, 2014, our Board of Directors (the "Board") approved the sale of our one remaining precast concrete operation in Pennsylvania, as this business no longer fits our goal of becoming the preeminent supplier of ready-mixed concrete in the United States. As such, the related assets and liabilities have been classified as held for sale effective with the first quarter of 2014. In April 2014, following a broker-led auction process, we signed a definitive agreement with Architectural Precast Products, Inc. for the sale of our Pennsylvania precast operation. The parties agreed to terminate the agreement prior to June 30, 2014. The broker is responding to inquiries from other interested buyers and the operation remains available for sale with a transaction closing expected during 2014. The results of operations for this unit have been included in discontinued operations for the periods presented. Listed below are the major classes of assets and liabilities expected to be sold as part of any transaction that are included in held for sale captions on the accompanying condensed consolidated balance sheet as of June 30, 2014 (in thousands):

June 30, 2014
Assets held for sale:
Trade accounts receivable, net	$950
Inventories	435
Other current assets	1,882
Property, plant and equipment, net	1,724
Total assets held for sale	$4,991

Liabilities held for sale:
Accounts payable	$488
Accrued liabilities	69
Total liabilities held for sale	$557

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchase of Bodin Concrete Assets

On July 26, 2013, we acquired three ready-mixed concrete plants and related assets in our north Texas market from Bodin Concrete, LP for $4.4 million in cash. We acquired plant and equipment valued at $3.3 million and recognized goodwill of $1.1 million. The goodwill ascribed to the purchase is related to the synergies we expected to and have achieved with expansion into the eastern corridor of the north Texas market in which we already operate. The goodwill is deductible for tax purposes and relates to our ready-mixed concrete reportable segment. See Note 13 for additional information regarding income taxes.

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

During the first quarter of 2013, pursuant to the terms of the asset purchase agreement, we made payments totaling $1.9 million to Oldcastle related to the reacquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities. At June 30, 2014, $0.1 million of the re-acquired receivables are recorded in other receivables on the accompanying condensed consolidated balance sheet.

On March 28, 2014, we completed the sale of our remaining owned assets related to our California precast operations. We sold land and building for net proceeds of $1.5 million in cash and recorded a gain on the transaction of $0.6 million. The gain is included in discontinued operations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2014.

4.	DISCONTINUED OPERATIONS

As disclosed in Note 3 above, we completed the sale of our California and Arizona precast operations in August 2012 and December 2012, respectively. In January 2014, our Board approved the sale of our one remaining precast concrete operation in Pennsylvania. Accordingly, we have classified this operation's assets and liabilities as held for sale in the accompanying condensed consolidated balance sheet effective with the first quarter of 2014. We have presented the results of operations for these units for all periods as discontinued operations in the accompanying condensed consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The results of these discontinued operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$1,532	$5,130	$4,883	$7,446
Depreciation, depletion and amortization (“DD&A”)	—	38	—	75
Operating expenses excluding DD&A	1,845	6,158	5,102	9,030
Loss from discontinued operations	(313)	(1,066)	(219)	(1,659)
Gain (loss) on settlement of assets	20	(4)	640	(230)
(Loss) income from discontinued operations, before income taxes	(293)	(1,070)	421	(1,889)
Income tax (benefit) expense	(34)	(74)	207	(89)
(Loss) income from discontinued operations, net of taxes	$(259)	$(996)	$214	$(1,800)

5.	INVENTORIES

Inventory consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$25,108	$25,019
Building materials for resale	1,757	1,383
Other	1,204	1,208
Total inventory	$28,069	$27,610

6.     INTANGIBLE ASSETS, NET

Our purchased intangible assets are as follows (in thousands):

	June 30, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(2,250)	$11,250	8.33
Trade name	1,300	(217)	1,083	8.33
Total purchased intangible assets	$14,800	$(2,467)	$12,333	8.33

	December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(1,575)	$11,925	8.83
Trade name	1,300	(152)	1,148	8.83
Total purchased intangible assets	$14,800	$(1,727)	$13,073	8.83

We recorded $0.4 million and $0.7 million of amortization expense on our purchased intangible assets for the three and six months ended June 30, 2014, respectively, which is included in our condensed consolidated statements of operations. We recorded $0.4 million and $1.2 million of amortization expense on our purchased intangible assets for the three and six months ended June 30, 2013, respectively, which is included in our condensed consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014, the estimated remaining amortization of our finite-lived intangible assets is as follows (in thousands):

Total for Year
2014	740
2015	1,480
2016	1,480
2017	1,480
2018	1,480
Thereafter	5,673
Total	$12,333

7.	ACCRUED LIABILITIES

A summary of our accrued liabilities is as follows (in thousands):

	June 30, 2014	December 31, 2013
Accrued materials	$12,865	$10,077
Accrued insurance reserves	10,407	9,713
Accrued compensation and benefits	9,049	8,179
Accrued property, sales and other taxes	4,974	5,485
Bode Earn-out, current portion	2,250	2,250
Deferred rent	2,085	2,157
Accrued interest	1,470	1,896
Other	2,557	3,193
Total accrued liabilities	$45,657	$42,950

8.     DEBT

A summary of our debt and capital leases is as follows (in thousands):

	June 30, 2014	December 31, 2013
Senior secured notes due 2018	$200,000	$200,000
Senior secured credit facility due 2018	—	—
Convertible notes due 2015	117	117
Capital leases	5,197	5,746
Other financing	7,940	8,281
Total Debt	213,254	214,144
Less: current maturities	3,698	3,990
Long-term debt, net of current maturities	$209,556	$210,154

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

The 2018 Notes are governed by an indenture (the “Indenture”) dated as of November 22, 2013, by and among us and U.S. Bank National Association, as trustee and noteholder collateral agent (the “Notes Collateral Agent”). We are obligated to pay

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest on the 2018 Notes on June 1 and December 1 of each year, which commenced on June 1, 2014. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions, as described below, and also contains customary events of default.

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
As defined in the Indenture, we are entitled to incur indebtedness if, on the date of such incurrence and given effect thereto on a pro forma basis, the consolidated coverage ratio exceeds 2.0 to 1.0.

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

The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by first-priority liens on certain of the property and assets directly owned by us, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens and certain exceptions, and by a second-priority lien on the assets securing the Revolving Facility on a first-priority basis, including inventory (including as-extracted collateral), accounts, certain specified mixer trucks, chattel paper, general intangibles (other than collateral securing the 2018 Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions. The 2018 Notes and the guarantees thereof are effectively subordinated to all indebtedness and other obligations, including trade payables, of each of our future subsidiaries that are not guarantors.

Senior Secured Credit Facility due 2018

On October 29, 2013, we entered into a First Amended and Restated Loan and Security Agreement (the "2013 Loan Agreement") with certain financial institutions named therein, as lenders (the "Lenders"), and Bank of America, N.A., as agent and sole lead arranger (the "Administrative Agent"), which amended and restated our existing credit agreement and provides us with an asset-based revolving credit facility (the "Revolving Facility"). On May 15, 2014, we amended the 2013 Loan Agreement to permit us to redeem our stock in an amount up to $50.0 million, provided that no default or event of default under the terms of the 2013 Loan Agreement exists and is continuing or would result from the stock redemption. We must pay for any stock redemptions with cash on hand, and we must not have any Revolver Loans (as defined in the 2013 Loan Agreement) outstanding at the time of any stock redemption.

Under the terms of the 2013 Loan Agreement and in conjunction with the issuance of our 2018 Notes, the maximum credit availability under our Revolving Facility increased to $125.0 million, and the expiration date of the 2013 Loan Agreement was extended to October 2, 2018. The Revolving Facility retains an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $175.0 million. As of June 30, 2014, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit under the 2013 Loan Agreement.

Our actual maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement and discussed further below.  Our availability under the 2013 Loan Agreement at June 30, 2014 increased to $110.4 million from $88.3 million at December 31, 2013. The 2013 Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by the Lenders of up to $12.5 million in excess of borrowing base levels.  The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

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

The 2013 Loan Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

transfer any of our assets; create or incur indebtedness; create liens; pay dividends; repurchase stock; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2013 Loan Agreement.  The 2013 Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement.  For the trailing 12-month period ended June 30, 2014, our fixed charge coverage ratio was 1.74 to 1.0. As of June 30, 2014, the Company was in compliance with all covenants under the 2013 Loan Agreement.

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

In accordance with the terms of the indenture governing the Convertible Notes, we provided a Conversion Event Notice, as defined in the indenture, to the remaining holders of Convertible Notes on June 18, 2013. Holders had until the close of business on August 2, 2013, the Conversion Termination Date (as defined in the indenture), to tender their Convertible Notes for shares of common stock. Prior to August 3, 2013, remaining note holders tendered $6.4 million of Convertible Notes in exchange for 0.6 million shares of common stock. As of August 3, 2013, the remaining Convertible Notes no longer include a conversion feature and ceased to accrue interest. After giving effect to the tendered Convertible Notes, $0.1 million aggregate principal amount of Convertible Notes remain outstanding as of June 30, 2014.

We recorded to our consolidated statements of operations, interest expense related to the coupon rate and amortization of the discount on our Convertible Notes of zero and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and zero and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

Capital Leases and Other Financing

In connection with an acquisition we completed in October 2010, we issued a promissory note for $2.6 million of the purchase price, payable monthly for a term of five years, with a fixed annual interest rate of 5.0%.

In connection with an acquisition we completed in September 2012, we issued a promissory note in the amount of $1.9 million with a fixed annual interest rate of 4.5%. This note is payable monthly for a term of two years ending December 2014.

On July 23, 2013, we entered into a master leasing agreement with Capital One Equipment Finance Corporation ("Capital One") to provide up to $5.0 million in total lease commitments for mixer trucks. Prior to December 31, 2013, we had utilized all $5.0 million of available lease commitments from Capital One with fixed annual interest rates ranging from 4.31% to 4.54%. Payments are due monthly for a term of five years. The lease agreement includes a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 19, 2013, we entered into a master leasing agreement with GE Capital Commercial, Inc. ("GE Capital") to provide up to $5.0 million in total lease commitments for mixer trucks. As of June 30, 2014, we have utilized $0.8 million of lease commitments with a fixed interest rate of 4.80% per annum, payable monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

The current portion of capital leases included in current maturities of long term debt is $1.1 million as of June 30, 2014 and December 31, 2013.

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

The weighted average interest rate of our capital leases and other financing was 3.79% and 3.83% as of June 30, 2014 and December 31, 2013, respectively. We made cash principal payments associated with our capital leases and other financing totaling $1.2 million and $0.5 million during the three months ended June 30, 2014 and 2013, respectively, and $2.2 million and $0.9 million during the six months ended June 30, 2014 and 2013, respectively.

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

In connection with the issuance of the 2018 Notes and the 2013 Loan Agreement, we have incurred $9.0 million of deferred financing costs. Deferred financing costs are classified as other assets on our condensed consolidated balance sheets. We amortize these deferred financing costs over the terms of the related agreements using the straight-line method, which approximates the effective interest method.

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

Our derivative instruments are summarized as follows (in thousands):

		Fair Value
Derivative instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	June 30, 2014	December 31, 2013
Warrants	Derivative liabilities	$24,061	$21,690

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively, excluding income tax effects (in thousands):

		Three months ended
Derivative instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	June 30, 2014	June 30, 2013
Warrants	Derivative loss	$(1,748)	$(1,518)
Convertible Notes embedded derivative	Derivative loss	—	(398)
		$(1,748)	$(1,916)

		Six months ended
Derivative instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	June 30, 2014	June 30, 2013
Warrants	Derivative loss	$(2,371)	$(7,231)
Convertible Notes embedded derivative	Derivative loss	—	(13,131)
		$(2,371)	$(20,362)

Warrant volume positions are presented in the number of shares underlying the instruments.  The table below presents our volume positions (in thousands) as of June 30, 2014 and December 31, 2013:

	Number of Shares
Derivative instruments not designated as hedging instruments under ASC 815	June 30, 2014	December 31, 2013
Warrants	2,999	3,000

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$24,061	$—	$—	$24,061
Other obligations – Bode Earn-out(2)	5,344	—	—	5,344
	$29,405	$—	$—	$29,405

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$21,690	$—	$—	$21,690
Other obligations – Bode Earn-out(2)	7,000	—	—	7,000
	$28,690	$—	$—	$28,690

(1)	Represents the fair value of the Warrants (see Note 10).

(2)
Represents the fair value of the Bode Earn-out (see Note 3). The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments are capped at a fair value of $7.0 million.

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, we modeled inputs based upon similar observable inputs. The key inputs in determining our derivative liabilities include our stock price, stock price volatility, risk free interest rates, and interest rates for conventional debt of similarly situated companies.

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2013 to June 30, 2014 is provided below (in thousands):

	Warrants	Bode Earn-out
Balance at December 31, 2013	$21,690	7,000
Total losses included in earnings	2,375	—
Payment on Bode Earn-out	—	(1,656)
Write-off of derivative on exercised Warrants(1)	(4)	—
Balance at June 30, 2014	24,061	5,344

(1)
Represents the pro rata portion of the derivative liability associated with exercised Warrants measured at the date of share issuance, which is included in the loss on derivative in our condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker/dealer quoted market prices, was $217.0 million as of June 30, 2014. The carrying value of outstanding amounts under our 2013 Loan Agreement approximates fair value due to the floating interest rate. The fair value of our remaining Convertible Notes was approximately $0.1 million, and included no embedded derivative at June 30, 2014 or December 31, 2013.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of June 30, 2014 and December 31, 2013 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $4.5 million as of June 30, 2014 and $4.3 million as of December 31, 2013. We made income tax payments of approximately $0.3 million during each of the three and six months ended June 30, 2014. We made income tax payments of approximately $0.3 million during each of the three and six months ended June 30, 2013.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded tax expense of $0.7 million and $0.8 million in income from continuing operations for the three and six months ended June 30, 2014, respectively, and a tax benefit of $3.1 million and $8.3 million in income from continuing operations for the three and six months ended June 30, 2013, respectively. We recorded a tax benefit of less than $0.1 million and tax expense of $0.2 million in discontinued operations for the three and six months ended June 30, 2014, respectively. We recorded a tax benefit of $0.1 million in discontinued operations for each of the three and six months ended June 30, 2013. The income tax amounts for continuing operations referred to above reflect the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three and six months ended June 30, 2014 and 2013 was $0.

We underwent a change in ownership for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the consummation of our plan of reorganization on August 31, 2010.  As a result, the amount of our pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the plan of reorganization.  The ownership change and the resulting annual limitation on the use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitation on our ability to utilize existing NOLs and other tax attributes.

14.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	June 30, 2014	December 31, 2013
Shares authorized	100,000	100,000
Shares outstanding at end of period	13,985	14,036
Shares held in treasury	646	414

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by the Board. The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of June 30, 2014 or December 31, 2013.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the repurchase program.

Related Party Share Repurchase

During the second quarter of 2014, as part of the Share Repurchase Program, we paid $4.8 million in cash to Whippoorwill Associates, Inc. ("Whippoorwill") pursuant to a privately negotiated agreement to repurchase 200,000 shares of our common stock. We repurchased the shares for $24.12 per share, which was the closing price of our common stock on the NASDAQ stock market on the trading day prior to the repurchase. As of May 19, 2014, and prior to the transaction, Whippoorwill owned approximately 3.0 million shares, or approximately 21%, of our outstanding common stock and, as such, is a related party.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 31,000 shares at a total value of $0.7 million during the three months ended June 30, 2014 and approximately 32,000 shares at a total value of $0.7 million during the six months ended June 30, 2014. We withheld approximately 58,000 shares at a total value of $0.9 million during the three months ended June 30, 2013, and approximately 154,000 shares at a total value of $2.1 million during the six months ended June 30, 2013. We accounted for the withholding of these shares as treasury stock.

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

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2014 and 2013, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Income (loss) from continuing operations	$8,120	$7,671	$6,494	$(5,889)
(Loss) income from discontinued operations, net of taxes	(259)	(996)	214	(1,800)
Net income (loss)	7,861	6,675	6,708	(7,689)
Add interest expense on Convertible Notes, net of tax effect	—	154	—	—
Numerator for diluted earnings per share	$7,861	$6,829	$6,708	$(7,689)

Denominator:
Basic weighted average common shares outstanding	13,557	12,550	13,562	12,455
Restricted stock and restricted stock units	207	459	231	—
Warrants	97	—	69	—
Convertible Notes	—	618	—	—
Stock options	11	7	12	—
Denominator for diluted earnings per share	13,872	13,634	13,874	12,455

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2014 and 2013, our potentially dilutive shares include the shares underlying our restricted stock, restricted stock units, stock options, and Warrants.  For the six months ended June 30, 2013, our potentially dilutive shares also included the shares underlying our Convertible Notes. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Potentially dilutive shares:
Convertible Notes	—	—	—	618
Unvested restricted stock and restricted stock units	60	—	60	961
Stock options	10	35	12	93
Warrants	1,500	3,000	1,500	3,000
Total potentially dilutive shares	1,570	3,035	1,572	4,672

16.	COMMITMENTS AND CONTINGENCIES

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

As of August 7, 2014, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2014.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2014.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $9.4 million as of June 30, 2014, compared to $8.6 million as of December 31, 2013, which are classified in accrued liabilities in our condensed consolidated balance sheets.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $10.3 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2014. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of June 30, 2014.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2014, our Board approved of the sale of our one remaining precast operation in Pennsylvania. Historical segment results have been recast to conform to this change.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Ready-mixed concrete
Sales to external customers	$164,175	$143,299	$298,101	$258,501
Aggregate products
Sales to external customers	7,327	5,497	11,944	8,698
Intersegment sales	5,797	4,639	9,425	7,958
Total aggregate products	13,124	10,136	21,369	16,656
Total reportable segment revenue	177,299	153,435	319,470	275,157
Other products and eliminations	3,059	3,955	7,145	7,658
Total revenue	$180,358	$157,390	$326,615	$282,815

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$23,269	$18,033	$37,001	$27,206
Aggregate products	3,266	2,127	3,345	1,545
Total reportable segment Adjusted EBITDA	$26,535	$20,160	$40,346	$28,751

Reconciliation of reportable segment Adjusted EBITDA to income (loss) from continuing operations before income taxes:
Total reportable segment Adjusted EBITDA	$26,535	$20,160	$40,346	$28,751
Other products and eliminations income from operations	783	1,017	1,328	1,723
Corporate overhead	(7,123)	(8,560)	(13,442)	(15,798)
Depreciation, depletion and amortization for reportable segments	(4,668)	(3,739)	(8,775)	(7,793)
Interest expense, net	(5,055)	(2,588)	(10,065)	(5,360)
Corporate (loss) gain on early extinguishment of debt	—	(6)	—	4,304
Corporate derivative loss	(1,748)	(1,916)	(2,371)	(20,362)
Corporate and other products and eliminations other income, net	126	234	225	380
Income (loss) from continuing operations before income taxes	$8,850	$4,602	$7,246	$(14,155)

Capital Expenditures:
Ready-mixed concrete	$6,738	$3,859	$12,957	$4,819
Aggregate products	2,162	1,504	6,090	2,150
Other products and corporate	829	905	847	1,147
Total capital expenditures	$9,729	$6,268	$19,894	$8,116

Revenue by Product:
Ready-mixed concrete	$164,175	$143,299	$298,101	$258,501
Aggregate products	7,327	5,497	11,944	8,698
Building materials	4,454	3,714	7,693	6,615
Lime	2,348	1,773	5,109	4,171
Hauling	1,023	1,676	1,930	2,577
Other	1,031	1,431	1,838	2,253
Total revenue	$180,358	$157,390	$326,615	$282,815

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Property, Plant and Equipment Assets:	As of June 30, 2014	As of December 31, 2013
Ready-mixed concrete	$101,142	$91,776
Aggregate products	40,694	36,819
Other products and corporate	6,716	9,965
Total identifiable assets	$148,552	$138,560

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

Our Business

U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete” or the “Company”) are a leading producer of ready-mixed concrete in select geographic markets in the United States. We operate our business through two primary segments: (i) ready-mixed concrete and (ii) aggregate products. The results of operations for our two California precast operations and our Phoenix, Arizona precast operation, all of which were sold during 2012, as well as our Pennsylvania precast operation that is classified as held for sale at June 30, 2014, have been included in discontinued operations for the periods presented.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 91.3% of our revenue for the six months ended June 30, 2014) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in north Texas, west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 3.7% of our revenue for the six months ended June 30, 2014, excluding $9.4 million of intersegment sales) produces crushed stone, sand and gravel from eight aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 1.9 million tons of aggregates during the six months ended June 30, 2014, with Texas representing 62% and New Jersey representing 38% of the total production. We consumed 51% of our aggregate production internally and sold 49% to third party customers in the first half of 2014. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

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

From 2007 through 2011, construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  However, construction and related demand for ready-mixed concrete has improved since 2011. For the six months ended June 30, 2014, our ready-mix concrete sales volume increased 8.6% to 2.7 million cubic yards from 2.5 million cubic yards during the first half of 2013. Sales volume in the 2014 first half was up in all of our major markets as compared to the 2013 first half, primarily due to increased construction activity. We experienced a 6.3% increase in consolidated average ready-mixed concrete sales prices for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, resulting in the 13th consecutive fiscal quarter we have seen increased average selling prices. As a result of the increased ready-mixed concrete sales volume and higher sales prices, our revenue increased period-over-period. Additionally, the higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during the first half of 2014 when compared to the prior year period, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

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

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the 2013 Loan Agreement (as defined below) is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and mixer trucks. While our working capital needs are typically at their lowest level in the first quarter, our borrowing base typically also declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

At June 30, 2014, our availability under the 2013 Loan Agreement increased to $110.4 million from $88.3 million at December 31, 2013, due to increases in eligible accounts receivable balances and higher rolling stock values. We had no borrowings outstanding under the Revolving Facility (as defined below) as of June 30, 2014.

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
The following key financial measurements reflect our financial position and capital resources as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$86,873	$112,667
Working capital	124,303	135,078
Total debt	213,254	214,144

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

We and certain of our subsidiaries have entered into a Loan and Security Agreement (as subsequently amended, the “2013 Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The 2013 Loan Agreement provides for a $125.0 million asset-based revolving credit facility (the “Revolving Facility”) and has an uncommitted accordion feature that may allow for an increase in the total commitments under the facility to as much as $175.0 million. Our actual maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the the value of our eligible accounts receivable, inventory and mixer trucks, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit. Advances under the 2013 Loan Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The 2013 Loan Agreement contains usual and customary negative covenants and customary events of default for transactions of this type and requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement. As of June 30, 2014, we were in compliance with all covenants, and for the trailing twelve month period ended June 30, 2014, our fixed charge coverage ratio was 1.74 to 1.0. As of June 30, 2014, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit, leaving $110.4 million of unused borrowing capacity under the 2013 Loan Agreement. The expiration date of the 2013 Loan Agreement is October 2, 2018.
On May 15, 2014, we amended the 2013 Loan Agreement to permit us to redeem our stock in an amount up to $50.0 million, provided that no default or event of default under the terms of the 2013 Loan Agreement exists and is continuing or would result from the stock redemption. We must pay for any stock redemptions with cash on hand, and we must not have any outstanding Revolver Loans (as defined in the 2013 Loan Agreement) at the time of any stock redemption.

As of June 30, 2014, we had $200.0 million of our 8.5% senior secured notes due 2018 (the "2018 Notes") outstanding. We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year, which commenced on June 1, 2014. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the indenture governing the 2018 Notes (the “Indenture”). The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions and also contains customary events of default. The 2018 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its direct and indirect wholly owned subsidiaries. The guarantees are joint and several, and there are no non-guarantor subsidiaries. The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by certain property and assets of the Company and the guarantors.
In July 2013, we entered into a master leasing agreement with Capital One Equipment Finance Corporation ("Capital One") to provide up to $5.0 million in total lease commitments for mixer trucks. We fully utilized these lease commitments during 2013. Interest on these lease commitments accrues at fixed annual interest rates ranging from 4.31% to 4.54%, and payments are due monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease. During the second half of 2013, we signed a series of promissory notes with Daimler Truck Financial ("Daimler") for the purchase of mixer trucks totaling $6.2 million aggregate principal with fixed annual interest rates ranging from 3.02% to 3.23%, payable monthly for a term of five years. In December 2013, we entered into a master leasing agreement with GE Capital Commercial Inc. to provide up to $5.0 million in total lease commitments for mixer trucks. As of June 30, 2014, we had utilized $0.8 million of this financing. Interest on the $0.8 million of financing accrues at a fixed annual interest rate of 4.8% and payments are due monthly for a term of five years. The lease includes a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease. In January 2014, we signed a promissory note with Daimler for the purchase of mixer trucks in the amount of $0.6 million aggregate principal with a fixed annual interest rate of 3.18%, payable monthly for a term of five years.

For additional information regarding our arrangements relating to outstanding indebtedness, the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 2.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $6.3 million for the six months ended June 30, 2014, compared to $9.4 million for the six months ended June 30, 2013. This generally reflects our increase in net income for the first six months of 2014, lower non-cash adjustments to net income, and increased use of cash to fund working capital during the period as compared to the first six months of 2013.

We used $21.8 million to fund investing activities during the six months ended June 30, 2014 compared to $9.8 million for the six months ended June 30, 2013. This change primarily reflects an $11.8 million increase in capital spending over the prior year period, as we acquired additional mixer trucks, plant and other equipment to service our business. We paid $4.4 million for acquisitions completed during the first half of 2014. Proceeds from asset disposals increased by $2.3 million during the six months ended June 30, 2014, as compared to the 2013 first six months, as we disposed of our remaining land and building assets related to our California precast operations, as well as other excess plant and equipment. During the first half of 2013, we paid $1.9 million to Oldcastle Precast Inc. related to the re-acquisition of certain assets and settlement of certain liabilities associated with the disposal of our California precast operations in 2012.

Our net cash used in financing activities was $10.3 million for the first six months of 2014 compared to $2.8 million provided by financing activities for the comparable period of 2013. During the 2014 first six months, we paid $4.8 million to repurchase 0.2 million shares of our common stock under our stock repurchase program, made the first earn-out payment to the former owners of the Bode Companies for $2.3 million, made payments of $2.2 million related to our capital leases and other financing, and incurred $0.7 million of debt issuance costs. During the 2013 first six months, our net borrowings on our credit facility needed to operate our business totaled $7.7 million, we incurred $2.0 million of debt issuance costs associated with our 9.5% senior secured notes due 2015 that were issued in 2013 (the "2013 Notes"), and we paid $2.1 million for the purchase of treasury shares related to our restricted stock grants.

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

Overall, prices for cement and aggregates increased in the first six months of 2014, compared to the same period in 2013, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

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

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three months ended June 30,		Increase/ (Decrease)	Six months ended June 30,		Increase/ (Decrease)
	2014	2013	%	2014	2013	%
	(unaudited)			(unaudited)
Revenue	$180,358	$157,390	14.6%	$326,615	$282,815	15.5%
Cost of goods sold before depreciation, depletion and amortization	145,324	128,065	13.5	269,849	236,657	14.0
Selling, general and administrative expenses	14,388	16,188	(11.1)	28,031	30,533	(8.2)
Depreciation, depletion and amortization	5,484	4,540	20.8	10,382	9,365	10.9
Loss (gain) on sale of assets	46	(31)	(248.4)	(303)	(26)	NM
Income from operations	15,116	8,628	75.2	18,656	6,286	196.8
Interest expense, net	5,055	2,588	95.3	10,065	5,360	87.8
Derivative loss	(1,748)	(1,916)	(8.8)	(2,371)	(20,362)	(88.4)
(Loss) gain on extinguishment of debt	—	(6)	100.0	—	4,304	(100.0)
Other income, net	537	484	11.0	1,026	977	5.0
Income (loss) from continuing operations before income taxes	8,850	4,602	92.3	7,246	(14,155)	151.2
Income tax expense (benefit)	730	(3,069)	NM	752	(8,266)	NM
Income (loss) from continuing operations	8,120	7,671	5.9	6,494	(5,889)	210.3
(Loss) income from discontinued operations, net of taxes	(259)	(996)	74.0	214	(1,800)	111.9
Net income (loss)	$7,861	$6,675	17.8%	$6,708	$(7,689)	187.2%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$110.27	$102.71	7.4%	$108.56	$102.12	6.3%
Sales volume in cubic yards	1,486	1,390	6.9%	2,740	2,523	8.6%

Aggregates Data:
Average selling price per ton	$9.63	$8.97	7.3%	$9.29	$8.70	6.8%
Sales volume in tons	1,151	952	20.9%	1,958	1,647	18.9%

Revenue. Revenue for the three months ended June 30, 2014 grew 14.6%, or $23.0 million, to $180.4 million from $157.4 million in the comparable 2013 quarter, primarily due to higher sales of ready-mixed concrete. Ready-mixed sales contributed 90.9%, or $20.9 million, of our revenue growth, driven by increases in both average selling price and sales volume. Our higher ready-mixed concrete sales volume was primarily attributable to increased construction activity in our north and west Texas markets. Aggregates sales in the second quarter of 2014 grew $3.0 million, or 29.5%, to $13.1 million from $10.1 million in the 2013 second quarter, resulting from an increase in both average selling price and sales volume. Other product revenues and eliminations, which includes our building materials, lime slurry, hauling business, and eliminations of our intersegment sales, declined $0.9 million in the 2014 quarter to $3.1 million from $4.0 million in the 2013 second quarter.

Revenue for the six months ended June 30, 2014 rose to $326.6 million from $282.8 million in the 2013 first six months, an increase of $43.8 million, or 15.5%, primarily due to higher ready-mixed concrete sales. Ready-mixed concrete sales contributed 90.4%, or $39.6 million, of our revenue growth, resulting from increases in both average selling price and sales volume. Increased construction activity in our north and west Texas markets primarily drove the increase in our ready-mixed sales volume. For the first six months of 2014, aggregates sales grew to $21.4 million from $16.7 million in the 2013 first six months, an increase of

$4.7 million, or 28.3%, as a result of higher average selling price and increased sales volume. Other product revenues and eliminations, as described above, were $7.1 million in the 2014 first six months versus $7.7 million in the 2013 first six months, a decline of $0.6 million.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization ("DD&A") increased by $17.3 million, or 13.5%, to $145.3 million in the second quarter of 2014 from $128.1 million in the comparable 2013 quarter. Our costs increased primarily due to volume growth in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our material costs in the 2014 second quarter also increased over the comparable prior year quarter due to higher prices for cement and aggregates, however, we have generally been able to pass these increases on to our customers. Our fixed costs, which primarily consists of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year.

For the first six months of 2014, cost of goods sold before DD&A increased to $269.8 million from $236.7 million in the 2013 first half, an increase of $33.2 million, or 14.0%. Our costs increased primarily as a result of volume growth in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs. Our material costs also increased as a result of higher cement and aggregate prices, as described above. Our fixed costs increased over the prior year first half primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses declined $1.8 million, or 11.1%, to $14.4 million for the quarter ended June 30, 2014 from $16.2 million in the corresponding 2013 quarter primarily due to lower non-cash stock compensation expense. Non-cash stock compensation expense in the 2013 second quarter included the impact resulting from achievement of the performance goal associated with delivery of a Conversion Event Notice (as defined in the indenture governing the Convertible Notes), which occurred on June 18, 2013, which triggered the conversion of certain previously vested incentive restricted stock units to common shares, and for which no compensation expense had previously been recognized for these grants, as achievement of the performance goal was not considered probable. Additional non-cash compensation expense was recorded in the 2013 first half associated with certain restricted stock units that were contingent upon shareholder approval of the plan under which they were granted. Such approval was obtained in May 2013. As a percentage of total revenue, SG&A expenses declined to 8.0% in the 2014 second quarter from 10.3% in the 2013 second quarter.

For the 2014 first six months, SG&A expenses decreased by $2.5 million, or 8.2%, to $28.0 million, from $30.5 million for the corresponding period in 2013. The decrease in SG&A expenses for the first half of 2014 primarily reflects a $2.0 million decrease in non-cash stock compensation expense, due to the 2013 items described above. The 2013 first half also included $0.5 million of corporate relocation expenses; no such expenses were incurred in 2014. As a percentage of total revenue, SG&A expenses declined to 8.6% in the 2014 first half from 10.8% in the 2013 first half.

 Depreciation, depletion and amortization. DD&A expense increased $0.9 million, or 20.8%, to $5.5 million for the three months ended June 30, 2014 from $4.5 million in the corresponding quarter of 2013, primarily reflecting depreciation on additional plants, equipment and mixer trucks purchased to service demand.

For the six months ended June 30, 2014, DD&A expense rose $1.0 million, or 10.9%, to $10.4 million from $9.4 million in the corresponding period of 2013, primarily reflecting depreciation on additional plants, equipment and mixer trucks purchased to service demand.

Income from operations. Income from operations improved to $15.1 million in the second quarter of 2014 from $8.6 million in the corresponding quarter of 2013, an increase of $6.5 million. Increased ready-mixed concrete revenue driven by both higher volume and pricing resulted in efficiencies that lead to increased income from operations as a percentage of revenue (“operating margins”). Operating margins improved to 8.4% for the June 2014 quarter compared to 5.5% in the June 2013 quarter.

For the first six months of 2014, income from operations increased to $18.7 million from $6.3 million in the 2013 first six months, an increase of $12.4 million. Operating margins improved in the 2014 first half to 5.7% from 2.2% in the 2013 first half, due to increased ready-mixed concrete revenue driven by both higher volume and average selling price.

Interest expense, net.  Net interest expense increased by $2.5 million to $5.1 million for the three months ended June 30, 2014 from $2.6 million for the comparable 2013 quarter. For the six months ended June 30, 2014, net interest expense increased by $4.7 million to $10.1 million from $5.4 million in the comparable 2013 period. The increase in each of the quarter and year-to-date periods of 2014 primarily reflects the impact of the issuance of our 2018 Notes during the fourth quarter of 2013.

Derivative loss.  For the quarter ended June 30, 2014, we recorded a non-cash loss on derivative of $1.7 million related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants"). This was a decrease of $0.2 million from the comparable 2013 period, when we recorded a non-cash loss on derivatives of $1.9 million.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining the fair value of our derivative liabilities of $24.1 million at June 30, 2014 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. The non-cash loss from fair value changes in the Warrants for the 2014 second quarter was primarily due to an increase in the price of our common stock. This compares to the quarter ended June 30, 2013, during which we recorded a non-cash loss from fair value changes in our Warrants of $1.5 million and $0.4 million of non-cash loss from the embedded derivative associated with our 9.5% Convertible Notes due 2015 (the "Convertible Notes"). Both charges included in the 2013 second quarter non-cash loss were primarily due to an increase in the price of our common stock and changes in our stock price volatility.

For the six months ended June 30, 2014, we recorded a non-cash loss on derivatives of $2.4 million related to fair value changes in our Warrants. This compares to the six months ended June 30, 2013, during which we recorded a non-cash loss from fair value changes in our Convertible Notes embedded derivative of approximately $13.1 million and $7.2 million related to fair value changes in our Warrants. These non-cash losses were primarily due to an increase in the price of our common stock and changes in our stock price volatility. As of August 3, 2013, the conversion feature of our Convertible Notes terminated, thus the remaining Convertible Notes no longer contain an embedded derivative.

(Loss) gain on extinguishment of debt.  On March 22, 2013, we completed our offer to exchange (the "Exchange Offer") up to $69.3 million aggregate principal amount of 2013 Notes, for all $55.0 million of outstanding Convertible Notes. At the time of settlement, we issued $61.1 million aggregate principal amount of 2013 Notes in exchange for $48.5 million of Convertible Notes. As such, during the six months ended June 30, 2013, we recorded a $4.3 million non-cash gain associated with the exchange of the tendered Convertible Notes for the 2013 Notes, including the write-off of the pro rata portions of the following items related to the Convertible Notes: the unamortized discount, the unamortized deferred financing costs, and the derivative liability.

Other income, net.  Other income was $0.5 million for each of the three months ended June 30, 2014 and 2013.  Other income was $1.0 million for each of the six months ended June 30, 2014 and 2013.

Income taxes.  We recorded income tax expense allocated to continuing operations of $0.7 million and $0.8 million for the three and six months ended June 30, 2014, respectively, and an income tax benefit allocated to continuing operations of $3.1 million and $8.3 million for the three and six months ended June 30, 2013, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded a tax benefit of less than $0.1 million and tax expense of $0.2 million in discontinued operations for the three and six months ended June 30, 2014, respectively. We recorded a tax benefit of $0.1 million in discontinued operations for each of the three and six months ended June 30, 2013. The income tax amounts for continuing operations referred to above reflect the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three and six months ended June 30, 2014 and 2013 was $0.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of June 30, 2014 and December 31, 2013 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $4.5 million and $4.3 million as of June 30, 2014 and December 31, 2013, respectively.

Discontinued operations.  The results of operations for our sold precast units located in California and Arizona, as well as our held for sale precast operation in Pennsylvania, have been included in discontinued operations for the periods presented.

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

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three months ended June 30,		Increase/ (Decrease)	Six months ended June 30,		Increase/ (Decrease)
	2014	2013	%	2014	2013	%

Ready-mixed Concrete Segment:
Revenue	$164,175	$143,299	14.6%	$298,101	$258,501	15.3%
Segment revenue as a percentage of total revenue	91.0%	91.0%		91.3%	91.4%

Adjusted EBITDA	$23,269	$18,033	29.0%	$37,001	$27,206	36.0%
Adjusted EBITDA as a percentage of segment revenue	14.2%	12.6%		12.4%	10.5%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$110.27	$102.71	7.4%	$108.56	$102.12	6.3%
Sales volume in thousands of cubic yards	1,486	1,390	6.9%	2,740	2,523	8.6%

Revenue. Our ready-mixed concrete sales provided 91.0% of our total revenue in each of the second quarters of 2014 and 2013. Segment revenue for the 2014 second quarter grew $20.9 million, or 14.6%, over the 2013 second quarter. This increase was driven by increases in both sales volume and average selling price. An increase of 6.9% in sales volume, or 0.1 million cubic yards, provided $9.8 million, or approximately 46.9%, of our ready-mixed concrete revenue growth for the 2014 second quarter. An increase of 7.4% in our ready-mixed concrete average selling price per cubic yard contributed $11.2 million, or 53.6%, of our segment revenue growth in the second quarter of 2014. Our sales volume was higher in all of our major markets, except for the California market, due to increased construction activity. Volume in our California market was down modestly during the 2014 second quarter as compared to the 2013 second quarter, however regional revenue rose due to increased average selling price. Our average selling price increased in all of our major markets.

For the first six months of 2014, our ready-mixed concrete sales provided 91.3% of our total revenue, compared to 91.4% in the first six months of 2013. Segment revenue for the 2014 first six months grew $39.6 million, or 15.3%, over the 2013 first six months. This increase was primarily driven by an 8.6% rise in sales volume, or 0.2 million cubic yards, as well as a 6.3% increase in average selling price. Higher volume provided $22.1 million, or approximately 55.8%, of our ready-mixed concrete revenue growth. Increased selling price contributed $17.6 million, or 44.4%, of our segment revenue growth in the first six months of 2014. Our sales volume was higher in all of our major markets, due to increased construction activity. Our average selling price rose in all of our major markets.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose to $23.3 million in the 2014 second quarter from $18.0 million in the 2013 second quarter, an increase of $5.2 million, or 29.0%. This increase was driven by a 6.9% rise in sales volume and a 7.4% increase in our average selling price, which grew total segment revenue by $20.9 million. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume. During the second quarter of 2014, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2014 second quarter compared to the prior year second quarter, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue grew to 14.2% in the 2014 second quarter from 12.6% in the 2013 second quarter, reflecting primarily the higher revenue and improved efficiencies.

For the first six months of 2014, our ready-mixed concrete segment Adjusted EBITDA rose $9.8 million, or 36.0%, to $37.0 million from $27.2 million in the 2013 first six months. Sales volume, which rose by 8.6%, and average selling price, which increased by 6.3%, drove total segment revenue growth of $39.6 million. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, as described above, were all higher due primarily to the increased volume. During the first six months of 2014, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the period. However, we were generally able to pass these price increases along to our customers. Our fixed costs, as described above, increased in the 2014 first six months compared to the 2013 first months, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue rose to 12.4% in the 2014 first six months from 10.5% in the 2013 first six months, reflecting primarily the higher revenue and improved efficiencies.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three months ended June 30,		Increase/ (Decrease)	Six months ended June 30,		Increase/ (Decrease)
	2014	2013	%	2014	2013	%

Aggregate Products Segment:
Revenue	$13,124	$10,136	29.5%	$21,369	$16,656	28.3%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	4.1%	3.5%		3.7%	3.1%

Adjusted EBITDA	$3,266	$2,127	53.5%	$3,345	$1,545	116.5%
Adjusted EBITDA as a percentage of segment revenue	24.9%	21.0%		15.7%	9.3%

Aggregates Data:
Average selling price per ton	$9.63	$8.97	7.3%	$9.29	$8.70	6.8%
Sales volume in thousands of tons	1,151	952	20.9%	1,958	1,647	18.9%

Revenue.  Sales for our aggregate products segment, excluding intersegment sales of $5.8 million, provided 4.1% of our total revenue for the second quarter of 2014, compared to 3.5%, excluding intersegment sales of $4.6 million, in the comparable 2013 quarter. Segment revenue rose $3.0 million, or 29.5%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 44.2% of our second quarter 2014 aggregates sales were to our ready-mixed concrete segment, versus 45.8% in the 2013 second quarter. Our overall aggregates revenue growth was driven by an increase in our aggregates sales volume of 20.9% in the second quarter of 2014 as compared to the second quarter of 2013, contributing $1.8 million, or 60.0%, of our segment revenue growth for the quarter. Our average selling price, which rose 7.3% in the 2014 second quarter versus the 2013 second quarter, contributed $0.8 million, or 26.7%, of our aggregates revenue increase. In addition, freight charges to deliver the aggregates to the external customer, which are included in revenue, grew $0.4 million during the second quarter of 2014.

For the first six months of 2014, sales of our aggregate products, excluding intersegment sales of $9.4 million, provided 3.7% of our total revenue, compared to 3.1%, excluding intersegment sales of $8.0 million, in the 2013 first six months. Segment revenue grew $4.7 million, or 28.3%, over prior year levels. Of our first six months of 2014 aggregates sales, approximately 44.1% were to our ready-mixed segment, versus 47.8% in the 2013 first six months. An increase in our aggregates sales volume of 18.9% in the first six months of 2014 as compared to the first six months of 2013, contributed $2.7 million, or 57.4%, of our segment revenue growth for the 2014 first six months. An increase in our average selling price of 6.8% in the 2014 first six months, contributed $1.2 million, or 25.5%, of our aggregates revenue growth over the 2013 first six months. In addition, freight charges to deliver the aggregates to the external customer, rose $0.8 million during the first six months of 2014.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment improved by $1.1 million to $3.3 million in the 2014 second quarter from $2.1 million in the 2013 second quarter, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, and pit costs to prepare the stone and gravel for use, all increased primarily due to increased sales volume during the 2014 quarter. Our quarry fixed costs, which include primarily equipment rental, property taxes, and plant management costs, were modestly higher compared to the prior year quarter, primarily due to operating costs associated with an additional quarry that commenced production during the first quarter of 2014. Overall, our segment Adjusted EBITDA as a percentage of segment revenue rose to 24.9% in the 2014 second quarter from 21.0% in the 2013 second quarter, primarily due to the increase in revenue and improved efficiencies.

For the first six months of 2014, our aggregates segment Adjusted EBITDA grew to $3.3 million from $1.5 million in the 2013 first six months, an improvement of $1.8 million, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, as described above, increased primarily due to increased sales volume during the 2014 first six months. Our quarry fixed costs, as described above, were modestly higher compared to the prior year first six months, primarily due to operating costs associated with an additional quarry that commenced production during the first quarter of 2014. Overall, our segment Adjusted EBITDA as a percentage of segment revenue rose to 15.7% in the 2014 first six months from 9.3% in the 2013 first six months, primarily due to higher revenues and improved efficiencies.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into noncancelable operating leases that are not reflected on our balance sheet.  At June 30, 2014, we had $11.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $10.3 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first six months of 2014 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

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

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in a gain or loss. The key inputs in determining fair value of our derivative liabilities of $24.1 million and $21.7 million at June 30, 2014 and December 31, 2013, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $3.7 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the warrant derivative liability of approximately $3.5 million, and a gain of the same amount. During the six months ended June 30, 2014, we recorded a non-cash loss from fair value changes in our warrants of approximately $2.4 million, due primarily to an increase in the price of our common stock.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the 2013 Loan Agreement. As we had no outstanding borrowings under this facility as of June 30, 2014, a one percent change in the applicable rate would not change our annual interest expense.

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

Disclosure Controls and Procedures

As of June 30, 2014, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended June 30, 2014:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 - April 30, 2014	30,415	$23.30	—	$—
May 1 - May 31, 2014	200,000	24.12	200,000	45,176,000
June 1 - June 30, 2014	—	—	—	45,176,000
Total	230,415	$24.01	200,000	$45,176,000

(1)
The total number of shares purchased includes: (i) shares purchased pursuant to the share repurchase program described in footnote 2 below, and (ii) shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations, totaling 30,415 shares for the month of April 2014 and no shares for the months of May and June 2014.

(2)
Our share repurchase program was approved by our Board on May 15, 2014 and allows us to repurchase up to $50.0 million of our common stock until the earlier of March 31, 2017 or a determination by the Board to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares.

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
10.1*
—First Amendment to First Amended and Restated Loan Security Agreement, dated as of May 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 16, 2014).

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

U.S. CONCRETE, INC.

Date: August 8, 2014	By:	/s/ William M. Brown
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
10.1*
—First Amendment to First Amended and Restated Loan Security Agreement, dated as of May 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 16, 2014).

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