Form 10-Q
period 2014-09-30
US CONCRETE INC
filed 2014-11-06
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

There were 13,979,794 shares of common stock, par value $.001 per share, of the registrant outstanding as of November 5, 2014.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,161	$112,667
Trade accounts receivable, net of allowances of $2,463 and $2,813 as of September 30, 2014 and December 31, 2013, respectively	124,149	92,163
Inventories	27,546	27,610
Deferred income taxes	1,929	708
Prepaid expenses	3,911	3,416
Other receivables	3,679	3,205
Assets held for sale	5,162	—
Other current assets	481	2,457
Total current assets	261,018	242,226
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $67,185 and $54,694 as of September 30, 2014 and December 31, 2013, respectively	162,199	138,560
Goodwill	16,233	11,646
Intangible assets, net	12,769	13,073
Other assets	8,446	8,485
Total assets	$460,665	$413,990
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,501	$38,518
Accrued liabilities	58,933	42,950
Current maturities of long-term debt	4,921	3,990
Liabilities held for sale	714	—
Derivative liabilities	23,996	21,690
Total current liabilities	133,065	107,148
Long-term debt, net of current maturities	215,186	210,154
Other long-term obligations and deferred credits	6,317	7,921
Deferred income taxes	6,474	5,040
Total liabilities	361,042	330,263
Commitments and contingencies (Note 16)
Equity:
Preferred stock	—	—
Common stock	15	14
Additional paid-in capital	155,733	152,695
Accumulated deficit	(43,610)	(63,325)
Treasury stock, at cost	(12,515)	(5,657)
Total stockholders’ equity	99,623	83,727
Total liabilities and equity	$460,665	$413,990
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$197,589	$167,196	$524,204	$450,011
Cost of goods sold before depreciation, depletion and amortization	157,689	135,991	427,538	372,648
Selling, general and administrative expenses	15,404	14,387	43,435	44,920
Depreciation, depletion and amortization	6,010	4,725	16,392	14,090
Gain on sale of assets	(3)	(39)	(306)	(65)
Income from operations	18,489	12,132	37,145	18,418
Interest expense, net	5,080	2,477	15,145	7,837
Derivative gain (loss)	65	(5,467)	(2,306)	(25,829)
(Loss) gain on extinguishment of debt	—	(1,673)	—	2,631
Other income, net	580	380	1,606	1,357
Income (loss) from continuing operations before income taxes	14,054	2,895	21,300	(11,260)
Income tax expense	788	9,976	1,540	1,710
Income (loss) from continuing operations	13,266	(7,081)	19,760	(12,970)
Loss from discontinued operations, net of taxes	(259)	(221)	(45)	(2,021)
Net income (loss)	$13,007	$(7,302)	$19,715	$(14,991)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.98	$(0.54)	$1.46	$(1.02)
Loss from discontinued operations, net of taxes	(0.02)	(0.01)	—	(0.16)
Net income (loss) per share – basic	$0.96	$(0.55)	$1.46	$(1.18)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.96	$(0.54)	$1.42	$(1.02)
Loss from discontinued operations, net of taxes	(0.02)	(0.01)	—	(0.16)
Net income (loss) per share – diluted	$0.94	$(0.55)	$1.42	$(1.18)

Weighted average shares outstanding:
Basic	13,497	13,207	13,540	12,705
Diluted	13,876	13,207	13,882	12,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2012	13,358	$13	$136,451	$(43,196)	$(744)	$92,524
Stock-based compensation expense	—	—	4,721	—	—	4,721
Restricted stock vesting	155	—	—	—	—	—
Restricted stock grants	174	1	—	—	—	1
Stock options exercised	16	—	205	—	—	205
Conversion of convertible debt	608	—	10,591	—	—	10,591
Other treasury shares purchases	(282)	—	—	—	(4,615)	(4,615)
Net loss	—	—	—	(14,991)	—	(14,991)
BALANCE, September 30, 2013	14,029	$14	$151,968	$(58,187)	$(5,359)	$88,436

BALANCE, December 31, 2013	14,036	$14	$152,695	$(63,325)	$(5,657)	$83,727
Stock-based compensation expense	—	—	2,647	—	—	2,647
Restricted stock vesting	21	—	—	—	—	—
Restricted stock grants	169	1	—	—	—	1
Stock options exercised	27	—	379	—	—	379
Warrants exercised	1	—	12	—	—	12
Share repurchase program	(200)	—	—	—	(4,824)	(4,824)
Other treasury share purchases	(83)	—	—	—	(2,034)	(2,034)
Net income	—	—	—	19,715	—	19,715
BALANCE, September 30, 2014	13,971	$15	$155,733	$(43,610)	$(12,515)	$99,623

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,715	$(14,991)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	16,392	14,202
Debt issuance cost amortization	1,243	1,775
Gain on extinguishment of debt	—	(2,631)
Amortization of facility exit costs	—	(142)
Amortization of discount on long-term incentive plan and other accrued interest	305	381
Net loss on derivative	2,306	25,829
Net (gain) loss on sale of assets	(945)	237
Deferred income taxes	1,187	1,331
Deferred rent	—	513
Provision for doubtful accounts and customer disputes	929	843
Stock-based compensation	2,647	4,722
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(34,440)	(26,093)
Inventories	(109)	(1,854)
Prepaid expenses and other current assets	(201)	2,546
Other assets and liabilities	(398)	(2,569)
Accounts payable and accrued liabilities	21,912	22,740
Net cash provided by operating activities	30,543	26,839
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(29,160)	(13,365)
Payments for acquisitions	(9,498)	(5,261)
Proceeds from disposals of property, plant and equipment	2,761	218
Payments for disposal of business units	—	(2,333)
Net cash used in investing activities	(35,897)	(20,741)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	213	107,204
Repayments of revolver borrowings	(213)	(102,504)
Proceeds from exercise of stock options and warrants	391	205
Payments of other long-term obligations	(2,250)	—
Payments for other financing	(3,478)	(1,420)
Debt issuance costs	(957)	(2,040)
Payments for share repurchases	(4,824)	—
Other treasury share purchases	(2,034)	(4,615)
Net cash used in financing activities	(13,152)	(3,170)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,506)	2,928
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,667	4,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$94,161	$7,679

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,767	$3,060
Cash paid for income taxes	$541	$290

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Conversion of convertible debt to equity	$—	$6,381
Capital expenditures funded by capital leases and promissory notes	$8,176	$2,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of our results expected for the year ending December 31, 2014, or for any future period.

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

In August 2014, the Financial Accounting Standards Board (the "FASB") issued an amendment related to going concern. The amendment requires management to evaluate at every interim and annual period whether conditions exist that raise substantial doubt about an entity's ability to continue as a going concern within one year of the financial statement issuance date. Management will need to consider conditions that are known and reasonably knowable at the financial statement issuance date and determine whether the entity will be able to meet its obligations within the one-year period. Additional disclosures are required if it is probable that the entity will be unable to meet its current obligations. The amendment is effective for annual and interim periods ending after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this guidance in fiscal year 2016 to have a material impact on our consolidated financial statements and results of operations.

In June 2014, the FASB issued an amendment related to recognition of stock compensation expense for awards with certain performance targets. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and the related expense should be recognized in accordance with current accounting guidance for performance-based stock awards. The amendment provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this guidance on the first day of fiscal year 2016 to have a material impact on our consolidated financial statements and results of operations.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2014 Acquisitions

During the nine months ended September 30, 2014, we completed five transactions resulting in the acquisition of six ready-mixed concrete plants and related assets. The aggregate consideration paid consisted of $9.5 million in cash and $1.0 million in promissory notes. The acquisition of these assets allows us to expand our business in our existing markets. We have prepared and recorded the purchase price allocations for these acquisitions on a preliminary basis, and any changes to the purchase price allocations will be made as soon as practical, but no later than one year from the respective acquisition dates. In total, we acquired plant, equipment, and inventory valued at $5.0 million, definite-lived intangible assets of $0.9 million, and recognized goodwill of $4.6 million. The goodwill ascribed to each of these acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate. The goodwill will be deductible for tax purposes and relates to our ready-mixed concrete reportable segment. See Note 13 for additional information regarding income taxes.

The pro forma impact of these acquisitions has not been included as they are immaterial to our financial statements individually and in the aggregate.

Sale of Pennsylvania Precast Operations

On January 30, 2014, our Board of Directors (the "Board") approved the sale of our one remaining precast concrete operation in Pennsylvania, as this business no longer fits our goal of becoming the preeminent supplier of ready-mixed concrete in the United States. As such, the related assets and liabilities have been classified as held for sale effective with the first quarter of 2014. During the first quarter of 2014, we engaged a broker to actively pursue potential buyers. We continue to evaluate proposals from buyers for this operation and expect any transaction would close within one year. The results of operations for this unit have been included in discontinued operations for the periods presented. Listed below are the major classes of assets and liabilities expected to be sold as part of any transaction that are included in held for sale captions on the accompanying condensed consolidated balance sheet as of September 30, 2014 (in thousands):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014
Assets held for sale:
Trade accounts receivable, net	$1,525
Inventories	401
Other current assets	1,495
Property, plant and equipment, net	1,741
Total assets held for sale	$5,162

Liabilities held for sale:
Accounts payable	$607
Accrued liabilities	107
Total liabilities held for sale	$714

Purchase of Bodin Concrete Assets

In July 2013, we acquired three ready-mixed concrete plants and related assets in our north Texas market from Bodin Concrete, LP for $4.4 million in cash. We acquired plant and equipment valued at $3.3 million and recognized goodwill of $1.1 million. The goodwill ascribed to the purchase is related to the synergies we expected to and have achieved with expansion into the eastern corridor of the north Texas market in which we already operate. The goodwill is deductible for tax purposes and relates to our ready-mixed concrete reportable segment. See Note 13 for additional information regarding income taxes.

Sale of Smith Precast Operations

In December 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations ("Smith") located in Phoenix, Arizona, to Jensen Enterprises, Inc. ("Jensen") for $4.3 million in cash and the assumption of certain obligations. The results of operations for this unit have been included in discontinued operations for the periods presented.

During the third quarter of 2013, pursuant to the terms of the asset purchase agreement, we made payments totaling $0.5 million to Jensen related to the reacquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities.

Purchase of Bode Gravel and Bode Concrete Equity Interests

In October 2012, we completed the acquisition of all of the outstanding equity interests of Bode Gravel Co. and Bode Concrete LLC (collectively, the "Bode Companies"). The Bode Companies operated two fixed and one portable ready-mixed concrete plant and 41 mixer trucks in the San Francisco, California area. The purchase price for the acquisition was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments ("Bode Earn-out"). The earn-out payments, which are contingent upon reaching negotiated volume hurdles, have an aggregate present value of up to $7.0 million in cash payable over a six-year period, and resulted in total consideration fair value of $33.1 million. During the first quarter of 2014, we completed the first Bode Earn-out payment in the amount of $2.3 million.

Sale of California Precast Operations

In August 2012, we sold substantially all of our California precast operations to Oldcastle Precast, Inc. ("Oldcastle") for $21.3 million in cash, plus net working capital adjustments.  In conjunction with the sale to Oldcastle, we also entered into certain sublease and license agreements with Oldcastle for certain land and property that is leased or owned by us.  The results of operations for these units have been included in discontinued operations for the periods presented.

During the first quarter of 2013, pursuant to the terms of the asset purchase agreement, we made payments totaling $1.9 million to Oldcastle related to the reacquisition of certain uncollected receivables as well as the settlement of certain accrued liabilities. At September 30, 2014, $0.1 million of the re-acquired receivables are recorded in other receivables on the accompanying condensed consolidated balance sheet.

In March 2014, we completed the sale of our remaining owned assets related to our California precast operations. We sold land and building for net proceeds of $1.5 million in cash and recorded a gain on the transaction of $0.6 million. The gain is

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

included in discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2014.

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

The results of these discontinued operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$2,017	$6,371	$6,900	$13,817
Depreciation, depletion and amortization (“DD&A”)	—	37	—	112
Operating expenses excluding DD&A	2,294	6,483	7,396	15,513
Loss from discontinued operations	(277)	(149)	(496)	(1,808)
(Loss) gain on settlement of assets	(1)	(72)	639	(302)
(Loss) income from discontinued operations, before income taxes	(278)	(221)	143	(2,110)
Income tax (benefit) expense	(19)	—	188	(89)
Loss from discontinued operations, net of taxes	$(259)	$(221)	$(45)	$(2,021)

5.	INVENTORIES

Inventories consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$24,679	$25,019
Building materials for resale	1,714	1,383
Other	1,153	1,208
Total inventories	$27,546	$27,610

6.     INTANGIBLE ASSETS, NET

Our purchased intangible assets are as follows (in thousands):

	September 30, 2014
	Gross	Accumulated Amortization		Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,830	$(2,643)		$11,187	7.95
Trade name	1,300	(249)	—	1,051	8.08
Non-compete	590	(59)		531	4.50
Total purchased intangible assets	$15,720	$(2,951)		$12,769	7.81

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(1,575)	$11,925	8.83
Trade name	1,300	(152)	1,148	8.83
Total purchased intangible assets	$14,800	$(1,727)	$13,073	8.83

We recorded $0.5 million and $1.2 million of amortization expense on our purchased intangible assets for the three and nine months ended September 30, 2014, respectively, which is included in our condensed consolidated statements of operations. We recorded $0.4 million and $1.6 million of amortization expense on our purchased intangible assets for the three and nine months ended September 30, 2013, respectively, which is included in our condensed consolidated statements of operations.

As of September 30, 2014, the estimated remaining amortization of our finite-lived intangible assets is as follows (in thousands):

Total for Year
2014	427
2015	1,708
2016	1,708
2017	1,626
2018	1,598
Thereafter	5,702
Total	$12,769

7.	ACCRUED LIABILITIES

A summary of our accrued liabilities is as follows (in thousands):

	September 30, 2014	December 31, 2013
Accrued materials	$16,607	$10,077
Accrued insurance reserves	11,185	9,713
Accrued compensation and benefits	11,502	8,179
Accrued property, sales and other taxes	6,775	5,485
Bode Earn-out, current portion	2,250	2,250
Deferred rent	2,207	2,157
Accrued interest	5,730	1,896
Other	2,677	3,193
Total accrued liabilities	$58,933	$42,950

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT

A summary of our debt and capital leases is as follows (in thousands):

	September 30, 2014	December 31, 2013
Senior secured notes due 2018	$200,000	$200,000
Senior secured credit facility expiring 2018	—	—
Convertible notes due 2015	117	117
Capital leases	6,297	5,746
Other financing	13,693	8,281
Total debt	220,107	214,144
Less: current maturities	4,921	3,990
Long-term debt, net of current maturities	$215,186	$210,154

Senior Secured Notes due 2018

On November 22, 2013, we completed an offering of $200.0 million aggregate principal amount of 8.5% senior secured notes due 2018 (the "2018 Notes") at an offering price of 100%. We used a portion of the net proceeds from the 2018 Notes to repay all of our outstanding borrowings under the Revolving Facility (as defined below) and to redeem all $61.1 million of our outstanding 9.5% senior secured notes due 2015 that were issued in 2013 (the "2013 Notes").

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

The Indenture contains certain covenants that restrict or limit our ability to, among other things:

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our obligations under the 2018 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by each of our existing and future domestic subsidiaries that guarantee the indebtedness under the Revolving Facility (as defined below). Each guarantee is subject to release in the following customary circumstances:

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

Senior Secured Credit Facility expiring 2018

On October 29, 2013, we entered into a First Amended and Restated Loan and Security Agreement (the "2013 Loan Agreement") with certain financial institutions named therein, as lenders (the "Lenders"), and Bank of America, N.A., as agent and sole lead arranger (the "Administrative Agent"), which amended and restated our existing credit agreement and provides us with an asset-based revolving credit facility (the "Revolving Facility"). Under the terms of the 2013 Loan Agreement and in conjunction with the issuance of our 2018 Notes, the maximum credit availability under our Revolving Facility increased to $125.0 million, and included an uncommitted accordion feature that allowed for an increase in the total commitments under the facility to as much as $175.0 million. On September 12, 2014, we amended the 2013 Loan Agreement (the "Amendment") to increase the maximum credit availability under our Revolving Facility from $125.0 million to $175.0 million. The Amendment also removed certain conditions to funding, including the removal of (i) the uncommitted accordion feature, (ii) the maximum leverage ratio condition for the refinancing of certain senior secured notes of the Company, and (iii) a requirement that any such senior notes refinancing debt must mature six months after the expiration of the 2013 Loan Agreement. The 2013 Loan Agreement expires on October 2, 2018. As of September 30, 2014, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit under the 2013 Loan Agreement.

On May 15, 2014, we amended the 2013 Loan Agreement to permit us to repurchase our stock in an amount up to $50.0 million, provided that no default or event of default under the terms of the 2013 Loan Agreement exists and is continuing or would result from the stock repurchase. We must pay for any stock repurchases with cash on hand, and we must not have any Revolver Loans (as defined in the 2013 Loan Agreement) outstanding at the time of any stock repurchase.

Our actual maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement and discussed further below.  Our availability under the 2013 Loan Agreement at September 30, 2014 increased to $119.0 million from $88.3 million at December 31, 2013. The 2013 Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by the Lenders of up to $12.5 million in excess of borrowing base levels.  The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility.  Advances under the Revolving Facility are limited by a borrowing base which is equal to the lessor of the Revolving Facility minus the LC Reserve, the Senior Notes Availability Reserve, and the Tax Reserve, all defined in the 2013 Loan Agreement, or the sum of (a) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (b) the lesser of (i) 55% of the value  of eligible inventory or (ii) 85% of the product of (x) the net orderly liquidation value of inventory divided by the value of the inventory and (y) multiplied by the value of eligible inventory, and (c) the lesser of (i) $40.0 million or (ii) the sum of (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks, plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks, minus (C) 85% of the net orderly liquidation value of eligible trucks that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks since the date of the latest appraisal of eligible trucks, minus (D) such reserves as the Administrative Agent may establish from time to time in its permitted discretion.  The Administrative Agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The 2013 Loan Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; repurchase stock; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2013 Loan Agreement.  The 2013 Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement.  For the trailing 12-month period ended September 30, 2014, our fixed charge coverage ratio was 1.89 to 1.0. As of September 30, 2014, the Company was in compliance with all covenants under the 2013 Loan Agreement.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million in cash for accrued and unpaid interest on the Convertible Notes exchanged in the Exchange Offer. After giving effect to the exchange, $6.5 million aggregate principal amount of Convertible Notes remained outstanding as of March 22, 2013.

In accordance with the terms of the indenture governing the Convertible Notes, we provided a Conversion Event Notice, as defined in the indenture, to the remaining holders of Convertible Notes on June 18, 2013. Holders had until the close of business on August 2, 2013 (the "Conversion Termination Date") to tender their Convertible Notes for shares of common stock. Prior to August 3, 2013, remaining note holders tendered $6.4 million of Convertible Notes in exchange for 0.6 million shares of common stock. As of August 3, 2013, the remaining Convertible Notes no longer include a conversion feature and ceased to accrue interest. After giving effect to the tendered Convertible Notes, $0.1 million aggregate principal amount of Convertible Notes remain outstanding as of September 30, 2014.

We recorded to our consolidated statements of operations, interest expense related to the interest rate and amortization of the discount on our Convertible Notes of zero and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and zero and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively.

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

On July 23, 2013, we entered into a master leasing agreement with Capital One Equipment Finance Corporation ("Capital One") to provide up to $5.0 million in total lease commitments for mixer trucks. Prior to December 31, 2013, we had utilized all $5.0 million of available lease commitments from Capital One with fixed annual interest rates ranging from 4.31% to 4.54%. Payments are due monthly for a term of five years. The lease agreements include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

On December 19, 2013, we entered into a master leasing agreement with GE Capital Commercial, Inc. ("GE Capital") to provide up to $5.0 million in total lease commitments for mixer trucks. As of September 30, 2014, we have utilized $2.1 million of lease commitments with fixed annual interest rates ranging from 4.15% to 4.80% per annum, payable monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

The current portion of capital leases included in current maturities of long term debt was $1.3 million as of September 30, 2014 and $1.1 million as of December 31, 2013.

Between July 26, 2013 and December 31, 2013, we signed four promissory notes with Daimler Truck Financial ("Daimler") for the purchase of mixer trucks in the aggregate amount of $6.2 million, with fixed annual interest rates ranging from 3.02% to 3.23%. During the nine months ended September 30, 2014, we signed a series of promissory notes with Daimler for the purchase of mixer and haul trucks in the aggregate amount of $6.8 million, with fixed annual interest rates ranging from 2.99% to 3.18%. The Daimler promissory notes are payable monthly for a term of five years.

The weighted average interest rate of our capital leases and other financings was 3.50% and 3.83% as of September 30, 2014 and December 31, 2013, respectively. We made cash principal payments associated with our capital leases and other financings totaling $1.3 million and $0.5 million during the three months ended September 30, 2014 and 2013, respectively, and $3.5 million and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the 2018 Notes and the 2013 Loan Agreement, we have incurred $9.2 million of deferred financing costs. Deferred financing costs are classified as other assets on our condensed consolidated balance sheets. We amortize these deferred financing costs over the terms of the related agreements using the straight-line method, which approximates the effective interest method.

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

Our derivative instruments are summarized as follows (in thousands):

		Fair Value
Derivative instruments not designated as hedging instruments under ASC 815	Balance Sheet Location	September 30, 2014	December 31, 2013
Warrants	Derivative liabilities	$23,996	$21,690

The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, respectively, excluding income tax effects (in thousands):

		Three months ended
Derivative instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	September 30, 2014	September 30, 2013
Warrants	Derivative gain/(loss)	$65	$(5,467)
		$65	$(5,467)

		Nine months ended
Derivative instruments not designated as hedging instruments under ASC 815	Location of Income/(Loss) Recognized	September 30, 2014	September 30, 2013
Warrants	Derivative loss	$(2,306)	$(12,698)
Convertible Notes embedded derivative	Derivative loss	—	(13,131)
		$(2,306)	$(25,829)

Warrant volume positions represent the number of shares underlying the instruments.  The table below presents our volume positions (in thousands) as of September 30, 2014 and December 31, 2013:

	Number of Shares
Derivative instruments not designated as hedging instruments under ASC 815	September 30, 2014	December 31, 2013
Warrants	2,999	3,000

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$23,996	$—	$—	$23,996
Other obligations – Bode Earn-out(2)	5,344	—	—	5,344
	$29,340	$—	$—	$29,340

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$21,690	$—	$—	$21,690
Other obligations – Bode Earn-out(2)	7,000	—	—	7,000
	$28,690	$—	$—	$28,690

(1)	Represents the fair value of the Warrants (see Note 10).

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2013 to September 30, 2014 is provided below (in thousands):

	Warrants	Bode Earn-out
Balance at December 31, 2013	$21,690	7,000
Total losses included in earnings	2,310	—
Payment on Bode Earn-out	—	(1,656)
Write-off of derivative on exercised Warrants(1)	(4)	—
Balance at September 30, 2014	23,996	5,344

(1)
Represents the pro rata portion of the derivative liability associated with exercised Warrants measured at the date of share issuance, which is included in derivative gain (loss) in our condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker/dealer quoted market prices, was $215.0 million as of September 30, 2014. The carrying value of outstanding amounts under our 2013 Loan Agreement approximates fair value due to the floating interest rate. The fair value of our remaining Convertible Notes was approximately $0.1 million and included no embedded derivative at September 30, 2014 and December 31, 2013.

13.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of September 30, 2014 and December 31, 2013 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $4.5 million as of September 30, 2014 and $4.3 million as of December 31, 2013. We made income tax payments of approximately $0.2 million and $0.5 million during the three and nine months ended September 30, 2014, respectively. We made income tax payments of approximately $0.3 million during the nine months ended September 30, 2013. We made no income tax payments during the three months ended September 30, 2013.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded tax expense of $0.8 million and $1.5 million in income from continuing operations for the three and nine months ended September 30, 2014, respectively, and tax expense of $10.0 million and $1.7 million in income from continuing operations for the three and nine months ended September 30, 2013, respectively. We recorded a tax benefit of less than $0.1 million and tax expense of $0.2 million allocated to discontinued operations for the three and nine months ended September 30, 2014, respectively. We recorded a tax benefit of $0.1 million allocated to discontinued operations for the nine months ended September 30, 2013. There was no tax expense or benefit allocated to discontinued operations for the three months ended September 30, 2013. The income tax amounts for continuing operations referred to above include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three and nine months ended September 30, 2014 and 2013 nets to $0.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	September 30, 2014	December 31, 2013
Shares authorized	100,000	100,000
Shares outstanding at end of period	13,971	14,036
Shares held in treasury	696	414

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. The preferred stock may be issued from time to time in one or more series upon authorization by the Board. The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of September 30, 2014 or December 31, 2013.

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the repurchase program.

Related Party Share Repurchase

During the second quarter of 2014, as part of the Share Repurchase Program, we paid $4.8 million in cash to Whippoorwill Associates, Inc. ("Whippoorwill") pursuant to a privately negotiated agreement to repurchase 200,000 shares of our common stock. We repurchased the shares for $24.12 per share, which was the closing price of our common stock on the NASDAQ stock market on the trading day prior to the repurchase. As of May 19, 2014, and prior to the transaction, Whippoorwill owned approximately 3.0 million shares, or approximately 21%, of our outstanding common stock and, as such, the transaction was considered a related party repurchase. There were no related party share repurchases during the third quarter of 2014.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 51,000 shares with a total value of $1.3 million during the three months ended September 30, 2014 and approximately 83,000 shares with a total value of $2.0 million during the nine months ended September 30, 2014. We withheld approximately 128,000 shares with a total value of $2.5 million during the three months ended September 30, 2013 and approximately 282,000 shares with a total value of $4.6 million during the nine months ended September 30, 2013. We accounted for the withholding of these shares as treasury stock.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2014, in thousands:

	Three months ended September 30, 2014	Nine months ended September 30, 2014
Numerator:
Income from continuing operations	$13,266	$19,760
Loss from discontinued operations, net of taxes	(259)	(45)
Numerator for diluted earnings per share	$13,007	$19,715

Denominator:
Basic weighted average common shares outstanding	13,497	13,540
Restricted stock and restricted stock units	190	222
Warrants	180	109
Stock options	9	11
Denominator for diluted earnings per share	13,876	13,882

For the three and nine months ended September 30, 2014 and 2013, our potentially dilutive shares include the shares underlying our restricted stock, restricted stock units, stock options, and Warrants.  For the three and nine months ended September 30, 2013, our potentially dilutive shares also included the shares underlying our Convertible Notes. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Potentially dilutive shares:
Convertible Notes	—	184	—	467
Unvested restricted stock and restricted stock units	71	567	83	567
Stock options	10	82	14	82
Warrants	1,500	3,000	1,500	3,000
Total potentially dilutive shares	1,581	3,833	1,597	4,116

16.	COMMITMENTS AND CONTINGENCIES

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of November 6, 2014, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2014.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2014.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $10.3 million as of September 30, 2014, compared to $8.6 million as of December 31, 2013, which are classified in accrued liabilities in our condensed consolidated balance sheets.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $9.0 million in performance bonds that various contractors, states and municipalities have required as of September 30, 2014. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of September 30, 2014.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Ready-mixed concrete
Sales to external customers	$175,876	$151,545	$473,977	$410,046
Aggregate products
Sales to external customers	11,127	6,903	23,071	15,601
Intersegment sales	6,013	4,604	15,438	12,562
Total aggregate products	17,140	11,507	38,509	28,163
Total reportable segment revenue	193,016	163,052	512,486	438,209
Other products and eliminations	4,573	4,144	11,718	11,802
Total revenue	$197,589	$167,196	$524,204	$450,011

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$26,641	$19,418	$63,642	$46,624
Aggregate products	4,045	3,122	7,390	4,667
Total reportable segment Adjusted EBITDA	$30,686	$22,540	$71,032	$51,291

Reconciliation of reportable segment Adjusted EBITDA to income (loss) from continuing operations before income taxes:
Total reportable segment Adjusted EBITDA	$30,686	$22,540	$71,032	$51,291
Other products and eliminations income from operations	1,326	1,165	2,654	2,888
Corporate overhead	(7,897)	(7,300)	(21,339)	(23,098)
Depreciation, depletion and amortization for reportable segments	(5,196)	(3,975)	(13,971)	(11,768)
Interest expense, net	(5,080)	(2,477)	(15,145)	(7,837)
Corporate (loss) gain on early extinguishment of debt	—	(1,673)	—	2,631
Corporate derivative gain (loss)	65	(5,467)	(2,306)	(25,829)
Corporate and other products and eliminations other income, net	150	82	375	462
Income (loss) from continuing operations before income taxes	$14,054	$2,895	$21,300	$(11,260)

Capital Expenditures:
Ready-mixed concrete	$6,294	$3,677	$19,251	$8,496
Aggregate products	2,393	837	8,483	2,987
Other products and corporate	579	735	1,426	1,882
Total capital expenditures	$9,266	$5,249	$29,160	$13,365

Revenue by Product:
Ready-mixed concrete	$175,876	$151,545	$473,977	$410,046
Aggregate products	11,127	6,903	23,071	15,601
Building materials	4,516	4,328	12,209	10,943
Lime	3,335	2,021	8,444	6,192
Hauling	1,362	1,137	3,292	3,714
Other	1,373	1,262	3,211	3,515
Total revenue	$197,589	$167,196	$524,204	$450,011

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Property, Plant and Equipment Assets:	As of September 30, 2014	As of December 31, 2013
Ready-mixed concrete	$114,082	$91,776
Aggregate products	41,622	36,819
Other products and corporate	6,495	9,965
Total identifiable assets	$162,199	$138,560

18. SUBSEQUENT EVENTS

In October 2014, we acquired the assets of Custom-Crete and the equity of New York Sand and Stone, LLC ("NYSS") for combined purchase consideration of $52.6 million in cash. The Custom-Crete acquisition included 11 volumetric ready-mixed concrete facilities located primarily in Dallas/Fort Worth, Houston, San Antonio, and Austin, Texas, as well as 61 volumetric ready-mixed concrete trucks. The addition of the volumetric ready-mixed concrete locations broadens our product line offerings in Texas and allows us to expand into all of the major metropolitan markets in Texas. The NYSS acquisition included the assignment of leases to operate two aggregate distribution terminals in New York. These terminals will allow us to deliver raw materials more efficiently to our New York/New Jersey market. We will prepare the preliminary purchase price allocations for these acquisitions as soon as practical, but no later than one year from the respective acquisition dates.

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

Our Business

U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete” or the “Company”) are a leading producer of ready-mixed concrete in select geographic markets in the United States. We operate our business through two primary segments: (i) ready-mixed concrete and (ii) aggregate products. The results of operations for our two California precast operations and our Phoenix, Arizona precast operation, all of which were sold during 2012, as well as our Pennsylvania precast operation that is classified as held for sale at September 30, 2014, have been included in discontinued operations for the periods presented.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 90.4% of our revenue for the nine months ended September 30, 2014) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in north Texas, west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs.

Aggregate Products. Our aggregate products segment (which represented 4.4% of our revenue for the nine months ended September 30, 2014, excluding $15.4 million of intersegment sales) produces crushed stone, sand and gravel from nine aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 3.2 million tons of aggregates during the nine months ended September 30, 2014, with Texas representing 58% and New Jersey representing 42% of the total production. We consumed 47% of our aggregate production internally and sold 53% to third party customers in the nine months ended September 30, 2014. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

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

From 2007 through 2011, construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete.  However, construction and related demand for ready-mixed concrete has improved since 2011. For the nine months ended September 30, 2014, our ready-mix concrete sales volume increased 8.8% to 4.3 million cubic yards from 4.0 million cubic yards during the first nine months of 2013. Sales volume in the first nine months of 2014 was up in all of our major markets as compared to the first nine months of 2013, primarily due to increased construction activity. We experienced a 6.4% increase in consolidated average ready-mixed concrete sales prices for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, resulting in the 14th consecutive fiscal quarter of increased average selling prices. As a result of the increased ready-mixed concrete sales volume and higher sales prices, our revenue increased period-over-period. Additionally, the higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during the nine months ended September 30, 2014 when compared to the prior year period, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Recent Developments

In October 2014, we acquired the assets of Custom-Crete and the equity of New York Sand and Stone, LLC ("NYSS") for combined purchase consideration of $52.6 million in cash.

The Custom-Crete acquisition included 11 volumetric ready-mixed concrete facilities located primarily in Dallas/Fort Worth, Houston, San Antonio, and Austin, Texas, as well as 61 volumetric ready-mixed concrete trucks. The addition of the volumetric ready-mixed concrete locations broadens our product line offerings in Texas and allows us to expand into all of the major metropolitan markets in Texas.

The NYSS acquisition included the assignment of leases to operate two aggregate distribution terminals in New York. These terminals will allow us to deliver raw materials more efficiently to our New York/New Jersey market.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of (i) financing seasonal working capital requirements; (ii) servicing our indebtedness; (iii) purchasing property and equipment; and (iv) payments related to strategic acquisitions. Our portfolio strategy includes strategic acquisitions and divestitures in various regions and markets, and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital.

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

At September 30, 2014, our availability under the 2013 Loan Agreement increased to $119.0 million from $88.3 million at December 31, 2013, due to increases in eligible accounts receivable balances and higher mixer truck values. We had no borrowings outstanding under the Revolving Facility (as defined below) as of September 30, 2014.

The projection of our cash needs is based upon many factors, including without limitation, our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the Revolving Facility, proceeds from our 2018 Notes offering (as defined below), and cash generated from operations will provide us with sufficient liquidity to operate our business in the ordinary course, excluding the financing of potential strategic acquisitions. The Revolving Facility and the 2018 Notes are scheduled to mature in October 2018 and December 2018, respectively. If, however, the Revolving Facility, the 2018 Notes proceeds, and our operating cash flows are not adequate to fund our operations, we would need to obtain an amendment to the 2013 Loan Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets.

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
The following key financial measurements reflect our financial position and capital resources as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$94,161	$112,667
Working capital	127,953	135,078
Total debt	220,107	214,144

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

We and certain of our subsidiaries have entered into a Loan and Security Agreement (as subsequently amended, the “2013 Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The 2013 Loan Agreement provided for a $125.0 million asset-based revolving credit facility (the “Revolving Facility”) and had an uncommitted accordion feature that allowed for an increase in the total commitments under the facility to as much as $175.0 million. On September 12, 2014, we amended the 2013 Loan Agreement to increase the revolving commitments from $125.0 million to $175.0 million and to remove certain conditions to funding, including removal of (i) the uncommitted accordion feature, (ii) the maximum leverage ratio condition for the refinancing of certain senior secured notes of the Company, and (iii) a requirement that any such senior notes refinancing debt must mature six months after the expiration date of the 2013 Loan Agreement.
Our actual maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the the value of our eligible accounts receivable, inventory and mixer trucks, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit. Advances under the 2013 Loan Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The 2013 Loan Agreement contains usual and customary negative covenants and customary events of default for transactions of this type and requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement. As of September 30, 2014, we were in compliance with all covenants, and for the trailing twelve month period ended September 30, 2014, our fixed charge coverage ratio was 1.89 to 1.0. As of September 30, 2014, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit, leaving $119.0 million of unused borrowing capacity under the 2013 Loan Agreement. The 2013 Loan Agreement matures on October 2, 2018.
On May 15, 2014, we amended the 2013 Loan Agreement to permit us to repurchase our stock in an amount up to $50.0 million, provided that no default or event of default under the terms of the 2013 Loan Agreement exists and is continuing or would result from the stock repurchase. We must pay for any stock repurchases with cash on hand, and we must not have any outstanding Revolver Loans (as defined in the 2013 Loan Agreement) at the time of any stock repurchase.

As of September 30, 2014, we had $200.0 million of our 8.5% senior secured notes due 2018 (the "2018 Notes") outstanding. We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year, which commenced on June 1, 2014. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the indenture governing the 2018 Notes (the “Indenture”). The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions and also contains customary events of default. The 2018 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its direct and indirect wholly owned subsidiaries. The guarantees are joint and several, and there are no non-guarantor subsidiaries. The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by certain property and assets of the Company and the guarantors.
In July 2013, we entered into a master leasing agreement with Capital One Equipment Finance Corporation ("Capital One") to provide up to $5.0 million in total lease commitments for mixer trucks. We fully utilized these lease commitments during 2013. Interest on these lease commitments accrues at fixed annual interest rates ranging from 4.31% to 4.54%, and payments are due monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease. During the second half of 2013, we signed a series of promissory notes with Daimler Truck Financial ("Daimler") for the purchase of mixer trucks totaling $6.2 million aggregate principal with fixed annual interest rates ranging from 3.02% to 3.23%, payable monthly for a term of five years. In December 2013, we entered into a master leasing agreement with GE Capital Commercial Inc. to provide up to $5.0 million in total lease commitments for mixer trucks. As of September 30, 2014, we had utilized $2.1 million of this financing. Interest on the $2.1 million of financing accrues at fixed annual interest rates ranging from 4.15% to 4.80% and payments are due monthly for a term of five years. The leases include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease. During the nine months ended September 30, 2014, we signed a series of promissory notes with Daimler for the purchase of mixer and haul trucks in the aggregate amount of $6.8 million, with fixed annual interest rates ranging from 2.99% to 3.18%, payable monthly for a term of five years.

For additional information regarding our arrangements relating to outstanding indebtedness, the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 2.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $30.5 million for the nine months ended September 30, 2014, compared to $26.8 million for the nine months ended September 30, 2013. This generally reflects our increase in net income for the first nine months of 2014, lower non-cash adjustments to net income, and increased use of cash to fund working capital during the 2014 period as compared to the 2013 period.

We used $35.9 million to fund investing activities during the nine months ended September 30, 2014 compared to $20.7 million for the nine months ended September 30, 2013. This change primarily reflects a $15.8 million increase in capital spending over the prior year period, as we acquired additional mixer trucks, plant and other equipment to service our business. We paid $9.5 million for acquisitions completed during the first nine months of 2014 compared to $5.3 million during the first nine months of 2013. Proceeds from asset disposals increased by $2.5 million during the nine months ended September 30, 2014, as compared to the first nine months of 2013, as we disposed of the remaining land and building assets related to our California precast operations, as well as other excess plant and equipment. During the nine months ended September 30, 2013, we paid $2.3 million to Oldcastle Precast Inc. related to the re-acquisition of certain assets and settlement of certain liabilities associated with the disposal of our California precast operations in 2012.

Our net cash used in financing activities was $13.2 million for the nine months ended September 30, 2014 compared to $3.2 million for the comparable period of 2013. During the first nine months of 2014, we paid $4.8 million to repurchase 0.2 million shares of our common stock under our stock repurchase program, made the first earn-out payment to the former owners of the Bode Companies for $2.3 million, made payments of $3.5 million related to our capital leases and other financings, incurred $1.0 million of debt issuance costs, and paid $2.0 million for the purchase of treasury shares related to our restricted stock grants. During the first nine months of 2013, we had $4.7 million of net borrowings on our credit facility, incurred $2.0 million of debt issuance costs associated with our 9.5% senior secured notes due 2015 that were issued in 2013 (the "2013 Notes"), and paid $4.6 million for the purchase of treasury shares related to our restricted stock grants.

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

Overall, prices for cement and aggregates increased in the first nine months of 2014, compared to the same period in 2013, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

Acquisitions and Divestitures

Our portfolio strategy includes strategic acquisitions and divestitures in various regions and markets, and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital.

For a description of our recent acquisitions and divestitures, see the information set forth in Note 3, “Acquisitions and Dispositions,” and Note 18, "Subsequent Events," to our condensed consolidated financial statements included in Part I of this report.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2013 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of goodwill and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for derivative instruments. See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in Item 8 of Part II of the 2013 Form 10-K for a discussion of our critical and significant accounting policies.

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2014	2013	%	2014	2013	%
	(unaudited)			(unaudited)
Revenue	$197,589	$167,196	18.2%	$524,204	$450,011	16.5%
Cost of goods sold before depreciation, depletion and amortization	157,689	135,991	16.0	427,538	372,648	14.7
Selling, general and administrative expenses	15,404	14,387	7.1	43,435	44,920	(3.3)
Depreciation, depletion and amortization	6,010	4,725	27.2	16,392	14,090	16.3
Gain on sale of assets	(3)	(39)	(92.3)	(306)	(65)	370.8
Income from operations	18,489	12,132	52.4	37,145	18,418	101.7
Interest expense, net	5,080	2,477	105.1	15,145	7,837	93.2
Derivative gain (loss)	65	(5,467)	101.2	(2,306)	(25,829)	(91.1)
(Loss) gain on extinguishment of debt	—	(1,673)	100.0	—	2,631	(100.0)
Other income, net	580	380	52.6	1,606	1,357	18.3
Income (loss) from continuing operations before income taxes	14,054	2,895	385.5	21,300	(11,260)	289.2
Income tax expense	788	9,976	NM	1,540	1,710	(9.9)
Income (loss) from continuing operations	13,266	(7,081)	287.3	19,760	(12,970)	252.4
Loss from discontinued operations, net of taxes	(259)	(221)	17.2	(45)	(2,021)	(97.8)
Net income (loss)	$13,007	$(7,302)	278.1%	$19,715	$(14,991)	231.5%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$111.15	$104.47	6.4%	$109.51	$102.98	6.3%
Sales volume in cubic yards	1,579	1,447	9.1%	4,319	3,970	8.8%

Aggregates Data:
Average selling price per ton	$9.39	$8.88	5.7%	$9.33	$8.77	6.4%
Sales volume in tons	1,471	1,059	38.9%	3,429	2,706	26.7%

Revenue. Revenue for the three months ended September 30, 2014 grew 18.2%, or $30.4 million, to $197.6 million from $167.2 million in the comparable 2013 quarter, primarily due to higher sales of ready-mixed concrete. Ready-mixed concrete sales contributed 80.1%, or $24.3 million, of our revenue growth, driven by increases in both average selling price and sales volume. Our higher ready-mixed concrete sales volume was primarily attributable to increased construction activity in our north and west Texas markets. Aggregates sales in the third quarter of 2014 grew $5.6 million, or 49.0%, to $17.1 million from $11.5 million in the 2013 third quarter, resulting from an increase in both average selling price and sales volume. Other product revenues and eliminations, which includes our building materials, lime slurry, hauling business, and eliminations of our intersegment sales, increased in the 2014 third quarter to $4.6 million from $4.1 million in the 2013 third quarter.

Revenue for the nine months ended September 30, 2014 rose to $524.2 million from $450.0 million in the first nine months of 2013, an increase of $74.2 million, or 16.5%, primarily due to higher ready-mixed concrete sales. Ready-mixed concrete sales contributed 86.2%, or $63.9 million, of our revenue growth, resulting from increases in both average selling price and sales volume. Increased construction activity in our Texas markets primarily drove the increase in our ready-mixed concrete sales volume. For the first nine months of 2014, aggregates sales grew to $38.5 million from $28.2 million in the comparable 2013 period, an increase of $10.3 million, or 36.7%, as a result of higher average selling price and increased sales volume. Other product revenues and eliminations, as described above, were $11.7 million in the nine months ended September 30, 2014 versus $11.8 million in the comparable 2013 period, a decline of $0.1 million.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization ("DD&A") increased by $21.7 million, or 16.0%, to $157.7 million in the third quarter of 2014 from $136.0 million in the comparable 2013 quarter. Our costs increased primarily due to volume growth in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our material costs in the third quarter of 2014 also increased over the comparable prior year quarter due to higher prices for cement and aggregates; however, we have generally been able to pass these increases on to our customers. During the third quarter of 2014, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year.

For the first nine months of 2014, cost of goods sold before DD&A increased to $427.5 million from $372.6 million in the first nine months of 2013, an increase of $54.9 million, or 14.7%. Our costs increased primarily as a result of volume growth in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs. Our material costs also increased as a result of higher cement and aggregate prices, as described above. During the first nine months of 2014, our fixed costs increased over the first nine months of 2013 primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $1.0 million, or 7.1%, to $15.4 million for the quarter ended September 30, 2014 from $14.4 million in the corresponding 2013 quarter primarily due to higher bonus accruals. As a percentage of total revenue, SG&A expenses declined to 7.8% in the 2014 third quarter from 8.6% in the 2013 third quarter.

For the nine months ended September 30, 2014, SG&A expenses decreased by $1.5 million, or 3.3%, to $43.4 million, from $44.9 million for the corresponding period in 2013. The decrease in SG&A expenses for the first nine months of 2014 primarily reflects a $2.1 million decrease in non-cash stock compensation expense. Non-cash stock compensation expense in 2013 included compensation expense resulting from achievement of the performance goal associated with delivery of a Conversion Event Notice (as defined in the indenture governing the Convertible Notes), which occurred on June 18, 2013, triggering the conversion of certain previously vested incentive restricted stock units to common shares. No compensation expense had previously been recognized for these grants, as achievement of the performance goal was not considered probable. Additional non-cash compensation expense was recorded in the first nine months of 2013 associated with certain restricted stock units that were contingent upon shareholder approval of the plan under which they were granted. The approval was obtained in May 2013. The first nine months of 2013 also included $0.5 million of corporate relocation expenses. No such expenses were incurred in 2014. As a percentage of total revenue, SG&A expenses declined to 8.3% in the first nine months of 2014 from 10.0% in the 2013 period.

 Depreciation, depletion and amortization. DD&A expense increased $1.3 million, or 27.2%, to $6.0 million for the three months ended September 30, 2014 from $4.7 million in the corresponding quarter of 2013, primarily reflecting depreciation on additional plants, equipment and mixer trucks purchased to service demand.

For the nine months ended September 30, 2014, DD&A expense rose $2.3 million, or 16.3%, to $16.4 million from $14.1 million in the corresponding period of 2013, primarily reflecting depreciation on additional plants, equipment and mixer trucks purchased to service demand.

Income from operations. Income from operations improved to $18.5 million in the third quarter of 2014 from $12.1 million in the corresponding quarter of 2013, an increase of $6.4 million. Increased ready-mixed concrete revenue driven by both higher volume and pricing resulted in efficiencies that lead to increased income from operations as a percentage of revenue (“operating margins”). Operating margins improved to 9.4% for the September 2014 quarter compared to 7.3% in the September 2013 quarter.

For the first nine months of 2014, income from operations increased to $37.1 million from $18.4 million in the 2013 first nine months, an increase of $18.7 million. Operating margins improved in the 2014 first nine months to 7.1% from 4.1% in the comparable 2013 period, due to increased ready-mixed concrete revenue driven by both higher volume and average selling price.

Interest expense, net.  Net interest expense increased by $2.6 million to $5.1 million for the three months ended September 30, 2014 from $2.5 million for the comparable 2013 quarter. For the nine months ended September 30, 2014, net interest expense increased by $7.3 million to $15.1 million from $7.8 million in the comparable 2013 period. The increase in each of the quarter and year-to-date periods of 2014 primarily reflects the impact of the issuance of our 2018 Notes during the fourth quarter of 2013.

Derivative gain (loss).  For the quarter ended September 30, 2014, we recorded a non-cash gain on derivative of $0.1 million related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants"). Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining the fair value of our derivative liabilities of $24.0 million at September 30, 2014 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. The non-cash gain from fair value changes in the Warrants for the 2014 third quarter was primarily due to a decline in our stock price volatility. This compares to the quarter ended September 30, 2013, during which we recorded a non-cash loss from fair value changes in our Warrants of $5.5 million, primarily due to an increase in the price of our common stock.

For the nine months ended September 30, 2014, we recorded a non-cash loss on derivatives of $2.3 million related to fair value changes in our Warrants. This compares to the nine months ended September 30, 2013, during which we recorded a non-cash loss from fair value changes in our Convertible Notes embedded derivative of approximately $13.1 million and $12.7 million related to fair value changes in our Warrants. These non-cash losses were primarily due to an increase in the price of our common stock. As of August 3, 2013, the conversion feature of our Convertible Notes terminated, which eliminated the embedded derivative.

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

Other income, net.  Other income was $0.6 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively.  Other income was $1.6 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Income taxes.  We recorded income tax expense allocated to continuing operations of $0.8 million and $1.5 million for the three and nine months ended September 30, 2014, respectively, and $10.0 million and $1.7 million for the three and nine months ended September 30, 2013, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded a tax benefit of less than $0.1 million and tax expense of $0.2 million allocated to discontinued operations for the three and nine months ended September 30, 2014, respectively. We recorded a tax benefit of $0.1 million allocated to discontinued operations for the nine months ended September 30, 2013. There was no tax expense or benefit allocated to discontinued operations for the three months ended September 30, 2013. The income tax amounts for continuing operations referred to in the prior paragraph include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three and nine months ended September 30, 2014 and 2013 nets to $0.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of September 30, 2014 and December 31, 2013 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $4.5 million and $4.3 million as of September 30, 2014 and December 31, 2013, respectively.

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

See Note 17, "Segment Information," to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes.

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2014	2013	%	2014	2013	%

Ready-mixed Concrete Segment:
Revenue	$175,876	$151,545	16.1%	$473,977	$410,046	15.6%
Segment revenue as a percentage of total revenue	89.0%	90.6%		90.4%	91.1%

Adjusted EBITDA	$26,641	$19,418	37.2%	$63,642	$46,624	36.5%
Adjusted EBITDA as a percentage of segment revenue	15.1%	12.8%		13.4%	11.4%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$111.15	$104.47	6.4%	$109.51	$102.98	6.3%
Sales volume in thousands of cubic yards	1,579	1,447	9.1%	4,319	3,970	8.8%

Revenue. Our ready-mixed concrete sales provided 89.0% and 90.6% of our total revenue in the third quarter of 2014 and 2013, respectively. Segment revenue for the 2014 third quarter grew $24.3 million, or 16.1%, over the 2013 third quarter. This increase was driven by higher sales volume and average selling price. An increase of 9.1% in sales volume, or 0.1 million cubic yards, provided $13.8 million, or approximately 56.8%, of our ready-mixed concrete revenue growth for the 2014 third quarter. An increase of 6.4% in our ready-mixed concrete average selling price per cubic yard contributed $10.5 million, or 43.2%, of our segment revenue growth in the third quarter of 2014. Our sales volume was higher in all of our major markets due to increased construction activity, except for California. Volume in our California market was down slightly during the 2014 third quarter as compared to the 2013 third quarter, however regional revenue rose due to increased average selling price. While our sales volume increased in most of our major markets, we saw a volume decline in our Washington, D.C. market due primarily to the timing of certain projects; however, the increased average selling price offset some of this decline. Our average selling price increased in all of our markets.

For the first nine months of 2014, our ready-mixed concrete sales provided 90.4% of our total revenue, compared to 91.1% in the first nine months of 2013. Segment revenue for the 2014 first nine months grew $63.9 million, or 15.6%, over the 2013 first nine months. This increase was primarily driven by an 8.8% rise in sales volume, or 0.3 million cubic yards, as well as a 6.3% increase in average selling price. Higher volume provided $35.8 million, or approximately 56.0%, of our ready-mixed concrete revenue growth. Increased selling price contributed $28.1 million, or 44.0%, of our segment revenue growth in the first nine months of 2014. Our sales volume was higher in all of our major markets, due to increased construction activity. Our average selling price rose in all of our markets. While our sales volume increased in our major markets, we saw a decline in sales volume in our Washington D.C. market due primarily to the timing of certain projects; however, the increased average selling price offset some of this decline.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose to $26.6 million in the 2014 third quarter from $19.4 million in the 2013 third quarter, an increase of $7.2 million, or 37.2%. This increase was driven by a 9.1% rise in sales volume and a 6.4% increase in our average selling price, which grew total segment revenue by $24.3 million. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume. During the third quarter of 2014, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2014 third quarter compared to the prior year third quarter, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue grew to 15.1% in the 2014 third quarter from 12.8% in the 2013 third quarter, reflecting primarily the higher revenue and improved efficiencies.

For the first nine months of 2014, our ready-mixed concrete segment Adjusted EBITDA rose $17.0 million, or 36.5%, to $63.6 million from $46.6 million in the 2013 first nine months. Sales volume, which rose by 8.8%, and average selling price, which increased by 6.3%, drove total segment revenue growth of $63.9 million. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, as described above, were all higher due primarily to the increased volume. During the first nine months of 2014, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the period. However, we were generally able to pass these price increases along to our customers. Our fixed costs, as described above, increased in the 2014 first nine months compared to the 2013 first nine months, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue rose to 13.4% in the 2014 first nine months from 11.4% in the 2013 first nine months, reflecting primarily the higher revenue and improved efficiencies.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three months ended September 30,		Increase/ (Decrease)	Nine months ended September 30,		Increase/ (Decrease)
	2014	2013	%	2014	2013	%

Aggregate Products Segment:
Revenue	$17,140	$11,507	49.0%	$38,509	$28,163	36.7%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	5.6%	4.1%		4.4%	3.5%

Adjusted EBITDA	$4,045	$3,122	29.6%	$7,390	$4,667	58.3%
Adjusted EBITDA as a percentage of segment revenue	23.6%	27.1%		19.2%	16.6%

Aggregates Data:
Average selling price per ton	$9.39	$8.88	5.7%	$9.33	$8.77	6.4%
Sales volume in thousands of tons	1,471	1,059	38.9%	3,429	2,706	26.7%

Revenue.  Sales for our aggregate products segment, excluding intersegment sales of $6.0 million, provided 5.6% of our total revenue for the third quarter of 2014, compared to 4.1%, excluding intersegment sales of $4.6 million, in the comparable 2013 quarter. Segment revenue rose $5.6 million, or 49.0%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 35.1% of our third quarter 2014 aggregates sales were to our ready-mixed concrete segment, versus 40.0% in the 2013 third quarter. Our overall aggregates revenue growth was driven by an increase in our aggregates sales volume of 38.9% in the third quarter of 2014 as compared to the third quarter of 2013, contributing $3.7 million, or 66.1%, of our segment revenue growth for the quarter. Our average selling price, which rose 5.7% in the 2014 third quarter versus the 2013 third quarter, contributed $0.8 million, or 14.3%, of our aggregates revenue increase. In addition, freight charges to deliver the aggregates to the external customer, which are included in revenue, grew $1.1 million during the third quarter of 2014.

For the first nine months of 2014, sales of our aggregate products, excluding intersegment sales of $15.4 million, provided 4.4% of our total revenue, compared to 3.5%, excluding intersegment sales of $12.6 million, in the 2013 first nine months. Segment revenue grew $10.3 million, or 36.7%, over prior year levels. Of our first nine months of 2014 aggregates sales, approximately 40.1% were to our ready-mixed concrete segment, versus 44.6% in the 2013 first nine months. An increase in our aggregates sales volume of 26.7% in the first nine months of 2014 as compared to the first nine months of 2013, contributed $6.3 million, or 60.1%, of our segment revenue growth for the 2014 first nine months. An increase in our average selling price of 6.4% in the 2014 first nine months, contributed $1.9 million, or 18.4%, of our aggregates revenue growth over the 2013 first nine months. In addition, freight charges to deliver the aggregates to the external customer, rose $1.9 million during the first nine months of 2014.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment improved by $0.9 million to $4.0 million in the 2014 third quarter from $3.1 million in the 2013 third quarter, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, delivery, fuel, and pit costs to prepare the stone and gravel for use, all increased primarily due to increased sales volume during the 2014 quarter. Our quarry fixed costs, which include primarily equipment rental, property taxes, and plant management costs, were modestly higher compared to the prior year quarter, primarily due to operating costs associated with an additional quarry that commenced production during the first quarter of 2014. Overall, our segment Adjusted EBITDA as a percentage of segment revenue declined to 23.6% in the 2014 third quarter from 27.1% in the 2013 third quarter, primarily due to the increase in revenue partially offset by certain product that was sold during the quarter at a lower margin.

For the first nine months of 2014, our aggregates segment Adjusted EBITDA grew to $7.4 million from $4.7 million in the 2013 first nine months, an improvement of $2.7 million, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, as described above, increased primarily due to increased sales volume during the 2014 first nine months. Our quarry fixed costs, as described above, were modestly higher compared to the prior year first nine months, primarily due to operating costs associated with an additional quarry that commenced production during the first quarter of 2014. Overall, our segment Adjusted EBITDA as a percentage of segment revenue rose to 19.2% in the 2014 first nine months from 16.6% in the 2013 first nine months, primarily due to higher revenues and improved efficiencies.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into noncancelable operating leases that are not reflected on our balance sheet.  At September 30, 2014, we had $11.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $9.0 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first nine months of 2014 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

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

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in a gain or loss. The key inputs in determining fair value of our derivative liabilities of $24.0 million and $21.7 million at September 30, 2014 and December 31, 2013, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $3.7 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the Warrant derivative liability of approximately $3.6 million, and a gain of the same amount. During the nine months ended September 30, 2014, we recorded a non-cash loss from fair value changes in our Warrants of approximately $2.3 million, due primarily to an increase in the price of our common stock and a decline in our stock price volatility.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the 2013 Loan Agreement. As we had no outstanding borrowings under this facility as of September 30, 2014, a one percent change in the applicable rate would not change our annual interest expense.

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

Disclosure Controls and Procedures

As of September 30, 2014, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended September 30, 2014:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
July 1 - July 31, 2014	2,011	$25.54	—	$45,176,000
August 1 - August 31, 2014	49,104	25.39	—	45,176,000
September 1 - September 30, 2014	—	—	—	45,176,000
Total	51,115	$25.40	—	$45,176,000

(1)
The total number of shares purchased includes shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

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
10.1*
—Second Amendment to First Amended and Restated Loan Security Agreement, dated as of September 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 15, 2014).

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

U.S. CONCRETE, INC.

Date: November 6, 2014	By:	/s/ William M. Brown
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
10.1*
—Second Amendment to First Amended and Restated Loan Security Agreement, dated as of September 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 15, 2014).

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