Form 10-K
period 2014-12-31
US CONCRETE INC
filed 2015-03-06
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐      No☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of $24.75 of the registrant’s common stock as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter: $258,571,888. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 13,981,635 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 4, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.
FORM 10-K
For the Year Ended December 31, 2014

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

Known material factors that could cause our actual results to differ from those in the forward-looking statements include those described in “Risk Factors” in Part I, Item 1A.

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

We serve substantially all segments of the construction industry in our select geographic markets. Our customers include contractors for commercial and industrial, residential, street and highway and other public works construction. Concrete product revenue by type of construction activity for the year ended December 31, 2014 was approximately 60% commercial and industrial, 25% residential and 15% street, highway and other public works.

We operate principally in Texas, California and New Jersey / New York, with those markets representing approximately 45%, 32%, and 19%, respectively, of our consolidated revenue for the year ended December 31, 2014. We believe we are well positioned for strong growth in these attractive regions and segments. According to estimates from the Portland Cement Association ("PCA"), the states in which we operate represent a total of approximately 32% of the 2014 consumption of ready-mixed concrete in the United States, which favorably positions us to capture additional market share in this fragmented industry. Total revenue from continuing operations for the year ended December 31, 2014 was $703.7 million, of which we derived approximately 89.9% from our ready-mixed concrete segment, 4.5% from our aggregate products segment (excluding $21.0 million sold internally) and 5.6% from our other operations. For the year ended December 31, 2014, our net income was $20.6 million, our net income from continuing operations was $21.6 million, and our Adjusted EBITDA (as defined herein) was $75.2 million. Please see "Basis of Presentation" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20, "Business Segments," to our consolidated financial statements in this report for additional information regarding and a reconciliation of Adjusted EBITDA.

As of December 31, 2014, we had 122 standard ready-mixed concrete plants, 16 volumetric ready-mixed concrete facilities, ten producing aggregates facilities, three aggregates distribution terminals, two lime facilities, and one recycled aggregates facility. During the year ended December 31, 2014, these plants and facilities produced approximately 5.7 million cubic yards of ready-mixed concrete and 4.4 million tons of aggregates. We lease two other aggregates facilities to third parties and retain a royalty on production from those facilities. As of December 31, 2014, we operated over 1,070 drum mixer trucks and 109 volumetric mixer trucks. For additional information related to our properties, see Item 2. Properties of this report.

Acquisitions

In the fourth quarter of 2014, we acquired New York Sand and Stone, LLC ("NYSS") from Amboy Aggregates, a joint venture between Great Lakes Dredge and Dock Company, LLC, a wholly owned subsidiary of Great Lakes Dredge and Dock Corporation and Ralph Clayton and Sons Material, LP. The transaction included the assignment of leases to operate two existing aggregate distribution terminals on the East River in Brooklyn, New York. This acquisition will allow us to more efficiently deliver raw materials to our ready-mixed concrete production facilities as well as to our customers. We consider our aggregates distribution operations to be part of our non-reportable segments. Also during 2014, we completed two acquisitions in New York that increased our presence in the Staten Island ready-mixed concrete market.

In our west Texas market, we acquired four ready-mixed operations in Abilene, Wichita Falls, and Brady, Texas. The addition of these operations expanded our footprint in the west Texas market. To further broaden our ready-mixed concrete delivery offerings in our Texas market, during the fourth quarter of 2014, we acquired the assets of Custom-Crete ("Custom-Crete"), with operations in Dallas / Fort Worth, Houston, San Antonio, and Austin, Texas from Oldcastle Architectural, Inc., a wholly owned subsidiary of CRH plc, and the assets of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC, with operations in San Antonio, Austin, and south Texas. Through these acquisitions, we added 16 volumetric ready-mixed concrete facilities and approximately 109 volumetric mixer trucks. These operations expand our presence into all of the major metropolitan markets in

Texas and provide us with the capability to deliver ready-mixed concrete to our customers via on-site batching and mixing to customer specifications.

In March 2014, we commenced operations at our Red River sand facility on the Texas / Oklahoma border, which we green fielded during the fourth quarter of 2013. This facility provides sand to our Texas and Oklahoma ready-mixed concrete operations and customers.

On October 30, 2012, we completed the acquisition of all the outstanding equity interests of Bode Gravel Co., a California subchapter S corporation ("Bode Gravel"), and Bode Concrete LLC, a California limited liability company ("Bode Concrete"), which we collectively refer to as the Bode Companies, pursuant to an equity purchase agreement, dated October 17, 2012. Bode Gravel and Bode Concrete operated two ready-mixed concrete plants, one portable plant, and 41 drum mixer trucks in the San Francisco area and produced approximately 243,000 cubic yards of ready-mixed concrete in 2011.

During 2012 and 2013, we completed two acquisitions in our Texas market that resulted in the addition of seven ready-mixed concrete plants and related assets and inventory. These acquisitions allowed us to expand our operations in our north and west Texas markets.

Divestitures

In August 2012, we sold substantially all of our California precast operations to Oldcastle Precast, Inc. ("Oldcastle"). The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items. In March 2014, we completed the sale of our remaining owned land and building assets related to our California precast operations.

In December 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations ("Smith"), located in Phoenix, Arizona, to Jensen Enterprises, Inc., dba Jensen Precast ("Jensen"), which included the assumption of certain obligations.

Recent Developments

On February 24, 2015, we announced that we completed the acquisition of all of the issued and outstanding equity interests of Right Away Redy Mix, Inc. ("Right Away"), in Oakland, California for cash. Right Away is the largest independent producer of ready-mixed concrete in San Francisco’s East Bay market (the "East Bay"). Right Away operates four ready-mixed concrete facilities and a fleet of 49 drum mixer trucks. In addition, Right Away owns and operates a fleet of transfer trucks used to transport cement and aggregates throughout the East Bay.

Competitive strengths

Large, high quality asset base in attractive markets that are well positioned to benefit from a rebound in construction. Our assets are primarily focused in the Texas / Oklahoma, California and New Jersey / New York / Washington, D.C. markets. Our high quality asset base is comprised of more than 81 ready-mixed concrete plants, 16 volumetric ready-mixed concrete plants, and six aggregates facilities in Texas / Oklahoma, 18 ready-mixed concrete plants in California, 23 ready-mixed concrete plants, four aggregates facilities, three aggregates distribution terminals, and one recycled aggregates facility in New Jersey / New York / Washington, D.C., as well as over 1,070 operated drum mixer trucks and 108 operated volumetric mixer trucks. We believe the scale and quality of our asset base, in addition to our product differentiation, on-time deliveries, competitive all-in delivered cost, servicing and reliability differentiate us and allow us to meet the needs of both large and small jobs for a wide range of clients in multiple end-use markets.

Growth in our Texas / Oklahoma markets is largely driven by construction demand in the transportation, financial services, and energy sectors; growth in our California market is driven largely by the technology sector; and growth in our New Jersey / New York / Washington, D.C. markets is driven by the financial services and government sectors, respectively. In addition, all of our markets currently exhibit healthy residential trends supported by a number of factors, including population growth, decreases in unemployment, low mortgage and other interest rates, rising home prices and increasing construction activity. We believe that our better-than-average growth is driven by key industry sectors within our markets, which generally benefit from year-round construction.

Favorable exposure to commercial projects with higher margins and barriers to entry. We bid for and routinely win supply contracts for some of the largest, most prestigious commercial projects. Some of the larger commercial projects we have worked on include:

•	The San Francisco Bay Bridge in Oakland, California

•	Lyndon B. Johnson Expressway in Dallas / Fort Worth, Texas

•	World Trade Center Complex in Manhattan, New York

•	Tappan Zee Bridge, New York

•	San Francisco 49er Stadium in Santa Clara, California

•	AT&T Park, home of the San Francisco Giants, California

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

We estimate that the average length of our top 15 customer relationships is approximately 20 years. We further estimate that most of our top 35 customers have relationships that extend past five years, with many customer relationships surpassing 20 years of loyalty. Our customer engagement model results in contractors returning year-after-year to us as a supplier they can trust. Despite our concentrated and loyal customer base, in 2014, no single customer or project accounted for more than 10% of our total revenue. Our broad, yet targeted, customer base enables us to develop an efficient, stable business model and tap into the market in a variety of ways. Our 2014 revenue was split between (i) commercial and industrial, (ii) residential and (iii) street and highway construction contractors and other public works. We believe that by providing high quality, reliable services and customized products and solutions, we are able to continuously maintain important long-term relationships.

Focus on environmental sustainability. We are a leader in the sustainable concrete market, and we expect domestic and global sustainable demand to continue to grow at attractive rates. In 2008, we initiated our environmentally friendly concrete ("EF Technology") initiative which promotes green building and construction. Our EF Technology ready-mixed concrete products replace a portion of the traditional cement components with reclaimed fly ash, slag and other materials that results in lower carbon dioxide emissions. We believe this leads to an environmentally superior and sustainable alternative to traditional ready-mixed concrete for our customers’ consumption. We believe EF Technology reduces greenhouse gases and landfill space consumption and produces a highly durable product. Customers can also receive LEED credits for the use of this technology.

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

Conservative balance sheet and ample liquidity. Since 2010, we have refocused our financial objectives and have successfully improved our financial performance. Our management team has extensive experience in the industry as does our board of directors. Our management team has focused on reducing our cost structure while expanding our existing and acquired businesses in our core operating regions to drive strong performance. As a result, since 2010, we have grown revenue, improved profit margins and increased liquidity. In addition to cash on hand, we benefit from significant liquidity through our revolving credit facility and cash flow from operations. We believe our conservative balance sheet and liquidity will allow us to take advantage of strategic opportunities as well as provide ample cushion against general downturns in economic activity.

Experienced management team. Our senior management team consists of nine executives with an average of 24 years of industry experience and is comprised of individuals with a proven track record in the construction materials industry. Our Chief Executive Officer, William J. Sandbrook, has approximately 23 years of experience in the construction materials industry. Our management team’s deep market knowledge enables us to effectively assess potential new opportunities in order to solidify our leading market presence. We will continue to focus on recruiting and retaining motivated and knowledgeable professional managers to continue to develop our business and maintain our leading market position.

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

Pursue growth. In addition to our general organic growth initiative, we continuously evaluate both acquisition and partnership opportunities. We are focused on both strengthening our positions in existing markets as well as identifying attractive new markets. All of our acquisitions must meet our strict criteria, including fit with our strategic plan, investment return hurdles, capital requirements and attractive market attributes. During 2014, we completed nine acquisitions that expanded our operations in our existing markets. Most notably, we acquired two volumetric ready-mixed concrete operations in Texas, which allows us to better serve existing customers and gain additional customers through new ready-mixed concrete delivery capabilities. In addition, we acquired NYSS in our New York market, which allows us to better integrate our aggregates operations with our ready-mixed concrete operations. We also acquired two ready-mixed operations on Staten Island, New York and four ready-mixed operations in west Texas, expanding our footprint in these respective markets. These acquisitions have allowed us to enhance market share and leverage existing operations and infrastructure. We believe our significant experience, positive reputation and strong management team will allow us to continue our successful track record of identifying opportunities, integrating acquisitions, realizing synergies and enhancing asset value and cash flow.

Manage costs. We are consistently seeking opportunities to reduce costs and to improve margins through our focus on existing operations and new technologies. Additionally, our regional acquisitions allow for synergies such as selling, general, and administrative reductions, economies of scale, variable labor savings, and purchasing power. We believe by aggressively managing our cost structure we can best serve our clients with better pricing and continued best-in-class execution.

Business segments and products

Ready-mixed concrete

General

Our ready-mixed concrete segment engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. With the recent acquisition of volumetric ready-mixed concrete operations during the fourth quarter of 2014, we now have an expanded presence in Texas, with positions in all of the major metropolitan areas, plus the south Texas region. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs. We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.

Products and services

Our standard ready-mixed concrete products consist of proportioned mixes we produce and deliver in an unhardened plastic state for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency considering the weather and other conditions at the job site. We believe we can achieve product differentiation for the mixes we offer because of the variety of mixes we can produce, our volume production capacity and our scheduling, delivery and placement reliability. Additionally, we believe EF Technology initiative, which utilizes alternative materials and mix designs that result in lower carbon dioxide, or CO2 emissions, helps differentiate us from our competitors. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by reducing the in-place cost of concrete and the time required for construction.

We recently acquired two volumetric concrete operations that expand our ready-mixed concrete delivery and service offerings in Texas. Volumetric ready-mixed concrete trucks mix concrete to the customer's specification on the job site, better serving smaller jobs and specialized applications, and allowing flexibility for servicing remote job locations. Because of their versatility, these trucks offer the contractor multiple options for a single job without the inconvenience or added costs typically associated with standard ready-mixed trucks delivering special or short-loads to a job site. Because of their unique on-demand production capabilities, these trucks minimize the amount of wasted concrete, which improves margins and reduces environmental impact.

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

We use a variety of chemical admixtures to achieve one or more of the following five basic purposes:

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

Operations

Our standard ready-mixed concrete plants consist of fixed and portable facilities that produce ready-mixed concrete in wet or dry batches. Our fixed-plant facilities produce ready-mixed concrete that we transport to job sites by drum mixer trucks. Our portable plant operations deploy our portable plant facilities to produce ready-mixed concrete at the job site that we direct into place using a series of conveyor belts or drum mixer trucks. We use our portable plants to service high-volume projects or projects in remote locations. Our volumetric ready-mixed concrete plants consist of fixed and portable facilities that are used to load raw materials into our volumetric mixer trucks throughout the day. Batching occurs at the job site based on customer specifications. Several factors govern the choice of plant type, including:

•	production consistency requirements;

•	daily production capacity requirements;

•	job site proximity to fixed plants; and

•	capital and financing.

We construct both wet batch plants and dry batch plants. A wet batch plant generally has a higher initial cost and daily operating expenses, but (i) yields greater consistency with less time required for quality control in the concrete produced, and (ii) generally has greater daily production capacity than a dry batch plant. We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.6 million, while a dry batch plant having an hourly capacity of 150 cubic yards currently would cost approximately $0.7 million. As of December 31, 2014, our batch plants included 17 wet batch plants and 105 dry batch plants.

We maintain two types of load facilities for our volumetric ready-mixed concrete — main load sites and reload facilities. Both types of facilities typically include blending silos, a load-out pit, and a storm water system. A main load facility typically also includes a maintenance shop. We estimate that constructing a main load site would cost approximately $0.7 million, while constructing a reload facility would cost approximately $0.1 million.

Our batch operator at a dry batch plant simultaneously loads the dry components of stone, sand and cement with water and admixtures in a drum mixer truck that begins the mixing process during loading and continues that process en route to our customers' job sites. In a wet batch plant, the batch operator blends the dry components and water in a plant mixer from which an operator loads the mixed concrete into a drum mixer truck, which leaves for the job site promptly after loading. At a volumetric facility, our loader operator or mixer operator coordinates loading of the dry components of sand, course aggregates, and cement into the bins on the truck. Water and liquid admixtures are separately loaded into the tanks on the trucks before leaving the facility for the job site.

Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including:

•	the expected production demand for the plant;

•	capital and financing;

•	the expected types of projects the plant will service; and

•	the desired location of the plant.

Drum mixer trucks continuously rotate their loads en route to job sites in order to produce concrete at the desired consistency. Our drum mixer trucks typically have load capacities of 10 cubic yards, or approximately 20 tons, and a typical operating life of between 15 and 20 years, depending on total truck hours and miles. A new truck of this size currently costs between $160,000 and $225,000, depending on the geographic location and design specifications. Depending on the type of batch plant from which the drum mixer trucks generally are loaded, some components of the drum mixer trucks usually require refurbishment after three to five years. As of December 31, 2014, we operated a fleet of over 1,070 owned and leased drum mixer trucks, which had an average age of approximately eleven years.

Volumetric mixer trucks include individual bins and tanks, which are used to mix the raw materials at the customer's job site based on the customer's specifications. The volumetric mixing method provides only the concrete needed for the job, eliminating wasted materials and short load charges. Our volumetric mixer trucks typically have load capacities of eight cubic yards, or approximately 16 tons, and a typical operating life of between seven to nine years, depending on total truck hours and miles. A new truck of this size currently costs between $220,000 and $250,000, depending on the design specifications. Typically the truck's mixer unit will be rebuilt after the initial truck life, extending the operating life of the truck an additional five years. As of December 31, 2014, we operated a fleet of 109 owned volumetric mixer trucks, which had an average age of approximately nine years.

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

•
a batch operator, using a computerized batch panel, prepares the specified mixture from the order and oversees the loading of the drum mixer truck with either dry ingredients and water in a dry batch plant or the premixed concrete in a wet batch plant; and

•	the driver of the drum mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.

Our central dispatch system, where available, tracks the status of each drum mixer truck as to whether a particular truck is:

•	loading concrete;

•	en route to a particular job site;

•	on the job site;

•	discharging concrete;

•	being rinsed down; or

•	en route to a particular plant.

The system is updated continuously on the trucks’ status via signals received from sensors. In this manner, the dispatcher can determine the optimal routing and timing of subsequent deliveries by each drum mixer truck and monitor the performance of each driver.

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

Aggregate products

Our aggregate products segment produces crushed stone, sand and gravel from ten aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets. We produced approximately 4.4 million tons of aggregates during the year ended December 31, 2014, with Texas representing 56% and New Jersey representing 44% of the total production. We believe our aggregates reserves provide us with additional raw material sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

Other

Other products not associated with a reportable segment include our building materials stores, hauling operations, aggregates distribution terminals, lime slurry, Aridus rapid-drying concrete technology, brokered product sales, a recycled aggregates operation, and one precast concrete plant.

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

According to information available from the NRMCA, total volumes (measured in cubic yards) from the production and delivery of ready-mixed concrete in the United States over the past three years were as follows (in millions of cubic yards):

	2014	2013	2012
Total ready-mixed concrete volumes	326	301	290

According to recently published Dodge Construction data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in the past three years:

	2014	2013	2012
Commercial and industrial construction	16%	16%	15%
Residential construction	19%	19%	16%
Street and highway construction and paving	23%	23%	25%
Other public works and infrastructure construction	42%	42%	44%

According to FMI Corp. ("FMI"), spending on total residential, non-residential, and non-building construction is projected to grow at a steady rate through 2018. FMI projects the following growth rates in 2015: residential construction of 13-14%, commercial and office construction of 6%, and street and highway construction of 2%. According to the PCA, annual ready-mixed concrete usage is expected to strengthen in our key markets in Texas, California, New Jersey / New York and Washington D.C., with 2015 to 2018 estimated compound annual growth rates of 5.5%, 9.8%, 6.4% and 6.6%, respectively. Moreover, the median estimate of the National Association of Home Builders, Fannie Mae and other industry analysts predicting U.S. residential construction to continue to recover with over 792,000 and 363,000 single-family and multi-family housing starts in 2015, respectively.

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

Overall, prices for cement and aggregates increased in 2014, compared to 2013, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates. We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases. Today, in most of our markets, we believe there is an adequate supply of cement and aggregates. We experienced slightly decreased fuel costs during 2014.

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

Customers

Of our concrete product revenue for the year ended December 31, 2014, commercial and industrial construction represented approximately 60%, residential construction represented approximately 25% and street, highway construction and other public works represented approximately 15%. For the year ended December 31, 2014, no single customer or project accounted for more than 10% of our total revenue.

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

We continue to focus on developing new competitive advantages that will differentiate us from our competitors, such as our high-performing, low-CO2 concrete, Aridus rapid-drying concrete technology and EF Technology ready-mixed concrete products. For example, Central Concrete Supply Co., Inc. (“Central Concrete”), one of our subsidiaries, differentiated itself from its competitors to supply its high-performing, low-CO2 concrete for the SF Public Utilities Commission (“SFPUC”) headquarters. During the redesign phase, SFPUC invited Central Concrete to suggest solutions for SFPUC’s goal to use a set of concrete mixes that delivered up to 70% cement replacement materials, with no compromises on cost, finish or cure time for the mat foundation, slabs, columns and cores. SFPUC selected Central Concrete for the job in an open bidding process because its six different mixes met SFPUC’s demanding specifications by significantly cutting the cement content while delivering a net savings for SFPUC of 7.4 million pounds in CO2 emissions from embodied carbon, nearly 50% better than traditional concrete mixes.

Employees

As of December 31, 2014, we had 490 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and 1,654 hourly personnel. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of December 31, 2014, 617 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2015 and 2019. Under these agreements, we pay specified wages to covered employees and in most cases make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

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

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2014.

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

In the future, we may receive funding deficiency demands related to multi-employer plans to which we contribute. We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the other contributing employers in the plans has an effect on each of the other contributing employers, and the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

As of March 5, 2015, there are no material product defect claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defect claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2014.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2014.

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

Item 1A.   Risk Factors

The following risk factors represent our current view of the known material risks facing our businesses and are important to understanding our business.  The important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2015, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  In addition, these risks and uncertainties could adversely impact our business, financial condition, results of operations, cash flows and common stock price.  Further, the risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional risks and uncertainties that are not currently known to us, that we currently consider immaterial or that are not specific to us. This discussion includes a number of forward-looking statements.  Please see “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report.

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

Approximately 25% of our revenue for the year ended December 31, 2014 was from residential construction contractors. While mortgage lending conditions have slightly improved and lending volumes have increased since 2010, tightening of mortgage lending or mortgage financing requirements could adversely affect the ability to obtain credit for some borrowers, or reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. Another downturn in new home construction could also adversely affect our customers focused in residential construction, possibly resulting in slower payments, higher default rates in our accounts receivable, and an overall increase in working capital.

Our net revenue attributable to street, highway and other public works projects could be negatively impacted by a decrease or delay in governmental spending.

During the year ended December 31, 2014, approximately 15% of our ready-mixed concrete revenue was from street, highway and other public works projects. Construction activity on streets, highways and other public works projects is directly related to the amount of government funding available for such projects, which is affected by budget constraints currently being experienced by federal, state and local governments. In addition, if the U.S. government budget process results in a prolonged shutdown or reductions in government spending, we may experience delayed orders, delayed payments, and declines in revenues, profitability, and cash flows. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations and cash flows.

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

During 2014, we completed nine acquisitions. On an ongoing basis, as part of our strategy to pursue growth opportunities, we continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, the willingness of acquisition candidates we identify to sell; our ability to obtain financing or capital, if needed, on satisfactory terms; and, in some cases, regulatory approvals. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.

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

Residential construction and related demand for ready-mixed concrete has increased between 2012 and 2014. While cement prices increased as a result of this increased demand, cement supplies were at levels that indicated a very low risk of cement shortages in most of our markets. Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results by decreasing sales of ready-mixed concrete and increasing our costs of raw materials.

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

As of December 31, 2014, approximately 29% of our employees were covered by collective bargaining agreements, which expire between 2015 and 2019. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially and adversely affect our business, financial condition, results of operations, liquidity, and cash flows. Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

Participation in multi-employer defined benefit plans may impact our financial condition, results of operations and cash flows.

We contribute to 15 multi-employer defined benefit plans, which are subject to the requirements of the Pension Protection Act of 2006 (the “PPA”). For multi-employer defined benefit plans, the PPA established new funding requirements or rehabilitation requirements, additional funding rules for plans that are in endangered or critical status, and enhanced disclosure requirements to participants regarding a plan’s funding status. The Worker, Retiree, and Employer Recovery Act of 2008 (the “WRERA”) provided some funding relief to defined benefit plan sponsors affected by recent market conditions. The WRERA allowed multi-employer plan sponsors to elect to freeze their current funded status at the same funding status as the preceding plan year (for example, a calendar year plan that was not in critical or endangered status for 2008 was able to elect to retain that status for 2009), and sponsors of multi-employer plans in endangered or critical status in plan years beginning in 2008 or 2009 were allowed a three-year extension of funding improvement or rehabilitation plans (extending the timeline for these plans to achieve their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans). A number of the multi-employer pension plans to which we contribute are underfunded and are currently subject to funding improvement or rehabilitation requirements. Additionally, if we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans or the inability of plan sponsors to meet the funding or rehabilitation requirements would be material to our financial condition, results of operations and cash flows.

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

If one or more of the lenders under our revolving credit facility, which provides for aggregate borrowings of up to $175.0 million, subject to a borrowing base, (the "Revolving Facility"), were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced. Our inability to borrow additional amounts under our Revolving Facility could limit our ability to fund our future operations and growth.

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

As of December 31, 2014, we had $200.0 million of outstanding senior indebtedness represented by our 8.5% senior secured notes due 2018 (the “2018 Notes”). The 2018 Notes are governed by an indenture (the “Indenture”). We and certain of our subsidiaries are parties to a Loan and Security Agreement (as subsequently amended, the “2013 Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The 2013 Loan Agreement provides for aggregate borrowings of up to $175.0 million subject to a borrowing base, under the Revolving Facility. As of December 31, 2014, we had no outstanding borrowings under the Revolving Facility.

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

Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The 2013 Loan Agreement and the Indenture restrict our ability to conduct asset sales and / or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

We may still be able to incur significantly more debt or make certain restricted payments in the future. This could intensify already-existing risks related to our indebtedness.

The terms of the Indenture and the 2013 Loan Agreement contain restrictions on our and the guarantors’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or the guarantors could incur significant additional indebtedness in the future, much of which could constitute secured, senior or pari passu indebtedness. As of December 31, 2014, our Revolving Facility provided for unused borrowing capacity of up to $109.8 million (after taking into account $11.3 million of undrawn letters of credit and $2.2 million of other availability reserves).

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

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions, repurchase or redeem our stock or subordinated indebtedness or make certain investments;

•	prepay, redeem or repurchase certain debt;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other U.S. Concrete entities or restrict the ability to provide liens;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets;

•	engage in certain sale / leaseback transactions; and

•	with respect to the Indenture, designate our subsidiaries as unrestricted subsidiaries.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Facilities

Ready-mixed Concrete Segment

The table below lists our concrete plant facilities as of December 31, 2014.  We believe these plants are sufficient for our current needs. The volumes shown are the volumes each location produced in 2014.

	Owned			Leased			Volume (in thousands of cubic yards)
Locations	Fixed Standard	Volumetric	Portable	Fixed Standard	Portable	Total
California	14	—	2	2	—	18	1,559
New Jersey / New York / Washington, D.C.	20	—	—	3	—	23	1,028
Texas / Oklahoma	74	16	7	—	—	97	3,109
Total Ready-Mixed Concrete Segment	108	16	9	5	—	138	5,696

Aggregate Products Segment

The table below lists our aggregate facilities as of December 31, 2014.  The volumes shown are the volumes each location produced in 2014.

Locations	Owned	Leased	Total	Volume (in thousands of tons)
New Jersey	3	1	4	1,924
Texas / Oklahoma	2	4	6	2,463
Total Aggregate Products Segment	5	5	10	4,387

We produce crushed stone aggregates, sand and gravel, from ten aggregates facilities located in Texas and New Jersey. We also own two aggregate quarries that are leased to third parties for which we receive a royalty based on the volume of product produced and sold from the quarries during the term of the lease. We sell aggregates produced from the ten facilities in Texas and New Jersey for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 4.4 million tons of aggregates in 2014, with Texas producing 56% and New Jersey 44% of that total production. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability.

Other Non-Reportable Segments

In our other non-reportable segments, we own two lime slurry operations in Dallas / Ft. Worth, Texas; lease three aggregates distribution terminals in Brooklyn, New York; lease one recycled aggregates facility; and own one precast operation in Middleburg, Pennsylvania, which is currently classified as held for sale in the accompanying consolidated balance sheet.

Equipment

As of December 31, 2014, we had a fleet of over 1,070 owned and leased drum mixer trucks, 109 owned volumetric mixer trucks, and over 1,150 other rolling stock and vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our owned drum mixer trucks is approximately eleven years. The average age of our volumetric mixer trucks is approximately nine years.

For additional information related to our properties, see Item 1. Business of this report.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the ticker symbol “USCR.”

As of February 26, 2015, we had approximately 81 holders of record of our common stock and approximately 29,000 beneficial holders of our common stock.

The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2014		2013
	High	Low	High	Low
First Quarter	$28.64	$20.60	$14.91	$9.07
Second Quarter	$25.96	$22.38	$16.75	$12.58
Third Quarter	$26.93	$24.02	$22.21	$15.03
Fourth Quarter	$29.38	$21.48	$23.60	$18.78

We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 9, "Debt," to our consolidated financial statements included in this report, under the sub-headings "Senior Secured Credit Facility Expiring 2018" and "Senior Secured Notes due 2018."

Issuer Purchases of Equity Securities

Upon vesting of restricted stock awarded by the Company to employees, the Company may withhold shares to cover employee tax withholding obligations, other than for employees who have elected to satisfy their tax withholding requirements in the form of a cash payment. No shares of common stock were withheld to satisfy tax withholding obligations during the fourth quarter ended December 31, 2014. Our share repurchase program was approved by our board of directors on May 15, 2014 and allows us to repurchase up to $50.0 million of our common stock until the earlier of March 31, 2017 or a determination by our board of directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2014 to October 31, 2014	—	$—	—	$45,176,000
November 1, 2014 to November 30, 2014	—	—	—	45,176,000
December 1, 2014 to December 31, 2014	—	—	—	45,176,000
Total	—	$—	—	$45,176,000

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock, since October 15, 2010 with the cumulative total returns of the Russell 2000 index and a peer group selected by the Company. The graph assumes that the value of the investment in the Company's common stock, Russell 2000 index and a peer group was $100 on October 15, 2010 and is calculated assuming the quarterly reinvestment of dividends as applicable. Our peer group is defined as Cemex, S.A.B. de C.V., Eagle Materials Inc., Martin Marietta Materials Inc. and Vulcan Materials Company. Due to our emergence from bankruptcy on September 1, 2010, information for our common stock is only available from October 15, 2010.

The above performance graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6.    Selected Financial Data

The following table provides selected condensed consolidated financial data for the periods shown (in thousands). The data for the last five years has been derived from our audited consolidated financial statements. Our results are not necessarily indicative of future performance or results of operations. All of the data in the table should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in this report.

	Successor (1)(2)					Predecessor (1)(2)
	2014	2013	2012	2011	Period from Sept. 1 - Dec. 31, 2010	Period from Jan. 1 - Aug. 31, 2010
	(in thousands, except per share data)
FOR THE YEAR, EXCEPT AS INDICATED
Revenue	$703,714	$598,155	$517,221	$428,036	$136,387	$263,291
Net income (loss) from continuing operations (3)	$21,575	$(18,273)	$(24,351)	$(7,925)	$(4,213)	$47,411
Loss from discontinued operations, net of taxes	$(993)	$(1,856)	$(1,388)	$(3,778)	$(1,541)	$(34,566)
Net income (loss)	$20,582	$(20,129)	$(25,739)	$(11,703)	$(5,754)	$12,845
PER SHARE INFORMATION
Basic income (loss) per share:
Income (loss) from continuing operations	$1.59	$(1.42)	$(2.00)	$(0.66)	$(0.35)	$1.29
Loss from discontinued operations, net of taxes	(0.07)	(0.14)	(0.11)	(0.31)	(0.13)	(0.94)
Net income (loss) per share - basic	$1.52	$(1.56)	$(2.11)	$(0.97)	$(0.48)	$0.35
Diluted income (loss) per share:
Income (loss) from continuing operations	$1.55	$(1.42)	$(2.00)	$(0.66)	$(0.35)	$1.29
Loss from discontinued operations, net of taxes	(0.07)	(0.14)	(0.11)	(0.31)	(0.13)	(0.94)
Net income (loss) per share - diluted	$1.48	$(1.56)	$(2.11)	$(0.97)	$(0.48)	$0.35
POSITION AS OF END OF PERIOD
Total assets	$460,528	$413,990	$279,724	$269,654	$275,528	NA
Total debt	$220,437	$214,144	$63,459	$61,086	$53,181	NA

(1) Our results for 2010 have been recast to reflect our California and Arizona precast operations as discontinued operations, as a result of the sale of these businesses during 2012. In addition, our results for all periods presented have been recast to reflect our Pennsylvania precast operation as discontinued operations, as a result of its reclassification to held for sale effective with the first quarter of 2014.

(2) Our financial statements for periods prior to August 31, 2010 are not comparable with our financial statements for the periods on or after August 31, 2010, due to the adoption of fresh-start accounting under the provisions of Accounting Standards Codification ("ASC") 852 - Reorganizations. References to "Successor" refer to the Company on or after August 31, 2010, after giving effect to the provisions of our plan of reorganization. References to "Predecessor" refer to the Company prior to August 31, 2010.

(3) Our results for the period January 1, 2010 - August 31, 2010 include a benefit of $80.4 million, net of income taxes, for reorganization items.

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

Our Business

We are a leading producer of ready-mixed concrete in select geographic markets in the United States. We operate our business through two primary segments: (i) ready-mixed concrete and (ii) aggregate products. The results of operations for our California, Arizona and Pennsylvania precast concrete operations are included in discontinued operations for the periods presented.

Ready-mixed concrete. Our ready-mixed concrete segment (which represented 89.9% of our revenue for the year ended December 31, 2014) engages principally in the formulation, production and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs.

Aggregate products. Our aggregate products segment (which represented 4.5% of our revenue for the year ended December 31, 2014, excluding $21.0 million of intersegment sales) produces crushed stone, sand and gravel from ten aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 4.4 million tons of aggregates during the year ended December 31, 2014, with Texas representing 56% and New Jersey representing 44% of the total production. We consumed 47% of our aggregate production internally and sold 53% to third-party customers in 2014. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas, which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

Overview

The geographic markets for our products are generally local, and our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of those types of projects.

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

From 2007 through 2011, construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete. However, construction and related demand for ready-mixed concrete has improved since 2011. For the year ended December 31, 2014, our ready-mixed concrete sales volume increased 9.0% to 5.7 million cubic yards from 5.2 million cubic yards for the year ended December 31, 2013. Sales volume for the year ended December 31, 2014 was up in all of our major markets as compared to the year ended December 31, 2013 due to increased construction activity. We experienced a 6.6% increase in consolidated average ready-mixed concrete sales prices for 2014 compared to 2013, resulting in the 4th consecutive fiscal year of increased average selling prices. As a result of the increased ready-mixed concrete sales volume and higher sales prices, our revenue increased year-over-year. Additionally, the higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during fiscal year 2014, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Basis of Presentation

We operate our business in two reportable segments: (1) ready-mixed concrete and (2) aggregate products. Our ready-mixed concrete segment produces and sells ready-mixed concrete.  This segment serves the following principal markets: north and west Texas, California, New Jersey, New York, Washington, D.C. and Oklahoma.  With the acquisition of the volumetric ready-mixed concrete businesses during the fourth quarter of 2014 (see discussion at "Acquisitions" below), we have further expanded our Texas presence into all of the state's major metropolitan markets. Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New Jersey and New York markets in which our ready-mixed concrete segment operates.

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), and gain (loss) on extinguishment of debt. Additionally, Adjusted EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

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

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, net income or loss, is not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  See Note 20, "Business Segments," to our consolidated financial statements included in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before taxes.

On August 20, 2012, we completed the sale of substantially all of our California precast operations. On December 17, 2012, we completed the sale of substantially all of our assets associated with our Smith Precast operations in Phoenix, Arizona. In January 2014, our board of directors approved the sale of our one remaining precast concrete operation in Pennsylvania. Accordingly, we have classified this operation's assets and liabilities as held for sale in the accompanying consolidated balance sheet effective with the first quarter of 2014. The results of operations for our California, Arizona and Pennsylvania precast operations are included in discontinued operations for the periods presented.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of (i) financing seasonal working capital requirements; (ii) servicing our indebtedness; (iii) purchasing property and equipment; and (iv) payments related to strategic acquisitions. Our portfolio strategy includes strategic acquisitions and divestitures in various regions and markets; and we may seek financing for acquisitions, including additional debt or equity capital.

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

Our availability under the 2013 Loan Agreement at December 31, 2014 increased to $109.8 million from availability of $88.3 million at December 31, 2013 due to an increase in eligible accounts receivable, as well as an amendment in September 2014 which increased our borrowing capacity from $125.0 million to $175.0 million. We had no borrowings outstanding under the Revolving Facility as of December 31, 2014.

Our projection of our cash needs is based upon many factors, including without limitation, our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the Revolving Facility, proceeds from our 2018 Notes offering, and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business, not including potential acquisitions. The Revolving Facility and the 2018 Notes are scheduled to expire in October 2018 and mature in December 2018, respectively. If, however, the Revolving Facility, the 2018 Notes proceeds, and our operating cash flows are not adequate to fund our operations, we would need to obtain an amendment to the 2013 Loan Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets.

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and / or pricing, because of weakness in the markets in which we operate;

•	declines in gross margins due to shifts in our product mix or increases in the cost of our raw materials and fuel;

•
any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or as a result of payment difficulties experienced by our customers; and

•	inclement weather beyond normal patterns that could affect our sales volumes.
The following key financial measurements reflect our financial position and capital resources as of December 31, 2014 and 2013 (dollars in thousands):

	2014	2013
Cash and cash equivalents	$30,202	$112,667
Working capital	62,929	135,078
Total debt	220,437	214,144

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

The 2018 Notes are governed by the Indenture dated as of November 22, 2013, by and among the Company and U.S. Bank National Association, as trustee and noteholder collateral agent (the “Notes Collateral Agent”). We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions, as described below, and also contains customary events of default.

The Indenture contains covenants that restrict or limit our ability to, among other things:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

•	prepay, redeem or repurchase certain debt;

•	sell assets or issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other U.S. Concrete entities or restrict the ability to provide liens;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets;

•	engage in certain sale / leaseback transactions; and

•	designate our subsidiaries as unrestricted subsidiaries.

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

Senior Secured Credit Facility expiring 2018

On October 29, 2013, we entered into the 2013 Loan Agreement with the Lenders and the Administrative Agent, which amended and restated our existing credit agreement and provides us with the Revolving Facility. Under the terms of the 2013 Loan Agreement and in conjunction with the issuance of our 2018 Notes, the maximum credit availability under our Revolving Facility increased from $102.5 million to $125.0 million, and included an uncommitted accordion feature that allowed for an increase in the total commitments under the facility to as much as $175.0 million. On September 12, 2014, we amended the 2013 Loan Agreement to increase the maximum credit availability under our Revolving Facility from $125.0 million to $175.0 million. The amendment also removed certain conditions to funding, including the removal of (i) the uncommitted accordion feature, (ii) the maximum leverage ratio condition for the refinancing of certain senior secured notes of the Company, and (iii) a requirement that any such senior notes refinancing debt must mature six months or more after the expiration of the 2013 Loan Agreement. The 2013 Loan Agreement expires on October 2, 2018. As of both December 31, 2014 and December 31, 2013, under the Revolving Facility, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit.

On May 15, 2014, we amended the 2013 Loan Agreement to permit us to repurchase shares of our common stock in an amount up to $50.0 million, provided that no default or event of default under the terms of the 2013 Loan Agreement exists and is continuing or would result from the stock repurchase. We must pay for any stock repurchases with cash on hand, and we must not have any Revolver Loans (as defined in the 2013 Loan Agreement) outstanding at the time of any stock repurchase.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory and mixer trucks, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement and discussed further below. Our availability under the Revolving Facility at December 31, 2014 increased to $109.8 million from $88.3 million at December 31, 2013. The 2013 Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by Lenders of up to $12.5 million in excess of calculated borrowing base levels. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

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

The 2013 Loan Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the 2013 Loan Agreement. The 2013 Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2013 Loan Agreement. For the trailing twelve month period ended December 31, 2014, our fixed charge coverage ratio was 1.92 to 1.0. As of December 31, 2014, we were in compliance with all covenants under the 2013 Loan Agreement.

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

Other Debt

In 2013, we entered into master leasing agreements with GE Capital Commercial, Inc. and Capital One Equipment Finance Corporation to provide up to $10.0 million in total lease commitments for drum mixer trucks and other machinery and equipment. As of December 31, 2014, we have utilized $7.1 million of these lease commitments. Interest on these lease commitments accrues at fixed annual rates ranging from 4.15% to 4.80%, and payments are due monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease. During 2013 and 2014, we signed a series of promissory notes with Daimler Truck Financial for the purchase of drum mixer trucks totaling $13.6 million aggregate principal with fixed annual interest rates ranging from 2.99% to 3.23%, payable monthly for a term of five years. Also, in 2014, we entered into four lease agreements with SunTrust Equipment Finance and Leasing Corporation for a total commitment of $1.5 million, each with a fixed annual interest rate of 3.75%, payable monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

On August 31, 2010, we issued $55.0 million aggregate principal amount of 9.5% Convertible Notes due 2015 (the "Convertible Notes") pursuant to a subscription offering contemplated by our plan of reorganization (the "Plan").  Under the terms of the indenture governing the Convertible Notes, interest accrued at a rate of 9.5% per annum and was payable quarterly in cash in arrears. The notes mature on August 31, 2015. Concurrently with the issuance of the notes, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11, "Derivatives" to our consolidated financial statements included in this report). This discount was being accreted over the term of the Convertible Notes and included in interest expense prior to the Conversion Event, as described below.

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

In accordance with the indenture governing the Convertible Notes, we provided a Conversion Event Notice, as defined in the indenture, to the remaining holders of Convertible Notes on June 18, 2013. Holders had until the close of business on August 2, 2013 (as defined in the indenture, the "Conversion Termination Date") to tender their Convertible Notes for shares of common stock. Prior to August 3, 2013, holders tendered $6.4 million of Convertible Notes and were issued 0.6 million shares of our common stock. As of August 3, 2013, the remaining Convertible Notes no longer include a conversion feature and ceased to accrue interest. As of December 31, 2014, we had $0.1 million of Convertible Notes outstanding.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 9, "Debt," to our consolidated financial statements included in this report.
 Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt, other long-term obligations, and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. The fair value of our 2018 Notes as of December 31, 2014 was estimated to be $209.0 million, based on broker / dealer quoted market prices. The fair value of our Convertible Notes was approximately $0.1 million at both December 31, 2014 and December 31, 2013, with no embedded derivative. The fair value of issued warrants was $25.2 million and $21.7 million at December 31, 2014 and 2013, respectively. The fair value of the Bode Earn-out (as defined herein) associated with our acquisition of the Bode Companies during 2012 was $6.0 million, including a discount of $0.7 million, at December 31, 2014 and was $8.3 million, including a discount of $1.3 million, at December 31, 2013. See (i) Note 11, "Derivatives," to our consolidated financial statements included in this report for further information regarding our derivative liabilities, (ii) Note 12, "Other Long-Term Obligations and Deferred Credits," regarding the Bode Earn-out related to the Bode Companies acquisition, (iii) Note 13, "Fair Value Disclosures," regarding our fair value disclosure and (iv) Note 15, "Warrants," regarding the warrants.
Cash Flow

The net cash provided by or used in our operating, investing and financing activities is presented below (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Net cash provided by (used in):
Operating activities	$50,915	$24,180	$10,722
Investing activities	(118,478)	(26,104)	(4,806)
Financing activities	(14,902)	109,840	(5,394)
Net (decrease) increase in cash	$(82,465)	$107,916	$522

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.

Net cash provided by operating activities was $50.9 million for the year ended December 31, 2014, compared to $24.2 million for the year ended December 31, 2013. Cash from operating activities in 2014 was favorably impacted by our net income for the year of $20.6 million as well as the impact of significant non-cash expenses that were included in our 2014 net income; primarily $23.8 million of depreciation, depletion and amortization, $3.7 million of non-cash stock compensation expense and $3.6 million of non-cash loss on derivative. Partially offsetting this was $4.9 million used to fund working capital changes.

Our cash provided by operating activities in 2013 of $24.2 million was favorably impacted by significant non-cash expenses that were included in our 2013 net loss; primarily $30.0 million of non-cash loss on derivative, $19.0 million of depreciation, depletion and amortization, $5.4 million of non-cash stock compensation expense, and $2.2 million of non-cash amortization of debt issuance costs, partially offset by $1.0 million of non-cash gain on extinguishment of debt, and $14.1 million used to fund working capital changes.

Our cash provided by operating activities in 2012 was $10.7 million which was also favorably impacted by significant non-cash expenses included in our 2012 net loss; primarily $19.7 million of non-cash loss on derivative, $16.3 million in depreciation, depletion, and amortization, $2.6 million of non-cash loss on extinguishment of debt, $2.5 million in non-cash stock-based compensation, and $4.1 million in non-cash amortization of debt issuance costs, partially offset by $2.8 million in gains from sales of assets, and $4.0 million of non-cash income tax benefit, partially resulting from the acquisition of the Bode Companies which resulted in the reduction of our valuation allowance on our net deferred tax asset. In addition, in 2012, we used $3.7 million to fund working capital changes.

We used $118.5 million to fund investing activities in 2014, $26.1 million in 2013, and $4.8 million in 2012. During 2014, we paid $89.6 million to fund nine acquisitions compared to $4.4 million paid to fund one acquisition in 2013 and $28.6 million paid to fund two acquisitions in 2012. In addition, we paid $32.6 million in 2014 for purchases of plant improvements, plant equipment, drum mixer trucks, and other rolling stock compared to $20.0 million in 2013 and $8.4 million in 2012. Also in 2013, we paid a total of $2.3 million to Oldcastle and Jensen related to the re-acquisition of certain assets and settlement of certain liabilities associated with the disposal of our California and Arizona precast operations in 2012. During 2012, we received $27.0 million in proceeds from the sale of our California and Arizona precast operating units and $5.2 million for the sale of excess land, buildings and equipment.

Our net cash used in financing activities was $14.9 million in 2014 compared to $109.8 million provided by financing activities in 2013 and $5.4 million used in financing activities in 2012. Financing activities in 2014 included the repayment of $5.2 million of capital leases and notes used to fund capital expenditures, $4.8 million for the repurchase of our common stock under our share repurchase program, and $2.3 million for the first payment on the Bode Earn-out. Financing activities in 2013 included the proceeds from our $200 million note offering during the fourth quarter of 2013, net of related debt issuance costs, and redemption of $61.1 million aggregate principal of our 2013 Notes. We also paid off all of our existing borrowings under our Revolving Facility. During 2012, we reduced our borrowings under our credit facilities by $2.0 million and incurred $1.8 million of deferred financing costs in conjunction with new credit arrangements.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  For additional discussion on our operating leases, see Note 23, "Commitments and Contingencies," to our consolidated financial statements included in this report.

Commitments

The following are our contractual commitments associated with our indebtedness and our lease obligations as of December 31, 2014 (in millions):

Contractual obligations	Total	1 year or less	2-3 years	4-5 years	After 5 years
Principal on debt	$220.4	$5.1	$9.4	$205.8	$0.1
Interest on debt (1)	69.5	17.6	34.7	17.2	—
Operating leases	46.5	9.5	16.1	10.5	10.4
Total	$336.4	$32.2	$60.2	$233.5	$10.5

(1)	Consists of interest payments due under the 2018 Notes, capital leases, and other borrowings.

The following are our commercial commitments as of December 31, 2014 (in millions):

Other commercial commitments	Total	Less Than 1 year	1-3 years	4-5 years	After 5 years
Standby letters of credit	$11.3	$11.3	$—	$—	$—
Performance bonds	9.2	9.2	—	—	—
Total	$20.5	$20.5	$—	$—	$—

The standby letters of credit and performance bonds have not been drawn upon as of December 31, 2014. The following long-term liabilities included on the consolidated balance sheet are excluded from the table above:  accrued employment costs, income tax contingencies, insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.  As of December 31, 2014, the total unrecognized tax benefit related to uncertain tax positions was $3.6 million.  We believe it is unlikely a reduction in our uncertain tax positions will occur within the next 12 months.

Acquisitions

On October 20, 2014, we acquired the assets and liabilities of Custom-Crete, with operations in Dallas / Fort Worth, Houston, San Antonio, and Austin, Texas from Oldcastle Architectural, Inc., a wholly owned subsidiary of CRH plc for $37.4 million in cash. On December 5, 2014, we acquired the assets and liabilities of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC (collectively, "Mobile-Crete") with operations in San Antonio, Austin, and south Texas for $21.5 million in cash, plus potential earn-out payments of up to $3.0 million in cash (the "Mobile-Crete Earn-out"). The earn-out payments of up to $1.5 million in each of the next two years are tied to the applicable year's average daily closing price of West Texas Intermediate Crude Oil reaching certain predetermined levels.

The Custom-Crete and Mobile-Crete acquisitions included 16 volumetric ready-mixed concrete facilities and 109 volumetric ready-mixed concrete trucks. The addition of these operations expanded our presence into all of the major metropolitan markets in Texas and provided us with the capability to deliver ready-mixed concrete to our customers via on-site batching and mixing to customer specifications.

On October 20, 2014, we acquired the equity of NYSS for $15.2 million in cash. The NYSS acquisition included leases to operate two aggregate distribution terminals in New York. These terminals allow us to deliver raw materials more efficiently to our New Jersey / New York market.

Also during the year ended December 31, 2014, we completed six other acquisitions comprised of seven ready-mixed concrete plants and related assets in our New York and west Texas markets. The aggregate consideration paid consisted of $15.5 million in cash and $1.1 million in promissory notes. The acquisition of these assets expanded our business in our existing markets.

Purchase of Bodin Concrete Assets

On July 26, 2013, we acquired three ready-mixed concrete plants and related assets in our north Texas market from Bodin Concrete, L.P. for $4.4 million in cash. This acquisition allowed us to expand into the eastern corridor of the north Texas market in which we already operated.

Purchase of Bode Gravel and Bode Concrete Equity Interests

On October 30, 2012, we completed the acquisition of all of the outstanding equity interests of Bode Gravel and Bode Concrete, pursuant to an equity purchase agreement dated October 17, 2012. The Bode Companies operated two fixed and one portable ready-mixed concrete plant and 41 drum mixer trucks in the San Francisco, California area. The purchase price for the acquisition was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments (the "Bode Earn-out"). The earn-out payments are contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7.0 million in cash payable over a six-year period, resulting in total consideration fair value of $33.1 million. We funded the acquisition from cash on hand and borrowings under our Revolving Facility. In March 2013, we completed our final working capital adjustments with the former equity owners, resulting in a reduction in goodwill of $0.2 million. In January 2014, we made our first payment on the Bode Earn-out in the amount of $2.3 million.

Purchase of Colorado River Concrete Assets

On September 14, 2012, we purchased four ready-mixed concrete plants and related assets and inventory from Colorado River
Concrete L.P., Cindy & Robin Concrete, L.P. and E&R Artecona Family Limited Partnership in our west Texas market for $2.4 million in cash and a $1.9 million promissory note. The purchase of these assets allowed us to expand our business in Texas.

Divestitures

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

Other

During the third quarter of 2012, we made the decision to sell certain of our land and buildings in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell, which approximated net book value of $2.6 million. This transaction closed during the fourth quarter of 2012, and we received $3.2 million in proceeds. Accordingly, we recorded a gain on sale of assets of $0.6 million, which was included in our statement of operations for the year ended December 31, 2012.

For additional discussion on our acquisitions and divestitures, see Note 2, "Acquisitions and Dispositions" to our consolidated financial statements included in this report.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth selected historical statement of operations information and that information as a percentage of revenue for each of the periods indicated, as well as the increase or decrease from the prior year in dollars and percent.

	(amounts in thousands, except selling prices)
	Years Ended December 31,				Increase / (Decrease)
	2014		2013		$	%
Revenue	$703,714	100.0%	$598,155	100.0%	$105,559	17.6%
Cost of goods sold before depreciation, depletion and amortization	573,318	81.5	498,660	83.4	74,658	15.0
Selling, general and administrative expenses	61,850	8.8	59,424	9.9	2,426	4.1
Depreciation, depletion and amortization	23,849	3.4	18,868	3.2	4,981	26.4
Gain on sale of assets	(625)	(0.1)	(232)	—	393	169.4
Income from operations	45,322	6.4	21,435	3.6	23,887	111.4
Interest expense, net	20,431	2.9	11,332	1.9	9,099	80.3
Derivative loss	(3,556)	(0.5)	(29,964)	(5.0)	(26,408)	(88.1)
Gain on early extinguishment of debt	11	—	985	0.2	(974)	(98.9)
Other income, net	2,385	0.3	1,771	0.3	614	34.7
Income (loss) from continuing operations before income taxes	23,731	3.4	(17,105)	(2.9)	40,836	238.7
Income tax expense	2,156	0.3	1,168	0.2	988	84.6
Net income (loss) from continuing operations	21,575	3.1	(18,273)	(3.1)	39,848	218.1
Loss from discontinued operations, net of taxes	(993)	(0.1)	(1,856)	(0.3)	(863)	(46.5)
Net income (loss)	$20,582	2.9%	$(20,129)	(3.4)%	$40,711	202.3%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$110.85		$104.03		$6.82	6.6%
Sales volume in cubic yards	5,696		5,225		471	9.0%
Aggregates Data:
Average selling price per ton	$9.40		$8.84		$0.56	6.3%
Sales volume in tons	4,650		3,597		1,053	29.3%

Revenue. Our 2014 total revenue grew by $105.6 million, or 17.6%, from $598.2 million in 2013 to $703.7 million in 2014, primarily due to increased sales of ready-mixed concrete. We estimate that approximately $16.6 million, or 15.7%, of our 2014 revenue increase was the result of acquisitions completed during 2014. Ready-mixed concrete sales rose $87.5 million, or 16.0%, from $545.3 million in 2013 to $632.8 million in 2013, driven by a 9.0% increase in volume and a 6.6% increase in our average selling price. Sales of aggregates rose to $52.6 million in 2014 from $38.2 million in 2013, an increase of $14.4 million, or 37.7%, due to a 29.3% increase in volume and a 6.3% increase in average selling price. Other product revenues and eliminations, which includes our building materials, aggregate distribution, lime slurry, hauling business, and eliminations of our intersegment sales, increased by $3.7 million, or 25.1%, to $18.3 million in 2014 from $14.6 million in 2013, primarily due to the addition of the aggregates distribution business.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization ("DD&A"), increased $74.7 million, or 15.0%, from $498.7 million in 2013 to $573.3 million in 2014. Our costs were higher primarily due to volume growth in our two segments - ready-mixed concrete and aggregates - resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our material costs also increased as a result of higher cement and aggregate prices; however, we were generally able to pass these increases on to our customers. Our plant fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, and plant management, increased over the prior year due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in 2013. As a percentage of revenue, cost of goods sold before DD&A decreased by 1.9% in 2014 from 2013, as we were able to achieve greater efficiencies from our increased sales volume.

Selling, general and administrative expenses.  Selling, general and administrative, ("SG&A"), expenses increased $2.4 million, or 4.1%, in 2014 from $59.4 million in 2013 to $61.9 million in 2014.  Our increased 2014 SG&A costs primarily resulted from $2.9 million in higher bonus accruals and $1.8 million in higher legal and professional fees related to our acquisitions and divestitures. These increases were partially offset by a $1.8 million decrease in non-cash stock compensation expense. Non-cash stock compensation expense in 2013 included compensation expense resulting from achievement of the performance goal associated with delivery of a Conversion Event Notice (as defined in the indenture governing the Convertible Notes), which occurred on June 18, 2013, triggering the conversion of certain previously vested incentive restricted stock units to common shares. No compensation expense had previously been recognized for these grants, as achievement of the performance goal was not considered probable. Additional non-cash stock compensation expense was recorded in 2013 associated with certain restricted stock units that were contingent upon shareholder approval of the plan under which they were granted. The approval was obtained in May 2013. Furthermore, in 2013, we incurred $0.5 million of corporate relocation expenses. No such expenses were incurred in 2014. As a percentage of total revenue, SG&A expenses decreased to 8.8% in 2014 from 9.9% in 2013.

Gain on sale of assets. We recorded a gain on sale of assets of $0.6 million in 2014 versus $0.2 million in 2013. Our gain on sale of assets in 2014 and 2013 included sales of excess vehicles and equipment.

Depreciation, depletion and amortization.  DD&A expense for 2014 increased $5.0 million, or 26.4%, to $23.8 million from $18.9 million in 2013, primarily reflecting depreciation on additional plants, equipment and mixer trucks purchased to service demand.

Income from operations. Income from operations rose $23.9 million to $45.3 million in 2014 from $21.4 million in 2013. Increased ready-mixed concrete revenue driven by higher volume and pricing resulted in efficiencies that led to improvements in income from operations as a percentage of revenue, which we refer to as operating margins. In addition, we estimate that approximately $0.8 million, or 3.3%, of our increase in income from operations was attributable to 2014 acquisitions. Operating margins increased to 6.4% for 2014 compared to 3.6% for 2013.

Interest expense, net.  Net interest expense increased by $9.1 million, or 80.3%, to $20.4 million in 2014 from $11.3 million in 2013, reflecting primarily the impact of the issuance of our 2018 Notes during the fourth quarter of 2013.

Derivative loss. For the 2014 period, we recorded a non-cash loss on derivative of $3.6 million related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants"). All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP. Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss for the period. The key inputs in determining the fair value of our derivative liabilities of $25.2 million at December 31, 2014 include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period.

The non-cash loss from fair value changes in the Warrants for the 2014 period was primarily due to an increase in the price of our common stock and changes in our stock price volatility. This compares to the 2013 period, during which we recorded a non-cash loss from fair value changes in our Convertible Notes embedded derivative of approximately $13.1 million and $16.9 million related to fair value changes in our Warrants. These non-cash losses were primarily due to an increase in the price of our common stock and our stock price volatility. As of August 3, 2013, the conversion feature of our Convertible Notes terminated, which eliminated the embedded derivative.

Gain on extinguishment of debt. In 2013, we recorded a net $1.0 million non-cash gain on extinguishment of debt. This consisted of $4.3 million of non-cash gain related to the Exchange Offer of our Convertible Notes that were exchanged for 2013 Notes in March 2013, $1.7 million in non-cash loss associated with the Conversion Event, and $1.6 million in non-cash loss associated with the subsequent extinguishment of our 2013 Notes following receipt of the proceeds of our $200 million 2018 Notes offering in November 2013.

Other income, net. Other income for the 2014 period was $2.4 million compared to $1.8 million for the 2013 period. The increase from 2013 was primarily due to $0.3 million of additional income in 2014 from state and local tax incentive programs and $0.1 million from higher finance charge income received from our customers in 2014.

Income tax expense.  We recorded income tax expense allocated to continuing operations of approximately $2.2 million and $1.2 million for the years ended December 31, 2014 and December 31, 2013, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of December 31, 2014 and 2013 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of December 31, 2014 and 2013 was $4.5 million and $4.3 million, respectively.

Despite income in 2014 and projected future taxable income, the Company continues to be in a three year cumulative loss position and will, therefore, continue to record a valuation allowance on all U.S. deferred tax assets. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance. Our cumulative loss position will continue to change as a result of historical and current earnings performance. This change among other factors, may cause us to reduce our valuation allowance on deferred tax assets in the foreseeable future. Any adjustment to our valuation allowance would impact our income tax expense in the period our evaluation changes.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded tax expense of $2.2 million and $1.2 million in income from continuing operations for the years ended December 31, 2014 and 2013, respectively. We recorded tax expense of $0.2 million, allocated to discontinued operations for the year ended December 31, 2014 and a tax benefit of less than $0.1 million allocated to discontinued operations for the year ended December 31, 2013. The income tax amounts for continuing operations referred to above include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the years ended December 31, 2014 and 2013 nets to $0.

We reorganized pursuant to Chapter 11 of the bankruptcy code under the terms of our Plan, with an effective date of August 31, 2010. Under our Plan, our previously outstanding 8.375% Senior Subordinated Notes due 2014 were cancelled, giving rise to cancellation of indebtedness income ("CODI").  The Internal Revenue Code ("IRC"), provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Our CODI and required tax attribute reduction did not cause a significant change in our recorded deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes.

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010.  As a result, the amount of our pre-change net operating losses ("NOL's"), and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the Plan.  The ownership change and the resulting annual limitation on use of NOL's are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOL's available to offset taxable income in a specific year may result in the payment of income taxes before all NOL's have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOLs and other tax attributes.

Loss from discontinued operations.  The results of operations for our sold precast units located in California and Arizona, as well as our held for sale precast concrete operation in Pennsylvania, have been included in discontinued operations for all periods presented. In the fourth quarter of 2014, we recorded a loss on impairment of long-lived assets of $0.9 million related to our Pennsylvania precast concrete operation as the carrying value exceeded the net realizable value of the related long-lived assets. During 2013, pursuant to the terms of the related asset purchase agreements, we paid Oldcastle and Jensen $1.9 million and $0.5 million, respectively, related to the reacquisition of certain uncollected receivables and settlement of certain accrued liabilities. Of these amounts, a total of $0.7 million are included as a charge to discontinued operations for 2013.

Segment information

For a discussion of our segments and segment Adjusted EBITDA, see "Basis of Presentation", under this Item 7, earlier in this report. For a discussion and reconciliation of our segment Adjusted EBITDA, see Note 20, "Business Segments," to our consolidated financial statements in this report.

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Years Ended December 31,		Increase / (Decrease)
	2014	2013	$ or cubic yards, as applicable	%

Ready-mixed Concrete Segment
Revenue	$632,787	$545,302	$87,485	16.0%
Segment revenue as a percentage of total revenue	89.9%	91.2%
Adjusted EBITDA	$84,706	$58,583	$26,123	44.6%
Adjusted EBITDA as a percentage of segment revenue	13.4%	10.7%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$110.85	$104.03	$6.82	6.6%
Sales volume in thousands of cubic yards	5,696	5,225	471	9.0%

Revenue. Our ready-mixed concrete sales provided 89.9% of our total revenue in 2014, versus 91.2% in 2013. Segment revenue for 2014 rose $87.5 million, or 16.0%, over 2013 levels. We estimate that approximately $11.7 million of this increase, or 13.4%, was due to segment acquisitions during 2014. The 2014 revenue increase was driven primarily by a 9.0% increase in sales volume, or 0.5 million cubic yards. We estimate that approximately 20.0% of our volume increase was due to 2014 acquisitions. Increased volume provided $48.9 million, or approximately 55.9%, of our ready-mixed concrete revenue growth. We also experienced an approximate 6.6% increase in our ready-mixed concrete average selling price per cubic yard during 2014 as compared to 2013. Increased selling price contributed $38.6 million, or 44.1%, of our revenue growth. Our sales volume was higher in our Texas and New Jersey / New York markets due to increased construction activity. Volume in our California market was down slightly during 2014 as compared to 2013 partially due to significant lost weather days in December 2014 due to rain. However, overall revenue in our California market rose due to increased average selling price. We also saw a volume decline in our Washington, D.C. market due primarily to the timing of certain projects, partially offset by increased average selling price. Our average selling price increased in all of our markets.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose from $58.6 million in 2013 to $84.7 million in 2014, an increase of $26.1 million, or 44.6%. We estimate that approximately $1.6 million, or 6.1%, of our 2014 Adjusted EBITDA increase resulted from our 2014 segment acquisitions. Driving the growth in Adjusted EBITDA was a 9.0% increase in sales volume plus a 6.6% increase in our average selling price, which resulted in $87.5 million in higher revenue. Partially offsetting the growth in revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due to the higher volume. We also saw higher raw materials prices from our vendors during 2014, which increased our cost of goods sold for 2014. However, we were generally able to pass these price increases along to our customers. Our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, increased during 2014 due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenues rose to 13.4% in 2014 from 10.7% in the 2013 period, reflecting primarily the higher revenues and greater efficiencies.

Aggregate products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Years Ended December 31,		Increase / (Decrease)
	2014	2013	$ or tons, as applicable	%

Aggregate Products Segment
Revenue	$52,618	$38,213	$14,405	37.7%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	4.5%	3.6%
Adjusted EBITDA	$10,549	7,192	$3,357	46.7%
Adjusted EBITDA as a percentage of segment revenue	20.0%	18.8%

Aggregates Data:
Average selling price per ton	$9.40	$8.84	$0.56	6.3%
Sales volume in thousands of tons	4,650	3,597	1,053	29.3%

Revenue.  Sales of our aggregate products, excluding intersegment sales of $21.0 million, provided 4.5% of our total revenue in 2014, compared to 3.6%, excluding intersegment sales of $16.5 million, in 2013. Segment revenue rose $14.4 million, or 37.7%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 39.8% of our 2014 aggregates sales, or $21.0 million, were to our ready-mixed concrete segment, versus 43.2%, or $16.5 million, in 2013. Contributing to our overall aggregates revenue growth was in increase in volume of 1.1 million tons, which provided $9.3 million, or 64.6%, of our aggregates revenue increase. Our average selling price rose 6.3%, which provided $2.6 million, or 18.1%, of our increase in aggregates revenue. In addition, freight charges to deliver the aggregates to the external customer, as well as other charges, all of which are included in revenue, increased $2.4 million during 2014 and contributed 16.7% to our aggregates revenue growth.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment increased to $10.5 million in the 2014 period from $7.2 million in the 2013 period, primarily reflecting the higher sales volume and higher average selling price, partially offset by the related higher cost of goods sold associated with the increased volume. Our variable costs associated with cost of goods sold, which includes quarry labor and benefits, utilities, repairs and maintenance, pit costs to prepare the stone and gravel for use, and delivery costs, all rose due to the higher sales volumes. Our quarry fixed costs, which include primarily property taxes, equipment rental, and plant management costs, were higher compared to the previous year, primarily due to operating costs associated with two additional quarries that commenced production during 2014. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 20.0% in 2014 from 18.8% in 2013, primarily due to the increase in revenue and increased efficiencies.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth selected historical statement of operations information and that information as a percentage of revenue for each of the periods indicated, as well as the increase or decrease from the prior year in dollars and percent.

	(amounts in thousands, except selling prices)
	Years Ended December 31,				Increase / (Decrease)
	2013		2012		$	%
Revenue	$598,155	100.0%	$517,221	100.0%	$80,934	15.6%
Cost of goods sold before depreciation, depletion and amortization	498,660	83.4	441,524	85.4	57,136	12.9
Selling, general and administrative expenses	59,424	9.9	58,154	11.2	1,270	2.2
Depreciation, depletion and amortization	18,868	3.2	15,538	3.0	3,330	21.4
Gain on sale of assets	(232)	—	(649)	(0.1)	(417)	(64.3)
Income from operations	21,435	3.6	2,654	0.5	18,781	NM
Interest expense, net	11,332	1.9	11,344	2.2	(12)	(0.1)
Derivative loss	(29,964)	(5.0)	(19,725)	(3.8)	10,239	51.9
Gain (loss) on early extinguishment of debt	985	0.2	(2,630)	(0.5)	3,615	(137.5)
Other income, net	1,771	0.3	2,944	0.6	(1,173)	(39.8)
Loss from continuing operations before income taxes	(17,105)	(2.9)	(28,101)	(5.4)	(10,996)	(39.1)
Income tax expense (benefit)	1,168	0.2	(3,750)	(0.7)	4,918	131.1
Net loss from continuing operations	(18,273)	(3.1)	(24,351)	(4.7)	(6,078)	(25.0)
Loss from discontinued operations, net of taxes	(1,856)	(0.3)	(1,388)	(0.3)	468	33.7
Net loss	$(20,129)	(3.4)%	$(25,739)	(5.0)%	$(5,610)	(21.8)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$104.03		$97.59		$6.44	6.6%
Sales volume in cubic yards	5,225		4,839		386	8.0%
Aggregates Data:
Average selling price per ton	$8.84		$7.89		$0.95	12.0%
Sales volume in tons	3,597		3,407		190	5.6%

Revenue. Our 2013 total revenue grew by $80.9 million, or 15.6%, from $517.2 million in 2012 to $598.2 million in 2013, primarily due to increased sales of ready-mixed concrete. Ready-mixed concrete sales increased $71.5 million, or 15.1%, from $473.8 million in 2012 to $545.3 million in 2013, driven by an 8.0% volume increase and a 6.6% increase in our average selling price. Sales of aggregates rose to $38.2 million in 2013 from $32.0 million in 2012, an increase of $6.2 million, or 19.4%, due to a 5.6% increase in volume and a 12.0% increase in average selling price. Other product revenues and eliminations, which includes our building materials, lime slurry, hauling business, and eliminations of our intersegment sales, increased by $3.2 million, or 28.2%, to $14.6 million in 2013 from $11.4 million in 2012, primarily due to increased building materials sales.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before DD&A, increased $57.1 million, or 12.9%, from $441.5 million in 2012 to $498.7 million in 2013. Our costs were higher primarily due to volume growth in our two segments - ready-mixed concrete and aggregates - resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Plant fixed costs, which primarily consists of leased equipment costs, property taxes, dispatch costs, and plant management, increased slightly over the prior year. As a percentage of revenue, cost of goods sold before DD&A decreased by 2.0% in 2013 from 2012, as we were able to achieve greater efficiencies from our increased sales volume.

Selling, general and administrative expenses.  SG&A expenses increased $1.3 million, or 2.2%, in 2013 from $58.2 million in 2012 to $59.4 million in 2013.  Our increased 2013 SG&A costs primarily resulted from a $2.9 million increase in non-cash stock compensation and $1.2 million in higher bonus accruals. These increases were partially offset by lower 2013 costs associated with the relocation of our corporate headquarters from Houston, Texas to Euless, Texas during 2012, which totaled $0.5 million in 2013 compared to $2.5 million in 2012, as well as lower legal and professional fees, which includes fees related to our acquisitions and divestitures. As a percentage of total revenue, SG&A expenses decreased to 9.9% in 2013 from 11.2% in 2012.

Gain on sale of assets. We recorded a gain on sale of assets of $0.2 million in 2013 versus $0.6 million in 2012. Our gain on sale of assets in 2013 included sales of excess vehicles and equipment. In 2012, we sold certain of our land and buildings in northern California during the fourth quarter.

Depreciation, depletion and amortization.  DD&A expense for 2013 increased $3.3 million, or 21.4%, to $18.9 million in 2013, from $15.5 million in 2012, primarily due to the full year impact of DD&A for the Bode assets acquired in October 2012.

Income from operations. Income from operations rose $18.8 million to $21.4 million in 2013 from $2.7 million in 2012. Increased revenue from both higher volume and higher pricing resulted in increased efficiencies that led to improvements in income from operations as a percentage of revenue, which we refer to as operating margins. Operating margins increased to 3.6% for 2013 compared to 0.5% for 2012.

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

Gain (loss) on extinguishment of debt. In 2013, we recorded a net $1.0 million non-cash gain on extinguishment of debt. This consisted of $4.3 million of non cash gain related to the Exchange Offer of our Convertible Notes that were exchanged for 2013 Notes in March 2013, $1.7 million in non-cash loss associated with the Conversion Event, and $1.6 million in non-cash loss associated with the subsequent extinguishment of our 2013 Notes following receipt of the proceeds of our $200 million 2018 Notes offering in November 2013. In the third quarter of 2012, we recorded a $2.6 million non-cash loss from the write-off of the unamortized balance of our deferred costs from our prior 2010 credit agreement that was terminated concurrently with the signing of the credit agreement that was entered into on August 31, 2012.

Other income, net. Other income for the 2013 period was $1.8 million compared to $2.9 million for the 2012 period. The decrease from 2012 was primarily due to the receipt in 2012 of $0.5 million in royalty payments related to mineral rights on a property in west Texas, and the receipt of $0.6 million for an insurance settlement related to litigation filed in previous years for which no benefit was expected to be received by the Company.

Income tax expense (benefit).  We recorded an income tax expense (benefit) allocated to continuing operations of approximately $1.2 million and $(3.8) million for the years ended December 31, 2013 and December 31, 2012, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded tax expense of $1.2 million in loss from continuing operations for the year ended December 31, 2013 and a tax benefit of $3.8 million in loss from continuing operations for the year ended December 31, 2012. We recorded a tax benefit of less than $0.1 million allocated to discontinued operations for both the years ended December 31, 2013 and 2012. The income tax amounts for continuing operations referred to above include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the years ended December 31, 2013 and 2012 nets to $0.

We reorganized pursuant to Chapter 11 of the bankruptcy code under the terms of our Plan, with an effective date of August 31, 2010. Under our Plan, our previously outstanding 8.375% Senior Subordinated Notes due 2014 were cancelled, giving rise to CODI.  The IRC provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Our CODI and required tax attribute reduction did not cause a significant change in our recorded deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance that is currently reducing the carrying value of such tax attributes.

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010.  As a result, the amount of our pre-change NOL's, and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the Plan.  The ownership change and the resulting annual limitation on use of NOL's are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOL's available to offset taxable income in a specific year may result in the payment of income taxes before all NOL's have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOL's and other tax attributes.

Gain (loss) from discontinued operations.  The results of operations for our sold precast units located in California and Arizona, as well as our held for sale precast operation in Pennsylvania, have been included in discontinued operations for 2013 and 2012.

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

On August 2, 2012, we executed a definitive asset purchase agreement to sell substantially all of the Company's California precast operations to Oldcastle for $21.3 million in cash, plus net working capital adjustments. The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items. The transaction was completed on August 20, 2012. For 2012, we recognized a $1.5 million gain from the sale of these operations. The gain and income tax expense for these units have been included in discontinued operations for the periods presented.

During 2013, pursuant to the terms of the related asset purchase agreements, we paid Oldcastle and Jensen $1.9 million and $0.5 million, respectively, related to the reacquisition of certain uncollected receivables and settlement of certain accrued liabilities. Of these amounts, a total of $0.7 million are included as a charge to discontinued operations for 2013.

Segment information

For a discussion of our segments and segment Adjusted EBITDA, see "Basis of Presentation", under this Item 7, earlier in this report. For a discussion and reconciliation of our segment Adjusted EBITDA, see Note 20, "Business Segments," to our consolidated financial statements in this report.

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Years Ended December 31,		Increase / (Decrease)
	2013	2012	$ or cubic yards, as applicable	%

Ready-mixed Concrete Segment
Revenue	$545,302	$473,807	$71,495	15.1%
Segment revenue as a percentage of total revenue	91.2%	91.6%
Adjusted EBITDA	$58,583	$41,486	$17,097	41.2%
Adjusted EBITDA as a percentage of segment revenue	10.7%	8.8%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$104.03	$97.59	$6.44	6.6%
Sales volume in thousands of cubic yards	5,225	4,839	386	8.0%

Revenue. Our ready-mixed concrete sales provided 91.2% of our total revenue in 2013, versus 91.6% in 2012. Segment revenue for 2013 rose $71.5 million, or 15.1%, over 2012 levels. This increase was driven primarily by an 8.0% increase in sales volume, or 0.4 million cubic yards. Increased volume provided $37.7 million, or approximately 52.7%, of our ready-mixed concrete revenue growth. We also experienced an approximate 6.6% increase in our ready-mixed concrete average selling price per cubic yard during 2013 as compared to 2012. Increased selling price contributed $33.6 million, or 47.1%, of our revenue growth. Our volume was higher in all of our major markets, excluding west Texas, which was down slightly versus prior year due to more lost weather days during the fourth quarter of 2013 than in the fourth quarter of 2012. Our average selling price increased in all of our major markets, except for the New Jersey / New York area, which was down slightly in 2013 due to a combination of increased competitive pressure in New York and higher volume in New Jersey, which carries a lower average selling price than New York.

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

Revenue.  Sales of our aggregate products, excluding intersegment sales of $16.5 million, provided 3.5% of our total revenue in 2013, compared to 3.4%, excluding intersegment sales of $13.7 million, in 2012. Segment revenue rose $6.2 million, or 19.4%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 43.2% of our 2013 aggregates sales, or $16.5 million, were to our ready-mixed concrete segment, versus 42.9%, or $13.7 million, in 2012. Contributing to our overall aggregates revenue growth was in increase in volume of 0.2 million tons, which provided $1.5 million, or 24.1%, of our aggregates revenue increase. Our average selling price rose 12.0%, which provided $3.4 million, or 55.0%, of our increase in aggregates revenue. In addition, freight charges to deliver the aggregates to the external customer, as well as other charges, all of which are included in revenue, increased $1.3 million during 2013 and contributed 21.0% to our aggregates revenue growth.

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

Critical Accounting Policies and Estimates

Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in this report describes the significant accounting policies we use in preparing those statements. We believe the most complex and sensitive judgments, because of their significance to our financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. We have listed below those policies which we believe are critical and involve complex judgment in their application to our financial statements. Actual results in these areas could differ from our estimates.

Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, using a two-step process, which requires us to make certain judgments and assumptions in our calculations. The first step of the process involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value. We estimate fair value using an equally weighted combination of discounted cash flows and multiples of revenue and EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of revenue and EBITDA are calculated using the trailing twelve months results compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt. If the fair value exceeds the carrying value, the second step is not performed and no impairment is recorded. If however, the fair value is below the carrying value, a second step is performed to calculate the amount of the impairment by measuring the goodwill at an implied fair value. We completed our annual assessment of impairment during the fourth quarter of 2014 for those units with goodwill as of January 1, 2014, and there was no impairment. In the absence of any evidence to the contrary, we consider goodwill resulting from acquisitions in the current year to be recorded at fair value and not impaired, as the arm's length transactions that generated the goodwill were completed at a market rate. Our fair value estimates were determined using estimates and assumptions we believed to be reasonable at the time. Changes in those assumptions or estimates could impact the calculated fair value of the reporting units. See Note 4, "Goodwill and Intangible Assets, Net," to our consolidated financial statements included in this report for additional information about our goodwill.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with authoritative accounting guidance related to the impairment or disposal of long-lived assets. We compare the carrying values of long-lived assets to our projection of future undiscounted cash flows attributable to those assets.  If the carrying value of a long-lived asset exceeds the future undiscounted cash flows we project will be derived from that asset, we record an impairment loss equal to the excess of the carrying value over the fair value. Actual useful lives and future cash flows could be different from those we estimate. These differences could have a material effect on our future operating results.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  We believe our workers’ compensation, automobile and general liability per occurrence retentions are consistent with industry practices, although there are variations among our business units.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $9.5 million as of December 31, 2014, compared to $8.6 million as of December 31, 2013, which is classified in accrued liabilities. The increase in 2014 was primarily attributable to increased loss reserves.

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

We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Based on the assessment, we recorded a valuation allowance of $34.9 million at December 31, 2014 and $44.5 million at December 31, 2013.  In determining the valuation allowance in 2014 and 2013, we used such factors as (i) cumulative federal taxable losses, (ii) the amount of deferred tax liabilities that we generally expect to reverse in the same period and jurisdiction that are of the same character as the temporary differences giving rise to our deferred tax assets and (iii) certain tax contingencies under authoritative accounting guidance related to accounting for uncertainty in income taxes which, should they materialize, would be offset by our net operating loss generated in 2008 through 2013.  We provided a valuation allowance in 2014 and 2013 related to certain federal and state income tax attributes we did not believe we could utilize within the tax loss carryforward periods.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  See Note 17, "Income Taxes," to our consolidated financial statements included in this report for further discussion.

Derivative Instruments

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of the Warrants and Convertible Notes on August 31, 2010.  All of our derivative liability related to our Convertible Notes was extinguished during 2013 as a result of the Conversion Event and the Exchange Offer. None of our derivatives manage business risk or are executed for speculative purposes. All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in gain or loss. Fair value is estimated using a Black-Scholes model for the Warrants. The key inputs in determining fair value of our derivative liabilities of $25.2 million and $21.7 million at December 31, 2014 and 2013, respectively, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. See Note 11, "Derivatives," to our consolidated financial statements included in this report for additional information about our derivatives.

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

Recent Accounting Pronouncements

For a discussion of recently adopted accounting standards, see Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  At December 31, 2014, we were required to account for our Warrants as derivative instruments.  All derivatives are required to be recorded on the balance sheet at their fair values.  None of our derivatives manage business risk or are entered into for speculative purposes. Each quarter, we determine the fair value of our derivative liabilities, and changes result in a gain or loss. The key inputs in determining fair value of our derivative liabilities of $25.2 million at December 31, 2014, include our stock price, stock price volatility, risk free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period.

A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our warrant derivative liability by approximately $4.0 million, resulting in a loss in the same amount. A 5% decrease in these same factors would result in a decrease in the Warrant derivative liability of approximately $3.9 million, and a gain of the same amount. During the year ended December 31, 2014, we recorded a non-cash loss from fair value changes in our Warrants of approximately $3.6 million. The loss was due primarily to an increase in the price of our common stock and changes in our stock price volatility.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the agreement. As we had no outstanding borrowings under this facility as of December 31, 2014, a one percent change in the applicable rate would not change our annual interest expense.

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

We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 6, 2015

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$30,202	$112,667
Trade accounts receivable, net	114,902	92,163
Inventories	31,722	27,610
Deferred income taxes	1,887	708
Prepaid expenses	3,965	3,416
Other receivables	6,519	3,205
Assets held for sale	3,779	—
Other current assets	301	2,457
Total current assets	193,277	242,226
Property, plant and equipment, net	176,524	138,560
Goodwill	50,757	11,646
Intangible assets, net	31,720	13,073
Other assets	8,250	8,485
Total assets	$460,528	$413,990
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,705	$38,518
Accrued liabilities	50,391	42,950
Current maturities of long-term debt	5,104	3,990
Derivative liabilities	25,246	21,690
Liabilities held for sale	902	—
Total current liabilities	130,348	107,148
Long-term debt, net of current maturities	215,333	210,154
Other long-term obligations and deferred credits	6,940	7,921
Deferred income taxes	6,427	5,040
Total liabilities	359,048	330,263
Commitments and contingencies (Note 23)
Equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000 shares authorized; 14,675 and 14,450 shares issued, respectively; and 13,978 and 14,036 shares outstanding, respectively)	15	14
Additional paid-in capital	156,745	152,695
Accumulated deficit	(42,743)	(63,325)
Treasury stock, at cost (697 and 414 common shares, respectively)	(12,537)	(5,657)
Total equity	101,480	83,727
Total liabilities and equity	$460,528	$413,990

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenue	$703,714	$598,155	$517,221
Cost of goods sold before depreciation, depletion and amortization	573,318	498,660	441,524
Selling, general and administrative expenses	61,850	59,424	58,154
Depreciation, depletion and amortization	23,849	18,868	15,538
Gain on sale of assets	(625)	(232)	(649)
Income from operations	45,322	21,435	2,654
Interest expense, net	20,431	11,332	11,344
Derivative loss	(3,556)	(29,964)	(19,725)
Gain (loss) on early extinguishment of debt	11	985	(2,630)
Other income, net	2,385	1,771	2,944
Income (loss) from continuing operations before income taxes	23,731	(17,105)	(28,101)
Income tax expense (benefit)	2,156	1,168	(3,750)
Net income (loss) from continuing operations	21,575	(18,273)	(24,351)
Loss from discontinued operations, net of taxes	(993)	(1,856)	(1,388)
Net income (loss)	20,582	$(20,129)	$(25,739)

Basic income (loss) per share:
Income (loss) from continuing operations	$1.59	$(1.42)	$(2.00)
Loss from discontinued operations, net of income tax	(0.07)	(0.14)	(0.11)
Net income (loss) per share - basic	$1.52	$(1.56)	$(2.11)

Diluted income (loss) per share:
Income (loss) from continuing operations	$1.55	$(1.42)	$(2.00)
Loss from discontinued operations, net of taxes	(0.07)	(0.14)	(0.11)
Net income (loss) per share - diluted	$1.48	$(1.56)	$(2.11)

Weighted average shares outstanding:
Basic	13,541	12,917	12,203
Diluted	13,898	12,917	12,203

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity (Deficit)
BALANCE, January 1, 2012	12,867	$13	$133,939	$(17,457)	$(415)	$116,080
Stock-based compensation	—	—	2,512	—	—	2,512
Restricted stock vesting	117	—	—	—	—	—
Restricted stock grants	432	—	—	—	—	—
Other treasury share purchases	(58)	—	—	—	(329)	(329)
Net loss	—	—	—	(25,739)	—	(25,739)
BALANCE, December 31, 2012	13,358	$13	$136,451	$(43,196)	$(744)	$92,524
Stock-based compensation	—	—	5,429	—	—	5,429
Restricted stock vesting	183	—	—	—	—	—
Restricted stock grants	166	—	—	—	—	—
Stock options exercised	17	—	224	—	—	224
Conversion of convertible debt	608	1	10,591	—	—	10,592
Other treasury share purchases	(296)	—	—	—	(4,913)	(4,913)
Net loss	—	—	—	(20,129)	—	(20,129)
BALANCE, December 31, 2013	14,036	$14	$152,695	$(63,325)	$(5,657)	$83,727
Stock-based compensation	—	—	3,655	—	—	3,655
Restricted stock vesting	28	—	—	—	—	—
Restricted stock grants	169	1	—	—	—	1
Stock options exercised	27	—	377	—	—	377
Warrants exercised	1	—	18	—	—	18
Share repurchase program	(200)	—	—	—	(4,824)	(4,824)
Other treasury share purchases	(83)	—	—	—	(2,056)	(2,056)
Net income	—	—	—	20,582	—	20,582
BALANCE, December 31, 2014	13,978	$15	$156,745	$(42,743)	$(12,537)	$101,480

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,582	$(20,129)	$(25,739)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	23,849	19,016	16,328
Debt issuance cost amortization	1,679	2,164	4,089
(Gain) loss on extinguishment of debt	(11)	(985)	2,630
Amortization of facility exit costs	—	(142)	(89)
Amortization of discount on long-term incentive plan and other accrued interest	425	512	104
Net loss on derivative	3,556	29,964	19,725
Loss on impairment of long-lived assets	900	—	—
Net gain on sale of assets	(1,265)	(13)	(2,803)
Deferred income taxes	864	818	(4,014)
Deferred rent	—	510	—
Provision for doubtful accounts and customer disputes	1,533	1,103	1,304
Facility exit costs	—	—	358
Stock-based compensation	3,655	5,429	2,512
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(13,466)	(8,982)	(4,858)
Inventories	(2,534)	(2,574)	(209)
Prepaid expenses and other current assets	217	2,497	(2,405)
Other assets and liabilities, net	(380)	(2,732)	(338)
Accounts payable and accrued liabilities	11,311	(2,276)	4,127
Net cash provided by operating activities	50,915	24,180	10,722
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32,584)	(19,988)	(8,405)
Payments for acquisitions	(89,602)	(4,410)	(28,578)
Proceeds from disposals of property, plant and equipment	3,708	627	5,155
(Payments for) proceeds from disposals of business units	—	(2,333)	27,022
Net cash used in investing activities	(118,478)	(26,104)	(4,806)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	213	137,302	172,546
Repayments of revolver borrowings	(213)	(150,602)	(174,509)
Proceeds from debt issuance	—	200,000	—
Repayments of debt	—	(61,113)	—
Proceeds from exercise of stock options and warrants	396	224	—
Payments of other long-term obligations	(2,250)	—	—
Payments for other financing	(5,194)	(1,995)	(1,277)
Debt issuance costs	(974)	(9,063)	(1,825)
Payments for share repurchases	(4,824)	—	—
Other treasury share purchases	(2,056)	(4,913)	(329)
Net cash (used in) provided by financing activities	(14,902)	109,840	(5,394)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(82,465)	107,916	522
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,667	4,751	4,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,202	$112,667	$4,751

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$18,636	$7,324	$7,258
Cash paid for income taxes	$1,464	$305	$263

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Conversion of convertible debt to equity	$—	$6,381	$—
Capital expenditures funded by capital leases and promissory notes	$11,161	$11,891	$—

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

During 2014, we completed nine acquisitions consisting of seven standard ready-mixed concrete plants and related assets, 16 volumetric ready-mixed concrete facilities, 109 volumetric ready-mixed concrete trucks and related assets, and leases to operate two aggregate distribution terminals in New York and related assets and liabilities (see Note 2). All of the assets acquired and liabilities assumed were recorded at their respective fair values as of the date of the acquisition, and the results of operations are included in the consolidated financial statements from the respective dates of acquisition.

In January 2014, our Board of Directors (the "Board") approved the sale of our one remaining precast concrete operation in Pennsylvania. Accordingly, we have classified this operation's assets and liabilities as held for sale in the accompanying condensed consolidated balance sheet effective with the first quarter of 2014. The results of operations for this unit has been included in discontinued operations for the periods presented.

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

Assets and Liabilities Held for Sale

We classify long-lived assets (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of such assets (disposal groups); an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset (disposal group) that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset (disposal group) until the date of sale. We assess the fair value of a long-lived asset (disposal group) less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset (disposal group), as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Upon determining that a long-lived asset meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in our consolidated balance sheet.

Cash and Cash Equivalents

We record as cash equivalents all highly liquid investments having maturities of three months or less at the date of purchase. Our cash equivalents may include money market accounts, certificates of deposit and commercial paper of highly rated corporate or government issuers. We classify our cash equivalents as held-to-maturity. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The maximum amount placed in any one financial institution is limited in order to reduce risk. At times, our investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses on these accounts. Cash held as collateral or escrowed for contingent liabilities is included in other current and noncurrent assets based on the expected release date of the underlying obligation.

Accounts Receivable

Accounts receivables are reported net of allowance for doubtful accounts and customer disputes. We maintain an allowance for accounts receivable that we believe may not be collected in full. A provision for bad debt expense recorded to selling, general and administrative expenses increases the allowance. A provision for customer disputes recorded as a reduction to revenue also increases the allowance. Accounts receivable are written off when we determine the receivable will not be collected. Accounts receivable that we write off our books decrease the allowance.  We determine the amount of bad debt expense and customer dispute losses we record each period and the resulting adequacy of the allowance at the end of each period by using a combination of historical loss experience, a customer-by-customer analysis of our accounts receivable balances each period, and subjective assessments of our loss exposure.

Inventories

Inventories consist primarily of cement and other raw materials, aggregates at our pits and quarries, and building materials that we hold for sale or use in the ordinary course of business. Inventories are stated at the lower of cost or fair market value using the average cost and first-in, first-out methods. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. Once the new cost basis is established, the value is not increased with any changes in circumstances that would indicate an increase after the remeasurement. If actual product demand or market conditions are less favorable than those projected by management, inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position.

Prepaid Expenses

Prepaid expenses primarily include amounts we have paid for insurance, licenses, taxes, rent and maintenance contracts. We expense or amortize all prepaid amounts as used or over the period of benefit, as applicable.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment, Net

We state property, plant and equipment at cost and use the straight-line method to compute depreciation of these assets other than mineral deposits over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from one to 12 years; and other, from three to 10 years. We capitalize leasehold improvements on properties held under operating leases and amortize those costs over the lesser of their estimated useful lives or the applicable lease term.  We compute depletion of mineral deposits as such deposits are extracted utilizing the unit-of-production method. We expense maintenance and repair costs when incurred and capitalize and depreciate expenditures for major renewals and betterments that extend the useful lives of our existing assets.  When we retire or dispose of property, plant or equipment, we remove the related cost and accumulated depreciation from our accounts and reflect any resulting gain or loss in our statements of operations.

Impairment of Long-lived assets

We evaluate the recoverability of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the applicable construction sector and other factors.  If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value.  Assets to be disposed of by sale are reflected at the lower of their carrying amounts, or fair values, less cost to sell. We test for impairment using a multi-tiered approach that incorporates an equal weighting to a multiple of earnings and an equal weighting to undiscounted estimated future cash flows.

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

Debt Issue Costs

We amortize debt issue costs related to our $175.0 million asset-based revolving credit facility (the "Revolving Facility"), our 8.5% Senior Secured Notes due 2018 (the "2018 Notes"), and our 9.5% Convertible Secured Notes due 2015 (the "Convertible Notes") as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $6.8 million and $7.6 million as of December 31, 2014 and 2013, respectively. We include unamortized debt issuance costs in other assets. See Note 9 for additional information regarding our debt, and Note 10 regarding our extinguishment of debt during 2013 and 2012.

Revenue and Expenses

We derive substantially all of our revenue from the production and delivery of ready-mixed concrete, aggregates, and related building materials.  We recognize revenue, net of sales tax, when products are delivered, selling price is fixed or determinable, persuasive evidence of an arrangement exists, and collection is reasonably assured.  Amounts billed to customers for delivery costs are classified as a component of total revenues and the related delivery costs (excluding depreciation) are classified as a component

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of total cost of goods sold. Cost of goods sold consists primarily of product costs and operating expenses (excluding depreciation, depletion and amortization).  Operating expenses consist primarily of wages, benefits, insurance and other expenses attributable to plant operations, repairs and maintenance, and delivery costs.  Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses, and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses, provision for doubtful accounts, and legal and professional fees.

Deferred Rent

We recognize escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payment and rent expense recognized being recorded as deferred rent in accrued liabilities in the accompanying consolidated balance sheets.

Insurance Programs

We maintain third-party insurance coverage against certain risks. Under our insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  In connection with these automobile, general liability and workers’ compensation insurance programs, we have entered into standby letters of credit agreements totaling $11.3 million as of both December 31, 2014 and 2013.  We fund our deductibles and record an expense for losses we expect under the programs.  We determine expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure.  The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  The amounts accrued for self-insured claims were $9.5 million and $8.6 million as of December 31, 2014 and 2013, respectively.  We include these accruals in accrued liabilities.

Income Taxes

In accordance with Accounting Standards Codification ("ASC") 740 - Income Taxes, we use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We have a valuation allowance of $34.9 million and $44.5 million as of December 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt, other long-term obligations, and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker / dealer quoted market prices, was $209.0 million as of December 31, 2014. The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. The fair value of our Convertible Notes was $0.1 million at both December 31, 2014 and 2013, with no embedded derivative. The fair value of issued Warrants (as defined herein) was $25.2 million and $21.7 million at December 31, 2014 and 2013, respectively. The fair value of the Bode Earn-out (as defined herein) associated with the acquisition of the Bode Companies was $5.3 million at December 31, 2014 and $7.0 million at December 31, 2013. For further information, see Note 11 regarding our derivative liabilities, Note 12 regarding our other long-term obligations, and Note 13 regarding our fair value disclosures.

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

Comprehensive Income

Comprehensive income represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For the years ended December 31, 2014, 2013 and 2012, no differences existed between our consolidated net income and our consolidated comprehensive income.

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

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (the "FASB") issued an amendment related to derivatives and hedging. The objective of this amendment is to eliminate the use of different methods in practice and thereby reduce existing diversity under U.S. GAAP in the accounting for hybrid financial instruments issued in the form of a share. This amendment applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. This amendment does not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. Instead, this amendment clarifies how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, this amendment clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, this amendment clarifies that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, this amendment clarifies that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. This amendment is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of this guidance in fiscal year 2016 to have a material impact on our consolidated financial statements and results of operations.

In August 2014, the FASB issued an amendment related to going concern. The amendment requires management to evaluate at every interim and annual period whether conditions exist that raise substantial doubt about an entity's ability to continue as a going concern within one year of the financial statement issuance date. Management will need to consider conditions that are known and reasonably knowable at the financial statement issuance date and determine whether the entity will be able to meet its obligations within the one-year period. Additional disclosures are required if it is probable that the entity will be unable to meet its current obligations. The amendment is effective for annual and interim periods ending after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this guidance in fiscal year 2016 to have a material impact on our consolidated financial statements and results of operations.

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

2.     ACQUISITIONS AND DISPOSITIONS

2014 Acquisitions

On October 20, 2014, we acquired the assets of Custom-Crete ("Custom-Crete"), with operations in Dallas / Fort Worth, Houston, San Antonio, and Austin, Texas from Oldcastle Architectural, Inc., a wholly owned subsidiary of CRH plc ("Oldcastle Architectural") for $37.4 million in cash. The fair value of the assets acquired and liabilities assumed in the Custom-Crete acquisition is preliminary and remains subject to potential adjustments, including, but not limited to, working capital adjustments. Additionally, we expect to make a subsequent payment to Oldcastle Architectural for land that is pending the division of certain shared properties.

On December 5, 2014, we acquired the assets of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC (collectively, "Mobile-Crete") with operations in San Antonio, Austin, and south Texas for $21.5 million in cash, plus potential earn-out payments of up to $3.0 million in cash (the "Mobile-Crete Earn-out"). The earn-out payments of up to $1.5 million in each of the next two years are tied to the applicable year's average daily closing price of West Texas Intermediate Crude Oil reaching certain predetermined levels. The fair value of the assets acquired and liabilities assumed in the Mobile-Crete acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the Mobile-Crete Earn-out, identifiable intangible assets, and property, plant and equipment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Custom-Crete and Mobile-Crete acquisitions included 16 volumetric ready-mixed concrete facilities and 109 volumetric ready-mixed concrete trucks. The addition of these operations expands our presence into all of the major metropolitan markets in Texas and provides us with the capability to deliver ready-mixed concrete to our customers via on-site batching and mixing to customer specifications.

On October 20, 2014, we acquired the equity of New York Sand and Stone, LLC ("NYSS") for $15.2 million in cash. The NYSS acquisition included leases to operate two aggregate distribution terminals in New York. These terminals allow us to deliver raw materials more efficiently to our New Jersey / New York market. The fair value of the assets acquired and liabilities assumed in the NYSS acquisition is preliminary and remains subject to potential adjustments, including, but not limited to, working capital adjustments.

Also during the year ended December 31, 2014, we completed six other acquisitions comprised of seven ready-mixed concrete plants and related assets in our New York and west Texas markets. The aggregate consideration paid consisted of $15.5 million in cash and $1.1 million in promissory notes. The acquisition of these assets expands our business in our existing markets. The fair value of the assets acquired and liabilities assumed from these six ready-mixed concrete acquisitions are preliminary and remains subject to potential adjustments, including, but not limited to, the fair value of intangible assets.

The following table summarizes the consideration paid for the 2014 acquisitions and presents the allocation of these amounts to the net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands).

	2014 Acquisitions
	Custom-Crete(1)	NYSS(2)	Mobile Crete(3)	All Other(4)
Accounts receivable	$3,629	$5,940	$—	$—
Inventory	514	1,161	—	295
Other current assets	—	131	—	102
Property, plant and equipment	11,661	1,442	—	7,400
Definite-lived intangible assets	9,600	5,042	—	6,101
Total assets acquired	$25,404	$13,716	$—	$13,898
Current liabilities	2,598	2,540	—	—
Long-term liabilities	473	—	—	—
Total liabilities assumed	$3,071	$2,540	$—	$—
Goodwill	15,061	4,003	21,510	2,671
Consideration paid	$37,394	$15,179	$21,510	$16,569

(1)	The purchase price allocation for the Custom-Crete acquisition is subject to change pending payment for the division of certain shared properties, as well as a working capital true-up.

(2)	The purchase price allocation for the NYSS acquisition is subject to change pending a working capital true-up.

(3)
The fair value of the assets acquired and liabilities assumed in the Mobile-Crete acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the Mobile-Crete Earn-out, identifiable intangible assets, and property, plant and equipment.

(4)
Consideration paid for all other acquisitions includes $1.1 million of notes payable to previous owners. The purchase price allocations for all other acquisitions are subject to change pending the fair value of intangible assets.

These allocations require the significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. We utilized recognized valuation techniques, including the income approach, sales approach, and cost approach for the net assets acquired. Any changes to the purchase price allocations will be made as soon as practical, but no later than one year from the respective acquisition dates.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired intangible assets in 2014 of $20.7 million consisted of customer relationships, trade names, non-compete agreements, and leasehold interests. The amortization period of these intangible assets range from 2 years to 11.67 years. The major classes of intangible assets acquired in the 2014 acquisitions were as follows (in thousands):

	Weighted Average Amortization Period (In Years)	Intangible Assets Acquired in 2014 Acquisitions
Customer relationships	8.43	$10,040
Trade name	10.00	2,900
Non-compete	4.81	4,421
Leasehold interest	9.79	3,382
Total	8.09	$20,743

We recorded $0.6 million of amortization expense related to these intangible assets during the year ended December 31, 2014 covering the period from February 10, 2014 through December 31, 2014. The estimated future aggregate amortization expense of intangible assets from the 2014 acquisitions as of December 31, 2014 is set forth below (in thousands):

Year Ending December 31,
2015	$2,887
2016	2,882
2017	2,795
2018	2,767
2019	2,367
Thereafter	6,427
Total	$20,125

The goodwill ascribed to each of these acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill will be deductible for tax purposes and relates to our ready-mixed concrete reportable segment, with the exception of the NYSS acquisition which relates to our other non-reportable segments. See Note 4 for additional information regarding goodwill and intangible assets and Note 17 for additional information regarding income taxes.

We recorded approximately $16.6 million of revenue and $0.8 million of income from operations in our consolidated results of operations for the year ended December 31, 2014 related to the 2014 acquisitions following their respective dates of acquisition.

The unaudited pro forma information presented below reflects the combined financial results for all of the acquisitions completed during 2014, excluding three of the six acquisitions that are included in the caption "All Other" in the table captioned "2014 Acquisitions" above, as historical financial results for these operations were impractical to obtain from the former owners. We estimate that revenue and income from operations for these three acquisitions in total would have been approximately $4.8 million and $0.1 million, respectively, for each of the years ending December 31, 2014 and 2013. All other acquisitions have been included and represent our estimate of the results for the years ended December 31, 2014 and 2013 as if the acquisition had been completed on January 1, 2013 (in thousands, except per share information):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the year ended December 31,
	(unaudited)
	2014	2013
Revenue from continuing operations	$791,459	$693,839
Net income (loss)	$24,752	$(15,282)

Income (loss) per share, basic	$1.83	$(1.18)
Income (loss) per share, diluted	$1.78	$(1.18)

The above pro forma results are unaudited and were prepared based on the historical GAAP results of the Company and the historical results of the six acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the transaction occurred on January 1, 2013. The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments: (1) inclusion of an additional $2.4 million and $2.6 million in amortization of intangibles for the years ended December 31, 2014 and 2013, respectively, (2) exclusion of $1.3 million of legal and professional fees incurred by the Company in 2014 related to the acquisitions, and (3) exclusion of $0.4 million of net interest expense incurred by the former owners for the year ended December 31, 2013, as no debt was assumed in any of the acquisitions. As the purchase price allocation for Mobile-Crete is still preliminary and fair values for the related intangible assets have not been determined, no amortization on these intangible assets is included in the pro forma results. We applied the same effective tax rate to calculate our pro forma net income (loss) as the effective rate we applied to calculate our reported net income (loss) for each of the years ended December 31, 2014 and 2013 (see Note 17 regarding our effective tax rate). The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

Sale of Pennsylvania Precast Concrete Operation

On January 30, 2014, the Board approved the sale of our one remaining precast concrete operation in Pennsylvania, as this business no longer fits our goal of becoming the preeminent supplier of ready-mixed concrete in the United States. As such, the related assets and liabilities have been classified as held for sale effective with the first quarter of 2014. During the first quarter of 2014, we engaged a broker to actively pursue potential buyers. We continue to evaluate proposals from buyers for this operation and expect any transaction would close during the first half of 2015. The results of operations for this unit have been included in discontinued operations for the periods presented. Listed below are the major classes of assets and liabilities expected to be sold as part of any transaction that are included in held for sale captions on the accompanying condensed consolidated balance sheet as of December 31, 2014 (in thousands):

December 31, 2014
Assets held for sale:
Trade accounts receivable, net	$1,337
Inventories	704
Other current assets	897
Property, plant and equipment, net	841
Total assets held for sale	$3,779

Liabilities held for sale:
Accounts payable	$398
Accrued liabilities	504
Total liabilities held for sale	$902

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase of Bodin Concrete Assets

In July 2013, we acquired three ready-mixed concrete plants and related assets in our north Texas market from Bodin for $4.4 million in cash. We acquired plant and equipment valued at $3.3 million and recognized goodwill of $1.1 million. The goodwill ascribed to the purchase is related to the synergies we expected to, and have achieved with, expansion into the eastern corridor of the north Texas market in which we already operate. The goodwill is deductible for tax purposes. See Note 17 for additional information regarding income taxes.

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

Purchase of Bode Gravel and Bode Concrete Equity Interests

In October 2012, we completed the acquisition of all of the outstanding equity interests of the Bode Companies pursuant to an equity purchase agreement dated October 17, 2012. The Bode Companies operated two fixed and one portable ready-mixed concrete plant and 41 drum mixer trucks in the San Francisco, California area. The purchase price for the acquisition was $24.5 million in cash, plus working capital and closing adjustments of $1.6 million, plus potential earn-out payments (the "Bode Earn-out"). The earn-out payments are contingent upon reaching negotiated volume hurdles, with an aggregate present value of up to $7.0 million in cash payable over a six-year period, resulting in total consideration fair value of $33.1 million. We funded the acquisition from cash on hand and borrowings under our credit agreement. In March 2013, we completed our final working capital adjustments with the former equity owners, resulting in a reduction in goodwill of $0.2 million. In January 2014 we made the first payment on the Bode Earn-out in the amount of $2.3 million.

Purchase of Colorado River Concrete Assets

In September 2012, we purchased four ready-mixed concrete plants and related assets and inventory from CRC in our west Texas market for $2.4 million in cash and a $1.9 million promissory note. The purchase of these assets allowed us to expand our business in two of our major markets — west Texas and north Texas. The goodwill ascribed to the purchase is related to the synergies we expected to, and have achieved with, expansion of these areas in which we already operate. The goodwill is deductible for tax purposes.

Sale of California Precast Operations

In August 2012, we executed a definitive asset purchase agreement to sell substantially all of our California precast operations to Oldcastle for $21.3 million in cash, plus net working capital adjustments. The assets purchased by Oldcastle included certain facilities, fixed assets, and working capital items. The results of operations for these units have been included in discontinued operations for the periods presented.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2014, we completed the sale of our remaining owned assets related to our California precast operations. We sold land and building for net proceeds of $1.5 million in cash and recorded a gain on the transaction of $0.6 million. The gain is included in discontinued operations in the accompanying consolidated statements of operations for year ended December 31, 2014.

Other

During the third quarter of 2012, we made the decision to sell certain of our land and buildings in northern California and classified these assets as held for sale. These assets were recorded at the estimated fair value less costs to sell, which approximated net book value of $2.6 million. This transaction closed during the fourth quarter of 2012 and we received $3.2 million in proceeds. Accordingly, we recorded a gain on sale of assets of $0.6 million, which was included in our statement of operations for the year ended December 31, 2012.

3.     DISCONTINUED OPERATIONS

As disclosed in Note 2, we completed the sale of our California and Arizona precast operations in August 2012 and December 2012, respectively. In January 2014, our Board approved the sale of our one remaining precast concrete operation in Pennsylvania. Accordingly, we have classified this operation's assets and liabilities as held for sale in the accompanying condensed consolidated balance sheet effective with the first quarter of 2014. We have presented the results of operations for these units for all periods as discontinued operations in the accompanying consolidated statements of operations.

The results of these discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenue	$8,920	$16,914	$47,881
Depreciation, depletion and amortization, or DD&A	—	(148)	(790)
Operating expenses, excluding DD&A, and other income	(9,481)	(18,448)	(50,649)
Loss from discontinued operations	(561)	(1,682)	(3,558)
Gain (loss) on disposal of assets	640	(219)	2,154
Loss on impairment of long-lived assets	(900)	—	—
Income (loss) from discontinued operations, before income taxes	(821)	(1,901)	(1,404)
Income tax expense (benefit)	172	(45)	(16)
Loss from discontinued operations	$(993)	$(1,856)	$(1,388)

In the fourth quarter of 2014, we recorded an impairment loss on long-lived assets of $0.9 million related to our Pennsylvania precast concrete operation as the carrying value exceeded the net realizable value of the related long-lived assets.

4.     GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are our highest revenue and production months) and our outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets during the fourth quarter.  The impairment test we use involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value. We estimate fair value using an equally weighted combination of discounted cash flows and multiples of revenue and EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of revenue and EBITDA are calculated using the trailing twelve months results compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt. We completed

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

our annual assessment of impairment during the fourth quarter of 2014 for those units with goodwill as of January 1, 2014, and there was no impairment. In the absence of any evidence to the contrary, we consider goodwill resulting from acquisitions in the current year to be recorded at fair value and not impaired, as the arm's length transactions that generated the goodwill were completed at a market rate.

The changes in goodwill by reportable segment from January 1, 2013 to December 31, 2014 are as follows (in thousands):

	Ready-mixed Concrete Segment	Other Non-Reportable Segments	Total
Balance at January 1, 2013	$10,717	$—	$10,717
Acquisitions (See Note 2)	1,138	—	1,138
Working capital adjustments (See Note 2)	(209)	—	(209)
Balance at December 31, 2013	11,646	—	11,646
Acquisitions (See Note 2)	$36,111	$3,000	39,111
Balance at December 31, 2014	$47,757	$3,000	$50,757

Goodwill acquired during 2014 and 2013 resulted from our acquisitions in those respective years and which are more fully described in Note 2.

Intangible Assets

Our intangible assets are as follows (in thousands) as of December 31, 2014 and 2013:

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$23,540	$(3,214)	$20,326	8.06
Non-competes	4,421	(218)	4,203	4.58
Trade names	4,200	(330)	3,870	9.31
Leasehold interest	3,382	(61)	3,321	9.63
Total intangible assets	$35,543	$(3,823)	$31,720	7.91

	December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Customer relationships	$13,500	$(1,575)	$11,925	8.83
Trade name	1,300	(152)	1,148	8.83
Total intangible assets	$14,800	$(1,727)	$13,073	8.83

We recorded $2.1 million, $2.0 million and $0.6 million of amortization on our intangibles for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in our consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated remaining amortization of our finite-lived intangible assets as of December 31, 2014, is as follows (in thousands):

Year Ending December 31,
2015	$4,367
2016	4,362
2017	4,275
2018	4,247
2019	3,848
Thereafter	10,621
Total	$31,720

5.     INVENTORIES

Inventory at December 31 consisted of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$29,263	$25,019
Building materials for resale	1,479	1,383
Other	980	1,208
	$31,722	$27,610

6.     PROPERTY, PLANT AND EQUIPMENT

A summary of property, plant and equipment is as follows (in thousands):

	December 31,
	2014	2013
Land and mineral deposits	$47,618	$43,964
Buildings and improvements	16,648	13,955
Machinery and equipment	95,710	74,560
Mixers, trucks and other vehicles	80,001	48,510
Other, including construction in progress	9,509	12,265
	249,486	193,254
Less: accumulated depreciation and depletion	(72,962)	(54,694)
	$176,524	$138,560

As of December 31, 2014 and 2013, the net carrying amounts of mineral deposits were $11.3 million and $12.3 million, respectively. As of December 31, 2013, other included $3.7 million of drum mixer trucks that were acquired prior to year end but had not been placed in service. As of December 31, 2014 and 2013, gross assets recorded under capital leases, consisting primarily of drum mixer trucks, were $8.6 million and $5.7 million, respectively, and accumulated amortization was $0.6 million and less than $0.1 million, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

Activity in our allowance for doubtful accounts receivable and customer disputes consisted of the following (in thousands):

	December 31,
	2014	2013
Balance, beginning of period	$2,813	$2,368
Provision for doubtful accounts and customer disputes	1,924	849
Uncollectible receivables written off, net of recoveries	(1,011)	(404)
Balance, end of period	$3,726	$2,813

8.     ACCRUED LIABILITIES

A summary of accrued liabilities is as follows (in thousands):

	December 31,
	2014	2013
Accrued materials	$14,319	$10,077
Accrued compensation and benefits	11,251	8,179
Accrued insurance reserves	10,512	9,713
Accrued property, sales and other taxes	5,235	5,485
Bode Earn-out, current portion	2,250	2,250
Deferred rent	2,126	2,157
Accrued interest	1,487	1,896
Other	3,211	3,193
	$50,391	$42,950

9.   DEBT

A summary of our debt and capital leases is as follows (in thousands):

	December 31,
	2014	2013
Senior secured notes due 2018	$200,000	$200,000
Senior secured credit facility expiring 2018	—	—
Convertible secured notes due 2015	117	117
Capital leases	7,395	5,746
Other financing	12,925	8,281
Total debt	220,437	214,144
Less: current maturities	5,104	3,990
Long-term debt, net of current maturities	$215,333	$210,154

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The principal amounts due under our debt agreements for the next five years are as follows (in thousands):

Year Ending December 31,
2015	$5,104
2016	4,777
2017	4,649
2018	204,262
2019	1,497
Thereafter	148
$220,437

Senior Secured Notes due 2018

On November 22, 2013, we completed an offering of $200.0 million aggregate principal amount of 8.5% senior secured notes due 2018 at an offering price of 100%. We used a portion of the net proceeds from the 2018 Notes to repay all of our outstanding borrowings under the Revolving Facility and to redeem all of our outstanding 9.5% senior secured notes due 2015 (the "2013 Notes"). The issuance of the 2018 Notes and redemption of the 2013 Notes qualified as a Senior Notes Refinancing (as defined below), under the terms of the 2013 Loan Agreement (as defined below).

The 2018 Notes are governed by an indenture (the “Indenture”) dated as of November 22, 2013, by and among us and U.S. Bank National Association, as trustee and noteholder collateral agent (the “Notes Collateral Agent”). We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions, as described below, and also contains customary events of default.

The Indenture contains covenants that restrict or limit our ability to, among other things:

•	incur additional indebtedness or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness or make investments;

•	prepay, redeem or repurchase certain debt;

•	sell assets or issue capital stock of our restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our restricted subsidiaries’ ability to pay dividends, make loans to other U.S. Concrete entities or restrict the ability to provide liens;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets;

•	engage in certain sale / leaseback transactions; and

•	designate our subsidiaries as unrestricted subsidiaries.
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

For the years ended December 31, 2014 and 2013, we recorded interest expense related to our 2018 Notes of $17.0 million and $1.8 million, respectively.

Senior Secured Credit Facility expiring 2018

On October 29, 2013, we entered into a First Amended and Restated Loan and Security Agreement (the "2013 Loan Agreement") with certain financial institutions named therein, (the "Lenders") and Bank of America, N.A., as agent and sole lead arranger (the "Administrative Agent"), which amended and restated our existing credit agreement and provides us with the Revolving Facility. Under the terms of the 2013 Loan Agreement and in conjunction with the issuance of our 2018 Notes, the maximum credit availability under our Revolving Facility increased from $102.5 million to $125.0 million, and included an uncommitted accordion feature that allowed for an increase in the total commitments under the facility to as much as $175.0 million. On September 12, 2014, we amended the 2013 Loan Agreement to increase the maximum credit availability under our Revolving Facility from $125.0 million to $175.0 million. The amendment also removed certain conditions to funding, including the removal of (i) the uncommitted accordion feature, (ii) the maximum leverage ratio condition for the refinancing of certain senior secured notes of the Company, and (iii) a requirement that any such senior notes refinancing debt must mature six months or more after the expiration of the 2013 Loan Agreement. The 2013 Loan Agreement expires on October 2, 2018. As of both December 31, 2014 and 2013, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit under the Revolving Facility.

On May 15, 2014, we amended the 2013 Loan Agreement to permit us to repurchase shares of our common stock in an amount up to $50.0 million, provided that no default or event of default under the terms of the 2013 Loan Agreement exists and is continuing or would result from the stock repurchase. We must pay for any stock repurchases with cash on hand, and we must not have any Revolver Loans (as defined in the 2013 Loan Agreement) outstanding at the time of any stock repurchase.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our actual maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory and mixer trucks, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement and discussed further below. Our availability under the Revolving Facility at December 31, 2014 increased to $109.8 million from $88.3 million at December 31, 2013. The 2013 Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by Lenders of up to $12.5 million in excess of borrowing base levels. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

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

The 2013 Loan Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the 2013 Loan Agreement. The 2013 Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of twelve calendar months, as determined in accordance with the 2013 Loan Agreement. For the trailing twelve month period ended December 31, 2014, our fixed charge coverage ratio was 1.92 to 1.0. As of December 31, 2014, we were in compliance with all covenants under the 2013 Loan Agreement.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

secured by a second-priority lien on the collateral securing the 2018 Notes as defined below on a first-priority basis (see “Senior Secured Notes due 2018” above).

For the years ended December 31, 2014 and 2013, we recorded interest expense related to the Revolving Facility of $0.3 million and $0.5 million, respectively.

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

Convertible Secured Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of Convertible Notes. Under the terms of the indenture governing the Convertible Notes, the Convertible Notes bore interest at a rate of 9.5% per annum. Interest payments were payable quarterly in cash in arrears. Additionally, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11). This discount was being accreted over the term of the Convertible Notes and included in interest expense.

In accordance with the terms of the indenture governing the Convertible Notes, we provided a Conversion Event Notice, as defined in the indenture, to the remaining holders of Convertible Notes on June 18, 2013. Holders had until the close of business on August 2, 2013 (the "Conversion Termination Date") to tender their Convertible Notes for shares of common stock. Prior to August 3, 2013, remaining note holders tendered $6.4 million of Convertible Notes in exchange for 0.6 million shares of our common stock. As of August 3, 2013, the remaining Convertible Notes no longer include a conversion feature and ceased to accrue interest. After giving effect to the tendered Convertible Notes, $0.1 million aggregate principal amount of Convertible Notes remained outstanding as of December 31, 2014 and will mature on August 31, 2015.

For the years ended December 31, 2014, 2013 and 2012, we recorded interest expense related to the interest rate and amortization of the discount on our Convertible Notes of zero, $2.1 million and $7.5 million, respectively. The weighted average interest rate for the Convertible Notes was zero as of both December 31, 2014 and 2013.

Capital Leases and Other Financing

During 2013, we utilized $5.0 million of available lease commitments under a master leasing agreement with Capital One Equipment Finance Corporation with fixed annual interest rates ranging from 4.31% to 4.54%. Payments are due monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

On December 19, 2013, we entered into a master leasing agreement with GE Corporate Financial Services, Inc. to provide up to $5.0 million in total lease commitments for drum mixer trucks and other machinery and equipment. As of December 31, 2014, we have utilized $2.1 million of lease commitments with fixed annual interest rates ranging from 4.15% to 4.80%, payable monthly for a term of five years. The lease terms include a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

During the year ended December 31, 2014, we signed four lease agreements with SunTrust Equipment Finance and Leasing Corporation for a total commitment of $1.5 million, with a fixed annual interest rate of 3.75%, payable monthly for a term of five years. The lease terms includes a one dollar buyout option at the end of the lease term. Accordingly, this financing has been classified as a capital lease.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The current portion of capital leases included in current maturities of long term debt was $1.6 million as of December 31, 2014.

As of December 31, 2014, we had five promissory notes outstanding that were issued primarily in connection with acquisitions completed between October 2010 and August 2014 in an aggregate principal amount of $4.0 million. These promissory notes are payable either monthly or annually over two to nine years, with annual effective interest rates ranging from 3.49% to 5.00%.

During the year ended December 31, 2013, we signed four promissory notes with Daimler Truck Financial ("Daimler") for the purchase of drum mixer trucks in the aggregate amount of $6.2 million with annual interest rates ranging from 3.02% to 3.23%. During the year ended December 31, 2014, we signed a series of promissory notes with Daimler for the purchase of drum mixer trucks and other machinery and equipment in the aggregate amount of $7.4 million, with fixed annual interest rates ranging from 2.99% to 3.18%. The Daimler promissory notes are payable monthly for a term of five years.

The weighted average interest rate of our capital leases and other financing was 3.49% as of December 31, 2014 and was 3.83% at December 31, 2013.

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

In conjunction with the Conversion Event, described in Note 9 above, holders of our Convertible Notes tendered $6.4 million of Convertible Notes in exchange for 0.6 million shares of our common stock. As a result of the Conversion Event (as defined in the indenture governing the Convertible Notes) during the third quarter of 2013, we wrote-off $0.3 million of previously deferred financing costs, $3.7 million of derivative liabilities, and $0.8 million of unamortized discount. We recorded a loss on extinguishment of debt of $1.7 million, which is included on the accompanying consolidated statements of operations.

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

In August 2012, concurrently with entering into our prior credit agreement, we terminated our Senior Secured Credit Facility due 2014 (the "2010 Agreement"). As a result, during the third quarter of 2012, we wrote-off $2.6 million of previously deferred financing costs associated with the terminated 2010 Credit Agreement and recorded the charge as loss on extinguishment of debt on the accompanying consolidated statements of operations.

In connection with issuing the 2018 Notes and entering into the 2013 Loan Agreement, we have incurred $8.4 million of deferred financing costs. Deferred financing costs are classified as other assets on the accompanying consolidated balance sheet. These deferred financing costs are being amortized over the terms of the related agreements using the straight line method, which approximates the effective interest method.

11.   DERIVATIVES

General

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  In accordance with ASC 815 - Derivatives and Hedging ("ASC 815"), we are required to account for derivative instruments as a result of the issuance of the Warrants and Convertible Notes on August 31, 2010. None of our derivative contracts manage business risk or are executed for speculative purposes. Our Convertible Notes embedded derivative was written-off as of the Conversion Termination Date as discussed in Notes 9 and 10 above, as the remaining noteholders no longer have conversion rights.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the fair value of our derivative instruments (in thousands) as of December 31, 2014 and 2013:

		Fair Value
		December 31,
Derivative Instruments Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	2014	2013
Warrants	Derivative liabilities	$25,246	$21,690

The following table presents the effect of derivative instruments (in thousands) on the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012, excluding income tax effects:

		Years Ended December 31,
Derivative Instruments Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized	2014	2013	2012
Warrants	Derivative loss	$(3,556)	$(16,833)	$(4,195)
Convertible Note embedded derivative	Derivative loss	—	(13,131)	(15,530)
		$(3,556)	$(29,964)	$(19,725)

Warrant and Convertible Note volume positions are presented in the number of shares underlying the respective instruments.  The table below presents our volume positions (in thousands) as of December 31, 2014, 2013, and 2012:

	Number of Shares
	December 31,
Derivative Instruments Not Designated as Hedging Instruments under ASC 815	2014	2013	2012
Warrants	2,999	3,000	3,000
Convertible Note embedded derivative	—	—	5,238
	2,999	3,000	8,238

We do not have any derivative instruments with credit features requiring the posting of collateral in the event of a credit downgrade or similar credit event.

12. OTHER LONG-TERM OBLIGATIONS AND DEFERRED CREDITS

Other long-term obligations and deferred credits are comprised primarily of the Bode Earn-out that we entered into with the former equity owners of the Bode Companies, as part of the acquisition of the Bode Companies during the fourth quarter of 2012. In accordance with the agreement, we are obligated to make certain annual payments to the former owners of the Bode Companies upon the achievement of certain pre-defined incremental sales volume milestones. The Bode Earn-out was valued based on the net present value of the expected future payments, using a contractual discount rate of 7.0% and was capped at a fair value of $5.3 million at December 31, 2014 and $7.0 million at December 31, 2013. A long-term obligation of $3.0 million and $4.8 million is classified as a long-term liability on our consolidated balance sheets at December 31, 2014 and 2013, respectively, and reflects the portion we expect to pay beyond one year of the balance sheet date and within the six-year term of the agreement. The discount on the Bode Earn-out is being accreted to interest expense over the period during which payments are expected to be made. Our first payment was made in January 2014. We expect our obligation to cease during 2017.

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

The following table presents our fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$25,246	$—	$—	$25,246
Other Obligations - Bode Earn-out(2)	5,344	—	—	5,344
	$30,590	$—	$—	$30,590

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$21,690	$—	$—	$21,690
Other Obligations - Bode Earn-out(2)	7,000	—	—	7,000
	$28,690	$—	$—	$28,690

(1)	Represents the Warrants (as defined herein, see Note 15).

(2)
Represents the fair value of the Bode Earn-out (see Note 2). The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments were capped at a fair value of $5.3 million as of December 31, 2014 and $7.0 million as of December 31, 2013.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the changes in Level 3 fair value measurements is as follows for December 31, 2014 and 2013 (in thousands):

	Warrants	Convertible Notes Embedded Derivative	Bode Earn-out
Balance at January 1, 2013	$4,857	$17,173	$7,000
Total losses included in net loss	16,833	13,131	—
Write-off of derivative on Convertible Notes tendered for 2013 Notes (1)	—	(26,641)	—
Write-off of derivative on Convertible Notes tendered for common stock or remaining at the Conversion Termination Date (2)	—	(3,663)	—
Balance at December 31, 2013	21,690	—	7,000
Total losses included in net income	3,560	—	—
Payment on Bode Earn-out	—	—	(1,656)
Write-off of derivative on exercised Warrants (3)	(4)	—	—
Balance at December 31, 2014	$25,246	$—	$5,344

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

(3)
Represents the pro rata portion of the derivative liability associated with exercised Warrants measured at the date of share issuance, which is included in the year ended December 31, 2014 derivative loss on the accompanying consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our 2013 Loan Agreement approximates fair value due to the floating interest rate. The fair value of the 2018 Notes, estimated based on broker / dealer quoted market prices, was $209.0 million as of December 31, 2014. The fair value of our Convertible Notes was approximately $0.1 million and included no embedded derivative at both December 31, 2014 and 2013.

14.   STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	December 31,
	2014	2013
Shares authorized	100,000	100,000
Shares outstanding at end of period	13,978	14,036
Shares held in treasury	697	414

Under our restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001, and 10.0 million shares of preferred stock, $0.001 par value. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our Board. The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of our common stock and, under certain

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of December 31, 2014 and 2013.

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the repurchase program.

Related Party Share Repurchase

During the second quarter of 2014, as part of the Share Repurchase Program, we paid $4.8 million in cash to Whippoorwill Associates, Inc. ("Whippoorwill") pursuant to a privately negotiated agreement to repurchase 200,000 shares of our common stock. We repurchased the shares for $24.12 per share, which was the closing price of our common stock on the NASDAQ stock market on the trading day prior to the repurchase. As of May 19, 2014, and prior to the transaction, Whippoorwill owned approximately 3.0 million shares, or approximately 21%, of our outstanding common stock and, as such, the transaction was considered a related party repurchase. In addition, we paid $0.1 million in legal fees associated with the Whippoorwill share repurchase. There were no related party share repurchases during the third and fourth quarters of 2014.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 83,000 shares during the year ended December 31, 2014, at a total value of approximately $2.1 million, and approximately 296,000 shares during the year ended December 31, 2013, at a total value of approximately $4.9 million. We accounted for the withholding of these shares as treasury stock.

15.   WARRANTS

On August 31, 2010 (the "Effective Date"), we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock, and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock (collectively, the "Warrants").  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of the Effective Date. The Warrants have been included in derivative liabilities on the consolidated balance sheets (see Note 11) and are recorded at their fair value (see Note 13). The Warrants are classified as a current liability on the consolidated balance sheets as they can be exercised by the holders at any time.

In connection with the issuance of the Class A Warrants, we entered into a Class A Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent ("AST").  Subject to the terms of the Class A Warrant Agreement, holders of Class A Warrants are entitled to purchase shares of common stock at an exercise price of $22.69 per share.  In connection with the issuance of the Class B Warrants, the Company entered into a Class B Warrant Agreement (collectively with the Class A Warrant Agreement, the "Warrant Agreements") with AST.  Subject to the terms of the Class B Warrant Agreement, holders of Class B Warrants are entitled to purchase shares of common stock at an exercise price of $26.68 per share.  Subject to the terms of the Warrant Agreements, both classes of Warrants have a seven year term and will expire on the seventh anniversary of the Effective Date.  The Warrants may be exercised for cash or on a net issuance basis.

If, at any time before the expiration date of the Warrants, we pay or declare a dividend or make a distribution on the common stock payable in shares of our capital stock, or make subdivisions or combinations of our outstanding shares of common stock into a greater or lesser number of shares or issue any shares of our capital stock by reclassification of common stock, then the exercise price and number of shares issuable upon exercise of the Warrants will be adjusted so that the holders of the Warrants will be entitled to receive the aggregate number and kind of shares that they would have received as a result of the event if their Warrants had been exercised immediately before the event.  In addition, if we distribute to holders of the common stock an Extraordinary Distribution (defined in each Warrant Agreement to include assets, securities or warrants to purchase securities), then the exercise price of the Warrants will be decreased by the amount of cash and / or the fair market value of any securities or assets paid or distributed on each share of common stock. However, no adjustment to the exercise price will be made if, at the time of an Extraordinary Distribution, we make the same distribution to holders of Warrants as we make to holders of common stock pro rata based on the number of shares of common stock for which the Warrants are exercisable.

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

No adjustment in the exercise price of the Warrants shall be required unless such adjustment would require an increase or decrease of at least $0.05 in the exercise price; provided that any adjustments that are not required to be made shall be carried forward and taken into account in any subsequent adjustment.

16.   CORPORATE HEADQUARTERS RELOCATION AND LEASE EXIT COSTS

During the first quarter of 2012, we made the decision to relocate our corporate headquarters from Houston, Texas to Euless, Texas. The move was completed in July 2012. As a result of this decision, we paid severance costs to employees that did not relocate with the Company as well as other employee-related and general moving costs. For the years ended December 31, 2013 and 2012, we recorded approximately $0.7 million and $2.2 million, respectively, for these severance, other employee-related, and moving costs. These costs are included in selling, general, and administrative ("SG&A") expenses on the consolidated statements of operations. No costs were recorded for the year ended December 31, 2014.

In connection with the relocation, we ceased use of our leased corporate office space in Houston effective July 21, 2012. As a result, during the third quarter of 2012, we recorded a $0.4 million non-cash charge to SG&A expenses for the net present value of the difference between the remaining lease payments and the market value we believe we could obtain for a sublease of the space over the remainder of the term. We continued to incur rent expense for the remainder of the lease term, which we included in SG&A expenses; and the expense was being reduced by the amortization of the cease-use obligation over the remaining lease term. The associated nominal accretion expense was included as a charge to SG&A expenses over the remaining lease term. During the third quarter of 2013, we signed an agreement with the landlord to terminate the lease for a payment of $0.2 million. Prior to the lease termination, we did not sublease the space and recorded no rental income. We recorded credits of approximately $0.1 million in amortization of the cease-use obligation for each of the years ended December 31, 2013 and 2012. No credits were recorded for the year ended December 31, 2014.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of our effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Tax expense (benefit) at statutory rate	$8,306	$(5,987)	$(9,859)
Add (deduct):
State income taxes	2,797	1,037	(1,552)
Nondeductible items	1,304	970	2,095
Valuation allowance	(9,752)	495	5,705
Derivatives and note discount	(911)	8,369	—
Unrecognized tax benefit	369	(3,732)	(51)
Other	43	16	(88)
Income tax provision (benefit) from continuing operations	$2,156	$1,168	$(3,750)
Effective income tax rate	9.1%	(6.8)%	13.3%

The amounts of our consolidated federal and state income tax provision (benefit) from continuing operations were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$487	$130	$—
State	1,674	1,144	314
	2,161	1,274	314
Deferred:
Federal	$(5)	$—	$(3,623)
State	—	(106)	(441)
	(5)	(106)	(4,064)
Income tax provision (benefit) from continuing operations	$2,156	$1,168	$(3,750)

Income tax expense (benefit) was allocated between continuing operations and discontinued operations as follows:

	Years Ended December 31,
	2014	2013	2012
Continuing operations	$2,156	$1,168	$(3,750)
Discontinued operations	172	(45)	(16)
Income tax expense (benefit)	$2,328	$1,123	$(3,766)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Derivatives	$8,463	$6,203
Goodwill and other intangibles	6,747	8,579
Receivables	988	1,094
Inventory	4,264	3,654
Accrued insurance	4,021	3,768
Depletion	490	686
Deferred revenue	332	180
Stock compensation	986	731
Charitable contribution carryover	166	176
Other accrued expenses	5,224	3,758
Capital loss carryforwards	3,736	4,029
Net operating loss carryforwards	10,039	22,179
Other	1,507	366
Total gross deferred tax assets	46,963	55,403
Valuation allowance	(34,937)	(44,473)
Net deferred tax assets	12,026	10,930
Deferred income tax liabilities:
Property, plant and equipment, net	16,566	14,845
Other	—	417
Total gross deferred tax liabilities	16,566	15,262
Net deferred tax liability	$4,540	$4,332

The allocation of deferred taxes between current and long-term as of December 31, 2014 and 2013 was as follows (in thousands):

	December 31,
	2014	2013
Current deferred tax asset, net	$1,887	$708
Long-term deferred tax liability, net	6,427	5,040
Net deferred tax liability	$4,540	$4,332

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of December 31, 2014 and 2013 in the amount of $34.9 million and $44.5 million, respectively, for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability as of December 31, 2014 and 2013 was $4.5 million and $4.3 million, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Despite income in 2014 and projected future taxable income, the Company continues to be in a three year cumulative loss position and will, therefore, continue to record a valuation allowance on all U.S. deferred tax assets. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance. Our cumulative loss position will continue to change as a result of historical and current earnings performance. This change among other factors, may cause us to reduce our valuation allowance on deferred tax assets in the foreseeable future. Any adjustment to our valuation allowance would impact our income tax expense in the period our evaluation changes.

We reorganized pursuant to Chapter 11 of the bankruptcy code under the terms of our plan of reorganization (the "Plan"), with an effective date of August 31, 2010.  Under our Plan, our previously outstanding 8.375% Senior Subordinated Notes due 2014 were cancelled, giving rise to cancellation of indebtedness income ("CODI").  The Internal Revenue Code ("IRC"), provides that CODI arising under a plan of bankruptcy reorganization is excludable from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Based on the estimate of CODI and required tax attribute reduction, the effects of the Plan did not cause a significant change in our recorded net deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance that was reducing the carrying value of such tax attributes.

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010.  As a result, the amount of our pre-change net operating losses ("NOL's"), and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the Plan. As of December 31, 2014, approximately $10.9 million of our $36.4 million federal NOL's are subject to annual Section 382 limitations. The ownership change and the resulting annual limitation on use of NOL's are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOL's available to offset taxable income in a specific year may result in the payment of income taxes before all NOL's have been utilized.  Additionally, a subsequent ownership change may result in further limitation on the ability to utilize existing NOL's and other tax attributes.

As of December 31, 2014, we had deferred tax assets related to federal and state NOL's and tax credit carryforwards of $11.5 million.  As a result of certain realization requirements of ASC Topic 718, Compensation - Stock Compensation, these deferred tax assets do not include $3.8 million that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. We have federal NOL's of approximately $36.4 million, including $10.7 million related to the excluded deferred tax assets related to equity compensation, that are available to offset federal taxable income and will expire in the years 2028 through 2032, if not fully utilized.

At December 31, 2014, we had unrecognized tax benefits of $3.6 million of which $1.7 million, if recognized, would impact the effective tax rate. It is unlikely a reduction of unrecognized tax benefits will occur within the next 12 months. The unrecognized tax benefits are included as a component of other long-term obligations. During the years ended December 31, 2014, 2013 and 2012, we recorded interest and penalties related to unrecognized tax benefits of less than $0.1 million, $0.1 million and $(0.1) million, respectively.  Total accrued penalties and interest at December 31, 2014 and 2013 was approximately $0.2 million and $0.3 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Unrecognized tax benefits at January 1	$3,489	$6,598	$6,556
Additions for tax positions related to current year	475	311	145
Additions for tax positions related to prior years	100	393	508
Reductions due to lapse of statute of limitations	(63)	(3,813)	(611)
Settlements	(365)	—	—
Unrecognized tax benefits at December 31	$3,636	$3,489	$6,598

We recognize interest and penalties related to uncertain tax positions in income tax expense.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We conduct business domestically and, as a result, U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. In the normal course of business, we are subject to examination in the U.S. federal jurisdiction, and generally in state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations for years before 2011.

18. STOCK-BASED COMPENSATION

Management Equity Incentive Plan

As of December 31, 2014, there were 1.0 million shares remaining for future issuance under the Long Term Incentive Plan (the "LTI Plan").  The LTI Plan enables us to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash awards and performance awards to management, employees, and directors of the Company.

Stock-Based Compensation

Under authoritative accounting guidance, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award or for performance-based awards, over the derived service period.  We have elected to use the long-form method of determining our pool of windfall tax benefits as prescribed under authoritative accounting guidance.

For the years ended December 31, 2014, 2013 and 2012, we recognized stock-based compensation expense related to restricted stock, restricted stock units and stock options of $3.7 million, $5.4 million and $2.5 million, respectively, with no related excess tax benefit recognized. Stock-based compensation expense is reflected in SG&A expenses in our consolidated statements of operations.

As of December 31, 2014, there was approximately of $3.7 million of unrecognized compensation cost related to restricted stock units and restricted stock awards, net of estimated forfeitures. As of December 31, 2014, we expect to recognize the related compensation cost over a weighted-average period of approximately 0.8 years.

Restricted Stock Units

Restricted stock units generally vest over a one to three year period on a quarterly basis.  The restricted stock units are subject to restrictions on transfer and certain conditions to vesting.  During the restriction period, the holders of restricted stock units are not entitled to vote and receive dividends on those restricted units as the restricted stock units do not represent outstanding shares of our common stock.

Restricted stock unit activity for the year ended December 31, 2014 was as follows (shares in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested restricted stock units outstanding at beginning of period	29	$19.78
Granted	22	25.57
Vested	(28)	19.75
Forfeited	(1)	16.27
Unvested restricted stock units outstanding at end of period	22	$25.57

During 2014, 2013, and 2012, the weighted-average grant date fair value of restricted stock units granted was $25.57, $16.89 and $5.00, respectively. The fair value of our restricted stock units was determined based upon the price of our common stock on the date of grant.

During 2014, 2013, and 2012, the total fair value of restricted stock units vested was $0.6 million, $1.4 million and $0.9 million, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Compensation expense associated with awards of restricted stock units was $0.6 million, $2.7 million and $0.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. For restricted stock units that were granted prior to May 2013, there was an equivalent number of incentive restricted stock units, "IRSU's," issued. These IRSU's represented the right to receive 0.35020 of a share of common stock upon satisfaction of certain criteria. Compensation costs for 2013 associated with our restricted stock units included $1.2 million for achievement of the performance goal associated with delivery of a Conversion Event Notice, which occurred on June 18, 2013, triggering the conversion of certain previously vested IRSU's into approximately 69,000 common shares. No compensation expense had previously been recognized for these grants, as achievement of the performance goal was not considered probable.

Restricted Stock Awards

Restricted stock awards are subject to restrictions on transfer and certain conditions to vesting.  The restricted stock awards issued to date consist of a 60% time-vested component and a 40% stock performance hurdle component. The time-vested component vests annually over a three or four year period. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds. During the restriction period, the holders of restricted stock are entitled to vote and receive dividends, thus these awards are included in our outstanding shares of common stock.

Restricted stock award activity for the year ended December 31, 2014 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock awards outstanding at beginning of period	487	$7.40
Granted	186	21.11
Vested	(222)	6.88
Forfeited	(17)	13.67
Unvested restricted stock awards outstanding at end of period	434	$13.30

During 2014, 2013, and 2012, the weighted-average grant date fair value of restricted stock awards granted was $21.11, $11.55 and $3.51, respectively. The fair value of restricted stock awards subject only to time-vesting restrictions was determined based upon the price of our common stock on the date of grant. The fair value of restricted stock subject to our common stock reaching certain price thresholds was determined utilizing a Monte Carlo financial valuation model which is appropriate for path-dependent options. Compensation expense determined utilizing the Monte Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds. The range of assumptions used to estimate the fair value of performance-based restricted stock awards granted during the years ended December 31, 2014, 2013, and 2012 were as follows:

Years Ended December 31,
	2014	2013	2012
Expected term (years)	0.08 - 1.08	0.17 - 1.17	1.17 - 2.00
Expected volatility	38.6% - 42.6%	41.3% - 43.3%	43.5% - 44.8%
Risk-free interest rate	0.87% - 1.17%	0.38% - 0.68%	0.39% - 0.54%
Weighted-average grant date fair value	$14.18 - $26.42	$5.51 - $16.32	$1.02 - $3.53

During 2014, 2013, and 2012, the total fair value of restricted stock awards vested was $1.5 million, $3.0 million and $0.7 million, respectively.

Compensation expense associated with restricted stock awards under our incentive compensation plan was $3.1 million, $2.7 million and $1.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. During 2012, we modified the terms of one of our restricted stock awards issued during 2011, resulting in a change in the stock performance hurdle and the valuation of the related shares. The incremental compensation expense associated with the modification of these 0.2 million of restricted stock awards was negligible for 2012.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

Proceeds from the exercise of stock options are credited to common stock at par value, and the excess is credited to additional paid-in capital. We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option pricing model.  We determined the expected volatility using the historical and implied volatilities of a peer group of companies given the limited trading history of our common stock at the time.  For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option.  The expected life of an option represents the weighted average period of time that an option grant is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns. There were no stock option grants in 2014, 2013 or 2012. Options outstanding at December 31, 2014 relate to grants prior to 2012.

Compensation expense related to stock options was less than $0.1 million during each of the years ended December 31, 2014, 2013 and 2012.  Stock option activity for the year ended December 31, 2014 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	80	$17.53
Granted	—	—
Exercised	(27)	14.32
Forfeited and expired	(7)	23.62
Options outstanding at end of year	46	$18.46
Options exercisable at end of year	46	$18.46

The total intrinsic value of stock options exercised during the year ended December 31, 2014 and December 31, 2013 were $0.2 million and $0.1 million, respectively. There were no stock options exercised during the year ended December 31, 2012.

The following table summarizes information about stock options outstanding as of December 31, 2014 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$12.00 - $12.00	11	5.75	$12.00	11	$12.00
$15.00 - $15.00	15	5.75	15.00	15	15.00
$22.69 - $22.69	10	5.78	22.69	10	22.69
$26.68 - $26.68	10	5.78	26.68	10	26.68
$12.00 - $26.68	46	5.76	$18.46	46	$18.46

The aggregate intrinsic value of outstanding and exercisable stock options was $0.5 million, $0.5 million and zero at December 31, 2014, 2013, and 2012, respectively.

19. NET EARNINGS (LOSS) PER SHARE

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for December 31, 2014, in thousands:

December 31, 2014
Numerator:
Income from continuing operations	$21,575
Loss from discontinued operations, net of income taxes	(993)
Numerator for diluted earnings per share	$20,582

Denominator:
Basic weighted average common shares outstanding	13,541
Restricted stock and restricted stock units	210
Warrants	136
Stock options	11
Denominator for diluted earnings per share	13,898

We have not included a reconciliation of the components of the basic and diluted earnings per share calculations for December 31, 2013 or 2012 as we reported losses from continuing and discontinued operations in the accompanying consolidated statements of operations for those years, and thus the share counts used in the basic and diluted calculations are the same.

For the years ended December 31, 2014, 2013, and 2012, our potentially dilutive shares include the shares underlying our restricted stock awards, restricted stock units, stock options, and Warrants. For the years ended December 31, 2013 and 2012, our potentially dilutive shares include the shares underlying our Convertible Notes. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	December 31,
	2014	2013	2012
Potentially dilutive shares:
Convertible Notes	—	349	5,238
Unvested restricted stock awards and restricted stock units	84	516	1,107
Stock options	14	80	107
Warrants	1,500	3,000	3,000
Total potentially dilutive shares	1,598	3,945	9,452

20.   BUSINESS SEGMENTS

Our two reportable segments consist of ready-mixed concrete and aggregate products, as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following principal markets: north and west Texas, California, New Jersey, New York, Washington, D.C. and Oklahoma. With the acquisition of the volumetric ready-mixed concrete businesses during the fourth quarter of 2014 (see Note 2), we have further expanded our presence in Texas into all of the major metropolitan markets. Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New Jersey, and New York markets in which our ready-mixed concrete segment operates. Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, Aridus® rapid-drying concrete technology, brokered product sales, a recycled aggregates operation, and an aggregates distribution operation. The financial results of the acquisitions completed in 2014, 2013, and 2012 have been included in their respective reportable segment or in other products as of their respective acquisition dates.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative loss, and gain (loss) on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table sets forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenue:
Ready-mixed concrete
Sales to external customers	$632,787	$545,302	$473,807
Aggregate products
Sales to external customers	31,662	21,715	18,261
Intersegment sales	20,956	16,498	13,736
Total aggregate products	52,618	38,213	31,997
Total reportable segment revenue	685,405	583,515	505,804
Other products and eliminations	18,309	14,640	11,417
Total revenue	$703,714	$598,155	$517,221

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$84,706	$58,583	$41,486
Aggregate products	10,549	7,192	4,142
Total reportable segment Adjusted EBITDA	$95,255	$65,775	$45,628

Reconciliation of reportable segment Adjusted EBITDA to income (loss) from continuing operations before income taxes:
Total reportable segment Adjusted EBITDA	$95,255	$65,775	$45,628
Other products and eliminations income from operations	3,082	2,615	956
Corporate overhead, net of insurance allocations	(30,870)	(29,957)	(29,460)
Depreciation, depletion and amortization for reportable segments	(20,362)	(15,777)	(12,549)
Interest expense, net	(20,431)	(11,332)	(11,344)
Corporate gain (loss) on early extinguishment of debt	11	985	(2,630)
Corporate derivative loss	(3,556)	(29,964)	(19,725)
Corporate, other products and eliminations other income, net	602	550	1,023
Income (loss) from continuing operations before income taxes	$23,731	$(17,105)	$(28,101)

Capital Expenditures:
Ready-mixed concrete	$21,754	$12,236	$5,232
Aggregate products	9,128	5,773	1,752
Other	1,685	1,979	1,036
Total capital expenditures	$32,567	$19,988	$8,020

Revenue by Product:
Ready-mixed concrete	$632,787	$545,302	$473,807
Aggregate products	31,662	21,715	18,261
Building materials	15,410	14,656	11,363
Lime	10,459	7,356	6,762
Hauling	4,221	4,533	4,729
Other	9,175	4,593	2,299
Total revenue	$703,714	$598,155	$517,221

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31,
	2014	2013
Identifiable Assets:
Ready-mixed concrete and concrete-related products	$117,131	$91,776
Aggregate products	40,878	36,819
Other products and corporate	18,515	9,965
Total identifiable assets	$176,524	$138,560

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

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms.  As of December 31, 2014, approximately 617 of our employees, or 28.8% of our workforce, were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2015 and 2019. As of December 31, 2013, approximately 575 of our employees, or 32.2% of our workforce, were represented by agreements that expire between 2014 and 2018.

22.   SIGNIFICANT CUSTOMERS AND SUPPLIERS

We did not have any customers that accounted for more than 10% of our revenues or any suppliers that accounted for more than 10% of our cost of goods sold in 2014, 2013, or 2012. We did not have any customers that accounted for more than 10% of our accounts receivable as of December 31, 2014 or December 31, 2013.

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

As of March 5, 2015, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2014.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2014.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Lease Payments

We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total expense for such operating leases amounted to $11.9 million in 2014, $11.2 million in 2013, and $13.8 million in 2012.

Future minimum rental payments with respect to our operating lease obligations as of December 31, 2014, are as follows (in thousands):

Year Ending December 31,
2015	$9,455
2016	8,446
2017	7,651
2018	6,508
2019	3,998
Thereafter	10,462
$46,520

Our annual lease expense differs from our future minimum rental payments as a result of month to month equipment leases to support our operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $9.5 million as of December 31, 2014, compared to $8.6 million as of December 31, 2013, which is recorded in accrued liabilities.

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $9.2 million in performance bonds that various contractors, states and municipalities have required as of December 31, 2014. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

24.   EMPLOYEE BENEFIT PLANS AND MULTI-EMPLOYER PENSION PLANS

Defined Contribution 401(k) Plan

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 60% of their annual compensation or the maximum amount IRS regulations permit.  During 2014, we matched 100% of the first 1% of employee contributions and 50% of the next 5% of employee contributions. During 2013, we matched 50% of employee contributions up to a maximum of 6% of their compensation. During 2012, we matched 50% of employee contributions up to a maximum of 5% of their compensation.  We paid matching contributions of $1.5 million in 2014 and $1.0 million in each of 2013 and 2012.

Multi-Employer Pension Plans

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis.  Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. The risks of participating in these multi-employer pension plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We were not required to record a liability in fiscal 2014 or 2013 for full and partial withdrawals from any multi-employer pension plans. For additional information regarding our potential future obligations, see Note 23.

The required disclosures and our participation in significant multi-employer pension plans are presented in the table below. The EIN / Pension Plan Number column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. The Pension Protection Act zone status is based on information available from the plan or the plan’s public filings. Among other factors, plans in the red zone are generally less than 65% funded, plans in the orange or yellow zones are less than 80% funded, and plans in the green zone are at least 80% funded. The FIP / RP Status Pending / Implemented column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreements to which the plans are subject. Our contributions did not represent more than 5% of total contributions to any of the significant plans shown below.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Fund	EIN / PPN	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (in Thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2014	2013 and 2012		2014	2013	2012
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	$3,568	$3,204	$2,514	No	6/30/2016
Operating Engineers Pension Trust Fund	94-60907064/001	Orange	Orange	Yes	933	837	534	No	7/1/2017
Local 282 Pension Trust Fund	011-6245313/001	Green	Green	No	819	650	584	No	6/30/2016
Trucking Employees of North Jersey Pension Fund	22-6063702/001	Red	Red	Yes	559	513	426	No	4/30/2018
Pension Fund Local 445	13-1864489/001	Green	Yellow	Yes	184	193	165	No	6/30/2014
Automotive Industries Pension Plan	94-1133245/001	Red	Red	Yes	179	180	61	No	8/31/2016
Operating Engineers 825 Pension Fund	22-6033380/001	Green	Orange	Yes	161	151	124	No	3/31/2015 to 3/31/2019
Other	Various	Various	Various	Various	540	495	539	Various	3/31/2015 to 4/30/2018
					$6,943	$6,223	$4,947

Plans with collective bargaining agreements that expired during 2014 are currently under negotiation. Contributions to the Western Conference of Teamsters Pension Plan and the Operating Engineers Pension Trust Fund increased from 2012 to 2013 due primarily to the full-year impact of employees added as part of the Bode acquisition during 2012. At the date that these consolidated financial statements were issued, Forms 5500 were generally not available for the plan year ending in 2014.

25.   QUARTERLY SUMMARY (unaudited)

	Year Ended December 31, 2014
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue - continuing operations	$146,257	$180,358	$197,589	$179,510
Net (loss) income	$(1,153)	$7,861	$13,007	$867
Net (loss) income per share-basic	$(0.09)	$0.58	$0.96	$0.06
Net (loss) income per share-diluted	$(0.09)	$0.57	$0.94	$0.06

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2013
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue - continuing operations	$125,425	$157,390	$167,196	$148,144
Net (loss) income	$(14,364)	$6,675	$(7,302)	$(5,138)
Net (loss) income per share-basic	$(1.16)	$0.53	$(0.55)	$(0.38)
Net (loss) income per share-diluted	$(1.16)	$0.50	$(0.55)	$(0.38)

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

26.   SUBSEQUENT EVENT

On February 24, 2015, we announced that we completed the acquisition of all of the issued and outstanding equity interests of Right Away Redy Mix, Inc. ("Right Away"), in Oakland, California. The purchase price was $18.0 million in cash, plus closing adjustments of $0.8 million, plus potential future earn-out payments of up to $6.0 million based on the achievement of certain defined annual volume thresholds over a six-year period. Right Away is the largest independent producer of ready-mixed concrete in San Francisco’s East Bay market. Right Away operates four ready-mixed concrete facilities and a fleet of 49 drum mixer trucks. In addition, Right Away owns and operates a fleet of transfer trucks used to transport cement and aggregates throughout the East Bay. We will prepare the preliminary purchase price allocation for this acquisition as soon as practical, but no later than one year from the acquisition date.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2014, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2014.

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

On December 5, 2014, we acquired the assets of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC (collectively, "Mobile-Crete"). Our management has acknowledged that it is responsible for establishing and maintaining a system of internal controls over financial reporting for Mobile-Crete. We are in the process of integrating Mobile-Crete, and therefore have excluded Mobile-Crete from our December 31, 2014 assessment of the effectiveness of internal control over financial reporting. The impact of the Mobile-Crete transaction has not, nor is it expected to, materially affect our internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

Grant Thornton LLP, the Company's independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
U.S. Concrete, Inc.

We have audited the internal control over financial reporting of U.S. Concrete, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC, whose financial statements reflect total assets and revenues constituting approximately 5 and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC were acquired during 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 6, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Dallas, Texas
March 6, 2015

Item 9B.    Other Information

Not applicable.

PART III

Except as otherwise indicated, in Items 10, 11, 12, 13 and 14 below, pursuant to the General Instructions to Form 10-K, we intend to incorporate by reference the information we refer to in those Items from the definitive proxy statement for our 2015 Annual Meeting of Stockholders (our "2015 Annual Proxy Statement"). We intend to file our 2015 Annual Proxy Statement with the Securities and Exchange Commission on or about March 27, 2015, but in any event within 120 days after the fiscal year ended December 31, 2014.

Item 10.    Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Annual Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11.    Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Program and Risk Management,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2015 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, for the information this Item requires, please see the information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the 2015 Annual Proxy Statement, which is incorporated in this Item by this reference.

Equity Compensation Plan Information

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

The following table summarizes, as of December 31, 2014, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans (in thousands). These plans use or are based on shares of our common stock. We do not have any equity compensation plans not approved by security holders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	46	$18.46	988

(1)
We adopted a management equity incentive plan (the "2010 Plan"), effective as of August 31, 2010, under which 9.5% of the equity of the Company authorized pursuant to our Plan of Reorganization, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the Company. On January 23, 2013, we adopted, and on May 15, 2013, the Company’s stockholders approved the U.S. Concrete Long Term Incentive Plan (the “2013 Plan”), which allows, among other things, for approximately 0.5 million shares of common stock to be reserved for grant as equity-based awards to our management, employees, and directors. The 2013 Plan enables us to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash awards, and performance awards. We reserved 2.7 million shares of common stock for issuance in connection with the 2010 and 2013 Plans and as of December 31, 2014, there were 1.0 million shares remaining for future issuance.

 Item 13.    Certain Relationships and Related Transactions, and Director Independence

For the information this Item requires, please see the information under the headings “Certain Relationships and Related Transactions” and "Information Concerning the Board of Directors and Committees - Board of Directors - Director Independence" in the 2015 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14.    Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm” in the 2015 Annual Proxy Statement, which is incorporated in this Item by this reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements on page 54 of this report.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

(3) Exhibits.

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits appearing on pages 104-106 of this Report and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 6, 2015	By:	/s/ William J. Sandbrook
William J. Sandbrook President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2015.

Signature	Title

/s/ William J. Sandbrook	President and Chief Executive Officer and Director (Principal Executive Officer)
William J. Sandbrook

/s/ William M. Brown	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
William M. Brown

/s/ Kevin R. Kohutek	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Kevin R. Kohutek

/s/ Kurt M. Cellar	Director
Kurt M. Cellar

/s/ Eugene I. Davis	Director
Eugene I. Davis

/s/ Michael D. Lundin	Director
Michael D. Lundin

/s/ Robert M. Rayner	Director
Robert M. Rayner

/s/ Theodore P. Rossi	Director
Theodore P. Rossi

/s/ Colin M. Sutherland	Director
Colin M. Sutherland

INDEX TO EXHIBITS

Exhibit Number	Description
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

4.3*	—Form of Convertible Secured Note, included in Exhibit 4.2 (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
4.4*
—Class A Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.5*
—Class B Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.6*
—First Supplemental Indenture, dated as of October 30, 2012, by and among Bode Gravel Co., and Bode Concrete LLC, as new guarantors, U.S. Concrete, Inc., as issuer, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-4 filed on February 6, 2013 (File No. 333-186493).

4.7*
—Second Supplemental Indenture, dated as of March 22, 2013, by and among U.S. Concrete, Inc., as issuer, the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 22, 2013 (File No. 001-34530)).

4.8*
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

4.10*
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

10.4*†	—U.S. Concrete, Inc. Management Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.5*†	—U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.6*†	—U.S. Concrete, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.7*†	—Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.8*†
—Executive Severance Agreement, effective as of August 22, 2011 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2011 (File No. 001-34530)).

10.9*†
—Indemnification Agreement, effective as of August 22, 2011 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2011 (File No. 001-34530)).

10.10*
—Asset Purchase Agreement dated August 2, 2012 by and among U.S. Concrete, Inc. and Central Precast Concrete, Inc., San Diego Precast Concrete, Inc., Sierra Precast Inc. and Oldcastle Precast, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 3, 2012 (File No. 001-34530)).

10.11*†	—Offer Letter to William Matthew Brown, dated August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 4, 2012 (File No. 001-34530)).
10.12*†
—Executive Severance Agreement dated August 8, 2012 by and between U.S. Concrete, Inc. and William Matthew Brown (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 9, 2012 (File No. 001-34530)).

10.13*†
—Indemnification Agreement dated August 8, 2012 by and between U.S. Concrete, Inc. and William Matthew Brown (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 7, 2012 (File No. 001-34530)).

10.14*†
—Executive Severance Agreement dated January 23, 2013 by and between U.S. Concrete, Inc. and Niel L. Poulsen (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K dated March 8, 2013 (File No. 001-34530)).

10.15*†	—Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2013 (File No. 0001-34530)).
10.16*†	—U.S. Concrete, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2013 (File No. 001-34530)).
10.17*†	—U.S. Concrete, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 17, 2013 (File No. 001-34530)).
10.20*†	—U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2013 (File No. 001-34530)).
10.21*†	—Form of Restricted Stock Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2013 (File No. 001-34530)).

10.22*
—First Amended and Restated Loan and Security Agreement, dated as of October 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 29, 2013 (File No. 001-34530)).

10.23*†
—U.S. Concrete, Inc. Management Equity Incentive Plan effective January 1, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated March 7, 2014 (File No. 001-34530)).

10.24*†
—Executive Severance Agreement dated August 1, 2013 by and between U.S. Concrete, Inc. and Paul M. Jolas (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated March 7, 2014 (File No. 001-34530)).

10.25*
—First Amendment to First Amended and Restated Loan and Security Agreement, dated as of May 15, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 16, 2014 (File No. 001-34530)).

10.26*
—Second Amendment to First Amended and Restated Loan and Security Agreement, dated as of September 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 15, 2014 (File No. 001-34530)).

10.27†	—U.S. Concrete, Inc. and Subsidiaries 2014 Annual Incentive Plan.
12.1	—Ratio of Earnings to Fixed Charges.
21.1	—Subsidiaries.
23.1	—Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	—Rule 13a-14(a)/15d-14(a) Certification of William J. Sandbrook.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of William M. Brown.
32.1	—Section 1350 Certification of William J. Sandbrook.
32.2	—Section 1350 Certification of William M. Brown.
95.1	—Mine Safety Disclosure.
101.INS	—Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*   Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.