Form 10-Q
period 2015-03-31
US CONCRETE INC
filed 2015-05-08
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

There were 14,585,856 shares of common stock, par value $.001 per share, of the registrant outstanding as of May 6, 2015.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,386	$30,202
Trade accounts receivable, net of allowances of $4,887 and $3,726 as of March 31, 2015 and December 31, 2014, respectively	114,266	114,902
Inventories	30,588	31,722
Deferred income taxes	2,647	1,887
Prepaid expenses	7,582	3,965
Other receivables	5,379	6,519
Assets held for sale	4,523	3,779
Other current assets	303	301
Total current assets	172,674	193,277
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $79,859 and $72,962 as of March 31, 2015 and December 31, 2014, respectively	187,917	176,524
Goodwill	54,569	50,757
Intangible assets, net	29,343	31,720
Other assets	7,760	8,250
Total assets	$452,263	$460,528
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,982	$48,705
Accrued liabilities	50,331	50,391
Current maturities of long-term debt	6,338	5,104
Derivative liabilities	36,745	25,246
Liabilities held for sale	1,270	902
Total current liabilities	133,666	130,348
Long-term debt, net of current maturities	215,057	215,333
Other long-term obligations and deferred credits	4,980	6,940
Deferred income taxes	7,102	6,427
Total liabilities	360,805	359,048
Commitments and contingencies (Note 15)
Equity:
Preferred stock	—	—
Common stock	15	15
Additional paid-in capital	157,609	156,745
Accumulated deficit	(53,227)	(42,743)
Treasury stock, at cost	(12,939)	(12,537)
Total stockholders’ equity	91,458	101,480
Total liabilities and equity	$452,263	$460,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenue	$171,338	$146,257
Cost of goods sold before depreciation, depletion and amortization	139,786	124,525
Selling, general and administrative expenses	18,064	13,643
Depreciation, depletion and amortization	8,279	4,898
Gain on sale of assets	(63)	(349)
Income from operations	5,272	3,540
Interest expense, net	(5,153)	(5,010)
Derivative loss	(11,499)	(623)
Other income, net	599	489
Loss from continuing operations before income taxes	(10,781)	(1,604)
Income tax (benefit) expense	(74)	22
Loss from continuing operations	(10,707)	(1,626)
Income from discontinued operations, net of taxes	223	473
Net loss	$(10,484)	$(1,153)

Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.79)	$(0.12)
Income from discontinued operations, net of taxes	0.02	0.03
Net loss per share – basic and diluted	$(0.77)	$(0.09)

Weighted average shares outstanding:
Basic and diluted	13,560	13,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2013	14,036	$14	$152,695	$(63,325)	$(5,657)	$83,727
Stock-based compensation expense	—	—	530	—	—	530
Restricted stock vesting	7	—	—	—	—	—
Stock options exercised	17	—	243	—	—	243
Warrants exercised	1	—	11	—	—	11
Other treasury shares purchases	(1)	—	—	—	(27)	(27)
Net loss	—	—	—	(1,153)	—	(1,153)
BALANCE, March 31, 2014	14,060	$14	$153,479	$(64,478)	$(5,684)	$83,331

BALANCE, December 31, 2014	13,978	$15	$156,745	$(42,743)	$(12,537)	$101,480
Stock-based compensation expense	—	—	851	—	—	851
Restricted stock vesting	4	—	—	—	—	—
Stock options exercised	1	—	12	—	—	12
Warrants exercised	—	—	1	—	—	1
Other treasury share purchases	(13)	—	—	—	(402)	(402)
Net loss	—	—	—	(10,484)	—	(10,484)
BALANCE, March 31, 2015	13,970	$15	$157,609	$(53,227)	$(12,939)	$91,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,484)	$(1,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	8,279	4,898
Debt issuance cost amortization	437	403
Amortization of discount on long-term incentive plan and other accrued interest	87	94
Net loss on derivative	11,499	623
Net gain on sale of assets	(63)	(969)
Deferred income taxes	(343)	251
Provision for doubtful accounts and customer disputes	1,051	188
Stock-based compensation	851	530
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	476	(7,541)
Inventories	1,611	85
Prepaid expenses and other current assets	(2,285)	(2,596)
Other assets and liabilities	120	49
Accounts payable and accrued liabilities	(10,304)	3,211
Net cash provided by (used in) operating activities	932	(1,927)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,546)	(10,165)
Payments for acquisitions, net of cash acquired	(16,348)	(3,143)
Proceeds from disposals of property, plant and equipment	469	2,323
Net cash used in investing activities	(19,425)	(10,985)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	5	159
Repayments of revolver borrowings	(5)	(159)
Proceeds from exercise of stock options and warrants	13	254
Payments of other long-term obligations	(2,250)	(2,250)
Payments for other financing	(1,684)	(973)
Debt issuance costs	—	(537)
Purchase of treasury shares	(402)	(27)
Net cash used in financing activities	(4,323)	(3,533)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,816)	(16,445)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,202	112,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,386	$96,222

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$378	$263
Cash paid for income taxes	$271	$12

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$1,112	$552

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of our results expected for the year ending December 31, 2015, or for any future period.

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

In April 2014, the Financial Accounting Standards Board (the "FASB") issued an amendment on reporting discontinued operations and disclosures of disposals of components of an entity. Specifically, the amendment revises the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. Additionally, entities will be required to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position and to separately present certain information related to the operating and investing cash flows of the discontinued operation, for all comparative periods, in the statement of cash flows. The amendment is effective for annual and interim periods beginning after December 15, 2014 and is to be adopted on a prospective basis for all disposals (except disposals classified as held for sale prior to the adoption date) or components initially classified as held for sale in periods beginning on or after the adoption date. We adopted this guidance effective January 1, 2015, and there was no material impact on our consolidated financial statements or results of operations.

For a description of our significant accounting policies, see Note 1 of the condensed consolidated financial statements in our 2014 Form 10-K.

3.	ACQUISITIONS AND DISPOSITIONS

2015 Acquisition

On February 24, 2015, we acquired the equity of Right Away Redy Mix, Inc. ("Right Away"), in Oakland, California. The purchase price was $18.0 million in cash, plus closing adjustments of $0.9 million, plus potential future earn-out payments of up to $6.0 million based on the achievement of certain defined annual volume thresholds over a six-year period (the "Right Away Earn-out"). The acquisition included four ready-mixed concrete facilities, 49 mixer trucks and a fleet of transfer trucks used to transport cement and aggregates. The purchase of these assets expanded our business in our existing northern California market. The fair value of the assets acquired and liabilities assumed in the Right Away acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the Right Away Earn-out, identifiable intangible assets, and property, plant and equipment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the consideration paid for Right Away and the allocation of these amounts to the net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition date (in thousands).

Right Away
Cash	$928
Accounts receivable	1,832
Inventory	348
Other current assets	275
Property, plant and equipment	10,464
Total assets acquired	$13,847
Current liabilities	1,471
Long-term liabilities	7
Total liabilities assumed	$1,478
Goodwill	6,493
Net assets acquired for cash consideration	$18,862

These allocations require the significant use of estimates and are based on information that was available to management at the time these condensed consolidated financial statements were prepared. We utilized recognized valuation techniques, including the income approach, sales approach, and cost approach, to value the net assets acquired. Any changes to the purchase price allocations will be made as soon as practical, but no later than one year from the acquisition date.

The fair value of the acquired receivables is $1.8 million, with a gross contractual amount of $2.2 million. We do not expect to collect $0.4 million of the acquired receivables.

The goodwill ascribed to the Right Away acquisition is related to the synergies we expect to achieve with expansion in the East San Francisco Bay area of the northern California market in which we already operate. We do not expect the goodwill to be deductible for tax purposes. The goodwill relates to our ready-mixed concrete reportable segment. See Note 12 for additional information regarding income taxes.

2014 Acquisitions

On October 20, 2014, we acquired the assets of Custom-Crete ("Custom-Crete"), with operations in Dallas / Fort Worth, Houston, San Antonio, and Austin, Texas from Oldcastle Architectural, Inc., a wholly owned subsidiary of CRH plc ("Oldcastle Architectural") for $37.4 million in cash, less final working capital adjustments of $1.6 million. The fair value of the assets acquired and liabilities assumed in the Custom-Crete acquisition is preliminary and remains subject to potential adjustments, including, but not limited to, adjustments related to an expected subsequent payment to Oldcastle Architectural for land that is pending the division of certain shared properties.

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

During the year ended December 31, 2014, we also completed six other acquisitions comprised of seven ready-mixed concrete plants and related assets in our New York and west Texas markets. The aggregate consideration paid consisted of $15.5 million in cash and $1.1 million in promissory notes. The acquisition of these assets expanded our business in our existing markets. The fair values of the assets acquired and liabilities assumed in these six ready-mixed concrete acquisitions are final.

We have made changes to the preliminary purchase price allocations for the 2014 acquisitions during the first quarter of 2015 primarily related to fair value estimates of assets acquired and liabilities assumed for Mobile-Crete, working capital adjustments for Custom-Crete and NYSS, and changes in the valuation of intangible assets for three of the six acquisitions included in "All Other" in the table below. The following table presents the allocation of the consideration paid for the 2014 acquisitions to the net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands).

	2014 Acquisitions
	Custom-Crete(1)	NYSS(2)	Mobile-Crete(3)	All Other(4)
Accounts receivable(5)	$3,669	$5,898	$2,578	$—
Inventory	523	1,161	336	295
Other current assets	—	915	—	102
Property, plant and equipment	11,661	1,442	4,118	7,400
Definite-lived intangible assets	9,600	5,042	—	4,722
Total assets acquired	$25,453	$14,458	$7,032	$12,519
Current liabilities	2,598	2,539	1,284	—
Long-term liabilities	473	—	—	—
Total liabilities assumed	$3,071	$2,539	$1,284	$—
Goodwill	13,417	3,260	15,771	4,050
Consideration paid	$35,799	$15,179	$21,519	$16,569

(1)	The purchase price allocation for the Custom-Crete acquisition is subject to change pending payment for the division of certain shared properties.

(2)	The purchase price allocation for the NYSS acquisition is subject to change pending working capital adjustments.

(3)
The fair value of the assets acquired and liabilities assumed in the Mobile-Crete acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the Mobile-Crete Earn-out, identifiable intangible assets, and property, plant and equipment.

(4)	Consideration paid for all other acquisitions includes $1.1 million of notes payable to previous owners.

(5)	The fair value of the acquired receivables approximates the gross contractual amounts as of the respective acquisition dates.

These allocations require the significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. We utilized recognized valuation techniques, including the income approach, sales approach, and cost approach, to value the net assets acquired. Any changes to the purchase price allocations will be made as soon as practical, but no later than one year from the respective acquisition dates.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquired intangible assets in 2014 of $19.4 million consisted of customer relationships, trade names, non-compete agreements, and leasehold interests. The amortization period of these intangible assets ranges from two years to 11.67 years. These intangible assets exclude identifiable intangible assets from the Mobile-Crete and Right Away acquisitions as management has not yet completed the valuations. The major classes of intangible assets acquired in the 2014 acquisitions were as follows (in thousands):

	Weighted Average Amortization Period (In Years)	Intangible Assets Acquired In 2014 Acquisitions
Customer relationships	8.82	$8,655
Trade name	10.00	2,900
Non-compete agreements	4.81	4,427
Leasehold interests	9.79	3,382
Total		$19,364

We recorded $0.7 million of amortization expense related to these intangible assets during the three months ended March 31, 2015. The estimated future aggregate amortization expense of intangible assets from the 2014 acquisitions as of March 31, 2015 is set forth below (in thousands):

Year Ending December 31,
2015 (remainder of the year)	$1,993
2016	2,652
2017	2,565
2018	2,538
2019	2,138
Thereafter	6,234
Total	$18,120

The goodwill ascribed to each of these acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. We expect the goodwill to be deductible for tax purposes. The goodwill relates to our ready-mixed concrete reportable segment, with the exception of the NYSS acquisition, which relates to our other non-reportable segments. See Note 12 for additional information regarding income taxes.

Actual and Pro Forma Impact of Acquisitions

We recorded approximately $21.8 million of revenue and less than $0.1 million of income from operations in our condensed consolidated statements of operations for the quarter ended March 31, 2015 related to the Right Away acquisition and the 2014 acquisitions following their respective acquisition dates. We recorded approximately $0.2 million of revenue and less than $0.1 million of loss from operations in our condensed consolidated statement of operations for the quarter ended March 31, 2014 related to the 2014 acquisitions following their respective acquisition dates.

The unaudited pro forma information presented below reflects the combined financial results for all of the acquisitions completed during 2014 and the first quarter of 2015, excluding three of the six acquisitions that are included in the caption "All Other" in the table captioned "2014 Acquisitions" above, as historical financial results for these operations were impractical to obtain from the former owners. We estimate that revenue and income from operations for these three acquisitions in total would have been approximately $0.9 million and less than $0.1 million, respectively, for the three months ended March 31, 2014. All other acquisitions have been included and represent our estimate of the results for the three months ended March 31, 2015 and 2014 as if the 2014 acquisitions had been completed on January 1, 2013 and the Right Away acquisition had been completed on January 1, 2014 (in thousands, except per share information):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For The Three Months Ended March 31,
	(unaudited)
	2015	2014
Revenue from continuing operations	$174,066	$172,507
Net loss	$(9,961)	$(223)
Loss per share, basic and diluted	$(0.73)	$(0.02)

The above pro forma results are unaudited and were prepared based on the historical GAAP results of the Company and the historical results of the seven acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2014 acquisitions occurred on January 1, 2013 and the Right Away acquisition occurred on January 1, 2014.

The unaudited pro forma net loss and net loss per share amounts above reflect the following adjustments: (1) inclusion of an additional $0.6 million in amortization of intangibles for the quarter ended March 31, 2014 and (2) exclusion of $0.4 million of legal and professional fees incurred by the Company during the three months ended March 31, 2015 related to the acquisitions. As the purchase price allocation for Mobile-Crete and Right Away are still preliminary and fair values for the related intangible assets have not been determined, no amortization on these intangible assets is included in the pro forma results. We applied the same effective tax rate to calculate our pro forma net loss as the effective rate we applied to calculate our reported net loss for each of the three months ended March 31, 2015 and 2014 (see Note 17 to our 2014 Form 10-K regarding our effective tax rate). The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

Sale of Pennsylvania Precast Operations

On January 30, 2014, our Board of Directors (the "Board") approved the sale of our one remaining precast concrete operation in Pennsylvania, as this business no longer fits our goal of becoming the preeminent supplier of ready-mixed concrete in the United States. As such, the related assets and liabilities have been classified as held for sale effective with the first quarter of 2014. During the first quarter of 2014, we engaged a broker to actively pursue potential buyers. We continue to evaluate proposals from buyers for this operation and expect any transaction would close during the first half of 2015. The results of operations for this business have been included in discontinued operations for the periods presented. Listed below are the major classes of assets and liabilities expected to be sold as part of any transaction that are included in held for sale captions on the accompanying condensed consolidated balance sheets as of March 31, 2015 (in thousands):

March 31, 2015
Assets held for sale:
Trade accounts receivable, net	$2,276
Inventories	608
Other current assets	788
Property, plant and equipment, net	851
Total assets held for sale	$4,523

Liabilities held for sale:
Accounts payable	$551
Accrued liabilities	719
Total liabilities held for sale	$1,270

Purchase of Bode Gravel and Bode Concrete Equity Interests

In accordance with the terms of the 2012 Bode Gravel Co. and Bode Concrete LLC purchase agreement, we are required to make earn-out payments (the "Bode Earn-out"), which are contingent upon reaching negotiated volume hurdles and had an aggregate present value of up to $7.0 million, as of October 30, 2012, the acquisition date. The Bode Earn-out is payable in cash over a six-year period. To date, we have made two Bode Earn-out payments of $2.3 million each in the first quarters of 2014 and 2015.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sale of California Precast Operations

In March 2014, we completed the sale of our remaining owned assets related to our California precast operations. We sold land and a building for net proceeds of $1.5 million in cash and recorded a gain on the transaction of $0.6 million. The gain is included in discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014.

4.	DISCONTINUED OPERATIONS

As disclosed in Note 3 above, we have classified the assets and liabilities of our one remaining precast concrete operation in Pennsylvania as held for sale in the accompanying condensed consolidated balance sheets effective with the first quarter of 2014. We have presented the results of operations for this business for all periods as discontinued operations in the accompanying condensed consolidated statements of operations.

Additionally, in March 2014, we completed the sale of our remaining owned assets related to our California precast operations disposed of in 2012. We sold land and a building for net proceeds of $1.5 million in cash and recorded a gain on the transaction of $0.6 million. The gain is included in discontinued operations in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2014.

The results of these discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$3,294	$3,351
Operating expenses excluding DD&A	3,070	3,257
Income from discontinued operations	224	94
Gain on sale of assets	—	(620)
Income from discontinued operations, before income taxes	224	714
Income tax expense	1	241
Income from discontinued operations, net of taxes	$223	$473

Cash flows provided by operating activities included operating cash flows provided by discontinued operations of less than $0.1 million during the three months ended March 31, 2015. Cash flows used in investing activities included investing cash flows used in discontinued operations of less than $0.1 million during the three months ended March 31, 2015. Cash flows used in operating activities included operating cash flows used in discontinued operations of $1.5 million for the three months ended March 31, 2014. Cash flows used in investing activities included investing cash flows provided by discontinued operations of $1.5 million during the three months ended March 31, 2014.

5.	INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$27,847	$29,263
Building materials for resale	1,717	1,479
Other	1,024	980
Total inventories	$30,588	$31,722

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The changes in goodwill by reportable segment from January 1, 2015 to March 31, 2015 were as follows (in thousands):

	March 31, 2015
	Ready-Mixed Concrete Segment	Other Non-Reportable Segments	Total
Balance at January 1, 2015	$47,757	$3,000	$50,757
Acquisition (See Note 3)	6,493	—	6,493
Working capital adjustments (See Note 3)	(153)	260	107
All other purchase price allocation adjustments (See Note 3)	(2,788)	—	(2,788)
Balance at March 31, 2015	$51,309	$3,260	$54,569

Intangible Assets

Our purchased intangible assets were as follows (in thousands):

	March 31, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Customer relationships	$22,155	$(3,786)	$18,369	7.98
Non-compete agreements	4,427	(448)	3,979	4.33
Trade names	4,200	(435)	3,765	9.06
Leasehold interests	3,382	(152)	3,230	9.40
Total purchased intangible assets	$34,164	$(4,821)	$29,343	7.78

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Customer relationships	$23,540	$(3,214)	$20,326	8.06
Non-compete agreements	4,421	(218)	4,203	4.58
Trade names	4,200	(330)	3,870	9.31
Leasehold interests	3,382	(61)	3,321	9.63
Total purchased intangible assets	$35,543	$(3,823)	$31,720	7.91

We recorded $1.0 million and $0.4 million of amortization expense on our purchased intangible assets for the three months ended March 31, 2015 and 2014, respectively, which is included in our condensed consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, the estimated remaining amortization of our finite-lived intangible assets were as follows (in thousands):

Year Ending December 31,
2015 (remainder of the year)	$3,103
2016	4,132
2017	4,045
2018	4,018
2019	3,618
Thereafter	10,427
Total	$29,343

7.	ACCRUED LIABILITIES

Our accrued liabilities were as follows (in thousands):

	March 31, 2015	December 31, 2014
Accrued materials	$12,807	$14,319
Accrued insurance reserves	10,919	10,512
Accrued compensation and benefits	8,558	11,251
Accrued interest	5,737	1,487
Accrued property, sales and other taxes	4,732	5,235
Bode Earn-out, current portion	2,250	2,250
Deferred rent	2,044	2,126
Other	3,284	3,211
Total accrued liabilities	$50,331	$50,391

8.	DEBT

A summary of our debt and capital leases is as follows (in thousands):

	March 31, 2015	December 31, 2014
Senior secured notes due 2018	$200,000	$200,000
Senior secured credit facility expiring 2018	—	—
Convertible notes due 2015	117	117
Capital leases	7,409	7,395
Other financing	13,869	12,925
Total debt	221,395	220,437
Less: current maturities	6,338	5,104
Long-term debt, net of current maturities	$215,057	$215,333

Senior Secured Notes due 2018

On November 22, 2013, we completed an offering of $200.0 million aggregate principal amount of 8.5% senior secured notes due 2018 (the "2018 Notes"). We used a portion of the net proceeds from the 2018 Notes to repay all of our outstanding borrowings under the Revolving Facility (as defined below) and to redeem all $61.1 million of our outstanding 9.5% senior secured notes due 2015 that were issued in 2013 (the "2013 Notes").

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Senior Secured Credit Facility expiring 2018

On October 29, 2013, we entered into a First Amended and Restated Loan and Security Agreement, as subsequently amended, (the "2013 Loan Agreement") with certain financial institutions named therein, as lenders (the "Lenders"), and Bank of America, N.A., as agent and sole lead arranger (the "Administrative Agent"), which amended and restated our existing credit agreement and provides us with an asset-based revolving credit facility (the "Revolving Facility"). Under the terms of the 2013 Loan Agreement, the maximum credit availability under our Revolving Facility is $175.0 million, subject to a borrowing base calculation as described below. The 2013 Loan Agreement expires on October 2, 2018. As of March 31, 2015, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit under the 2013 Loan Agreement.

Our maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement and discussed further below.  Our availability under the 2013 Loan Agreement at March 31, 2015 decreased to $105.7 million from $109.8 million at December 31, 2014. The 2013 Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by the Lenders of up to $12.5 million in excess of borrowing base levels.  The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

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

The 2013 Loan Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; repurchase stock; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2013 Loan Agreement.  The 2013 Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement.  For the trailing 12-month period ended March 31, 2015, our fixed charge coverage ratio was 2.24 to 1.0. As of March 31, 2015, the Company was in compliance with all covenants under the 2013 Loan Agreement.

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

Convertible Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of 9.5% Convertible Notes due on August 31, 2015 (the "Convertible Notes"). During 2013, we exchanged $48.5 million of Convertible Notes for $61.1 million aggregate principal amount of 2013 Notes and $6.4 million of Convertible Notes for 0.6 million shares of common stock. The remaining Convertible Notes no longer include a conversion feature or accrue interest. As of March 31, 2015, $0.1 million of aggregate principal amount of Convertible Notes remain outstanding.

Capital Leases and Other Financing

In 2013, we entered into master leasing agreements with GE Capital Commercial, Inc. and Capital One Equipment Finance Corporation to provide up to $10.0 million in total lease commitments for mixer trucks and other machinery and equipment. As of March 31, 2015, we have utilized $7.1 million of these lease commitments. Interest on these lease commitments accrues at fixed annual rates ranging from 4.15% to 4.80%, and payments are due monthly for a term of five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

From 2013 through the first quarter of 2015, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks totaling $14.3 million aggregate principal, with fixed annual interest rates ranging from 2.99% to 3.18%, payable monthly for a term of five years. Also, from 2014 through the first quarter of 2015, we entered into five lease agreements with SunTrust Equipment Finance and Leasing Corporation for a total commitment of $1.9 million, with fixed annual interest rates ranging from 3.49% to 3.75%, payable monthly for terms ranging from four to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

The current portion of capital leases included in current maturities of long-term debt was $1.7 million as of March 31, 2015 and $1.6 million as of December 31, 2014.

As of March 31, 2015, we had five promissory notes outstanding that were issued primarily in connection with acquisitions completed between October 2010 and August 2014 in an aggregate principal amount of $4.0 million. These promissory notes are payable either monthly or annually over two to nine years, with annual effective interest rates ranging from 3.49% to 5.00%. In January 2015, we entered into an 11 month financing agreement for an aggregate principal amount of $1.5 million for certain of our third-party insurance policies, which is payable monthly with a fixed annual interest rate of 4.09%.

The weighted average interest rate of our capital leases and other financings was 3.49% as of March 31, 2015 and December 31, 2014. We made cash principal payments associated with our capital leases and other financings totaling $1.6 million and $1.0 million during the three months ended March 31, 2015 and 2014, respectively.

9.	WARRANTS

On August 31, 2010, we issued warrants to acquire common stock (the “Warrants”) in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock.  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership. The fair value of these Warrants have been included in derivative liabilities on the accompanying condensed consolidated balance sheets (see Note 10) and are recorded at their fair value (see Note 11). The Warrants are classified as a current liability on the accompanying condensed consolidated balance sheets as they can be exercised by the holders at any time.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	DERIVATIVES

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  In accordance with ASC 815 - Derivatives and Hedging ("ASC 815"), we are required to account for derivative instruments as a result of the issuance of the Warrants on August 31, 2010.  None of our derivative instruments manage business risk or are executed for speculative purposes.

Our derivative instruments are summarized as follows (in thousands):

		Fair Value
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Balance Sheet Location	March 31, 2015	December 31, 2014
Warrants	Derivative liabilities	$36,745	$25,246

The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, excluding income tax effects (in thousands):

		Three Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location Of Income/(Loss) Recognized	March 31, 2015	March 31, 2014
Warrants	Derivative loss	$(11,499)	$(623)

Warrant volume positions represent the number of shares of common stock underlying the instruments.  The table below presents our volume positions (in thousands) as of March 31, 2015 and December 31, 2014:

	Number Of Shares
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	March 31, 2015	December 31, 2014
Warrants	2,999	2,999

We do not have any derivative instruments with credit features requiring the posting of collateral in the event of a credit downgrade or similar credit event.

11.	FAIR VALUE DISCLOSURES

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$36,745	$—	$—	$36,745
Other obligations – Bode Earn-out(2) (3)	3,480	—	—	3,480
	$40,225	$—	$—	$40,225

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$25,246	$—	$—	$25,246
Other obligations – Bode Earn-out(2) (3)	5,344	—	—	5,344
	$30,590	$—	$—	$30,590

(1)	Represents the fair value of the Warrants (see Note 9).

(2)
Represents the fair value of the Bode Earn-out (see Note 3). The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments were capped at a fair value of $3.5 million and $5.3 million as of March 31, 2015 and December 31, 2014.

(3)
The fair values of the Right Away Earn-out and the Mobile-Crete Earn-out are pending valuation, which will be completed as soon as practical, but no later than one year from the respective acquisition dates.

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  Where observable market data did not exist, we modeled inputs based upon similar observable inputs. The key inputs in determining our derivative liabilities include our stock price, stock price volatility, and risk free interest rates.

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2014 to March 31, 2015 is provided below (in thousands):

	Warrants	Bode Earn-Out
Balance at December 31, 2014	$25,246	5,344
Total losses included in earnings	11,499	—
Payment on Bode Earn-out	—	(1,864)
Balance at March 31, 2015	$36,745	$3,480

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker/dealer quoted market prices, was $211.0 million as of March 31, 2015. The carrying value of outstanding amounts under our 2013 Loan Agreement approximates fair value due to the floating interest rate. The fair value of our remaining Convertible Notes was approximately $0.1 million at March 31, 2015 and December 31, 2014.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of March 31, 2015 and December 31, 2014 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $4.5 million as of March 31, 2015 and December 31, 2014. We made income tax payments of approximately $0.3 million and less than $0.1 million during the three months ended March 31, 2015 and 2014.

Despite income in 2014 and projected future taxable income, as of March 31, 2015, we remain in a three year cumulative loss position and will, therefore, continue to record a valuation allowance on all U.S. deferred tax assets. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance. Our cumulative loss position will continue to change as a result of historical and current earnings performance. This change, among other factors, may cause us to reduce our valuation allowance on deferred tax assets in the future. Any adjustment to our valuation allowance would impact our income tax expense in the period that our evaluation changes.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income from discontinued operations. We recorded a tax benefit of $0.1 million and tax expense of less than $0.1 million in loss from continuing operations for the three months ended March 31, 2015 and 2014. We recorded a tax expense of less than $0.1 million and $0.2 million allocated to discontinued operations for the three months ended March 31, 2015 and 2014. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three months ended March 31, 2015 and 2014 nets to $0.

We underwent a change in ownership for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the consummation of our plan of reorganization on August 31, 2010.  As a result, the amount of our pre-change net operating losses (“NOLs”) and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the plan of reorganization.  The ownership change and the resulting annual limitation on the use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitations on our ability to utilize existing NOLs and other tax attributes.

13.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	March 31, 2015	December 31, 2014
Shares authorized	100,000	100,000
Shares outstanding at end of period	13,970	13,978
Shares held in treasury	709	697

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. The preferred stock may be issued from time to time in one or more series upon authorization by the Board. The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

affect the market price of our common stock. There was no preferred stock issued or outstanding as of March 31, 2015 or December 31, 2014.

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the Share Repurchase Program. We made no repurchases of our common stock during the three months ended March 31, 2015 under the Share Repurchase Program.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 13,000 shares with a total value of $0.4 million during the three months ended March 31, 2015. We withheld approximately 1,200 shares with a total value of less than $0.1 million during the three months ended March 31, 2014. We accounted for the withholding of these shares as treasury stock.

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

For the three months ended March 31, 2015 and 2014, our potentially dilutive shares include the shares underlying our restricted stock, restricted stock units, stock options, and Warrants. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	Three Months Ended March 31,
	2015	2014
Potentially dilutive shares:
Unvested restricted stock and restricted stock units	410	505
Stock options	46	58
Warrants	2,999	2,999
Total potentially dilutive shares	3,455	3,562

15.	COMMITMENTS AND CONTINGENCIES

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures, or so-called “rip and tear” coverage.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2015.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2015.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $9.6 million as of March 31, 2015, compared to $9.5 million as of December 31, 2014, which are classified in accrued liabilities in our condensed consolidated balance sheets.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $8.3 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2015. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of March 31, 2015.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following principal markets: north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. With the acquisition of the volumetric ready-mixed concrete businesses during the fourth quarter of 2014 (see Note 3), we have further expanded our presence in Texas into all of its major metropolitan markets. Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New Jersey, and New York markets in which our ready-mixed concrete segment operates. Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, Aridus® rapid-drying concrete technology, brokered product sales, a recycled aggregates operation, and an aggregate distribution operation. The financial results of the acquisitions completed in the 2015 first quarter and 2014 have been included in their respective reportable segment or in other products as of their respective acquisition dates.

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

•	non-cash stock compensation expense and

•	corporate officer severance expense.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
Ready-mixed concrete
Sales to external customers	$155,044	$133,926
Aggregate products
Sales to external customers	5,231	4,617
Intersegment sales	3,679	3,628
Total aggregate products	8,910	8,245
Total reportable segment revenue	163,954	142,171
Other products and eliminations	7,384	4,086
Total revenue	$171,338	$146,257

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$20,570	$13,732
Aggregate products	177	79
Total reportable segment Adjusted EBITDA	$20,747	$13,811

Reconciliation Of Reportable Segment Adjusted EBITDA To Loss From Continuing Operations Before Income Taxes:
Total reportable segment Adjusted EBITDA	$20,747	$13,811
Other products and eliminations income from operations	828	545
Corporate overhead	(8,785)	(6,319)
Depreciation, depletion and amortization for reportable segments	(7,009)	(4,107)
Interest expense, net	(5,153)	(5,010)
Corporate derivative loss	(11,499)	(623)
Corporate and other products and eliminations other income, net	90	99
Loss from continuing operations before income taxes	$(10,781)	$(1,604)

Capital Expenditures:
Ready-mixed concrete	$1,686	$6,219
Aggregate products	1,234	3,928
Other products and corporate	626	18
Total capital expenditures	$3,546	$10,165

Revenue By Product:
Ready-mixed concrete	$155,044	$133,926
Aggregate products	5,231	4,617
Building materials	3,834	3,239
Lime	1,497	2,761
Hauling	1,038	907
Other	4,694	807
Total revenue	$171,338	$146,257

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Property, Plant And Equipment Assets:	As of March 31, 2015	As of December 31, 2014
Ready-mixed concrete	$137,158	$126,141
Aggregate products	40,694	40,878
Other products and corporate	10,065	9,505
Total identifiable assets	$187,917	$176,524

17. SUBSEQUENT EVENT

On April 2, 2015, we announced that we completed the acquisition of all of the issued and outstanding equity interests of Ferrara Bros. Building Materials Corp. ("Ferrara Bros."), in New York, New York. We acquired the equity of Ferrara Bros. for $45.0 million in cash, 0.4 million shares of our common stock, calculated in accordance with the terms of the share purchase agreement ("SPA") dated April 1, 2015, and valued at approximately $15.1 million on the date of issuance, plus potential incentive awards in the form of equity of up to $35.0 million based on the achievement of certain EBITDA thresholds, as defined in the SPA, over a four-year period beginning in 2017. We funded the purchase through a combination of cash on hand and borrowings on our Revolving Credit Facility. Ferrara Bros. operates six ready-mixed concrete plants at its four facilities in New York and New Jersey and a fleet of 89 mixer trucks. The acquisition expands our presence in the New York metropolitan market and will allow us to more effectively serve construction projects in Manhattan. We will prepare the preliminary purchase price allocation for this acquisition as soon as practical, but no later than one year from the acquisition date.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

For a discussion of our commitments not discussed below and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").

Our Business

U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete” or the “Company”) are a leading producer of ready-mixed concrete in select geographic markets in the United States. We operate our business through two primary segments: (i) ready-mixed concrete and (ii) aggregate products. The results of operations for our California precast operations, which were sold during 2012, as well as our Pennsylvania precast operation that is classified as held for sale at March 31, 2015, have been included in discontinued operations for the periods presented.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 90.5% of our revenue for the three months ended March 31, 2015) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. With the acquisition of the volumetric ready-mixed concrete businesses during the fourth quarter of 2014, we have further expanded our presence in Texas into all of the major metropolitan markets. For a description of our volumetric acquisitions, see the information set forth in Note 3, “Acquisitions and Dispositions,” to our condensed consolidated financial statements included in Part I of this report.

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

Aggregate Products. Our aggregate products segment (which represented 3.1% of our revenue for the three months ended March 31, 2015, excluding $3.7 million of intersegment sales) produces crushed stone, sand and gravel from nine aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 0.7 million tons of aggregates during the three months ended March 31, 2015, with Texas representing 68% and New Jersey representing 32% of the total production. We consumed 48% of our aggregate production internally and sold 52% to third party customers in the three months ended March 31, 2015. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. We also own sand pit operations in Michigan and one quarry in west Texas which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

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

We experienced a 13.6% increase in consolidated average ready-mixed concrete sales prices for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, resulting in the 16th consecutive fiscal quarter of increased average selling prices year-over-year. For the three months ended March 31, 2015, our ready-mix concrete sales volume increased 1.8% to 1.3 million cubic yards as compared to the first three months of 2014. Ready-mixed sales revenue and volume in the first three months of 2015 were up in our California and west Texas markets as compared to the first three months of 2014, primarily due to increased construction activity and ready-mixed segment acquisitions completed in 2014. Ready-mixed sales volume in our north Texas market was down due to significantly more days lost to weather as compared to the first three months of 2014; however, ready-mixed sales revenue in our north Texas market was up due to 2014 acquisitions and higher average selling prices. Ready-mixed sales revenue and volume in our New Jersey / New York and Washington, D.C. markets were also down in the 2015 first quarter as compared to the 2014 first quarter due primarily to increased lost weather days and timing of projects. As a result of the increased ready-mixed concrete sales volume and higher sales prices, our revenue increased period-over-period. Additionally, the higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during the three months ended March 31, 2015 when compared to the prior year period, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Recent Developments

On April 2, 2015, we announced that we completed the acquisition of all of the issued and outstanding equity interests of Ferrara Bros. Building Materials Corp. ("Ferrara Bros."), in New York, New York. We acquired the equity of Ferrara Bros. for $45.0 million in cash, 0.4 million shares of our common stock, calculated in accordance with the terms of the share purchase agreement ("SPA") dated April 1, 2015, and valued at approximately $15.1 million on the date of issuance, plus potential incentive awards in the form of equity of up to $35.0 million based on the achievement of certain EBITDA thresholds, as defined in the SPA, over a four-year period beginning in 2017. We funded the purchase through a combination of cash on hand and borrowings on our Revolving Credit Facility. Ferrara Bros. operates six ready-mixed concrete plants at its four facilities in New York and New Jersey and a fleet of 89 mixer trucks. The acquisition expands our presence in the New York metropolitan market and will allow us to more effectively serve construction projects in Manhattan.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of (i) financing seasonal working capital requirements; (ii) servicing our indebtedness; (iii) purchasing property and equipment; and (iv) financing strategic acquisitions. Our portfolio strategy includes strategic acquisitions and divestitures in various regions and markets, and we may seek financing for acquisitions, including additional debt or equity capital.

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the 2013 Loan Agreement (as defined below) is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory and mixer trucks (as discussed below). While our working capital needs are typically at their lowest level in the first quarter, our borrowing base typically also declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

At March 31, 2015, our availability under the 2013 Loan Agreement decreased to $105.7 million from $109.8 million at December 31, 2014, due primarily to decreases in eligible accounts receivable balances. We had no borrowings outstanding under the Revolving Facility (as defined below) as of March 31, 2015.

The projection of our cash needs is based upon many factors, including without limitation, our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the Revolving Facility and cash generated from operations will provide us with sufficient liquidity to operate our business in the ordinary course, not including potential acquisitions. The Revolving Facility and the 2018 Notes are scheduled to expire in October 2018 and mature in December 2018, respectively. If the Revolving Facility and our operating cash flows are not adequate to fund our operations, we would need to obtain an amendment to the 2013 Loan Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets.

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

The following key financial measurements reflect our financial position and capital resources as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$7,386	$30,202
Working capital	39,008	62,929
Total debt	221,395	220,437

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

We and certain of our subsidiaries have entered into a Loan and Security Agreement (as subsequently amended, the “2013 Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The 2013 Loan Agreement provides for a $175.0 million asset-based revolving credit facility (the “Revolving Facility”), subject to a borrowing base.
Our maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the the value of our eligible accounts receivable, inventory and mixer trucks, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit. Advances under the 2013 Loan Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The 2013 Loan Agreement contains usual and customary negative covenants and customary events of default for transactions of this type and requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement. As of March 31, 2015, we were in compliance with all covenants, and for the trailing twelve month period ended March 31, 2015, our fixed charge coverage ratio was 2.24 to 1.0. As of March 31, 2015, we had no outstanding borrowings and $11.3 million of undrawn standby letters of credit, leaving $105.7 million of unused borrowing capacity under the 2013 Loan Agreement. Subsequent to March 31, 2015, we used a portion of our unused borrowing capacity to fund the Ferrara Bros. acquisition. The 2013 Loan Agreement matures on October 2, 2018.
As of March 31, 2015, we had $200.0 million of our 8.5% senior secured notes due 2018 (the "2018 Notes") outstanding. We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year, which commenced on June 1, 2014. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the indenture governing the 2018 Notes (the “Indenture”). The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions and also contains customary events of default. The 2018 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its direct and indirect wholly owned subsidiaries. The guarantees are joint and several, and there are no non-guarantor subsidiaries. The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by certain property and assets of the Company and the guarantors.
In 2013, we entered into master leasing agreements with GE Capital Commercial, Inc. and Capital One Equipment Finance Corporation to provide up to $10.0 million in total lease commitments for mixer trucks and other machinery and equipment. As of March 31, 2015, we have utilized $7.1 million of these lease commitments. Interest on these lease commitments accrues at fixed annual rates ranging from 4.15% to 4.80%, and payments are due monthly for a term of five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

From 2013 through the first quarter of 2015, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks totaling $14.3 million aggregate principal, with fixed annual interest rates ranging from 2.99% to 3.18%, payable monthly for a term of five years. Also, from 2014 through the first quarter of 2015, we entered into five lease agreements with SunTrust Equipment Finance and Leasing Corporation for a total commitment of $1.9 million, with fixed annual interest rates ranging from 3.49% to 3.75%, payable monthly for terms ranging from four to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

For additional information regarding our arrangements relating to outstanding indebtedness, the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 2.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $0.9 million for the three months ended March 31, 2015, compared to cash used of $1.9 million for the three months ended March 31, 2014. This generally reflects our increase in net loss for the first three months of 2015 and increased use of cash to fund working capital during the 2015 period as compared to the 2014 period, offset by higher non-cash adjustments to net income for derivative loss and depreciation, depletion and amortization ("DD&A").

We used $19.4 million to fund investing activities during the three months ended March 31, 2015 compared to $11.0 million for the three months ended March 31, 2014. We paid $16.3 million for acquisitions during the first three months of 2015 compared to $3.1 million during the first three months of 2014. The increase in cash used in investing activities was partially offset by a $6.6 million decrease in capital spending over the prior year period, as we acquired fewer mixer trucks, plant and other equipment to service our business in the first quarter of 2015 compared to the first quarter of 2014. Proceeds from asset disposals decreased by $1.9 million during the three months ended March 31, 2015, as compared to the first three months of 2014, which included the disposal of the remaining land and building assets related to our California precast operations.

Our net cash used in financing activities was $4.3 million for the three months ended March 31, 2015 compared to $3.5 million for the comparable period of 2014. During the first three months of 2015, we made the second earn-out payment to the former owners of Bode Gravel Co. and Bode Concrete LLC (the "Bode Companies") for $2.3 million, made payments of $1.7 million related to our capital leases and other financings, and paid $0.4 million for the purchase of treasury shares related to our restricted stock grants. During the first three months of 2014, we made the first earn-out payment to the former owners of the Bode Companies for $2.3 million, made payments of $1.0 million related to our capital leases and other financings and incurred $0.5 million of debt issuance costs.

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

Overall, prices for cement and aggregates increased in the first three months of 2015, compared to the same period in 2014, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

Acquisitions and Divestitures

Our portfolio strategy includes strategic acquisitions and divestitures in various regions and markets, and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital.

For a description of our recent acquisitions and divestitures, see the information set forth in Note 3, “Acquisitions and Dispositions,” and Note 17, "Subsequent Events," to our condensed consolidated financial statements included in Part I of this report.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2014 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for derivative instruments. See

Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in Item 8 of Part II of the 2014 Form 10-K for a discussion of our critical and significant accounting policies.

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014	%
	(unaudited)
Revenue	$171,338	$146,257	17.1%
Cost of goods sold before depreciation, depletion and amortization	139,786	124,525	12.3
Selling, general and administrative expenses	18,064	13,643	32.4
Depreciation, depletion and amortization	8,279	4,898	69.0
Gain on sale of assets	(63)	(349)	(81.9)
Income from operations	5,272	3,540	48.9
Interest expense, net	(5,153)	(5,010)	2.9
Derivative loss	(11,499)	(623)	NM
Other income, net	599	489	22.5
Loss from continuing operations before income taxes	(10,781)	(1,604)	NM
Income tax (benefit) expense	(74)	22	NM
Loss from continuing operations	(10,707)	(1,626)	NM
Income from discontinued operations, net of taxes	223	473	(52.9)
Net loss	$(10,484)	$(1,153)	NM

Ready-mixed Concrete Data:
Average selling price per cubic yard	$121.04	$106.53	13.6%
Sales volume in cubic yards	1,277	1,254	1.8%

Aggregates Data:
Average selling price per ton	$9.95	$8.79	13.2%
Sales volume in tons	773	807	(4.2)%

Revenue. Revenue for the three months ended March 31, 2015 grew 17.1%, or $25.1 million, to $171.3 million from $146.3 million in the comparable 2014 quarter, primarily due to higher sales of ready-mixed concrete. We estimate that approximately $21.8 million, or 87.0%, of our revenue increase was the result of acquisitions completed during 2014 and the first quarter of 2015. Ready-mixed concrete sales contributed 84.2%, or $21.1 million, of our revenue growth, driven by a 13.6% increase in our average selling price and a 1.8% increase in volume. Aggregates sales in the first quarter of 2015 grew $0.7 million, or 8.1%, to $8.9 million from $8.2 million in the 2014 first quarter, resulting primarily from a 13.2% increase in average selling price partially offset by a 4.2% decrease in volume. Other product revenues and eliminations, which includes our building materials, aggregate distribution, lime slurry, hauling business, and eliminations of our intersegment sales, increased in the 2015 first quarter to $7.4 million from $4.1 million in the 2014 first quarter, primarily due to sales from our aggregate distribution business, acquired in the fourth quarter of 2014.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before DD&A increased by $15.3 million, or 12.3%, to $139.8 million in the first quarter of 2015 from $124.5 million in the comparable 2014 quarter. Our costs increased primarily due to acquisitions in our ready-mixed concrete segment and volume growth, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our costs in our aggregate products segment increased primarily due to an additional quarry that commenced production in the fourth quarter of 2014. During the first quarter of 2015, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, costs of good sold before DD&A decreased by 3.5% in the first quarter of 2015 compared to the first quarter of 2014.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $4.4 million, or 32.4%, to $18.1 million for the quarter ended March 31, 2015 from $13.6 million in the corresponding 2014 quarter primarily due to $1.4 million of SG&A costs related to our acquisitions in 2014 and the first quarter of 2015, $0.9 million in higher legal and professional fees related to our acquisitions and divestitures and $0.8 million in higher non-cash stock and incentive compensation expense. The remainder of the increase is primarily attributable to personnel and related costs to support our growth initiatives. As a percentage of total revenue, SG&A expenses increased to 10.5% in the 2015 first quarter from 9.3% in the 2014 first quarter.

 Depreciation, depletion and amortization. DD&A expense increased $3.4 million, or 69.0%, to $8.3 million for the three months ended March 31, 2015 from $4.9 million in the corresponding quarter of 2014, primarily reflecting depreciation on additional plants, equipment and mixer trucks purchased to service demand and acquired through the acquisitions completed in 2014. We also incurred incremental intangible amortization expense of $0.6 million related to these 2014 acquisitions.

Income from operations. Income from operations improved to $5.3 million in the first quarter of 2015 from $3.5 million in the corresponding quarter of 2014, an increase of $1.7 million. Increased ready-mixed concrete revenue driven by volume from acquisitions and higher pricing resulted in efficiencies that led to increased income from operations as a percentage of revenue (“operating margins”). Operating margins improved to 3.1% for the March 2015 quarter compared to 2.4% in the March 2014 quarter. We estimate that approximately less than $0.1 million of our increase in income from operations related to our 2014 and 2015 first quarter acquisitions.

Interest expense, net.  Net interest expense increased by $0.1 million to $5.2 million for the three months ended March 31, 2015 as compared to the comparable 2014 quarter.

Derivative loss.  For the quarter ended March 31, 2015, we recorded a non-cash loss on derivative of $11.5 million related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants"). Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining the fair value of our derivative liabilities of $36.7 million at March 31, 2015 include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. The non-cash loss from fair value changes in the Warrants for the 2015 first quarter was primarily due to an increase in the price of our common stock. This compares to the quarter ended March 31, 2014, during which we recorded a non-cash loss from fair value changes in our Warrants of $0.6 million, primarily due to an increase in the price of our common stock.

Other income, net.  Other income was $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Income taxes.  We recorded an income tax benefit allocated to continuing operations of $0.1 million and tax expense of less than $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current income (loss) from discontinued operations. We recorded tax expense of less than $0.1 million and $0.2 million allocated to discontinued operations for the three months ended March 31, 2015 and 2014, respectively. The income tax amounts for continuing operations referred to in the prior paragraph include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three months ended March 31, 2015 and 2014 nets to $0.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of March 31, 2015 and December 31, 2014 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $4.5 million as of March 31, 2015 and December 31, 2014.

Despite income in 2014 and projected future taxable income, as of March 31, 2015, we remain in a three year cumulative loss position and will, therefore, continue to record a valuation allowance on all U.S. deferred tax assets. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance. Our cumulative loss position will continue to change as a result of historical and current earnings performance. This change, among other factors, may cause us to reduce our valuation allowance on deferred tax assets in the future. Any adjustment to our valuation allowance would impact our income tax expense in the period that our evaluation changes.

Discontinued operations.  The results of operations for our sold precast unit located in California, as well as our held for sale precast operation in Pennsylvania, have been included in discontinued operations for the periods presented.

Segment information

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding interest, income taxes, DD&A, derivative gain (loss), and gain or loss on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company’s compliance with debt covenants including: non-cash stock compensation expense and corporate officer severance expense.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

See Note 16, "Segment Information," to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to loss from continuing operations before income taxes.

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014	%

Ready-mixed Concrete Segment:
Revenue	$155,044	$133,926	15.8%
Segment revenue as a percentage of total revenue	90.5%	91.6%

Adjusted EBITDA	$20,570	$13,732	49.8%
Adjusted EBITDA as a percentage of segment revenue	13.3%	10.3%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$121.04	$106.53	13.6%
Sales volume in thousands of cubic yards	1,277	1,254	1.8%

Revenue. Our ready-mixed concrete sales provided 90.5% and 91.6% of our total revenue in the first quarter of 2015 and 2014, respectively. Segment revenue for the 2015 first quarter rose $21.1 million, or 15.8%, over the comparable 2014 period. The 2015 revenue increase was driven primarily by a 13.6% increase in our ready-mixed concrete average selling price per cubic yard during the 2015 first quarter as compared to the 2014 first quarter. Increased selling price contributed $18.5 million, or 87.7%, of our revenue growth.

We also experienced an approximate 1.8% increase in sales volume, or less than 0.1 million cubic yards. Increased volume provided $2.5 million, or approximately 11.6%, of our ready-mixed concrete revenue growth. Our sales volume was higher in our California and west Texas markets due to increased construction activity and segment acquisitions completed in 2014. Volume in our north Texas market was down during the 2015 first quarter as compared to the 2014 first quarter due to significant lost weather days in March 2015 as a result of rain. However, total revenue in our north Texas market rose due to segment acquisitions in 2014 and increased average selling price. Volume in our New Jersey / New York market was unchanged from the first quarter of 2015 compared to the first quarter of 2014 as volume from acquisitions offset a decline in our existing market due to timing of projects. We also saw a volume decline in our Washington, D.C. market due primarily to increased lost weather days, partially offset by increased average selling price. Our average selling price increased in all of our markets.

We estimate that approximately $18.4 million of the $21.1 million segment revenue increase, or 87.2% was due to segment acquisitions during 2014 and the first quarter of 2015.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose to $20.6 million in the 2015 first quarter from $13.7 million in the 2014 first quarter, an increase of $6.9 million, or 50.4%. We estimate that approximately $1.7 million, or 24.6%, of our 2015 Adjusted EBITDA increase resulted from our 2014 and first quarter 2015 segment acquisitions. Driving the growth in Adjusted EBITDA was a 13.6% increase in our average selling price and a 1.8% rise in sales volume, which resulted in $21.1 million in higher revenue. Partially offsetting the growth in revenue was increased cost of goods sold associated with the segment acquisitions and higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the segment acquisitions. During the first quarter of 2015, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2015 first quarter compared to the prior year first quarter, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue grew to 13.3% in the 2015 first quarter from 10.3% in the 2014 first quarter, reflecting primarily the higher revenue and greater efficiencies.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2015	2014	%

Aggregate Products Segment:
Revenue	$8,910	$8,245	8.1%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.1%	3.2%

Adjusted EBITDA	$177	$79	124.1%
Adjusted EBITDA as a percentage of segment revenue	2.0%	1.0%

Aggregates Data:
Average selling price per ton	$9.95	$8.79	13.2%
Sales volume in thousands of tons	773	807	(4.2)%

Revenue.  Sales for our aggregate products segment, excluding intersegment sales of $3.7 million, provided 3.1% of our total revenue for the first quarter of 2015, compared to 3.2%, excluding intersegment sales of $3.6 million, in the comparable 2014 quarter. Segment revenue rose $0.7 million, or 8.1%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 41.3% of our first quarter 2015 aggregates sales were to our ready-mixed concrete segment, versus 44.0% in the 2014 first quarter. Contributing to our overall aggregates revenue growth was an increase in our average selling price of 13.2%, which provided $0.9 million of our aggregates revenue increase. This was offset by a decrease in our aggregates sales volume of 4.2% in the first quarter of 2015 as compared to the first quarter of 2014, reducing our segment revenue growth for the quarter by approximately $0.3 million.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment improved by $0.1 million to $0.2 million in the 2015 first quarter from $0.1 million in the 2014 first quarter, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, delivery, fuel, and pit costs to prepare the stone and gravel for use, all increased primarily due to an additional quarry that commenced production in the fourth quarter of 2014. Our quarry fixed costs, which primarily include equipment rental, property taxes, and plant management costs, were also higher compared to the prior year quarter, primarily due to operating costs associated with this additional quarry. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 2.0% in the 2015 first quarter from 1.0% in the 2014 first quarter, primarily due to the increase in revenue and increased efficiencies.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into noncancelable operating leases that are not reflected on our balance sheet.  At March 31, 2015, we had $11.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $8.3 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first three months of 2015 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes.  However, we are required to account for our Warrants as derivative instruments.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities. The key inputs in determining fair value of our derivative liabilities of $36.7 million and $25.2 million at March 31, 2015 and December 31, 2014, respectively, include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $4.9 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the Warrant derivative liability of approximately $4.9 million, and a gain of the same amount. During the three months ended March 31, 2015, we recorded a non-cash loss from fair value changes in our Warrants of approximately $11.5 million, due primarily to an increase in the price of our common stock.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the 2013 Loan Agreement. As we had no outstanding borrowings under this facility as of March 31, 2015, a one percent change in the applicable rate would not change our annual interest expense.

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

Disclosure Controls and Procedures

As of March 31, 2015, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

On February 24, 2015, we acquired the assets of Right Away Redy Mix, Inc. ("Right Away"). Our management has acknowledged that it is responsible for establishing and maintaining a system of internal controls over financial reporting for Right Away. We are in the process of integrating Right Away, and therefore have excluded Right Away from our March 31, 2015 assessment of the effectiveness of internal control over financial reporting. Right Away represented approximately $21.3 million or 4.7% of our consolidated total assets at March 31, 2015 and approximately $2.9 million or 1.7% of our revenue from continuing operations for the three months ended March 31, 2015. The impact of the Right Away acquisition has not, nor is it expected to, materially affect our internal control over financial reporting. Any material change to our internal control over financial reporting due to the acquisition of Right Away will be disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015 in which our assessment that encompasses Right Away will be included.

During the quarter ended March 31, 2015, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of the 2014 Form 10-K. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part I of the 2014 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2014 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended March 31, 2015:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
January 1 - January 31, 2015	1,146	$28.41	—	$45,176,000
February 1 - February 28, 2015	—	—	—	45,176,000
March 1 - March 31, 2015	11,551	31.95	—	45,176,000
Total	12,697	$31.63	—	$45,176,000

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

2.1*❖
—Share Purchase Agreement, dated as of April 1, 2015, by and among USCF&B AcquisitionCo LLC, Ferrara Bros. Building Materials Corp., Ferrara Family Holdings, Inc. and Joseph J. Ferrara, in his capacity as Seller's Representative. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 2, 2015).

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
10.1*
—Subscription Agreement, dated as of April 1, 2015, by and among U.S. Concrete Inc., Ferrara Family Holdings, Inc. and the beneficial owners of Ferrara Family Holdings, Inc. named therein. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2015).

10.2†	—U.S. Concrete, Inc. and Subsidiaries 2015 Annual Incentive Plan.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference to the filing indicated.

❖
Schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Act of 1933, as amended. The Company hereby agrees to furnish a copy of any such omitted schedule to the SEC upon request.

†       Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: May 8, 2015	By:	/s/ William M. Brown
William M. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

2.1*❖
—Share Purchase Agreement, dated as of April 1, 2015, by and among USCF&B AcquisitionCo LLC, Ferrara Bros. Building Materials Corp., Ferrara Family Holdings, Inc. and Joseph J. Ferrara, in his capacity as Seller's Representative. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 2, 2015).

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
10.1*
—Subscription Agreement, dated as of April 1, 2015, by and among U.S. Concrete Inc., Ferrara Family Holdings, Inc. and the beneficial owners of Ferrara Family Holdings, Inc. named therein. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2015).

10.2†	—U.S. Concrete, Inc. and Subsidiaries 2015 Annual Incentive Plan.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference to the filing indicated.

❖
Schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Act of 1933, as amended. The Company hereby agrees to furnish a copy of any such omitted schedule to the SEC upon request.

†       Management contract or compensatory plan or arrangement.