Form 10-Q
period 2015-06-30
US CONCRETE INC
filed 2015-08-06
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

There were 14,582,073 shares of common stock, par value $.001 per share, of the registrant outstanding as of August 4, 2015.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,026	$30,202
Trade accounts receivable, net of allowances of $5,360 and $3,726 as of June 30, 2015 and December 31, 2014, respectively	163,662	114,902
Inventories	36,037	31,722
Deferred income taxes	4,172	1,887
Prepaid expenses	5,297	3,965
Other receivables	4,421	6,519
Assets held for sale	—	3,779
Other current assets	1,742	301
Total current assets	230,357	193,277
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $87,200 and $72,962 as of June 30, 2015 and December 31, 2014, respectively	206,548	176,524
Goodwill	111,925	50,757
Intangible assets, net	42,672	31,720
Other assets	8,241	8,250
Total assets	$599,743	$460,528
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$83,055	$48,705
Accrued liabilities	56,853	50,391
Current maturities of long-term debt	7,976	5,104
Derivative liabilities	44,737	25,246
Liabilities held for sale	—	902
Total current liabilities	192,621	130,348
Long-term debt, net of current maturities	272,558	215,333
Other long-term obligations and deferred credits	9,028	6,940
Deferred income taxes	9,149	6,427
Total liabilities	483,356	359,048
Commitments and contingencies (Note 15)
Equity:
Preferred stock	—	—
Common stock	15	15
Additional paid-in capital	174,558	156,745
Accumulated deficit	(43,524)	(42,743)
Treasury stock, at cost	(14,662)	(12,537)
Total stockholders’ equity	116,387	101,480
Total liabilities and equity	$599,743	$460,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$244,695	$180,358	$416,033	$326,615
Cost of goods sold before depreciation, depletion and amortization	192,296	145,324	332,082	269,849
Selling, general and administrative expenses	22,234	14,388	40,298	28,031
Depreciation, depletion and amortization	10,567	5,484	18,846	10,382
Gain on revaluation of contingent consideration	(664)	—	(664)	—
Loss (gain) on sale of assets	25	46	(38)	(303)
Income from operations	20,237	15,116	25,509	18,656
Interest expense, net	(5,367)	(5,055)	(10,520)	(10,065)
Derivative loss	(8,048)	(1,748)	(19,547)	(2,371)
Other income, net	692	537	1,291	1,026
Income (loss) from continuing operations before income taxes	7,514	8,850	(3,267)	7,246
Income tax (benefit) expense	(2,709)	730	(2,783)	752
Income (loss) from continuing operations	10,223	8,120	(484)	6,494
(Loss) income from discontinued operations, net of taxes	(520)	(259)	(297)	214
Net income (loss)	$9,703	$7,861	$(781)	$6,708

Basic income (loss) per share:
Income (loss) from continuing operations	$0.73	$0.60	$(0.04)	$0.48
(Loss) income from discontinued operations, net of taxes	(0.04)	(0.02)	(0.02)	0.01
Net income (loss) per share – basic	$0.69	$0.58	$(0.06)	$0.49

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.67	$0.59	$(0.04)	$0.47
(Loss) income from discontinued operations, net of taxes	(0.03)	(0.02)	(0.02)	0.01
Net income (loss) per share – diluted	$0.64	$0.57	$(0.06)	$0.48

Weighted average shares outstanding:
Basic	14,049	13,557	13,806	13,562
Diluted	15,218	13,872	13,806	13,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2013	14,036	$14	$152,695	$(63,325)	$(5,657)	$83,727
Stock-based compensation expense	—	—	1,550	—	—	1,550
Restricted stock vesting	15	—	—	—	—	—
Restricted stock grants	142	1	—	—	—	1
Stock options exercised	23	—	335	—	—	335
Warrants exercised	1	—	11	—	—	11
Share repurchase program	(200)	—	—	—	(4,824)	(4,824)
Other treasury shares purchases	(32)	—	—	—	(735)	(735)
Net income	—	—	—	6,708	—	6,708
BALANCE, June 30, 2014	13,985	$15	$154,591	$(56,617)	$(11,216)	$86,773

BALANCE, December 31, 2014	13,978	$15	$156,745	$(42,743)	$(12,537)	$101,480
Stock-based compensation expense	—	—	2,546	—	—	2,546
Restricted stock vesting	10	—	—	—	—	—
Restricted stock grants	208	—	—	—	—	—
Stock options exercised	1	—	11	—	—	11
Warrants exercised	5	—	168	—	—	168
Other treasury share purchases	(62)	—	—	—	(2,125)	(2,125)
Common stock issuance	442	—	15,088	—	—	15,088
Net loss	—	—	—	(781)	—	(781)
BALANCE, June 30, 2015	14,582	$15	$174,558	$(43,524)	$(14,662)	$116,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(781)	$6,708
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	18,846	10,382
Debt issuance cost amortization	874	819
Amortization of discount on long-term incentive plan and other accrued interest	175	202
Net loss on derivative	19,547	2,371
Net gain on revaluation of contingent consideration	(664)	—
Net loss (gain) on sale of assets	54	(943)
Deferred income taxes	(3,598)	674
Provision for doubtful accounts and customer disputes	2,761	179
Stock-based compensation	2,546	1,550
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(28,479)	(21,075)
Inventories	(1,799)	(844)
Prepaid expenses and other current assets	591	(690)
Other assets and liabilities	23	(297)
Accounts payable and accrued liabilities	25,300	7,268
Net cash provided by operating activities	35,396	6,304
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,424)	(19,894)
Payments for acquisitions, net of cash acquired	(86,214)	(4,363)
Proceeds from disposals of property, plant and equipment	540	2,487
Proceeds from disposal of business units	250	—
Net cash used in investing activities	(92,848)	(21,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	107,004	159
Repayments of revolver borrowings	(57,004)	(159)
Proceeds from exercise of stock options and warrants	123	346
Payments of other long-term obligations	(2,250)	(2,250)
Payments for other financing	(3,472)	(2,169)
Debt issuance costs	—	(696)
Payments for share repurchases	—	(4,824)
Other treasury share purchases	(2,125)	(735)
Net cash provided by (used in) financing activities	42,276	(10,328)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,176)	(25,794)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,202	112,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,026	$86,873

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$9,390	$9,473
Cash paid for income taxes	$782	$285

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$11,990	$552
Acquisitions funded by stock issuance	$15,088	$—
Disposition funded by promissory note	$1,269	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of our results expected for the year ending December 31, 2015, or for any future period.

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

In April 2015, the Financial Accounting Standards Board (the "FASB") issued an amendment related to debt issuance costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The amendment is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. We do not expect the adoption of this amendment in fiscal year 2016 to have a material impact on our consolidated financial statements and results of operations.

In May 2014, the FASB issued an amendment related to revenue recognition. The new guidance sets forth a new five step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed under U.S. GAAP. The underlying principle of the new amendment is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it ultimately expects to receive in exchange for the goods or services. The amendment also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. In July 2015, the FASB agreed to delay the effective date of the new guidance by one year. In accordance with the agreed upon delay, the amendment is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption will be permitted for annual periods beginning after December 15, 2016 and interim periods within those periods. We are currently evaluating the impact that this standard will have on our consolidated financial statements and results of operations.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2014 Form 10-K.

3.	ACQUISITIONS AND DISPOSITIONS

2015 Acquisitions

On February 23, 2015, we acquired the equity of Right Away Redy Mix, Inc. ("Right Away"), in Oakland, California. The purchase price was $18.0 million in cash, plus closing adjustments of $0.9 million, plus potential future earn-out payments of up to $6.0 million based on the achievement of certain defined annual volume thresholds over a six-year period (the "Right Away Earn-out"). We funded the purchase with cash on hand. The acquisition included four ready-mixed concrete facilities, 49 mixer trucks and a fleet of transfer trucks used to transport cement and aggregates. The acquisition expanded our business in our existing northern California market. The fair value of the assets acquired and liabilities assumed in the Right Away acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital and determination of the fair value of the Right Away Earn-out and identifiable intangible assets.

On April 1, 2015, we acquired the equity of Ferrara Bros. Building Materials Corp. ("Ferrara Bros."), in New York, New York. We acquired the equity of Ferrara Bros. for $45.0 million in cash, approximately 442,000 shares of our common stock, calculated in accordance with the terms of the share purchase agreement ("SPA"), and valued at approximately $15.1 million on the date of issuance, plus potential incentive awards in the form of equity of up to $35.0 million based on the achievement of certain EBITDA thresholds, as defined in the SPA, over a four-year period beginning in 2017 ("Ferrara Bros. Contingent Consideration"). We funded the purchase through a combination of cash on hand and borrowings under our $175.0 million asset-based revolving credit facility (the "Revolving Facility"). Ferrara Bros. operates six ready-mixed concrete plants at its four facilities in New York and New Jersey and a fleet of 89 mixer trucks. The acquisition expanded our presence in the New York metropolitan market and allows us to more effectively serve construction projects in Manhattan. The fair value of the assets acquired and liabilities assumed in the Ferrara Bros. acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the Ferrara Bros. Contingent Consideration, identifiable intangible assets, and property, plant and equipment.

On May 21, 2015, we acquired the equity of Colonial Concrete Co. ("Colonial"), in Newark, New Jersey. The purchase price was $15.0 million in cash, plus closing adjustments of $0.2 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included four ready-mixed concrete plants at three locations and a fleet of approximately 40 mixer trucks. The acquisition expanded our business in the New York metropolitan and northern New Jersey markets. The fair value of the assets acquired and liabilities assumed in the Colonial acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, identifiable intangible assets, certain accrued liabilities, and property, plant and equipment.

On May 29, 2015, we acquired the assets of DuBrook Concrete, Inc., ("DuBrook"), in Chantilly, Virginia, located in the greater Washington, D.C. metropolitan area. The purchase price was $11.5 million in cash, plus potential future earn-out payments based on volumes sold over a four-year period (the "DuBrook Earn-out"). The DuBrook Earn-out payments are not capped; however, we do not expect total payments to be in excess of $1.0 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included three ready-mixed concrete plants and a fleet of 42 mixer trucks. The purchase of these assets expanded our existing business in the Washington, D.C. metropolitan area. The fair value of the assets acquired and liabilities assumed in the DuBrook acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the DuBrook Earn-out, identifiable intangible assets, and property, plant and equipment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the consideration transferred for Right Away, Ferrara Bros., Colonial and DuBrook and the allocation of these amounts to the net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition date (in thousands).

	2015 Acquisitions
	Right Away(1)	Ferrara Bros.(2)(3)	Colonial(2)	DuBrook(2)
Cash	$928	$67	$888	$—
Accounts receivable	1,832	14,157	4,490	1,228
Inventory	348	1,386	378	349
Other current assets	196	608	279	—
Property, plant and equipment	9,696	12,092	—	—
Definite-lived intangible assets	7,036	—	—	—
Total assets acquired	$20,036	$28,310	$6,035	$1,577
Current liabilities	3,181	7,004	3,277	910
Long-term deferred income tax	3,315	—	—	—
Other long-term liabilities	3,421	—	—	59
Total liabilities assumed	$9,917	$7,004	$3,277	$969
Goodwill	8,743	38,782	12,438	10,842
Consideration transferred	$18,862	$60,088	$15,196	$11,450

(1)
The purchase price allocation for the Right Away acquisition is subject to change pending a working capital true-up and determination of the fair value of the Right Away Earn-Out and identifiable intangible assets. The fair value of the Right Away acquired receivables is $1.8 million, with a gross contractual amount of $2.2 million. We do not expect to collect $0.4 million of the Right Away acquired receivables.

(2)
The purchase price allocations for the Ferrara Bros., Colonial, and DuBrook acquisitions are preliminary and remain subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the Ferrara Bros. Contingent Consideration and the DuBrook Earn-out, identifiable intangible assets, certain accrued liabilities, and property, plant and equipment. The fair values of the DuBrook and Colonial acquired receivables approximate the gross contractual amounts as of the respective acquisition dates. The fair value of the Ferrara Bros. acquired receivables is $14.2 million, pending further analysis, with a gross contractual amount of $14.3 million. We do not expect to collect $0.1 million of the Ferrara Bros. acquired receivables, pending further review.

(3)	Consideration transferred for Ferrara Bros. includes approximately 442,000 shares of our common stock valued at approximately $15.1 million on the date of issuance.

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

2014 Acquisitions

On October 20, 2014, we acquired the assets of Custom-Crete ("Custom-Crete"), with operations in Dallas/Fort Worth, Houston, San Antonio, and Austin, Texas from Oldcastle Architectural, Inc., a wholly owned subsidiary of CRH plc ("Oldcastle Architectural") for $37.4 million in cash, less final working capital adjustments of $1.6 million. The fair value of the assets acquired and liabilities assumed in the Custom-Crete acquisition is preliminary and remains subject to potential adjustments, including, but not limited to, adjustments related to an expected subsequent payment to Oldcastle Architectural for land that is pending the division of certain shared properties.

On December 5, 2014, we acquired the assets of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC (collectively, "Mobile-Crete") with operations in San Antonio, Austin, and south Texas for $21.5 million in cash, plus potential earn-out payments of up to $3.0 million in cash (the "Mobile-Crete Earn-out"). The earn-out payments of up to $1.5 million in 2015 and 2016 are tied to the applicable year's average daily closing price of West Texas Intermediate Crude Oil ("WTI") reaching certain predetermined levels. The fair value of the assets acquired and liabilities assumed in the Mobile-Crete acquisition is

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

preliminary and remains subject to adjustments, including, but not limited to, adjustments related to the fair value of property, plant and equipment, identifiable intangible assets, and the Mobile-Crete Earn-out.

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

On October 20, 2014, we acquired the equity of New York Sand and Stone, LLC ("NYSS") for $15.2 million in cash, less final working capital adjustments of $0.8 million. The NYSS acquisition included leases to operate two aggregate distribution terminals in New York. These terminals allow us to deliver raw materials more efficiently to our New Jersey / New York market. The fair value of the assets acquired and liabilities assumed in the NYSS acquisition are final.

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

We have made changes to the preliminary purchase price allocations for the 2014 acquisitions during the first six months of 2015 primarily related to (i) fair value estimates of assets acquired and liabilities assumed for Mobile-Crete and Custom-Crete, (ii) working capital adjustments for Custom-Crete, Mobile-Crete, and NYSS, (iii) valuation of the Mobile-Crete Earn-out and Mobile-Crete identifiable intangible assets, and (iv) changes in the valuation of identifiable intangible assets for three of the six acquisitions included in "All Other" in the table below. The following table presents the allocation of the consideration paid for the 2014 acquisitions to the net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands).

	2014 Acquisitions
	Custom-Crete(1)	NYSS	Mobile-Crete(2)	All Other(3)
Accounts receivable(4)	$3,669	$5,898	$2,578	$—
Inventory	522	1,161	336	295
Other current assets	—	134	—	102
Property, plant and equipment	11,802	1,442	4,156	7,400
Definite-lived intangible assets	9,600	5,042	8,630	4,722
Total assets acquired	$25,593	$13,677	$15,700	$12,519
Current liabilities	2,598	2,539	2,221	—
Long-term liabilities	473	—	863	—
Total liabilities assumed	$3,071	$2,539	$3,084	$—
Goodwill	13,277	3,260	8,885	4,050
Consideration paid	$35,799	$14,398	$21,501	$16,569

(1)	The purchase price allocation for the Custom-Crete acquisition is subject to change pending payment for the division of certain shared properties.

(2)
The fair value of the assets acquired and the liabilities assumed in the Mobile-Crete acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to the fair value of the Mobile-Crete Earn-out, identifiable intangible assets, and property, plant and equipment.

(3)	Consideration paid for acquisitions included in the caption "All Other" above includes $1.1 million of notes payable to previous owners.

(4)	The fair value of the acquired receivables approximates the gross contractual amounts as of the respective acquisition dates.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquired Intangible Assets and Goodwill

Acquired intangible assets in 2014 and 2015 consisted of customer relationships, trade names, non-compete agreements, leasehold interests, and a favorable contract. The amortization period of these intangible assets ranges from two years to 11.67 years. These intangible assets exclude identifiable intangible assets from the Ferrara Bros., Colonial and DuBrook acquisitions as management has not yet completed valuations of them. The major classes of intangible assets acquired in the 2014 and 2015 acquisitions were as follows (in thousands):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	7.08	$15,699
Trade names	8.49	3,672
Non-compete agreements	4.90	8,627
Leasehold interests	9.79	3,382
Favorable contract	3.50	3,650
Total		$35,030

We recorded $2.0 million and $2.6 million of amortization expense related to these intangible assets during the three and six months ended June 30, 2015, respectively. As of June 30, 2015, the estimated future aggregate amortization expense of intangible assets from the 2014 and 2015 acquisitions was as follows (in thousands):

Year Ending December 31,
2015 (remainder of the year)	$2,850
2016	5,751
2017	5,555
2018	5,158
2019	3,999
Thereafter	8,505
Total	$31,818

The goodwill ascribed to each of these acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. We expect the goodwill to be deductible for tax purposes, with the exception of the Right Away acquisition. The goodwill relates to our ready-mixed concrete reportable segment, with the exception of the NYSS acquisition, which relates to our other non-reportable segments. See Note 12 for additional information regarding income taxes.

Actual and Pro Forma Impact of Acquisitions

During the three months ended June 30, 2015, we recorded approximately $60.9 million of revenue and $4.2 million of income from operations in our condensed consolidated statements of operations related to the 2014 and 2015 acquisitions following their respective acquisition dates. During the three months ended June 30, 2014, we recorded approximately $0.9 million of revenue and $0.1 million of income from operations in our condensed consolidated statement of operations related to the 2014 acquisitions following their respective acquisition dates.

During the six months ended June 30, 2015, we recorded approximately $82.7 million of revenue and approximately $4.3 million of income from operations in our condensed consolidated statements of operations related to the 2014 and 2015 acquisitions following their respective acquisition dates. During the six months ended June 30, 2014, we recorded approximately $1.1 million of revenue and $0.1 million of income from operations in our condensed consolidated statement of operations related to the 2014 acquisitions following their respective acquisition dates.

The unaudited pro forma information presented below reflects the combined financial results for all of the acquisitions completed during 2014 and the first and second quarters of 2015, excluding three of the six acquisitions that are included in the

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

caption "All Other" in the table captioned "2014 Acquisitions" above, as historical financial results for these operations were impractical to obtain from the former owners. We estimate that revenue and income from operations for these three acquisitions in total would have been approximately $1.3 million and less than $0.1 million, respectively, for the three months ended June 30, 2014. We estimate that revenue and income from operations for these three acquisitions in total would have been approximately $2.2 million and $0.1 million, respectively, for the six months ended June 30, 2014. All other acquisitions have been included and represent our estimate of the results of operations for the three and six months ended June 30, 2015 and 2014 as if the 2014 acquisitions had been completed on January 1, 2013 and the 2015 acquisitions had been completed on January 1, 2014 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue from continuing operations	$252,047	$234,150	$445,977	$423,248
Net income (loss)	$7,946	$7,900	$(3,683)	$4,849
Income (loss) per share, basic	$0.57	$0.58	$(0.27)	$0.36
Income (loss) per share, diluted	$0.52	$0.57	$(0.27)	$0.35

The above pro forma results are unaudited and were prepared based on the historical GAAP results of the Company and the historical results of the nine acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2014 acquisitions occurred on January 1, 2013 and had the 2015 acquisitions occurred on January 1, 2014.

The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Decrease) increase in intangible amortization expense	$(500)	$1,375	$275	$2,751
Decrease in depreciation expense	—	(105)	(231)	(288)
Exclusion of buyer transaction costs	(735)	(62)	(1,426)	(62)
Exclusion of seller transaction costs	—	—	(46)	—
Exclusion of pension expense for pension plan not acquired	—	364	212	364
Exclusion of segment results for segment not acquired	—	(123)	(99)	(52)
Increase in interest expense	—	243	243	485
Increase (decrease) in income tax expense	2,900	(405)	2,483	(569)
Net adjustments	$1,665	$1,287	$1,411	$2,629

As the purchase price allocations for Ferrara Bros., Colonial, and DuBrook are still preliminary and fair value for the related intangible assets has not been determined, no amortization of these intangible assets was included in the pro forma results. The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

Sale of Pennsylvania Precast Operations

On June 2, 2015, we sold the fixed assets and inventory and assigned all open contracts associated with our one remaining precast concrete operation in Pennsylvania, to Architectural Precast Innovations, Inc. ("API") for net proceeds of $0.3 million in cash and a $1.2 million promissory note, net of a $0.1 million discount. Note repayments are due quarterly for a term of two years with an effective interest rate of 3.19%. This sale represented the final divestiture of the Company's owned assets related to precast concrete operations, which were previously classified as held for sale.

One of our wholly owned subsidiaries has indemnified API for product liability claims in excess of $0.1 million that may arise or be incurred in the future by API related to pre-closing periods for customer contracts assigned to API. In accordance with the asset purchase agreement, our obligation for these product liability claims will end on June 1, 2017. The results of operations for this business have been included in discontinued operations for the periods presented.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	DISCONTINUED OPERATIONS

As disclosed in Note 3 above, in June 2015, we completed the sale of substantially all of our assets associated with our one remaining precast concrete operation in Pennsylvania. We sold the operation's fixed assets and inventory for net proceeds of $0.3 million in cash and a promissory note of $1.2 million, net of a $0.1 million discount, and recorded a pre-tax loss on the transaction of $0.1 million. The loss is included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2015. We have presented the results of operations for this business for all periods as discontinued operations in the accompanying condensed consolidated statements of operations.

Additionally, in March 2014, we completed the sale of our remaining owned assets related to our California precast operations disposed of in 2012. We sold land and a building for net proceeds of $1.5 million in cash and recorded a pre-tax gain on the transaction of $0.6 million. The pre-tax gain is included in discontinued operations in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2014.

The results of these discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$2,229	$1,532	$5,523	$4,883
Operating expenses excluding depreciation, depletion and amortization	2,659	1,845	5,729	5,102
Loss from discontinued operations	(430)	(313)	(206)	(219)
Loss (gain) on sale of assets	92	(20)	92	(640)
(Loss) income from discontinued operations, before income taxes	(522)	(293)	(298)	421
Income tax (benefit) expense	(2)	(34)	(1)	207
(Loss) income from discontinued operations, net of taxes	$(520)	$(259)	$(297)	$214

Cash flows provided by operating activities included operating cash flows used in discontinued operations of $1.1 million during the six months ended June 30, 2015. Cash flows used in investing activities included investing cash flows provided by discontinued operations of $0.2 million during the six months ended June 30, 2015. During the six months ended June 30, 2014, cash flows provided by operating activities included operating cash flows used in discontinued operations of $1.5 million. During the six months ended June 30, 2014, cash flows used in investing activities included investing cash flows provided by discontinued operations of $1.5 million.

5.	INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$33,282	$29,263
Building materials for resale	1,783	1,479
Other	972	980
Total inventories	$36,037	$31,722

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The changes in goodwill by reportable segment from January 1, 2015 to June 30, 2015 were as follows (in thousands):

	June 30, 2015
	Ready-Mixed Concrete Segment	Other Non-Reportable Segments	Total
Balance at January 1, 2015	$47,757	$3,000	$50,757
2015 acquisitions (See Note 3)	70,805	—	70,805
All other purchase price allocation adjustments (See Note 3)	(9,897)	260	(9,637)
Balance at June 30, 2015	$108,665	$3,260	$111,925

Intangible Assets

Our purchased intangible assets were as follows (in thousands):

	June 30, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Customer relationships	$29,199	$(4,881)	$24,318	7.38
Non-compete agreements	8,627	(1,098)	7,529	4.29
Trade names	4,972	(587)	4,385	8.62
Leasehold interests	3,382	(244)	3,138	9.17
Favorable contract	3,650	(348)	3,302	3.17
Total purchased intangible assets	$49,830	$(7,158)	$42,672	6.77

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Customer relationships	$23,540	$(3,214)	$20,326	8.06
Non-compete agreements	4,421	(218)	4,203	4.58
Trade names	4,200	(330)	3,870	9.31
Leasehold interests	3,382	(61)	3,321	9.63
Total purchased intangible assets	$35,543	$(3,823)	$31,720	7.91

We recorded $2.3 million and $3.3 million of amortization expense on our purchased intangible assets for the three and six months ended June 30, 2015, respectively, which is included in the accompanying condensed consolidated statements of operations. We recorded $0.4 million and $0.7 million of amortization expense on our purchased intangible assets for the three and six months ended June 30, 2014, respectively, which is included in the accompanying condensed consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, the estimated remaining amortization of our finite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2015 (remainder of the year)	$3,590
2016	7,231
2017	7,035
2018	6,638
2019	5,480
Thereafter	12,698
Total	$42,672

7.	ACCRUED LIABILITIES

Our accrued liabilities were as follows (in thousands):

	June 30, 2015	December 31, 2014
Accrued materials	$16,705	$14,319
Accrued insurance reserves	11,623	10,512
Accrued compensation and benefits	11,413	11,251
Accrued property, sales and other taxes	5,572	5,235
Contingent consideration, current portion	3,105	2,250
Deferred rent	1,969	2,126
Accrued interest	1,569	1,487
Other	4,897	3,211
Total accrued liabilities	$56,853	$50,391

8.	DEBT

A summary of our debt and capital leases is as follows (in thousands):

	June 30, 2015	December 31, 2014
Senior secured notes due 2018	$200,000	$200,000
Senior secured credit facility expiring 2018	50,000	—
Convertible notes due 2015	117	117
Capital leases	12,633	7,395
Other financing	17,784	12,925
Total debt	280,534	220,437
Less: current maturities	7,976	5,104
Long-term debt, net of current maturities	$272,558	$215,333

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

Senior Secured Credit Facility expiring 2018

On October 29, 2013, we entered into a First Amended and Restated Loan and Security Agreement, as subsequently amended, (the "2013 Loan Agreement") with certain financial institutions named therein, as lenders (the "Lenders"), and Bank of America, N.A., as agent and sole lead arranger (the "Administrative Agent"), which amended and restated our existing credit agreement and provides us with the Revolving Facility. Under the terms of the 2013 Loan Agreement, the maximum credit availability under our Revolving Facility is $175.0 million, subject to a borrowing base calculation as described below. The 2013 Loan Agreement expires on October 2, 2018. As of June 30, 2015, we had $50.0 million in outstanding borrowings and $11.3 million of undrawn standby letters of credit under the 2013 Loan Agreement. The weighted average interest rate for the 2013 Loan Agreement was 1.94% as of June 30, 2015.

Our maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement and discussed further below.  Our unused availability under the 2013 Loan Agreement at June 30, 2015 increased to $110.2 million from $109.8 million at December 31, 2014. The 2013 Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by the Lenders of up to $12.5 million in excess of borrowing base levels.  The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

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

The 2013 Loan Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; repurchase stock; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2013 Loan Agreement.  The 2013 Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement.  For the trailing 12-month

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

period ended June 30, 2015, our fixed charge coverage ratio was 2.83 to 1.0. As of June 30, 2015, the Company was in compliance with all covenants under the 2013 Loan Agreement.

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

Convertible Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of 9.5% Convertible Notes due on August 31, 2015 (the "Convertible Notes"). During 2013, we exchanged $48.5 million of Convertible Notes for $61.1 million aggregate principal amount of 2013 Notes and $6.4 million of Convertible Notes for 0.6 million shares of common stock. The remaining Convertible Notes no longer include a conversion feature or accrue interest. As of June 30, 2015, $0.1 million of aggregate principal amount of Convertible Notes remain outstanding.

Capital Leases and Other Financing

From 2013 through the second quarter of 2015, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks totaling $19.5 million aggregate principal, with fixed annual interest rates ranging from 2.50% to 3.18%, payable monthly for a term of five years.

From 2013 through the second quarter of 2015, we entered into leasing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment for a total commitment of $14.8 million, with fixed annual interest rates ranging from 2.60% to 4.80%, payable monthly for terms ranging from four to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

The current portion of capital leases included in current maturities of long-term debt was $2.9 million as of June 30, 2015 and $1.6 million as of December 31, 2014.

As of June 30, 2015, we had five promissory notes outstanding that were issued primarily in connection with acquisitions completed between October 2010 and August 2014 in an aggregate principal amount of $4.0 million. These promissory notes are payable either monthly or annually over two to nine years, with annual effective interest rates ranging from 3.49% to 5.00%. In January 2015, we entered into an 11 month financing agreement for an aggregate principal amount of $1.5 million for certain of our third-party insurance policies, which is payable monthly with a fixed annual interest rate of 4.09%.

The weighted average interest rate of our capital leases and other financings was 3.22% and 3.49% as of June 30, 2015 and December 31, 2014, respectively. We made cash principal payments associated with our capital leases and other financings totaling $1.8 million and $1.2 million during the three months ended June 30, 2015 and 2014, respectively, and $3.5 million and $2.2 million during the six months ended June 30, 2015 and 2014, respectively.

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

Our derivative instruments are summarized as follows (in thousands):

		Fair Value
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Balance Sheet Location	June 30, 2015	December 31, 2014
Warrants	Derivative liabilities	$44,737	$25,246

The following tables present the effect of derivative instruments on our condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively, excluding income tax effects (in thousands):

		Three Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location Of Income/(Loss) Recognized	June 30, 2015	June 30, 2014
Warrants	Derivative loss	$(8,048)	$(1,748)

		Six Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location Of Income/(Loss) Recognized	June 30, 2015	June 30, 2014
Warrants	Derivative loss	$(19,547)	$(2,371)

Warrant volume positions represent the number of shares of common stock underlying the instruments.  The table below presents our volume positions (in thousands) as of June 30, 2015 and December 31, 2014:

	Number Of Shares
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	June 30, 2015	December 31, 2014
Warrants	2,994	2,999

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$44,737	$—	$44,737	$—
Contingent consideration, including current portion(2) (3) (4) (5) (6)	8,482	—	—	8,482
	$53,219	$—	$44,737	$8,482

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Derivative – Warrants(1)	$25,246	$—	$—	$25,246
Contingent consideration(2) (3) (4)	5,344	—	—	5,344
	$30,590	$—	$—	$30,590

(1)	Represents the fair value of the Warrants (see Note 9 and Note 10).

(2)
The current portion of contingent consideration is included in accrued expenses in our condensed consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our condensed consolidated balance sheets.

(3)
Includes the fair value of the Bode Earn-out, as defined below. The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments were capped at a fair value of $3.5 million and $5.3 million as of June 30, 2015 and December 31, 2014.

(4)
Includes the fair value of the Mobile-Crete Earn-out (see Note 3). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to average annual WTI prices reaching certain predetermined levels from December 8, 2014 through December 7, 2016. The fair value of the Mobile-Crete Earn-out was $1.1 million as of June 30, 2015.

(5)
Includes the fair value of the Right Away Earn-out (see Note 3). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of sales volume milestones, using a discount rate of 9.25%. The fair value of the Right Away Earn-out was $3.9 million as of June 30, 2015.

(6)
The fair value of the Ferrara Bros. Contingent Consideration and the DuBrook Earn-out (see Note 3) are excluded above and are pending valuation, which will be completed as soon as practical, but no later than one year from the respective acquisition dates.

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  The key inputs in determining our derivative liabilities include our stock price, stock price volatility, and risk free interest rates. As of June 30, 2015, observable market data exists for all the key inputs in determining the fair value of our Warrants.

Contingent Consideration

In accordance with the terms of the 2012 acquisition of Bode Gravel Co. and Bode Concrete LLC, we are required to make earn-out payments (the "Bode Earn-out"), which are contingent upon reaching negotiated volume hurdles and had an aggregate

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

present value of up to $7.0 million as of October 30, 2012, the acquisition date. The Bode Earn-out is payable in cash over a six year period. To date, we have made two Bode Earn-out payments of $2.3 million each in the first six months of 2014 and 2015.

During the second quarter of 2015, we recorded a liability of $5.7 million representing the fair value of contingent consideration related to the Right Away and Mobile-Crete acquisitions. We recorded a net gain on revaluation of contingent consideration of $0.7 million for the three and six months ended June 30, 2015, as a result of the passage of time and a decline in the estimate of future WTI prices.

The liabilities for the Mobile-Crete Earn-out and the Right Away Earn-out were valued using Monte Carlo simulations which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. Inputs into the model were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar observable inputs. The key inputs in determining the fair value of this contingent consideration included discount rates ranging from 3.50% to 9.25%, a forcasted average of WTI prices from January 1, 2015 through December 31, 2016 from quoted sources, and management's estimates of future sales volumes.

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2014 to June 30, 2015 is provided below (in thousands):

	Warrants	Contingent Consideration
Balance at December 31, 2014	$25,246	$5,344
Acquisitions	—	5,666
Total losses (gains) included in earnings(1)	19,551	(664)
Payment on Bode Earn-out	—	(1,864)
Write-off of derivative on exercised Warrants(2)	(4)	—
Issuances of equity, net of cash proceeds(3)	(56)	—
Transfer out(4)	(44,737)	—
Balance at June 30, 2015	$—	$8,482

(1)
Represents the loss on revaluation of Warrants, which is included in derivative loss in our condensed consolidated statements of operations and the net gain on revaluation of contingent consideration, which is included in gain on revaluation of contingent consideration in our condensed consolidated statements of operations.

(2)
Represents the pro rata portion of the derivative liability associated with exercised Warrants measured at the date of share issuance, which is included in derivative loss in our condensed consolidated statements of operations.

(3)
Represents the pro rata portion of the derivative liability associated with exercised Warrants measured at the date of share issuance, which is included in additional paid-in capital in our condensed consolidated balance sheets.

(4)
Transfer out of Level 3 financial liabilities was due to changes in the observability of market inputs used in the valuation of our Warrants. The transfer was measured as of June 30, 2015, the end of the period in which the transfer occurred.

Our other financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker/dealer quoted market prices, was $211.0 million as of June 30, 2015. The carrying value of outstanding amounts under our 2013 Loan Agreement approximates fair value due to the floating interest rate. The fair value of our remaining Convertible Notes was approximately $0.1 million at June 30, 2015 and December 31, 2014.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of June 30, 2015 and December 31, 2014 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $5.0 million as of June 30, 2015 and $4.5 million as of December 31, 2014. We made income tax payments of approximately $0.5 million and $0.8 million during the three and six months ended June 30, 2015. We made income tax payments of approximately $0.3 million during the three and six months ended June 30, 2014.

Despite income in 2014 and projected future taxable income, as of June 30, 2015, we remain in a three year cumulative loss position and will, therefore, continue to record a valuation allowance on all of our U.S. deferred tax assets. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance. Our cumulative loss position will continue to change as a result of historical and current earnings performance. This change, among other factors, may cause us to reduce our valuation allowance on deferred tax assets in the future. Any adjustment to our valuation allowance would impact our income tax expense in the period that our evaluation changes. For the quarter ended June 30, 2015, we recognized additional deferred tax assets as a result of the Right Away acquisition, which allowed us to release approximately $2.8 million in valuation allowance through our tax provision as a tax benefit.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current (loss) income from discontinued operations. We recorded a tax benefit of $2.7 million and $2.8 million in income (loss) from continuing operations for the three and six months ended June 30, 2015, respectively, and tax expense of $0.7 million and $0.8 million in income from continuing operations for the three and six months ended June 30, 2014, respectively. We recorded a tax benefit of less than $0.1 million allocated to discontinued operations for both the three and six months ended June 30, 2015. We recorded a tax benefit of less than $0.1 million and tax expense of $0.2 million allocated to discontinued operations for the three and six months ended June 30, 2014, respectively. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three and six months ended June 30, 2015 and 2014 nets to $0.

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

13.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	June 30, 2015	December 31, 2014
Shares authorized	100,000	100,000
Shares outstanding at end of period	14,582	13,978
Shares held in treasury	759	697

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. The preferred stock may be issued from time to time in one or more series upon authorization by the Board. The Board, without further approval of the

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of June 30, 2015 or December 31, 2014.

Common Stock Issuance

During the second quarter of 2015, we issued approximately 442,000 shares of common stock with a total value of $15.1 million as part of the consideration for the Ferrara Bros. acquisition (see Note 3).

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the Share Repurchase Program. We made no repurchases of our common stock during the three and six months ended June 30, 2015 under the Share Repurchase Program.

Related Party Share Repurchase

During the second quarter of 2014, as part of the Share Repurchase Program, we paid $4.8 million in cash to Whippoorwill Associates, Inc. ("Whippoorwill") pursuant to a privately negotiated agreement to repurchase 200,000 shares of our common stock. We repurchased the shares for $24.12 per share, which was the closing price of our common stock on the NASDAQ stock market on the trading day prior to the repurchase. As of May 19, 2014, and prior to the transaction, Whippoorwill owned approximately 3.0 million shares, or approximately 21%, of our outstanding common stock and, as such, was a related party.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 50,000 shares with a total value of $1.7 million during the three months ended June 30, 2015 and approximately 62,000 shares with a total value of $2.1 million during the six months ended June 30, 2015. We withheld approximately 31,000 shares with a total value of $0.7 million during the three months ended June 30, 2014 and approximately 32,000 shares with a total value of $0.7 million during the six months ended June 30, 2014. We accounted for the withholding of these shares as treasury stock.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the three and six months ended June 30, 2015 and 2014, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$10,223	$8,120	$(484)	$6,494
(Loss) income from discontinued operations, net of taxes	(520)	(259)	(297)	214
Numerator for diluted earnings per share	$9,703	$7,861	$(781)	$6,708

Denominator:
Basic weighted average common shares outstanding	14,049	13,557	13,806	13,562
Restricted stock and restricted stock units	144	207	—	231
Warrants	1,010	97	—	69
Stock options	15	11	—	12
Denominator for diluted earnings per share	15,218	13,872	13,806	13,874

For the three and six months ended June 30, 2015 and 2014, our potentially dilutive shares include the shares underlying our restricted stock, restricted stock units, stock options, and Warrants. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Potentially dilutive shares:
Unvested restricted stock and restricted stock units	84	60	458	60
Stock options	—	10	46	12
Warrants	—	1,500	2,994	1,500
Total potentially dilutive shares	84	1,570	3,498	1,572

15.	COMMITMENTS AND CONTINGENCIES

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2015.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2015.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $10.3 million as of June 30, 2015, compared to $9.5 million as of December 31, 2014, which are classified in accrued liabilities in our condensed consolidated balance sheets.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $4.2 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2015. The bonds principally relate to construction contracts, licensing and permitting.  We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of June 30, 2015.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following principal markets: north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. With the acquisition of the volumetric ready-mixed concrete businesses during the fourth quarter of 2014 (see Note 3), we have further expanded our presence in Texas into all of its major metropolitan markets. Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New Jersey, and New York markets in which our ready-mixed concrete segment operates. Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, Aridus® rapid-drying concrete technology, brokered product sales, a recycled aggregates operation, and an aggregate distribution operation. The financial results of the acquisitions completed in the 2015 first and second quarters and 2014 have been included in their respective reportable segment or in other products as of their respective acquisition dates.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), gain or loss on revaluation of contingent consideration, and gain or loss on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

•	non-cash stock compensation expense,

•	acquisition-related professional fees, and

•	corporate officer severance expense.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Ready-mixed concrete
Sales to external customers	$219,019	$164,175	$374,063	$298,101
Aggregate products
Sales to external customers	8,862	7,327	14,093	11,944
Intersegment sales	6,767	5,797	10,446	9,425
Total aggregate products	15,629	13,124	24,539	21,369
Total reportable segment revenue	234,648	177,299	398,602	319,470
Other products and eliminations	10,047	3,059	17,431	7,145
Total revenue	$244,695	$180,358	$416,033	$326,615

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$33,650	$23,269	$54,220	$37,001
Aggregate products	3,792	3,266	3,969	3,345
Total reportable segment Adjusted EBITDA	$37,442	$26,535	$58,189	$40,346

Reconciliation Of Reportable Segment Adjusted EBITDA To Income (Loss) From Continuing Operations Before Income Taxes:
Total reportable segment Adjusted EBITDA	$37,442	$26,535	$58,189	$40,346
Other products and eliminations income from operations	2,059	783	2,887	1,328
Corporate overhead	(10,115)	(7,123)	(18,900)	(13,442)
Depreciation, depletion and amortization for reportable segments	(9,214)	(4,668)	(16,223)	(8,775)
Interest expense, net	(5,367)	(5,055)	(10,520)	(10,065)
Corporate derivative loss	(8,048)	(1,748)	(19,547)	(2,371)
Gain on revaluation of contingent consideration	664	—	664	—
Corporate and other products and eliminations other income, net	93	126	183	225
Income (loss) from continuing operations before income taxes	$7,514	$8,850	$(3,267)	$7,246

Capital Expenditures:
Ready-mixed concrete	$2,187	$6,738	$3,873	$12,957
Aggregate products	1,126	2,162	2,360	6,090
Other products and corporate	565	829	1,191	847
Total capital expenditures	$3,878	$9,729	$7,424	$19,894

Revenue By Product:
Ready-mixed concrete	$219,019	$164,175	$374,063	$298,101
Aggregate products	8,862	7,327	14,093	11,944
Building materials	4,656	4,454	8,490	7,693
Lime	1,834	2,348	3,331	5,109
Hauling	1,091	1,023	2,129	1,930
Other	9,233	1,031	13,927	1,838
Total revenue	$244,695	$180,358	$416,033	$326,615

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Property, Plant And Equipment Assets:	As of June 30, 2015	As of December 31, 2014
Ready-mixed concrete	$153,445	$126,141
Aggregate products	41,906	40,878
Other products and corporate	11,197	9,505
Total identifiable assets	$206,548	$176,524

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

Our Business

U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete” or the “Company”) are a leading producer of ready-mixed concrete in select geographic markets in the United States. We operate our business through two primary segments: (i) ready-mixed concrete and (ii) aggregate products. The results of operations for our California precast operations, which were sold during 2012, as well as our Pennsylvania precast operation, which was sold on June 2, 2015, have been included in discontinued operations for the periods presented.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 89.9% of our revenue for the six months ended June 30, 2015) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. With the acquisitions completed since the beginning of 2014, we have expanded our presence in all of our major markets and Washington, D.C. Further, with the acquisition of the volumetric ready-mixed concrete operations during the fourth quarter of 2014, we expanded our presence in Texas into all of the major metropolitan markets. For a description of our acquisitions, see the information set forth in Note 3, “Acquisitions and Dispositions,” to our condensed consolidated financial statements included in Part I of this report.

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

Aggregate Products. Our aggregate products segment (which represented 3.4% of our revenue for the six months ended June 30, 2015, excluding $10.4 million of intersegment sales) produces crushed stone, sand and gravel from nine aggregates facilities located in New Jersey and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 1.8 million tons of aggregates during the six months ended June 30, 2015, with Texas representing 49% and New Jersey representing 51% of the total production. We consumed 50% of our aggregate production internally and sold 50% to third party customers in the six months ended June 30, 2015. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. We also own sand pit operations in Michigan and one quarry in west Texas which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

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

We experienced a 12.7% increase in consolidated average ready-mixed concrete sales prices for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, resulting in the 17th consecutive fiscal quarter of increased average selling prices year-over-year. For the six months ended June 30, 2015, our ready-mixed concrete sales volume increased 11.1% to 3.0 million cubic yards as compared to the six months ended June 30, 2014. Ready-mixed concrete sales prices and volume in the first six months of 2015 were up in all of our major markets as compared to the first six months of 2014, primarily due to increased construction activity and ready-mixed segment acquisitions completed in 2015 and 2014. As a result of the increased ready-mixed concrete sales volume and higher sales prices, our ready-mixed concrete revenue increased period-over-period. Additionally, the higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during the six months ended June 30, 2015 when compared to the prior year period, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Liquidity and Capital Resources

Our primary liquidity needs over the next 12 months consist of (i) financing seasonal working capital requirements; (ii) servicing our indebtedness; (iii) purchasing property and equipment; and (iv) financing strategic acquisitions. Our portfolio strategy includes strategic acquisitions in various regions and markets, and we may seek financing for acquisitions, including additional debt or equity capital.

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

At June 30, 2015, our unused availability under the 2013 Loan Agreement increased to $110.2 million from $109.8 million at December 31, 2014, due primarily to increases in eligible accounts receivable and eligible truck balances offset by increased borrowings under the Revolving Facility (as defined below). We had $50.0 million in borrowings outstanding under the Revolving Facility as of June 30, 2015. The borrowings were used to fund working capital needs and acquisitions completed during the second quarter of 2015.

The projection of our cash needs is based upon many factors, including without limitation, our forecast volume, pricing, cost of materials, and capital expenditures. Based on our projected cash needs, we believe that the Revolving Facility and cash generated from operations will provide us with sufficient liquidity to operate our business in the ordinary course, not including potential acquisitions. The Revolving Facility and the 2018 Notes are scheduled to expire in October 2018 and mature in December 2018, respectively. If the Revolving Facility and our operating cash flows are not adequate to fund our operations, we would need to obtain an amendment to the 2013 Loan Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets.

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
The following key financial measurements reflect our financial position and capital resources as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$15,026	$30,202
Working capital	37,736	62,929
Total debt	280,534	220,437

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
Our maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the the value of our eligible accounts receivable, inventory and mixer trucks, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit. Advances under the 2013 Loan Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The 2013 Loan Agreement contains usual and customary negative covenants and customary events of default for transactions of this type and requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement. As of June 30, 2015, we were in compliance with all covenants, and for the trailing 12 month period ended June 30, 2015, our fixed charge coverage ratio was 2.83 to 1.0. As of June 30, 2015, we had $50.0 million in outstanding borrowings, with a weighted average interest rate of 1.94%, and $11.3 million of undrawn standby letters of credit, leaving $110.2 million of unused borrowing capacity under the 2013 Loan Agreement. The 2013 Loan Agreement matures on October 2, 2018.
As of June 30, 2015, we had $200.0 million of our 8.5% senior secured notes due 2018 (the "2018 Notes") outstanding. We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year, which commenced on June 1, 2014. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the indenture governing the 2018 Notes (the “Indenture”). The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions and also contains customary events of default. The 2018 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its direct and indirect wholly owned subsidiaries. The guarantees are joint and several, and there are no non-guarantor subsidiaries. The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by certain property and assets of the Company and the guarantors.
From 2013 through the second quarter of 2015, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks totaling $19.5 million aggregate principal, with fixed annual interest rates ranging from 2.50% to 3.18%, payable monthly for a term of five years.

From 2013 through the second quarter of 2015, we entered into leasing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment for a total commitment of $14.8 million, with fixed annual interest rates ranging from 2.60% to 4.80%, payable monthly for terms ranging from four to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

For additional information regarding our arrangements relating to outstanding indebtedness, the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 2.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $35.4 million for the six months ended June 30, 2015, compared to $6.3 million for the six months ended June 30, 2014. This generally reflects our decrease in net income for the first six months of 2015, offset by decreased use of cash to fund working capital during the 2015 period as compared to the 2014 period, and higher non-cash adjustments to net income for derivative loss and depreciation, depletion and amortization ("DD&A").

We used $92.8 million to fund investing activities during the six months ended June 30, 2015 compared to $21.8 million for the six months ended June 30, 2014. We paid $86.2 million for acquisitions during the first six months of 2015 compared to $4.4 million during the first six months of 2014. The increase in cash used in investing activities was partially offset by a $12.5 million decrease in capital spending over the prior year period, as we financed more mixer trucks, plant and other equipment to service our business in the first six months of 2015 as compared to the first six months of 2014, when we used cash to fund these purchases. Proceeds from asset disposals decreased by $1.9 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, during which we disposed of the remaining land and building assets related to our California precast operations.

Our net cash provided by financing activities was $42.3 million for the six months ended June 30, 2015, as compared to net cash used in financing activities of $10.3 million for the comparable period of 2014. During the first six months of 2015, we had $50.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments of $3.5 million related to our capital leases and other financings, made the second earn-out payment to the former owners of Bode Gravel Co. and Bode Concrete LLC (the "Bode Companies") for $2.3 million, and paid $2.1 million for the purchase of treasury shares related to our restricted stock grants. During the first six months of 2014, we paid $4.8 million to repurchase 0.2 million shares of our common stock under our stock repurchase program, made the first earn-out payment to the former owners of the Bode Companies for $2.3 million, made payments of $2.2 million related to our capital leases and other financings and incurred $0.7 million of debt issuance costs.

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

Overall, prices for cement and aggregates increased in the first six months of 2015, compared to the same period in 2014, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

Acquisitions and Divestitures

Our portfolio strategy includes strategic acquisitions in various regions and markets, and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital.

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

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014	%	2015	2014	%
	(unaudited)			(unaudited)
Revenue	$244,695	$180,358	35.7%	$416,033	$326,615	27.4%
Cost of goods sold before depreciation, depletion and amortization	192,296	145,324	32.3	332,082	269,849	23.1
Selling, general and administrative expenses	22,234	14,388	54.5	40,298	28,031	43.8
Depreciation, depletion and amortization	10,567	5,484	92.7	18,846	10,382	81.5
Gain on revaluation of contingent consideration	(664)	—	NM	(664)	—	NM
Loss (gain) on sale of assets	25	46	(45.7)	(38)	(303)	(87.5)
Income from operations	20,237	15,116	33.9	25,509	18,656	36.7
Interest expense, net	(5,367)	(5,055)	6.2	(10,520)	(10,065)	4.5
Derivative loss	(8,048)	(1,748)	NM	(19,547)	(2,371)	NM
Other income, net	692	537	28.9	1,291	1,026	25.8
Income (loss) from continuing operations before income taxes	7,514	8,850	(15.1)	(3,267)	7,246	(145.1)
Income tax (benefit) expense	(2,709)	730	NM	(2,783)	752	NM
Income (loss) from continuing operations	10,223	8,120	25.9	(484)	6,494	(107.5)
(Loss) income from discontinued operations, net of taxes	(520)	(259)	100.8	(297)	214	NM
Net income (loss)	$9,703	$7,861	23.4%	$(781)	$6,708	(111.6%)

Ready-mixed Concrete Data:
Average selling price per cubic yard	$123.24	$110.27	11.8%	$122.32	$108.56	12.7%
Sales volume in cubic yards	1,766	1,486	18.8%	3,043	2,740	11.1%

Aggregates Data:
Average selling price per ton	$10.44	$9.63	8.4%	$10.25	$9.29	10.3%
Sales volume in tons	1,248	1,151	8.4%	2,021	1,958	3.2%

Revenue. Revenue for the three months ended June 30, 2015 grew 35.7%, or $64.3 million, to $244.7 million from $180.4 million from the comparable 2014 quarter, primarily due to recent acquisitions and despite a significant increase in weather-impacted days in our Texas operations due to rain. We estimate that $60.1 million, or 93.4%, of our revenue increase was due to recent acquisitions. Ready-mixed concrete sales contributed 85.2%, or $54.8 million, of our revenue growth, driven by a 11.8% increase in our average selling price and an 18.8% increase in volume. Aggregate products sales in the second quarter of 2015 grew $2.5 million, or 19.1%, to $15.6 million from $13.1 million in the 2014 second quarter, resulting primarily from an 8.4% increase in average selling price and an 8.4% increase in volume. Other product revenues and eliminations, which includes our building materials, aggregate distribution, lime slurry, hauling business, and eliminations of our intersegment sales, increased in the 2015 second quarter to $10.0 million from $3.1 million in the 2014 second quarter, primarily due to sales from our aggregate distribution business acquired in the fourth quarter of 2014.

Revenue for the six months ended June 30, 2015 rose to $416.0 million from $326.6 million in the 2014 first six months, an increase of $89.4 million or 27.4%, primarily due to higher ready-mixed concrete sales and despite a significant increase in weather-

impacted days in the first half of 2015 in our Texas operations due to rain. We estimate that $81.6 million, or 91.3%, of our revenue increase was the result of recent acquisitions. Ready-mixed concrete sales contributed $76.0 million, or 85.0%, of our revenue growth, resulting from increases in both average selling price and sales volume. For the first six months of 2015, aggregate sales grew to $24.5 million from $21.4 million in the first six months of 2014, an increase of $3.2 million, or 14.8%, as a result of higher average selling price and increased sales volume. Other product revenues and eliminations, as described above, were $17.4 million in the first six months of 2015 as compared to $7.1 million in the 2014 first six months, an increase of $10.3 million primarily from our aggregate distribution business acquired in the fourth quarter of 2014.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before DD&A increased by $47.0 million, or 32.3%, to $192.3 million in the second quarter of 2015 from $145.3 million in the comparable 2014 quarter. Our costs increased primarily due to volume growth primarily resulting from acquisitions in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our costs in our aggregate products segment increased primarily due to an additional quarry that commenced production in the fourth quarter of 2014. During the second quarter of 2015, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, costs of good sold before DD&A decreased by 2.0% in the second quarter of 2015 compared to the second quarter of 2014.

For the first six months of 2015, cost of goods sold before DD&A increased to $332.1 million from $269.8 million in the 2014 first half, an increase of $62.2 million, or 23.1%. Our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our costs in our aggregate products segment increased primarily due to an additional quarry that commenced production in the fourth quarter of 2014. During the first six months of 2015, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the prior year period due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, costs of good sold before DD&A decreased by 2.8% in the first half of 2015 compared to the first half of 2014.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $7.8 million, or 54.5%, to $22.2 million for the quarter ended June 30, 2015 from $14.4 million in the corresponding 2014 quarter. Approximately $4.9 million of this increase is attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. In addition, we incurred approximately $0.9 million in higher corporate legal and professional fees related to our acquisitions and divestitures and $0.7 million in higher non-cash stock and incentive compensation expense. The remainder of the increase was primarily attributable to corporate-related personnel and other general expenses to support our growth initiatives. As a percentage of total revenue, SG&A expenses increased to 9.1% in the 2015 second quarter from 8.0% in the 2014 second quarter.

For the six months ended June 30, 2015, SG&A expenses increased by $12.3 million, or 43.8%, to $40.3 million from $28.0 million for the same period in 2014. Approximately $6.9 million of this increase was attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. In addition, we incurred $1.8 million in higher corporate legal and professional fees related to our acquisitions and divestitures and $1.0 million in higher non-cash stock and incentive compensation expense. The remainder of the increase was primarily attributable to corporate-related personnel and and other general expenses to support our growth initiatives. As a percentage of total revenue, SG&A expenses increased to 9.7% in the first half of 2015 compared to 8.6% for the same period in 2014.

 Depreciation, depletion and amortization. DD&A expense increased $5.1 million, or 92.7%, to $10.6 million for the three months ended June 30, 2015 from $5.5 million in the corresponding quarter of 2014, primarily reflecting depreciation on additional plants, equipment and mixer trucks purchased to service demand and acquired through recent acquisitions. We also incurred incremental intangible amortization expense of $2.0 million related to our acquisitions.

For the six months ended June 30, 2015, DD&A expense rose $8.5 million, or 81.5%, to $18.8 million from $10.4 million in the corresponding period of 2014, primarily reflecting depreciation on additional plant, equipment and mixer trucks purchased to service demand and acquired through recent acquisitions. We also incurred incremental intangible amortization expense of $2.6 million related to our acquisitions.

Gain on revaluation of contingent consideration.  For both the three and six months ended June 30, 2015 and 2014, we recorded a non-cash gain on revaluation of contingent consideration of $0.7 million related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $8.5 million at June 30, 2015 include discount rates ranging from 3.50% to 9.25%, a forcasted average of WTI prices over the calendar year from quoted sources, and management's estimates of future sales volumes. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each quarterly period. The non-cash gain from fair value changes in contingent consideration for the 2015 second quarter and 2015 first six months was primarily due to the passage of time and the decline in West Texas Intermediate Crude Oil prices. We had no gain or loss on revaluation of contingent consideration during the quarter ended June 30, 2014 or the six months ended June 30, 2014.

Income from operations. Income from operations improved to $20.2 million in the second quarter of 2015 from $15.1 million in the corresponding quarter of 2014, an increase of $5.1 million. Increased ready-mixed concrete revenue driven by volume from acquisitions and higher pricing resulted in efficiencies that led to increased income from operations. As a percentage of revenue, operating margins decreased to 8.3% for the quarter ended June 30, 2015, from 8.4% during the same quarter in 2014. We estimate that $4.1 million of our increase in income from operations related to our recent acquisitions.

For the first six months of 2015, income from operations increased to $25.5 million from $18.7 million for the first six months of 2014, and increase of $6.9 million. Increased ready-mixed concrete revenue driven by volume from acquisitions and higher pricing resulted in efficiencies that led to increased income from operations. Operating margins improved in the first half of 2015 to 6.1% from 5.7% in the same period in 2014, due to increased ready-mixed concrete revenue driven by both higher volume and average selling price. We estimate that $4.2 million of our increase in income from operations related to our recent acquisitions.

Interest expense, net.  Net interest expense increased by $0.3 million to $5.4 million for the three months ended June 30, 2015 from $5.1 million for the comparable 2014 quarter. For the six months ended June 30, 2015, net interest expense increased by $0.4 million to $10.5 million from $10.1 million in the comparable 2014 period. The increase in each of the quarter and year-to-date periods of 2015 primarily related to interest on our Revolving Facility borrowings.

Derivative loss.  For the quarter ended June 30, 2015, we recorded a non-cash loss on derivative of $8.0 million related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants"). Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining the fair value of our derivative liabilities of $44.7 million at June 30, 2015 include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. The non-cash loss from fair value changes in the Warrants for the 2015 second quarter was primarily due to an increase in the price of our common stock and changes in our stock price volatility. This compares to the quarter ended June 30, 2014, during which we recorded a non-cash loss from fair value changes in our Warrants of $1.7 million, also primarily due to an increase in the price of our common stock.

For the six months ended June 30, 2015 and 2014, we recorded a non-cash loss on derivatives of approximately $19.5 million and $2.4 million, respectively, related to fair value changes in our Warrants. These non-cash losses were primarily due to an increase in the price of our common stock and changes in our stock price volatility.

Other income, net.  Other income, net was $0.7 million and $0.5 million during the three months ended June 30, 2015 and 2014, respectively.  Other income, net was $1.3 million and $1.0 million during the six months ended June 30, 2015, and 2014, respectively.

Income taxes.  We recorded an income tax benefit allocated to continuing operations of $2.7 million and $2.8 million for the three and six months ended June 30, 2015, respectively, and income tax expense of $0.7 million and $0.8 million in income from continuing operations for the three and six months ended June 30, 2014, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current (loss) income from discontinued operations. We recorded a tax benefit of less than $0.1 million allocated to discontinued operations for both the three and six months ended June 30, 2015, respectively. We recorded a tax benefit of less than $0.1 million and tax expense of $0.2 million in discontinued operations for the three and six months ended June 30, 2014, respectively. The income tax amounts for continuing operations referred to in the prior paragraph include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three and six months ended June 30, 2015 and 2014 nets to $0.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of June 30, 2015 and December 31, 2014 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $5.0 million as of June 30, 2015 and $4.5 million as of December 31, 2014.

Despite income in 2014 and projected future taxable income, as of June 30, 2015, we remain in a three year cumulative loss position and will, therefore, continue to record a valuation allowance on all of our U.S. deferred tax assets. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance. Our cumulative loss position will continue to change as a result of historical and current earnings performance. This change, among other factors, may cause us to reduce our valuation allowance on deferred tax assets in the future. Any adjustment to our valuation allowance would impact our income tax expense in the period that our evaluation changes. For the quarter ended June 30, 2015, we recognized additional deferred tax assets as a result of the Right Away acquisition, which allowed us to release approximately $2.8 million in valuation allowance through our tax provision as a tax benefit.

Discontinued operations.  The results of operations for our sold precast units located in California and Pennsylvania have been included in discontinued operations for the periods presented.

Segment information

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding interest, income taxes, DD&A, derivative gain (loss), gain or loss on revaluation of contingent consideration, and gain or loss on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company’s compliance with debt covenants including: non-cash stock compensation expense, acquisition-related professional fees and corporate officer severance expense.

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

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014	%	2015	2014	%

Ready-mixed Concrete Segment:
Revenue	$219,019	$164,175	33.4%	$374,063	$298,101	25.5%
Segment revenue as a percentage of total revenue	89.5%	91.0%		89.9%	91.3%

Adjusted EBITDA	$33,650	$23,269	44.6%	$54,220	$37,001	46.5%
Adjusted EBITDA as a percentage of segment revenue	15.4%	14.2%		14.5%	12.4%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$123.24	$110.27	11.8%	$122.32	$108.56	12.7%
Sales volume in thousands of cubic yards	1,766	1,486	18.8%	3,043	2,740	11.1%

Revenue. Our ready-mixed concrete sales provided 89.5% and 91.0% of our total revenue in the second quarter of 2015 and 2014, respectively. Segment revenue for the 2015 second quarter rose $54.8 million, or 33.4%, over the comparable 2014 period. We estimate that $51.6 million of the $54.8 million segment revenue increase, or 94.0%, was due to recent acquisitions.

The second quarter 2015 revenue increase was driven primarily by an 18.8% increase in sales volume, or 0.3 million cubic yards. Increased volume provided $30.9 million, or approximately 56.3%, of our ready-mixed concrete revenue growth. Our sales volume was higher in all of our markets, except west Texas, due to increased construction activity and recent acquisitions. All of our Texas markets were impacted by a significantly higher number of weather days in the second quarter of 2015 as compared to the second quarter of 2014 due to rain. However, total revenue in all our markets rose due to recent acquisitions and increased average selling price. Our ready-mixed concrete average selling price per cubic yard increased approximately 11.8% during the 2015 second quarter as compared to the 2014 second quarter. Increased selling price contributed $22.9 million, or 41.8%, of our revenue growth. Our average selling price increased in all of our markets, except northern California, which was impacted by the mix of commercial versus residential projects.

For the six months ended June 30, 2015, our ready-mixed concrete sales provided 89.9% of our total revenue, compared to 91.3% in the six months ended June 30, 2014. Segment revenue for the first six months of 2015 grew $76.0 million, or 25.5%, over the first six months of 2014. We estimate that $69.7 million of the $76.0 million segment revenue increase, or 91.7%, was due to recent acquisitions.

For the six months ended June 30, 2015, our revenue increase was driven primarily by a 12.7% increase in our ready-mixed concrete average selling price per cubic yard as compared to the first six months of 2014. Increased selling price contributed $41.9 million, or 55.1%, of our revenue growth. Our average selling price increased in all of our markets. We also experienced an 11.1% increase in sales volume, or 0.3 million cubic yards. Increased volume provided $32.9 million, or approximately 43.3%, of our ready-mixed concrete revenue growth. Our sales volume was higher in all of our major markets due to increased construction activity and recent acquisitions. Our Texas markets were impacted by a significantly higher number of weather days in the first six months of 2015 as compared to the first six months of 2014 due to rain. Total revenue was higher in all our major markets, primarily due to higher average selling price and the impact of the recent acquisitions.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose to $33.7 million in the 2015 second quarter from $23.3 million in the 2014 second quarter, an increase of $10.4 million, or 44.6%. We estimate that $7.0 million, or 67.8%, of our 2015 Adjusted EBITDA increase resulted from recent acquisitions. Driving the growth in Adjusted EBITDA was an 11.8% increase in our average selling price and an 18.8% rise in sales volume, which resulted in $54.8 million in higher revenue. Partially offsetting the growth in revenue was increased cost of goods sold associated with the recent acquisitions and higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the recent acquisitions. During the second quarter of 2015, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2015 second quarter compared to the prior year second quarter, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue grew to 15.4% in the 2015 second quarter from 14.2% in the 2014 second quarter, reflecting primarily the higher revenue and greater efficiencies.

For the six months ended June 30, 2015, our ready-mixed concrete segment Adjusted EBITDA rose to $54.2 million from $37.0 million in the same six months period in 2014, an increase of $17.2 million, or 46.5%. We estimate that $8.7 million, or 50.7%, of our 2015 Adjusted EBITDA increase resulted from recent acquisitions. Driving the growth in Adjusted EBITDA was an 11.1% rise in sales volume and a 12.7% increase in average selling price, which resulted in $76.0 million in higher revenue. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, as described above, were all higher due primarily to the increased volume. During the first six months of 2015, we also saw increased raw material prices from our vendors, which increased our cost of goods sold for the period. However, we were generally able to pass these price increases along to our customers. Our fixed costs, as described above, increased in the first six months of 2015 compared to the first six months of 2014, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in previous years. Segment Adjusted EBITDA as a percentage of segment revenue rose to 14.5% in the first six months of 2015 from 12.4% in the first six months of 2014, reflecting primarily higher revenue and improved efficiencies.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014	%	2015	2014	%

Aggregate Products Segment:
Revenue	$15,629	$13,124	19.1%	$24,539	$21,369	14.8%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.6%	4.1%		3.4%	3.7%

Adjusted EBITDA	$3,792	$3,266	16.1%	$3,969	$3,345	18.7%
Adjusted EBITDA as a percentage of segment revenue	24.3%	24.9%		16.2%	15.7%

Aggregates Data:
Average selling price per ton	$10.44	$9.63	8.4%	$10.25	$9.29	10.3%
Sales volume in thousands of tons	1,248	1,151	8.4%	2,021	1,958	3.2%

Revenue.  Sales for our aggregate products segment, excluding intersegment sales of $6.8 million, provided 3.6% of our total revenue for the second quarter of 2015, compared to 4.1%, excluding intersegment sales of $5.8 million, in the comparable 2014 quarter. Segment revenue rose $2.5 million, or 19.1%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 43.3% of our second quarter 2015 aggregates sales were to our ready-mixed concrete segment, versus 44.2% in the 2014 second quarter. Contributing to our overall aggregates revenue growth was an increase in our average selling price of 8.4%, which provided $0.9 million of our aggregates revenue increase. Our aggregate sales volume, which rose 8.4% in the second quarter of 2015 versus the second quarter of 2014, contributed $0.8 million, or 33.3%, of our aggregates revenue increase.

For the first six months of 2015, sales of our aggregate products, excluding intersegment sales, of $10.4 million, provided 3.4% of our total revenue, compared to 3.7%, excluding intersegment sales of $9.4 million, in the first six months of 2014. Segment revenue grew $3.2 million, or 14.8%, over prior year levels. Of our first six months of 2015 aggregate sales, approximately 42.6%, were to our ready-mixed concrete segment, versus 44.1%, in the first six months of 2014. An increase in our average selling price in the first six months of 2015 contributed $1.9 million, or 61.2%, of our aggregate revenue growth over the first six months of 2014. An increase in our aggregate sales volume of 10.3% in the first six months of 2015 as compared to the first six months of 2014, contributed $0.6 million, or 18.5%, of our segment revenue growth for the first six months of 2015. In addition, freight charges to deliver the aggregates to external customers, rose $0.6 million during the first six months of 2015, which accounted for $0.6 million of our segment revenue growth.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment improved by $0.5 million to $3.8 million in the 2015 second quarter from $3.3 million in the 2014 second quarter, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, delivery, fuel, and pit costs to prepare the stone and gravel for use, all increased primarily due to an additional quarry that commenced production in the fourth quarter of 2014. Our quarry fixed costs, which primarily include equipment rental, property taxes, and plant management costs, were also higher compared to the prior year quarter, primarily due to operating costs associated with this additional quarry. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 24.3% in the 2015 second quarter from 24.9% in the 2014 second quarter, primarily due to the increase in revenue and increased efficiencies.

For the first six months of 2015, our aggregates segment Adjusted EBITDA grew to $4.0 million from $3.3 million in the first six months of 2014, an improvement of $0.7 million, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, as described above, increased primarily due to increased sales volume during the first six months of 2015. Our quarry fixed costs, as described above, were higher compared to the prior year's first six months, primarily due to operating costs associated with an additional quarry that commenced production during the fourth quarter of 2014. Overall, our segment Adjusted EBITDA as a percentage of segment revenue rose to 16.2% in the first six months of 2015 from 15.7% in the first six months of 2014, primarily due to higher revenues and improved efficiencies.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into noncancelable operating leases that are not reflected on our balance sheet.  At June 30, 2015, we had $11.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $4.2 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first six months of 2015 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes.  However, we are required to account for our Warrants as derivative instruments.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities. The key inputs in determining fair value of our derivative liabilities of $44.7 million and $25.2 million at June 30, 2015 and December 31, 2014, respectively, include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $5.6 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the Warrant derivative liability of approximately $5.5 million, and a gain of the same amount. During the six months ended June 30, 2015, we recorded a non-cash loss from fair value changes in our Warrants of approximately $19.5 million, due primarily to an increase in the price of our common stock.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the 2013 Loan Agreement. Based on our $50.0 million of outstanding borrowings under this facility as of June 30, 2015, a one percent change in the interest rate would increase or decrease our annual interest expense by $0.5 million.

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

Disclosure Controls and Procedures

As of June 30, 2015, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2015, we acquired the assets or equity interests in Right Away Redy Mix, Inc., Ferrara Bros. Building Materials Corp., Colonial Concrete Co., and DuBrook Concrete, Inc., (collectively, the "2015 Acquisitions"). Our management has acknowledged that it is responsible for establishing and maintaining a system of internal control over financial reporting for these 2015 Acquisitions. We are in the process of integrating the 2015 Acquisitions; and, therefore, have excluded them from our June 30, 2015 assessment of the effectiveness of internal control over financial reporting. During the six months ended June 30, 2015, the 2015 Acquisitions represented approximately $119.6 million or 20.0% of our consolidated total assets and approximately $36.3 million or 8.7% of our revenue from continuing operations. The 2015 Acquisitions have not, nor are they expected to, materially affect our internal control over financial reporting. Any material change to our internal control over financial reporting due to the 2015 Acquisitions will be disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015 in which our assessment that encompasses the 2015 Acquisitions will be included.

During the quarter ended June 30, 2015, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended June 30, 2015:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
April 1 - April 30, 2015	45,442	$34.51	—	$45,176,000
May 1 - May 31, 2015	4,059	38.37	—	45,176,000
June 1 - June 30, 2015	—	—	—	45,176,000
Total	49,501	$34.83	—	$45,176,000

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

3.2*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).
10.1	—Amended and Restated Limited Liability Company Agreement of Ferrara Bros., LLC, effective as of April 9, 2015.
10.2+	—Ferrara Bros., LLC Class B Incentive Interests Award Agreement, effective as of April 11, 2015, between Ferrara Bros., LLC and 2G FB LLC.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference to the filing indicated.
+    Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date: August 6, 2015	By:	/s/ William M. Brown
William M. Brown
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

3.1*
—Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

3.2*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).
10.1	—Amended and Restated Limited Liability Company Agreement of Ferrara Bros., LLC, effective as of April 9, 2015.
10.2+	—Ferrara Bros., LLC Class B Incentive Interests Award Agreement, effective as of April 11, 2015, between Ferrara Bros., LLC and 2G FB LLC.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference to the filing indicated.
+    Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.