Form 10-Q
period 2015-09-30
US CONCRETE INC
filed 2015-11-06
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

There were 14,654,743 shares of common stock, par value $.001 per share, of the registrant outstanding as of November 4, 2015.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,608	$30,202
Trade accounts receivable, net of allowances of $6,090 and $3,726 as of September 30, 2015 and December 31, 2014, respectively	196,147	114,902
Inventories	34,938	31,722
Deferred income taxes	2,858	1,887
Prepaid expenses	5,501	3,965
Other receivables	7,596	6,519
Other current assets	1,623	301
Assets held for sale	—	3,779
Total current assets	257,271	193,277
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $94,738 and $72,962 as of September 30, 2015 and December 31, 2014, respectively	222,380	176,524
Goodwill	92,385	50,757
Intangible assets, net	89,116	31,720
Other assets	9,050	8,250
Total assets	$670,202	$460,528
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,307	$48,705
Accrued liabilities	68,071	50,391
Current maturities of long-term debt	8,883	5,104
Derivative liabilities	65,384	25,246
Liabilities held for sale	—	902
Total current liabilities	224,645	130,348
Long-term debt, net of current maturities	283,184	215,333
Other long-term obligations and deferred credits	31,799	6,940
Deferred income taxes	7,771	6,427
Total liabilities	547,399	359,048
Commitments and contingencies (Note 15)
Equity:
Preferred stock	—	—
Common stock	15	15
Additional paid-in capital	183,547	156,745
Accumulated deficit	(41,905)	(42,743)
Treasury stock, at cost	(18,854)	(12,537)
Total stockholders’ equity	122,803	101,480
Total liabilities and equity	$670,202	$460,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$295,111	$197,589	$711,144	$524,204
Cost of goods sold before depreciation, depletion and amortization	226,620	157,689	558,702	427,538
Selling, general and administrative expenses	23,555	15,404	63,853	43,435
Depreciation, depletion and amortization	12,565	6,010	31,411	16,392
Gain on revaluation of contingent consideration	(723)	—	(1,387)	—
Loss (gain) on sale of assets	43	(3)	5	(306)
Income from operations	33,051	18,489	58,560	37,145
Interest expense, net	(5,446)	(5,080)	(15,966)	(15,145)
Derivative (loss) gain	(26,854)	65	(46,401)	(2,306)
Other income, net	940	580	2,231	1,606
Income (loss) from continuing operations before income taxes	1,691	14,054	(1,576)	21,300
Income tax (benefit) expense	(22)	788	(2,805)	1,540
Income from continuing operations	1,713	13,266	1,229	19,760
Loss from discontinued operations, net of taxes	(94)	(259)	(391)	(45)
Net income	$1,619	$13,007	$838	$19,715

Basic income per share:
Income from continuing operations	$0.12	$0.98	$0.09	$1.46
Loss from discontinued operations, net of taxes	(0.01)	(0.02)	(0.03)	(0.00)
Net income per share – basic	$0.11	$0.96	$0.06	$1.46

Diluted income per share:
Income from continuing operations	$0.11	$0.96	$0.08	$1.42
Loss from discontinued operations, net of taxes	(0.01)	(0.02)	(0.03)	(0.00)
Net income per share – diluted	$0.10	$0.94	$0.05	$1.42

Weighted average shares outstanding:
Basic	14,223	13,497	13,946	13,540
Diluted	15,822	13,876	15,251	13,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2013	14,036	$14	$152,695	$(63,325)	$(5,657)	$83,727
Stock-based compensation expense	—	—	2,647	—	—	2,647
Restricted stock vesting	21	—	—	—	—	—
Restricted stock grants, net of cancellations	169	1	—	—	—	1
Stock options exercised	27	—	379	—	—	379
Warrants exercised	1	—	12	—	—	12
Share repurchase program	(200)	—	—	—	(4,824)	(4,824)
Other treasury shares purchases	(83)	—	—	—	(2,034)	(2,034)
Net income	—	—	—	19,715	—	19,715
BALANCE, September 30, 2014	13,971	$15	$155,733	$(43,610)	$(12,515)	$99,623

BALANCE, December 31, 2014	13,978	$15	$156,745	$(42,743)	$(12,537)	$101,480
Stock-based compensation expense	—	—	4,994	—	—	4,994
Restricted stock vesting	16	—	—	—	—	—
Restricted stock grants, net of cancellations	197	—	—	—	—	—
Stock options exercised	15	—	304	—	—	304
Warrants exercised	140	—	6,416	—	—	6,416
Other treasury share purchases	(145)	—	—	—	(6,317)	(6,317)
Common stock issuance	442	—	15,088	—	—	15,088
Net income	—	—	—	838	—	838
BALANCE, September 30, 2015	14,643	$15	$183,547	$(41,905)	$(18,854)	$122,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$838	$19,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	31,411	16,392
Debt issuance cost amortization	1,311	1,243
Amortization of discount on long-term incentive plan and other accrued interest	268	305
Net loss on derivative	46,401	2,306
Net gain on revaluation of contingent consideration	(1,387)	—
Net loss (gain) on sale of assets	97	(945)
Deferred income taxes	(3,814)	1,187
Provision for doubtful accounts and customer disputes	3,261	929
Stock-based compensation	4,994	2,647
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(62,662)	(34,440)
Inventories	(650)	(109)
Prepaid expenses and other current assets	36	(201)
Other assets and liabilities	319	(398)
Accounts payable and accrued liabilities	36,303	21,912
Net cash provided by operating activities	56,726	30,543
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,763)	(29,160)
Payments for acquisitions, net of cash acquired	(109,338)	(9,498)
Proceeds from disposals of property, plant and equipment	663	2,761
Proceeds from disposal of businesses	1,052	—
Net cash used in investing activities	(120,386)	(35,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	147,757	213
Repayments of revolver borrowings	(91,507)	(213)
Proceeds from exercise of stock options and warrants	457	391
Payments of other long-term obligations	(2,250)	(2,250)
Payments for other financing	(6,074)	(3,478)
Debt issuance costs	—	(957)
Payments for share repurchases	—	(4,824)
Other treasury share purchases	(6,317)	(2,034)
Net cash provided by (used in) financing activities	42,066	(13,152)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,594)	(18,506)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,202	112,667
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,608	$94,161

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,098	$9,767
Cash paid for income taxes	$992	$541

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$19,867	$8,176
Acquisitions funded by stock issuance	$15,088	$—
Disposition funded through promissory note and deferred payments	$3,380	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of our results expected for the year ending December 31, 2015, or for any future period.

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions that we consider critical and that involve complex judgments in the preparation of our financial statements include those related to our goodwill and intangible assets, accruals for self-insurance, income taxes, the valuation of long-lived assets, and the valuation of derivative instruments and contingent consideration.

2.	RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

In September 2015, the Financial Accounting Standards Board (the "FASB") issued an amendment on measurement period adjustments related to business combinations. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. Entities should apply the new guidance prospectively to measurement period adjustments that occur after the effective date. The amendment is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We early adopted the provisions of this new standard effective with the interim period ending September 30, 2015. Accordingly, we applied the amendment prospectively and it did not result in any material impact on our consolidated financial statements or results of operations.

In April 2015, the FASB issued an amendment related to debt issuance costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. In August 2015, the FASB issued a second amendment related to debt issuance costs clarifying that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The amendment is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. We do not expect the adoption of this amendment in fiscal year 2016 to have a material impact on our consolidated financial statements and results of operations.

In May 2014, the FASB issued an amendment related to revenue recognition. The new guidance sets forth a new five step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed under U.S. GAAP. The underlying principle of the new amendment is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it ultimately expects to receive in exchange for the goods or services. The amendment also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. In August 2015, the FASB issued a second amendment related to revenue recognition to delay the effective date of the new revenue recognition guidance by one year. The amendment is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption will be permitted for annual periods beginning after December 15, 2016 and interim periods within those periods. We are currently evaluating the impact that this standard will have on our consolidated financial statements and results of operations.

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

2015 Acquisitions

On February 23, 2015, we acquired the equity of Right Away Redy Mix, Inc. ("Right Away"), in Oakland, California. The purchase price was $18.0 million in cash, plus closing adjustments of $0.9 million, final working capital adjustments of $1.1 million, and potential future earn-out payments of up to $6.0 million based on the achievement of certain defined annual volume thresholds over a six-year period (the "Right Away Earn-out"). We funded the purchase with cash on hand. The acquisition included four ready-mixed concrete facilities, 49 mixer trucks and a fleet of transfer trucks used to transport cement and aggregates. The acquisition expanded our business in our existing northern California market. The fair value of the assets acquired and liabilities assumed in the Right Away acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to determination of the fair value of the Right Away Earn-out and identifiable intangible assets.

On April 1, 2015, we acquired the equity of Ferrara Bros. Building Materials Corp. ("Ferrara Bros."), in New York, New York. We acquired the equity of Ferrara Bros. for $45.0 million in cash, approximately 442,000 shares of our common stock, calculated in accordance with the terms of the share purchase agreement ("SPA"), and valued at approximately $15.1 million on the date of issuance, plus potential incentive awards in the form of equity of up to $35.0 million based on the achievement of certain EBITDA thresholds, as defined in the SPA, over a four-year period beginning in 2017 ("Ferrara Bros. Contingent Consideration"). We funded the purchase through a combination of cash on hand and borrowings under our $175.0 million asset-based revolving credit facility (the "Revolving Facility"). Ferrara Bros. operates six ready-mixed concrete plants at its four facilities in New York and New Jersey and a fleet of 89 mixer trucks. The acquisition expanded our presence in the New York metropolitan market and allows us to more effectively serve construction projects in Manhattan. The fair value of the assets acquired and liabilities assumed in the Ferrara Bros. acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the Ferrara Bros. Contingent Consideration, and identifiable intangible assets.

On May 21, 2015, we acquired the equity of Colonial Concrete Co. ("Colonial"), in Newark, New Jersey. The purchase price was $15.0 million in cash, plus closing adjustments of $0.2 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included four ready-mixed concrete plants at three locations and a fleet of approximately 40 mixer trucks. The acquisition expanded our business in the New York metropolitan and northern New Jersey markets. The fair value of the assets acquired and liabilities assumed in the Colonial acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, certain accrued liabilities, and the fair value of identifiable intangible assets.

On May 29, 2015, we acquired the assets of DuBrook Concrete, Inc. ("DuBrook"), in Chantilly, Virginia, located in the greater Washington, D.C. metropolitan area. The purchase price was $11.5 million in cash, plus potential future earn-out payments based on volumes sold over a four-year period (the "DuBrook Earn-out"). The DuBrook Earn-out payments are not capped; however, we do not expect total payments to be in excess of $1.0 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included three ready-mixed concrete plants and a fleet of 42 mixer trucks. The purchase of these assets expanded our existing business in the Washington, D.C. metropolitan area. The fair value of the assets acquired and liabilities assumed in the DuBrook acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the DuBrook Earn-out, and identifiable intangible assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 2015, we acquired the Wantage Stone (“Wantage”) reserves, a site development quarry including an 80 acre quarry along with mining rights to an additional 77 acres of land located in Hamburg, NJ, from Bicsak Brothers Realty, LLC and Wantage Stone Reserves, LLC. We have operated the Wantage quarry under a lease agreement since October 2014. The purchase price was $15.2 million in cash plus deferred payments of $3.0 million payable over a three-year period. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. This acquisition expanded our aggregates operations in our New York and New Jersey markets. The purchase price allocation for the Wantage acquisition has not been completed yet, including, but not limited to, the fair value of working capital, identifiable intangible assets and property, plant and equipment.

We have made changes to the preliminary purchase price allocations for the 2015 acquisitions during the third quarter of 2015 primarily related to (i) fair value estimates of assets and liabilities assumed for Right Away, Ferrara Bros., Colonial, and Dubrook, (ii) working capital adjustments for Right Away, Ferrara Bros., and Dubrook, (iii) valuation of the Ferrara Bros. Contingent Consideration and identifiable intangible assets, and (iv) valuation of property, plant, and equipment for Ferrara Bros., Colonial, and Dubrook. The following table presents the consideration transferred for Right Away, Ferrara Bros., Colonial, DuBrook, and Wantage and the allocation of these amounts to the net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition date (in thousands).

	2015 Acquisitions
	Right Away(1)	Ferrara Bros.(2)(3)	Colonial(2)	DuBrook(2)	Wantage(4)
Cash	$928	$67	$888	$—	$—
Accounts receivable	1,832	13,154	4,305	1,218	—
Inventory	348	1,434	378	349	—
Other current assets	196	1,534	279	739	—
Property, plant and equipment	9,696	13,422	6,325	2,321	—
Definite-lived intangible assets	7,036	50,560	—	—	—
Total assets acquired	$20,036	$80,171	$12,175	$4,627	$—
Current liabilities	1,392	7,004	3,277	910	1,000
Long-term deferred income tax	3,315	—	—	—	—
Other long-term liabilities	3,873	21,100	—	59	1,807
Total liabilities assumed	$8,580	$28,104	$3,277	$969	$2,807
Goodwill	8,472	8,021	6,298	7,792	17,996
Consideration transferred	$19,928	$60,088	$15,196	$11,450	$15,189

(1)
The purchase price allocation for the Right Away acquisition is subject to change pending determination of the fair value of the Right Away Earn-out and identifiable intangible assets. The fair value of the Right Away acquired accounts receivable is $1.8 million, with a gross contractual amount of $2.2 million. We do not expect to collect $0.4 million of the Right Away acquired accounts receivable.

(2)
The purchase price allocations for the Ferrara Bros., Colonial, and DuBrook acquisitions are preliminary and remain subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the Ferrara Bros. Contingent Consideration and the DuBrook Earn-out, identifiable intangible assets, and certain accrued liabilities. The fair values of the DuBrook and Colonial acquired accounts receivable approximate the gross contractual amounts as of the respective acquisition dates. The fair value of the Ferrara Bros. acquired accounts receivable is $13.2 million, pending further analysis, with a gross contractual amount of $14.3 million. We do not expect to collect $1.1 million of the Ferrara Bros. acquired accounts receivable, pending further review.

(3)	Consideration transferred for Ferrara Bros. includes approximately 442,000 shares of our common stock valued at approximately $15.1 million on the date of issuance.

(4)
The purchase price allocation for the Wantage acquisition has not been completed yet, including, but not limited to, the fair value of working capital, identifiable intangible assets and property, plant and equipment.

These allocations require the significant use of estimates and are based on information that was available to management at the time these condensed consolidated financial statements were prepared. We utilized recognized valuation techniques, including the income approach, sales approach, and cost approach, to value the net assets acquired. See Note 11 for additional information

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

regarding valuation of contingent consideration. Any changes to the purchase price allocations will be made as soon as practical, but no later than one year from the respective acquisition dates.

On August 27, 2015, we also acquired two sand and gravel operations near Vernon, TX and Waurika, OK. This acquisition is not material and is excluded from the disclosures below and the table above captioned "2015 Acquisitions."

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

On December 5, 2014, we acquired the assets of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC (collectively, "Mobile-Crete") with operations in San Antonio, Austin, and south Texas for $21.5 million in cash, plus potential earn-out payments of up to $3.0 million in cash (the "Mobile-Crete Earn-out"). The earn-out payments of up to $1.5 million in 2015 and 2016 are tied to the applicable year's average daily closing price of West Texas Intermediate Crude Oil ("WTI") reaching certain predetermined levels. The fair value of the assets acquired and liabilities assumed in the Mobile-Crete acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to the fair value of identifiable intangible assets.

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

On October 20, 2014, we acquired the equity of New York Sand and Stone, LLC ("NYSS") for $15.2 million in cash, less final working capital adjustments of $0.8 million. The NYSS acquisition included leases to operate two aggregate distribution terminals in New York. These terminals allow us to deliver raw materials more efficiently to our New York and New Jersey markets. The fair value of the assets acquired and liabilities assumed in the NYSS acquisition are final.

During the year ended December 31, 2014, we also completed six other individually immaterial acquisitions comprised of seven ready-mixed concrete plants and related assets in our New York and west Texas markets. The aggregate consideration paid consisted of $15.5 million in cash and $1.1 million in promissory notes. The acquisition of these assets expanded our business in our existing markets. The fair values of the assets acquired and liabilities assumed in these six ready-mixed concrete acquisitions are final.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have made changes to the preliminary purchase price allocations for the 2014 acquisitions during the first nine months of 2015 primarily related to (i) fair value estimates of assets acquired and liabilities assumed for Mobile-Crete and Custom-Crete, (ii) working capital adjustments for Custom-Crete, Mobile-Crete, and NYSS, (iii) valuation of the Mobile-Crete Earn-out and Mobile-Crete identifiable intangible assets, and (iv) changes in the valuation of identifiable intangible assets for three of the six acquisitions included in "All Other" in the table below. The following table presents the allocation of the consideration paid for the 2014 acquisitions to the net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands).

	2014 Acquisitions
	Custom-Crete(1)	NYSS	Mobile-Crete(2)	All Other(3)
Accounts receivable(4)	$3,669	$5,898	$2,578	$—
Inventory	522	1,161	336	295
Other current assets	—	134	—	102
Property, plant and equipment	11,802	1,442	4,156	7,400
Definite-lived intangible assets	9,600	5,042	8,630	4,722
Total assets acquired	$25,593	$13,677	$15,700	$12,519
Current liabilities	2,598	2,539	2,148	—
Long-term liabilities	473	—	736	—
Total liabilities assumed	$3,071	$2,539	$2,884	$—
Goodwill	13,277	3,260	8,685	4,050
Consideration paid	$35,799	$14,398	$21,501	$16,569

(1)	The purchase price allocation for the Custom-Crete acquisition is subject to change pending payment for the division of certain shared properties.

(2)
The fair value of the assets acquired and the liabilities assumed in the Mobile-Crete acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to the fair value of identifiable intangible assets.

(3)	Consideration paid for acquisitions included in the caption "All Other" above includes $1.1 million of notes payable to previous owners.

(4)	The fair value of the acquired accounts receivable approximates the gross contractual amounts as of the respective acquisition dates.

These allocations require the significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. We utilized recognized valuation techniques, including the income approach, sales approach, and cost approach, to value the net assets acquired. See Note 11 for additional information regarding valuation of contingent consideration. Any changes to the purchase price allocations will be made as soon as practical, but no later than one year from the respective acquisition dates.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquired Intangible Assets and Goodwill

Acquired intangible assets in 2014 and 2015 consisted of customer relationships, trade names, non-compete agreements, leasehold interests, a favorable contract, and backlog. The amortization period of these intangible assets ranges from one year to 25 years. These intangible assets exclude identifiable intangible assets from the Colonial, DuBrook, and Wantage acquisitions as management has not yet completed valuations of them. The major classes of intangible assets acquired in the 2014 and 2015 acquisitions were as follows (in thousands):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Trade names	23.51	$37,972
Customer relationships	8.70	25,069
Non-compete agreements	4.92	10,167
Leasehold interests	11.31	7,092
Favorable contract	3.50	3,650
Backlog	1.00	1,640
Total		$85,590

We recorded $3.7 million and $6.3 million of amortization expense related to these intangible assets during the three and nine months ended September 30, 2015, respectively. During the three months ended September 30, 2015, $1.1 million of amortization expense was recognized that related to previous periods and had not been recorded since the fair value of those intangibles had not yet been determined. As of September 30, 2015, the estimated future aggregate amortization expense of intangible assets from the 2014 and 2015 acquisitions was as follows (in thousands):

Year Ending December 31,
2015 (remainder of the year)	$2,520
2016	9,077
2017	8,470
2018	8,073
2019	6,915
Thereafter	43,578
Total	$78,633

The goodwill ascribed to each of these acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill relates to our ready-mixed concrete reportable segment, with the exception of the Wantage and NYSS acquisitions, which relate to our aggregate products reportable segment and our other non-reportable segments, respectively. We expect the goodwill to be deductible for tax purposes, with the exception of the Right Away acquisition. See Note 12 for additional information regarding income taxes.

Actual and Pro Forma Impact of Acquisitions

During the three months ended September 30, 2015, we recorded approximately $74.0 million of revenue and $5.4 million of income from operations in our condensed consolidated statements of operations related to the 2014 and 2015 acquisitions following their respective acquisition dates. During the three months ended September 30, 2014, we recorded approximately $1.3 million of revenue and $0.1 million of income from operations in our condensed consolidated statement of operations related to the 2014 acquisitions following their respective acquisition dates.

During the nine months ended September 30, 2015, we recorded approximately $156.7 million of revenue and approximately $9.6 million of income from operations in our condensed consolidated statements of operations related to the 2014 and 2015 acquisitions following their respective acquisition dates. During the nine months ended September 30, 2014, we recorded

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approximately $2.4 million of revenue and $0.2 million of income from operations in our condensed consolidated statement of operations related to the 2014 acquisitions following their respective acquisition dates.

The unaudited pro forma information presented below reflects the combined financial results for all of the acquisitions completed during 2014 and the first nine months of 2015, excluding three of the six acquisitions that are included in the caption "All Other" in the table captioned "2014 Acquisitions" above, as historical financial results for these operations were not material and impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations for the three and nine months ended September 30, 2015 and 2014 as if the 2014 acquisitions had been completed on January 1, 2013 and the 2015 acquisitions had been completed on January 1, 2014 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue from continuing operations	$295,111	$261,546	$741,088	$684,798
Net income (loss)	$3,748	$15,247	$(2,009)	$18,323
Income (loss) per share, basic	$0.26	$1.13	$(0.14)	$1.35
Income (loss) per share, diluted	$0.24	$1.10	$(0.14)	$1.32

The above pro forma results are unaudited and were prepared based on the historical GAAP results of the Company and the historical results of the 10 acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2014 acquisitions occurred on January 1, 2013 and had the 2015 acquisitions occurred on January 1, 2014.

The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Decrease) increase in intangible amortization expense	$(1,549)	$2,514	$183	$7,542
Decrease in depreciation expense	—	(135)	(231)	(423)
Exclusion of buyer transaction costs	(527)	(480)	(2,091)	(542)
Exclusion of seller transaction costs	—	—	(46)	—
Exclusion of pension expense for pension plan not acquired	—	261	212	625
Exclusion of segment results for segment not acquired	—	(201)	(99)	(253)
Increase in interest expense	—	269	243	754
Increase (decrease) in income tax expense	(53)	(1,442)	3,185	(2,515)
Net adjustments	$(2,129)	$786	$1,356	$5,188

As the purchase price allocations for Colonial, DuBrook, and Wantage are still preliminary and the fair value measurements for the related intangible assets has not been determined, no amortization of these intangible assets was included in the pro forma results. The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

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

As disclosed in Note 3 above, in June 2015, we completed the sale of substantially all of our assets associated with our one remaining precast concrete operation in Pennsylvania. We sold the operation's fixed assets and inventory for net proceeds of $0.3 million in cash and a promissory note of $1.2 million, net of a $0.1 million discount, and recorded a pre-tax loss on the transaction of $0.1 million. The pre-tax loss is included in discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2015. We have presented the results of operations for this business for all periods as discontinued operations in the accompanying condensed consolidated statements of operations.

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

The results of these discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$—	$2,017	$5,523	$6,900
Operating expenses excluding depreciation, depletion and amortization	96	2,294	5,825	7,396
Loss from discontinued operations	(96)	(277)	(302)	(496)
Loss (gain) on sale of assets	—	1	92	(639)
(Loss) income from discontinued operations, before income taxes	(96)	(278)	(394)	143
Income tax (benefit) expense	(2)	(19)	(3)	188
Loss from discontinued operations, net of taxes	$(94)	$(259)	$(391)	$(45)

Cash flows provided by operating activities included operating cash flows used in discontinued operations of $0.2 million during the nine months ended September 30, 2015. Cash flows used in investing activities included investing cash flows provided by discontinued operations of $0.2 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, cash flows provided by operating activities included operating cash flows used in discontinued operations of $1.5 million. During the nine months ended September 30, 2014, cash flows used in investing activities included investing cash flows provided by discontinued operations of $1.5 million.

5.	INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$32,078	$29,263
Building materials for resale	1,908	1,479
Other	952	980
Total inventories	$34,938	$31,722

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The changes in goodwill by reportable segment from January 1, 2015 to September 30, 2015 were as follows (in thousands):

	September 30, 2015
	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Balance at January 1, 2015	$47,757	$—	$3,000	$50,757
2015 acquisitions (See Note 3)	30,583	20,856	—	51,439
All other purchase price allocation adjustments (See Note 3)	(10,071)	—	260	(9,811)
Balance at September 30, 2015	$68,269	$20,856	$3,260	$92,385

Intangible Assets

Our purchased intangible assets were as follows (in thousands):

	September 30, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Trade names	$39,272	$(1,408)	$37,864	22.69
Customer relationships	38,569	(6,261)	32,308	7.80
Non-compete agreements	10,167	(1,693)	8,474	4.12
Leasehold interests	7,092	(484)	6,608	10.70
Favorable contract	3,650	(608)	3,042	2.92
Backlog	1,640	(820)	820	0.50
Total purchased intangible assets	$100,390	$(11,274)	$89,116	13.75

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Customer relationships	$23,540	$(3,214)	$20,326	8.06
Non-compete agreements	4,421	(218)	4,203	4.58
Trade names	4,200	(330)	3,870	9.31
Leasehold interests	3,382	(61)	3,321	9.63
Total purchased intangible assets	$35,543	$(3,823)	$31,720	7.91

We recorded $4.1 million and $7.5 million of amortization expense on our purchased intangible assets for the three and nine months ended September 30, 2015, respectively, which is included in the accompanying condensed consolidated statements of operations. We recorded $0.5 million and $1.2 million of amortization expense on our purchased intangible assets for the three and nine months ended September 30, 2014, respectively, which is included in the accompanying condensed consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015, the estimated remaining amortization of our finite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2015 (remainder of the year)	$2,890
2016	10,557
2017	9,950
2018	9,553
2019	8,395
Thereafter	47,771
Total	$89,116

7.	ACCRUED LIABILITIES

Our accrued liabilities were as follows (in thousands):

	September 30, 2015	December 31, 2014
Accrued materials	$19,791	$14,319
Accrued insurance reserves	12,775	10,512
Accrued compensation and benefits	12,972	11,251
Accrued property, sales and other taxes	7,055	5,235
Contingent consideration, current portion	2,715	2,250
Deferred rent	1,880	2,126
Accrued interest	5,801	1,487
Other	5,082	3,211
Total accrued liabilities	$68,071	$50,391

8.	DEBT

A summary of our debt and capital leases is as follows (in thousands):

	September 30, 2015	December 31, 2014
Senior secured notes due 2018	$200,000	$200,000
Senior secured credit facility expiring 2018	56,250	—
Convertible notes due 2015	—	117
Capital leases	14,678	7,395
Other financing	21,139	12,925
Total debt	292,067	220,437
Less: current maturities	8,883	5,104
Long-term debt, net of current maturities	$283,184	$215,333

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

Senior Secured Credit Facility expiring 2018

On October 29, 2013, we entered into a First Amended and Restated Loan and Security Agreement, as subsequently amended, (the "2013 Loan Agreement") with certain financial institutions named therein, as lenders (the "Lenders"), and Bank of America, N.A., as agent and sole lead arranger (the "Administrative Agent"), which amended and restated our existing credit agreement and provides us with the Revolving Facility. Under the terms of the 2013 Loan Agreement, the maximum credit availability under our Revolving Facility is $175.0 million, subject to a borrowing base calculation as described below. The 2013 Loan Agreement expires on October 2, 2018. As of September 30, 2015, we had $56.3 million in outstanding borrowings and $11.3 million of undrawn standby letters of credit under the 2013 Loan Agreement. The weighted average interest rate for the 2013 Loan Agreement was 2.15% as of September 30, 2015.

Our maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and vehicles, which serve as priority collateral on the Revolving Facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement and discussed further below.  Our unused availability under the 2013 Loan Agreement at September 30, 2015 decreased to $103.5 million from $109.8 million at December 31, 2014. The 2013 Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by the Lenders of up to $12.5 million in excess of borrowing base levels.  The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

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

The 2013 Loan Agreement contains usual and customary negative covenants for transactions of this type, including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; repurchase stock; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the 2013 Loan Agreement.  The 2013 Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement.  For the trailing 12-month

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

period ended September 30, 2015, our fixed charge coverage ratio was 3.64 to 1.0. As of September 30, 2015, the Company was in compliance with all covenants under the 2013 Loan Agreement.

The 2013 Loan Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, a change of control of the Company, material money judgments and failure to maintain subsidiary guarantees.

The 2013 Loan Agreement is secured by a first-priority lien on certain assets of the Company and the guarantors, including inventory (including as-extracted collateral), accounts, certain specified mixer trucks, general intangibles (other than collateral securing the 2018 Notes, on a first-priority basis, as described above), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The 2013 Loan Agreement is also secured by a second-priority lien on the collateral securing the 2018 Notes on a first-priority basis.

Convertible Notes due 2015

On August 31, 2010, we issued $55.0 million aggregate principal amount of 9.5% Convertible Notes due on August 31, 2015 (the "Convertible Notes"). During 2013, we exchanged $48.5 million of Convertible Notes for $61.1 million aggregate principal amount of 2013 Notes and $6.4 million of Convertible Notes for 0.6 million shares of common stock. The remaining Convertible Notes matured and were repaid on August 31, 2015.

Capital Leases and Other Financing

From 2013 through the third quarter of 2015, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $24.6 million, with fixed annual interest rates ranging from 2.50% to 3.18%, payable monthly for a term of five years.

From 2013 through the third quarter of 2015, we entered into leasing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment for a total commitment of $17.6 million, with fixed annual interest rates ranging from 2.60% to 4.80%, payable monthly for terms ranging from four to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

The current portion of capital leases included in current maturities of long-term debt was $3.5 million as of September 30, 2015 and $1.6 million as of December 31, 2014.

As of September 30, 2015, we had five promissory notes outstanding that were issued primarily in connection with acquisitions completed between February 2014 and January 2015 in an aggregate principal amount of $2.9 million. These promissory notes are payable either monthly or annually over less than one year to nine years, with annual effective interest rates ranging from 3.49% to 4.09%.

The weighted average interest rate of our capital leases and other financings was 3.09% and 3.49% as of September 30, 2015 and December 31, 2014, respectively. We made cash principal payments associated with our capital leases and other financings totaling $2.5 million and $1.3 million during the three months ended September 30, 2015 and 2014, respectively, and $6.0 million and $3.5 million during the nine months ended September 30, 2015 and 2014, respectively.

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

Our derivative instruments are summarized as follows (in thousands):

		Fair Value
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Balance Sheet Location	September 30, 2015	December 31, 2014
Warrants	Derivative liabilities	$65,384	$25,246

The following tables present the effect of derivative instruments on our condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively, excluding income tax effects (in thousands):

		Three Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location Of Income/(Loss) Recognized	September 30, 2015	September 30, 2014
Warrants	Derivative gain / (loss)	$(26,854)	$65

		Nine Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location Of Income/(Loss) Recognized	September 30, 2015	September 30, 2014
Warrants	Derivative loss	$(46,401)	$(2,306)

Warrant volume positions represent the number of shares of common stock underlying the instruments.  The table below presents our volume positions (in thousands) as of September 30, 2015 and December 31, 2014:

	Number Of Shares
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	September 30, 2015	December 31, 2014
Warrants	2,736	2,999

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis (in thousands):

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$65,384	$—	$65,384	$—
Contingent consideration, including current portion(1) (2) (3) (4) (5) (6)	28,659	—	—	28,659
	$94,043	$—	$65,384	$28,659

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$25,246	$—	$—	$25,246
Contingent consideration(1) (2)	5,344	—	—	5,344
	$30,590	$—	$—	$30,590

(1)
The current portion of contingent consideration is included in accrued liabilities in our condensed consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our condensed consolidated balance sheets.

(2)
Includes the fair value of the Bode Earn-out, as defined below. The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments were capped at a fair value of $3.5 million and $5.3 million as of September 30, 2015 and December 31, 2014.

(3)
Includes the fair value of the Mobile-Crete Earn-out (see Note 3). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to average annual WTI prices reaching certain predetermined levels from December 8, 2014 through December 7, 2016. The fair value of the Mobile-Crete Earn-out was $0.1 million as of September 30, 2015.

(4)
Includes the fair value of the Right Away Earn-out (see Note 3). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of sales volume milestones, using a discount rate of 9.25%. The fair value of the Right Away Earn-out was $3.9 million as of September 30, 2015.

(5)
Includes the fair value of the Ferrara Bros. Contingent Consideration (see Note 3). The fair value was determined based on the expected vesting of incentive awards granted to the former owners at acquisition based on probability-weighted assumptions related to the achievement of certain EBITDA thresholds, using a discount rate of 11.25%. The fair value of the Ferrara Bros. Contingent Consideration was $21.1 million as of September 30, 2015.

(6)	The fair value of the DuBrook Earn-out (see Note 3) is excluded because it is pending valuation, which will be completed as soon as practical, but no later than one year from the acquisition date.

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  The key inputs in determining our derivative liabilities include our stock price, stock price volatility, and risk free interest rates. As of September 30, 2015, observable market data existed for all of the key inputs in determining the fair value of our Warrants.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingent Consideration

In accordance with the terms of the 2012 acquisition of Bode Gravel Co. and Bode Concrete LLC, we are required to make earn-out payments (the "Bode Earn-out"), which are contingent upon reaching negotiated volume hurdles and had an aggregate present value of up to $7.0 million as of October 30, 2012, the acquisition date. The Bode Earn-out is payable in cash over a six-year period. To date, we have made two Bode Earn-out payments of $2.3 million in each of the first nine months of 2014 and 2015.

We recorded a liability of $5.5 million representing the fair value of contingent consideration related to the Right Away and Mobile-Crete acquisitions as of the respective acquisition dates. We recorded a net gain on revaluation of contingent consideration of $0.9 million and $1.4 million for the three and nine months ended September 30, 2015, respectively, as a result of the passage of time and changes in the estimate of future WTI prices. During the third quarter of 2015, we recorded a liability of $21.1 million representing the fair value of contingent consideration related to the Ferrara Bros. acquisition.

The liabilities for the Mobile-Crete Earn-out, the Right Away Earn-out, and the Ferrara Bros. Contingent Consideration were valued using Monte Carlo simulations which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. Inputs into the model were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar observable inputs. The key inputs in determining the fair value of the Mobile-Crete Earn-out, the Right Away Earn-out, and the Ferrara Bros. Contingent Consideration included discount rates ranging from 3.50% to 11.25%, a forecasted average of WTI prices from January 1, 2015 through December 31, 2016 from quoted sources, and management's estimates of future sales volumes and EBITDA.

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2014 to September 30, 2015 is provided below (in thousands):

	Warrants	Contingent Consideration
Balance at December 31, 2014	$25,246	$5,344
Acquisitions	—	26,566
Total losses (gains) included in earnings(1)	19,551	(1,387)
Payment on Bode Earn-out	—	(1,864)
Write-off of derivative on exercised Warrants(2)	(4)	—
Issuances of equity, net of cash proceeds(3)	(56)	—
Transfer out(4)	(44,737)	—
Balance at September 30, 2015	$—	$28,659

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

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker/dealer quoted market prices, was $209.2 million as of September 30, 2015. The carrying value of outstanding amounts under our 2013 Loan Agreement approximates fair value due to the floating interest rate. Our Convertible Notes were repaid on August 31, 2015 and had no fair value as of September 30, 2015. The fair value of these Convertible Notes was approximately $0.1 million at December 31, 2014.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of September 30, 2015 and December 31, 2014 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $4.9 million as of September 30, 2015 and $4.5 million as of December 31, 2014. We made income tax payments of approximately $0.2 million and $1.0 million during the three and nine months ended September 30, 2015. We made income tax payments of approximately $0.2 million and $0.5 million during the three and nine months ended September 30, 2014.

Despite income in 2014 and projected future taxable income, as of September 30, 2015, we remain in a three year cumulative loss position and will, therefore, continue to record a valuation allowance on all of our U.S. deferred tax assets. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance. Our cumulative loss position will continue to change as a result of historical and current earnings performance. This change, among other factors, may cause us to reduce our valuation allowance on deferred tax assets in the future. Any adjustment to our valuation allowance would impact our income tax expense in the period that our evaluation changes. For the nine months ended September 30, 2015, we recognized additional deferred tax assets as a result of the Right Away acquisition, which allowed us to release approximately $2.8 million in valuation allowance through our tax provision as a tax benefit.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current loss from discontinued operations. We recorded a tax benefit of less than $0.1 million and $2.8 million in income from continuing operations for the three and nine months ended September 30, 2015, respectively, and tax expense of $0.8 million and $1.5 million in income from continuing operations for the three and nine months ended September 30, 2014, respectively. We recorded a tax benefit of less than $0.1 million allocated to discontinued operations for both the three and nine months ended September 30, 2015. We recorded a tax benefit of less than $0.1 million and tax expense of $0.2 million allocated to discontinued operations for the three and nine months ended September 30, 2014, respectively. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three and nine months ended September 30, 2015 and 2014 nets to $0.

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

13.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	September 30, 2015	December 31, 2014
Shares authorized	100,000	100,000
Shares outstanding at end of period	14,643	13,978
Shares held in treasury	842	697

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. The preferred stock may be issued from time to time in one or more series upon authorization by the Board. The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of September 30, 2015 or December 31, 2014.

Common Stock Issuance

During the second quarter of 2015, we issued approximately 442,000 shares of common stock with a total value of $15.1 million as part of the consideration for the Ferrara Bros. acquisition (see Note 3).

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the Share Repurchase Program. We made no repurchases of our common stock during the three and nine months ended September 30, 2015 under the Share Repurchase Program. We made no repurchases of our common stock during the three months ended September 30, 2014. We made a related party share repurchase of our common stock during the nine months ended September 30, 2014 as discussed below.

Related Party Share Repurchase

During the second quarter of 2014, as part of the Share Repurchase Program, we paid $4.8 million in cash to Whippoorwill Associates, Inc. ("Whippoorwill") pursuant to a privately negotiated agreement to repurchase 200,000 shares of our common stock. We repurchased the shares for $24.12 per share, which was the closing price of our common stock on the NASDAQ stock market on the trading day prior to the repurchase. As of May 19, 2014, and prior to the transaction, Whippoorwill owned approximately 3.0 million shares, or approximately 21%, of our outstanding common stock and, as such, was a related party. There have been no related party share repurchases during the three and nine months ended September 30, 2015.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 83,000 shares with a total value of $4.2 million during the three months ended September 30, 2015 and approximately 145,000 shares with a total value of $6.3 million during the nine months ended September 30, 2015. We withheld approximately 51,000 shares with a total value of $1.3 million during the three months ended September 30, 2014 and approximately 83,000 shares with a total value of $2.0 million during the nine months ended September 30, 2014. We accounted for the withholding of these shares as treasury stock.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2015 and 2014, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Income from continuing operations	$1,713	$13,266	$1,229	$19,760
Loss from discontinued operations, net of taxes	(94)	(259)	(391)	(45)
Numerator for diluted earnings per share	$1,619	$13,007	$838	$19,715

Denominator:
Basic weighted average common shares outstanding	14,223	13,497	13,946	13,540
Restricted stock and restricted stock units	150	190	193	222
Warrants	1,434	180	1,098	109
Stock options	15	9	14	11
Denominator for diluted earnings per share	15,822	13,876	15,251	13,882

For the three and nine months ended September 30, 2015 and 2014, our potentially dilutive shares include the shares underlying our restricted stock, restricted stock units, stock options, and Warrants. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Potentially dilutive shares:
Unvested restricted stock and restricted stock units	—	71	—	83
Stock options	—	10	—	14
Warrants	—	1,500	—	1,500
Total potentially dilutive shares	—	1,581	—	1,597

15.	COMMITMENTS AND CONTINGENCIES

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2015.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2015.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $11.3 million as of September 30, 2015, compared to $9.5 million as of December 31, 2014, which are classified in accrued liabilities in our condensed consolidated balance sheets.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $4.5 million in performance bonds that various contractors, states and municipalities have required as of September 30, 2015. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of September 30, 2015.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.	SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following principal markets: north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. With the acquisition of the volumetric ready-mixed concrete businesses during the fourth quarter of 2014 (see Note 3), we have further expanded our presence in Texas into all of its major metropolitan markets. Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New Jersey, and New York markets in which our ready-mixed concrete segment operates. With the acquisition of sand and gravel operations during the third quarter of 2015 (see Note 3), we have expanded our aggregate products segment to serve the southern Oklahoma market in which our ready-mixed concrete segment operates. Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, Aridus® rapid-drying concrete technology, brokered product sales, a recycled aggregates operation, and an aggregate distribution operation. The financial results of the completed acquisitions have been included in their respective reportable segment or in other products as of their respective acquisition dates.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), gain or loss on revaluation of contingent consideration, and gain or loss on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating our compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Ready-mixed concrete
Sales to external customers	$264,428	$175,876	$638,491	$473,977
Aggregate products
Sales to external customers	10,970	11,127	25,063	23,071
Intersegment sales	7,990	6,013	18,436	15,438
Total aggregate products	18,960	17,140	43,499	38,509
Total reportable segment revenue	283,388	193,016	681,990	512,486
Other products and eliminations	11,723	4,573	29,154	11,718
Total revenue	$295,111	$197,589	$711,144	$524,204

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$46,042	$26,641	$100,262	$63,642
Aggregate products	6,403	4,045	10,372	7,390
Total reportable segment Adjusted EBITDA	$52,445	$30,686	$110,634	$71,032

Reconciliation Of Reportable Segment Adjusted EBITDA To Income (Loss) From Continuing Operations Before Income Taxes:
Total reportable segment Adjusted EBITDA	$52,445	$30,686	$110,634	$71,032
Other products and eliminations income from operations	2,821	1,326	5,708	2,654
Corporate overhead	(10,619)	(7,897)	(29,519)	(21,339)
Depreciation, depletion and amortization for reportable segments	(11,442)	(5,196)	(27,665)	(13,971)
Interest expense, net	(5,446)	(5,080)	(15,966)	(15,145)
Corporate derivative (loss) gain	(26,854)	65	(46,401)	(2,306)
Gain on revaluation of contingent consideration	723	—	1,387	—
Corporate and other products and eliminations other income, net	63	150	246	375
Income (loss) from continuing operations before income taxes	$1,691	$14,054	$(1,576)	$21,300

Capital Expenditures:
Ready-mixed concrete	$2,733	$6,294	$6,606	$19,251
Aggregate products	764	2,393	3,124	8,483
Other products and corporate	1,842	579	3,033	1,426
Total capital expenditures	$5,339	$9,266	$12,763	$29,160

Revenue By Product:
Ready-mixed concrete	$264,428	$175,876	$638,491	$473,977
Aggregate products	10,970	11,127	25,063	23,071
Building materials	4,869	4,516	13,359	12,209
Lime	3,585	3,335	6,916	8,444
Hauling	1,910	1,362	4,039	3,292
Other	9,349	1,373	23,276	3,211
Total revenue	$295,111	$197,589	$711,144	$524,204

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Property, Plant And Equipment Assets:	As of September 30, 2015	As of December 31, 2014
Ready-mixed concrete	$165,732	$126,141
Aggregate products	43,587	40,878
Other products and corporate	13,061	9,505
Total identifiable assets	$222,380	$176,524

17.	SUBSEQUENT EVENTS

On October 28, 2015, we announced that we completed the acquisition of the equity of Heavy Materials, LLC ("Heavy"), a vertically integrated ready-mixed concrete producer located in the U.S. Virgin Islands. We acquired the equity of Heavy for $21.7 million in cash, less purchase adjustments of $1.2 million, plus deferred payments of $6.0 million, of which $1.0 million was paid at closing and the remainder of which will be paid over a two year period. We funded the purchase through a combination of cash on hand and borrowings on our Revolving Credit Facility. Heavy operates four ready-mixed concrete plants, a fleet of 32 mixer trucks, and two quarries. Heavy also leases an industrial waterfront property that it utilizes as a marine terminal and sales yard. This acquisition expands our ready-mixed concrete and aggregates operations into new markets in the Caribbean islands. We will prepare the preliminary purchase price allocation for this acquisition as soon as practical, but no later than one year from the acquisition date.

Also on October 28, 2015, we announced that we acquired the assets of Spartan Concrete Products, LLC, a ready-mixed concrete producer in the U.S. Virgin Islands. This acquisition was not material.

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

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 89.8% of our revenue for the nine months ended September 30, 2015) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in north and west Texas, northern California, New Jersey, New York, Washington, D.C. and Oklahoma. With the acquisitions completed since the beginning of 2014, we have expanded our presence in all of our major markets and Washington, D.C. Further, with the acquisition of the volumetric ready-mixed concrete operations during the fourth quarter of 2014, we expanded our presence in Texas into all of the major metropolitan markets. For a description of our acquisitions, see the information set forth in Note 3, “Acquisitions and Dispositions,” to our condensed consolidated financial statements included in Part I of this report.

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

Aggregate Products. Our aggregate products segment (which represented 3.5% of our revenue for the nine months ended September 30, 2015, excluding $18.4 million of intersegment sales) produces crushed stone, sand and gravel from 12 aggregates facilities located in New Jersey, Oklahoma, and Texas. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 3.3 million tons of aggregates during the nine months ended September 30, 2015, with Texas representing 51% and New Jersey representing 49% of the total production. We consumed 50% of our aggregate production internally and sold 50% to third party customers in the nine months ended September 30, 2015. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. We also own sand pit operations in Michigan and one quarry in west Texas which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

During the three months ended September 30, 2015, we expanded our aggregate products segment in our New Jersey and west Texas markets and into the southern Oklahoma market. For a description of our aggregate products acquisitions, see the information set forth in Note 3, “Acquisitions and Dispositions,” to our condensed consolidated financial statements included in Part I of this report.

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

We experienced a 12.7% increase in consolidated average ready-mixed concrete sales prices for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, resulting in the 18th consecutive fiscal quarter of increased average selling prices year-over-year. For the nine months ended September 30, 2015, our ready-mixed concrete sales volume increased 19.1% to 5.1 million cubic yards as compared to the nine months ended September 30, 2014. Ready-mixed concrete sales prices and volume in the first nine months of 2015 as compared to the first nine months of 2014 were up in all of our major markets, except west Texas, primarily due to increased construction activity and ready-mixed segment acquisitions completed in 2015 and 2014. Volume in our west Texas market has decreased slightly due to the decline in oil prices. However, total ready-mixed concrete revenue in all our markets rose due to recent acquisitions and increased average selling price. Higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during the nine months ended September 30, 2015 when compared to the prior year period, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Recent Developments

On October 28, 2015, we announced that we completed the acquisition of the equity of Heavy Materials, LLC ("Heavy"), a vertically integrated ready-mixed concrete producer located in the U.S. Virgin Islands. We acquired the equity of Heavy for $21.7 million in cash, less purchase adjustments of $1.2 million, plus deferred payments of $6.0 million, of which $1.0 million was paid at closing and the remainder of which will be paid over a two year period. We funded the purchase through a combination of cash on hand and borrowings on our Revolving Credit Facility. Heavy operates four ready-mixed concrete plants, a fleet of 32 mixer trucks, and two quarries. Heavy also leases an industrial waterfront property that it utilizes as a marine terminal and sales yard. This acquisition expands our ready-mixed concrete and aggregates operations into new markets in the Caribbean islands. We will prepare the preliminary purchase price allocation for this acquisition as soon as practical, but no later than one year from the acquisition date.

Also on October 28, 2015, we announced that we acquired the assets of Spartan Concrete Products, LLC, a ready-mixed concrete producer in the U.S. Virgin Islands. This acquisition is not material.

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

At September 30, 2015, our unused availability under the 2013 Loan Agreement decreased to $103.5 million from $109.8 million at December 31, 2014, due primarily to increased borrowings under the Revolving Facility (as defined below) offset by increases in eligible accounts receivable and eligible truck balances. We had $56.3 million in borrowings outstanding under the Revolving Facility as of September 30, 2015. The borrowings were used to fund working capital needs and acquisitions completed during the second and third quarters of 2015.

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
The following key financial measurements reflect our financial position and capital resources as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$8,608	$30,202
Working capital	32,626	62,929
Total debt	292,067	220,437

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
Our maximum credit availability under the 2013 Loan Agreement varies from time to time and is determined by calculating a borrowing base, which is based on the value of our eligible accounts receivable, inventory and mixer trucks, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the 2013 Loan Agreement. The 2013 Loan Agreement provides for swingline loans, up to a $10.0 million sublimit, and letters of credit, up to a $30.0 million sublimit. Advances under the 2013 Loan Agreement are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The 2013 Loan Agreement contains usual and customary negative covenants and customary events of default for transactions of this type and requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the 2013 Loan Agreement. As of September 30, 2015, we were in compliance with all covenants, and for the trailing 12 month period ended September 30, 2015, our fixed charge coverage ratio was 3.64 to 1.0. As of September 30, 2015, we had $56.3 million in outstanding borrowings, with a weighted average interest rate of 2.15%, and $11.3 million of undrawn standby letters of credit, leaving $103.5 million of unused borrowing capacity under the 2013 Loan Agreement. The 2013 Loan Agreement matures on October 2, 2018.
As of September 30, 2015, we had $200.0 million of our 8.5% senior secured notes due 2018 (the "2018 Notes") outstanding. We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year, which commenced on June 1, 2014. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the indenture governing the 2018 Notes (the “Indenture”). The Indenture contains negative covenants that restrict the ability of us and our restricted subsidiaries to engage in certain transactions and also contains customary events of default. The 2018 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its direct and indirect wholly owned subsidiaries. The guarantees are joint and several, and there are no non-guarantor subsidiaries. The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by certain property and assets of the Company and the guarantors.
From 2013 through the third quarter of 2015, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks and other machinery and equipment totaling $24.6 million aggregate principal, with fixed annual interest rates ranging from 2.50% to 3.18%, payable monthly for a term of five years.

From 2013 through the third quarter of 2015, we entered into leasing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment for a total commitment of $17.6 million, with fixed annual interest rates ranging from 2.60% to 4.80%, payable monthly for terms ranging from four to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

For additional information regarding our arrangements relating to outstanding indebtedness, the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 2.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $56.7 million for the nine months ended September 30, 2015, compared to $30.5 million for the nine months ended September 30, 2014. This generally reflects our decrease in net income for the first nine months of 2015 and increased use of cash to fund working capital during the 2015 period as compared to the 2014 period, offset by higher non-cash adjustments to net income for derivative loss and depreciation, depletion and amortization.

We used $120.4 million to fund investing activities during the nine months ended September 30, 2015 compared to $35.9 million for the nine months ended September 30, 2014. We paid $109.3 million for acquisitions during the first nine months of 2015 compared to $9.5 million during the first nine months of 2014. The increase in cash used in investing activities was partially offset by a $16.4 million decrease in capital spending over the prior year period, as we financed more mixer trucks, plant and other equipment to service our business in the first nine months of 2015 as compared to the first nine months of 2014, when we used cash to fund these purchases. Proceeds from asset disposals decreased by $2.1 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, during which we disposed of the remaining land and building assets related to our California precast operations.

Our net cash provided by financing activities was $42.1 million for the nine months ended September 30, 2015, as compared to net cash used in financing activities of $13.2 million for the comparable period of 2014. During the first nine months of 2015, we had $56.3 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we paid $6.3 million for the purchase of treasury shares related to our restricted stock grants, made payments of $6.1 million related to our capital leases and other financings, and made the second earn-out payment to the former owners of Bode Gravel Co. and Bode Concrete LLC (the "Bode Companies") for $2.3 million. During the first nine months of 2014, we paid $4.8 million to repurchase 0.2 million shares of our common stock under our stock repurchase program, made the first earn-out payment to the former owners of the Bode Companies for $2.3 million, made payments of $3.5 million related to our capital leases and other financings and incurred $1.0 million of debt issuance costs.

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

Overall, prices for cement and aggregates increased in the first nine months of 2015, compared to the same period in 2014, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

Acquisitions and Divestitures

Our portfolio strategy includes strategic acquisitions in various regions and markets, and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital.

For a description of our recent acquisitions and divestitures, see the information set forth in Note 3, “Acquisitions and Dispositions,” and Note 17, "Subsequent Events" to our condensed consolidated financial statements included in Part I of this report.

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

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014	%	2015	2014	%
	(unaudited)			(unaudited)
Revenue	$295,111	$197,589	49.4%	$711,144	$524,204	35.7%
Cost of goods sold before depreciation, depletion and amortization	226,620	157,689	43.7	558,702	427,538	30.7
Selling, general and administrative expenses	23,555	15,404	52.9	63,853	43,435	47.0
Depreciation, depletion and amortization	12,565	6,010	109.1	31,411	16,392	91.6
Gain on revaluation of contingent consideration	(723)	—	NM	(1,387)	—	NM
Loss (gain) on sale of assets	43	(3)	NM	5	(306)	NM
Income from operations	33,051	18,489	78.8	58,560	37,145	57.7
Interest expense, net	(5,446)	(5,080)	7.2	(15,966)	(15,145)	5.4
Derivative (loss) gain	(26,854)	65	NM	(46,401)	(2,306)	NM
Other income, net	940	580	62.1	2,231	1,606	38.9
Income (loss) from continuing operations before income taxes	1,691	14,054	(88.0)	(1,576)	21,300	NM
Income tax (benefit) expense	(22)	788	NM	(2,805)	1,540	NM
Income from continuing operations	1,713	13,266	(87.1)	1,229	19,760	(93.8)
Loss from discontinued operations, net of taxes	(94)	(259)	(63.7)	(391)	(45)	NM
Net income	$1,619	$13,007	(87.6%)	$838	$19,715	(95.7%)

Ready-mixed Concrete Data:
Average selling price per cubic yard	$125.10	$111.15	12.6%	$123.46	$109.51	12.7%
Sales volume in cubic yards	2,102	1,579	33.1%	5,145	4,319	19.1%

Aggregates Data:
Average selling price per ton	$10.56	$9.39	12.5%	$10.38	$9.33	11.3%
Sales volume in tons	1,518	1,471	3.2%	3,539	3,429	3.2%

Revenue. Revenue for the three months ended September 30, 2015 grew 49.4%, or $97.5 million, to $295.1 million from $197.6 million from the comparable 2014 quarter, primarily due to recent acquisitions and organic growth in our ready-mixed concrete segment. We estimate that $72.6 million, or 74.5%, of our revenue increase was due to recent acquisitions. Ready-mixed concrete sales contributed 90.8%, or $88.6 million, of our revenue growth, driven by a 12.6% increase in our average selling price and a 33.1% increase in volume. Aggregate products sales in the third quarter of 2015 grew $1.8 million, or 10.6%, to $19.0 million from $17.1 million in the 2014 third quarter, resulting primarily from a 12.5% increase in average selling price and a 3.2% increase in volume. Other product revenues and eliminations, which includes our building materials, aggregate distribution, lime slurry, hauling business, and eliminations of our intersegment sales, increased in the 2015 third quarter to $11.7 million from $4.6 million in the 2014 third quarter, primarily due to sales from our aggregate distribution business acquired in the fourth quarter of 2014.

Revenue for the nine months ended September 30, 2015 rose to $711.1 million from $524.2 million in the 2014 first nine months, an increase of $186.9 million or 35.7%, primarily due to acquisitions in our ready-mixed concrete segment and despite a significant increase in weather-impacted days in the first half of 2015 in our Texas operations due to rain. We estimate that $154.3 million, or 82.5%, of our revenue increase was the result of recent acquisitions. Ready-mixed concrete sales contributed $164.5 million, or 88.0%, of our revenue growth, resulting from increases in both average selling price and sales volume. For the first nine months of 2015, aggregate sales grew to $43.5 million from $38.5 million in the first nine months of 2014, an increase of $5.0 million, or 13.0%, as a result of higher average selling price and increased sales volume. Other product revenues and eliminations, as described above, were $29.2 million in the first nine months of 2015 as compared to $11.7 million in the 2014 first nine months, an increase of $17.5 million, primarily due to sales from our aggregate distribution business acquired in the fourth quarter of 2014.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $68.9 million, or 43.7%, to $226.6 million in the third quarter of 2015 from $157.7 million in the comparable 2014 quarter. Our costs increased primarily due to volume growth primarily resulting from acquisitions in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our costs in our aggregate products segment increased primarily due to an additional quarry that commenced production in the fourth quarter of 2014. During the third quarter of 2015, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A decreased by 3.0% in the third quarter of 2015 compared to the third quarter of 2014.

For the first nine months of 2015, cost of goods sold before DD&A increased to $558.7 million from $427.5 million in the 2014 first nine months, an increase of $131.2 million, or 30.7%. Our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our costs in our aggregate products segment increased primarily due to an additional quarry that commenced production in the fourth quarter of 2014. During the first nine months of 2015, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the prior year period due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A decreased by 3.0% in the first nine months of 2015 compared to the first nine months of 2014.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $8.2 million, or 52.9%, to $23.6 million for the quarter ended September 30, 2015 from $15.4 million in the corresponding 2014 quarter. Approximately $5.1 million of this increase is attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. In addition, we incurred approximately $1.5 million in higher non-cash stock and incentive compensation expense primarily due to the acceleration of performance-based awards that vested earlier than expected. We also incurred approximately $0.3 million in higher corporate legal and professional fees related to our acquisitions and divestitures. The remainder of the increase was primarily attributable to corporate-related personnel and other general expenses to support our growth initiatives. As a percentage of total revenue, SG&A expenses increased to 8.0% in the 2015 third quarter from 7.8% in the 2014 third quarter.

For the nine months ended September 30, 2015, SG&A expenses increased by $20.5 million, or 47.0%, to $63.9 million from $43.4 million for the same period in 2014. Approximately $12.1 million of this increase was attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. In addition, we incurred $2.1 million in higher corporate legal and professional fees related to our acquisitions and divestitures and $2.8 million in higher non-cash stock and incentive compensation expense. The increase in non-cash stock compensation expense was primarily due to the acceleration of performance-based awards that vested earlier than expected. The remainder of the increase was primarily attributable to corporate-related personnel and other general expenses to support our growth initiatives. As a percentage of total revenue, SG&A expenses increased to 9.0% in the first nine months of 2015 compared to 8.3% for the same period in 2014.

 Depreciation, depletion and amortization. DD&A expense increased $6.6 million, or 109.1%, to $12.6 million for the three months ended September 30, 2015 from $6.0 million in the corresponding quarter of 2014, primarily reflecting incremental intangible amortization expense of $3.7 million related to our acquisitions and depreciation on additional plants, equipment and mixer trucks purchased to service demand and acquired through recent acquisitions.

For the nine months ended September 30, 2015, DD&A expense rose $15.0 million, or 91.6%, to $31.4 million from $16.4 million in the corresponding period of 2014, primarily reflecting depreciation on additional plant, equipment and mixer trucks purchased to service demand and acquired through recent acquisitions as well as incremental intangible amortization expense of $6.3 million related to our acquisitions.

Gain on revaluation of contingent consideration.  For the three and nine months ended September 30, 2015, we recorded a non-cash gain on revaluation of contingent consideration of $0.7 million and $1.4 million, respectively, related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $28.7 million at September 30, 2015 include discount rates ranging from 3.50% to 11.25%, a forecasted average of West Texas Intermediate Crude Oil ("WTI") prices over the calendar year from quoted sources, and management's estimates of future sales volumes and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each quarterly period. The non-cash gain from fair value changes in contingent consideration for the 2015 third quarter and 2015 first nine months was primarily due to the passage of time and the decline in WTI prices. We had no gain or loss on revaluation of contingent consideration during the three and nine months ended September 30, 2014.

Income from operations. Income from operations improved to $33.1 million in the third quarter of 2015 from $18.5 million in the corresponding quarter of 2014, an increase of $14.6 million. Increased ready-mixed concrete revenue driven by volume from acquisitions and higher pricing resulted in efficiencies that led to increased income from operations. As a percentage of revenue, operating margins increased to 11.2% for the quarter ended September 30, 2015, from 9.4% during the same quarter in 2014 due to increased ready-mixed concrete revenue driven by both higher volume and average selling price. We estimate that $5.3 million of our increase in income from operations related to our recent acquisitions.

For the first nine months of 2015, income from operations increased to $58.6 million from $37.1 million for the first nine months of 2014, an increase of $21.5 million. Increased ready-mixed concrete revenue driven by volume from acquisitions and higher pricing resulted in efficiencies that led to increased income from operations. Operating margins improved in the first nine months of 2015 to 8.2% from 7.1% in the same period in 2014, due to increased ready-mixed concrete revenue driven by both higher volume and average selling price. We estimate that $9.4 million of our increase in income from operations related to our recent acquisitions.

Interest expense, net.  Net interest expense increased by $0.3 million to $5.4 million for the three months ended September 30, 2015 from $5.1 million for the comparable 2014 quarter. For the nine months ended September 30, 2015, net interest expense increased by $0.9 million to $16.0 million from $15.1 million in the comparable 2014 period. The increase in each of the quarter and year-to-date periods of 2015 primarily related to interest on our Revolving Facility borrowings.

Derivative loss.  For the quarter ended September 30, 2015, we recorded a non-cash loss on derivative of $26.9 million related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants"). Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining the fair value of our derivative liabilities of $65.4 million at September 30, 2015 include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. The non-cash loss from fair value changes in the Warrants for the 2015 third quarter was primarily due to an increase in the price of our common stock. This compares to the quarter ended September 30, 2014, during which we recorded a non-cash gain from fair value changes in our Warrants of $0.1 million, primarily due to a decline in our stock price volatility.

For the nine months ended September 30, 2015 and 2014, we recorded a non-cash loss on derivatives of approximately $46.4 million and $2.3 million, respectively, related to fair value changes in our Warrants. These non-cash losses were primarily due to an increase in the price of our common stock.

Other income, net.  Other income, net was $0.9 million and $0.6 million during the three months ended September 30, 2015 and 2014, respectively.  Other income, net was $2.2 million and $1.6 million during the nine months ended September 30, 2015, and 2014, respectively.

Income taxes.  We recorded an income tax benefit allocated to continuing operations of less than $0.1 million and $2.8 million for the three and nine months ended September 30, 2015, respectively, and income tax expense of $0.8 million and $1.5 million in income from continuing operations for the three and nine months ended September 30, 2014, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss).  This resulted in recording income tax expense in certain states that experience a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current loss from discontinued operations. We recorded a tax benefit of less than $0.1 million allocated to discontinued operations for both the three and nine months ended September 30, 2015, respectively. We recorded a tax benefit of less than $0.1 million and tax expense of $0.2 million in discontinued operations for the three and nine months ended September 30, 2014, respectively. The income tax amounts for continuing operations referred to in the prior paragraph include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three and nine months ended September 30, 2015 and 2014 nets to $0.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of September 30, 2015 and December 31, 2014 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was $4.9 million as of September 30, 2015 and $4.5 million as of December 31, 2014.

Despite income in 2014 and projected future taxable income, as of September 30, 2015, we remain in a three year cumulative loss position and will, therefore, continue to record a valuation allowance on all of our U.S. deferred tax assets. The cumulative loss position is considered a significant source of negative evidence and limits our ability to consider other subjective evidence such as our projections for future growth when assessing the need for a deferred tax valuation allowance. Our cumulative loss position will continue to change as a result of historical and current earnings performance. This change, among other factors, may cause us to reduce our valuation allowance on deferred tax assets in the future. Any adjustment to our valuation allowance would impact our income tax expense in the period that our evaluation changes. For the nine months ended September 30, 2015, we recognized additional deferred tax assets as a result of the Right Away acquisition, which allowed us to release approximately $2.8 million in valuation allowance through our tax provision as a tax benefit.

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

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014	%	2015	2014	%

Ready-mixed Concrete Segment:
Revenue	$264,428	$175,876	50.3%	$638,491	$473,977	34.7%
Segment revenue as a percentage of total revenue	89.6%	89.0%		89.8%	90.4%

Adjusted EBITDA	$46,042	$26,641	72.8%	$100,262	$63,642	57.5%
Adjusted EBITDA as a percentage of segment revenue	17.4%	15.1%		15.7%	13.4%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$125.10	$111.15	12.6%	$123.46	$109.51	12.7%
Sales volume in thousands of cubic yards	2,102	1,579	33.1%	5,145	4,319	19.1%

Revenue. Our ready-mixed concrete sales provided 89.6% and 89.0% of our total revenue in the third quarter of 2015 and 2014, respectively. Segment revenue for the 2015 third quarter rose $88.6 million, or 50.3%, over the comparable 2014 period. We estimate that $62.9 million of the $88.6 million segment revenue increase, or 71.0%, was due to recent acquisitions.

The third quarter 2015 revenue increase was driven primarily by a 33.1% increase in sales volume, or 0.5 million cubic yards. Increased volume provided $58.1 million, or approximately 65.6%, of our ready-mixed concrete revenue growth. Our sales volume was higher in all of our markets, except west Texas, due to increased construction activity and recent acquisitions. Volume in our west Texas market decreased slightly due to the decline in oil prices. However, total revenue in all our markets rose due to recent acquisitions and increased average selling price. Our ready-mixed concrete average selling price per cubic yard increased approximately 12.6% during the 2015 third quarter as compared to the 2014 third quarter. Increased selling price contributed $29.3 million, or 33.1%, of our revenue growth. Our average selling price increased in all of our markets, except Washington, D.C., which was impacted by the mix of commercial versus residential projects.

For the nine months ended September 30, 2015, our ready-mixed concrete sales provided 89.8% of our total revenue, compared to 90.4% in the nine months ended September 30, 2014. Segment revenue for the first nine months of 2015 grew $164.5 million, or 34.7%, over the first nine months of 2014. We estimate that $132.5 million of the $164.5 million segment revenue increase, or 80.6%, was due to recent acquisitions.

For the nine months ended September 30, 2015, our revenue increase was driven primarily by a 12.7% increase in our ready-mixed concrete average selling price per cubic yard as compared to the first nine months of 2014. Increased selling price contributed $71.8 million, or 43.6%, of our revenue growth. Our average selling price increased in all of our markets. We also experienced a 19.1% increase in sales volume, or 0.8 million cubic yards. Increased volume provided $90.5 million, or approximately 55.0%, of our ready-mixed concrete revenue growth. Our sales volume was higher in all of our major markets due to increased construction activity and recent acquisitions. In our Texas markets, the impact of a significantly higher number of adverse weather days due to rain in the first six months of 2015 as compared to the comparable prior year period were partially offset by a lower number of adverse weather days in the third quarter of 2015 as compared to the third quarter of 2014. Total revenue was higher in all our major markets, primarily due to higher average selling price and the impact of the recent acquisitions.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose to $46.0 million in the 2015 third quarter from $26.6 million in the 2014 third quarter, an increase of $19.4 million, or 72.8%. We estimate that $9.6 million, or 49.6%, of our 2015 Adjusted EBITDA increase resulted from recent acquisitions. Driving the growth in Adjusted EBITDA was a 12.6% increase in our average selling price and a 33.1% rise in sales volume, which resulted in $88.6 million in higher revenue. Partially offsetting the growth in revenue was increased cost of goods sold associated with the recent acquisitions and higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the recent acquisitions. During the third quarter of 2015, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2015 third quarter compared to the prior year third quarter, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue grew to 17.4% in the 2015 third quarter from 15.1% in the 2014 third quarter, reflecting primarily the higher revenue and greater efficiencies.

For the nine months ended September 30, 2015, our ready-mixed concrete segment Adjusted EBITDA rose to $100.3 million from $63.6 million in the same nine months period in 2014, an increase of $36.7 million, or 57.5%. We estimate that $18.3 million, or 50.1%, of our 2015 Adjusted EBITDA increase resulted from recent acquisitions. Driving the growth in Adjusted EBITDA was a 19.1% rise in sales volume and a 12.7% increase in average selling price, which resulted in $164.5 million in higher revenue. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, as described above, were all higher due primarily to the increased volume. During the first nine months of 2015, we also saw increased raw material prices from our vendors, which increased our cost of goods sold for the period. However, we were generally able to pass these price increases along to our customers. Our fixed costs, as described above, increased in the first nine months of 2015 compared to the first nine months of 2014, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in previous years. Segment Adjusted EBITDA as a percentage of segment revenue rose to 15.7% in the first nine months of 2015 from 13.4% in the first nine months of 2014, reflecting primarily higher revenue and improved efficiencies.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014	%	2015	2014	%

Aggregate Products Segment:
Revenue	$18,960	$17,140	10.6%	$43,499	$38,509	13.0%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.7%	5.6%		3.5%	4.4%

Adjusted EBITDA	$6,403	$4,045	58.3%	$10,372	$7,390	40.4%
Adjusted EBITDA as a percentage of segment revenue	33.8%	23.6%		23.8%	19.2%

Aggregates Data:
Average selling price per ton	$10.56	$9.39	12.5%	$10.38	$9.33	11.3%
Sales volume in thousands of tons	1,518	1,471	3.2%	3,539	3,429	3.2%

Revenue.  Sales for our aggregate products segment, excluding intersegment sales of $8.0 million, provided 3.7% of our total revenue for the third quarter of 2015, compared to 5.6%, excluding intersegment sales of $6.0 million, in the comparable 2014 quarter. Segment revenue rose $1.8 million, or 10.6%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at market price. Approximately 42.1% of our third quarter 2015 aggregates sales were to our ready-mixed concrete segment, versus 35.1% in the 2014 third quarter. Contributing to our overall aggregates revenue growth was an increase in our average selling price of 12.5%, which provided $1.8 million of our aggregates revenue increase. Our aggregate sales volume, which rose 3.2% in the third quarter of 2015 versus the third quarter of 2014, contributed $0.4 million, or 24.2%, of our aggregates revenue increase. Offsetting the increases in our aggregates average selling price and sales volume was a $0.4 million decline in freight charges revenue to deliver the aggregates to external customers during the three months ended September 30, 2015.

For the first nine months of 2015, sales of our aggregate products, excluding intersegment sales of $18.4 million, provided 3.5% of our total revenue, compared to 4.4%, excluding intersegment sales of $15.4 million, in the first nine months of 2014. Segment revenue grew $5.0 million, or 13.0%, over prior year levels. Of our first nine months of 2015 aggregate sales, approximately 42.4% were to our ready-mixed concrete segment, versus 40.1%, in the first nine months of 2014. An increase in our average selling price in the first nine months of 2015 contributed $3.7 million, or 74.5%, of our aggregate revenue growth over the first nine months of 2014. An increase in our aggregate sales volume of 3.2% in the first nine months of 2015 as compared to the first nine months of 2014, contributed $1.0 million, or 20.6%, of our segment revenue growth for the first nine months of 2015. In addition, freight charges revenue to deliver the aggregates to external customers, rose $0.2 million during the first nine months of 2015, which accounted for $0.2 million of our segment revenue growth.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment improved by $2.4 million to $6.4 million in the 2015 third quarter from $4.0 million in the 2014 third quarter, primarily as a result of higher revenue and lower cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, delivery, fuel, and pit costs to prepare the stone and gravel for use, decreased primarily due to mix of projects. Partially offsetting the lower variable costs was an increase in our quarry fixed costs, which primarily include equipment rental, property taxes, and plant management costs. Our quarry fixed costs were higher compared to the prior year quarter, primarily due to operating costs associated with an additional quarry that commenced production in the fourth quarter of 2014. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 33.8% in the 2015 third quarter from 23.6% in the 2014 third quarter, primarily due to the increase in revenue and increased efficiencies.

For the first nine months of 2015, our aggregates segment Adjusted EBITDA grew to $10.4 million from $7.4 million in the first nine months of 2014, an improvement of $3.0 million, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, as described above, increased primarily due to increased sales volume during the first nine months of 2015. Our quarry fixed costs, as described above, were higher compared to the prior year's first nine months, primarily due to operating costs associated with an additional quarry that commenced production during the fourth quarter of 2014. Overall, our segment Adjusted EBITDA as a percentage of segment revenue rose to 23.8% in the first nine months of 2015 from 19.2% in the first nine months of 2014, primarily due to higher revenues and improved efficiencies.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into noncancelable operating leases that are not reflected on our balance sheet.  At September 30, 2015, we had $11.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $4.5 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first nine months of 2015 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes.  However, we are required to account for our Warrants as derivative instruments.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities. The key inputs in determining fair value of our derivative liabilities of $65.4 million and $25.2 million at September 30, 2015 and December 31, 2014, respectively, include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $6.6 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the Warrant derivative liability of approximately $6.5 million, and a gain of the same amount. During the nine months ended September 30, 2015, we recorded a non-cash loss from fair value changes in our Warrants of approximately $46.4 million, due primarily to an increase in the price of our common stock.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the 2013 Loan Agreement. Based on our $56.3 million of outstanding borrowings under this facility as of September 30, 2015, a one percent change in the interest rate would increase or decrease our annual interest expense by $0.6 million.

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

Disclosure Controls and Procedures

As of September 30, 2015, our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

On April 1, 2015, we acquired the equity interests Ferrara Bros. Building Materials Corp. ("Ferrara"). Management's evaluation and conclusion as to the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report excludes any evaluation of the internal controls of Ferrara. During the nine months ended September 30, 2015, the Ferrara acquisition represented approximately $103.1 million or 15.3% of our consolidated total assets and approximately $48.9 million or 6.9% of our revenue from continuing operations. Any material change to our internal control over financial reporting due to the Ferrara acquisition will be disclosed in our Annual Report on Form 10-K for the year ending December 31, 2015 in which our assessment of internal controls that encompasses the Ferrara acquisition will be included.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended September 30, 2015:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
July 1 - July 31, 2015	1,957	$38.22	—	$45,176,000
August 1 - August 31, 2015	80,766	50.97	—	45,176,000
September 1 - September 30, 2015	—	—	—	45,176,000
Total	82,723	$50.67	—	$45,176,000

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

U.S. CONCRETE, INC.

Date: November 6, 2015	By:	/s/ William J. Sandbrook
William J. Sandbrook
President and Chief Executive Officer
(Principal Executive and Financial Officer and Duly Authorized Officer)

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