Form 10-K
period 2015-12-31
US CONCRETE INC
filed 2016-03-04
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐      No☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of $37.89 of the registrant’s common stock as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter: $508,425,677. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 15,194,236 shares of common stock, par value $.001 per share, of the registrant outstanding as of March 2, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.
FORM 10-K
For the Year Ended December 31, 2015

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

We serve substantially all segments of the construction industry in our select geographic markets. Our customers include contractors for commercial and industrial, residential, street and highway and other public works construction. Concrete product revenue by type of construction activity for the year ended December 31, 2015 was approximately 57% commercial and industrial, 28% residential and 15% street, highway and other public works.

We operate principally in Texas, northern California and New York / New Jersey, with those markets representing approximately 40%, 29%, and 26%, respectively, of our consolidated revenue for the year ended December 31, 2015. We believe we are well positioned for strong growth in these attractive regions and segments. According to estimates from the Portland Cement Association ("PCA"), the states in which we operate represent a total of approximately 27% of the 2015 consumption of ready-mixed concrete in the United States, which favorably positions us to capture additional market share in this fragmented industry. Total revenue from continuing operations for the year ended December 31, 2015 was $974.7 million, of which we derived approximately 89.9% from our ready-mixed concrete segment, 3.5% from our aggregate products segment (excluding $26.2 million sold internally) and 6.6% from our other operations. For the year ended December 31, 2015, our net income was $25.5 million, our net income from continuing operations was $25.8 million, and our Adjusted EBITDA (as defined herein) was $131.9 million. Please see "Basis of Presentation" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 19, "Business Segments," to our consolidated financial statements in this report for additional information regarding and a reconciliation of Adjusted EBITDA.

As of December 31, 2015, we operate 144 standard ready-mixed concrete plants, 16 volumetric ready-mixed concrete facilities, 14 producing aggregates facilities, three aggregates distribution terminals, two lime slurry facilities, and one recycled aggregates facility. During the year ended December 31, 2015, these plants and facilities produced approximately 7.0 million cubic yards of ready-mixed concrete and 4.7 million tons of aggregates. We lease two other aggregates facilities to third parties and retain a royalty on production from those facilities. As of December 31, 2015, we operated over 1,360 drum mixer trucks and 119 volumetric mixer trucks. For additional information related to our properties, see Item 2. Properties of this report.

Acquisitions

In the second quarter of 2015, we acquired Ferrara Bros. Building Materials Corp. ("Ferrara Bros."), located in New York, New York and Colonial Concrete Co. ("Colonial"), located in Newark, New Jersey. These acquisitions included ten ready-mixed concrete plants at seven locations and a fleet of 129 mixer trucks. These acquisitions expand our business in the New York metropolitan and northern New Jersey markets and allow us to more effectively serve construction projects in these areas.

In the fourth quarter of 2015, we acquired two strategically integrated ready-mixed concrete producers located in the U.S. Virgin Islands, Heavy Materials, LLC ("Heavy") and Spartan Concrete Products, LLC ("Spartan"). These acquisitions included five ready-mixed concrete plants, a fleet of 48 mixer trucks, and two quarries with total aggregates reserves of approximately 40 million tons. The Heavy acquisition also included leases for an industrial waterfront property that is utilized as a marine terminal and sales yard. These acquisitions expanded our ready-mixed concrete and aggregates operations into new markets in the Caribbean islands.

During 2015, we also expanded our ready-mixed concrete operations in our northern California market with the acquisition of Right Away Redy Mix, Inc. ("Right Away"), located in Oakland, California and in our Washington, D.C. market with the acquisition of DuBrook Concrete, Inc. ("DuBrook"), located in Chantilly, Virginia. The Right Away acquisition included four ready-mixed concrete facilities, 49 mixer trucks and a fleet of transfer trucks used to transport cement and aggregates. The DuBrook acquisition included three ready-mixed concrete plants and a fleet of 42 mixer trucks.

Also in 2015, we expanded our aggregates operations with the acquisition of Wantage Stone (“Wantage”) located in New Jersey and two sand and gravel operations in our west Texas and southern Oklahoma markets. The Wantage acquisition included an 80 acre quarry along with mining rights to an additional 77 acres of land located in Hamburg, New Jersey.

During 2014, we acquired New York Sand and Stone, LLC ("NYSS") which included the assignment of leases to operate two existing aggregate distribution terminals on the East River in Brooklyn, New York. This acquisition allowed us to more efficiently deliver raw materials to our ready-mixed concrete production facilities as well as to our customers. Our aggregates distribution operations are included in our non-reportable segments. Also during 2014, we completed two acquisitions in New York that increased our presence in the Staten Island ready-mixed concrete market.

Also in 2014, in our west Texas market, we acquired four ready-mixed operations in Abilene, Wichita Falls, and Brady, Texas. The addition of these operations expanded our footprint in the west Texas market. To further broaden our ready-mixed concrete delivery offerings in our Texas market, during the fourth quarter of 2014, we acquired the assets of Custom-Crete ("Custom-Crete"), with operations in Dallas / Fort Worth, Houston, San Antonio, and Austin, Texas from Oldcastle Architectural, Inc., a wholly owned subsidiary of CRH plc, and the assets of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC, with operations in San Antonio, Austin, and south Texas. Through these acquisitions, we added 16 volumetric ready-mixed concrete facilities and approximately 109 volumetric mixer trucks. These operations expanded our presence into all of the major metropolitan markets in Texas and provide us with the capability to deliver ready-mixed concrete to our customers via on-site batching and mixing to customer specifications.

In March 2014, we commenced operations at our Red River sand facility on the Texas / Oklahoma border, which we green fielded during the fourth quarter of 2013. This facility provides sand to our Texas and Oklahoma ready-mixed concrete operations and customers.

In 2013, we completed one acquisition in our north Texas market that resulted in the addition of three ready-mixed concrete plants and related assets and inventory. This acquisition allowed us to expand our operations in our north Texas market.

Divestitures

In June 2015, we completed the sale of substantially all of our assets associated with our one remaining precast concrete operation in Pennsylvania, which were classified as held for sale as of December 31, 2014.

Recent Developments

On February 29, 2016, we completed the acquisition of all the assets of Greco Brothers Concrete of L.I., Inc. ("Greco"), in Brooklyn, New York. The purchase price was $15.8 million in cash, plus closing adjustments of $0.9 million. We funded the purchase through a combination of cash on hand and borrowings on our $250.0 million asset-based revolving credit facility (the "Revolving Facility"). Greco operates two ready-mixed concrete plants and a fleet of 37 mixer trucks. The Greco acquisition further expands our ready-mixed concrete operations in our existing New York market.

Competitive strengths

Large, high quality asset base in attractive markets with favorable construction environments. Our assets are primarily focused in the Texas / Oklahoma, northern California, New York / New Jersey / Washington, D.C., and U. S. Virgin Islands markets. Our high quality asset base is comprised of 81 ready-mixed concrete plants, 16 volumetric ready-mixed concrete plants, and eight aggregates facilities in Texas / Oklahoma, 22 ready-mixed concrete plants in northern California, 36 ready-mixed concrete plants, four aggregates facilities, three aggregates distribution terminals, and one recycled aggregates facility in New York / New Jersey / Washington, D.C., five ready-mixed concrete plants and two aggregates facilities in the U.S. Virgin Islands; as well as over 1,360 operated drum mixer trucks and 119 operated volumetric mixer trucks. We believe the scale and quality of our asset base, in addition to our product differentiation, on-time deliveries, competitive all-in delivered cost, servicing and reliability differentiate us and allow us to meet the needs of both large and small jobs for a wide range of clients in multiple end-use markets.

Growth in our Texas / Oklahoma markets is largely driven by construction demand in the transportation, financial and other professional services, and manufacturing sectors; growth in our northern California market is driven largely by the technology sector; and growth in our New York / New Jersey / Washington, D.C. markets is driven by the financial services and government sectors, respectively. In addition, all of our markets currently exhibit healthy residential trends supported by a number of factors, including population growth, decreases in unemployment, low mortgage and other interest rates, rising home prices and increasing construction activity. We believe that our better-than-average growth is driven by key industry sectors within our markets, which generally benefit from year-round construction.

Favorable exposure to commercial projects with higher margins and barriers to entry. We bid for and routinely win supply contracts for some of the largest, most prestigious commercial projects. Some of the larger commercial projects we have worked on include:

•	The San Francisco Bay Bridge in Oakland, California

•	Lyndon B. Johnson Expressway in Dallas / Fort Worth, Texas

•	World Trade Center Complex in Manhattan, New York

•	Tappan Zee Bridge, New York

•	San Francisco 49er Stadium in Santa Clara, California

•	Lucile Packard Children's Hospital at Stanford in Palo Alto, California

•	Hudson Yards Complex in Manhattan, New York

•	Pacific Park Brooklyn in Brooklyn, New York

•	Toyota North American Headquarters in Frisco, Texas

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

We estimate that the average length of our top 15 customer relationships is approximately 20 years. We further estimate that most of our top 35 customers have relationships that extend past five years, with many customer relationships surpassing 20 years of loyalty. Our customer engagement model results in contractors returning year-after-year to us as a supplier they can trust. Despite our concentrated and loyal customer base, in 2015, no single customer or project accounted for more than 10% of our total revenue. Our broad, yet targeted, customer base enables us to develop an efficient, stable business model and tap into the market in a variety of ways. Our 2015 revenue was split between (i) commercial and industrial, (ii) residential and (iii) street and highway construction contractors and other public works. We believe that by providing high quality, reliable services and customized products and solutions, we are able to continuously maintain important long-term relationships.

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

Conservative balance sheet and ample liquidity. We have successfully improved our financial performance by refocusing our financial objectives over the last five years. Our management team has extensive experience in the industry as does our board of directors. Our management team has focused on reducing our cost structure while expanding our existing and acquired businesses in our core operating regions to drive strong performance. As a result, we have grown revenue, improved profit margins and increased liquidity during the last five years. In addition to cash on hand, we benefit from significant liquidity through our revolving credit facility and cash flow from operations. We believe our conservative balance sheet and liquidity will allow us to take advantage of strategic opportunities as well as provide ample cushion against general downturns in economic activity.

Experienced management team. Our senior management team consists of ten executives with an average of 19 years of industry experience and is comprised of individuals with a proven track record in the construction materials industry. Our Chief Executive Officer, William J. Sandbrook, has approximately 24 years of experience in the construction materials industry. Our management team’s deep market knowledge enables us to effectively assess potential new opportunities in order to solidify our leading market presence. We will continue to focus on recruiting and retaining motivated and knowledgeable professional managers to continue to develop our business and maintain our leading market position.

Company strategy

Focus on core operations. We believe the best opportunities for future growth lie within our core ready-mixed concrete and aggregates businesses. We routinely evaluate our existing assets and business units to ensure we continue to maintain a best-in-class operation. During 2015, we divested the last of our precast businesses so as to continue our focus on ready-mixed concrete and aggregates. We will continue to invest in our business, both in physical plants and new technologies, and we will continue to evaluate both organic and strategic acquisition opportunities. We believe our focus on optimizing the performance of our ready-mixed concrete segment will continue to differentiate us from our larger, integrated competitors that focus principally on their aggregates or cement segments and treat ready-mixed concrete operations as a downstream outlet for their aggregates or cement products.

Pursue growth. In addition to our general organic growth initiative, we continuously evaluate both acquisition and partnership opportunities. We are focused on both strengthening our positions in existing markets as well as identifying attractive new markets. All of our acquisitions must meet our strict criteria, including fit with our strategic plan, investment return hurdles, capital requirements and attractive market attributes. During 2015, we completed eight acquisitions that expanded our operations in our existing markets and into the U.S. Virgin Islands market. Most notably, we acquired Ferrara, which significantly expanded our footprint in the New York metropolitan market and allows us to more effectively serve construction projects in Manhattan. In addition, we expanded into the U.S. Virgin Islands market with our acquisition of Heavy. We believe our significant experience, positive reputation and strong management team will allow us to continue our successful track record of identifying opportunities, integrating acquisitions, realizing synergies and enhancing asset value and cash flow.

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

Business segments and products

We operate our business through two primary segments: ready-mixed concrete and aggregate products.  For financial information about our operating segments, refer to the information set forth in Note 19, "Business Segments," to our consolidated financial statements included in this report.  We derive all of our revenue from operations in the United States and its U.S. territories, and all of our long-lived assets are located within the United States and its U.S. territories.

Ready-mixed concrete

General

Our ready-mixed concrete segment engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, northern California, New York, New Jersey, Washington, D.C., Oklahoma, and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs. We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.

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

Our volumetric concrete operations, which we acquired in 2014, expanded our ready-mixed concrete delivery and service offerings in Texas. Volumetric ready-mixed concrete trucks mix concrete to the customer's specification on the job site, better serving smaller jobs and specialized applications, and allowing flexibility for servicing remote job locations. Because of their versatility, these trucks offer the contractor multiple options for a single job without the inconvenience or added costs typically associated with standard ready-mixed trucks delivering special or short-loads to a job site. Because of their unique on-demand production capabilities, these trucks minimize the amount of wasted concrete, which improves margins and reduces environmental impact.

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

We produce ready-mixed concrete by combining the desired type of cement, other cementitious materials (described below), sand, gravel, and crushed stone with water and, typically, one or more admixtures. These admixtures, such as chemicals, minerals and fibers, determine the usefulness of the product for particular applications.

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

We construct both wet batch plants and dry batch plants. A wet batch plant generally has a higher initial cost and daily operating expenses, but (i) yields greater consistency with less time required for quality control in the concrete produced, and

(ii) generally has greater daily production capacity than a dry batch plant. We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.6 million, while a dry batch plant having an hourly capacity of 150 cubic yards currently would cost approximately $0.7 million. As of December 31, 2015, our batch plants included 23 wet batch plants and 121 dry batch plants.

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

Drum mixer trucks continuously rotate their loads en route to job sites in order to produce concrete at the desired consistency. Our drum mixer trucks typically have load capacities of 10 cubic yards, or approximately 20 tons, and a typical operating life of between 15 and 20 years, depending on total truck hours and miles. A new truck of this size currently costs between $160,000 and $225,000, depending on the geographic location and design specifications. Depending on the type of batch plant from which the drum mixer trucks generally are loaded, some components of the drum mixer trucks usually require refurbishment after three to five years. As of December 31, 2015, we operated a fleet of over 1,360 owned and leased drum mixer trucks, which had an average age of approximately 10 years.

Volumetric mixer trucks include individual bins and tanks, which are used to mix the raw materials at the customer's job site based on the customer's specifications. The volumetric mixing method provides only the concrete needed for the job, eliminating wasted materials and short load charges. Our volumetric mixer trucks typically have load capacities of eight cubic yards, or approximately 16 tons, and a typical operating life of between seven to nine years, depending on total truck hours and miles. A new truck of this size currently costs between $220,000 and $250,000, depending on the design specifications. Typically the truck's mixer unit will be rebuilt after the initial truck life, extending the operating life of the truck an additional five years. As of December 31, 2015, we operated a fleet of 119 owned volumetric mixer trucks, which had an average age of approximately eight years.

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

Aggregate products

Our aggregate products segment produces crushed stone, sand and gravel from 14 aggregates facilities located in New Jersey, Texas, Oklahoma, and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets. We produced approximately 4.7 million tons of aggregates during the year ended December 31, 2015, with Texas representing 51% and New Jersey representing 47% of the total production. We believe our aggregates reserves provide us with additional raw material sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

Other

Other products not associated with a reportable segment include our building materials stores, hauling operations, aggregates distribution terminals, lime slurry, ARIDUS® Rapid Drying Concrete technology, brokered product sales, a recycled aggregates operation, and concrete blocks.

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

	2015	2014	2013
Total ready-mixed concrete volumes	336	326	301

According to recently published Dodge Construction data, the four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in the past three years:

	2015	2014	2013
Commercial and industrial construction	18%	16%	16%
Residential construction	22%	19%	19%
Street and highway construction and paving	20%	23%	23%
Other public works and infrastructure construction	40%	42%	42%

According to FMI Corp. ("FMI"), spending on total residential, non-residential, and non-building construction is projected to grow at a steady rate through 2019. FMI projects the following growth rates in 2016: residential construction of 10-12%, commercial and office construction of 7%, and street and highway construction of 2%. According to the PCA, annual ready-mixed concrete usage is expected to strengthen in our key markets in Texas, northern California, and New York / New Jersey, with 2016 to 2019 estimated compound annual growth rates of 4.7%, 7.0%, and 4.5%, respectively. Moreover, the National Association of Home Builders and Fannie Mae predict U.S. residential construction will continue to recover with a median estimate of approximately 834,000 and 411,000 single-family and multi-family housing starts in 2016, respectively. Other industry experts agree predicting total housing starts will exceed 1.2 million, with a shift to single-family.

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

Overall, prices for cement and aggregates increased in 2015, compared to 2014, in all of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates. We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases. Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

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

Customers

Of our concrete product revenue for the year ended December 31, 2015, commercial and industrial construction represented approximately 57%, residential construction represented approximately 28% and street, highway construction and other public works represented approximately 15%. For the year ended December 31, 2015, no single customer or project accounted for more than 10% of our total revenue.

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

We continue to focus on developing new competitive advantages that will differentiate us from our competitors, such as our high-performing, low-CO2 concrete, ARIDUS® Rapid Drying Concrete technology and EF Technology ready-mixed concrete products. For example, Central Concrete Supply Co., Inc. (“Central Concrete”), one of our subsidiaries, differentiated itself from its competitors to supply its high-performing, low-CO2 concrete for the SF Public Utilities Commission (“SFPUC”) headquarters. During the redesign phase, SFPUC invited Central Concrete to suggest solutions for SFPUC’s goal to use a set of concrete mixes that delivered up to 70% cement replacement materials, with no compromises on cost, finish or cure time for the mat foundation, slabs, columns and cores. SFPUC selected Central Concrete for the job in an open bidding process because its six different mixes met SFPUC’s demanding specifications by significantly cutting the cement content while delivering a net savings for SFPUC of 7.4 million pounds in CO2 emissions from embodied carbon, nearly 50% better than traditional concrete mixes.

Employees

As of December 31, 2015, we had 603 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel, and 2,097 hourly personnel. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of December 31, 2015, 976 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2016 and 2019. Under these agreements, we pay specified wages to covered employees and in most cases make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees.

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

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2015.

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

As of March 3, 2016, there are no material product defect claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defect claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2015.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2015.

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

Item 1A.   Risk Factors

The following risk factors represent our current view of the known material risks facing our businesses and are important to understanding our business.  The important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2016, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  In addition, these risks and uncertainties could adversely impact our business, financial condition, results of operations, cash flows and common stock price.  Further, the risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional risks and uncertainties that are not currently known to us, that we currently consider immaterial or that are not specific to us. This discussion includes a number of forward-looking statements.  Please see “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report.

Business Risks

Our business depends on activity within the construction industry and the economic strength of our principal markets.
We serve substantially all segments of the construction industry, and our results of operations are directly affected by the level of activity in the construction industry in the geographic markets we serve. Demand for our products, particularly in the commercial and industrial and residential construction markets, could decline if companies and consumers cannot obtain credit for construction projects or if the slow pace of economic activity results in delays or cancellations of projects. During 2015, commercial and industrial and residential construction accounted for 57% and 28% of our consolidated revenue, respectively. In addition, federal and state budget issues may hurt the funding available for infrastructure spending, particularly street, highway and other public works projects, which accounted for 15% of our revenue in 2015.
We operate principally in Texas, northern California and New York / New Jersey, with those markets representing approximately 40%, 29%, and 26%, respectively, of our consolidated revenue for 2015. Our earnings depend on the economic strength of these markets because of the high cost to transport our products relative to their price. Recently, the decline in the price of crude oil and natural gas has had an adverse impact on activity in the oil and natural gas industry in Texas, which has resulted in lower demand for construction services in Texas and consequently lower demand for ready-mixed concrete in Texas. For the year ended December 31, 2015, we estimate that there was no direct impact and less than a 3.0% indirect impact on revenue in our Texas markets by the decline in West Texas Intermediate Crude Oil ("WTI") prices. If economic and construction activity diminishes in our principal markets or if lower demand persists in Texas, our results of operations and liquidity could be materially adversely affected.
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

Approximately 28% of our revenue for the year ended December 31, 2015 was from residential construction contractors. While mortgage lending conditions have improved and lending volumes have increased since 2010, tightening of mortgage lending or mortgage financing requirements could adversely affect the ability to obtain credit for some borrowers, or reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. Another downturn in new home construction could also adversely affect our customers focused in residential construction, possibly resulting in slower payments, higher default rates in our accounts receivable, and an overall increase in working capital.

Our net revenue attributable to street, highway and other public works projects could be negatively impacted by a decrease or delay in governmental spending.

During the year ended December 31, 2015, approximately 15% of our ready-mixed concrete revenue was from street, highway and other public works projects. Construction activity on streets, highways and other public works projects is directly related to the amount of government funding available for such projects, which is affected by budget constraints currently being experienced by federal, state and local governments. In addition, if the U.S. government budget process results in a prolonged shutdown or reductions in government spending, we may experience delayed orders, delayed payments, and declines in revenues, profitability, and cash flows. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations and cash flows.

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

In the last two years, we completed 17 acquisitions. On an ongoing basis, as part of our strategy to pursue growth opportunities, we continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, the willingness of acquisition candidates we identify to sell; our ability to obtain financing or capital, if needed, on satisfactory terms; and, in some cases, regulatory approvals. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.

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

Residential construction and related demand for ready-mixed concrete has increased between 2012 and 2015. While cement prices increased as a result of this increased demand, cement supplies were at levels that indicated a very low risk of cement shortages in most of our markets. Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results by decreasing sales of ready-mixed concrete and increasing our costs of raw materials.

We use large amounts of electricity and diesel fuel that are subject to potential reliability issues, supply constraints and significant price fluctuation, which could affect our financial position, operating results and liquidity.
In our production and distribution processes, we consume significant amounts of electricity and diesel fuel. The availability and pricing of these resources are subject to market forces that are beyond our control. Furthermore, we are vulnerable to any reliability issues experienced by our suppliers, which also are beyond our control. Our suppliers contract separately for the purchase of such resources and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could materially affect our financial position, results of operations and liquidity from period to period.
We are dependent on information technology to support many facets of our business.
If our information systems are breached, shutdown, destroyed or fail due to cyberattack, unauthorized access, natural disaster or equipment breakdown, by employees, malicious third parties or other unauthorized persons, our business could be interrupted, proprietary information could be lost, stolen or destroyed and our reputation could be damaged. We take measures to protect our information systems and data from such occurrences, but as cyberattacks become increasingly sophisticated, there can be no guarantee that our actions, efforts and security measures adopted will always prevent them. Our business could be negatively affected by any such occurrences.
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

As of December 31, 2015, approximately 36% of our employees were covered by collective bargaining agreements, which expire between 2016 and 2019. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially and adversely affect our business, financial condition, results of operations, liquidity, and cash flows. Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

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

If one or more of the lenders under our Revolving Facility, which provides for aggregate borrowings of up to $250.0 million, subject to the borrowing base, were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced. Our inability to borrow additional amounts under our Revolving Facility could limit our ability to fund our future operations and growth.

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

As of December 31, 2015, we had $200.0 million of outstanding senior indebtedness represented by our 8.5% senior secured notes due 2018 (the “2018 Notes”). The 2018 Notes are governed by an indenture (the “Indenture”). We and certain of our subsidiaries are parties to a Second Amended and Restated Loan and Security Agreement (the “Second A/R Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The Second A/R Loan Agreement provides for aggregate borrowings of up to $250.0 million subject to a borrowing base, under the Revolving Facility. As of December 31, 2015, we had $45.0 million in outstanding borrowings under the Revolving Facility.

The negative covenants in the 2018 Notes and the Second A/R Loan Agreement allow us to incur additional indebtedness from other sources in certain circumstances.

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

Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The Second A/R Loan Agreement and the Indenture restrict our ability to conduct asset sales and / or use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

We may still be able to incur significantly more debt or make certain restricted payments in the future. This could intensify already-existing risks related to our indebtedness.

The terms of the Indenture and the Second A/R Loan Agreement contain restrictions on our and the guarantors’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or the guarantors could incur significant additional indebtedness in the future, much of which could constitute secured, senior or pari passu indebtedness. As of December 31, 2015, our Revolving Facility provided for unused borrowing capacity of up to $131.2 million (after taking into account $11.3 million of undrawn letters of credit, $4.0 million of other availability reserves, and $45.0 million in outstanding borrowings under the Revolving Facility).

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

We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although the Second A/R Loan Agreement and the Indenture contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we will be able to make substantial restricted payments under certain circumstances.

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

We are a holding company and substantially all of our tangible assets are owned by our subsidiaries. As such, repayment of our indebtedness, to a certain degree, is dependent on the generation of cash flow by our subsidiaries (including any subsidiaries that are not guarantors) and their ability to make such cash available to us, by dividend, loan, debt repayment or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the terms of the Indenture and the Second A/R Loan Agreement limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

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

The Second A/R Loan Agreement and the Indenture impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and limit or prohibit our ability to, among other things:

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

The restrictive covenants in the Second A/R Loan Agreement also require us to maintain specified financial ratios and satisfy other financial condition tests in certain circumstances.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. In addition, an event of default under the Second A/R Loan Agreement would permit the lenders under our Revolving Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Revolving Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.

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

Our failure to comply with the covenants contained in the Second A/R Loan Agreement, the Indenture or any other indebtedness, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

The Revolving Facility contains certain covenants, including compliance with a fixed charge coverage ratio if our Availability (as defined in the Second A/R Loan Agreement) falls below a certain threshold. In addition, the Revolving Facility requires us to comply with various operational and other covenants. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” for a discussion of the financial covenants contained in the Second A/R Loan Agreement. Agreements governing our other indebtedness may also contain various covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay all obligations under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default. If we were required to repurchase any of our debt securities upon a change of control, we may not be able to refinance or restructure the payments on those debt securities. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the Second A/R Loan Agreement, the lenders thereunder could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against the collateral that secures the obligations under the Revolving Facility on a first-priority basis and secures the 2018 Notes on a second-priority basis. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the Indenture, the holders of the 2018 Notes could institute foreclosure proceedings against the collateral that secures the 2018 Notes on a first-priority basis and secures the obligations under the Revolving Facility on a second-priority basis. Any such actions could force us into bankruptcy or liquidation.

Moreover, the Second A/R Loan Agreement provides the lenders considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under the Revolving Facility will not take such actions during the term of that facility and, further, were they to do so, the resulting impact of such actions could materially and adversely impair our ability to make interest payments on the 2018 Notes, among other matters.

Common Stock Investment Risks

We do not intend to pay dividends on our common stock.

We have not declared or paid any dividends on our common stock to date, and we do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to reinvest all future earnings in the development and growth of our business.

In addition, our Second A/R Loan Agreement and the Indenture prohibit us from paying dividends and future loan agreements may also prohibit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock.

Our stock price may be volatile.

In recent years, the stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of specific companies. The market price of our common stock may fluctuate based on a number of factors, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2.    Properties

Facilities

Ready-mixed Concrete Segment

The table below lists our concrete plant facilities as of December 31, 2015.  We believe these plants are sufficient for our current needs. The volumes shown are the volumes each location produced in 2015.

	Owned			Leased			Volume (in thousands of cubic yards)
Locations	Fixed Standard	Volumetric	Portable	Fixed Standard	Portable	Total
California	18	—	2	2	—	22	1,944
New Jersey / New York / Washington, D.C.	32	—	—	4	—	36	1,695
Texas / Oklahoma	74	16	7	—	—	97	3,384
U.S. Virgin Islands	4	—	—	1		5	15
Total Ready-Mixed Concrete Segment	128	16	9	7	—	160	7,038

Aggregate Products Segment

The table below lists our aggregate facilities as of December 31, 2015.  The volumes shown are the volumes each location produced in 2015.

Locations	Owned	Leased	Total	Volume (in thousands of tons)
New Jersey	4	—	4	2,219
Texas / Oklahoma	4	4	8	2,366
U.S. Virgin Islands	2	—	2	103
Total Aggregate Products Segment	10	4	14	4,688

We produce crushed stone aggregates, sand and gravel, from 14 aggregates facilities located in Texas, Oklahoma, New Jersey and the U.S. Virgin Islands. We also own two aggregate quarries that are leased to third parties for which we receive a royalty based on the volume of product produced and sold from the quarries during the term of the lease. We sell aggregates produced from the 14 facilities in Texas, Oklahoma, New Jersey and the U.S. Virgin Islands for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets.  We produced approximately 4.7 million tons of aggregates in 2015, with Texas representing 51%, New Jersey representing 47%, and the U.S. Virgin Islands representing 2% of that total production. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability.

Other Non-Reportable Segments

In our other non-reportable segments, we own two lime slurry operations in Dallas / Ft. Worth, Texas; own one concrete block plant in the U.S. Virgin Islands; lease three aggregates distribution terminals in Brooklyn, New York; lease one industrial waterfront property which operates as a marine terminal and sales yard in the U.S. Virgin Islands; and lease one recycled aggregates facility in Queens, New York.

Equipment

As of December 31, 2015, we had a fleet of over 1,360 owned and leased drum mixer trucks, 119 owned volumetric mixer trucks, and over 1,325 other rolling stock and vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our owned drum mixer trucks is approximately ten years. The average age of our volumetric mixer trucks is approximately nine years.

For additional information related to our properties, see Item 1. Business of this report.

Item 3.    Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 22, “Commitments and Contingencies,” to our consolidated financial statements included in this report is incorporated by reference into this Item 3.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the ticker symbol “USCR.”

As of February 25, 2016, we had approximately 97 holders of record of our common stock and approximately 8,700 beneficial holders of our common stock.

The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock:

	2015		2014
	High	Low	High	Low
First Quarter	$34.24	$25.02	$28.64	$20.60
Second Quarter	$40.93	$32.58	$25.96	$22.38
Third Quarter	$57.57	$36.37	$26.93	$24.02
Fourth Quarter	$62.82	$45.03	$29.38	$21.48

We have not declared or paid any dividends since our formation and currently do not intend to pay dividends for the foreseeable future. Additional information concerning restrictions on our payment of cash dividends may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Item 7 of this report and Note 9, "Debt," to our consolidated financial statements included in this report, under the sub-headings "Senior Secured Credit Facility" and "Senior Secured Notes due 2018."

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

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
October 1, 2015 to October 31, 2015	189	$52.44	—	$45,176
November 1, 2015 to November 30, 2015	—	—	—	45,176
December 1, 2015 to December 31, 2015	53	59.71	—	45,176
Total	242	$54.03	—	$45,176

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock, since January 1, 2011 with the cumulative total returns of the Russell 2000 index and a peer group selected by the Company. The graph assumes that the value of the investment in the Company's common stock, Russell 2000 index and the peer group was $100 on January 1, 2011 and is calculated assuming the quarterly reinvestment of dividends as applicable. Our peer group is defined as Cemex, S.A.B. de C.V., Eagle Materials Inc., Martin Marietta Materials Inc. and Vulcan Materials Company.

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

Item 6.    Selected Financial Data

The following table provides selected condensed consolidated financial data for the periods shown (in thousands). The data has been derived from our audited consolidated financial statements. Our results are not necessarily indicative of future performance or results of operations. All of the data in the table should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in this report.

	2015	2014	2013	2012	2011
	(in thousands, except per share data)
FOR THE YEAR
Revenue	$974,717	$703,714	$598,155	$517,221	$428,036
Net income (loss) from continuing operations	$25,820	$21,575	$(18,273)	$(24,351)	$(7,925)
Loss from discontinued operations, net of taxes (1)	$(320)	$(993)	$(1,856)	$(1,388)	$(3,778)
Net income (loss)	$25,500	$20,582	$(20,129)	$(25,739)	$(11,703)
PER SHARE INFORMATION
Basic income (loss) per share:
Income (loss) from continuing operations	$1.83	$1.59	$(1.42)	$(2.00)	$(0.66)
Loss from discontinued operations, net of taxes	(0.02)	(0.07)	(0.14)	(0.11)	(0.31)
Net income (loss) per share - basic	$1.81	$1.52	$(1.56)	$(2.11)	$(0.97)
Diluted income (loss) per share:
Income (loss) from continuing operations	$1.66	$1.55	$(1.42)	$(2.00)	$(0.66)
Loss from discontinued operations, net of taxes	(0.02)	(0.07)	(0.14)	(0.11)	(0.31)
Net income (loss) per share - diluted	$1.64	$1.48	$(1.56)	$(2.11)	$(0.97)
POSITION AS OF END OF YEAR
Total assets	$712,902	$460,528	$413,990	$279,724	$269,654
Total debt	$281,749	$220,437	$214,144	$63,459	$61,086

(1) Our results for 2011 - 2013 have been recast to reflect our Pennsylvania precast operation as discontinued operations, as a result of its reclassification to held for sale effective as of December 31, 2014. We completed the sale of this operation in June 2015.

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

Our Business

We are a leading producer of ready-mixed concrete in select geographic markets in the United States. We operate our business through two primary segments: (i) ready-mixed concrete and (ii) aggregate products. The results of operations for our Pennsylvania precast operation, which was sold on June 2, 2015, have been included in discontinued operations for the periods presented.

Ready-mixed concrete. Our ready-mixed concrete segment (which represented 89.9% of our revenue for the year ended December 31, 2015) engages principally in the formulation, production and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, northern California, New Jersey, New York, Washington, D.C., Oklahoma, and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control, and customized delivery programs to meet our customers’ needs.

Aggregate products. Our aggregate products segment (which represented 3.5% of our revenue for the year ended December 31, 2015, excluding $26.2 million of intersegment sales) produces crushed stone, sand and gravel from 14 aggregates facilities located in New Jersey, Texas, Oklahoma, and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 4.7 million tons of aggregates during the year ended December 31, 2015, with Texas representing 51%, New Jersey representing 47%, and the U.S. Virgin Islands representing 2% of the total production. We consumed 50% of our aggregate production internally and sold 50% to third-party customers in 2015. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas, which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

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

From 2007 through 2011, construction slowed significantly, which resulted in a decline in the demand for ready-mixed concrete. However, construction and related demand for ready-mixed concrete has improved since 2011. For the year ended December 31, 2015, our ready-mixed concrete sales volume increased 23.6% to 7.0 million cubic yards from 5.7 million cubic yards for the year ended December 31, 2014. Sales volume for the year ended December 31, 2015 was up in all of our major markets, except west Texas, as compared to the year ended December 31, 2014 primarily due to increased construction activity and ready-mixed segment acquisitions completed in 2015 and 2014. Volume in our west Texas market has decreased slightly due to the decline in WTI prices. For the year ended December 31, 2015, we estimate that there was no direct impact and less than a 3.0% indirect impact on revenue in our Texas markets by the decline in WTI prices.

Total ready-mixed concrete revenue in all of our markets rose due to recent acquisitions and increased average selling price. Our consolidated average ready-mixed concrete sales prices rose 11.8% from 2014 to 2015, resulting in the 5th consecutive fiscal year of increased average selling prices. Higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during fiscal year 2015, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

Basis of Presentation

We operate our business in two reportable segments: (1) ready-mixed concrete and (2) aggregate products. Our ready-mixed concrete segment produces and sells ready-mixed concrete.  This segment serves the following principal markets: Texas, northern California, New York, New Jersey, Washington, D.C., Oklahoma, and the U.S. Virgin Islands. Our aggregate products segment sells crushed stone, sand and gravel products and serves north and west Texas, southern Oklahoma, New York, New Jersey, and the U.S. Virgin Islands markets in which our ready-mixed concrete segment operates.

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), gain (loss) on revaluation of contingent consideration, and gain (loss) on extinguishment of debt. Additionally, Adjusted EBITDA is adjusted for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

•	non-cash stock compensation expense;

•	corporate officer severance expense; and

•	acquisition-related professional fees.

We consider Adjusted EBITDA an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (i) internally measure our operating performance and (ii) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, net income or loss, is not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  See Note 19, "Business Segments," to our consolidated financial statements included in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before taxes.

In June 2015, we completed the sale of our one remaining precast concrete operation in Pennsylvania. This operation's assets and liabilities were classified as held for sale in the accompanying consolidated balance sheet effective as of December 31, 2014. The results of operations for our Pennsylvania precast operations are included in discontinued operations for the periods presented.

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

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Second A/R Loan Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory, mixer trucks and, after the occurrence of certain events, machinery (described below). While our working capital needs are typically at their lowest in the first quarter, our borrowing base also typically declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

Our availability under the Second A/R Loan Agreement at December 31, 2015 increased to $131.2 million from $109.8 million at December 31, 2014 under the 2013 Loan Agreement (as defined below), primarily due to increases in eligible accounts receivable and eligible truck balances as well as changes in the Second A/R Loan Agreement in November 2015 which increased the revolving commitments from $175.0 million to $250.0 million. These increases were partially offset by increased borrowings under the Revolving Facility. Borrowings outstanding under the Revolving Facility were $45.0 million as of December 31, 2015. We had no borrowings outstanding under the Revolving Facility as of December 31, 2014.

Our projection of our cash needs is based upon many factors, including without limitation, our forecasted volume, pricing, cost of materials and capital expenditures. Based on our projected cash needs, we believe that the Revolving Facility and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business, not including potential acquisitions. If, however, the Revolving Facility and our operating cash flows are not adequate to fund our operations, we would need to obtain an amendment to the Second A/R Loan Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets.

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and / or pricing, because of weakness in the markets in which we operate;

•	declines in gross margins due to shifts in our product mix or increases in the cost of our raw materials and fuel;

•	any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers; and

•	inclement weather beyond normal patterns that could affect our sales volumes.
The following key financial measurements reflect our financial position and capital resources as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
Cash and cash equivalents	$3,925	$30,202
Working capital	$(10,706)	$62,929
Total debt	$281,749	$220,437

Our cash and cash equivalents consist of highly liquid investments and deposits we hold at major financial institutions.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Senior Secured Notes due 2018

On November 22, 2013, we sold $200.0 million of 2018 Notes. We used a portion of the net proceeds from the 2018 Notes to repay all of the outstanding borrowings under the Revolving Facility and to redeem all our outstanding 9.5% senior secured notes due 2015 (the "2013 Notes").

The 2018 Notes are governed by the Indenture dated as of November 22, 2013, by and among the Company and U.S. Bank National Association, as trustee and noteholder collateral agent (the “Notes Collateral Agent”). We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

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

The 2018 Notes were issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its indirect wholly owned subsidiaries. The guarantees are joint and several, and there are no non-guarantor subsidiaries. U.S. Concrete, Inc. does not have any independent assets or operations. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan.

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

Senior Secured Credit Facility

On October 29, 2013, we entered into a Loan and Security Agreement (the "2013 Loan Agreement") with the Lenders and the administrative agent, which amended and restated our existing credit agreement and provides us with the Revolving Facility. On November 18, 2015, we entered into the Second A/R Loan Agreement which amended and restated the 2013 Loan Agreement. Among other things, the Second A/R Loan Agreement increased the revolving commitments from $175.0 million to $250.0 million and extended the maturity date to the earlier of (i) November 18, 2020 or (ii) sixty days prior to the maturity date of the 2018 Notes (if then outstanding) or the refinancing of debt thereof, as applicable. The Second A/R Loan Agreement also included an accordion feature that allows for increases in the total revolving commitments by as much as $100.0 million. Additionally, the applicable margin for each of the LIBOR loans and base rate loans was lowered so that, depending on the average availability under the Second A/R Loan Agreement, the applicable margin ranges from 1.25% to 1.75% for LIBOR loans and 0.00% to 0.50% for base rate loans. As of December 31, 2015, we had $45.0 million of outstanding borrowings on the Second A/R Loan Agreement. The weighted average interest rate for the Second A/R Loan Agreement was 1.77% as of December 31, 2015. As of December 31, 2014, we had no outstanding borrowings under the Revolving Facility. As of both December 31, 2015 and 2014, we had $11.3 million of undrawn standby letters of credit under the Revolving Facility.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and, after the occurrence of certain events, machinery, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the Second A/R Loan Agreement and discussed further below. Our availability under the Revolving Facility at December 31, 2015 increased to $131.2 million from $109.8 million at December 31, 2014. The Second A/R Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by Lenders of up to $25.0 million in excess of calculated borrowing base levels. The Second A/R Loan Agreement provides for swingline loans, up to a $15.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

Advances under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30 days interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus the Applicable Margin, as defined in the Second A/R Loan Agreement. The interest rate for LIBOR loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus the Applicable Margin, as defined in the Second A/R Loan Agreement. Issued and outstanding letters of credit are subject to a fee equal to the Applicable Margin, as defined in the Second A/R Loan Agreement, a fronting fee equal to 0.125% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit. Among other fees, we pay a commitment fee of either 0.25% or 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the Revolving Facility. The fee we pay is determined by whether the amount of the unused line is above or below 50% of the aggregate Revolver Commitments, as defined in the Second A/R Loan Agreement. The Applicable Margin ranges from 0.00% to 0.50% for base rate loans and from 1.25% to 1.75% for LIBOR loans, and is determined based on Average Availability for the most recent fiscal quarter, as defined in the Second A/R Loan Agreement.

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Advances under the Revolving Facility are limited by a borrowing base which is equal to the least of (a) the aggregate amount of Revolver Commitments minus the LC Reserve, the Senior Notes Availability Reserve, and the Tax Amount, all as defined in the Second A/R Loan Agreement, (b) the sum of (i) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) 90% of the product of (A) the net orderly liquidation value of inventory divided by the value of the inventory and (B) multiplied by the value of eligible inventory, and (iii) the sum of (x) (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks and machinery plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks and machinery that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks and machinery since the date of the latest appraisal of eligible trucks and machinery, plus (y) (A) 85% of the net orderly liquidation value of eligible machinery (as determined by the most recent appraisal), minus (B) 85% of the net orderly liquidation value of eligible machinery that have been sold since the date of the latest appraisal of eligible machinery, minus (C) 85% of the depreciation amount applicable to eligible machinery, minus the Availability Reserve, minus the Tax Amount; provided, notwithstanding anything herein to the contrary, in determining the Borrowing Base pursuant to this clause (b), the value of machinery shall only be included after a refinancing of, or amendment to, the 2018 Notes such that the Revolving Facility will have a first lien on machinery, and the Borrowing Base attributable to the eligible truck and eligible machinery shall not exceed the amount equal to thirty percent (30%) of the Borrowing Base as of such date of determination; or (c) the amount of a borrowing base set forth in the 2018 Notes, minus the greater of (i) $10.0 million and (ii) the amount equal to 5% of such borrowing base set forth in the 2018 Notes; provided however, in any event, clause (c) of the definition of borrowing base shall be permanently terminated if the 2018 Senior Notes have been amended or refinanced, in each case with the effect that the ABL cap amount in the applicable intercreditor agreement and/or the documentation governing such refinancing debt shall be no less than 110% of the aggregate Revolver Commitments (terms used in the foregoing description of borrowing base shall have the definitions provided in the Second A/R Loan Agreement). The administrative agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The Second A/R Loan Agreement contains usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the Second A/R Loan Agreement. The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement. For the trailing 12 month period ended December 31, 2015, our fixed charge coverage ratio was 3.58 to 1.0. As of December 31, 2015, we were in compliance with all covenants under the Second A/R Loan Agreement.

The Second A/R Loan Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, change of control, material money judgments and failure to maintain subsidiary guarantees.

The Second A/R Loan Agreement is secured by a first-priority lien on certain assets of the Company and our guarantors, including inventory (including as-extracted collateral), accounts receivable, certain specified mixer trucks, general intangibles

(other than collateral securing the 2018 Notes on a first-priority basis, as described above), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The Second A/R Loan Agreement is also secured by a second-priority lien on the collateral securing the 2018 Notes as defined below on a first-priority basis (see “Senior Secured Notes due 2018” above).

Other Debt

From 2013 through 2015, we signed a series of promissory notes with Daimler Truck Financial for the purchase of drum mixer trucks and other machinery and equipment totaling $25.3 million aggregate principal with fixed annual interest rates ranging from 2.50% to 3.18%, payable monthly for a term of five years. Also, from 2013 through 2015, we entered into lease agreements with various lenders for the purchase of mixer trucks and other machinery and equipment for a total commitment of $20.2 million, with fixed annual interest rates ranging from 2.60% to 4.80%, payable monthly for a term ranging from four to five years. The lease agreements include a one dollar buyout option at the end of the lease term. Accordingly, these financings have been classified as capital leases.

On August 31, 2010, we issued $55.0 million aggregate principal amount of 9.5% Convertible Notes due 2015 (the "Convertible Notes") pursuant to a subscription offering contemplated by our plan of reorganization (the "Plan").  Under the terms of the indenture governing the Convertible Notes, interest accrued at a rate of 9.5% per annum and was payable quarterly in cash in arrears. The notes matured and were paid on August 31, 2015. Concurrently with the issuance of the notes, we recorded a discount of approximately $13.6 million related to an embedded derivative that was bifurcated and separately valued (see Note 11, "Derivatives" to our consolidated financial statements included in this report). This discount was accreted over the term of the Convertible Notes and included in interest expense prior to the Conversion Event, as described below.

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

In accordance with the indenture governing the Convertible Notes, we provided a Conversion Event Notice, as defined in the indenture, to the remaining holders of Convertible Notes on June 18, 2013. Holders had until the close of business on August 2, 2013 (as defined in the indenture, the "Conversion Termination Date") to tender their Convertible Notes for shares of common stock. Prior to August 3, 2013, holders tendered $6.4 million of Convertible Notes and were issued 0.6 million shares of our common stock. As of August 3, 2013, the remaining Convertible Notes no longer include a conversion feature and ceased to accrue interest. Our remaining Convertible Notes of $0.1 million were repaid on August 31, 2015.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 9, "Debt," to our consolidated financial statements included in this report.
 Fair Value of Financial Instruments
Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt, other long-term obligations, and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. The fair value of our 2018 Notes was estimated to be $207.0 million and $209.0 million as of December 31, 2015 and 2014, respectively, based on broker / dealer quoted market prices. Our Convertible Notes were repaid on August 31, 2015.
The fair value of our warrants that were issued on August 31, 2010 (the "Warrants") was $67.4 million and $25.2 million at December 31, 2015 and 2014, respectively. The fair value of our contingent consideration obligations associated with acquisitions was $30.1 million at December 31, 2015 and $5.3 million at December 31, 2014. See (i) Note 11, "Derivatives," to our consolidated financial statements included in this report for further information regarding our derivative liabilities, (ii) Note 12, "Other Long-Term Obligations and Deferred Credits," regarding our contingent consideration obligations, (iii) Note 13, "Fair Value Disclosures," regarding our fair value disclosure and (iv) Note 15, "Warrants," regarding the Warrants.

Cash Flow

The net cash provided by or used in our operating, investing and financing activities is presented below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$104,261	$50,915	$24,180
Investing activities	(157,835)	(118,478)	(26,104)
Financing activities	27,297	(14,902)	109,840
Net (decrease) increase in cash	$(26,277)	$(82,465)	$107,916

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.

Net cash provided by operating activities was $104.3 million for the year ended December 31, 2015, compared to $50.9 million for the year ended December 31, 2014 and $24.2 million for the year ended December 31, 2013. Our cash provided by operating activities in 2015 was favorably impacted by our net income for the year of $25.5 million as well as the impact of significant non-cash expenses that were included in our 2015 net income; primarily $60.0 million of non-cash loss on derivative, $43.6 million of depreciation, depletion and amortization, and $5.8 million of non-cash stock compensation expense. Partially offsetting this was $37.4 million of deferred income tax benefit.

Our cash provided by operating activities in 2014 of $50.9 million was favorably impacted by our net income for the year of $20.6 million as well as the impact of significant non-cash expenses that were included in our 2014 net income; primarily $23.8 million of depreciation, depletion and amortization, $3.7 million of non-cash stock compensation expense, and $3.6 million of non-cash loss on derivative. Partially offsetting this was $4.9 million used to fund working capital changes.

Our cash provided by operating activities in 2013 was $24.2 million which was also favorably impacted by significant non-cash expenses included in our 2013 net loss; primarily $30.0 million of non-cash loss on derivative, $19.0 million of depreciation, depletion and amortization, $5.4 million of non-cash stock compensation expense, and $2.2 million of non-cash amortization of debt issuance costs, partially offset by $1.0 million of non-cash gain on extinguishment of debt, and $14.1 million used to fund working capital changes.

We used $157.8 million to fund investing activities in 2015, $118.5 million in 2014, and $26.1 million in 2013. During 2015, we paid $135.3 million to fund eight acquisitions compared to $89.6 million paid to fund nine acquisition in 2014 and $4.4 million paid to fund one acquisition in 2013. In addition, we paid $25.0 million in 2015 for purchases of plant improvements, plant equipment, drum mixer trucks, and other rolling stock compared to $32.6 million in 2014 and $20.0 million in 2013. Additionally, in 2015, we received $1.2 million related to the disposal of business units, primarily for the sale of assets in west Texas and the sale of our one remaining precast concrete operation in Pennsylvania. There were no proceeds from disposal of business units in 2014, and we paid $2.3 million in 2013 to Oldcastle Precast, Inc. and Jensen Enterprises, Inc., dba Jensen Precast related to the re-acquisition of certain assets and settlement of certain liabilities associated with the disposal of our California and Arizona precast operations in 2012.

Our net cash provided by financing activities was $27.3 million in 2015 compared to $14.9 million used in financing activities in 2014 and $109.8 million provided by financing activities in 2013. Financing activities in 2015 included $45.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we repaid $8.6 million of capital leases and notes used to fund capital expenditures, paid $6.3 million for the purchase of treasury shares related to our restricted stock grants, and made the second earn-out payment to the former owners of Bode Gravel Co. and Bode Concrete LLC (the "Bode Earn-out") for $2.3 million. Financing activities in 2014 included the repayment of $5.2 million of capital leases and notes used to fund capital expenditures, $4.8 million for the repurchase of our common stock under our share repurchase program, and $2.3 million for the first payment on the Bode Earn-out. Financing activities in 2013 included the proceeds from our $200.0 million 2018 Notes offering, net of related debt issuance costs, redemption of $61.1 million aggregate principal of our 2013 Notes, and repayment of existing borrowings under our Revolving Facility.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  For additional discussion on our operating leases, see Note 22, "Commitments and Contingencies," to our consolidated financial statements included in this report.

Commitments

The following are our contractual commitments associated with our indebtedness, lease obligations, and contingent consideration and deferred payment obligations related to our acquisitions as of December 31, 2015 (in millions):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal on debt	$281.7	$9.4	$263.4	$8.8	$0.1
Interest on debt (1)	53.5	18.2	35.1	0.2	—
Operating leases	65.6	13.5	23.2	10.7	18.2
Contingent consideration(2)	41.3	3.0	12.7	16.8	8.8
Deferred consideration payments (3)	10.6	4.9	4.8	0.3	0.6
Total	$452.7	$49.0	$339.2	$36.8	$27.7

(1)	Consists of estimated interest payments due under the 2018 Notes, capital leases, and other borrowings.

(2)
Consists of estimated fair value of contingent consideration obligations, including accretion, associated with acquisitions completed from 2012 through 2015. The fair value of estimated payouts is based on probability weighted assumptions related to the achievement of various contractual provisions. As more fully described in Note 13, "Fair Value Disclosures," to our consolidated financial statements, changes in the fair value of these obligations will occur prior to the final payment in 2021.

(3)	Consists of deferred consideration obligations, including accretion, associated with acquisitions completed in 2014 and 2015 with terms ranging from one to 10 years.

The following are our commercial commitments as of December 31, 2015 (in millions):

Other commercial commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit	$11.3	$11.3	$—	$—	$—
Performance bonds	16.4	4.8	11.6	—	—
Total	$27.7	$16.1	$11.6	$—	$—

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above:  accrued employment costs, income tax contingencies, insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.  As of December 31, 2015, the total unrecognized tax benefit related to uncertain tax positions was $4.1 million.  We believe it is unlikely a reduction in our uncertain tax positions will occur within the next 12 months.

Acquisitions

On February 23, 2015, we acquired the equity of Right Away, located in Oakland, California. The purchase price was $18.0 million in cash, plus closing adjustments of $0.8 million, final working capital adjustments of $1.1 million, and potential future earn-out payments of up to $6.0 million based on the achievement of certain defined annual volume thresholds over a six-year period (the "Right Away Earn-out"). We funded the purchase with cash on hand. The acquisition included four ready-mixed concrete facilities, 49 mixer trucks and a fleet of transfer trucks used to transport cement and aggregates. The acquisition expanded our business in our existing northern California market.

On April 1, 2015, we acquired the equity of Ferrara Bros., located in New York, New York. We acquired the equity of Ferrara Bros. for $45.0 million in cash, approximately 442,000 shares of our common stock, calculated in accordance with the terms of the share purchase agreement ("SPA"), and valued at approximately $15.1 million on the date of issuance, less final working capital adjustments of $0.9 million, plus potential incentive awards in the form of equity of up to $35.0 million based on the achievement of certain EBITDA thresholds, as defined in the SPA, over a four-year period beginning in 2017 ("Ferrara Bros. Contingent Consideration"). We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. Ferrara Bros. operates six ready-mixed concrete plants at its four facilities in New York and New Jersey and a fleet of 89 mixer trucks. The acquisition expanded our presence in the New York metropolitan market and allows us to more effectively serve construction projects in Manhattan.

On May 21, 2015, we acquired the equity of Colonial, located in Newark, New Jersey. The purchase price was $15.0 million in cash, plus closing adjustments of $0.2 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included four ready-mixed concrete plants at three locations and a fleet of approximately 40 mixer trucks. The acquisition expanded our business in the New York metropolitan and northern New Jersey markets.

On May 29, 2015, we acquired the assets of DuBrook, located in Chantilly, Virginia, part of the greater Washington, D.C. metropolitan area. The purchase price was $11.5 million in cash, plus potential future earn-out payments based on volumes sold over a four-year period (the "DuBrook Earn-out"). The DuBrook Earn-out payments are not capped; however, we do not expect total payments to be in excess of $1.0 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included three ready-mixed concrete plants and a fleet of 42 mixer trucks. The purchase of these assets expanded our existing business in the Washington, D.C. metropolitan area.

On September 24, 2015, we acquired Wantage reserves, a site development quarry including an 80 acre quarry along with mining rights to an additional 77 acres of land located in Hamburg, New Jersey, from Bicsak Brothers Realty, LLC and Wantage Stone, LLC. We have operated the Wantage quarry under a lease agreement since October 2014. The purchase price was $15.2 million in cash plus deferred payments of $3.0 million payable over a three-year period. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. This acquisition expanded our aggregates operations in our New York and New Jersey markets.

On October 27, 2015, we acquired the equity of Heavy, a vertically integrated ready-mixed concrete producer located in the U.S. Virgin Islands. We acquired the equity of Heavy for $21.7 million in cash, less purchase adjustments of $0.8 million, plus deferred payments of $5.0 million, which will be paid over a two year period. We funded the purchase through a combination of cash on hand and borrowings on our Revolving Facility. Heavy operates four ready-mixed concrete plants, a fleet of 32 mixer trucks, and two quarries. Heavy also leases an industrial waterfront property that it utilizes as a marine terminal and sales yard. This acquisition expands our ready-mixed concrete and aggregates operations into new markets in the Caribbean islands.

During the year ended December 31, 2015, we also completed two other individually immaterial acquisitions comprised of two sand and gravel operations near Vernon, Texas and Waurika, Oklahoma and a ready-mixed concrete operation in the U.S. Virgin Islands. The aggregate consideration paid consisted of $12.9 million in cash and $1.9 million in deferred payments payable within ten years. We funded these purchases through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition of these assets expanded our business in our existing markets and the Caribbean markets.

Divestitures

Sale of Pennsylvania Precast Operations

On June 2, 2015, we completed the sale of substantially all of our assets associated with our one remaining precast concrete operation in Pennsylvania. We sold the operation's fixed assets and inventory for net proceeds of $0.3 million in cash and a promissory note of $1.2 million, net of a $0.1 million discount, and recorded a pre-tax loss on the transaction of $0.2 million. The pre-tax loss is included in discontinued operations in the accompanying condensed consolidated statements of operations. This sale represented the final divestiture of the Company's owned assets related to precast concrete operations, which were classified as held for sale as of December 31, 2014.

For additional discussion on our acquisitions and divestitures, see Note 2, "Acquisitions and Dispositions" to our consolidated financial statements included in this report.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth selected historical statement of operations information and that information as a percentage of revenue for each of the periods indicated, as well as the increase or decrease from the prior year in dollars and percent.

	(amounts in thousands, except selling prices)
	Years Ended December 31,				Increase / (Decrease)
	2015		2014		$	%
Revenue	$974,717	100.0%	$703,714	100.0%	$271,003	38.5%
Cost of goods sold before depreciation, depletion and amortization	768,839	78.9	573,318	81.5	195,521	34.1
Selling, general and administrative expenses	87,978	9.0	61,850	8.8	26,128	42.2
Depreciation, depletion and amortization	43,570	4.5	23,849	3.4	19,721	82.7
Loss on revaluation of contingent consideration	932	0.1	—	—	932	NM
Gain on sale of assets, net	(468)	0.0	(625)	(0.1)	(157)	(25.1)
Income from operations	73,866	7.6	45,322	6.4	28,544	63.0
Interest expense, net	(21,734)	(2.2)	(20,431)	(2.9)	1,303	6.4
Derivative loss	(60,016)	(6.2)	(3,556)	(0.5)	56,460	NM
Gain on early extinguishment of debt	—	—	11	—	(11)	(100.0)
Other income, net	3,569	0.4	2,385	0.3	1,184	49.6
Income (loss) from continuing operations before income taxes	(4,315)	(0.4)	23,731	3.4	(28,046)	(118.2)
Income tax (benefit) expense	(30,135)	(3.1)	2,156	0.3	(32,291)	NM
Income from continuing operations	25,820	2.6	21,575	3.1	4,245	19.7
Loss from discontinued operations, net of taxes	(320)	0.0	(993)	(0.1)	(673)	(67.8)
Net income	$25,500	2.6%	$20,582	2.9%	$4,918	23.9%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$123.98		$110.85		$13.13	11.8%
Sales volume in cubic yards	7,038		5,696		1,342	23.6%
Aggregates Data:
Average selling price per ton	$10.54		$9.40		$1.14	12.1%
Sales volume in tons	4,919		4,650		269	5.8%

Revenue. Our 2015 total revenue grew by $271.0 million, or 38.5%, from $703.7 million in 2014 to $974.7 million in 2015, primarily due to increased sales of ready-mixed concrete. We estimate that approximately $215.9 million, or 79.7%, of our 2015 revenue increase was the result of acquisitions completed during 2014 and 2015. Ready-mixed concrete sales rose $243.8 million, or 38.5%, from $632.8 million in 2014 to $876.6 million in 2015, driven by a 23.6% increase in volume and an 11.8% increase in our average selling price. Sales of aggregates rose to $60.4 million in 2015 from $52.6 million in 2014, an increase of $7.8 million, or 14.9%, due to a 12.1% increase in average selling price and a 5.8% increase in volume. Other product revenues and eliminations, which includes our building materials, aggregate distribution, aggregate recycling, lime slurry, hauling business, concrete block, and eliminations of our intersegment sales, increased by $19.3 million, or 105.6%, to $37.6 million in 2015 from $18.3 million in 2014, primarily due to the addition of the aggregates distribution business in the fourth quarter of 2014.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before depreciation, depletion and amortization ("DD&A"), increased $195.5 million, or 34.1%, from $573.3 million in 2014 to $768.8 million in 2015. Our costs were higher primarily due to volume growth in our two segments - ready-mixed concrete and aggregates - resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our raw material costs also increased as a result of higher cement and aggregate prices; however, we were generally able to pass these increases on to our customers. Our plant fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, and plant management, increased over the prior year due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in 2014. As a percentage of revenue, cost of goods sold before DD&A decreased to 78.9% in 2015 from 81.5% in 2014, as we were able to achieve greater efficiencies from our increased sales volume.

Selling, general and administrative expenses.  Selling, general and administrative, ("SG&A"), expenses increased $26.1 million, or 42.2%, in 2015 from $61.9 million in 2014 to $88.0 million in 2015.  Approximately $16.7 million of this increase was attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. In addition, we incurred $1.2 million in higher corporate legal and professional fees related to our acquisitions and divestitures and $3.8 million in higher non-cash stock and incentive compensation expense. The increase in non-cash stock compensation expense was primarily due to the increase in the fair value of awards granted in 2015. The remainder of the increase was primarily attributable to corporate-related personnel and other general expenses to support our growth initiatives. As a percentage of total revenue, SG&A expenses increased to 9.0% in 2015 from 8.8% in 2014.

Depreciation, depletion and amortization.  DD&A expense for 2015 increased $19.7 million, or 82.7%, to $43.6 million from $23.8 million in 2014, primarily reflecting depreciation on additional plants, equipment and mixer trucks purchased to service demand and acquired through recent acquisitions as well as incremental intangible amortization expense of $9.1 million related to our acquisitions.

Loss on revaluation of contingent consideration. We recorded a non-cash loss on revaluation of contingent consideration of $0.9 million related to the fair value changes in contingent consideration associated with certain of our acquisitions in 2015. The key inputs in determining the fair value of our contingent consideration of $0.9 million in 2015 include discount rates ranging from 3.50% to 15.75%, a forecasted average of WTI prices from December 8, 2014 through December 7, 2016 from quoted sources, and management's estimates of future sales volumes and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each quarterly period. The non-cash loss from fair value changes in contingent consideration in 2015 was primarily due to accretion of interest for the passage of time as well as changes in the probability-weighted assumptions related to the achievement of sales volumes partially offset by the decline in WTI prices. We had no gain or loss on revaluation of contingent consideration during 2014.

Income from operations. Income from operations rose $28.5 million to $73.9 million in 2015 from $45.3 million in 2014. Increased ready-mixed concrete revenue driven by higher volume and pricing resulted in efficiencies that led to improvements in income from operations as a percentage of revenue, which we refer to as operating margins. In addition, we estimate that approximately $12.5 million, or 43.9%, of our increase in income from operations was attributable to 2015 and 2014 acquisitions. Operating margins increased to 7.6% for 2015 compared to 6.4% for 2014.

Interest expense, net.  Net interest expense increased by $1.3 million, or 6.4%, to $21.7 million in 2015 from $20.4 million in 2014, primarily related to interest on our Revolving Facility borrowings in 2015.

Derivative loss. For the 2015 period, we recorded a non-cash loss on derivative of $60.0 million related to fair value changes in our Warrants. All derivatives are required to be recorded on the balance sheet at their fair value in accordance with U.S. GAAP. Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss for the period. The key inputs in determining the fair value of our derivative liabilities of $67.4 million at December 31, 2015 include our stock price, stock price volatility, and risk-free interest rates. Changes in these inputs impact the fair value of our derivative liability and result in income or loss each quarterly period.

The non-cash loss from fair value changes in the Warrants for the 2015 period was primarily due to an increase in the price of our common stock and changes in our stock price volatility.

Other income, net. Other income for the 2015 period was $3.6 million compared to $2.4 million for the 2014 period. The increase from 2014 was primarily due to $0.5 million of additional income in 2015 from state and local tax incentive programs and $0.4 million for an insurance settlement.

Income tax (benefit) expense.  We recorded an income tax benefit allocated to continuing operations of approximately $30.1 million for the year ended December 31, 2015 and an income tax expense of approximately $2.2 million for the year ended December 31, 2014. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets in 2014 and increased the recognized benefit in 2015 due to its reversal.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss) which resulted in recording income tax expense in certain states that experience a pre-tax loss.

As of each reporting date, management considers all new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2015, we achieved a history of positive pre-tax income and anticipate significant additional future pre-tax income to be generated in part from our recently acquired businesses, which will result in higher U.S. Federal taxable income. For these reasons, management determined that sufficient positive evidence existed as of December 31, 2015 to conclude that it is more likely than not that additional deferred taxes of $29.5 million are realizable, and therefore, reversed a majority of the valuation allowance accordingly.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of December 31, 2015 and 2014 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax asset as of December 31, 2015 was $30.9 million and our total net deferred tax liability as of December 31, 2014 was $4.5 million.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense or benefit to continuing operations due to current income (loss) from discontinued operations. We recorded an income tax benefit of approximately $30.1 million and an income tax expense of approximately $2.2 million in income from continuing operations for the years ended December 31, 2015 and 2014, respectively. We recorded a tax benefit of $0.2 million and tax expense of $0.2 million, allocated to discontinued operations for the years ended December 31, 2015 and 2014, respectively. The income tax amounts for continuing operations referred to above include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the years ended December 31, 2015 and 2014 nets to $0.

Under U.S. tax law, we have elected to treat our U.S. Virgin Island subsidiaries as controlled foreign corporations. As such, we consider the undistributed earnings of our U.S. Virgin Island subsidiaries as of December 31, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $0.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We reorganized pursuant to Chapter 11 of the bankruptcy code under the terms of our Plan, with an effective date of August 31, 2010. Under our Plan, our previously outstanding 8.375% Senior Subordinated Notes due 2014 were cancelled, giving rise to cancellation of indebtedness income ("CODI").  The Internal Revenue Code ("IRC"), provides that CODI arising under a plan of bankruptcy reorganization is excludible from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Our CODI and required tax attribute reduction did not cause a significant change in our recorded deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance in prior years.

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

Loss from discontinued operations, net of taxes.  The results of operations for our sold precast units located in California, Arizona, and Pennsylvania, have been included in discontinued operations for all periods presented. During 2015, we recorded a pre-tax loss of $0.2 million related to the sale of fixed assets and inventory for our Pennsylvania precast operation. During 2014, we completed the sale of our remaining owned assets related to our California precast operations disposed of in 2012. We sold land and a building for net proceeds of $1.5 million in cash and recorded a pre-tax gain on the transaction of $0.6 million. Also in 2014, we recorded an impairment loss on long-lived assets of $0.9 million related to our Pennsylvania precast concrete operation as the carrying value exceeded the net realizable value of the related long-lived assets.

Segment information

For a discussion of our segments and segment Adjusted EBITDA, see "Basis of Presentation", under this Item 7, earlier in this report. For a discussion and reconciliation of our segment Adjusted EBITDA, see Note 19, "Business Segments," to our consolidated financial statements in this report.

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Years Ended December 31,		Increase / (Decrease)
	2015	2014	$ or cubic yards, as applicable	%

Ready-mixed Concrete Segment:
Revenue	$876,633	$632,787	$243,846	38.5%
Segment revenue as a percentage of total revenue	89.9%	89.9%
Adjusted EBITDA	$131,940	$84,706	$47,234	55.8%
Adjusted EBITDA as a percentage of segment revenue	15.1%	13.4%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$123.98	$110.85	$13.13	11.8%
Sales volume in thousands of cubic yards	7,038	5,696	1,342	23.6%

Revenue. Our ready-mixed concrete sales provided 89.9% of our total revenue in 2015 and 2014. Segment revenue for 2015 rose $243.8 million, or 38.5%, over 2014 levels. We estimate that approximately $188.6 million of this increase, or 77.3%, was due to segment acquisitions during 2014 and 2015. The 2015 revenue increase was driven primarily by a 23.6% increase in sales volume, or 1.3 million cubic yards. Increased volume provided $148.8 million, or 61.0%, of our ready-mixed concrete revenue growth. Our sales volume was higher in all of our major markets, except west Texas, due to increased construction activity and recent acquisitions. Volume in our west Texas market decreased slightly due to the decline in WTI prices. However, total revenue was higher in all our major markets, primarily due to higher average selling price and the impact of recent acquisitions. Our ready-mixed concrete average selling price per cubic yard increased approximately 11.8% during 2015 as compared to 2014. Increased selling price contributed approximately $92.4 million, or 37.9%, of our revenue growth. Our average selling price increased in all of our markets.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose from $84.7 million in 2014 to $131.9 million in 2015, an increase of $47.2 million, or 55.8%. We estimate that approximately $24.4 million, or 51.7%, of our 2015 Adjusted EBITDA increase resulted from our 2014 and 2015 segment acquisitions. Driving the growth in Adjusted EBITDA was a 23.6% increase in sales volume plus an 11.8% increase in our average selling price, which resulted in $243.8 million in higher revenue. Partially offsetting the growth in revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily raw material costs, labor and benefits costs, utilities, and delivery costs, were all higher primarily due to the increased volume. We also saw higher raw materials prices from our vendors during 2015, which increased our cost of goods sold for 2015. However, we were generally able to pass these price increases along to our customers. Our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, increased during 2015 due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenues rose to 15.1% in 2015 from 13.4% in the 2014 period, reflecting primarily the higher revenues and greater efficiencies.

Aggregate products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Years Ended December 31,		Increase / (Decrease)
	2015	2014	$ or tons, as applicable	%

Aggregate Products Segment:
Revenue	$60,439	$52,618	$7,821	14.9%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.5%	4.5%
Adjusted EBITDA	$14,996	10,549	$4,447	42.2%
Adjusted EBITDA as a percentage of segment revenue	24.8%	20.0%

Aggregates Data:
Average selling price per ton	$10.54	$9.40	$1.14	12.1%
Sales volume in thousands of tons	4,919	4,650	269	5.8%

Revenue.  Sales of our aggregate products, excluding intersegment sales of $26.2 million, provided 3.5% of our total revenue in 2015, compared to 4.5%, excluding intersegment sales of $21.0 million, in 2014. Segment revenue rose $7.8 million, or 14.9%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 43.4% of our 2015 aggregates sales, or $26.2 million, were to our ready-mixed concrete segment, versus 39.8%, or $21.0 million, in 2014. Contributing to our overall aggregates revenue growth was an increase in our average selling price of 12.1%, which provided approximately $5.6 million, or 71.7%, of our increase in aggregates revenue. Our volume rose 0.3 million tons, which provided approximately $2.5 million, or 32.3%, of our aggregates revenue increase. Freight charges to deliver the aggregates to the external customer, as well as other charges, all of which are included in revenue, decreased approximately $0.5 million during 2015 as compared to 2014, offsetting our aggregates revenue growth by 5.8%.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment increased to $15.0 million in the 2015 period from $10.5 million in the 2014 period, primarily reflecting the higher sales volume and higher average selling price, partially offset by the related higher cost of goods sold associated with the increased volume. Our variable costs associated with cost of goods sold, which includes quarry labor and benefits, utilities, repairs and maintenance, pit costs to prepare the stone and gravel for use, and delivery costs, all rose due to the higher sales volumes. Our quarry fixed costs, which include primarily property taxes, equipment rental, and plant management costs, were higher compared to the previous year, primarily due to operating costs associated with one quarry that commenced production during the fourth quarter of 2014 as well as three additional quarries that commenced production during 2015. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 24.8% in 2015 from 20.0% in 2014, primarily due to the increase in revenue and increased efficiencies.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth selected historical statement of operations information and that information as a percentage of revenue for each of the periods indicated, as well as the increase or decrease from the prior year in dollars and percent.

	(amounts in thousands, except selling prices)
	Years Ended December 31,				Increase / (Decrease)
	2014		2013		$	%
Revenue	$703,714	100.0%	$598,155	100.0%	$105,559	17.6%
Cost of goods sold before depreciation, depletion and amortization	573,318	81.5	498,660	83.4	74,658	15.0
Selling, general and administrative expenses	61,850	8.8	59,424	9.9	2,426	4.1
Depreciation, depletion and amortization	23,849	3.4	18,868	3.2	4,981	26.4
Gain on sale of assets, net	(625)	(0.1)	(232)	—	393	169.4
Income from operations	45,322	6.4	21,435	3.6	23,887	111.4
Interest expense, net	(20,431)	(2.9)	(11,332)	(1.9)	9,099	80.3
Derivative loss	(3,556)	(0.5)	(29,964)	(5.0)	(26,408)	(88.1)
Gain on early extinguishment of debt	11	—	985	0.2	(974)	(98.9)
Other income, net	2,385	0.3	1,771	0.3	614	34.7
Income (loss) from continuing operations before income taxes	23,731	3.4	(17,105)	(2.9)	40,836	238.7
Income tax expense	2,156	0.3	1,168	0.2	988	84.6
Net income (loss) from continuing operations	21,575	3.1	(18,273)	(3.1)	39,848	218.1
Loss from discontinued operations, net of taxes	(993)	(0.1)	(1,856)	(0.3)	(863)	(46.5)
Net income (loss)	$20,582	2.9%	$(20,129)	(3.4)%	$40,711	202.3%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$110.85		$104.03		$6.82	6.6%
Sales volume in cubic yards	5,696		5,225		471	9.0%
Aggregates Data:
Average selling price per ton	$9.40		$8.84		$0.56	6.3%
Sales volume in tons	4,650		3,597		1,053	29.3%

Revenue. Our 2014 total revenue grew by $105.6 million, or 17.6%, from $598.2 million in 2013 to $703.7 million in 2014, primarily due to increased sales of ready-mixed concrete. We estimate that approximately $16.6 million, or 15.7%, of our 2014 revenue increase was the result of acquisitions completed during 2014. Ready-mixed concrete sales rose $87.5 million, or 16.0%, from $545.3 million in 2013 to $632.8 million in 2014, driven by a 9.0% volume increase and a 6.6% increase in our average selling price. Sales of aggregates rose to $52.6 million in 2014 from $38.2 million in 2013, an increase of $14.4 million, or 37.7%, due to a 29.3% increase in volume and a 6.3% increase in average selling price. Other product revenues and eliminations, which includes our building materials, aggregates distribution, lime slurry, hauling business, and eliminations of our intersegment sales, increased by $3.7 million, or 25.1%, to $18.3 million in 2014 from $14.6 million in 2013, primarily due to the addition of the aggregates distribution business in the fourth quarter of 2014.

Cost of goods sold before depreciation, depletion and amortization. Cost of goods sold before DD&A, increased $74.7 million, or 15.0%, from $498.7 million in 2013 to $573.3 million in 2014. Our costs were higher primarily due to volume growth in our two segments - ready-mixed concrete and aggregates - resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our material costs also increased as a result of higher cement and aggregate prices; however, we were generally able to pass these increases on to our customers. Our plant fixed costs, which primarily consists of leased equipment costs, property taxes, dispatch costs, and plant management, increased over the prior year due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in 2013. As a percentage of revenue, cost of goods sold before DD&A decreased to 81.5% in 2014 from 83.4% in 2013, as we were able to achieve greater efficiencies from our increased sales volume.

Selling, general and administrative expenses.  SG&A expenses increased $2.4 million, or 4.1%, in 2014 from $59.4 million in 2013 to $61.9 million in 2014.  Our increased 2014 SG&A costs primarily resulted from $2.9 million in higher bonus accruals and $1.8 million in higher legal and professional fees related to our acquisitions and divestitures. These increases were partially offset by a $1.8 million decrease in non-cash stock compensation expense. Non-cash stock compensation expense in 2013 included compensation expense resulting from achievement of the performance goal associated with delivery of a Conversion Event Notice (as defined in the indenture governing the Convertible Notes), which occurred on June 18, 2013, triggering the conversion of certain previously vested incentive restricted stock units to common shares. No compensation expense had previously been recognized for these grants, as achievement of the performance goal was not considered probable. Additional non-cash stock compensation expense was recorded in 2013 associated with certain restricted stock units that were contingent upon shareholder approval of the plan under which they were granted. The approval was obtained in May 2013. Furthermore, in 2013, we incurred $0.5 million of corporate relocation expenses. No such expenses were incurred in 2014.  As a percentage of total revenue, SG&A expenses decreased to 8.8% in 2014 from 9.9% in 2013.

Gain on sale of assets. We recorded a gain on sale of assets of $0.6 million in 2014 versus $0.2 million in 2013. Our gain on sale of assets in 2014 and 2013 included sales of excess vehicles and equipment.

Depreciation, depletion and amortization.  DD&A expense for 2014 increased $5.0 million, or 26.4%, to $23.8 million from $18.9 million in 2013, primarily reflecting depreciation on additional plants, equipment, and mixer trucks purchased to service demand.

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

Derivative loss. For the 2014 period, we recorded a non-cash loss on derivatives of $3.6 million related to fair value changes in our Warrants.  All derivatives are required to be recorded on the balance sheet at their fair values in accordance with U.S. GAAP.  Each quarter, we determine the fair value of our derivative liabilities and any changes result in income or loss for the period. The key inputs in determining the fair value of our derivative liabilities of $25.2 million at December 31, 2014 include our stock price, stock price volatility, and risk-free interest rates. Changes in these inputs impact the fair value of our derivative liability and result in income or loss each quarterly period.

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

Gain (loss) on extinguishment of debt. In 2013, we recorded a net $1.0 million non-cash gain on extinguishment of debt. This consisted of $4.3 million of non-cash gain related to the Exchange Offer of our Convertible Notes that were exchanged for 2013 Notes in March 2013, $1.7 million in non-cash loss associated with the Conversion Event, and $1.6 million in non-cash loss associated with the subsequent extinguishment of our 2013 Notes following receipt of the proceeds of our 2018 Notes offering.

Other income, net. Other income for the 2014 period was $2.4 million compared to $1.8 million for the 2013 period. The increase from 2013 was primarily due to $0.3 million of additional income in 2014 from state and local tax incentive programs and $0.1 million from higher finance charge income received from our customers in 2014.

Income tax expense.  We recorded income tax expense allocated to continuing operations of approximately $2.2 million and $1.2 million for the years ended December 31, 2014 and December 31, 2013, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets.  In addition, certain state income taxes are calculated on bases different than pre-tax income (loss) which resulted in recording income tax expense in certain states that experience a pre-tax loss.

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

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense or benefit to continuing operations due to current income (loss) from discontinued operations. We recorded tax expense of $2.2 million and $1.2 million in income from continuing operations for the years ended December 31, 2014 and 2013, respectively. We recorded tax expense of $0.2 million, allocated to discontinued operations for the year ended December 31, 2014 and a tax benefit of less than $0.1 million allocated to discontinued operations for the year ended December 31, 2013. The income tax amounts for continuing operations referred to above include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the years ended December 31, 2014 and 2013 nets to $0.

Loss from discontinued operations.  The results of operations for our sold precast units located in Pennsylvania, California, and Arizona, have been included in discontinued operations for 2014 and 2013. During 2014, we completed the sale of our remaining owned assets related to our California precast operations disposed of in 2012. We sold land and a building for net proceeds of $1.5 million in cash and recorded a pre-tax gain on the transaction of $0.6 million. Also in 2014, we recorded an impairment loss on long-lived assets of $0.9 million related to our Pennsylvania precast concrete operation as the carrying value exceeded the net realizable value of the related long-lived assets. During 2013, pursuant to the terms of the related asset purchase agreements, we paid Oldcastle Architectural, Inc. and Jensen Enterprises, Inc. $1.9 million and $0.5 million, respectively, related to the reacquisition of certain uncollected receivables and settlement of certain accrued liabilities. Of these amounts, a total of $0.7 million was included as a charge to discontinued operations for 2013.

Segment information

For a discussion of our segments and segment Adjusted EBITDA, see "Basis of Presentation", under this Item 7, earlier in this report. For a discussion and reconciliation of our segment Adjusted EBITDA, see Note 19, "Business Segments," to our consolidated financial statements in this report.

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Years Ended December 31,		Increase / (Decrease)
	2014	2013	$ or cubic yards, as applicable	%

Ready-mixed Concrete Segment:
Revenue	$632,787	$545,302	$87,485	16.0%
Segment revenue as a percentage of total revenue	89.9%	91.2%
Adjusted EBITDA	$84,706	$58,583	$26,123	44.6%
Adjusted EBITDA as a percentage of segment revenue	13.4%	10.7%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$110.85	$104.03	$6.82	6.6%
Sales volume in thousands of cubic yards	5,696	5,225	471	9.0%

Revenue. Our ready-mixed concrete sales provided 89.9% of our total revenue in 2014, versus 91.2% in 2013.  Segment revenue for 2014 rose $87.5 million, or 16.0%, over 2013 levels. We estimate that approximately $11.7 million of this increase, or 13.4%, was due to segment acquisitions during 2014. The 2014 revenue increase was driven primarily by a 9.0% increase in sales volume, or 0.5 million cubic yards. We estimate that approximately 20.0% of our volume increase was due to 2014 acquisitions. Increased volume provided $48.9 million, or approximately 55.9%, of our ready-mixed concrete revenue growth. We also experienced an approximate 6.6% increase in our ready-mixed concrete average selling price per cubic yard during 2014 as compared to 2013. Increased selling price contributed $38.6 million, or 44.1%, of our revenue growth. Our sales volume was higher in our Texas, New York, and New Jersey markets due to increased construction activity. Volume in our northern California market was down slightly during 2014 as compared to 2013 partially due to significant lost weather days in December 2014 due to rain. However, overall revenue in our northern California market rose due to increased average selling price. We also saw a volume decline in our Washington, D.C. market due primarily to the timing of certain projects, partially offset by increased average selling price. Our average selling price increased in all of our markets.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose from $58.6 million in 2013 to $84.7 million in 2014, an increase of $26.1 million, or 44.6%. We estimate that approximately $1.6 million, or 6.1%, of our 2014 Adjusted EBITDA increase resulted from our 2014 segment acquisitions. Driving the growth in Adjusted EBITDA was a 9.0% increase in sales volume plus a 6.6% increase in our average selling price, which resulted in $87.5 million in higher revenue. Partially offsetting the growth in revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due to the higher volume. We also saw higher raw materials prices from our vendors during 2014, which increased our cost of goods sold for 2014. However, we were generally able to pass these price increases along to our customers. Our fixed plant costs, which consist primarily of property taxes, equipment rental, and plant management costs, increased during 2014 due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue rose to 13.4% in 2014 from 10.7% in the 2013 period, reflecting primarily the higher revenues and greater efficiencies.

Aggregate products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices)
	Year Ended December 31,		Increase / (Decrease)
	2014	2013	$ or tons, as applicable	%

Aggregate Products Segment:
Revenue	$52,618	$38,213	$14,405	37.7%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	4.5%	3.6%
Adjusted EBITDA	$10,549	$7,192	$3,357	46.7%
Adjusted EBITDA as a percentage of segment revenue	20.0%	18.8%

Aggregates Data:
Average selling price per ton	$9.40	$8.84	$0.56	6.3%
Sales volume in thousands of tons	4,650	3,597	1,053	29.3%

Revenue.  Sales of our aggregate products, excluding intersegment sales of $21.0 million, provided 4.5% of our total revenue in 2014, compared to 3.6%, excluding intersegment sales of $16.5 million, in 2013. Segment revenue rose $14.4 million, or 37.7%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 39.8% of our 2014 aggregates sales, or $21.0 million, were to our ready-mixed concrete segment, versus 43.2%, or $16.5 million, in 2013. Contributing to our overall aggregates revenue growth was an increase in volume of 1.1 million tons, which provided $9.3 million, or 64.6%, of our aggregates revenue increase. Our average selling price rose 6.3%, which provided $2.6 million, or 18.1%, of our increase in aggregates revenue. In addition, freight charges to deliver the aggregates to the external customer, as well as other charges, all of which are included in revenue, increased $2.4 million during 2014 and contributed 16.7% to our aggregates revenue growth.

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

Goodwill

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment.  We generally test for goodwill impairment in the fourth quarter of each year, using a two-step process, which requires us to make certain judgments and assumptions in our calculations. The first step of the process involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value. We estimate fair value using an equally weighted combination of discounted cash flows and multiples of invested capital to EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of invested capital to EBITDA are calculated using a weighted average of two selected 12 month periods results by reporting unit compared to the enterprise value of the Company, which is determined based on the combination of the market value of our common stock and total outstanding debt. If the fair value exceeds the carrying value, the second step is not performed and no impairment is recorded. If however, the fair value is below the carrying value, a second step is performed to calculate the amount of the impairment by measuring the goodwill at an implied fair value. We completed our annual assessment of impairment during the fourth quarter of 2015 for those units with goodwill as of October 1, 2015, and there was no impairment. In the absence of any evidence to the contrary, we consider goodwill resulting from acquisitions in the fourth quarter of 2015 to be recorded at fair value and not impaired, as the arm's length transactions that generated the goodwill were completed at a market rate. Our fair value estimates were determined using estimates and assumptions we believed to be reasonable at the time. Changes in those assumptions or estimates could impact the calculated fair value of the reporting units. See Note 4, "Goodwill and Intangible Assets, Net," to our consolidated financial statements included in this report for additional information about our goodwill.

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

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  We believe our workers’ compensation, automobile and general liability per occurrence retentions are consistent with industry practices, although there are variations among our business units.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $12.0 million as of December 31, 2015, compared to $9.5 million as of December 31, 2014, which is classified in accrued liabilities. The increase in 2015 was primarily attributable to increased loss reserves.

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

We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Based on the assessment, we recorded a valuation allowance of $4.1 million at December 31, 2015 and $34.9 million at December 31, 2014.  In determining the valuation allowance in 2015 and 2014, we used such factors as (i) cumulative federal taxable losses, (ii) the amount of deferred tax liabilities that we generally expect to reverse in the same period and jurisdiction that are of the same character as the temporary differences giving rise to our deferred tax assets and (iii) certain tax contingencies under authoritative accounting guidance related to accounting for uncertainty in income taxes which, should they materialize, would be offset by our net operating loss generated in 2008 through 2013.  We provided a valuation allowance in 2015 and 2014 related to certain federal and state income tax attributes we did not believe we could utilize within the tax loss carryforward periods.

In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  See Note 16, "Income Taxes," to our consolidated financial statements included in this report for further discussion.

Derivative Instruments

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  We are required to account for derivative instruments as a result of the issuance of the Warrants.  Our warrant derivatives do not manage business risk nor are they executed for speculative purposes. All derivatives are required to be recorded on the balance sheet at their fair value.  Each quarter, we determine the fair value of our derivative liabilities, and changes result in gain or loss. Fair value is estimated using a Black-Scholes model for the Warrants. The key inputs in determining fair value of our derivative liabilities of $67.4 million and $25.2 million at December 31, 2015 and 2014, respectively, include our stock price, stock price volatility, and risk-free interest rates. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. See Note 11, "Derivatives," to our consolidated financial statements included in this report for additional information about our derivatives.

Contingent Consideration

We record an estimate of the fair value of contingent consideration within accrued liabilities and other long-term obligations. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, accretion of interest expense due to the passage of time, or changes in the assumptions regarding probabilities of successful achievement of related milestones and the estimated timing in which the milestones are achieved. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. The key inputs in determining fair value of our contingent consideration obligations of $30.1 million and $5.3 million at December 31, 2015 and 2014, respectively, include discount rates ranging from 3.50% to 15.75%, a forecasted average of WTI prices from December 8, 2014 through December 7, 2016 from quoted sources, and management's estimates of future sales volumes and EBITDA. For further information, see Note 13, "Fair Value Disclosures," to our consolidated financial statements included in this report for additional information about our contingent consideration obligations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  At December 31, 2015, we were required to account for our Warrants as derivative instruments.  All derivatives are required to be recorded on the balance sheet at their fair value.  None of our derivatives manage business risk or are entered into for speculative purposes. Each quarter, we determine the fair value of our derivative liabilities, and changes result in a gain or loss. The key inputs in determining fair value of our derivative liabilities of $67.4 million at December 31, 2015, include our stock price, stock price volatility, risk-free interest rates and interest rates for conventional debt of similarly situated companies. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period.

A 5% increase in the stock price, volatility and risk-free interest rates would increase the value of our Warrant derivative liability by approximately $6.3 million, resulting in a loss in the same amount. A 5% decrease in these same factors would result in a decrease in the Warrant derivative liability of approximately $6.3 million, and a gain of the same amount. During the year ended December 31, 2015, we recorded a non-cash loss from fair value changes in our Warrants of approximately $60.0 million. The loss was due primarily to an increase in the price of our common stock and changes in our stock price volatility.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the agreement. As we had $45.0 million in outstanding borrowings under this facility as of December 31, 2015, a 100 basis point change in the interest rate would increase or decrease our annual interest expense by $0.5 million.

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
We have audited the accompanying consolidated balance sheets of U.S. Concrete, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting guidance in 2015, related to the presentation of deferred income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 4, 2016

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts but excluding per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,925	$30,202
Trade accounts receivable, net	171,256	114,902
Inventories	36,726	31,722
Deferred income taxes	—	1,887
Prepaid expenses	4,450	3,965
Other receivables	7,765	6,519
Assets held for sale	—	3,779
Other current assets	2,374	301
Total current assets	226,496	193,277
Property, plant and equipment, net	248,123	176,524
Goodwill	100,204	50,757
Intangible assets, net	95,754	31,720
Deferred income taxes	30,875	—
Other assets	11,450	8,250
Total assets	$712,902	$460,528
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,419	$48,705
Accrued liabilities	79,996	50,391
Current maturities of long-term debt	9,386	5,104
Derivative liabilities	67,401	25,246
Liabilities held for sale	—	902
Total current liabilities	237,202	130,348
Long-term debt, net of current maturities	272,363	215,333
Other long-term obligations and deferred credits	38,416	6,940
Deferred income taxes	—	6,427
Total liabilities	547,981	359,048
Commitments and contingencies (Note 22)
Equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000 shares authorized; 15,713 and 14,675 shares issued, respectively; and 14,871 and 13,978 shares outstanding, respectively)	16	15
Additional paid-in capital	201,015	156,745
Accumulated deficit	(17,243)	(42,743)
Treasury stock, at cost (842 and 697 common shares, respectively)	(18,867)	(12,537)
Total equity	164,921	101,480
Total liabilities and equity	$712,902	$460,528
The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenue	$974,717	$703,714	$598,155
Cost of goods sold before depreciation, depletion and amortization	768,839	573,318	498,660
Selling, general and administrative expenses	87,978	61,850	59,424
Depreciation, depletion and amortization	43,570	23,849	18,868
Loss on revaluation of contingent consideration, net	932	—	—
Gain on sale of assets, net	(468)	(625)	(232)
Income from operations	73,866	45,322	21,435
Interest expense, net	(21,734)	(20,431)	(11,332)
Derivative loss	(60,016)	(3,556)	(29,964)
Gain on early extinguishment of debt	—	11	985
Other income, net	3,569	2,385	1,771
(Loss) income from continuing operations before income taxes	(4,315)	23,731	(17,105)
Income tax (benefit) expense	(30,135)	2,156	1,168
Income (loss) from continuing operations	25,820	21,575	(18,273)
Loss from discontinued operations, net of taxes	(320)	(993)	(1,856)
Net income (loss)	$25,500	$20,582	$(20,129)

Basic income (loss) per share:
Income (loss) from continuing operations	$1.83	$1.59	$(1.42)
Loss from discontinued operations, net of income tax	(0.02)	(0.07)	(0.14)
Net income (loss) per share - basic	$1.81	$1.52	$(1.56)

Diluted income (loss) per share:
Income (loss) from continuing operations	$1.66	$1.55	$(1.42)
Loss from discontinued operations, net of taxes	(0.02)	(0.07)	(0.14)
Net income (loss) per share - diluted	$1.64	$1.48	$(1.56)

Weighted average shares outstanding:
Basic	14,080	13,541	12,917
Diluted	15,560	13,898	12,917

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity (Deficit)
BALANCE, January 1, 2013	13,358	$13	$136,451	$(43,196)	$(744)	$92,524
Stock-based compensation	—	—	5,429	—	—	5,429
Restricted stock vesting	183	—	—	—	—	—
Restricted stock grants, net of cancellations	166	—	—	—	—	—
Stock options exercised	17	—	224	—	—	224
Conversion of convertible debt	608	1	10,591	—	—	10,592
Other treasury share purchases	(296)	—	—	—	(4,913)	(4,913)
Net loss	—	—	—	(20,129)	—	(20,129)
BALANCE, December 31, 2013	14,036	$14	$152,695	$(63,325)	$(5,657)	$83,727
Stock-based compensation	—	—	3,655	—	—	3,655
Restricted stock vesting	28	—	—	—	—	—
Restricted stock grants, net of cancellations	169	1	—	—	—	1
Stock options exercised	27	—	377	—	—	377
Warrants exercised	1	—	18	—	—	18
Share repurchase program	(200)	—	—	—	(4,824)	(4,824)
Other treasury share purchases	(83)	—	—	—	(2,056)	(2,056)
Net income	—	—	—	20,582	—	20,582
BALANCE, December 31, 2014	13,978	$15	$156,745	$(42,743)	$(12,537)	$101,480
Stock-based compensation	—	—	5,824	—	—	5,824
Excess tax benefits from share-based compensation	—	—	4,952	—	—	4,952
Restricted stock vesting	22	—	—	—	—	—
Restricted stock grants, net of cancellations	200	—	—	—	—	—
Stock options exercised	15	—	315	—	—	315
Warrants exercised	359	—	18,091	—	—	18,091
Other treasury share purchases	(145)	—	—	—	(6,330)	(6,330)
Common stock issuance	442	1	15,088	—	—	15,089
Net income	—	—	—	25,500	—	25,500
BALANCE, December 31, 2015	14,871	$16	$201,015	$(17,243)	$(18,867)	$164,921

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,500	$20,582	$(20,129)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	43,570	23,849	19,016
Debt issuance cost amortization	1,795	1,679	2,164
Gain on extinguishment of debt	—	(11)	(985)
Amortization of facility exit costs	—	—	(142)
Amortization of discount on long-term incentive plan and other accrued interest	427	425	512
Net loss on derivative	60,016	3,556	29,964
Net loss on revaluation of contingent consideration	932	—	—
Loss on impairment of long-lived assets	—	900	—
Net gain on sale of assets	(275)	(1,265)	(13)
Deferred income taxes	(37,428)	864	818
Deferred rent	—	—	510
Provision for doubtful accounts and customer disputes	4,198	1,533	1,103
Stock-based compensation	5,824	3,655	5,429
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(37,766)	(13,466)	(8,982)
Inventories	(383)	(2,534)	(2,574)
Prepaid expenses and other current assets	(1,094)	217	2,497
Other assets and liabilities, net	(1,341)	(380)	(2,732)
Accounts payable and accrued liabilities	40,286	11,311	(2,276)
Net cash provided by operating activities	104,261	50,915	24,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,977)	(32,584)	(19,988)
Payments for acquisitions	(135,347)	(89,602)	(4,410)
Proceeds from disposals of property, plant and equipment	1,312	3,708	627
Proceeds from (payments for) disposals of business units	1,177	—	(2,333)
Net cash used in investing activities	(157,835)	(118,478)	(26,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	206,809	213	137,302
Repayments of revolver borrowings	(161,809)	(213)	(150,602)
Proceeds from debt issuance	—	—	200,000
Repayments of debt	(117)	—	(61,113)
Proceeds from exercise of stock options and warrants	546	396	224
Payments of other long-term obligations	(2,298)	(2,250)	—
Payments for other financing	(8,611)	(5,194)	(1,995)
Debt issuance costs	(893)	(974)	(9,063)
Payments for share repurchases	—	(4,824)	—
Other treasury share purchases	(6,330)	(2,056)	(4,913)
Net cash provided by (used in) financing activities	27,297	(14,902)	109,840
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,277)	(82,465)	107,916
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,202	112,667	4,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,925	$30,202	$112,667

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$19,503	$18,636	$7,324
Cash paid for income taxes	$1,949	$1,464	$305

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Conversion of convertible debt to equity	$—	$—	$6,381
Capital expenditures funded by capital leases and promissory notes	$23,450	$11,161	$11,891
Acquisitions funded by stock issuance, contingent consideration and deferred payments	$50,805	$—	$—
Dispositions funded through promissory note and deferred payments	$3,380	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

U.S. Concrete, Inc., a Delaware corporation, provides ready-mixed concrete, aggregates and concrete-related products and services to the construction industry in several major markets in the United States. U.S. Concrete, Inc. is a holding company and conducts its businesses through its consolidated subsidiaries.  In these notes to the consolidated financial statements (these "Notes"), we refer to U.S. Concrete, Inc. and its subsidiaries as "we," "us," the "Company," or "U.S. Concrete" unless we specifically state otherwise or the context indicates otherwise.

Basis of Presentation

The consolidated financial statements consist of the accounts of U.S. Concrete, Inc. and its wholly owned subsidiaries. All significant intercompany account balances and transactions have been eliminated.

During 2015, we completed eight acquisitions consisting of 22 standard ready-mixed concrete plants, five quarries (one of which we have operated under a lease agreement since October 2014), and related assets and liabilities (see Note 2). All of the assets acquired and liabilities assumed were recorded at their respective fair value as of the date of the acquisition, and the results of operations are included in the consolidated financial statements from the respective date of acquisition.

On June 2, 2015, we completed the sale of our one remaining precast operation in Pennsylvania. This sale represented the final divestiture of the Company's owned assets related to precast operations, which were classified as held for sale as of December 31, 2014. The results of operations for this unit have been included in discontinued operations for the periods presented.

During 2014, we completed nine acquisitions consisting of seven standard ready-mixed concrete plants and related assets, 16 volumetric ready-mixed concrete facilities, 109 volumetric ready-mixed concrete trucks and related assets, and leases to operate two aggregate distribution terminals in New York and related assets and liabilities (see Note 2). All of the assets acquired and liabilities assumed were recorded at their respective fair value as of the date of the acquisition, and the results of operations are included in the consolidated financial statements from the respective date of acquisition.

On July 26, 2013, we acquired three ready-mixed concrete plants and related assets in our north Texas market from Bodin Concrete, L.P. All of the assets acquired were recorded at their respective fair value as of the date of the acquisition, and the results of operations are included in the consolidated financial statements from the date of acquisition.

Business Combinations

We have acquired a number of businesses in recent years. We record the operating results of our acquired businesses in our consolidated statements of operations from the date of acquisition. Acquisitions are accounted for using the purchase method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 805 "Business Combinations." We allocate the purchase price to the assets acquired, including identifiable intangible assets, liabilities assumed, and contingent consideration obligations based on their estimated fair value on the date of the acquisition. These allocations require the significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. We utilized recognized valuation techniques, including the income approach, sales approach, and cost approach to value the net assets acquired. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition. See Note 13 for additional information regarding valuation of contingent consideration.

Assets and Liabilities Held for Sale

We classify long-lived assets (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups); an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; the sale of the asset (disposal group) is probable, and transfer of the asset (disposal

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Upon determining that a long-lived asset meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in our consolidated balance sheets.

Cash and Cash Equivalents

We record as cash equivalents all highly liquid investments having maturities of three months or less at the original date of purchase. Our cash equivalents may include money market accounts, certificates of deposit and commercial paper of highly rated corporate or government issuers. We classify our cash equivalents as held-to-maturity. Cash equivalents are stated at cost plus accrued interest, which approximates market value. The maximum amount placed in any one financial institution is limited in order to reduce risk. At times, our investments may be in excess of amounts insured by the Federal Deposit Insurance Corporation. We have not experienced any losses on these accounts. Cash held as collateral or escrowed for contingent liabilities is included in other current and noncurrent assets based on the expected release date of the underlying obligation.

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

Prepaid Expenses

Prepaid expenses primarily include amounts we have paid for insurance, licenses, taxes, rent, and maintenance contracts. We expense or amortize all prepaid amounts as used or over the period of benefit, as applicable.

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

Intangible Assets Including Goodwill

We amortize identifiable intangible assets with finite lives over their estimated useful lives using a straight-line approach. We record as goodwill the amount by which the total purchase price we have paid for acquisitions exceeds our estimated fair value of the net tangible and identifiable intangible assets acquired.  We do not amortize goodwill but instead evaluate it for impairment within the reporting unit on an annual basis, or more often if events or circumstances indicate that there may be impairment. We generally test for intangible asset impairment in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performances for the current year (seasonally, April through October are our highest revenue and production months), and our outlook for the upcoming year, since much of our customer base is finalizing operating and capital budgets during the fourth quarter.  The impairment test we use involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value. We estimate fair value using an equally weighted combination of discounted cash flows and multiples of invested capital to EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of invested capital to EBITDA are calculated using a weighted average of two selected 12 month periods results by reporting unit compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt. If the fair value exceeds the carrying value, the second step is not performed and no impairment is recorded. If however, the fair value is below the carrying value, a second step is performed to calculate the amount of the impairment by measuring the goodwill at an implied fair value. See Note 4 for further discussion of our goodwill and purchased intangible assets.

Debt Issue Costs

We amortize debt issue costs related to our $250.0 million asset-based revolving credit facility (the "Revolving Facility"), our 8.5% Senior Secured Notes due 2018 (the "2018 Notes"), and our 9.5% Convertible Secured Notes due 2015 (the "Convertible Notes") as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $6.1 million and $6.8 million as of December 31, 2015 and 2014, respectively. We include unamortized debt issuance costs in other assets. See Note 9 for additional information regarding our debt, and Note 10 regarding our extinguishment of debt during 2013.

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

Insurance Programs

We maintain third-party insurance coverage against certain risks. Under our insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  In connection with these automobile, general liability and workers’ compensation insurance programs, we have entered into standby letters of credit agreements totaling $11.3 million as of both December 31, 2015 and 2014.  We fund our deductibles and record an expense for losses we expect under the programs.  We determine expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure.  The estimated losses are subject to uncertainty from various sources, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  The amounts accrued for self-insured claims were $12.0 million and $9.5 million as of December 31, 2015 and 2014, respectively.  We include these accruals in accrued liabilities on our consolidated balance sheets.

Income Taxes

In accordance with ASC 740 - Income Taxes, we use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We have a valuation allowance of $4.1 million and $34.9 million as of December 31, 2015 and 2014, respectively. In previous years, we netted our uncertain tax positions against our net operating loss carryforwards in accordance with FASB guidelines.  As a result of the utilization of those loss carryforwards, we now present the uncertain tax benefits in other long-term obligations and deferred credits on our consolidated balance sheets.

Contingent Consideration

We record an estimate of the fair value of contingent consideration within accrued liabilities and other long-term obligations on our consolidated balance sheets. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as an adjustment to earnings. Changes to the contingent consideration liability can result from adjustments to the discount rate, accretion of interest expense due to the passage of time, or changes in the assumptions regarding probabilities of successful achievement of related milestones and the estimated timing in which the milestones are achieved. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. For further information, see Note 13 regarding our fair value disclosures.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt, other long-term obligations, and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker / dealer quoted market prices, was $207.0 million and $209.0 million as of December 31, 2015 and 2014, respectively. The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. Our Convertible Notes were repaid on August 31, 2015 and had no fair value as of December 31, 2015. The fair value of the Convertible Notes was $0.1 million at December 31, 2014, with no embedded derivative. The fair value of issued Warrants (as defined herein) was $67.4 million and $25.2 million at December 31, 2015 and

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2014, respectively. The fair value of our contingent consideration obligations associated with acquisitions was $30.1 million at December 31, 2015 and $5.3 million at December 31, 2014. For further information, see Note 11 regarding our derivative liabilities, Note 12 regarding our other long-term obligations, and Note 13 regarding our fair value disclosures.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, goodwill, intangibles, valuation of derivatives, valuation of contingent consideration, accruals for self-insurance, income taxes, the valuation of inventory and the valuation and useful lives of property, plant and equipment.

Stripping Costs

We include post-production stripping costs in the cost of inventory produced during the period as these costs are incurred. Post-production stripping costs represent stripping costs incurred after the first salable minerals are extracted from the mine.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period. See Note 18 for additional information regarding our earnings (loss) per share.

Comprehensive Income (Loss)

Comprehensive income (loss) represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to stockholders. For the years ended December 31, 2015, 2014 and 2013, no differences existed between our consolidated net income (loss) and our consolidated comprehensive income (loss).

Stock-based Compensation

Stock-based employee compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize expense over the employee’s requisite service period, generally the vesting period of the award, or in the case of performance-based awards, over the life of the derived service period. The related excess tax benefit received upon exercise of stock options or vesting of restricted stock, if any, is reflected in the statement of cash flows as a financing activity rather than an operating activity. See Note 17 for additional information regarding our stock-based compensation plans.

Recent Accounting Pronouncements

In November 2015, the FASB issued an amendment which simplifies the presentation of deferred income taxes. The amendment requires that deferred tax assets and liabilities be classified as non-current in the balance sheet. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We early adopted the provisions of this new standard effective with the annual period ended December 31, 2015 on a prospective basis. Adoption of this new standard resulted in a reclassification of our net current deferred tax asset to net non-current deferred tax asset in our consolidated balance sheets. No prior periods were retrospectively adjusted.

In September 2015, the FASB issued an amendment on measurement period adjustments related to business combinations. The new guidance requires that the cumulative impact of a measurement period adjustment, including the impact on prior periods, be recognized in the reporting period in which the adjustment is identified. Entities should apply the new guidance prospectively to measurement period adjustments that occur after the effective date. The amendment is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. We early adopted the provisions of this new standard effective with the interim period ended September 30, 2015. Accordingly, we applied the amendment prospectively, and it did not result in any material impact on our consolidated financial statements or results of operations.

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

2.     ACQUISITIONS AND DISPOSITIONS

2015 Acquisitions

On February 23, 2015, we acquired the equity of Right Away Redy Mix, Inc. ("Right Away"), located in Oakland, California. The purchase price was $18.0 million in cash, plus closing adjustments of $0.8 million, final working capital adjustments of $1.1 million, and potential future earn-out payments of up to $6.0 million based on the achievement of certain defined annual volume thresholds over a six-year period (the "Right Away Earn-out"). We funded the purchase with cash on hand. The acquisition included four ready-mixed concrete facilities, 49 mixer trucks and a fleet of transfer trucks used to transport cement and aggregates. The acquisition expands our business in our existing northern California market. The fair value of the assets acquired and liabilities assumed in the Right Away acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to determination of the conclusion of tax attributes as of the acquisition date and the fair value of identifiable intangible assets and the Right Away Earn-out.

On April 1, 2015, we acquired the equity of Ferrara Bros. Building Materials Corp. ("Ferrara Bros."), located in New York, New York. We acquired the equity of Ferrara Bros. for $45.0 million in cash, approximately 442,000 shares of our common stock, calculated in accordance with the terms of the share purchase agreement ("SPA"), and valued at approximately $15.1 million on the date of issuance, less final working capital adjustments of $0.9 million, plus potential incentive awards in the form of equity of up to $35.0 million based on the achievement of certain EBITDA thresholds, as defined in the SPA, over a four-year period beginning in 2017 ("Ferrara Bros. Contingent Consideration"). We funded the purchase through a combination of cash on hand

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and borrowings under our Revolving Facility. Ferrara Bros. operates six ready-mixed concrete plants at its four facilities in New York and New Jersey and a fleet of 89 mixer trucks. The acquisition expands our presence in the New York metropolitan market and allows us to more effectively serve construction projects in Manhattan. The fair value of the assets acquired and liabilities assumed in the Ferrara Bros. acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to the fair value of the Ferrara Bros. Contingent Consideration and identifiable intangible assets.

On May 21, 2015, we acquired the equity of Colonial Concrete Co. ("Colonial"), located in Newark, New Jersey. The purchase price was $15.0 million in cash, plus closing adjustments of $0.2 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included four ready-mixed concrete plants at three locations and a fleet of approximately 40 mixer trucks. The acquisition expanded our business in the New York metropolitan and northern New Jersey markets. The fair value of the assets acquired and liabilities assumed in the Colonial acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, certain accrued liabilities, and the fair value of identifiable intangible assets.

On May 29, 2015, we acquired the assets of DuBrook Concrete, Inc. ("DuBrook"), located in Chantilly, Virginia, part of the greater Washington, D.C. metropolitan area. The purchase price was $11.5 million in cash, plus potential future earn-out payments based on volumes sold over a four-year period (the "DuBrook Earn-out"). The DuBrook Earn-out payments are not capped; however, we do not expect total payments to be in excess of $1.0 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included three ready-mixed concrete plants and a fleet of 42 mixer trucks. The purchase of these assets expanded our existing business in the Washington, D.C. metropolitan area. The fair value of the assets acquired and liabilities assumed in the DuBrook acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital and the fair value of identifiable intangible assets and the DuBrook Earn-out.

On September 24, 2015, we acquired the Wantage Stone (“Wantage”) reserves, a site development quarry including an 80 acre quarry along with mining rights to an additional 77 acres of land located in Hamburg, New Jersey, from Bicsak Brothers Realty, LLC and Wantage Stone, LLC. We have operated the Wantage quarry under a lease agreement since October 2014. The purchase price was $15.2 million in cash, plus deferred payments of $3.0 million payable over a three-year period. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. This acquisition expanded our aggregates operations in our New York and New Jersey markets. The fair value of the assets acquired and liabilities assumed in the Wantage acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to the fair value of identifiable intangible assets and property, plant and equipment.

On October 27, 2015, we acquired the equity of Heavy Materials, LLC ("Heavy"), a vertically integrated ready-mixed concrete producer located in the U.S. Virgin Islands. The purchase price was $21.7 million in cash, less purchase adjustments of $0.8 million, plus deferred payments of $5.0 million, which will be paid over a two year period. We funded the purchase through a combination of cash on hand and borrowings on our Revolving Facility. Heavy operates four ready-mixed concrete plants, a fleet of 32 mixer trucks, and two quarries. Heavy also leases an industrial waterfront property that it utilizes as a marine terminal and sales yard. This acquisition expands our ready-mixed concrete and aggregates operations into new markets in the Caribbean islands. The fair value of the assets acquired and liabilities assumed in the Heavy acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital and the fair value of identifiable intangible assets and property, plant and equipment.

During the year ended December 31, 2015, we also completed two other individually immaterial acquisitions comprised of two sand and gravel operations near Vernon, Texas and Waurika, Oklahoma and one ready-mixed concrete operation in the U.S. Virgin Islands. The aggregate consideration paid consisted of $12.9 million in cash and $1.9 million in deferred payments payable within ten years. We funded these purchases through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition of these assets expanded our business in our existing west Texas market and in the Caribbean market. The purchase price allocation for these two acquisitions is preliminary and remains subject to adjustments, including, but not limited to, the fair value of identifiable intangible assets and property, plant and equipment.

We have made changes to the preliminary purchase price allocations for the 2015 acquisitions during the year ended December 31, 2015 primarily related to (i) fair value estimates of assets acquired and liabilities assumed for Right Away, Ferrara Bros., Colonial, DuBrook, and Wantage, (ii) working capital adjustments for Right Away, Ferrara Bros., and DuBrook, (iii) valuation of the Right Away Earn-out, Ferrara Bros. Contingent Consideration and DuBrook Earn-out, and (iv) valuation of identifiable intangible assets for the Right Away, Ferrara Bros., Colonial, and DuBrook acquisitions.  The following table summarizes the total

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consideration for the 2015 acquisitions and presents the allocation of these amounts to the net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition date (in thousands).

	2015 Acquisitions
	Right Away(1)	Ferrara Bros.(2)(3)	Colonial(2)	DuBrook(2)(4)	Wantage(2)(5)	Heavy(2)(6)	All Other(7)
Cash	$928	$67	$888	$—	$—	$20	$—
Accounts receivable	1,832	13,224	4,305	1,218	—	975	—
Inventory	348	1,434	378	349	—	1,449	668
Other current assets	196	608	126	739	—	92	—
Property, plant and equipment	9,696	13,147	6,325	2,394	12,694	6,095	5,153
Definite-lived intangible assets	7,036	50,310	4,640	4,473	—	—	—
Other long-term assets	—	—	153	—	—	47	—
Total assets acquired	$20,036	$78,790	$16,815	$9,173	$12,694	$8,678	$5,821
Current liabilities	1,399	6,944	5,299	910	—	3,269	91
Long-term deferred income tax	5,929	—	—	—	—	—	—
Other long-term liabilities	—	—	—	59	—	—	—
Total liabilities assumed	$7,328	$6,944	$5,299	$969	$—	$3,269	$91
Goodwill	11,086	6,916	3,680	3,887	5,301	$20,243	8,933
Total consideration	$23,794	$78,762	$15,196	$12,091	$17,995	$25,652	$14,663

(1)
The purchase price allocation for the Right Away acquisition is subject to change pending determination of the conclusion of tax attributes as of the acquisition date and the fair value of identifiable intangible assets and the Right Away Earn-out. The fair value of the Right Away acquired accounts receivable is $1.8 million, with a gross contractual amount of $2.2 million. We do not expect to collect $0.4 million of the Right Away acquired accounts receivable. Total consideration for the Right Away acquisition includes $19.9 million of cash and $3.9 million for the fair value of the Right Away Earn-out as of the acquisition date.

(2)
The purchase price allocations for the Ferrara Bros., Colonial, DuBrook, Wantage, and Heavy acquisitions are preliminary and remain subject to adjustments, including, but not limited to, adjustments related to working capital, the fair value of the Ferrara Bros. Contingent Consideration, identifiable intangible assets, property, plant and equipment, and certain accrued liabilities. The fair value of the DuBrook and Colonial acquired accounts receivable approximate the gross contractual amounts as of the respective acquisition dates. The fair value of the Ferrara Bros. acquired accounts receivable is $13.2 million, with a gross contractual amount of $14.3 million. We do not expect to collect $1.1 million of the Ferrara Bros. acquired accounts receivable. The fair value of the Heavy acquired accounts receivable is $1.0 million, pending further analysis, with a gross contractual amount of $4.3 million. We do not expect to collect $3.3 million of the Heavy acquired accounts receivable, pending further review.

(3)
Total consideration for the Ferrara Bros. acquisition includes $44.1 million of cash, approximately 442,000 shares of our common stock valued at approximately $15.1 million on the date of issuance, and $19.6 million for the fair value of the Ferrara Bros. Contingent Consideration as of the acquisition date.

(4)	Total consideration for the DuBrook acquisition includes $11.5 million of cash and $0.6 million for the fair value of the Dubrook Earn-out as of the acquisition date.

(5)	Total consideration for the Wantage acquisition includes $15.2 million of cash and $2.8 million for the fair value of deferred payments due to the previous owners.

(6)	Total consideration for the Heavy acquisition includes $20.9 million of cash and $4.8 million for the fair value of deferred payments due to the previous owners.

(7)
The purchase price allocation for the acquisitions included in the caption "All Other" above are preliminary and remain subject to adjustments, including, but not limited to, the fair value of identifiable intangible assets and property, plant and equipment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total consideration for acquisitions included in the caption "All Other" above includes $13.0 million of cash and $1.7 million for the fair value of deferred payments due to the previous owners.

2014 Acquisitions

On October 20, 2014, we acquired the assets of Custom-Crete ("Custom-Crete"), with operations in Dallas / Fort Worth, Houston, San Antonio, and Austin, Texas from Oldcastle Architectural, Inc., a wholly owned subsidiary of CRH plc ("Oldcastle Architectural") for $37.4 million in cash, plus a deferred payment of $0.8 million to be paid upon the division of certain shared properties, less final working capital adjustments of $1.6 million. The fair value of the assets acquired and liabilities assumed in the Custom-Crete acquisition is final.

On December 5, 2014, we acquired the assets of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC (collectively, "Mobile-Crete") with operations in San Antonio, Austin, and south Texas for $21.5 million in cash, plus potential earn-out payments of up to $3.0 million in cash (the "Mobile-Crete Earn-out"). The earn-out payments of up to $1.5 million, which are due on the first and second anniversary of the acquisition date, are tied to the applicable year's average daily closing price of West Texas Intermediate crude oil ("WTI") reaching certain predetermined levels. The fair value of the assets acquired and liabilities assumed in the Mobile-Crete acquisition is final.

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

During the year ended December 31, 2014, we also completed six other individually immaterial acquisitions comprised of seven ready-mixed concrete plants and related assets in our New York and west Texas markets. The aggregate consideration paid consisted of $15.5 million in cash and $1.1 million in promissory notes. The acquisition of these assets expanded our business in our existing markets. The fair values of the assets acquired and liabilities assumed from these six ready-mixed concrete acquisitions are final.

We have made changes to the preliminary purchase price allocations for the 2014 acquisitions during the year ended December 31, 2015 primarily related to (i) fair value estimates of assets acquired and liabilities assumed for Mobile-Crete and Custom-Crete, (ii) working capital adjustments for Custom-Crete, Mobile-Crete, and NYSS, (iii) valuation of the Mobile-Crete Earn-out and Mobile-Crete identifiable intangible assets, (iv) valuation of Custom-Crete land rights and deferred payment, and (v) changes in the valuation of identifiable intangible assets for three of the six acquisitions included in "All Other" in the table below.  The following table summarizes the total consideration for the 2014 acquisitions and presents the allocation of these amounts to the net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands).

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2014 Acquisitions
	Custom-Crete(1)	NYSS	Mobile-Crete(2)	All Other(3)
Accounts receivable(4)	$3,669	$5,898	$2,578	$—
Inventory	522	1,161	336	295
Other current assets	—	134	—	102
Property, plant and equipment	11,802	1,442	4,156	7,400
Intangible assets	11,078	5,042	8,630	4,722
Total assets acquired	$27,071	$13,677	$15,700	$12,519
Current liabilities	2,598	2,539	1,284	—
Long-term liabilities	473	—	—	—
Total liabilities assumed	$3,071	$2,539	$1,284	$—
Goodwill	12,513	3,260	8,685	4,050
Total consideration	$36,513	$14,398	$23,101	$16,569

(1)
Total consideration for the Custom-Crete acquisition includes $35.8 million of cash and $0.7 million for the fair value of a deferred payment as of the acquisition date to be paid upon the division of certain shared properties.

(2)	Total consideration for the Mobile-Crete acquisition includes $21.5 million of cash and $1.6 million for the fair value of the Mobile-Crete Earn-out as of the acquisition date.

(3)
Total consideration for acquisitions included in the caption "All Other" above includes $15.5 million of cash and $1.1 million for the fair value of notes payable due to the previous owners as of the acquisition date.

These allocations require the significant use of estimates and are based on information that was available to management at the time these consolidated financial statements were prepared. We utilized recognized valuation techniques, including the income approach, sales approach, and cost approach to value the net assets acquired. See Note 13 for additional information regarding valuation of contingent consideration.

Acquired Intangible Assets and Goodwill

Acquired intangible assets in 2015 and 2014 of $95.9 million consisted of trade names, customer relationships, non-compete agreements, leasehold interests, a favorable contract, backlog, and land rights. With the exception of land rights, the amortization period of these intangible assets range from one year to 25 years. The land rights have an indefinite life. The major classes of intangible assets acquired in the 2015 and 2014 acquisitions were as follows (in thousands):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Trade names	22.98	$39,002
Customer relationships	8.29	32,469
Non-compete agreements	4.92	10,167
Leasehold interests	12.24	7,525
Favorable contract	3.50	3,650
Backlog	1.00	1,640
Land rights	indefinite-lived	1,478
Total		$95,931

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2015, we recorded $9.7 million of amortization expense related to these intangible assets. As of December 31, 2015, the estimated future aggregate amortization expense of intangible assets from the 2015 and 2014 acquisitions was as follows (in thousands):

Year Ending December 31,
2016	$10,476
2017	9,870
2018	9,422
2019	8,013
2020	6,377
Thereafter	40,005
Total	$84,163

The goodwill ascribed to each of these acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill relates to our ready-mixed concrete reportable segment with the exception of Heavy, Wantage, NYSS, and one of the two 2015 acquisitions included in the caption "All Other." Goodwill resulting from the Heavy acquisition relates to our ready-mixed concrete reportable segment and our aggregate products reportable segment. Goodwill resulting from the Wantage acquisition and one of the two 2015 acquisitions included in the caption "All Other" relates to our aggregate products reportable segment. Goodwill resulting from the NYSS acquisition relates to our other non-reportable segments. See Note 4 for the allocation of goodwill from our 2014 and 2015 acquisitions to our segments. We expect the goodwill to be deductible for tax purposes, with the exception of the Right Away acquisition. See Note 16 for additional information regarding income taxes.

Actual and Pro Forma Impact of Acquisitions

We recorded approximately $232.5 million of revenue and $13.4 million of income from operations in our consolidated results of operations for the year ended December 31, 2015 related to the 2014 and 2015 acquisitions following their respective dates of acquisition. We recorded approximately $16.6 million of revenue and $0.8 million of income from operations in our consolidated results of operations for the year ended December 31, 2014 related to the 2014 acquisitions following their respective dates of acquisition.

The unaudited pro forma information presented below reflects the combined financial results for all of the acquisitions completed during 2014 excluding three of the six acquisitions that are included in the caption "All Other" in the table captioned "2014 Acquisitions" above, as historical financial results for these operations was not material and impractical to obtain from the former owners. Additionally, one of the two 2015 acquisitions that are included in the caption "All Other" in the table captioned "2015 Acquisitions" above was excluded as historical financial results for this operation was not material and impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations for the years ended December 31, 2015 and 2014 as if the 2014 acquisitions had been completed on January 1, 2013 and the 2015 acquisitions had been completed on January 1, 2014 (in thousands, except per share information):

	For the Years Ended December 31,
	(unaudited)
	2015	2014
Revenue from continuing operations	$1,033,058	$947,357
Net income	$29,885	$23,317

Income per share, basic	$2.12	$1.72
Income per share, diluted	$1.92	$1.68

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the 12 acquired companies for which financial information was available, based on data provided by the

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2014 acquisitions occurred on January 1, 2013 and the 2015 acquisitions occurred on January 1, 2014.

The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments:

	Years Ended December 31,
	2015	2014
Decrease in intangible amortization expense	$(243)	$(11,040)
Increase in depreciation expense	231	755
Exclusion of buyer transaction costs	2,774	1,941
Exclusion of seller transaction costs	46	—
Exclusion of pension expense for pension plan acquired	212	737
Exclusion of segment results for segment not acquired	(99)	(547)
Increase in interest expense	(243)	(980)
Increase (decrease) in income tax expense	744	(3,550)
Net adjustments	$3,422	$(12,684)

As the purchase price allocations for Wantage, Heavy, and one of the two 2015 acquisitions that are included in the caption "All Other" in the table captioned "2015 Acquisitions" above are still preliminary and the fair value measurements for the related intangible assets has not been determined, no amortization of these intangible assets was included in the pro forma results. The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

Sale of Pennsylvania Precast Operations

On June 2, 2015, we sold the fixed assets and inventory and assigned all open contracts associated with our one remaining precast concrete operation in Pennsylvania, to Architectural Precast Innovations, Inc. for net proceeds of $0.3 million in cash and a $1.2 million promissory note, net of a $0.1 million discount. Note repayments are due quarterly for a term of two years with an effective interest rate of 3.19%. This sale represented the final divestiture of the Company's owned assets related to precast concrete operations, which were classified as held for sale as of December 31, 2014.

3.     DISCONTINUED OPERATIONS

As disclosed in Note 2, in June 2015, we completed the sale of substantially all of our assets associated with our one remaining precast concrete operation in Pennsylvania. We sold the operation's fixed assets and inventory for net proceeds of $0.3 million in cash and a promissory note of $1.2 million, net of a $0.1 million discount, and recorded a pre-tax loss on the transaction of $0.2 million. The pre-tax loss is included in discontinued operations in the accompanying condensed consolidated statements of operations.

During 2014, we completed the sale of our remaining owned assets related to our California precast operations disposed of in 2012. We sold land and a building for net proceeds of $1.5 million in cash and recorded a pre-tax gain on the transaction of $0.6 million. Also in 2014, we recorded an impairment loss on long-lived assets of $0.9 million related to our Pennsylvania precast concrete operation as the carrying value exceeded the net realizable value of the related long-lived assets. The pre-tax gain on disposal of assets and the loss on impairment of long-lived assets are included in discontinued operations for the year ended December 31, 2014.

We have presented the results of operations for these units for all periods as discontinued operations in the accompanying consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The results of these discontinued operations were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue	$5,523	$8,920	$16,914
Depreciation, depletion and amortization, or DD&A	—	—	(148)
Operating expenses, excluding DD&A, and other income	(5,830)	(9,481)	(18,448)
Loss from discontinued operations	(307)	(561)	(1,682)
(Loss) gain on disposal of assets	(193)	640	(219)
Loss on impairment of long-lived assets	—	(900)	—
Loss from discontinued operations, before income taxes	(500)	(821)	(1,901)
Income tax (benefit) expense	(180)	172	(45)
Loss from discontinued operations	$(320)	$(993)	$(1,856)

Cash flows from operating activities included operating cash flows used in discontinued operations of $0.4 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively, and $2.3 million of operating cash flows provided by discontinued operations for the year ended December 31, 2013. Cash flows from investing activities included investing cash flows provided by discontinued operations of $0.4 million and $1.5 million, for the years ended December 31, 2015 and 2014, respectively, and $2.3 million of investing cash flows used in discontinued operations for the year ended December 31, 2013.

Below is a summary of the assets and liabilities associated with our one remaining precast concrete operation sold in June 2015, which was classified as held for sale as of December 31, 2014 (in thousands):

December 31,
2014
Trade accounts receivable, net	$1,337
Inventories	704
Other current assets	897
Property, plant, and equipment, net	841
Total assets held for sale	$3,779

Accounts payable	$398
Accrued liabilities	504
Total liabilities held for sale	$902

4.     GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

We completed our annual assessment of goodwill impairment during the fourth quarter of 2015 for those units with goodwill as of October 1, 2015, and there was no impairment. In the absence of any evidence to the contrary, we consider goodwill resulting from acquisitions in the fourth quarter of 2015 to be recorded at fair value and not impaired, as the arm's length transactions that generated the goodwill were completed at a market rate.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in goodwill by reportable segment from January 1, 2014 to December 31, 2015 were as follows (in thousands):

	Ready-mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Balance at January 1, 2014	$11,646	$—	$—	$11,646
Acquisitions (See Note 2)	36,111	—	3,000	39,111
Balance at December 31, 2014	47,757	—	3,000	50,757
Acquisitions (See Note 2)	46,062	13,984	—	60,046
All other purchase price allocation adjustments (See Note 2)	(10,861)	—	262	(10,599)
Balance at December 31, 2015	$82,958	$13,984	$3,262	$100,204

Goodwill acquired during 2015 and 2014 resulted from our acquisitions in those respective years and which are more fully described in Note 2.

Intangible Assets

Our purchased intangible assets were as follows (in thousands) as of December 31, 2015 and 2014:

	December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Definite-lived intangible assets
Trade names	$40,302	$(2,060)	$38,242	22.04
Customer relationships	45,969	(7,939)	38,030	7.34
Non-competes	10,167	(2,211)	7,956	3.87
Leasehold interests	7,525	(668)	6,857	10.49
Favorable contract	3,650	(869)	2,781	2.67
Backlog	1,640	(1,230)	410	0.25
Total definite-lived intangible assets	109,253	(14,977)	94,276	13.07
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$110,731	$(14,977)	$95,754

(1) Land rights acquired in the Custom-Crete acquisition will be reclassified to property, plant and equipment upon the division of certain shared properties and settlement of the associated deferred payment. For further information, see Note 2.

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in years)
Trade names	$4,200	$(330)	$3,870	9.31
Customer relationships	23,540	(3,214)	20,326	8.06
Non-competes	4,421	(218)	4,203	4.58
Leasehold interest	3,382	(61)	3,321	9.63
Total purchased intangible assets	$35,543	$(3,823)	$31,720	7.91

We recorded $11.2 million, $2.1 million and $2.0 million of amortization expense on our intangibles for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in our consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2015, the estimated remaining amortization of our definite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2016	$11,956
2017	11,350
2018	10,902
2019	9,493
2020	7,857
Thereafter	42,718
Total	$94,276

5.     INVENTORIES

Inventory as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$33,792	$29,263
Building materials for resale	1,736	1,479
Other	1,198	980
	$36,726	$31,722

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of December 31, 2015 and 2014 consisted of the following (in thousands):

	December 31,
	2015	2014
Land and mineral deposits	$69,265	$47,618
Buildings and improvements	17,198	16,648
Machinery and equipment	131,209	95,710
Mixers, trucks and other vehicles	117,448	80,001
Other	227	242
Construction in progress	15,255	9,267
	350,602	249,486
Less: accumulated depreciation and depletion	(102,479)	(72,962)
	$248,123	$176,524

As of December 31, 2015 and 2014, the net carrying amounts of mineral deposits were $28.1 million and $11.3 million, respectively. As of December 31, 2015 and 2014, gross assets recorded under capital leases, consisting primarily of drum mixer trucks, were $20.5 million and $8.6 million, respectively, and accumulated amortization was $1.3 million and $0.6 million, respectively. We recorded $32.4 million, $21.8 million and $16.9 million of depreciation and depletion expense on our property, plant and equipment for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in our consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

Activity in our allowance for doubtful accounts receivable and customer disputes consisted of the following (in thousands):

	December 31,
	2015	2014
Balance, beginning of period	$3,726	$2,813
Provision for doubtful accounts and customer disputes	4,198	1,924
Uncollectible receivables written off, net of recoveries	(1,799)	(1,011)
Balance, end of period	$6,125	$3,726

8.     ACCRUED LIABILITIES

Our accrued liabilities were as follows (in thousands):

	December 31,
	2015	2014
Accrued materials	$22,428	$14,319
Accrued insurance reserves	15,341	10,512
Accrued compensation and benefits	15,024	11,251
Accrued property, sales and other taxes	9,058	5,235
Deferred consideration	4,774	—
Contingent consideration, current portion	2,635	2,250
Deferred rent	1,838	2,126
Accrued interest	1,500	1,487
Other	7,398	3,211
	$79,996	$50,391

9.   DEBT

A summary of our debt and capital leases as of December 31, 2015 and 2014 was as follows (in thousands):

	December 31,
	2015	2014
Senior secured notes due 2018	$200,000	$200,000
Senior secured credit facility	45,000	—
Convertible secured notes due 2015	—	117
Capital leases	16,555	7,395
Other financing	20,194	12,925
Total debt	281,749	220,437
Less: current maturities	9,386	5,104
Long-term debt, net of current maturities	$272,363	$215,333

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2015, the principal amounts due under our debt agreements for the next five years and thereafter were as follows (in thousands):

Year Ending December 31,
2016	$9,386
2017	9,389
2018	254,037
2019	6,191
2020	2,633
Thereafter	113
$281,749

Senior Secured Notes due 2018

On November 22, 2013, we completed an offering of $200.0 million aggregate principal amount of 2018 Notes at an offering price of 100%. We used a portion of the net proceeds from the 2018 Notes to repay all of our outstanding borrowings under the Revolving Facility and to redeem all of our outstanding 9.5% senior secured notes due 2015 (the "2013 Notes").

The 2018 Notes are governed by an indenture (the “Indenture”) dated as of November 22, 2013, by and among us and U.S. Bank National Association, as trustee and noteholder collateral agent. We are obligated to pay interest at 8.5% on the 2018 Notes on June 1 and December 1 of each year. The 2018 Notes mature on December 1, 2018, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of both December 31, 2015 and 2014, we recorded interest expense related to our 2018 Notes of $17.0 million. As of December 31, 2015 and 2014, we had unamortized deferred financing fees on our 2018 Notes of $4.1 million and $5.5 million, respectively, which are included in other assets on the consolidated balance sheets.

Senior Secured Credit Facility

On October 29, 2013, we entered into a Loan and Security Agreement (the "2013 Loan Agreement") with the Lenders and the Administrative Agent, which amended and restated our existing credit agreement and provides us with the Revolving Facility. On November 18, 2015, we entered into a Second Amended and Restated Loan and Security Agreement (the “Second A/R Loan Agreement”) which amended and restated the 2013 Loan Agreement. Among other things, the Second A/R Loan Agreement increased the revolving commitments of the Revolving Facility from $175.0 million to $250.0 million and extended the maturity date to the earlier of (i) November 18, 2020 or (ii) sixty days prior to the maturity date of the Company’s 8.5% Senior Secured Notes due 2018 (if then outstanding) or the refinancing of debt thereof, as applicable. The Second A/R Loan Agreement also included an accordion feature that allows for increases in the total revolving commitments by as much as $100.0 million. Additionally, the applicable margin for each of the LIBOR loans and base rate loans was lowered so that, depending on the average availability under the Second A/R Loan Agreement, the applicable margin ranges from 1.25% to 1.75% for LIBOR loans and 0.00% to 0.50% for base rate loans. As of December 31, 2015, we had $45.0 million of outstanding borrowings on the Second A/R Loan Agreement. The weighted average interest rate for the Second A/R Loan Agreement was 1.77% as of December 31, 2015. As of December 31, 2014, we had no outstanding borrowings under the Revolving Facility. As of both December 31, 2015 and 2014, we had $11.3 million of undrawn standby letters of credit under the Revolving Facility.

Our actual maximum credit availability under the Second A/R Loan Agreement varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and, after the occurrence of certain events, machinery, which serve as priority collateral on the facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the Second A/R Loan Agreement and discussed further below. Our availability under the Revolving Facility at December 31, 2015 increased to $131.2 million from $109.8 million at December 31, 2014. The Second A/R Loan Agreement also contains a provision for discretionary over-advances and involuntary protective advances by Lenders of up to $25.0 million in excess of borrowing base levels. The Second A/R Loan Agreement provides for swingline loans, up to a $15.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30 days interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus the Applicable Margin, as defined in the Second A/R Loan Agreement. The interest rate for LIBOR loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus the Applicable Margin, as defined in the Second A/R Loan Agreement. Issued and outstanding letters of credit are subject to a fee equal to the Applicable Margin, as defined in the Second A/R Loan Agreement, a fronting fee equal to 0.125% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit. Among other fees, we pay a commitment fee of either 0.25% or 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the Revolving Facility. The fee we pay is determined by whether the amount of the unused line is above or below 50% of the aggregate Revolver Commitments, as defined in the Second A/R Loan Agreement. The Applicable Margin ranges from 0.00% to 0.50% for base rate loans and from 1.25% to 1.75% for LIBOR loans, and is determined based on Average Availability for the most recent fiscal quarter, as defined in the Second A/R Loan Agreement.

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Advances under the Revolving Facility are limited by a borrowing base which is equal to the least of (a) the aggregate amount of Revolver Commitments minus the LC Reserve, the Senior Notes Availability Reserve, and the Tax Amount, all as defined in the Second A/R Loan Agreement, (b) the sum of (i) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), plus (ii) the lesser of (i) 70% of the value of eligible inventory or (y) 90% of the product of (A) the net orderly liquidation value of inventory divided by the value of the inventory and (B) multiplied by the value of eligible inventory, and (iii) the sum of (x) (A) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks and machinery plus (B) 80% of the cost of newly acquired eligible trucks since the date of the latest appraisal of eligible trucks minus (C) 85% of the net orderly liquidation value of eligible trucks and machinery that have been sold since the latest appraisal date and 85% of the depreciation amount applicable to eligible trucks and machinery since the date of the latest appraisal of eligible trucks and machinery, plus (y) (A) 85% of the net orderly liquidation value of eligible inventory (as determined by the most recent appraisal), minus (B) 85% of the net orderly liquidation value of eligible machinery that have been sold since the date of the latest appraisal of eligible machinery, minus (C) 85% of the depreciation amount applicable to eligible machinery, minus the Availability Reserve, minus the Tax Amount; provided, notwithstanding anything herein to the contrary, in determining the Borrowing Base pursuant to this clause (b), the value of machinery shall only be included after a refinancing of, or amendment to, the 2018 Notes such that the Revolving Facility will have a first lien on machinery, and the Borrowing Base attributable to the eligible truck and eligible machinery shall not exceed the amount equal to thirty percent (30%) of the Borrowing Base as of such date of determination; or (c) the amount of a borrowing base set forth in the 2018 Notes, minus the greater of (i) $10.0 million and (ii) the amount equal to 5% of such borrowing base set forth in the 2018 Notes; provided however, in any event, clause (c) of the definition of borrowing base shall be permanently terminated if the 2018 Senior Notes have been amended or refinanced, in each case with the effect that the ABL cap amount in the applicable intercreditor agreement and/or the documentation governing such refinancing debt shall be no less than 110% of the aggregate Revolver Commitments (terms used in the foregoing description of borrowing base shall have the definitions provided in the Second A/R Loan Agreement). The administrative agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The Second A/R Loan Agreement contains usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the Second A/R Loan Agreement. The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement. For the trailing 12 month period ended December 31, 2015, our fixed charge coverage ratio was 3.58 to 1.0. As of December 31, 2015, we were in compliance with all covenants under the Second A/R Loan Agreement.

The Second A/R Loan Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, change of control, material money judgments and failure to maintain subsidiary guarantees.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Second A/R Loan Agreement is secured by a first-priority lien on certain assets of the Company and our guarantors, including inventory (including as-extracted collateral), accounts receivable, certain specified mixer trucks, general intangibles (other than collateral securing the 2018 Notes on a first-priority basis, as described above), instruments, documents, chattel paper, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions.  The Second A/R Loan Agreement is also secured by a second-priority lien on the collateral securing the 2018 Notes as defined below on a first-priority basis (see “Senior Secured Notes due 2018” above).

For the years ended December 31, 2015 and 2014, we recorded interest expense related to the Revolving Facility of $0.4 million and $0.3 million, respectively. As of December 31, 2015 and 2014, we had unamortized deferred financing fees on our Revolving Facility of $2.0 million and $1.3 million, respectively, which are included in other assets on the consolidated balance sheets.

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

Convertible Notes due 2015

As described above, on August 31, 2010, we issued $55.0 million aggregate principal amount of Convertible Notes. During 2013, we exchanged $48.5 million of Convertible Notes for $61.1 million aggregate principal amount of 2013 Notes and $6.4 million of Convertible Notes for 0.6 million shares of common stock. The remaining Convertible Notes matured and were repaid on August 31, 2015.

For the year ended December 31, 2013, we recorded interest expense related to the interest rate and amortization of the discount on our Convertible Notes of $2.1 million. We recorded no interest expense for the Convertible Notes for the years ended December 31, 2015 and 2014.

Capital Leases and Other Financing

From 2013 through 2015, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $25.3 million, with fixed annual interest rates ranging from 2.50% to 3.18%, payable monthly for a term of five years.

From 2013 through 2015, we entered into leasing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment for a total commitment of $20.2 million, with fixed annual interest rates ranging from 2.60% to 4.80%, payable monthly for terms ranging from four to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

The current portion of capital leases included in current maturities of long term debt was $4.0 million and $1.6 million as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, we had four promissory notes outstanding that were issued primarily in connection with acquisitions completed between February 2014 and August 2014 in an aggregate principal amount of $1.4 million. These promissory notes are payable either monthly or annually over less than one year to nine years, with annual effective interest rates ranging from 3.49% to 3.75%.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted average interest rate of our capital leases and other financing was 3.07% as of December 31, 2015 and was 3.49% as of December 31, 2014.

10.   EXTINGUISHMENT OF DEBT

As described in Note 9 above, concurrent with issuing the 2018 Notes in November 2013, we redeemed $61.1 million of our 2013 Notes issued in connection with the Exchange Offer. As such, during the fourth quarter of 2013, we wrote-off $1.6 million of previously deferred financing costs associated with the 2013 Notes and recorded the charge as loss on extinguishment of debt on the accompanying consolidated statements of operations.

In 2013, holders of our Convertible Notes tendered $6.4 million of Convertible Notes in exchange for 0.6 million shares of our common stock. As a result of this Conversion Event (as defined in the indenture governing the Convertible Notes) during the third quarter of 2013, we wrote-off $0.3 million of previously deferred financing costs, $3.7 million of derivative liabilities, and $0.8 million of unamortized discount. We recorded a loss on extinguishment of debt of $1.7 million, which is included on the accompanying consolidated statements of operations.

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

In connection with issuing the 2018 Notes and entering into the Second A/R Loan Agreement, we incurred $8.4 million of deferred financing costs. Deferred financing costs are classified as other assets on the accompanying consolidated balance sheet. These deferred financing costs are being amortized over the terms of the related agreements using the straight line method, which approximates the effective interest method.

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

The following table presents the fair value of our derivative instruments (in thousands) as of December 31, 2015 and 2014:

		Fair Value
		December 31,
Derivative Instruments Not Designated as Hedging Instruments under ASC 815	Balance Sheet Location	2015	2014
Warrants	Derivative liabilities	$67,401	$25,246

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the effect of derivative instruments (in thousands) on the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013, excluding income tax effects:

		Years Ended December 31,
Derivative Instruments Not Designated as Hedging Instruments under ASC 815	Location of Loss Recognized	2015	2014	2013
Warrants	Derivative loss	$(60,016)	$(3,556)	$(16,833)
Convertible Note embedded derivative (1)	Derivative loss	—	—	(13,131)
		$(60,016)	$(3,556)	$(29,964)

(1)    Our Convertible Notes embedded derivative was written-off in June 2013, as the remaining noteholders no longer had conversion rights after that date.

Warrant volume positions are presented as the number of shares underlying the instruments.  The table below presents our volume positions (in thousands) as of December 31, 2015, 2014, and 2013:

	Number of Shares
	December 31,
Derivative Instruments Not Designated as Hedging Instruments under ASC 815	2015	2014	2013
Warrants	2,361	2,999	3,000

We do not have any derivative instruments with credit features requiring the posting of collateral in the event of a credit downgrade or similar credit event.

12. OTHER LONG-TERM OBLIGATIONS AND DEFERRED CREDITS

Other long-term obligations and deferred credits are comprised primarily of contingent consideration obligations entered into with the former owners of acquired companies from 2012 through 2015 with terms ranging from two to six years. Our contingent consideration obligations are tied to varying thresholds of pre-determined sales volumes, WTI prices for the applicable year, and EBITDA and are recorded at their fair value (see Note 13). As of December 31, 2015 and 2014, our long-term contingent consideration obligations were $27.5 million and $3.0 million, respectively, and reflect the portion we expect to pay beyond one year of the balance sheet date. We expect our obligations to cease during 2021.

Our long-term deferred payment arrangements with the former owners of acquired companies range in terms from one to ten years. As of December 31, 2015, our long-term deferred payment obligation was $5.3 million, and reflects the portion we expect to pay beyond one year of the balance sheet date. We expect our obligations to cease during 2025. There were no long-term deferred payment arrangements as of December 31, 2014.

The remaining other long-term obligations and deferred credits balances consist primarily of our unrecognized tax benefits and related accrued interest and penalties (see Note 16).

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$67,401	$—	$67,401	$—
Contingent consideration, including current portion(1) (2) (3) (4) (5) (6)	30,119	—	—	30,119
	$97,520	$—	$67,401	$30,119

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$25,246	$—	$—	$25,246
Contingent consideration(1) (2)	5,344	—	—	5,344
	$30,590	$—	$—	$30,590

(1)
The current portion of contingent consideration is included in accrued liabilities in our consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our consolidated balance sheets.

(2)
Includes the fair value of the earn-out payments associated with the 2012 acquisition of Bode Gravel Co. and Bode Concrete LLC. The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments were capped at a fair value of $3.5 million as of December 31, 2015 and $5.3 million as of December 31, 2014.

(3)
Includes the fair value of the Mobile-Crete Earn-out (see Note 2). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to average annual WTI prices reaching certain predetermined levels from December 8, 2015 through December 7, 2016, using a discount rate of 3.50%. The fair value of the Mobile-Crete Earn-out was less than $0.1 million as of December 31, 2015.

(4)
Includes the fair value of the Right Away Earn-out (see Note 2). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of sales volume milestones, using a discount rate of 8.50%. The fair value of the Right Away Earn-out was $4.7 million as of December 31, 2015.

(5)
Includes the fair value of the Ferrara Bros. Contingent Consideration (see Note 2). The fair value was determined based on the expected vesting of incentive awards granted to the former owners at acquisition based on probability-weighted assumptions related to the achievement of certain EBITDA thresholds, using a discount rate of 10.53%. The fair value of the Ferrara Bros. Contingent Consideration was $21.2 million as of December 31, 2015.

(6)
Includes the fair value of the DuBrook Earn-out (see Note 2). The fair value was determined based on the expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of sales volume milestones, using a discount rate of 15.75%. The fair value of the DuBrook Earn-out was $0.7 million as of December 31, 2015.

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  The key inputs in determining our derivative liabilities include our stock price, stock price

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

volatility, and risk-free interest rates. As of December 31, 2015, observable market data existed for all of the key inputs in determining the fair value of our Warrants.

A reconciliation of the changes in Level 3 fair value measurements is as follows for December 31, 2015 and 2014 (in thousands):

	Warrants	Contingent Consideration
Balance at January 1, 2014	$21,690	$7,000
Total losses included in earnings (1)	3,560	—
Payment on contingent consideration	—	(1,656)
Write-off of derivative on exercised Warrants (2)	(4)	—
Balance at December 31, 2014	25,246	5,344
Acquisitions (3)	—	25,707
Total losses included in earnings (1)	19,551	932
Payment on contingent consideration	—	(1,864)
Write-off of derivative on exercised Warrants (2)	(4)	—
Issuances of equity, net of cash proceeds (4)	(56)	—
Transfer out (5)	(44,737)	—
Balance at December 31, 2015	$—	$30,119

(1)
Represents the loss on revaluation of Warrants from January 1, 2014 through June 30, 2015, which is included in derivative loss in our consolidated statements of operations, and the net gain on revaluation of contingent consideration, which is included in gain on revaluation of contingent consideration in our consolidated statements of operations. We recorded a net loss on revaluation of contingent consideration of $0.9 million in the year ended December 31, 2015, as result of the estimate of future WTI prices offset by accretion of interest for the passage of time as well as changes in the probability-weighted assumptions related to the achievement of sales volumes and certain EBITDA thresholds. No gain or loss on revaluation of contingent consideration was recognized in the year ended December 31, 2014.

(2)
Represents the pro rata portion of the derivative liability associated with exercised Warrants from January 1, 2014 through June 30, 2015 and measured at the date of share issuance, which is included in derivative loss in our consolidated statements of operations.

(3)
The liabilities for earn-outs and contingent considerations for acquisitions from 2014 and 2015 were valued using Monte Carlo simulations which incorporated probability-weighted assumptions related to the achievement of varying thresholds of pre-determined sales volumes, WTI prices for the applicable year, and EBITDA. Inputs into the models were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar observable inputs. The key inputs included discount rates ranging from 3.50% to 15.75%, a forecasted average of WTI prices from December 8, 2014 through December 7, 2016 from quoted sources, and management's estimates of future sales volumes and EBITDA.

(4)
Represents the pro rata portion of the derivative liability associated with exercised Warrants from January 1, 2014 through June 30, 2015 and measured at the date of share issuance, which is included in additional paid-in capital in our condensed consolidated balance sheets.

(5)
Transfer out of Level 3 financial liabilities was due to changes in the observability of market inputs used in the valuation of our Warrants. The transfer was measured as of June 30, 2015, the end of the period in which the transfer occurred.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.   STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	December 31,
	2015	2014
Shares authorized	100,000	100,000
Shares outstanding at end of period	14,871	13,978
Shares held in treasury	842	697

Under our restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001, and 10.0 million shares of preferred stock, $0.001 par value. Additionally, we are authorized to issue “blank check” preferred stock, which may be issued from time to time in one or more series upon authorization by our Board. The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes could, among other things, adversely affect the voting power of the holders of our common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of December 31, 2015 and 2014.

Common Stock Issuance

During the second quarter of 2015, we issued approximately 442,000 shares of common stock with a total value of $15.1 million as part of the consideration for the Ferrara Bros. acquisition (see Note 2).

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the repurchase program. We made no repurchases of our common stock during the year ended December 31, 2015 under the Share Repurchase Program. We made a related party share repurchase of our common stock during the second quarter of 2014 as discussed below.

Related Party Share Repurchase

During the second quarter of 2014, as part of the Share Repurchase Program, we paid $4.8 million in cash to Whippoorwill Associates, Inc. ("Whippoorwill") pursuant to a privately negotiated agreement to repurchase 200,000 shares of our common stock. We repurchased the shares for $24.12 per share, which was the closing price of our common stock on the NASDAQ stock market on the trading day prior to the repurchase. As of May 19, 2014, and prior to the transaction, Whippoorwill owned approximately 3.0 million shares, or approximately 21%, of our outstanding common stock and, as such, the transaction was considered a related party repurchase. In addition, we paid $0.1 million in legal fees associated with the Whippoorwill share repurchase. There were no related party share repurchases during the year ended December 31, 2015.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 145,000 shares during the year ended December 31, 2015, at a total value of approximately $6.3 million, and approximately 83,000 shares during the year ended December 31, 2014, at a total value of approximately $2.1 million. We accounted for the withholding of these shares as treasury stock.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.   WARRANTS

On August 31, 2010 (the "Effective Date"), we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock, and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock (collectively, the "Warrants").  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of the Effective Date. The Warrants have been included in derivative liabilities on the consolidated balance sheets (see Note 11) and are recorded at their fair value (see Note 13). The Warrants are also included in the potentially dilutive securities included in the calculation of diluted earnings (loss) per share as shares of our common stock would be issued if the Warrants were exercised (see Note 18). The Warrants are classified as a current liability on the consolidated balance sheets as they can be exercised by the holders at any time. As of December 31, 2015, there were 1.1 million of Class A Warrants and 1.3 million of Class B Warrants outstanding.

In connection with the issuance of the Class A Warrants, we entered into a Class A Warrant Agreement with American Stock Transfer & Trust Company, LLC, as warrant agent ("AST").  Subject to the terms of the Class A Warrant Agreement, each holder of a Class A Warrant is entitled to purchase one share of common stock at an exercise price of $22.69 per share.  In connection with the issuance of the Class B Warrants, the Company entered into a Class B Warrant Agreement (collectively with the Class A Warrant Agreement, the "Warrant Agreements") with AST.  Subject to the terms of the Class B Warrant Agreement, each holder of a Class B Warrant is entitled to purchase one share of common stock at an exercise price of $26.68 per share.  Subject to the terms of the Warrant Agreements, both classes of Warrants have a seven year term and will expire on the seventh anniversary of the Effective Date.  The Warrants may be exercised for cash or on a net issuance basis.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of our effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
Tax (benefit) expense at statutory rate	$(1,510)	35.0%	$8,306	35.0%	$(5,987)	35.0%
Add (deduct):
Rates different than statutory	(165)	3.8	—	—	—	—
State income taxes	(4,282)	99.2	2,797	11.8	1,037	(6.1)
Nondeductible items	1,025	(23.7)	1,304	5.5	970	(5.7)
Valuation allowance	(29,519)	684.1	(9,752)	(41.1)	495	(2.9)
Unrecognized tax benefit	390	(9.0)	369	1.5	(3,732)	21.8
Derivatives and note discount	—	—	(911)	(3.8)	8,369	(48.9)
Capital loss carryforward expiration	3,485	(80.8)	—	—	—	—
Depletion	(47)	1.1	—	—	—	—
Other	488	(11.3)	43	0.2	16	0.0
Income tax (benefit) expense from continuing operations	$(30,135)	698.4%	$2,156	9.1%	$1,168	(6.8)%

The amounts of our consolidated federal and state income tax (benefit) expense from continuing operations were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$5,493	$487	$130
State	1,843	1,674	1,144
Foreign	(43)	—	—
	7,293	2,161	1,274
Deferred:
Federal	$(29,712)	$(5)	$—
State	(7,779)	—	(106)
Foreign	63	—	—
	(37,428)	(5)	(106)
Income tax (benefit) expense from continuing operations	$(30,135)	$2,156	$1,168

Income tax (benefit) expense was allocated between continuing operations and discontinued operations as follows:

	Years Ended December 31,
	2015	2014	2013
Continuing operations	$(30,135)	$2,156	$1,168
Discontinued operations	(180)	172	(45)
Income tax (benefit) expense	$(30,315)	$2,328	$1,123

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Derivatives	$24,849	$8,463
Goodwill and other intangibles	4,165	6,747
Receivables	1,705	988
Inventory	4,114	4,264
Accrued insurance	5,170	4,021
Depletion	366	490
Deferred revenue	358	332
Stock compensation	769	986
Charitable contribution carryover	—	166
Other accrued expenses	7,465	5,224
Capital loss carryforward expiration	—	3,736
Net operating loss carryforwards	5,699	10,039
Other	2,024	1,507
Total gross deferred tax assets	56,684	46,963
Valuation allowance	(4,131)	(34,937)
Net deferred tax assets	52,553	12,026
Deferred income tax liabilities:
Property, plant and equipment, net	21,678	16,566
Total gross deferred tax liabilities	21,678	16,566
Net deferred tax asset (liability)	$30,875	$(4,540)

The allocation of deferred taxes between current and long-term as of December 31, 2015 and 2014 was as follows (in thousands):

	December 31,
	2015	2014
Current deferred tax asset, net	$—	$1,887
Long-term deferred tax asset, net	30,875	—
Long-term deferred tax liability, net	—	6,427
Net deferred tax asset (liability)	$30,875	$(4,540)

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of December 31, 2015 and 2014 in the amount of $4.1 million and $34.9 million, respectively, for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax asset as of December 31, 2015 was $30.9 million and our total net deferred tax liability as of December 31, 2014 was $4.5 million, respectively.

As of each reporting date, management considers all new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2015, we achieved a history of positive pre-tax

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

income and anticipate significant additional future pre-tax income to be generated, in part from our recently acquired businesses, which will result in higher U.S. Federal taxable income. For these reasons, management determined that sufficient positive evidence existed as of December 31, 2015 to conclude that it is more likely than not that additional deferred taxes of $29.5 million are realizable, and therefore, reversed a majority of the valuation allowance accordingly.

Under U.S. tax law, we have elected to treat our U.S. Virgin Island subsidiaries as controlled foreign corporations. As such, we consider the undistributed earnings of our U.S. Virgin Island subsidiaries as of December 31, 2015 to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $0.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We reorganized pursuant to Chapter 11 of the bankruptcy code under the terms of our plan of reorganization (the "Plan"), with an effective date of August 31, 2010.  Under our Plan, our previously outstanding 8.375% Senior Subordinated Notes due 2014 were cancelled, giving rise to cancellation of indebtedness income ("CODI").  The Internal Revenue Code ("IRC"), provides that CODI arising under a plan of bankruptcy reorganization is excludable from taxable income, but the debtor must reduce certain of its tax attributes by the amount of CODI realized under the Plan.  Based on the estimate of CODI and required tax attribute reduction, the effects of the Plan did not cause a significant change in our recorded net deferred tax liability.  Our required reduction in tax attributes, or deferred tax assets, was accompanied by a corresponding release of valuation allowance in prior years.

We underwent a change in ownership for purposes of Section 382 of the IRC as a result of our Plan and emergence from Chapter 11 on August 31, 2010.  As a result, the amount of our pre-change net operating losses ("NOL's"), and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the Plan. As of December 31, 2015, approximately $5.6 million of our federal NOL's are subject to annual Section 382 limitations. The ownership change and the resulting annual limitation on use of NOL's are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOL's available to offset taxable income in a specific year may result in the payment of income taxes before all NOL's have been utilized.

At December 31, 2015, we had unrecognized tax benefits of $4.1 million which, if recognized, would impact the effective tax rate. It is unlikely a reduction of unrecognized tax benefits will occur within the next 12 months. The unrecognized tax benefits are included as a component of other long-term obligations. During the years ended December 31, 2015, 2014 and 2013, we recorded interest and penalties related to unrecognized tax benefits of $0.1 million, less than $0.1 million and $0.1 million, respectively, which are included in income tax (benefit) expense in our consolidated statement of operations.  Total accrued penalties and interest at December 31, 2015 and 2014 was approximately $0.3 million and $0.2 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Unrecognized tax benefits at January 1	$3,636	$3,489	$6,598
Additions for tax positions related to current year	464	475	311
Additions for tax positions related to prior years	—	100	393
Reductions due to lapse of statute of limitations	—	(63)	(3,813)
Settlements	—	(365)	—
Unrecognized tax benefits at December 31	$4,100	$3,636	$3,489

We recognize interest and penalties related to uncertain tax positions in income tax expense.

We conduct business domestically and, as a result, U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. In the normal course of business, we are subject to examination in the U.S. federal jurisdiction, and generally in state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations for years before 2012.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. STOCK-BASED COMPENSATION

Management Equity Incentive Plan

As of December 31, 2015, there were 0.9 million shares remaining for future issuance under the Long Term Incentive Plan (the "LTI Plan").  The LTI Plan enables us to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash awards and performance awards to management, employees, and directors of the Company.

Stock-Based Compensation

Under authoritative accounting guidance, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award or, for performance-based awards, over the derived service period.  We have elected to use the long-form method of determining our pool of windfall tax benefits as prescribed under authoritative accounting guidance.

For the years ended December 31, 2015, 2014, and 2013, we recognized stock-based compensation expense related to restricted stock, restricted stock units and stock options of $5.8 million, $3.7 million, and $5.4 million, respectively, with a net tax-effected excess tax benefit recognized in 2015 in the amount of $5.0 million. There was no related excess tax benefit recognized in 2014 or 2013. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

As of December 31, 2015, there was approximately $5.0 million of unrecognized compensation cost related to restricted stock units and restricted stock awards, net of estimated forfeitures. As of December 31, 2015, we expect to recognize the related compensation cost over a weighted-average period of approximately 1.0 year.

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

Restricted stock unit activity for the year ended December 31, 2015 was as follows (shares in thousands):

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested restricted stock units outstanding at beginning of period	22	$25.57
Granted	16	50.11
Vested	(22)	25.57
Forfeited	—	—
Unvested restricted stock units outstanding at end of period	16	$50.11

During 2015, 2014, and 2013, the weighted-average grant date fair value of restricted stock units granted was $50.11, $25.57 and $16.89, respectively. The fair value of our restricted stock units was determined based upon the price of our common stock on the date of grant.

During 2015, 2014, and 2013, the total fair value of restricted stock units vested was $0.6 million, $0.6 million and $1.4 million, respectively.

Compensation expense associated with awards of restricted stock units was $0.6 million, $0.6 million and $2.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. For restricted stock units that were granted prior to May 2013, there was an equivalent number of incentive restricted stock units, "IRSU's," issued. These IRSU's represented the right to receive

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

0.35020 of a share of common stock upon satisfaction of certain criteria. Compensation costs for 2013 associated with our restricted stock units included $1.2 million for achievement of the performance goal associated with delivery of a conversion event notice related to our Convertible Notes, which occurred on June 18, 2013, triggering the conversion of certain previously vested IRSU's into approximately 69,000 common shares. No compensation expense had previously been recognized for these grants, as achievement of the performance goal was not considered probable.

Restricted Stock Awards

Restricted stock awards are subject to restrictions on transfer and certain conditions to vesting.  The restricted stock awards issued to date consist of a 60% time-vested component and a 40% stock performance hurdle component. The time-vested component vests annually over a two or three year period. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds. During the restriction period, the holders of restricted stock are entitled to vote and receive dividends, thus these awards are included in our outstanding shares of common stock.

Restricted stock award activity for the year ended December 31, 2015 was as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock awards outstanding at beginning of period	434	$13.30
Granted	219	30.50
Vested	(418)	14.06
Forfeited	(19)	27.64
Unvested restricted stock awards outstanding at end of period	216	$28.75

During 2015, 2014, and 2013, the weighted-average grant date fair value of restricted stock awards granted was $30.50, $21.11 and $11.55, respectively. The fair value of restricted stock awards subject only to time-vesting restrictions was determined based upon the price of our common stock on the date of grant. The fair value of restricted stock subject to our common stock reaching certain price thresholds was determined utilizing a Monte Carlo financial valuation model which is appropriate for path-dependent options. Compensation expense determined utilizing the Monte Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds. The range of assumptions used to estimate the fair value of performance-based restricted stock awards granted during the years ended December 31, 2015, 2014, and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Expected term (years)	0.70 - 1.00	0.08 - 1.08	0.17 - 1.17
Expected volatility	36.7%	38.6% - 42.6%	41.3% - 43.3%
Risk-free interest rate	0.93%	0.87% - 1.17%	0.38% - 0.68%
Weighted-average grant date fair value	$21.47 - $24.94	$14.18 - $26.42	$5.51 - $16.32

During 2015, 2014, and 2013, the total fair value of restricted stock awards vested was $5.9 million, $1.5 million and $3.0 million, respectively.

Compensation expense associated with restricted stock awards under our incentive compensation plan was $5.2 million, $3.1 million and $2.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. During 2015, we modified the terms of certain of our restricted stock awards issued during 2015, 2014, and 2013, resulting in the accelerated vesting of the time-vested component. The incremental compensation expense associated with the modification of these restricted stock awards was $0.2 million for 2015.

Stock Options

Proceeds from the exercise of stock options are credited to common stock at par value, and the excess is credited to additional paid-in capital. We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

pricing model.  We determined the expected volatility using the historical and implied volatilities of a peer group of companies given the limited trading history of our common stock at the time.  For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option.  The expected life of an option represents the weighted average period of time that an option grant is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns. There were no stock option grants in 2015, 2014 or 2013. Options outstanding at December 31, 2015 relate to grants prior to 2013.

Compensation expense related to stock options was less than $0.1 million during the years ended December 31, 2014 and 2013. There was no compensation expense related to stock options for the year ended December 31, 2015.   Stock option activity for the year ended December 31, 2015 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	46	$18.46
Granted	—	—
Exercised	(15)	20.84
Forfeited and expired	—	—
Options outstanding at end of year	31	$17.32
Options exercisable at end of year	31	$17.32

The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $0.5 million, $0.2 million, and $0.1 million, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2015 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$12.00 - $12.00	10	4.51	$12.00	10	$12.00
$15.00 - $15.00	11	4.52	15.00	11	15.00
$22.69 - $22.69	5	4.52	22.69	5	22.69
$26.68 - $26.68	5	4.52	26.68	5	26.68
$12.00 - $26.68	31	4.52	$17.32	31	$17.32

The aggregate intrinsic value of outstanding and exercisable stock options was $1.1 million, $0.5 million, and $0.5 million at December 31, 2015, 2014, and 2013, respectively.

18. NET EARNINGS (LOSS) PER SHARE

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the years ended December 31, 2015 and 2014, in thousands:

	Years Ended December 31,
	2015	2014
Numerator:
Income from continuing operations	$25,820	$21,575
Loss from discontinued operations, net of taxes	(320)	(993)
Numerator for basic and diluted earnings per share	$25,500	$20,582

Denominator:
Basic weighted average common shares outstanding	14,080	13,541
Restricted stock and restricted stock units	170	210
Warrants	1,295	136
Stock options	15	11
Denominator for diluted earnings per share	15,560	13,898

We have not included a reconciliation of the components of the basic and diluted earnings per share calculations for the year ended December 31, 2013 as we reported losses from continuing and discontinued operations in the accompanying consolidated statements of operations for that year, and thus the share count used in the basic and diluted calculation is the same.

For the year ended December 31, 2015, there were no potentially dilutive shares excluded from the calculation of diluted earnings (loss) per share. For the years ended December 31, 2014, and 2013, our potentially dilutive shares excluded from the calculation of diluted earnings (loss) per share included shares underlying our restricted stock awards, restricted stock units, stock options, and Warrants. For the year ended December 31, 2013, our potentially dilutive shares also included the shares underlying our Convertible Notes. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	Years Ended December 31,
	2014	2013
Potentially dilutive shares:
Convertible Notes	—	349
Unvested restricted stock awards and restricted stock units	84	516
Stock options	14	80
Warrants	1,500	3,000
Total potentially dilutive shares	1,598	3,945

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.   BUSINESS SEGMENTS

Our two reportable segments consist of ready-mixed concrete and aggregate products, as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following principal markets: Texas, northern California, New York, New Jersey, Washington, D.C., and Oklahoma. With the acquisition of the ready-mixed concrete businesses during the fourth quarter of 2015 (see Note 2), we have further expanded our ready-mixed concrete segment to serve the U.S Virgin Islands market. Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New York, and New Jersey markets in which our ready-mixed concrete segment operates. With the acquisition of sand and gravel operations during the third quarter of 2015 (see Note 2), we have expanded our aggregate products segment to serve the southern Oklahoma market. Further, with the Heavy acquisition during the fourth quarter of 2015 (see Note 2), we have expanded our aggregates products segment to serve the U.S. Virgin Islands market. Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, ARIDUS® Rapid Drying Concrete technology, brokered product sales, a recycled aggregates operation, an aggregates distribution operation, and an industrial waterfront marine terminal and sales yard. The financial results of the acquisitions completed in 2015, 2014, and 2013 have been included in their respective reportable segment or in other products as of their respective acquisition dates.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding interest, income taxes, depreciation, depletion and amortization, derivative gain (loss), gain or loss on revaluation of contingent consideration, and gain or loss on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company’s compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

•	non-cash stock compensation expense;

•	acquisition-related professional fees; and

•	corporate officer severance expense.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Years ended December 31,
	2015	2014	2013
Revenue:
Ready-mixed concrete
Sales to external customers	$876,633	$632,787	$545,302
Aggregate products
Sales to external customers	34,191	31,662	21,715
Intersegment sales	26,248	20,956	16,498
Total aggregate products	60,439	52,618	38,213
Total reportable segment revenue	937,072	685,405	583,515
Other products and eliminations	37,645	18,309	14,640
Total revenue	$974,717	$703,714	$598,155

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$131,940	$84,706	$58,583
Aggregate products	14,996	10,549	7,192
Total reportable segment Adjusted EBITDA	$146,936	$95,255	$65,775

Reconciliation of reportable segment Adjusted EBITDA to income (loss) from continuing operations before income taxes:
Total reportable segment Adjusted EBITDA	$146,936	$95,255	$65,775
Other products and eliminations income from operations	8,704	3,082	2,615
Corporate overhead, net of insurance allocations	(39,012)	(30,870)	(29,957)
Depreciation, depletion and amortization for reportable segments	(38,767)	(20,362)	(15,777)
Interest expense, net	(21,734)	(20,431)	(11,332)
Corporate gain on early extinguishment of debt	—	11	985
Corporate derivative loss	(60,016)	(3,556)	(29,964)
Loss on revaluation of contingent consideration	(932)	—	—
Corporate, other products and eliminations other income, net	506	602	550
(Loss) income from continuing operations before income taxes	$(4,315)	$23,731	$(17,105)

Capital Expenditures:
Ready-mixed concrete	$12,321	$21,754	$12,236
Aggregate products	7,859	9,128	5,773
Other	4,797	1,685	1,979
Total capital expenditures	$24,977	$32,567	$19,988

Revenue by Product:
Ready-mixed concrete	$876,633	$632,787	$545,302
Aggregate products	34,191	31,662	21,715
Aggregate distribution	28,393	4,892	—
Building materials	17,533	15,410	14,656
Lime	9,250	10,459	7,356
Hauling	5,425	4,221	4,533
Other	3,292	4,283	4,593
Total revenue	$974,717	$703,714	$598,155

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31,
	2015	2014	2013
Identifiable Assets:
Ready-mixed concrete and concrete-related products	$166,837	$126,141	$91,776
Aggregate products	65,937	40,878	36,819
Other products and corporate	15,349	9,505	9,965
Total identifiable assets	$248,123	$176,524	$138,560

20.   RISK CONCENTRATION

We grant credit, generally without collateral, to our customers, which include general contractors, municipalities and commercial companies located primarily in Texas, northern California, New Jersey, New York, Pennsylvania, Washington D.C., Oklahoma, and the U.S. Virgin Islands. Consequently, we are subject to potential credit risk related to changes in business and economic factors in those states and territories.  We generally have lien rights in the work we perform, and concentrations of credit risk are limited because of the diversity of our customer base. Further, our management believes that our contract acceptance, billing and collection policies are adequate to limit potential credit risk.

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms.  As of December 31, 2015, approximately 976 of our employees, or 36.1% of our workforce, were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2016 and 2019. As of December 31, 2014, approximately 617 of our employees, or 28.8% of our workforce, were represented by agreements that expire on a staggered basis between 2015 and 2019.

21.   SIGNIFICANT CUSTOMERS AND SUPPLIERS

We did not have any customers that accounted for more than 10% of our revenues or any suppliers that accounted for more than 10% of our cost of goods sold in 2015, 2014 or 2013. We did not have any customers that accounted for more than 10% of our accounts receivable as of December 31, 2015 or December 31, 2014.

22.   COMMITMENTS AND CONTINGENCIES

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

As of March 3, 2016, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2015.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2015.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Lease Payments

We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total consolidated expense for such operating leases amounted to $17.4 million in 2015, $11.9 million in 2014, and $11.2 million in 2013.

Future minimum rental payments with respect to our operating lease obligations as of December 31, 2015, are as follows (in thousands):

Year Ending December 31,
2016	$13,529
2017	12,575
2018	10,575
2019	7,446
2020	3,288
Thereafter	18,157
$65,570

Our annual lease expense differs from our future minimum rental payments as a result of month to month equipment leases to support our operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Insurance Programs

We maintain third-party insurance coverage against certain risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $12.0 million as of December 31, 2015, compared to $9.5 million as of December 31, 2014, which is recorded in accrued liabilities.

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $16.4 million in performance bonds that various contractors, states and municipalities have required as of December 31, 2015. The bonds principally relate to construction contracts, reclamation obligations and licensing and permitting.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

23.   EMPLOYEE BENEFIT PLANS AND MULTI-EMPLOYER PENSION PLANS

Defined Contribution 401(k) Plan

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 60% of their annual compensation or the maximum amount IRS regulations permit.  During 2015, we matched 100% of the first 4% of employee contributions. During 2014, we matched 100% of the first 1% of employee contributions and 50% of the next 5% of employee contributions. During 2013, we matched 50% of employee contributions up to a maximum of 6% of their compensation.  We paid matching contributions of $2.9 million in 2015, $1.5 million in 2014, and $1.0 million in 2013.

Multi-Employer Pension Plans

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis.  Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. The risks of participating in these multi-employer pension plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We were not required to record a liability in fiscal 2015 or 2014 for full and partial withdrawals from any multi-employer pension plans. For additional information regarding our potential future obligations, see Note 22.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension Fund	EIN / PPN	Pension Protection Act Zone Status		FIP / RP Status Pending / Implemented	Contributions (in Thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2014 and 2015	2013		2015	2014	2013
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	No	$4,357	$3,568	$3,204	No	6/30/2016 to 8/31/2018
Operating Engineers Pension Trust Fund	94-6090764/001	Orange	Orange	Yes	1,173	933	837	No	7/1/2017
Local 282 Pension Trust Fund	11-6245313/001	Green	Green	No	829	819	650	No	6/30/2016
Trucking Employees of North Jersey Pension Fund	22-6063702/001	Red	Red	Yes	615	559	513	No	4/30/2018
Pension Fund Local 445	13-1864489/001	Green	Yellow	Yes	200	184	193	No	6/30/2017
Operating Engineers 825 Pension Fund	22-6033380/001	Green	Orange	Yes	178	161	151	Yes	3/31/2016 to 3/31/2019
Automotive Industries Pension Plan	94-1133245/001	Red	Red	Yes	102	179	180	No	7/31/2016
Other	Various	Various	Various	Various	604	540	495	Various	6/30/2016 to 6/30/19
					$8,058	$6,943	$6,223

Contributions to the Western Conference of Teamsters Pension Plan increased from 2014 to 2015 due primarily to the impact of employees added as part of the Right Away acquisition during 2015. At the date that these consolidated financial statements were issued, Forms 5500 were generally not available for the plan year ending in 2015.

24.   QUARTERLY SUMMARY (unaudited)

	Year Ended December 31, 2015
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue - continuing operations	$171,338	$244,695	$295,111	$263,573
Net (loss) income	$(10,484)	$9,703	$1,619	$24,662
Net (loss) income per share-basic	$(0.77)	$0.69	$0.11	$1.70
Net (loss) income per share-diluted	$(0.77)	$0.64	$0.10	$1.53

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

25.   SUBSEQUENT EVENT

On February 29, 2016, we completed the acquisition of all the assets of Greco Brothers Concrete of L.I., Inc. ("Greco"), in Brooklyn, New York. The purchase price was $15.8 million in cash, plus closing adjustments of $0.9 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. Greco operates two ready-mixed concrete plants and a fleet of 37 mixer trucks. The Greco acquisition further expands our ready-mixed concrete operations in our existing New York market. We will prepare the preliminary purchase price allocation for this acquisition as soon as practical, but no later than one year from the acquisition date.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2015, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

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

On October 27, 2015, we acquired the equity of Heavy Materials, LLC ("Heavy") and Spartan Products, LLC ("Spartan"). Our management has acknowledged that it is responsible for establishing and maintaining a system of internal controls over financial reporting for Heavy and Spartan. We are in the process of integrating Heavy and Spartan, and, therefore, have excluded Heavy and Spartan from our December 31, 2015 assessment of the effectiveness of internal control over financial reporting. The impact of the Heavy and Spartan transactions have not, nor are they expected to, materially affect our internal control over financial reporting. Heavy and Spartan represented 5.1% of our consolidated total assets and 0.4% of our consolidated revenues included in our consolidated financial statements as of and for the year ended December 31, 2015. Management will include Heavy and Spartan in its fiscal 2016 assessment of internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

Grant Thornton LLP, the Company's independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
U.S. Concrete, Inc.
We have audited the internal control over financial reporting of U.S. Concrete, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Heavy Materials, LLC and Spartan Products, LLC, whose financial statements reflect total assets and revenues constituting 5.1 percent and 0.4 percent, respectively, of the related consolidated financial statement accounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, Heavy Materials, LLC and Spartan Products, LLC were acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Heavy Materials, LLC and Spartan Products, LLC.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 4, 2016

Item 9B.    Other Information

Not applicable.

PART III

Except as otherwise indicated, in Items 10, 11, 12, 13 and 14 below, pursuant to the General Instructions to Form 10-K, we intend to incorporate by reference the information we refer to in those Items from the definitive proxy statement for our 2016 Annual Meeting of Stockholders (our "2016 Annual Proxy Statement"). We intend to file our 2016 Annual Proxy Statement with the Securities and Exchange Commission on or about April 1, 2016, but in any event within 120 days after the fiscal year ended December 31, 2015.

Item 10.    Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Annual Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11.    Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Program and Risk Management,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the 2016 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, for the information this Item requires, please see the information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the 2016 Annual Proxy Statement, which is incorporated in this Item by this reference.

Equity Compensation Plan Information

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers or consolidations.

The following table summarizes, as of December 31, 2015, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans (in thousands). These plans use or are based on shares of our common stock. We do not have any equity compensation plans not approved by security holders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	31	$17.32	900

(1)
We adopted a management equity incentive plan (the "2010 Plan"), effective as of August 31, 2010, under which 9.5% of the equity of the Company authorized pursuant to our Plan of Reorganization, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the Company. On January 23, 2013, we adopted, and on May 15, 2013, the Company’s stockholders approved the U.S. Concrete Long Term Incentive Plan (the “2013 Plan”), which allows, among other things, for approximately 0.5 million shares of common stock to be reserved for grant as equity-based awards to our management, employees, and directors. The 2013 Plan enables us to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash awards, and performance awards. We reserved 2.7 million shares of common stock for issuance in connection with the 2010 and 2013 Plans, and, as of December 31, 2015, there were 0.9 million shares remaining for future issuance.

 Item 13.    Certain Relationships and Related Transactions, and Director Independence

For the information this Item requires, please see the information under the headings “Certain Relationships and Related Transactions” and "Information Concerning the Board of Directors and Committees - Board of Directors - Director Independence" in the 2016 Annual Proxy Statement, which is incorporated in this Item by this reference.

Item 14.    Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred by U.S. Concrete to Independent Registered Public Accounting Firm” in the 2016 Annual Proxy Statement, which is incorporated in this Item by this reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements on page 55 of this report.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

(3) Exhibits.

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits appearing on pages 108-110 of this Report and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: March 4, 2016	By:	/s/ William J. Sandbrook
William J. Sandbrook President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2016.

Signature	Title

/s/ William J. Sandbrook	President and Chief Executive Officer and Director (Principal Executive Officer)
William J. Sandbrook

/s/ Joseph C. Tusa, Jr.	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Joseph C. Tusa, Jr.

/s/ Kurt M. Cellar	Director
Kurt M. Cellar

/s/ Eugene I. Davis	Director
Eugene I. Davis

/s/ Michael D. Lundin	Director
Michael D. Lundin

/s/ Robert M. Rayner	Director
Robert M. Rayner

/s/ Theodore P. Rossi	Director
Theodore P. Rossi

/s/ Colin M. Sutherland	Director
Colin M. Sutherland

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*
—Asset Purchase Agreement dated August 2, 2012 by and among U.S. Concrete, Inc. and Central Precast Concrete, Inc., San Diego Precast Concrete, Inc., Sierra Precast Inc. and Oldcastle Precast, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 3, 2012 (File No. 001-34530)).

2.2*
—Equity Purchase Agreement, dated as of October 17, 2012, by and between Randolph R. Boardman and Terri L. Boardman, Trustees under the Randolph R. Boardman and Terri L. Boardman Family Trust Agreement dated January 21, 1997, Douglas H. Boardman and Lauren Boardman, Trustees of the Douglas H. Boardman and Lauren Boardman Family Trust, Danvers M. Boardman, III, Trustee under the DMB III Trust Agreement dated July 12, 2008 and Kathy M. Boardman, Trustee under the KMSB Trust Agreement dated June 26, 2008, as Sellers, and Randolph R. Boardman, Terri L. Boardman, Douglas H. Boardman, Lauren Boardman, Danvers M. Boardman III and Kathy M. Boardman, on the one hand, and Central Concrete Supply Co., Inc., and U.S. Concrete, Inc., on the other hand (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 18, 2012 (File No. 001-34530.))

2.3*
—Share Purchase Agreement, dated as of April 1, 2015, by and among USCF&B AcquisitionCo LLC, Ferrara Bros. Building Materials Corp., Ferrara Family Holdings, Inc. and Joseph J. Ferrara, in his capacity as Seller's Representative. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 2, 2015 (File No. 001-34530)).

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
3.3*
—Amendment No. 1 to Third Amended and Restated Bylaws of U.S. Concrete, Inc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 18, 2015 (File No. 001-34530)).

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

4.3*
—Class B Warrant Agreement, dated as of August 31, 2010, by and among U.S. Concrete, Inc., subsidiaries named therein, and U.S. Bank National Association, as noteholder collateral agent (incorporated by reference to Exhibit 5 to the Company’s Registration Statement on Form 8-A filed on August 31, 2010 (File No. 000-26025)).

4.4*
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

4.5*
—Indenture, dated as of November 22, 2013, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 22, 2013 (File No. 001-34530)).

4.6*
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

10.1*†
—Severance Agreement, dated as of July 31, 2007, by and between U.S. Concrete, Inc. and Jeff L. Davis (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34530)).

10.2*†
—First Amendment to Severance Agreement, effective as of December 31, 2008, by and between U.S. Concrete, Inc. and Jeff L. Davis (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-34530)).

10.3*†	—U.S. Concrete, Inc. Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.4*†	—U.S. Concrete, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.5*†	—Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 2, 2010 (File No. 000-26025)).
10.6*†
—Executive Severance Agreement, effective as of August 22, 2011 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2011 (File No. 001-34530)).

10.7*†
—Indemnification Agreement, effective as of August 22, 2011 between U.S. Concrete, Inc. and William J. Sandbrook (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2011 (File No. 001-34530)).

10.8*†
—Executive Severance Agreement dated January 23, 2013 by and between U.S. Concrete, Inc. and Niel L. Poulsen (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K dated March 8, 2013 (File No. 001-34530)).

10.9*†	—Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2013 (File No. 0001-34530)).
10.10*†	—U.S. Concrete, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 17, 2013 (File No. 001-34530)).
10.11*†	—U.S. Concrete, Inc. Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 17, 2013 (File No. 001-34530)).
10.12*†	—U.S. Concrete, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2013 (File No. 001-34530)).
10.13*†	—Form of Restricted Stock Agreement (Employee Form) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 1, 2013 (File No. 001-34530)).
10.14*
—First Amended and Restated Loan and Security Agreement, dated as of October 29, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 29, 2013 (File No. 001-34530)).

10.15*†
—U.S. Concrete, Inc. Management Equity Incentive Plan effective January 1, 2013 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K dated March 7, 2014 (File No. 001-34530)).

10.16*†
—Executive Severance Agreement dated August 1, 2013 by and between U.S. Concrete, Inc. and Paul M. Jolas (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K dated March 7, 2014 (File No. 001-34530)).

10.17*
—Subscription Agreement, dated as of April 1, 2015, by and among U.S. Concrete Inc., Ferrara Family Holdings, Inc. and the beneficial owners of Ferrara Family Holdings, Inc. named therein. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2015 (File No. 001-34530).

10.18*	—U.S. Concrete, Inc. and Subsidiaries 2015 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated May 8, 2015 (File No. 001-34530)).
10.19*
—Amended and Restated Limited Liability Company Agreement of Ferrara Bros., LLC, effective as of April 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-34530)).

10.20*+
—Ferrara Bros., LLC Class B Incentive Interests Award Agreement, effective as of April 11, 2015, between Ferrara Bros., LLC and 2G FB LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated August 6, 2015 (File No. 001-34530)).

10.21*†	—Offer Letter to Ronnie Pruitt, dated October 6, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2015 (File No. 001-34530)).
10.22*†
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and Ronnie Pruitt, dated October 26, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 23, 2015 (File No. 001-34530)).

10.23*†
—Indemnification Agreement, by and between U.S. Concrete, Inc. and Ronnie Pruitt, dated October 26, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 23, 2015 (File No. 001-34530)).

10.24*
—Second Amended and Restated Loan and Security Agreement, dated as of November 18, 2015, by and among U.S. Concrete, Inc., certain of its subsidiaries parties thereto, certain lender parties thereto, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 18, 2015 (File No. 001-34530)).

10.25*†	—Offer Letter to Joseph Tusa, dated January 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 14, 2016 (File No. 001-34530)).
10.26*†
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr., dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2016 (File No. 001-34530)).

10.27*†
—Indemnification Agreement, dated February 1, 2016, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2016 (File No. 001-34530)).

10.28†+	—U.S. Concrete, Inc. and Subsidiaries 2016 Annual Incentive Plan
12.1	—Ratio of Earnings to Fixed Charges.
21.1	—Subsidiaries.
23.1	—Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	—Rule 13a-14(a)/15d-14(a) Certification of William J. Sandbrook.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Joseph C. Tusa, Jr.
32.1	—Section 1350 Certification of William J. Sandbrook.
32.2	—Section 1350 Certification of Joseph C. Tusa, Jr.
95.1	—Mine Safety Disclosure.
101.INS	—Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*   Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.