Form 10-K/A
period 2015-12-31
US CONCRETE INC
filed 2016-04-27
CIK 1073429

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

We filed our Annual Report on Form 10-K for the year ended December 31, 2015 on March 4, 2016 (the “Original Report”). This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to restate our 2015 consolidated financial statements to:

•
eliminate from our consolidated balance sheet as of December 31, 2015, a $24.8 million deferred tax asset (the “Deferred Tax Asset”) related to our outstanding common stock purchase warrants (the “Warrants”, which Warrants are described more fully in Note 15 to our consolidated financial statements included with this Amendment), and increase income tax expense by $24.8 million in our consolidated statement of operations for the year ended December 31, 2015; and

•
eliminate a $6.1 million tax deduction (the "Tax Deduction") included in income tax benefit in our consolidated statement of operations for the year ended December 31, 2015 and increase accrued liabilities by $5.9 million and decrease prepaid expenses by $0.2 million in our consolidated balance sheet as of December 31, 2015 related to the exercise of Warrants during 2015.

Prior to the fourth quarter of 2015, we maintained a valuation allowance on our net deferred tax assets because we were still in a three year cumulative loss position. During the fourth quarter of 2015, we concluded that the valuation allowance on a portion of our net deferred tax assets could be reversed (as described more fully in Note 16 to our consolidated financial statements included with this Amendment). We reflected the reversal of the valuation allowance in our consolidated statement of operations for the year ended December 31, 2015 and, therefore, the Deferred Tax Asset had no valuation allowance recorded against it as of December 31, 2015. Due to the prior valuation allowance, there is no net impact from these adjustments to our consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in equity, or consolidated statements of cash flow for any quarterly or annual period prior to December 31, 2015. As a result, we are not restating our consolidated financial statements for any periods prior to 2015, but will restate the prior periods tax footnote disclosures within our 2015 consolidated financial statements.
Management and the Audit Committee of the Company's Board of Directors concluded that the Deferred Tax Asset was based on a tax position that did not meet the required more likely than not threshold in order to be recorded on the consolidated balance sheet in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 (Income Taxes) ("ASC 740"), and that the Deferred Tax Asset and related Tax Deduction were accordingly recorded in error. Management and the Audit Committee further concluded that the Deferred Tax Asset and Tax Deduction should be reversed and a liability for resulting potential tax liabilities should be recorded, following generally accepted accounting principles based on ASC 740.
This Amendment includes restatements of the following financial statements:

•	consolidated balance sheet at December 31, 2015;

•	consolidated statement of operations for the year ended December 31, 2015;

•	consolidated statement of change in equity for the for the year ended December 31, 2015; and

•	consolidated statement of cash flows for the year ended December 31, 2015.

Management has evaluated the effect of the restatement on its prior conclusions on the effectiveness of the internal control over financial reporting and disclosure controls and procedures of the Company as of December 31, 2015. In connection with management’s re-evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, management determined that the Company did not maintain effective controls over the accuracy and presentation of the accounting for income taxes, including the income tax provision and related tax assets and liabilities. The Company has amended its disclosures pertaining to its evaluation of such controls and procedures in this Amendment to report a material weakness in those controls and procedures and will report that its internal control over financial reporting and its disclosure controls and procedures were not effective as of December 31, 2015.
Additionally, during the fourth quarter of 2015, we acquired two entities that have been designated as non-guarantor subsidiaries for purposes of our 8.50% Senior Secured Notes due 2018 (the “2018 Notes”) (as described more fully in Note 9 to our consolidated financial statements included in this Amendment). As such, at December 31, 2015, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X. We had no non-guarantor subsidiaries for any quarterly or annual period prior to December 31, 2015. This Amendment includes the previously omitted condensed consolidating footnote disclosure required by Rule 3-10 of Regulation S-X relating to our outstanding 2018 Notes.

We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report, other than Items 1, 1A, 6, 7, 8 and 9A of the Original Report. In addition, we have filed updated management certifications as exhibits 31.1, 31.2, 32.1 and 32.2.
Other than as noted above, no other changes have been made to the Original Report. In addition, this Amendment does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings subsequent to the filing of the Original Report.

U.S. CONCRETE, INC.
FORM 10-K/A
For the Year Ended December 31, 2015

Cautionary Statement Concerning Forward-Looking Statements

Certain statements and information in this Amendment No. 1 to our Annual Report on Form 10-K/A may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

Known material factors that could cause our actual results to differ from those in the forward-looking statements include those described in “Risk Factors” in Part I, Item 1A of this Amendment.

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

We operate principally in Texas, northern California and New York / New Jersey, with those markets representing approximately 40%, 29%, and 26%, respectively, of our consolidated revenue for the year ended December 31, 2015. We believe we are well positioned for strong growth in these attractive regions and segments. According to estimates from the Portland Cement Association ("PCA"), the states in which we operate represent a total of approximately 27% of the 2015 consumption of ready-mixed concrete in the United States, which favorably positions us to capture additional market share in this fragmented industry. Total revenue from continuing operations for the year ended December 31, 2015 was $974.7 million, of which we derived approximately 89.9% from our ready-mixed concrete segment, 3.5% from our aggregate products segment (excluding $26.2 million sold internally) and 6.6% from our other operations. For the year ended December 31, 2015, we had a net loss of $5.4 million, loss from continuing operations of $5.1 million, and Adjusted EBITDA (as defined herein) of $131.9 million. Please see "Basis of Presentation" in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 19, "Business Segments," to our consolidated financial statements in this Amendment for additional information regarding and a reconciliation of Adjusted EBITDA.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness, if not corrected, could affect the reliability of our financial statements and have other adverse consequences.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal control over financial reporting. This report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2015 relating to the accuracy and presentation of the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Failure to have effective internal controls could lead to a misstatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the market price of our securities could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

We intend to take action to remediate the material weakness and improve the effectiveness of our internal control over financial reporting. However, we can give no assurances that the measures we take will remediate the material weakness identified or that any additional material weaknesses will not arise in the future due to our failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or ensure the fair presentation of our financial statements included in our periodic reports filed with the SEC.

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

PART II

Item 6.    Selected Financial Data

The following table provides selected condensed consolidated financial data for the periods shown (in thousands). The data has been derived from our audited consolidated financial statements. Our results are not necessarily indicative of future performance or results of operations. All of the data in the table should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in this Amendment.

	2015	2014	2013	2012	2011
	(Restated)
	(in thousands, except per share data)
FOR THE YEAR
Revenue	$974,717	$703,714	$598,155	$517,221	$428,036
(Loss) income from continuing operations	$(5,094)	$21,575	$(18,273)	$(24,351)	$(7,925)
Loss from discontinued operations, net of taxes (1)	$(320)	$(993)	$(1,856)	$(1,388)	$(3,778)
Net (loss) income	$(5,414)	$20,582	$(20,129)	$(25,739)	$(11,703)
PER SHARE INFORMATION
Basic (loss) income per share:
(Loss) income from continuing operations	$(0.36)	$1.59	$(1.42)	$(2.00)	$(0.66)
Loss from discontinued operations, net of taxes	(0.02)	(0.07)	(0.14)	(0.11)	(0.31)
Net (loss) income per share - basic	$(0.38)	$1.52	$(1.56)	$(2.11)	$(0.97)
Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.36)	$1.55	$(1.42)	$(2.00)	$(0.66)
Loss from discontinued operations, net of taxes	(0.02)	(0.07)	(0.14)	(0.11)	(0.31)
Net (loss) income per share - diluted	$(0.38)	$1.48	$(1.56)	$(2.11)	$(0.97)
POSITION AS OF END OF YEAR
Total assets	$687,846	$460,528	$413,990	$279,724	$269,654
Total debt	$281,749	$220,437	$214,144	$63,459	$61,086

(1) Our results for 2011 - 2013 have been recast to reflect our Pennsylvania precast operation as discontinued operations, as a result of its reclassification to held for sale effective as of December 31, 2014. We completed the sale of this operation in June 2015.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements we make in the following discussion that express a belief, expectation or intention, as well as those that are not historical fact are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, or market conditions or industry results, could differ materially from those we express in the following discussion as a result of a variety of factors, including the risks and uncertainties to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report and “Risk Factors” in Item 1A of this Amendment.

Restatement

We filed our Annual Report on Form 10-K for the year ended December 31, 2015 on March 4, 2016 (the “Original Report”). This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to restate our 2015 consolidated financial statements to:

•
eliminate from our consolidated balance sheet as of December 31, 2015, a $24.8 million deferred tax asset (the “Deferred Tax Asset”) related to our outstanding common stock purchase warrants (the “Warrants”, which Warrants are described more fully in note 15 to our consolidated financial statements included with this Amendment), and increase income tax expense by $24.8 million in our consolidated statement of operations for the year ended December 31, 2015; and

•
eliminate a $6.1 million tax deduction (the "Tax Deduction") included in income tax benefit in our consolidated statement of operations for the year ended December 31, 2015 and increase accrued liabilities by $5.9 million and decrease prepaid expenses by $0.2 million in our consolidated balance sheet as of December 31, 2015 related to the exercise of Warrants during 2015.

Prior to the fourth quarter of 2015, we maintained a valuation allowance on our net deferred tax assets because we were still in a three year cumulative loss position. During the fourth quarter of 2015, we concluded that the valuation allowance on a portion of our net deferred tax assets could be reversed (as described more fully in Note 16 to our consolidated financial statements included with this Amendment). We reflected the reversal of the valuation allowance in our consolidated statement of operations for the year ended December 31, 2015 and, therefore, the Deferred Tax Asset had no valuation allowance recorded against it as of December 31, 2015. Due to the prior valuation allowance, there is no net impact from these adjustments to our consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in equity, or consolidated statements of cash flow for any quarterly or annual period prior to December 31, 2015. As a result, we will not restate our consolidated financial statements for any periods prior to 2015, but will restate the prior periods tax footnote disclosures within our 2015 consolidated financial statements.
Management and the Audit Committee of the Company's Board of Directors concluded that the Deferred Tax Asset was based on a tax position that did not meet the required more likely than not threshold in order to be recorded on the consolidated balance sheet in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 (Income Taxes) ("ASC 740"), and that the Deferred Tax Asset and related Tax Deduction were accordingly recorded in error. Management and the Audit Committee further concluded that the Deferred Tax Asset and Tax Deduction should be reversed and a liability for resulting potential tax liabilities should be recorded, following generally accepted accounting principles based on ASC 740.
Management has evaluated the effect of the restatement on its prior conclusions on the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2015. In connection with management’s re-evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, management determined that the Company did not maintain effective controls over the accuracy and presentation of the accounting for income taxes, including the income tax provision and related tax assets and liabilities. We have amended our disclosures pertaining to management’s evaluation of such controls and procedures in this Amendment to report a material weakness in those controls.
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

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, net income or loss, is not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), and is not necessarily a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  See Note 19, "Business Segments," to our consolidated financial statements included in this Amendment for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before taxes.

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

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and / or pricing, because of weakness in the markets in which we operate;

•	declines in gross margins due to shifts in our product mix or increases in the cost of our raw materials and fuel;

•	any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers; and

•	inclement weather beyond normal patterns that could affect our sales volumes.

The following key financial measurements reflect our financial position and capital resources as of December 31, 2015 and 2014 (dollars in thousands):

	2015	2014
	(Restated)
Cash and cash equivalents	$3,925	$30,202
Working capital	$(16,771)	$62,929
Total debt	$281,749	$220,437

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

Our obligations under the 2018 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by all of our domestic subsidiaries that guarantee the indebtedness under our Revolving Facility. Each guarantee is subject to release in the following customary circumstances:

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

The 2018 Notes were issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its domestic wholly owned subsidiaries. The guarantees are joint and several. U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2018 Notes. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan. For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 24, “Supplemental Condensed Consolidating Financial Statements,” to our consolidated financial statements included in this Amendment.

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

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 9, "Debt," to our consolidated financial statements included in this Amendment.
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
The fair value of our warrants that were issued on August 31, 2010 (the "Warrants") was $67.4 million and $25.2 million at December 31, 2015 and 2014, respectively. The fair value of our contingent consideration obligations associated with acquisitions was $30.1 million at December 31, 2015 and $5.3 million at December 31, 2014. See (i) Note 11, "Derivatives," to our consolidated financial statements included in this Amendment for further information regarding our derivative liabilities, (ii) Note 12, "Other Long-Term Obligations and Deferred Credits," regarding our contingent consideration obligations, (iii) Note 13, "Fair Value Disclosures," regarding our fair value disclosure and (iv) Note 15, "Warrants," regarding the Warrants.

Cash Flow

The net cash provided by or used in our operating, investing and financing activities is presented below (in thousands):

	Years Ended December 31,
	2015	2014	2013
	(Restated)
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

Net cash provided by operating activities was $104.3 million for the year ended December 31, 2015, compared to $50.9 million for the year ended December 31, 2014 and $24.2 million for the year ended December 31, 2013. Our cash provided by operating activities in 2015 was favorably impacted by significant non-cash expenses included in our 2015 net loss; primarily $60.0 million of non-cash loss on derivative, $43.6 million of depreciation, depletion and amortization, and $5.8 million of non-cash stock compensation expense. Partially offsetting this was $12.6 million of deferred income tax benefit and $5.8 million provided by working capital changes.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet.  For additional discussion on our operating leases, see Note 22, "Commitments and Contingencies," to our consolidated financial statements included in this Amendment.

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

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above:  accrued employment costs, income tax contingencies, insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.  As of December 31, 2015, the total unrecognized tax benefit related to uncertain tax positions was $35.0 million.  We believe it is unlikely a reduction in our uncertain tax positions will occur within the next 12 months.

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

For additional discussion on our acquisitions and divestitures, see Note 2, "Acquisitions and Dispositions" to our consolidated financial statements included in this Amendment.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth selected historical statement of operations information and that information as a percentage of revenue for each of the periods indicated, as well as the increase or decrease from the prior year in dollars and percent.

	(amounts in thousands, except selling prices)
	Years Ended December 31,				Increase / (Decrease)
	2015		2014		$	%
	(Restated)
Revenue	$974,717	100.0%	$703,714	100.0%	$271,003	38.5%
Cost of goods sold before depreciation, depletion and amortization	768,839	78.9	573,318	81.5	195,521	34.1
Selling, general and administrative expenses	87,978	9.0	61,850	8.8	26,128	42.2
Depreciation, depletion and amortization	43,570	4.5	23,849	3.4	19,721	82.7
Loss on revaluation of contingent consideration	932	0.1	—	—	932	NM
Gain on sale of assets, net	(468)	0.0	(625)	(0.1)	(157)	(25.1)
Income from operations	73,866	7.6	45,322	6.4	28,544	63.0
Interest expense, net	(21,734)	(2.2)	(20,431)	(2.9)	1,303	6.4
Derivative loss	(60,016)	(6.2)	(3,556)	(0.5)	56,460	NM
Gain on early extinguishment of debt	—	—	11	—	(11)	(100.0)
Other income, net	3,569	0.4	2,385	0.3	1,184	49.6
Income (loss) from continuing operations before income taxes	(4,315)	(0.4)	23,731	3.4	(28,046)	(118.2)
Income tax expense	779	0.1	2,156	0.3	(1,377)	(63.9)
(Loss) income from continuing operations	(5,094)	(0.5)	21,575	3.1	(26,669)	(123.6)
Loss from discontinued operations, net of taxes	(320)	0.0	(993)	(0.1)	(673)	(67.8)
Net (loss) income	$(5,414)	(0.6)%	$20,582	2.9%	$(25,996)	(126.3)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$123.98		$110.85		$13.13	11.8%
Sales volume in cubic yards	7,038		5,696		1,342	23.6%
Aggregates Data:
Average selling price per ton	$10.54		$9.40		$1.14	12.1%
Sales volume in tons	4,919		4,650		269	5.8%

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

Income tax expense.  We recorded income tax expense allocated to continuing operations of approximately $0.8 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively. For 2014, our effective tax rate differs substantially from the federal statutory rate primarily due to the reduction of the valuation allowance that reduced the recognized expense. For 2015, our effective tax rate differs substantially from the federal statutory rate primarily due to the tax impact of our Warrants, for which we recorded a non-cash $60.0 million derivative loss. The derivative loss is excluded from the calculation of our income tax provision, thus increasing our tax expense in periods when we record a derivate loss. Substantially offsetting our 2015 tax expense was the impact of the reversal of the Company's valuation allowance on its deferred tax assets during the fourth quarter of 2015. In addition, certain state income taxes are calculated on bases different than pre-tax income (loss) which resulted in recording income tax expense in certain states that experience a pre-tax loss.

As of each reporting date, management considers all new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2015, we achieved a history of positive pre-tax income and anticipate significant additional future pre-tax income to be generated in part from our recently acquired businesses, which will result in higher U.S. Federal taxable income. For these reasons, management determined that sufficient positive evidence existed as of December 31, 2015 to conclude that it is more likely than not that additional deferred taxes of $21.1 million are realizable, and therefore, reversed a majority of the valuation allowance accordingly.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of December 31, 2015 and 2014 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax asset as of December 31, 2015 was $6.0 million and our total net deferred tax liability as of December 31, 2014 was $4.5 million.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense or benefit to continuing operations due to current income (loss) from discontinued operations. We recorded income tax expense of approximately $0.8 million and $2.2 million in income from continuing operations for the years ended December 31, 2015 and 2014, respectively. We recorded a tax benefit of $0.2 million and tax expense of $0.2 million, allocated to discontinued operations for the years ended December 31, 2015 and 2014, respectively. The income tax amounts for continuing operations referred to above include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the years ended December 31, 2015 and 2014 nets to $0.

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

We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Based on the assessment, we recorded a valuation allowance of $4.1 million at December 31, 2015 and $26.5 million at December 31, 2014.  In determining the valuation allowance in 2015 and 2014, we used such factors as (i) cumulative federal taxable losses, (ii) the amount of deferred tax liabilities that we generally expect to reverse in the same period and jurisdiction that are of the same character as the temporary differences giving rise to our deferred tax assets and (iii) certain tax contingencies under authoritative accounting guidance related to accounting for uncertainty in income taxes which, should they materialize, would be offset by our net operating loss generated in 2008 through 2013.  We provided a valuation allowance in 2015 and 2014 related to certain federal and state income tax attributes we did not believe we could utilize within the tax loss carryforward periods.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the 2015 consolidated financial statements have been restated to correct an error.

Also as discussed in Note 1, the Company adopted new accounting guidance in 2015 related to the presentation of deferred income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 (except for the material weakness discussed in Management’s Report on Internal Control over Financial Reporting, as to which the date is April 27, 2016), expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 4, 2016 (except for the 2015 Restatement described in Note 1 and the effects thereof, as to which the date is April 27, 2016)

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts but excluding per share amounts)

	December 31,
	2015	2014
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,925	$30,202
Trade accounts receivable, net	171,256	114,902
Inventories	36,726	31,722
Deferred income taxes	—	1,887
Prepaid expenses	4,243	3,965
Other receivables	7,765	6,519
Assets held for sale	—	3,779
Other current assets	2,374	301
Total current assets	226,289	193,277
Property, plant and equipment, net	248,123	176,524
Goodwill	100,204	50,757
Intangible assets, net	95,754	31,720
Deferred income taxes	6,026	—
Other assets	11,450	8,250
Total assets	$687,846	$460,528
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,419	$48,705
Accrued liabilities	85,854	50,391
Current maturities of long-term debt	9,386	5,104
Derivative liabilities	67,401	25,246
Liabilities held for sale	—	902
Total current liabilities	243,060	130,348
Long-term debt, net of current maturities	272,363	215,333
Other long-term obligations and deferred credits	38,416	6,940
Deferred income taxes	—	6,427
Total liabilities	553,839	359,048
Commitments and contingencies (Note 22)
Equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000 shares authorized; 15,713 and 14,675 shares issued, respectively; and 14,871 and 13,978 shares outstanding, respectively)	16	15
Additional paid-in capital	201,015	156,745
Accumulated deficit	(48,157)	(42,743)
Treasury stock, at cost (842 and 697 common shares, respectively)	(18,867)	(12,537)
Total equity	134,007	101,480
Total liabilities and equity	$687,846	$460,528
The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
	(Restated)
Revenue	$974,717	$703,714	$598,155
Cost of goods sold before depreciation, depletion and amortization	768,839	573,318	498,660
Selling, general and administrative expenses	87,978	61,850	59,424
Depreciation, depletion and amortization	43,570	23,849	18,868
Loss on revaluation of contingent consideration, net	932	—	—
Gain on sale of assets, net	(468)	(625)	(232)
Income from operations	73,866	45,322	21,435
Interest expense, net	(21,734)	(20,431)	(11,332)
Derivative loss	(60,016)	(3,556)	(29,964)
Gain on early extinguishment of debt	—	11	985
Other income, net	3,569	2,385	1,771
(Loss) income from continuing operations before income taxes	(4,315)	23,731	(17,105)
Income tax expense	779	2,156	1,168
(Loss) income from continuing operations	(5,094)	21,575	(18,273)
Loss from discontinued operations, net of taxes	(320)	(993)	(1,856)
Net (loss) income	$(5,414)	$20,582	$(20,129)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.36)	$1.59	$(1.42)
Loss from discontinued operations, net of income tax	(0.02)	(0.07)	(0.14)
Net (loss) income per share - basic	$(0.38)	$1.52	$(1.56)

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.36)	$1.55	$(1.42)
Loss from discontinued operations, net of taxes	(0.02)	(0.07)	(0.14)
Net (loss) income per share - diluted	$(0.38)	$1.48	$(1.56)

Weighted average shares outstanding:
Basic	14,080	13,541	12,917
Diluted	14,080	13,898	12,917

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity (Deficit)
BALANCE, January 1, 2013	13,358	$13	$136,451	$(43,196)	$(744)	$92,524
Stock-based compensation	—	—	5,429	—	—	5,429
Restricted stock vesting	183	—	—	—	—	—
Restricted stock grants, net of cancellations	166	—	—	—	—	—
Stock options exercised	17	—	224	—	—	224
Conversion of convertible debt	608	1	10,591	—	—	10,592
Other treasury share purchases	(296)	—	—	—	(4,913)	(4,913)
Net loss	—	—	—	(20,129)	—	(20,129)
BALANCE, December 31, 2013	14,036	$14	$152,695	$(63,325)	$(5,657)	$83,727
Stock-based compensation	—	—	3,655	—	—	3,655
Restricted stock vesting	28	—	—	—	—	—
Restricted stock grants, net of cancellations	169	1	—	—	—	1
Stock options exercised	27	—	377	—	—	377
Warrants exercised	1	—	18	—	—	18
Share repurchase program	(200)	—	—	—	(4,824)	(4,824)
Other treasury share purchases	(83)	—	—	—	(2,056)	(2,056)
Net income	—	—	—	20,582	—	20,582
BALANCE, December 31, 2014	13,978	$15	$156,745	$(42,743)	$(12,537)	$101,480
Stock-based compensation	—	—	5,824	—	—	5,824
Excess tax benefits from share-based compensation	—	—	4,952	—	—	4,952
Restricted stock vesting	22	—	—	—	—	—
Restricted stock grants, net of cancellations	200	—	—	—	—	—
Stock options exercised	15	—	315	—	—	315
Warrants exercised	359	—	18,091	—	—	18,091
Other treasury share purchases	(145)	—	—	—	(6,330)	(6,330)
Common stock issuance	442	1	15,088	—	—	15,089
Net loss (as restated)	—	—	—	(5,414)	—	(5,414)
BALANCE, December 31, 2015 (as restated)	14,871	$16	$201,015	$(48,157)	$(18,867)	$134,007

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2015	2014	2013
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,414)	$20,582	$(20,129)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	43,570	23,849	19,016
Debt issuance cost amortization	1,795	1,679	2,164
Gain on extinguishment of debt	—	(11)	(985)
Amortization of facility exit costs	—	—	(142)
Amortization of discount on long-term incentive plan and other accrued interest	427	425	512
Net loss on derivative	60,016	3,556	29,964
Net loss on revaluation of contingent consideration	932	—	—
Loss on impairment of long-lived assets	—	900	—
Net gain on sale of assets	(275)	(1,265)	(13)
Deferred income taxes	(12,579)	864	818
Deferred rent	—	—	510
Provision for doubtful accounts and customer disputes	4,198	1,533	1,103
Stock-based compensation	5,824	3,655	5,429
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(37,766)	(13,466)	(8,982)
Inventories	(383)	(2,534)	(2,574)
Prepaid expenses and other current assets	(886)	217	2,497
Other assets and liabilities, net	(1,341)	(380)	(2,732)
Accounts payable and accrued liabilities	46,143	11,311	(2,276)
Net cash provided by operating activities	104,261	50,915	24,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,977)	(32,584)	(19,988)
Payments for acquisitions, net of cash acquired	(135,347)	(89,602)	(4,410)
Proceeds from disposals of property, plant and equipment	1,312	3,708	627
Proceeds from (payments for) disposals of business units	1,177	—	(2,333)
Net cash used in investing activities	(157,835)	(118,478)	(26,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	206,809	213	137,302
Repayments of revolver borrowings	(161,809)	(213)	(150,602)
Proceeds from debt issuance	—	—	200,000
Repayments of debt	(117)	—	(61,113)
Proceeds from exercise of stock options and warrants	546	396	224
Payments of other long-term obligations	(2,298)	(2,250)	—
Payments for other financing	(8,611)	(5,194)	(1,995)
Debt issuance costs	(893)	(974)	(9,063)
Payments for share repurchases	—	(4,824)	—
Other treasury share purchases	(6,330)	(2,056)	(4,913)
Net cash provided by (used in) financing activities	27,297	(14,902)	109,840
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26,277)	(82,465)	107,916
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,202	112,667	4,751
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,925	$30,202	$112,667

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

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (restated)

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

2015 Restatement

We are restating our 2015 consolidated financial statements to:

•
eliminate from our consolidated balance sheet as of December 31, 2015, a $24.8 million deferred tax asset (the “Deferred Tax Asset”) related to our outstanding common stock purchase warrants (the “Warrants”, which Warrants are described more fully in Note 15), and increase income tax expense by $24.8 million in our consolidated statement of operations for the year ended December 31, 2015; and

•
eliminate a $6.1 million tax deduction (the "Tax Deduction") included in income tax benefit in our consolidated statement of operations for the year ended December 31, 2015 and increase accrued liabilities by $5.9 million and decrease prepaid expenses by $0.2 million in our consolidated balance sheet as of December 31, 2015 related to the exercise of Warrants during 2015.

Prior to the fourth quarter of 2015, we maintained a valuation allowance on our net deferred tax assets because we were still in a three year cumulative loss position. During the fourth quarter of 2015, we concluded that the valuation allowance on a portion of our net deferred tax assets could be reversed (as described more fully in Note 16). We reflected the reversal of the valuation allowance in our consolidated statement of operations for the year ended December 31, 2015 and, therefore, the Deferred Tax Asset had no valuation allowance recorded against it as of December 31, 2015. Due to the prior valuation allowance, there is no net impact from these adjustments to our consolidated balance sheets, consolidated statements of operations, consolidated statements of changes in equity, or consolidated statements of cash flow for any quarterly or annual period prior to December 31, 2015. As a result, we are not restating our consolidated financial statements for any periods prior to 2015, but will restate the prior periods tax footnote disclosures within our 2015 consolidated financial statements.
Management and the Audit Committee of the Company's Board of Directors concluded that the Deferred Tax Asset was based on a tax position that did not meet the required more likely than not threshold in order to be recorded on the consolidated balance sheet in accordance with the Financial Accounting Standards Board's Accounting Standards Codification Topic 740 (Income Taxes) ("ASC 740"), and that the Deferred Tax Asset and related Tax Deduction were accordingly recorded in error. Management and the Audit Committee further concluded that the Deferred Tax Asset and Tax Deduction should be reversed and a liability for resulting potential tax liabilities should be recorded, following generally accepted accounting principles in ASC 740.
Additionally, during the fourth quarter of 2015, we acquired two entities that have been designated as non-guarantor subsidiaries for purposes of our 8.50% Senior Secured Notes due 2018 (the “2018 Notes”) (as described more fully in Note 9). As such, at December 31, 2015, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X. We had no non-guarantor subsidiaries for any quarterly or annual period prior to December 31, 2015. These restated consolidated financial statements include the previously omitted condensed consolidating footnote disclosure required by Rule 3-10 of Regulation S-X relating to our outstanding 2018 Notes (see Note 24).

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedules reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated amounts (in thousands):

U.S. CONCRETE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Prepaid expenses	$4,450	$(207)	$4,243
Total current assets	226,496	(207)	226,289
Deferred income taxes, non-current	30,875	(24,849)	6,026
Total assets	712,902	(25,056)	687,846
Accrued liabilities	79,996	5,858	85,854
Total current liabilities	237,202	5,858	243,060
Total liabilities	547,981	5,858	553,839
Accumulated deficit	(17,243)	(30,914)	(48,157)
Total equity	164,921	(30,914)	134,007
Total liabilities and equity	712,902	(25,056)	687,846

U.S. CONCRETE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Income tax (benefit) expense	$(30,135)	$30,914	$779
Income (loss) from continuing operations	25,820	(30,914)	(5,094)
Net income (loss)	25,500	(30,914)	(5,414)
Basic income (loss) per share:
Income (loss) from continuing operations	1.83	(2.19)	(0.36)
Net income (loss) per share - basic	1.81	(2.19)	(0.38)
Diluted income (loss) per share:
Income (loss) from continuing operations	1.66	(2.02)	(0.36)
Net income (loss) per share - diluted	1.64	(2.02)	(0.38)

U.S. CONCRETE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$25,500	$(30,914)	$(5,414)
BALANCE, December 31, 2015	164,921	(30,914)	134,007

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. CONCRETE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
	As Previously Reported	Restatement Adjustments	As Restated
Net income (loss)	$25,500	$(30,914)	$(5,414)
Deferred income taxes	(37,428)	24,849	(12,579)
Prepaid expenses and other current assets	(1,094)	208	(886)
Accounts payable and accrued liabilities	40,286	5,857	46,143

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

Debt Issue Costs

We amortize debt issue costs related to our $250.0 million asset-based revolving credit facility (the "Revolving Facility"), our 2018 Notes, and our 9.5% Convertible Secured Notes due 2015 (the "Convertible Notes") as interest expense over the scheduled maturity period of the debt. Unamortized debt issuance costs were $6.1 million and $6.8 million as of December 31, 2015 and 2014, respectively. We include unamortized debt issuance costs in other assets. See Note 9 for additional information regarding our debt, and Note 10 regarding our extinguishment of debt during 2013.

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

Income Taxes

In accordance with ASC 740 - Income Taxes, we use the liability method of accounting for income taxes. Under this method, we record deferred income taxes based on temporary differences between the financial reporting and tax bases of assets and liabilities and use enacted tax rates and laws that we expect will be in effect when we recover those assets or settle those liabilities, as the case may be, to measure those taxes.  We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.  We have a valuation allowance of $4.1 million and $26.5 million as of December 31, 2015 and 2014, respectively. In previous years, we netted our uncertain tax positions against our net operating loss carryforwards in accordance with FASB guidelines.  As a result of the utilization of those loss carryforwards, we now present the uncertain tax benefits in other long-term obligations and deferred credits on our consolidated balance sheets.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt, other long-term obligations, and derivative liabilities.  We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker / dealer quoted market prices, was $207.0 million and $209.0 million as of December 31, 2015 and 2014, respectively. The carrying value of outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate. Our Convertible Notes were repaid on August 31, 2015 and had no fair value as of December 31, 2015. The fair value of the Convertible Notes was $0.1 million at December 31, 2014, with no embedded derivative. The fair value of issued Warrants (as defined herein) was $67.4 million and $25.2 million at December 31, 2015 and 2014, respectively.

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

2.     ACQUISITIONS AND DISPOSITIONS (restated)

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	For the Years Ended December 31,
	(unaudited)
	2015	2014
	(Restated)
Revenue from continuing operations	$1,033,058	$947,357
Net income	$307	$23,317

Income per share, basic	$0.02	$1.72
Income per share, diluted	$0.02	$1.68

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

The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments:

	Years Ended December 31,
	2015	2014
	(Restated)
Decrease in intangible amortization expense	$(243)	$(11,040)
Increase in depreciation expense	231	755
Exclusion of buyer transaction costs	2,774	1,941
Exclusion of seller transaction costs	46	—
Exclusion of pension expense for pension plan acquired	212	737
Exclusion of segment results for segment not acquired	(99)	(547)
Increase in interest expense	(243)	(980)
Decrease in income tax expense	(592)	(3,550)
Net adjustments	$2,086	$(12,684)

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

Activity in our allowance for doubtful accounts receivable and customer disputes consisted of the following (in thousands):

	December 31,
	2015	2014
Balance, beginning of period	$3,726	$2,813
Provision for doubtful accounts and customer disputes	4,198	1,924
Uncollectible receivables written off, net of recoveries	(1,799)	(1,011)
Balance, end of period	$6,125	$3,726

8.     ACCRUED LIABILITIES (restated)

Our accrued liabilities were as follows (in thousands):

	December 31,
	2015	2014
	(Restated)
Accrued materials	$22,428	$14,319
Accrued insurance reserves	15,341	10,512
Accrued compensation and benefits	15,024	11,251
Accrued property, sales and other taxes	14,916	5,235
Deferred consideration	4,774	—
Contingent consideration, current portion	2,635	2,250
Deferred rent	1,838	2,126
Accrued interest	1,500	1,487
Other	7,398	3,211
	$85,854	$50,391

9.   DEBT (restated)

A summary of our debt and capital leases as of December 31, 2015 and 2014 was as follows (in thousands):

	December 31,
	2015	2014
Senior secured notes due 2018	$200,000	$200,000
Senior secured credit facility	45,000	—
Convertible secured notes due 2015	—	117
Capital leases	16,555	7,395
Other financing	20,194	12,925
Total debt	281,749	220,437
Less: current maturities	9,386	5,104
Long-term debt, net of current maturities	$272,363	$215,333

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

Our obligations under the 2018 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by all of our domestic subsidiaries that guarantee the indebtedness under the Revolving Facility. Each guarantee is subject to release in the following customary circumstances:

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

The 2018 Notes are issued by U.S. Concrete, Inc. (the "Parent"), and are guaranteed on a full and unconditional basis by each of its domestic wholly owned subsidiaries. The guarantees are joint and several. U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2018 Notes. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan. For additional information regarding our guarantor and non-guarantor subsidiaries see Note 24.

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

16.   INCOME TAXES (restated)

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of our effective income tax rate to the amounts calculated by applying the federal statutory corporate tax rate of 35% is as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
	(Restated)		(Restated)		(Restated)
Tax (benefit) expense at statutory rate	$(1,510)	35.0%	$8,306	35.0%	$(5,987)	35.0%
Add (deduct):
Rates different than statutory	(165)	3.8	—	—	—	—
State income taxes	(2,322)	53.8	2,792	11.8	1,693	(9.9)
Nondeductible items	511	(11.8)	1,304	5.5	970	(5.7)
Unrecognized tax benefit relating to Warrants	21,006	(486.8)	1,245	5.2	5,892	(34.4)
Valuation allowance	(21,057)	487.9	(10,992)	(46.3)	(6,053)	35.4
Unrecognized tax benefit	390	(9.0)	369	1.5	(3,732)	21.8
Derivatives and note discount	—	—	(911)	(3.8)	8,369	(48.9)
Capital loss carryforward expiration	3,485	(80.8)	—	—	—	—
Depletion	(47)	1.1	—	—	—	—
Other	488	(11.3)	43	0.2	16	(0.1)
Income tax expense from continuing operations	$779	(18.1)%	$2,156	9.1%	$1,168	(6.8)%

The amounts of our consolidated federal and state income tax expense (benefit) from continuing operations were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
	(Restated)
Current:
Federal	$10,685	$487	$130
State	2,716	1,674	1,144
Foreign	(43)	—	—
	13,358	2,161	1,274
Deferred:
Federal	$(8,031)	$(5)	$—
State	(4,611)	—	(106)
Foreign	63	—	—
	(12,579)	(5)	(106)
Income tax expense from continuing operations	$779	$2,156	$1,168

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income tax expense (benefit) was allocated between continuing operations and discontinued operations as follows:

	Years Ended December 31,
	2015	2014	2013
	(Restated)
Continuing operations	$779	$2,156	$1,168
Discontinued operations	(180)	172	(45)
Income tax expense	$599	$2,328	$1,123

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31,
	2015	2014
	(Restated)	(Restated)
Deferred tax assets:
Goodwill and other intangibles	$4,165	$6,747
Receivables	1,705	988
Inventory	4,114	4,264
Accrued insurance	5,170	4,021
Depletion	366	490
Deferred revenue	358	332
Stock compensation	769	986
Charitable contribution carryover	—	166
Other accrued expenses	7,465	5,224
Capital loss carryforward expiration	—	3,736
Net operating loss carryforwards	5,699	10,039
Other	2,024	1,507
Total gross deferred tax assets	31,835	38,500
Valuation allowance	(4,131)	(26,474)
Net deferred tax assets	27,704	12,026
Deferred income tax liabilities:
Property, plant and equipment, net	21,678	16,566
Total gross deferred tax liabilities	21,678	16,566
Net deferred tax asset (liability)	$6,026	$(4,540)

The allocation of deferred taxes between current and long-term as of December 31, 2015 and 2014 was as follows (in thousands):

	December 31,
	2015	2014
	(Restated)
Current deferred tax asset, net	$—	$1,887
Long-term deferred tax asset, net	6,026	—
Long-term deferred tax liability, net	—	6,427
Net deferred tax asset (liability)	$6,026	$(4,540)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of December 31, 2015 and 2014 in the amount of $4.1 million and $26.5 million, respectively, for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax asset as of December 31, 2015 was $6.0 million and our total net deferred tax liability as of December 31, 2014 was $4.5 million, respectively.

We record changes in the fair value of our Warrant derivative each quarterly period in accordance with U.S. GAAP, which results in non-cash income or loss each period.  We do not recognize this income or loss for purposes of calculating our tax provision; instead it is treated as an unrecognized tax benefit.  Further, exercises of the Warrants are treated as an unrecognized tax benefit for purposes of calculating our tax provision.  For 2015, our tax provision excluded $22.5 million related to this unrecognized tax benefit for federal and state tax purposes.  There was no tax effect to our tax provision in 2014 related to the Warrants due to a full valuation allowance on our deferred tax assets through the third quarter of 2015.

As of each reporting date, management considers all new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2015, we achieved a history of positive pre-tax income and anticipate significant additional future pre-tax income to be generated, in part from our recently acquired businesses, which will result in higher U.S. Federal taxable income. For these reasons, management determined that sufficient positive evidence existed as of December 31, 2015 to conclude that it is more likely than not that additional deferred taxes of $21.1 million are realizable, and therefore, reversed a majority of the valuation allowance accordingly.

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

At December 31, 2015, we had unrecognized tax benefits of $35.0 million which, if recognized, would impact the effective tax rate. It is unlikely a reduction of unrecognized tax benefits will occur within the next 12 months. The unrecognized tax benefits relating to amounts taken or expected to be taken in 2015 and prior tax returns are included as a component of other long-term obligations. During the years ended December 31, 2015, 2014 and 2013, we recorded interest and penalties related to unrecognized tax benefits of $0.1 million, less than $0.1 million and $0.1 million, respectively, which are included in income tax expense in our consolidated statement of operations.  Total accrued penalties and interest at December 31, 2015 and 2014 was approximately $0.3 million and $0.2 million, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
	(Restated)	(Restated)	(Restated)
Unrecognized tax benefits at January 1	$12,098	$10,711	$7,273
Additions for tax positions related to current year	22,916	1,715	6,858
Additions for tax positions related to prior years	—	100	393
Reductions due to lapse of statute of limitations	—	(63)	(3,813)
Settlements	—	(365)	—
Unrecognized tax benefits at December 31	$35,014	$12,098	$10,711

We recorded an unrecognized tax position in 2015 of $22.5 million related to the Warrants, due to uncertainty about their deductibility for federal and state income tax purposes. Approximately $30.9 million of our unrecognized tax benefits as of December 31, 2015 relate to the Warrants.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

18. NET EARNINGS (LOSS) PER SHARE (restated)

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

The following is a reconciliation of the components of the basic and diluted earnings per share calculations for the year ended December 31, 2014, in thousands:

Year Ended December 31,
2014

Numerator:
Income from continuing operations	$21,575
Loss from discontinued operations, net of taxes	(993)
Numerator for basic and diluted earnings per share	$20,582

Denominator:
Basic weighted average common shares outstanding	13,541
Restricted stock and restricted stock units	210
Warrants	136
Stock options	11
Denominator for diluted earnings per share	13,898

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have not included a reconciliation of the components of the basic and diluted earnings per share calculations for the years ended December 31, 2015 and December 31, 2013 as we reported losses from continuing and discontinued operations in the accompanying consolidated statements of operations for those years, and thus the share count used in the basic and diluted calculation is the same.

For the years ended December 31, 2015, 2014, and 2013, our potentially dilutive shares excluded from the calculation of diluted earnings (loss) per share included shares underlying our restricted stock awards, restricted stock units, stock options, and Warrants. For the year ended December 31, 2013, our potentially dilutive shares also included the shares underlying our Convertible Notes. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	Years Ended December 31,
	2015	2014	2013
	(Restated)
Potentially dilutive shares:
Convertible Notes	—	—	349
Unvested restricted stock awards and restricted stock units	232	84	516
Stock options	31	14	80
Warrants	2,361	1,500	3,000
Total potentially dilutive shares	2,624	1,598	3,945

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

24.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 2018 Notes are fully and unconditionally and jointly and severally guaranteed on a senior secured basis by each direct and indirect domestic subsidiary of the Company, each a guarantor subsidiary. Each guarantor subsidiary is directly or indirectly 100% owned by the Company. The 2018 Notes are not guaranteed by any direct or indirect foreign subsidiaries of the Company, each a non-guarantor subsidiary.

During the fourth quarter of 2015, we acquired two entities that have been designated as non-guarantor subsidiaries under our 2018 Notes. As such, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X. We had no non-guarantor subsidiaries for any quarterly or annual periods prior to December 31, 2015.

The following condensed consolidating financial information present, in separate columns, financial information for (i) the Parent on a parent only basis, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (v) the Company on a consolidated basis.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following condensed consolidating financial information of U.S. Concrete, Inc. and its subsidiaries present investments in consolidated subsidiaries using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,854	$71	$—	$3,925
Trade accounts receivable, net	—	170,133	1,123	—	171,256
Inventories	—	34,149	2,577	—	36,726
Prepaid expenses	—	4,091	152	—	4,243
Other receivables	—	7,736	29	—	7,765
Other current assets	24,152	2,371	44	(24,193)	2,374
Total current assets	24,152	222,334	3,996	(24,193)	226,289
Property, plant and equipment, net	—	242,048	6,075	—	248,123
Goodwill	—	73,638	26,566	—	100,204
Intangible assets, net	—	95,754	—	—	95,754
Deferred income taxes	—	6,089	—	(63)	6,026
Investment in subsidiaries	308,346	—	—	(308,346)	—
Intercompany receivables	119,070	—	—	(119,070)	—
Other assets	6,150	5,253	47	—	11,450
Total assets	$457,718	$645,116	$36,684	$(451,672)	$687,846
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$274	$78,902	$1,243	$—	$80,419
Accrued liabilities	4,507	103,247	2,293	(24,193)	85,854
Current maturities of long-term debt	—	9,386	—	—	9,386
Derivative liabilities	67,401	—	—	—	67,401
Total current liabilities	72,182	191,535	3,536	(24,193)	243,060
Long-term debt, net of current maturities	245,000	27,363	—	—	272,363
Other long-term obligations and deferred credits	6,529	31,887	—	—	38,416
Deferred income taxes	—	—	63	(63)	—
Intercompany payables	—	112,164	6,906	(119,070)	—
Total liabilities	323,711	362,949	10,505	(143,326)	553,839
Total equity	134,007	282,167	26,179	(308,346)	134,007
Total liabilities and equity	$457,718	$645,116	$36,684	$(451,672)	$687,846

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$970,701	$4,016	$—	$974,717
Cost of goods sold before depreciation, depletion and amortization	—	765,714	3,125	—	768,839
Selling, general and administrative expenses	—	87,674	304	—	87,978
Depreciation, depletion and amortization	—	43,545	25	—	43,570
Loss on remeasurement of contingent consideration	871	61	—	—	932
Gain on sale of assets, net	—	(468)	—	—	(468)
(Loss) income from operations	(871)	74,175	562	—	73,866
Interest expense, net	(20,452)	(1,280)	(2)	—	(21,734)
Derivative loss	(60,016)	—	—	—	(60,016)
Other income (expense), net	—	3,580	(11)	—	3,569
(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(81,339)	76,475	549	—	(4,315)
Income tax (benefit) expense	(7,823)	8,581	21	—	779
Net (loss) income from continuing operations before equity in earnings of subsidiaries	(73,516)	67,894	528	—	(5,094)
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries		(320)		—	(320)
Net (loss) income before equity in earnings of subsidiaries	(73,516)	67,574	528	—	(5,414)
Equity in earnings of subsidiaries	68,102	—	—	(68,102)	—
Net (loss) income	$(5,414)	$67,574	$528	$(68,102)	$(5,414)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash (used in) provided by operating activities	$(17,619)	$122,658	$(778)	$—	$104,261
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(24,977)	—	—	(24,977)
Payments for acquisitions, net of cash acquired	(39,858)	(89,411)	(6,078)	—	(135,347)
Proceeds from disposals of property, plant and equipment	—	1,312	—	—	1,312
Proceeds from disposals of business units	—	1,177	—	—	1,177
Investment in subsidiaries	(785)	—	—	785	—
Net cash used in investing activities	(40,643)	(111,899)	(6,078)	785	(157,835)
Cash flows from financing activities:
Proceeds from revolver borrowings	206,809	—	—	—	206,809
Repayments of revolver borrowings	(161,809)	—	—	—	(161,809)
Repayments of debt	(117)	—	—	—	(117)
Proceeds from exercise of stock options and warrants	546	—	—	—	546
Payments of other long-term obligations	(1,000)	(1,298)	—	—	(2,298)
Payments for other financing	—	(8,611)	—	—	(8,611)
Debt issuance costs	(893)	—	—	—	(893)
Other treasury share purchases	(6,330)	—	—	—	(6,330)
Intercompany funding	21,056	(27,198)	6,927	(785)	—
Net cash used in financing activities	58,262	(37,107)	6,927	(785)	27,297
Net increase in cash and cash equivalents	—	(26,348)	71	—	(26,277)
Cash and cash equivalents at beginning of period	—	30,202	—		30,202
Cash and cash equivalents at end of period	$—	$3,854	$71	$—	$3,925

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25.   QUARTERLY SUMMARY (unaudited) (restated)

	Year Ended December 31, 2015
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(Restated)
Revenue - continuing operations	$171,338	$244,695	$295,111	$263,573
Net (loss) income	$(10,484)	$9,703	$1,619	$(6,252)
Net (loss) income per share-basic	$(0.77)	$0.69	$0.11	$(0.43)
Net (loss) income per share-diluted	$(0.77)	$0.64	$0.10	$(0.43)

	Year Ended December 31, 2014
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue - continuing operations	$146,257	$180,358	$197,589	$179,510
Net (loss) income	$(1,153)	$7,861	$13,007	$867
Net (loss) income per share-basic	$(0.09)	$0.58	$0.96	$0.06
Net (loss) income per share-diluted	$(0.09)	$0.57	$0.94	$0.06

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

In the Original Report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015. In connection with the restatement discussed in the Explanatory Note to this Amendment, our management, with the participation of our principal executive officer and our principal financial officer, re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that re-evaluation and due to the material weakness in our internal control over financial reporting discussed in detail below and other changes to the Original Report made in this Amendment, our principal executive officer and our principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
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

In the Original Report, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective. In April 2016, as discussed in the Explanatory Note to this Amendment, we determined that we had recorded the Deferred Tax Asset and a related income tax deduction in error. Management believes that this situation resulted from a material weakness in internal controls relating to the accuracy and presentation of the accounting for income taxes, including the income tax provision and related tax assets and liabilities. This material weakness resulted in this restatement of our consolidated financial statements as of and for the year ended December 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
In connection with the restatement discussed in the Explanatory Note to this Amendment, under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we conducted a re-evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As a result of the material weakness described above, our management has revised its earlier assessment of internal control over financial reporting and has now concluded that our internal control over financial reporting was not effective as of December 31, 2015.

Grant Thornton LLP, the Company's independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on the Company's internal control over financial reporting, which is included herein and expresses an adverse opinion on the effectiveness of our internal control over financial reporting.
Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K/A fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.
Remediation Steps to Address Material Weakness
We are in the process of remediating the material weakness in internal control over financial reporting referred to above by designing and implementing new procedures related to our accounting for and presentation of income taxes, including the tax provision and related tax assets and liabilities. The successful remediation of this material weakness will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal control over financial reporting as of December 31, 2016.
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

We have audited the internal control over financial reporting of U.S. Concrete, Inc. (a Delaware Corporation) and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Heavy Materials, LLC and Spartan Products, LLC, whose financial statements reflect total assets and revenues constituting 5.1 percent and 0.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, Heavy Materials, LLC and Spartan Products, LLC were acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Heavy Materials, LLC and Spartan Products, LLC.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management’s Report. Management concluded that a material weakness in its internal control over financial reporting existed relating to the accuracy and presentation of the accounting for income taxes, including the income tax provision and related tax assets and liabilities.

In our report dated March 4, 2016, we expressed an unqualified opinion on the Company’s internal control over financial reporting. The material weakness discussed above was subsequently identified in connection with the restatement of the Company’s previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as presented herein, is different from that expressed in our previous report. The material weakness was considered in connection with the aforementioned restatement, and this report does not affect our opinion on the Company’s 2015 financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 4, 2016 (except for the 2015 Restatement described in Note 1 and the effects thereof, as to which the date is April 27, 2016), which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 4, 2016 (except for the material weakness discussed in Management's Report on Internal Control over Financial Reporting, as to which the date is April 27, 2016)

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements on page 53 of this report.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

(3) Exhibits.

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits appearing on pages 112-114 of this Report and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date: April 27, 2016	By:	/s/ Joseph C. Tusa, Jr.
Joseph C. Tusa, Jr.
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
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

10.28†+	—U.S. Concrete, Inc. and Subsidiaries 2016 Annual Incentive Plan
12.1**	—Ratio of Earnings to Fixed Charges.
21.1**	—Subsidiaries.
23.1	—Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	—Rule 13a-14(a)/15d-14(a) Certification of William J. Sandbrook.
31.2	—Rule 13a-14(a)/15d-14(a) Certification of Joseph C. Tusa, Jr.
32.1	—Section 1350 Certification of William J. Sandbrook.
32.2	—Section 1350 Certification of Joseph C. Tusa, Jr.
95.1**	—Mine Safety Disclosure.
101.INS	—Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*   Incorporated by reference to the filing indicated.
** Previously filed
†   Management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.