Form 10-Q
period 2016-03-31
US CONCRETE INC
filed 2016-05-06
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate by check mark whether the registrant has filed all documents required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes ☑ No ☐

There were 15,155,634 shares of common stock, par value $.001 per share, of the registrant outstanding as of May 4, 2016.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$8,835	$3,925
Trade accounts receivable, net of allowances of $5,407 and $6,125 as of March 31, 2016 and December 31, 2015, respectively	158,047	171,256
Inventories	38,056	36,726
Prepaid expenses	9,398	4,243
Other receivables	6,619	7,765
Other current assets	1,957	2,374
Total current assets	222,912	226,289
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $110,332 and $102,479 as of March 31, 2016 and December 31, 2015, respectively	258,087	248,123
Goodwill	113,750	100,204
Intangible assets, net	94,094	95,754
Deferred income taxes	8,459	6,026
Other assets	5,414	5,301
Total assets	$702,716	$681,697
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,890	$80,419
Accrued liabilities	73,508	85,854
Current maturities of long-term debt	10,052	9,386
Derivative liabilities	73,716	67,401
Total current liabilities	238,166	243,060
Long-term debt, net of current maturities	286,418	266,214
Other long-term obligations and deferred credits	44,100	38,416
Total liabilities	568,684	547,690
Commitments and contingencies (Note 15)
Equity:
Preferred stock	—	—
Common stock	16	16
Additional paid-in capital	211,129	201,015
Accumulated deficit	(58,184)	(48,157)
Treasury stock, at cost	(18,929)	(18,867)
Total stockholders' equity	134,032	134,007
Total liabilities and equity	$702,716	$681,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$245,045	$171,338
Cost of goods sold before depreciation, depletion and amortization	198,758	139,786
Selling, general and administrative expenses	23,163	17,908
Depreciation, depletion and amortization	11,641	8,279
Loss on revaluation of contingent consideration	1,247	—
Loss (gain) on sale of assets	101	(63)
Income from operations	10,135	5,428
Interest expense, net	(5,700)	(5,153)
Derivative loss	(12,780)	(11,499)
Other income, net	497	443
Loss from continuing operations before income taxes	(7,848)	(10,781)
Income tax expense (benefit)	1,991	(74)
Loss from continuing operations	(9,839)	(10,707)
(Loss) income from discontinued operations, net of taxes	(188)	223
Net loss	$(10,027)	$(10,484)

Basic and diluted (loss) income per share:
Loss from continuing operations	$(0.67)	$(0.79)
(Loss) income from discontinued operations, net of taxes	(0.01)	0.02
Net loss per share – basic and diluted	$(0.68)	$(0.77)

Weighted average shares outstanding:
Basic and diluted	14,789	13,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2014	13,978	$15	$156,745	$(42,743)	$(12,537)	$101,480
Stock-based compensation expense	—	—	851	—	—	851
Restricted stock vesting, net of cancellations	4	—	—	—	—	—
Stock options exercised	1	—	12	—	—	12
Warrants exercised	—	—	1	—	—	1
Other treasury shares purchases	(13)	—	—	—	(402)	(402)
Net loss	—	—	—	(10,484)	—	(10,484)
BALANCE, March 31, 2015	13,970	$15	$157,609	$(53,227)	$(12,939)	$91,458

BALANCE, December 31, 2015 (as restated)	14,871	$16	$201,015	$(48,157)	$(18,867)	$134,007
Stock-based compensation expense	—	—	1,377	—	—	1,377
Excess tax benefits from share-based compensation	—	—	2,215	—	—	2,215
Restricted stock vesting	4	—	—	—	—	—
Restricted stock grants, net of cancellations	175	—	—	—	—	—
Stock options exercised	1	—	28	—	—	28
Warrants exercised	142	—	6,494	—	—	6,494
Other treasury share purchases	(1)	—	—	—	(62)	(62)
Net loss	—	—	—	(10,027)	—	(10,027)
BALANCE, March 31, 2016	15,192	$16	$211,129	$(58,184)	$(18,929)	$134,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,027)	$(10,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	11,641	8,279
Debt issuance cost amortization	538	437
Amortization of discount on long-term incentive plan and other accrued interest	118	87
Net loss on derivative	12,780	11,499
Net loss on revaluation of contingent consideration	1,247	—
Net loss (gain) on sale of assets	101	(63)
Excess tax benefits from stock-based compensation	(2,215)	—
Deferred income taxes	499	(343)
Provision for doubtful accounts and customer disputes	335	1,051
Stock-based compensation	1,377	851
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	13,233	476
Inventories	(1,244)	1,611
Prepaid expenses and other current assets	(3,385)	(2,285)
Other assets and liabilities	(72)	120
Accounts payable and accrued liabilities	(7,101)	(10,304)
Net cash provided by operating activities	17,825	932
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,220)	(3,546)
Payments for acquisitions, net of cash acquired	(18,681)	(16,348)
Proceeds from disposals of property, plant and equipment	37	469
Proceeds from disposal of businesses	125	—
Net cash used in investing activities	(29,739)	(19,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	84,956	5
Repayments of revolver borrowings	(64,956)	(5)
Proceeds from exercise of stock options and warrants	57	13
Payments of other long-term obligations	(2,943)	(2,250)
Payments for other financing	(2,324)	(1,684)
Debt issuance costs	(119)	—
Excess tax benefits from stock-based compensation	2,215	—
Other treasury share purchases	(62)	(402)
Net cash provided by (used in) financing activities	16,824	(4,323)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,910	(22,816)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,925	30,202
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,835	$7,386

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$703	$378
Cash paid for income taxes	$2,138	$271

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$2,648	$1,112

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2015 (the "2015 Form 10-K/A").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of our results expected for the year ending December 31, 2016, or for any future period.

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

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

In March 2016, the Financial Accounting Standards Board (the "FASB") issued an amendment related to share-based payments to employees. The amendment simplifies several aspects of share-based payment transactions, including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits on the statement of cash flows, accounting for forfeitures, classification of awards that permit repurchases to satisfy statutory tax withholding requirements, and classification of tax payments on behalf of employees on the statement of cash flows. The new amendment is effective for annual periods beginning after December 15, 2016 and interim periods within those periods, with early adoption permitted. We are currently evaluating the impact that this new guidance will have on our consolidated financial statements and results of operations and, as a result, we have not yet adopted this new guidance.

In February 2016, the FASB issued an amendment related to leases. The new guidance requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those periods, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements and results of operations and, as a result, we have not yet adopted this new guidance.

In April 2015, the FASB issued an amendment related to debt issuance costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. In August 2015, the FASB issued a second amendment related to debt issuance costs clarifying that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The amendment is effective for annual periods beginning after December 31, 2015 and interim periods within those annual periods, with early adoption permitted. We adopted this standard effective with the quarter ended March 31, 2016 and elected to present debt issuance costs related to line-of-credit arrangements as a reduction of the carrying value of debt. Adoption of this standard resulted in a reclassification of our unamortized debt issuance costs of $6.1 million from other assets to long-term debt, net of current maturities in our consolidated balance sheet as of December 31, 2015.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2015 Form 10-K/A.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS

2016 Acquisitions

On February 29, 2016, we completed the acquisition of all the assets of Greco Brothers Concrete of L.I., Inc. ("Greco"), located in Brooklyn, New York. The purchase price was $15.8 million in cash, plus closing adjustments of $1.9 million. We funded the purchase price through a combination of cash on hand and borrowings under our $250.0 million asset-based revolving credit facility (the "Revolving Facility"). The assets acquired from Greco included two ready-mixed concrete plants and a fleet of 37 mixer trucks. The Greco acquisition expanded our ready-mixed concrete operations in the New York metropolitan market. The fair value of the assets acquired and liabilities assumed in the Greco acquisition has not been determined as of March 31, 2016. The assets acquired and liabilities assumed include, but are not limited to, working capital and property, plant and equipment. We will determine the purchase price allocation as soon as practical, but no later than one year from the acquisition date.

On March 31, 2016, we acquired one ready-mixed concrete operation in our northern Texas market. This acquisition was not material and is excluded from the disclosures below.

2015 Acquisitions

On February 23, 2015, we acquired the equity of Right Away Redy Mix, Inc. ("Right Away"), located in Oakland, California. The purchase price was $18.0 million in cash, plus closing adjustments of $0.8 million, final working capital adjustments of $1.1 million, and potential future earn-out payments of up to $6.0 million based on the achievement of certain defined annual volume thresholds over a six-year period (the "Right Away Earn-out"). We funded the purchase with cash on hand. The acquisition included four ready-mixed concrete facilities, 49 mixer trucks and a fleet of transfer trucks used to transport cement and aggregates. The acquisition expanded our business in our existing northern California market. The fair value of the assets acquired and liabilities assumed in the Right Away acquisition is final.

On April 1, 2015, we acquired the equity of Ferrara Bros. Building Materials Corp. ("Ferrara Bros."), located in New York, New York. We acquired the equity of Ferrara Bros. for $45.0 million in cash, approximately 442,000 shares of our common stock, calculated in accordance with the terms of the share purchase agreement ("SPA"), and valued at approximately $15.1 million on the date of issuance, less final working capital adjustments of $0.9 million, plus potential incentive awards in the form of equity of up to $35.0 million based on the achievement of certain EBITDA thresholds, as defined in the SPA, over a four-year period beginning in 2017 ("Ferrara Bros. Contingent Consideration"). We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included six ready-mixed concrete plants at four facilities in New York and New Jersey and a fleet of 89 mixer trucks. The acquisition expanded our presence in the New York metropolitan market and allows us to more effectively serve construction projects in Manhattan. The fair value of the assets acquired and liabilities assumed in the Ferrara Bros. acquisition is final.

On May 21, 2015, we acquired the equity of Colonial Concrete Co. ("Colonial"), located in Newark, New Jersey. The purchase price was $15.0 million in cash, plus closing adjustments of $0.2 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included four ready-mixed concrete plants at three locations and a fleet of approximately 40 mixer trucks. The acquisition expanded our business in the New York metropolitan and northern New Jersey markets. The fair value of the assets acquired and liabilities assumed in the Colonial acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to certain accrued liabilities.

On May 29, 2015, we acquired the assets of DuBrook Concrete, Inc. ("DuBrook"), located in Chantilly, Virginia, part of the greater Washington, D.C. metropolitan area. The purchase price was $11.5 million in cash, plus potential future earn-out payments based on volumes sold over a four-year period (the "DuBrook Earn-out"). The DuBrook Earn-out payments are not capped; however, we do not expect total payments to be in excess of $1.0 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included three ready-mixed concrete plants and a fleet of 42 mixer trucks. The purchase of these assets expanded our existing business in the Washington, D.C. metropolitan area. The fair value of the assets acquired and liabilities assumed in the DuBrook acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital.

On September 24, 2015, we acquired the Wantage Stone (“Wantage”) reserves, a site development quarry including an 80 acre quarry along with mining rights to an additional 77 acres of land located in Hamburg, NJ, from Bicsak Brothers Realty, LLC and Wantage Stone, LLC. We have operated the Wantage quarry under a lease agreement since October 2014. The purchase price was $15.2 million in cash plus deferred payments of $3.0 million payable over a three-year period. We funded the purchase price through a combination of cash on hand and borrowings under our Revolving Facility. This acquisition expanded our aggregates operations in our New York and New Jersey markets. The fair value of the assets acquired and liabilities assumed in the Wantage

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments to the fair value of identifiable intangible assets and property, plant, and equipment.

On October 27, 2015, we acquired the equity of Heavy Materials, LLC ("Heavy"), a vertically integrated ready-mixed concrete producer located in the U.S. Virgin Islands. The purchase price was $22.7 million in cash, less purchase adjustments of $0.8 million, plus deferred payments of $5.0 million, to be paid over a two-year period. We funded the purchase price through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included four ready-mixed concrete plants, a fleet of 32 mixer trucks, and two quarries. Heavy also leases an industrial waterfront property that it utilizes as a marine terminal and sales yard. This acquisition expanded our ready-mixed concrete and aggregates operations into new markets in the Caribbean islands. The fair value of the assets acquired and liabilities assumed in the Heavy acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital and the fair value of identifiable intangible assets and property, plant and equipment.

During the year ended December 31, 2015, we also completed two other individually immaterial acquisitions (the "2015 Other Acquisitions") comprised of (i) two sand and gravel operations near Vernon, Texas and Waurika, Oklahoma and (ii) one ready-mixed concrete operation in the U.S. Virgin Islands. The aggregate consideration paid consisted of $12.0 million in cash and $1.9 million in deferred payments payable within ten years. We funded these purchases through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition of these assets expanded our business in our existing west Texas market and in the Caribbean market. The purchase price allocation for these two acquisitions is preliminary and remains subject to adjustments, including, but not limited to, the fair value of identifiable intangible assets and property, plant and equipment.

We made changes to the preliminary purchase price allocations for the 2015 acquisitions during the first quarter of 2016 primarily related to (i) valuation of property, plant, and equipment for Wantage, (ii) adjustments for Right Away related to determination of the conclusion of tax attributes as of the acquisition date, (iii) adjustments for Colonial related to certain accrued liabilities, (iv) total consideration for Heavy and one of the 2015 Other Acquisitions, and (v) valuation of identifiable intangible assets for one of the 2015 Other Acquisitions. The following table summarizes the total consideration for the 2015 acquisitions and presents the allocation of these amounts to the net tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition date (in thousands).

	2015 Acquisitions
	Right Away(1)	Ferrara Bros.(2)	Colonial(3)(4)	DuBrook(3)(5)	Wantage(3)(6)	Heavy(3)(7)	All Other(3)(8)
Cash	$928	$67	$888	$—	$—	$20	$—
Accounts receivable	1,832	13,224	4,305	1,218	—	1,334	—
Inventory	348	1,434	378	349	—	1,449	754
Other current assets	196	608	126	739	—	92	—
Property, plant and equipment	9,696	13,147	6,325	2,394	15,793	6,095	5,153
Definite-lived intangible assets	7,036	50,310	4,640	4,473	—	—	1,774
Other long-term assets	—	—	153	—	—	47	—
Total assets acquired	20,036	78,790	16,815	9,173	15,793	9,037	7,681
Current liabilities	1,399	6,944	5,864	910	—	3,269	91
Long-term deferred income tax	5,546	—	—	—	—	—	—
Other long-term liabilities	—	—	—	59	—	—	—
Total liabilities assumed	6,945	6,944	5,864	969	—	3,269	91
Goodwill	10,703	6,916	4,245	3,887	2,202	20,884	6,159
Total consideration	$23,794	$78,762	$15,196	$12,091	$17,995	$26,652	$13,749

(1)
The fair value of the Right Away acquired accounts receivable is $1.8 million, with a gross contractual amount of $2.2 million. We do not expect to collect $0.4 million of the Right Away acquired accounts receivable. Total consideration for the Right Away acquisition includes $19.9 million of cash and $3.9 million for the fair value of the Right Away Earn-out as of the acquisition date. The purchase price allocation for Right Away is final.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)
The fair value of the Ferrara Bros. acquired accounts receivable is $13.2 million, with a gross contractual amount of $14.3 million. We do not expect to collect $1.1 million of the Ferrara Bros. acquired accounts receivable. Total consideration for the Ferrara Bros. acquisition includes $44.1 million of cash, approximately 442,000 shares of our common stock valued at approximately $15.1 million on the date of issuance, and $19.6 million for the fair value of the Ferrara Bros. Contingent Consideration as of the acquisition date. The purchase price allocation for Ferrara Bros. is final.

(3)
The purchase price allocations for the Colonial, Dubrook, Wantage, and Heavy acquisitions and the acquisitions included in the caption "All Other" above are preliminary and remain subject to adjustments, including, but not limited to, working capital, certain accrued liabilities, and the fair value of identifiable intangible assets and property, plant, and equipment.

(4)	The fair value of the Colonial acquired accounts receivable approximates the gross contractual amount as of the acquisition date.

(5)
The fair value of the DuBrook acquired accounts receivable approximates the gross contractual amount as of the acquisition date. Total consideration for the DuBrook acquisition includes $11.5 million of cash and $0.6 million for the fair value of the Dubrook Earn-out as of the acquisition date.

(6)	Total consideration for the Wantage acquisition includes $15.2 million of cash and $2.8 million for the fair value of deferred payments due to the previous owners.

(7)
The fair value of the Heavy acquired accounts receivable is $1.3 million, pending further analysis, with a gross contractual amount of $4.3 million. We do not expect to collect $3.0 million of the Heavy acquired accounts receivable, pending further review. Total consideration for the Heavy acquisition includes $21.9 million of cash and $4.8 million for the fair value of deferred payments due to the previous owners.

(8)	Total consideration for the 2015 Other Acquisitions includes $12.0 million of cash and $1.7 million for the fair value of deferred payments due to the previous owners.

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

Acquired Intangible Assets and Goodwill

Acquired intangible assets in 2015 of $68.2 million consisted of trade names, customer relationships, non-compete agreements, leasehold interests, a favorable contract, and backlog. The amortization period of these intangible assets ranges from one year to 25 years. These intangible assets exclude identifiable intangible assets from the 2016 Greco acquisition, the 2015 Wantage and Heavy acquisitions, as well as one of the 2015 Other Acquisitions as management has not yet completed valuations of these assets. The major classes of intangible assets acquired in the 2015 acquisitions were as follows (in thousands):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Trade names	24.23	$35,572
Customer relationships	8.21	20,757
Non-compete agreements	5.00	2,471
Leasehold interests	12.89	4,143
Favorable contract	3.50	3,650
Backlog	1.00	1,640
Total		$68,233

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recorded $2.0 million and $0.7 million of amortization expense related to these intangible assets during the three months ended March 31, 2016 and March 31, 2015, respectively. During the three months ended March 31, 2016, $0.1 million of amortization expense was recognized that related to previous periods and had not been recorded since the fair value of those intangible assets had not yet been determined. As of March 31, 2016, the estimated future aggregate amortization expense of intangible assets from the 2015 acquisitions was as follows (in thousands):

Year Ending December 31,
2016 (remainder of the year)	$4,718
2017	6,181
2018	5,761
2019	4,752
2020	4,505
Thereafter	34,676
Total	$60,593

The goodwill ascribed to each of these acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill relates to our ready-mixed concrete reportable segment, with the exception of Heavy, Wantage, and one of the 2015 Other Acquisitions. Goodwill resulting from our Heavy acquisition relates to our ready-mixed concrete reportable segment and our aggregate products reportable segment. Goodwill resulting from the Wantage acquisition and one of the 2015 Other Acquisitions relates to our aggregate products reportable segment. See Note 6 for the allocation of goodwill from our 2016 and 2015 acquisitions to our segments. We expect the goodwill to be deductible for tax purposes, with the exception of the Right Away acquisition. See Note 12 for additional information regarding income taxes.

Actual and Pro Forma Impact of Acquisitions

During the three months ended March 31, 2016, we recorded approximately $44.3 million of revenue and $1.4 million of loss from operations in our condensed consolidated statements of operations related to the 2015 acquisitions as well as the Greco acquisition following its acquisition date. During the three months ended March 31, 2015, we recorded approximately $2.9 million of revenue and $0.3 million of income from operations in our condensed consolidated statement of operations related to the acquisitions completed in the first quarter of 2015 following the acquisition date.

The unaudited pro forma information presented below reflects the combined financial results for all of the acquisitions completed during 2015 and the Greco acquisition, excluding one of the 2015 Other Acquisitions, as historical financial results for these operations were not material and impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations for the three months ended March 31, 2016 and 2015 as if the 2015 acquisitions had been completed on January 1, 2014 and the Greco acquisition had been completed on January 1, 2015 (in thousands, except per share information):

	Three Months Ended March 31,
	2016	2015
Revenue from continuing operations	$251,738	$208,522
Net loss	$(8,643)	$(11,057)
Loss per share, basic	$(0.58)	$(0.82)
Loss per share, diluted	$(0.58)	$(0.82)

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the eight acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2015 acquisitions occurred on January 1, 2014 and had the Greco acquisition occurred on January 1, 2015.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments:

	Three Months Ended March 31,
	2016	2015
Increase (decrease) in intangible amortization expense	$661	$(1,573)
Decrease in depreciation expense	—	231
Exclusion of buyer transaction costs	628	584
Exclusion of seller transaction costs	—	46
Exclusion of pension expense for pension plan not acquired	—	212
Exclusion of segment results for segment not acquired	—	(99)
Increase in interest expense	—	(243)
Increase (decrease) in income tax expense	503	(5)
Net adjustments	$1,792	$(847)

As the purchase price allocations for Greco, Wantage, Heavy, and one of the 2015 Other Acquisitions are still preliminary and the fair value measurements for the related intangible assets have not been determined, no amortization of these intangible assets was included in the pro forma results. The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

4.	DISCONTINUED OPERATIONS

In June 2015, we completed the sale of substantially all of our assets associated with our one remaining precast concrete operation in Pennsylvania. We sold the operation's fixed assets and inventory for net proceeds of $0.3 million in cash and a promissory note of $1.2 million, net of a $0.1 million discount, and recorded a pre-tax loss on the transaction of $0.2 million. We have presented the results of operations for this business for the three months ended March 31, 2015 in discontinued operations in the accompanying condensed consolidated statements of operations. During the first quarter of 2016, we received payments totaling $0.1 million in accordance with the terms of the promissory note.

The results of these discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue	$—	$3,294
Operating expenses excluding depreciation, depletion and amortization	300	3,070
(Loss) income from discontinued operations, before income taxes	(300)	224
Income tax (benefit) expense	(112)	1
(Loss) income from discontinued operations, net of taxes	$(188)	$223

Cash flows from operating activities included operating cash flows used in discontinued operations of $0.1 million during the three months ended March 31, 2016. Cash flows from investing activities included investing cash flows provided by discontinued operations of $0.1 million for the three months ended March 31, 2016. Cash flows from operating activities included operating cash flows provided by discontinued operations of less than $0.1 million during the three months ended March 31, 2015. Cash flows from investing activities included investing cash flows used in discontinued operations of less than $0.1 million during the three months ended March 31, 2015.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INVENTORIES

Inventories as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$34,874	$33,792
Building materials for resale	1,981	1,736
Other	1,201	1,198
Total inventories	$38,056	$36,726

6.     GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

The changes in goodwill by reportable segment from January 1, 2016 to March 31, 2016 were as follows (in thousands):

	March 31, 2016
	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Balance at January 1, 2016	$82,958	$13,984	$3,262	$100,204
2016 acquisitions (See Note 3)	18,595	—	—	18,595
All other purchase price allocation adjustments (See Note 3)	(2,142)	(2,907)	—	(5,049)
Balance at March 31, 2016	$99,411	$11,077	$3,262	$113,750

Intangible Assets

Our purchased intangible assets were as follows as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Trade names	$40,302	$(2,613)	$37,689	21.86
Customer relationships	46,812	(9,381)	37,431	7.08
Non-competes	11,098	(2,806)	8,292	3.72
Leasehold interests	7,525	(841)	6,684	10.25
Favorable contract	3,650	(1,130)	2,520	2.42
Backlog	1,640	(1,640)	—	—
Total definite-lived intangible assets	111,027	(18,411)	92,616	12.90
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$112,505	$(18,411)	$94,094
(1) Land rights acquired in the 2014 acquisition of the Custom-Crete assets from Oldcastle Architectural, Inc. will be reclassified to property, plant and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

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
(1) Land rights acquired in the 2014 acquisition of the Custom-Crete assets from Oldcastle Architectural, Inc. will be reclassified to property, plant and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

We recorded $3.4 million and $1.0 million of amortization expense on our purchased intangible assets for the three months ended March 31, 2016 and 2015, respectively, which is included in the accompanying condensed consolidated statements of operations.

As of March 31, 2016, the estimated remaining amortization of our finite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2016 (remainder of the year)	$8,903
2017	11,676
2018	11,229
2019	9,820
2020	8,153
Thereafter	42,835
Total	$92,616

7.	ACCRUED LIABILITIES

Our accrued liabilities were as follows (in thousands):

	March 31, 2016	December 31, 2015
		(Restated)
Accrued materials	$23,348	$22,428
Accrued insurance reserves	13,900	15,341
Accrued compensation and benefits	9,279	15,024
Accrued interest	5,856	1,500
Accrued property, sales and other taxes	5,469	14,916
Deferred consideration	4,804	4,774
Contingent consideration, current portion	3,152	2,635
Deferred rent	1,925	1,838
Other	5,775	7,398
Total accrued liabilities	$73,508	$85,854

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT

A summary of our debt and capital leases was as follows (in thousands):

	March 31, 2016	December 31, 2015
Senior secured notes due 2018	$200,000	$200,000
Senior secured credit facility	65,000	45,000
Capital leases	17,056	16,555
Other financing	20,025	20,194
Debt issuance costs	(5,611)	(6,149)
Total debt	296,470	275,600
Less: current maturities	(10,052)	(9,386)
Long-term debt, net of current maturities	$286,418	$266,214

Senior Secured Notes due 2018

On November 22, 2013, we completed an offering of $200.0 million aggregate principal amount of 8.5% senior secured notes due 2018 (the "2018 Notes") at an offering price of 100%. We used a portion of the net proceeds from the 2018 Notes to repay all of our outstanding borrowings under the Revolving Facility and to redeem all $61.1 million of our outstanding 9.5% senior secured notes due 2015 (the "2013 Notes").

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our obligations under the 2018 Notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis by all of our domestic wholly owned subsidiaries that guarantee the indebtedness under the Revolving Facility. Each guarantee is subject to release in the following customary circumstances:

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

The 2018 Notes are issued by U.S. Concrete, Inc. (the "Parent"), and are guaranteed on a full and unconditional basis by each of its domestic wholly owned subsidiaries. The guarantees are joint and several. U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2018 Notes. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan. For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 17.

The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by first-priority liens on certain of the property and assets directly owned by us, including material owned real property, fixtures, intellectual property, capital stock of subsidiaries and certain equipment, subject to permitted liens and certain exceptions, and by a second-priority lien on our assets securing the Revolving Facility on a first-priority basis, including inventory (including as-extracted collateral), accounts receivable, certain specified mixer trucks, chattel paper, general intangibles (other than collateral securing the 2018 Notes on a first-priority basis), instruments, documents, cash, deposit accounts, securities accounts, commodities accounts, letter of credit rights and all supporting obligations and related books and records and all proceeds and products of the foregoing, subject to permitted liens and certain exceptions. The 2018 Notes and the guarantees thereof are effectively subordinated to all indebtedness and other obligations, including trade payables, of each of our future subsidiaries that are not guarantors.

Senior Secured Credit Facility

On October 29, 2013, we entered into a First Amended and Restated Loan and Security Agreement (the “2013 Loan Agreement”) with certain financial institutions named therein, as lenders (the "Lenders") and the administrative agent, which amended and restated our then existing credit agreement and provided us with the Revolving Facility. On November 18, 2015, we entered into a Second Amended and Restated Loan and Security Agreement (the “Second A/R Loan Agreement”) which amended and restated the 2013 Loan Agreement. Among other things, the Second A/R Loan Agreement increased the revolving commitments of the Revolving Facility from $175.0 million to $250.0 million and extended the maturity date to the earlier of (i) November 18, 2020 or (ii) sixty days prior to the maturity date of the 2018 Notes (if then outstanding) or the refinancing of debt thereof, as applicable. The Second A/R Loan Agreement also included an accordion feature that allows for increases in the total revolving commitments by as much as $100.0 million. Additionally, the applicable margin for each of the LIBOR loans and base rate loans was lowered so that, depending on the average availability under the Second A/R Loan Agreement, the applicable margin ranges from 1.25% to 1.75% for LIBOR loans and 0.00% to 0.50% for base rate loans. As of March 31, 2016, we had $65.0 million of outstanding borrowings on the Second A/R Loan Agreement. The weighted average interest rate for the Second A/R Loan Agreement was 1.94% as of March 31, 2016.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and, after the occurrence of certain events, machinery, which serve as priority collateral for the Revolving Facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the Second A/R Loan Agreement and discussed further below.  Our availability under the Revolving Facility at March 31, 2016 decreased to $94.6 million from $131.2 million at December 31, 2015. The Second A/R Loan Agreement also contains a provision for over-advances and protective advances by Lenders, in each case, of up to $25.0 million in excess of borrowing base levels.  The Second A/R Loan Agreement provides for swingline loans, up to a $15.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greater of (a) Bank of America’s

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30-days interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus the Applicable Margin, as defined in the Second A/R Loan Agreement.  The interest rate for LIBOR loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus the Applicable Margin, as defined in the Second A/R Loan Agreement. Issued and outstanding letters of credit are subject to a fee equal to the Applicable Margin, as defined in the Second A/R Loan Agreement, in effect for LIBOR loans, a fronting fee equal to 0.125% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  Among other fees, we pay a commitment fee of either 0.25% or 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the Revolving Facility. The fee we pay is determined by whether the amount of the unused line is above or below 50% of the aggregate Revolver Commitments, as defined in the Second A/R Loan Agreement. The Applicable Margin ranges from 0.00% to 0.50% for base rate loans and from 1.25% to 1.75% for LIBOR loans, and is determined based on Average Availability for the most recent fiscal quarter, as defined in the Second A/R Loan Agreement.

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Loans under the Revolving Facility are limited by a borrowing base which is equal to the least of (a) the aggregate amount of Revolver Commitments minus each of the LC Reserve, the Senior Notes Availability Reserve, and the Tax Amount, all as defined in the Second A/R Loan Agreement, (b) the sum of (i) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), (ii) the lesser of (x) 70% of the value of eligible inventory or (y) 90% of the product of (A) the net orderly liquidation value of inventory divided by the value of the inventory and (B) multiplied by the value of eligible inventory (iii) (x) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (y) 80% of the cost of eligible trucks that have been acquired since the date of the latest appraisal of eligible trucks minus (z) 85% of the net orderly liquidation value of eligible trucks that have been sold since the date of the latest appraisal, minus (d) 85% of the depreciation amount applicable to eligible trucks, and (iv) (x) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible machinery minus (y) 85% of the net orderly liquidation value of eligible machinery that have been sold since the date of the latest appraisal, minus (z) 85% of the depreciation amount applicable to eligible machinery, minus the Availability Reserve and minus the Tax Amount, each as defined in the Second A/R Loan Agreement; provided that, notwithstanding anything herein to the contrary, in determining the borrowing base (i) pursuant to this clause (b), the value of the machinery set forth in clause (b)(iv) above shall be included in such determination only after a refinancing of, or amendment to, the 2018 Notes such that, following such refinancing or amendment, the Revolving Facility will not be subordinate in right of security with respect to such machinery and (ii) the borrowing base attributable to the eligible trucks and eligible machinery set forth in clauses (b) (iii) and (iv) above shall not exceed 30% of the borrowing base as of such date of determination or (c) the amount of a borrowing base calculated pursuant to the Indenture minus the greater of (i) $10.0 million and (ii) an amount equal to 5.0% of such borrowing base; provided however, clause (c) of the definition of borrowing base shall be permanently terminated if the 2018 Notes are refinanced or amended, in each case, such that the cap on the maximum amount of obligations able to be borrowed under the Revolving Facility set forth in the applicable intercreditor agreement and/or documentation governing such refinancing indebtedness is no less than 110% of the Revolver Commitments, as defined in the Second A/R Loan Agreement. The administrative agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The Second A/R Loan Agreement contains usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the Second A/R Loan Agreement.  The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement.  For the trailing 12-month period ended March 31, 2016, our fixed charge coverage ratio was 3.29 to 1.0. As of March 31, 2016, we were in compliance with all covenants under the Second A/R Loan Agreement.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases and Other Financing

From 2013 through the first quarter of 2016, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $26.4 million, with fixed annual interest rates ranging from 2.50% to 3.18%, payable monthly for terms ranging from four to five years.

From 2013 through the first quarter of 2016, we entered into leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment for a total principal amount of $21.9 million, with fixed annual interest rates ranging from less than 0.01% to 5.24%, payable monthly for terms ranging from two to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

The current portion of capital leases included in current maturities of long-term debt was $4.5 million as of March 31, 2016 and $4.0 million as of December 31, 2015.

As of March 31, 2016, we had four promissory notes outstanding that were issued primarily in connection with acquisitions completed between February 2014 and August 2014 in an aggregate principal amount of $1.4 million. These promissory notes are payable either monthly or annually over two to nine years, with annual effective interest rates ranging from 3.49% to 12.48%.

The weighted average interest rate of our capital leases and other financings was 3.09% and 3.07% as of March 31, 2016 and December 31, 2015, respectively.

9.	WARRANTS

On August 31, 2010 (the "Effective Date"), we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock (collectively, the "Warrants").  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of the Effective Date. The Warrants have been included in derivative liabilities on the accompanying condensed consolidated balance sheets (see Note 10) and are recorded at their fair value (see Note 11). The Warrants are also included in the potentially dilutive securities included in the calculation of diluted earnings (loss) per share as shares of our common stock would be issued if the Warrants were exercised (see Note 14). The Warrants are classified as a current liability on the accompanying condensed consolidated balance sheets as they can be exercised by the holders at any time. As of March 31, 2016, there were 1.1 million of Class A Warrants and 1.0 million of Class B Warrants outstanding.

10.	DERIVATIVES

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  In accordance with FASB Accounting Standards Codification ("ASC") 815 - Derivatives and Hedging ("ASC 815"), we are required to account for derivative instruments as a result of the issuance of the Warrants on August 31, 2010.  None of our derivative instruments manage business risk or are executed for speculative purposes.

The following table presents the fair value of our derivative instruments as of March 31, 2016 and December 31, 2015 (in thousands):

		Fair Value
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Balance Sheet Location	March 31, 2016	December 31, 2015
Warrants	Derivative liabilities	$73,716	$67,401

The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively, excluding income tax effects (in thousands):

		Three Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location of Loss Recognized	March 31, 2016	March 31, 2015
Warrants	Derivative loss	$(12,780)	$(11,499)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrant volume positions represent the number of shares of common stock underlying the instruments.  The table below presents our volume positions as of March 31, 2016 and December 31, 2015 (in thousands):

	Number of Shares
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	March 31, 2016	December 31, 2015
Warrants	2,078	2,361

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$73,716	$—	$73,716	$—
Contingent consideration, including current portion(1) (2) (3) (4) (5) (6)	28,346	—	—	28,346
	$102,062	$—	$73,716	$28,346

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$67,401	$—	$67,401	$—
Contingent consideration, including current portion(1) (2) (3) (4) (5) (6)	30,119	—	—	30,119
	$97,520	$—	$67,401	$30,119

(1)
The current portion of contingent consideration is included in accrued liabilities in our condensed consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our condensed consolidated balance sheets.

(2)
Includes the fair value of the earn-out payments associated with the 2012 acquisition of Bode Gravel Co. and Bode Concrete LLC. The fair value was determined based on expected payouts that will be due to the former owners based on the achievement

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments were capped at a fair value of $1.5 million and $3.5 million as of March 31, 2016 and December 31, 2015, respectively.

(3)
Includes the fair value of the earn-out payments associated with the 2014 acquisition of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC. The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to average annual West Texas Intermediate crude oil ("WTI") prices reaching certain predetermined levels from December 8, 2015 through December 7, 2016, using a discount rate of 3.50% as of both March 31, 2016 and December 31, 2015. The fair value of the Mobile-Crete earn-out was less than $0.1 million as of both March 31, 2016 and December 31, 2015.

(4)
Includes the fair value of the Right Away Earn-out (see Note 3). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of sales volume milestones, using a discount rate of 8.50%. The fair value of the Right Away Earn-out was $4.2 million and $4.7 million as of March 31, 2016 and December 31, 2015, respectively.

(5)
Includes the fair value of the Ferrara Bros. Contingent Consideration (see Note 3). The fair value was determined based on the expected vesting of incentive awards granted to the former owners at acquisition based on probability-weighted assumptions related to the achievement of certain EBITDA thresholds, using a discount rate of 10.50% and 10.53% as of March 31, 2016 and December 31, 2015, respectively. The fair value of the Ferrara Bros. Contingent Consideration was $22.0 million and $21.2 million as of March 31, 2016 and December 31, 2015, respectively.

(6)
Includes the fair value of the DuBrook Earn-out (see Note 3). The fair value was determined based on the expected payouts that will be due to the former owners based on management's forecast of sales volumes, using a discount rate of 15.75% as of both March 31, 2016 and December 31, 2015. The fair value of the DuBrook Earn-out was $0.7 million as of both March 31, 2016 and December 31, 2015.

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  The key inputs in determining our derivative liabilities include our stock price, stock price volatility, and risk free interest rates. As of March 31, 2016, observable market data existed for all of the key inputs in determining the fair value of our Warrants.

The liabilities for the Mobile-Crete Earn-out, the Right Away Earn-out, and the Ferrara Bros. Contingent Consideration were valued using Monte Carlo simulations which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. Inputs into the model were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar observable inputs. The key inputs in determining the fair value of the Mobile-Crete Earn-out, the Right Away Earn-out, and the Ferrara Bros. Contingent Consideration included discount rates ranging from 3.50% to 10.53%, a forecasted average of WTI prices from December 8, 2015 through December 7, 2016 from quoted sources, and management's estimates of future sales volumes and EBITDA. Changes in these inputs will impact the valuation of our contingent consideration obligations and will result in gain or loss each quarterly period.

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2015 to March 31, 2016 is provided below (in thousands):

Contingent Consideration
Balance at December 31, 2015	$30,119
Total losses included in earnings(1)	1,247
Payment on contingent consideration	(3,020)
Balance at March 31, 2016	$28,346

(1)	Represents the net loss on revaluation of contingent consideration, which is included in loss on revaluation of contingent consideration in our condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2018 Notes, estimated based on broker/dealer quoted market prices, was $207.0 million as of March 31, 2016. The carrying value of outstanding amounts under our Second A/R Loan Agreement approximates fair value due to the floating interest rate.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of March 31, 2016 and December 31, 2015 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax asset was approximately $8.5 million as of March 31, 2016 and $6.0 million as of December 31, 2015. We made income tax payments of approximately $2.1 million and $0.3 million during the three months ended March 31, 2016 and 2015.

Our effective tax rate differs substantially from the federal statutory rate primarily due to the tax impact of our Warrants, for which we recorded a non-cash derivative loss of $12.8 million and $11.5 million for the three months ended March 31, 2016 and 2015, respectively.  The derivative loss is excluded from the calculation of our income tax provision, thus increasing our tax expense in periods when we record a derivative loss. Further, exercises of the Warrants are treated as an unrecognized tax benefit for purposes of calculating our tax provision.  For the three months ended March 31, 2016, our tax provision excluded $2.5 million related to this unrecognized tax benefit for federal and state tax purposes.  There was no tax effect to our tax provision for the three months ended March 31, 2015 related to the Warrants due to a full valuation allowance on our deferred tax assets through the third quarter of 2015.

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the three months ended March 31, 2016 and March 31, 2015, we recorded unrecognized tax benefits of $2.7 million and $4.7 million, respectively.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current loss from discontinued operations. We recorded a tax expense of $2.0 million and a tax benefit of $0.1 million in loss from continuing operations for the three months ended March 31, 2016 and 2015, respectively. We recorded a tax benefit of $0.1 million and a tax expense of less than $0.1 million allocated to discontinued operations for the three months ended March 31, 2016 and 2015, respectively. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three months ended March 31, 2016 and 2015 nets to $0.

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

13.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	March 31, 2016	December 31, 2015
Shares authorized	100,000	100,000
Shares outstanding at end of period	15,192	14,871
Shares held in treasury	842	842

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. The preferred stock may be issued from time to time in one or more series upon authorization by our Board of Directors (the "Board"). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of March 31, 2016 or December 31, 2015.

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the Share Repurchase Program. We made no repurchases of our common stock during the three months ended March 31, 2016 and 2015 under the Share Repurchase Program.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 1,200 shares of common stock with a total value of $0.1 million during the three months ended March 31, 2016. We withheld approximately 13,000 shares of common stock with a total value of $0.4 million during the three months ended March 31, 2015. We accounted for the withholding of these shares as treasury stock.

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

For the three months ended March 31, 2016 and 2015, our potentially dilutive shares include the shares underlying our restricted stock, restricted stock units, stock options, and Warrants. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	Three Months Ended March 31,
	2016	2015
Potentially dilutive shares:
Unvested restricted stock and restricted stock units	400	410
Stock options	30	46
Warrants	2,078	2,999
Total potentially dilutive shares	2,508	3,455

15.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.  As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes.  In each reporting period, if we determine that the likelihood of damages being assessed against us is probable, and if we believe we can estimate a range of possible outcomes, then we will record a liability. The amount of the liability will be based upon a specific estimate, if we believe a specific estimate to be likely, or it will reflect the low end of our range. Currently, there are no material legal proceedings pending against us.

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

As of March 31, 2016, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2016.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2016.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $12.2 million as of March 31, 2016, compared to $12.0 million as of December 31, 2015, which are classified in accrued liabilities in our condensed consolidated balance sheets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance Bonds

In the normal course of business, we are contingently liable for performance under $19.8 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2016. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of March 31, 2016.

16.	SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, northern California, New York, New Jersey, Washington, D.C., Oklahoma, and the U.S. Virgin Islands. Our aggregate products segment includes crushed stone, sand and gravel products and serves the north and west Texas, New York, New Jersey, Southern Oklahoma, and U.S. Virgin Islands markets in which our ready-mixed concrete segment operates. Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, ARIDUS® Rapid Drying Concrete technology, brokered product sales, a recycled aggregates operation, an aggregate distribution operation, and an industrial waterfront marine terminal and sales yard. The financial results of the acquisitions completed in 2016 and 2015 have been included in their respective reportable segment or in other products as of their respective acquisition dates.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations plus the provision (benefit) for income taxes, net interest expense, depreciation, depletion and amortization, derivative gain (loss), gain (loss) on revaluation of contingent consideration, and gain (loss) on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating our compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

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

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

We account for inter-segment sales at market prices. Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to reportable segments and are excluded from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue:
Ready-mixed concrete
Sales to external customers	$224,089	$155,044
Aggregate products
Sales to external customers	7,859	5,231
Intersegment sales	7,286	3,679
Total aggregate products	15,145	8,910
Total reportable segment revenue	239,234	163,954
Other products and eliminations	5,811	7,384
Total revenue	$245,045	$171,338

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$27,755	$20,570
Aggregate products	2,924	177
Total reportable segment Adjusted EBITDA	$30,679	$20,747

Reconciliation Of Reportable Segment Adjusted EBITDA To Loss From Continuing Operations Before Income Taxes:
Total reportable segment Adjusted EBITDA	$30,679	$20,747
Other products and eliminations income from operations	1,558	828
Corporate overhead	(9,812)	(8,785)
Depreciation, depletion and amortization for reportable segments	(10,695)	(7,009)
Interest expense, net	(5,700)	(5,153)
Corporate derivative loss	(12,780)	(11,499)
Loss on revaluation of contingent consideration	(1,247)	—
Corporate and other products and eliminations other income, net	149	90
Loss from continuing operations before income taxes	$(7,848)	$(10,781)

Capital Expenditures:
Ready-mixed concrete	$5,157	$1,686
Aggregate products	4,999	1,234
Other products and corporate	1,064	626
Total capital expenditures	$11,220	$3,546

Revenue By Product:
Ready-mixed concrete	$224,089	$155,044
Aggregate products	7,859	5,231
Aggregates distribution	4,766	3,034
Building materials	3,748	3,834
Lime	2,363	1,497
Hauling	1,531	1,038
Other	689	1,660
Total revenue	$245,045	$171,338

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identifiable Property, Plant And Equipment Assets:	As of March 31, 2016	As of December 31, 2015
Ready-mixed concrete	$168,026	$166,837
Aggregate products	72,393	65,937
Other products and corporate	17,668	15,349
Total identifiable assets	$258,087	$248,123

17.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 2018 Notes are fully and unconditionally and jointly and severally guaranteed on a senior secured basis by all of our domestic wholly owned subsidiaries, each a guarantor subsidiary. The 2018 Notes are not guaranteed by any foreign subsidiaries of the Company, each a non-guarantor subsidiary.

During the fourth quarter of 2015, we acquired two entities that have been designated as non-guarantor subsidiaries under our 2018 Notes. As such, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X. We had no non-guarantor subsidiaries for the quarter ended March 31, 2015.

The following condensed consolidating financial statements present, in separate columns, financial information for (i) the Parent on a parent only basis, (ii) the guarantor subsidiaries on a combined basis, (iii) the non-guarantor subsidiaries on a combined basis, (iv) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (v) the Company on a consolidated basis.

The following condensed consolidating financial statements of U.S. Concrete, Inc. and its subsidiaries present investments in consolidated subsidiaries using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7,681	$1,154	$—	$8,835
Trade accounts receivable, net	—	157,761	286	—	158,047
Inventories	—	35,379	2,677	—	38,056
Prepaid expenses	—	9,328	70	—	9,398
Other receivables	—	6,514	105	—	6,619
Other current assets	26,163	1,952	5	(26,163)	1,957
Total current assets	26,163	218,615	4,297	(26,163)	222,912
Property, plant and equipment, net	—	251,927	6,160	—	258,087
Goodwill	—	89,316	24,434	—	113,750
Intangible assets, net	—	92,456	1,638	—	94,094
Deferred income taxes	—	8,407	52	—	8,459
Investment in subsidiaries	314,906	—	—	(314,906)	—
Intercompany receivables	141,073	—	—	(141,073)	—
Other assets	—	5,367	47	—	5,414
Total assets	$482,142	$666,088	$36,628	$(482,142)	$702,716
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$155	$80,137	$598	$—	$80,890
Accrued liabilities	9,790	87,472	2,409	(26,163)	73,508
Current maturities of long-term debt	—	10,052	—	—	10,052
Derivative liabilities	73,716	—	—	—	73,716
Total current liabilities	83,661	177,661	3,007	(26,163)	238,166
Long-term debt, net of current maturities	259,388	27,030	—	—	286,418
Other long-term obligations and deferred credits	5,061	39,039	—	—	44,100
Intercompany payables	—	133,618	7,455	(141,073)	—
Total liabilities	348,110	377,348	10,462	(167,236)	568,684
Total equity	134,032	288,740	26,166	(314,906)	134,032
Total liabilities and equity	$482,142	$666,088	$36,628	$(482,142)	$702,716

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING BALANCE SHEET (RESTATED)
DECEMBER 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,854	$71	$—	$3,925
Trade accounts receivable, net	—	170,133	1,123	—	171,256
Inventories	—	34,149	2,577	—	36,726
Prepaid expenses	—	4,091	152	—	4,243
Other receivables	—	7,736	29	—	7,765
Other current assets	24,152	2,371	44	(24,193)	2,374
Total current assets	24,152	222,334	3,996	(24,193)	226,289
Property, plant and equipment, net	—	242,048	6,075	—	248,123
Goodwill	—	73,638	26,566	—	100,204
Intangible assets, net	—	95,754	—	—	95,754
Deferred income taxes	—	6,089	—	(63)	6,026
Investment in subsidiaries	308,346	—	—	(308,346)	—
Intercompany receivables	119,070	—	—	(119,070)	—
Other assets	—	5,254	47	—	5,301
Total assets	$451,568	$645,117	$36,684	$(451,672)	$681,697
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$274	$78,902	$1,243	$—	$80,419
Accrued liabilities	4,507	103,247	2,293	(24,193)	85,854
Current maturities of long-term debt	—	9,386	—	—	9,386
Derivative liabilities	67,401	—	—	—	67,401
Total current liabilities	72,182	191,535	3,536	(24,193)	243,060
Long-term debt, net of current maturities	238,850	27,364	—	—	266,214
Other long-term obligations and deferred credits	6,529	31,887	—	—	38,416
Deferred income taxes	—	—	63	(63)	—
Intercompany payables	—	112,164	6,906	(119,070)	—
Total liabilities	317,561	362,950	10,505	(143,326)	547,690
Total equity	134,007	282,167	26,179	(308,346)	134,007
Total liabilities and equity	$451,568	$645,117	$36,684	$(451,672)	$681,697

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
QUARTER ENDED MARCH 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$240,371	$4,674	$—	$245,045
Cost of goods sold before depreciation, depletion and amortization	—	194,551	4,207	—	198,758
Selling, general and administrative expenses	—	22,696	467	—	23,163
Depreciation, depletion and amortization	—	11,492	149	—	11,641
Loss on revaluation of contingent consideration	445	802	—	—	1,247
Loss on sale of assets	—	101	—	—	101
(Loss) income from operations	(445)	10,729	(149)	—	10,135
Interest expense, net	(5,375)	(320)	(5)	—	(5,700)
Derivative loss	(12,780)	—	—	—	(12,780)
Other income, net	—	494	3	—	497
(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(18,600)	10,903	(151)	—	(7,848)
Income tax (benefit) expense	(2,011)	4,140	(138)	—	1,991
Net (loss) income from continuing operations before equity in earnings of subsidiaries	(16,589)	6,763	(13)	—	(9,839)
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(188)	—	—	(188)
Net (loss) income before equity in earnings of subsidiaries	(16,589)	6,575	(13)	—	(10,027)
Equity in earnings of subsidiaries	6,562	—	—	(6,562)	—
Net (loss) income	$(10,027)	$6,575	$(13)	$(6,562)	$(10,027)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
QUARTER ENDED MARCH 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(808)	$17,997	$636	$—	$17,825
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(11,118)	(102)	—	(11,220)
Payments for acquisitions	—	(18,681)	—	—	(18,681)
Proceeds from disposals of property, plant and equipment	—	37	—	—	37
Proceeds from disposals of business units	—	125	—	—	125
Net cash used in investing activities	—	(29,637)	(102)	—	(29,739)
Cash flows from financing activities:
Proceeds from revolver borrowings	84,956	—	—	—	84,956
Repayments of revolver borrowings	(64,956)	—	—	—	(64,956)
Proceeds from exercise of stock options and warrants	57	—	—	—	57
Payments of other long-term obligations	(657)	(2,286)	—	—	(2,943)
Payments for other financing	—	(2,324)	—	—	(2,324)
Excess tax benefits from stock-based compensation	2,215	—	—	—	2,215
Debt issuance costs	(119)	—	—	—	(119)
Other treasury share purchases	(62)	—	—	—	(62)
Intercompany funding	(20,626)	20,077	549	—	—
Net cash used in financing activities	808	15,467	549	—	16,824
Net increase in cash and cash equivalents	—	3,827	1,083	—	4,910
Cash and cash equivalents at beginning of period	—	3,854	71	—	3,925
Cash and cash equivalents at end of period	$—	$7,681	$1,154	$—	$8,835

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” "intends," “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

For a discussion of our commitments not discussed below and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2015 (the "2015 Form 10-K/A").

Our Business

U.S. Concrete, Inc. and its subsidiaries (collectively, “we,” “us,” “our,” “U.S. Concrete” or the “Company”) are a leading producer of ready-mixed concrete in select geographic markets in the United States and the U.S. Virgin Islands. We operate our business through two primary segments: (i) ready-mixed concrete and (ii) aggregate products. The results of operations for our Pennsylvania precast operation, which was sold on June 2, 2015, have been included in discontinued operations for the periods presented.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 91.4% of our revenue for the three months ended March 31, 2016) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, northern California, New York, New Jersey, Washington, D.C., Oklahoma, and the U.S. Virgin Islands. With the acquisitions completed since the beginning of 2015, we have expanded our presence in all of our major markets as well as into new markets in the Caribbean Islands. During the three months ended March 31, 2016, we further expanded our ready-mixed concrete operations in our New York metropolitan market. For a description of our acquisitions, see the information set forth in Note 3, “Acquisitions,” to our condensed consolidated financial statements included in Part I of this report.

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

Aggregate Products. Our aggregate products segment (which represented 3.2% of our revenue for the three months ended March 31, 2016, excluding $7.3 million of intersegment sales) produces crushed stone, sand and gravel from 14 aggregates facilities located in New Jersey, Oklahoma, Texas, and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 1.1 million tons of aggregates during the three months ended March 31, 2016, with Texas representing 68%, New Jersey representing 27%, and the U.S. Virgin Islands representing 5% of the total production. We consumed 53% of our aggregate production internally and sold 47% to third party customers in the three months ended March 31, 2016. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas that we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

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

Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions.  In addition, our business is impacted by seasonal variations in weather conditions, which vary by regional market.  Accordingly, because of inclement weather, demand for our products and services during the winter months is typically lower than in other months of the year.  Also, sustained periods of inclement weather and other adverse weather conditions could cause the delay of construction projects during other times of the year.

We experienced a 4.5% increase in consolidated average ready-mixed concrete sales prices for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, resulting in the 20th consecutive fiscal quarter of increased average selling prices year-over-year. For the three months ended March 31, 2016, our ready-mixed concrete sales volume increased 38.1% to 1.8 million cubic yards as compared to the three months ended March 31, 2015. Ready-mixed concrete sales prices and volume in the first three months of 2016 as compared to the first three months of 2015 were up overall primarily due to increased construction activity, favorable weather versus the prior year period, and ready-mixed concrete segment acquisitions completed in 2015 and 2014. Ready-mixed concrete revenue and volume was higher on all of our major markets except for northern California which experienced an increase in adverse weather days. For the three months ended March 31, 2016, we estimate that there was no direct impact and less than a 2.0% indirect impact on revenue in our Texas markets by the decline in West Texas Intermediate crude oil ("WTI") prices. Higher volumes have allowed us to spread our fixed costs over more cubic yards. However, we also experienced higher cement and aggregate costs during the three months ended March 31, 2016 when compared to the prior year period, which have partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

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

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Second A/R Loan Agreement (as defined below) is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory, mixer trucks and, after the occurrence of certain events, machinery (as discussed below). While our working capital needs are typically at their lowest level in the first quarter, our borrowing base also typically declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

At March 31, 2016, our unused availability under the Second A/R Loan Agreement decreased to $94.6 million from $131.2 million at December 31, 2015, primarily due to increased borrowings under the Revolving Facility (as defined below), as well as decreases in eligible accounts receivable and eligible truck balances. We had $65.0 million in borrowings outstanding under the Revolving Facility as of March 31, 2016. The borrowings were used to fund capital expenditure needs and acquisitions completed during the most recent two quarters.

Our projection of our cash needs is based upon many factors, including without limitation, our forecasted volume, pricing, cost of materials, and capital expenditures. Based on our projected cash needs, we believe that the Revolving Facility and cash generated from operations will provide us with sufficient liquidity to operate our business in the ordinary course of business, not including potential acquisitions. The 2018 Notes are scheduled to mature in December 2018. The Revolving Facility is scheduled to mature on the earlier of (i) November 2020 or (ii) sixty days prior to the maturity date of the 2018 Notes (if then outstanding) or the refinancing of debt thereof, as applicable. If, however, the Revolving Facility and our operating cash flows are not adequate to fund our operations, we would need to obtain an amendment to the Second A/R Loan Agreement, seek other equity or debt financing to provide additional liquidity, or sell assets.

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
The following key financial measurements reflect our financial position and capital resources as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$8,835	$3,925
Total debt	296,470	275,600

Our cash and cash equivalents consist of highly liquid investments in deposits we hold at major financial institutions.

We and certain of our subsidiaries have entered into a Loan and Security Agreement (as subsequently amended, the “Second A/R Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The Second A/R Loan Agreement provides for a $250.0 million asset-based revolving credit facility (the “Revolving Facility”), subject to a borrowing base.
Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by the value of our eligible accounts receivable, inventory, mixer trucks and, after the occurrence of certain events, machinery, which serve as priority collateral for the Revolving Facility, minus reserves imposed by the Lenders and other adjustments, all as specified in the Second A/R Loan Agreement. The Second A/R Loan Agreement provides for swingline loans, up to a $15.0 million sublimit, and letters of credit, up to a $30.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR Loans” denominated in U.S. dollars. The Second A/R Loan Agreement contains usual and customary negative covenants and customary events of default for transactions of this type and requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement. As of March 31, 2016, we were in compliance with all covenants, and for the trailing 12 month period ended March 31, 2016, our fixed charge coverage ratio was 3.29 to 1.0. As of March 31, 2016, we had $65.0 million in outstanding borrowings, with a weighted average interest rate of 1.94%, and $12.7 million of undrawn standby letters of credit, leaving $94.6 million of unused borrowing capacity under the Second A/R Loan Agreement. The Second A/R Loan Agreement matures on the earlier of (i) November 18, 2020 or (ii) sixty days prior to the maturity date of the 2018 Notes (if then outstanding) or the refinancing of debt thereof, as applicable.
As of March 31, 2016, we had $200.0 million of our 8.5% senior secured notes due 2018 (the "2018 Notes") outstanding. We are obligated to pay interest on the 2018 Notes on June 1 and December 1 of each year. The 2018 Notes mature on December 1, 2018 and are redeemable at our option prior to maturity at prices specified in the indenture governing the 2018 Notes (the “Indenture”). The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions and also contains customary events of default. The 2018 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of its domestic wholly owned subsidiaries. The guarantees are joint and several. U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2018 Notes. The 2018 Notes and the guarantees thereof rank equally in right of payment with all of our existing and future senior indebtedness. The 2018 Notes and the guarantees thereof are secured by certain property and assets of the Company and the guarantors. For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 17, “Supplemental Condensed Consolidating Financial Information,” to our condensed consolidated financial statements included in Part I of this report.

From 2013 through the first quarter of 2016, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $26.4 million, with fixed annual interest rates ranging from 2.50% to 3.18%, payable monthly for terms ranging from four to five years.

From 2013 through the first quarter of 2016, we entered into leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment for a total principal amount of $21.9 million, with fixed annual interest rates ranging from less than 0.01% to 5.24%, payable monthly for terms ranging from two to five years. The lease agreements include a one dollar buyout option at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

For additional information regarding our arrangements relating to outstanding indebtedness, the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 2.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $17.8 million for the three months ended March 31, 2016, compared to $0.9 million for the three months ended March 31, 2015. Our cash provided by operating activities in the first three months of 2016 was favorably impacted by decreased use of cash to fund working capital and higher non-cash adjustments to net income for derivative loss and depreciation, depletion and amortization.

We used $29.7 million to fund investing activities during the three months ended March 31, 2016 compared to $19.4 million for the three months ended March 31, 2015. We paid $18.7 million to fund acquisitions during the first three months of 2016 compared to $16.3 million paid to fund an acquisition during the first three months of 2015. The increase in cash used in investing activities includes a $7.7 million increase in capital spending over the prior year period, as we used cash to fund purchases of mixer trucks, plant and other equipment to service our business in the first three months of 2016 as compared to the first three months of 2015, when we financed more of these purchases.

Our net cash provided by financing activities was $16.8 million for the three months ended March 31, 2016, as compared to net cash used in financing activities of $4.3 million for the comparable period of 2015. During the first three months of 2016, we had $20.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition we made payments of $2.9 million primarily related to contingent consideration obligations and made payments of $2.3 million related to our capital leases and other financings. During the first three months of 2015, we made a payment of $2.3 million for contingent consideration obligations and made payments of $1.7 million related to our capital leases and other financings.

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

Overall, prices for cement and aggregates increased in the first three months of 2016, compared to the same period in 2015, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

Acquisitions

Our portfolio strategy includes strategic acquisitions in various regions and markets, and we may seek arrangements to finance any such acquisitions, which financing arrangements may include additional debt or equity capital.

For a description of our recent acquisitions, see the information set forth in Note 3, “Acquisitions” to our condensed consolidated financial statements included in Part I of this report.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2015 Form 10-K/A.  Our critical accounting policies involve the use of estimates in the recording of goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, accounting for derivative instruments, and accounting for contingent consideration. See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in Item 8 of Part II of the 2015 Form 10-K/A for a discussion of our critical and significant accounting policies.

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2016	2015	%
	(unaudited)
Revenue	$245,045	$171,338	43.0%
Cost of goods sold before depreciation, depletion and amortization	198,758	139,786	42.2
Selling, general and administrative expenses	23,163	17,908	29.3
Depreciation, depletion and amortization	11,641	8,279	40.6
Loss on revaluation of contingent consideration	1,247	—	NM
Loss (gain) on sale of assets	101	(63)	NM
Income from operations	10,135	5,428	86.7
Interest expense, net	(5,700)	(5,153)	10.6
Derivative loss	(12,780)	(11,499)	11.1
Other income, net	497	443	12.2
Loss from continuing operations before income taxes	(7,848)	(10,781)	(27.2)
Income tax expense (benefit)	1,991	(74)	NM
Loss from continuing operations	(9,839)	(10,707)	(8.1)
(Loss) income from discontinued operations, net of taxes	(188)	223	NM
Net loss	$(10,027)	$(10,484)	(4.4%)

Ready-mixed Concrete Data:
Average selling price per cubic yard	$126.44	$121.04	4.5%
Sales volume in cubic yards	1,764	1,277	38.1%

Aggregates Data:
Average selling price per ton	$11.38	$9.95	14.4%
Sales volume in tons	1,198	773	55.0%

Revenue. Revenue for the three months ended March 31, 2016 grew 43.0%, or $73.7 million, to $245.0 million from $171.3 million from the comparable 2015 quarter, primarily due to recent acquisitions and organic growth in our ready-mixed concrete segment. We estimate that $41.3 million, or 56.1%, of our revenue increase was due to recent acquisitions. Ready-mixed concrete sales, including revenue from acquisitions, contributed 93.7%, or $69.0 million, of our revenue growth, driven by a 4.5% increase in our average selling price and a 38.1% increase in volume. Aggregate products sales, including revenue from acquisitions, in the first quarter of 2016 grew $6.2 million, or 70.0%, to $15.1 million from $8.9 million in the 2015 first quarter, resulting primarily from a 14.4% increase in average selling price and a 55.0% increase in volume. Other product revenues and eliminations, which includes building materials stores, hauling operations, lime slurry, brokered product sales, a recycled aggregates operation, an aggregate distribution operation, and an industrial waterfront marine terminal and sales yard, and eliminations of our intersegment sales, decreased in the 2016 first quarter to $5.8 million from $7.4 million in the 2015 first quarter, primarily due to decreased sales from our aggregate recycling business.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $59.0 million, or 42.2%, to $198.8 million in the first quarter of 2016 from $139.8 million in the comparable 2015 quarter. Our costs increased primarily due to volume growth resulting from organic growth and acquisitions in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our costs in our aggregate products segment increased primarily due to the costs from four quarries acquired in the second half of 2015 plus higher variable costs related to increased production at our existing quarries. During the first quarter of 2016, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A decreased by 0.5% in the first quarter of 2016 compared to the first quarter of 2015.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $5.3 million, or 29.3%, to $23.2 million for the quarter ended March 31, 2016 from $17.9 million in the corresponding 2015 quarter. Approximately $3.3 million of this increase is attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. The remainder of the increase was primarily attributable to corporate-related personnel and other general expenses to support our growth initiatives. As a percentage of total revenue, SG&A expenses decreased to 9.5% in the 2016 first quarter from 10.5% in the 2015 first quarter.

 Depreciation, depletion and amortization. DD&A expense increased $3.4 million, or 40.6%, to $11.6 million for the three months ended March 31, 2016 from $8.3 million in the corresponding quarter of 2015, primarily reflecting incremental intangible amortization expense of $2.4 million related to our acquisitions and depreciation on additional plants, equipment and mixer trucks purchased to service demand and acquired through recent acquisitions.

Loss on revaluation of contingent consideration.  For the three months ended March 31, 2016, we recorded a non-cash loss on revaluation of contingent consideration of $1.2 million related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $28.3 million at March 31, 2016 include discount rates ranging from 3.50% to 15.75%, a forecasted average of WTI prices from December 8, 2015 through December 7, 2016 from quoted sources, and management's estimates of future sales volumes and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each quarterly period. The non-cash loss from fair value changes in contingent consideration for the first quarter of 2016 was primarily due to the passage of time. We had no gain or loss on revaluation of contingent consideration during the three months ended March 31, 2015.

Income from operations. Income from operations improved to $10.1 million in the first quarter of 2016 from $5.4 million in the corresponding quarter of 2015, an increase of $4.7 million. Increased ready-mixed concrete revenue driven by volume from acquisitions and higher pricing resulted in efficiencies that led to increased income from operations. As a percentage of revenue, operating margins increased to 4.1% for the quarter ended March 31, 2016, from 3.2% during the same quarter in 2015 due to increased ready-mixed concrete revenue driven by both higher volume and average selling price.

Interest expense, net.  Net interest expense increased by $0.5 million to $5.7 million for the three months ended March 31, 2016 from $5.2 million for the comparable 2015 quarter. The increase is primarily related to interest on our Revolving Facility borrowings.

Derivative loss.  For the quarter ended March 31, 2016, we recorded a non-cash loss on derivatives of $12.8 million related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants"). Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining the fair value of our derivative liabilities of $73.7 million at March 31, 2016 include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. The non-cash loss from fair value changes in the Warrants for the first quarter of 2016 and 2015 was primarily due to an increase in the price of our common stock.

Other income, net.  Other income, net was $0.5 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively.

Income taxes.  We recorded an income tax expense allocated to continuing operations of $2.0 million and a tax benefit of $0.1 million from continuing operations for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the tax impact of our Warrants, for which we recorded a non-cash derivative loss of $12.8 million and $11.5 million for the three months ended March 31, 2016 and 2015, respectively. The derivative loss is excluded from the calculation of our income tax provision, thus increasing our tax expense in periods when we record a derivative loss. For the 2015 period, our effective tax rate also differed substantially from the federal statutory tax rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on a basis different than pre-tax income (loss).

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense to continuing operations due to current loss from discontinued operations. We recorded a tax benefit of $0.1 million and a tax expense of less than $0.1 million allocated to discontinued operations for the three months ended March 31, 2016 and 2015, respectively. The income tax amounts for continuing operations referred to in the prior paragraph include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the three months ended March 31, 2016 and 2015 nets to $0.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of March 31, 2016 and December 31, 2015 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax asset was $8.5 million as of March 31, 2016 and $6.0 million as of December 31, 2015.

Discontinued operations.  The results of operations for our sold precast units located in Pennsylvania have been included in discontinued operations for the periods presented.

Segment information

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations plus the provision (benefit) for income taxes, net interest expense, depreciation, depletion and amortization, derivative gain (loss), gain (loss) on revaluation of contingent consideration, and gain (loss) on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating our compliance with debt covenants including: non-cash stock compensation expense, acquisition-related professional fees and corporate officer severance expense.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

See Note 16, "Segment Information," to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes.

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2016	2015	%

Ready-mixed Concrete Segment:
Revenue	$224,089	$155,044	44.5%
Segment revenue as a percentage of total revenue	91.4%	90.5%

Adjusted EBITDA	$27,755	$20,570	34.9%
Adjusted EBITDA as a percentage of segment revenue	12.4%	13.3%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$126.44	$121.04	4.5%
Sales volume in thousands of cubic yards	1,764	1,277	38.1%

Revenue. Our ready-mixed concrete sales provided 91.4% and 90.5% of our total revenue in the first quarter of 2016 and 2015, respectively. Segment revenue for the first quarter of 2016 rose $69.0 million, or 44.5%, over the comparable 2015 period. We estimate that $38.2 million of the $69.0 million segment revenue increase, or 55.3%, was due to recent acquisitions.

The first quarter 2016 revenue increase was driven primarily by a 38.1% increase in sales volume, or 0.5 million cubic yards. Increased volume provided $58.9 million, or approximately 85.4%, of our ready-mixed concrete revenue growth. Our sales volume was higher in nearly all of our markets due to increased construction activity, generally more favorable weather conditions, and recent acquisitions. Total revenue in all our markets rose due to recent acquisitions, organic growth, and the increased average selling price. Our ready-mixed concrete average selling price per cubic yard increased approximately 4.5% during the first quarter of 2016 as compared to the first quarter of 2015. Increased selling price contributed $9.5 million, or 13.8%, of our revenue growth. Our average selling price increased in nearly all of our markets.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose to $27.8 million in the first quarter of 2016 from $20.6 million in the first quarter of 2015, an increase of $7.2 million, or 34.9%. We estimate that $2.2 million, or 30.6%, of our 2016 Adjusted EBITDA increase resulted from recent acquisitions. Driving the growth in Adjusted EBITDA was a 4.5% increase in our average selling price and a 38.1% rise in sales volume, which resulted in $69.0 million in higher revenue. Partially offsetting the growth in revenue was increased cost of goods sold associated with the recent acquisitions and higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume and recent acquisitions. During the first quarter of 2016, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2016 first quarter compared to the prior year first quarter, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 12.4% in the first quarter of 2016 versus 13.3% in 2015, reflecting primarily a change in geographic mix of our sales due to weather.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2016	2015	%

Aggregate Products Segment:
Revenue	$15,145	$8,910	70.0%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.2%	3.1%

Adjusted EBITDA	$2,924	$177	NM
Adjusted EBITDA as a percentage of segment revenue	19.3%	2.0%

Aggregates Data:
Average selling price per ton	$11.38	$9.95	14.4%
Sales volume in thousands of tons	1,198	773	55.0%

Revenue.  Sales for our aggregate products segment, excluding intersegment sales of $7.3 million, provided 3.2% of our total revenue for the first quarter of 2016, compared to 3.1%, excluding intersegment sales of $3.7 million, in the comparable 2015 quarter. Segment revenue rose $6.2 million, or 70.0%, over prior year levels. We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 48.1% of our first quarter 2016 aggregates sales were to our ready-mixed concrete segment, versus 41.3% in the first quarter of 2015. Contributing to our overall aggregates revenue growth was an increase in our average selling price of 14.4%, which provided $1.7 million of our aggregates revenue increase. Our aggregate sales volume, which rose 55.0% in the first quarter of 2016 versus the first quarter of 2015, contributed $4.2 million, or 67.8%, of our aggregates revenue increase. This increase was due to sales from four quarries acquired during the second half of 2015 plus increased sales volume from our existing quarries.

Adjusted EBITDA.  Adjusted EBITDA for our aggregates segment improved by $2.7 million to $2.9 million in the first quarter of 2016 from $0.2 million in the first quarter of 2015, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, delivery, fuel, and pit costs to prepare the stone and gravel for use, all increased primarily due to higher production and the costs to operate additional quarries. Our quarry fixed costs, which primarily include equipment rental, property taxes, and plant management costs, were higher compared to the prior year quarter, primarily due to operating costs associated with additional quarries acquired in the second half of 2015. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 19.3% in the first quarter of 2016 from 2.0% in the first quarter of 2015, primarily due to the increase in revenue and increased efficiencies.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into non-cancelable operating leases that are not reflected on our balance sheet.  At March 31, 2016, we had $12.7 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $19.8 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first three months of 2016 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes.  However, we are required to account for our Warrants as derivative instruments.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities. The key inputs in determining fair value of our derivative liabilities of $73.7 million and $67.4 million at March 31, 2016 and December 31, 2015, respectively, include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs will impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $6.2 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the Warrant derivative liability of approximately $6.2 million, and a gain of the same amount. During the three months ended March 31, 2016, we recorded a non-cash loss from fair value changes in our Warrants of approximately $12.8 million, due primarily to an increase in the price of our common stock.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the Second A/R Loan Agreement. Based on our $65.0 million of outstanding borrowings under this facility as of March 31, 2016, a one percent change in the interest rate would increase or decrease our annual interest expense by $0.7 million.

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

Item 4. Controls and Procedures

Acquisition of Heavy and Spartan

On October 27, 2015, we acquired the equity of Heavy Materials, LLC ("Heavy") and Spartan Products, LLC ("Spartan"). We are in the process of integrating Heavy and Spartan. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016 excludes an assessment of the internal control over financial reporting related to Heavy and Spartan. Heavy and Spartan represented 5.2% of our consolidated total assets and 1.9% of our consolidated revenue included in our condensed consolidated financial statements as of, and for the three months, ended March 31, 2016.

Disclosure Controls and Procedures

As of March 31, 2016, our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of the material weakness described in our Form 10-K/A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of the Form 10-K/A. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part I of the Form 10-K/A, which could materially affect our business, financial condition or future results. Those risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended March 31, 2016:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
January 1 - January 31, 2016	1,170	$52.58	—	$45,176,000
February 1 - February 29, 2016	—	—	—	45,176,000
March 1 - March 31, 2016	—	—	—	45,176,000
Total	1,170	$52.58	—	$45,176,000

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
3.3*
—Amendment No. 1 to Third Amended and Restated Bylaws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2015 (File No. 001-34530)).

10.1*†	—Offer Letter to Joseph Tusa, dated January 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2016 (File No. 001-34530)).
10.2*†
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr., dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2016 (File No. 001-34530)).

10.3*†
—Indemnification Agreement, dated February 1, 2016, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016 (File No. 001-34530)).

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

U.S. CONCRETE, INC.

Date:	May 6, 2016	By:	/s/ Joseph C. Tusa, Jr.
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
3.3*
—Amendment No. 1 to Third Amended and Restated Bylaws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2015 (File No. 001-34530)).

10.1*†	—Offer Letter to Joseph Tusa, dated January 8, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 14, 2016 (File No. 001-34530)).
10.2*†
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr., dated February 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2016 (File No. 001-34530)).

10.3*†
—Indemnification Agreement, dated February 1, 2016, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2016 (File No. 001-34530)).

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