Form 10-Q
period 2016-06-30
US CONCRETE INC
filed 2016-08-05
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

There were 15,231,480 shares of common stock, par value $.001 per share, of the registrant outstanding as of August 3, 2016.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$101,116	$3,925
Trade accounts receivable, net of allowances of $4,853 and $6,125 as of June 30, 2016 and December 31, 2015, respectively	186,171	171,256
Inventories	39,819	36,726
Prepaid expenses	6,543	4,243
Other receivables	6,878	7,765
Other current assets	2,614	2,374
Total current assets	343,141	226,289
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $119,500 and $102,479 as of June 30, 2016 and December 31, 2015, respectively	300,428	248,123
Goodwill	114,544	100,204
Intangible assets, net	96,879	95,754
Deferred income taxes	7,941	6,026
Other assets	3,245	5,301
Total assets	$866,178	$681,697
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$92,505	$80,419
Accrued liabilities	76,772	85,854
Current maturities of long-term debt	13,185	9,386
Derivative liabilities	71,695	67,401
Total current liabilities	254,157	243,060
Long-term debt, net of current maturities	428,459	266,214
Other long-term obligations and deferred credits	46,525	38,416
Total liabilities	729,141	547,690
Commitments and contingencies (Note 15)
Equity:
Preferred stock	—	—
Common stock	16	16
Additional paid-in capital	220,203	201,015
Accumulated deficit	(61,661)	(48,157)
Treasury stock, at cost	(21,521)	(18,867)
Total stockholders' equity	137,037	134,007
Total liabilities and equity	$866,178	$681,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$275,750	$244,695	$520,795	$416,033
Cost of goods sold before depreciation, depletion and amortization	222,216	192,296	420,974	332,082
Selling, general and administrative expenses	23,180	21,992	46,343	39,900
Depreciation, depletion and amortization	13,015	10,567	24,656	18,846
Loss (gain) on revaluation of contingent consideration	364	(664)	1,611	(664)
(Gain) loss on sale of assets	(114)	25	(13)	(38)
Income from operations	17,089	20,479	27,224	25,907
Interest expense, net	(6,598)	(5,367)	(12,298)	(10,520)
Derivative loss	(2,562)	(8,048)	(15,342)	(19,547)
Loss on extinguishment of debt	(12,003)	—	(12,003)	—
Other income, net	510	450	1,007	893
(Loss) income from continuing operations before income taxes	(3,564)	7,514	(11,412)	(3,267)
Income tax (benefit) expense	(251)	(2,709)	1,740	(2,783)
(Loss) income from continuing operations	(3,313)	10,223	(13,152)	(484)
Loss from discontinued operations, net of taxes	(164)	(520)	(352)	(297)
Net (loss) income	$(3,477)	$9,703	$(13,504)	$(781)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.22)	$0.73	$(0.89)	$(0.04)
Loss from discontinued operations, net of taxes	(0.01)	(0.04)	(0.02)	(0.02)
Net (loss) income per share – basic	$(0.23)	$0.69	$(0.91)	$(0.06)

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.22)	$0.67	$(0.89)	$(0.04)
Loss from discontinued operations, net of taxes	(0.01)	(0.03)	(0.02)	(0.02)
Net (loss) income per share – diluted	$(0.23)	$0.64	$(0.91)	$(0.06)

Weighted average shares outstanding:
Basic	14,920	14,049	14,854	13,806
Diluted	14,920	15,218	14,854	13,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2014	13,978	$15	$156,745	$(42,743)	$(12,537)	$101,480
Stock-based compensation expense	—	—	2,546	—	—	2,546
Restricted stock vesting	10	—	—	—	—	—
Restricted stock grants, net of cancellations	208	—	—	—	—	—
Stock options exercised	1	—	11	—	—	11
Warrants exercised	5	—	168	—	—	168
Other treasury shares purchases	(62)	—	—	—	(2,125)	(2,125)
Common stock issuance	442	—	15,088	—	—	15,088
Net loss	—	—	—	(781)	—	(781)
BALANCE, June 30, 2015	14,582	$15	$174,558	$(43,524)	$(14,662)	$116,387

BALANCE, December 31, 2015 (as restated)	14,871	$16	$201,015	$(48,157)	$(18,867)	$134,007
Stock-based compensation expense	—	—	4,121	—	—	4,121
Excess tax benefits from share-based compensation	—	—	3,908	—	—	3,908
Restricted stock vesting	8	—	—	—	—	—
Restricted stock grants, net of cancellations	171	—	—	—	—	—
Stock options exercised	1	—	28	—	—	28
Warrants exercised	219	—	11,131	—	—	11,131
Other treasury share purchases	(42)	—	—	—	(2,654)	(2,654)
Net loss	—	—	—	(13,504)	—	(13,504)
BALANCE, June 30, 2016	15,228	$16	$220,203	$(61,661)	$(21,521)	$137,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,504)	$(781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	24,656	18,846
Debt issuance cost amortization	1,017	874
Amortization of discount on long-term incentive plan and other accrued interest	250	175
Net loss on derivative	15,342	19,547
Net loss (gain) on revaluation of contingent consideration	1,611	(664)
Net (gain) loss on sale of assets	(13)	54
Excess tax benefits from stock-based compensation	(3,908)	—
Loss on extinguishment of debt	12,003	—
Deferred income taxes	2,863	(3,598)
Provision for doubtful accounts and customer disputes	522	2,761
Stock-based compensation	4,121	2,546
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(3,834)	(28,479)
Inventories	(2,583)	(1,799)
Prepaid expenses and other current assets	(798)	591
Other assets and liabilities	780	23
Accounts payable and accrued liabilities	(6,915)	25,300
Net cash provided by operating activities	31,610	35,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,933)	(7,424)
Payments for acquisitions, net of cash acquired	(44,272)	(86,214)
Proceeds from disposals of property, plant and equipment	373	540
Proceeds from disposal of businesses	250	250
Net cash used in investing activities	(66,582)	(92,848)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	128,789	107,004
Repayments of revolver borrowings	(173,789)	(57,004)
Proceeds from issuance of debt	400,000	—
Repayments of debt	(200,000)	—
Premium paid on early retirement of debt	(8,500)	—
Proceeds from exercise of stock options and warrants	110	123
Payments of other long-term obligations	(2,979)	(2,250)
Payments for other financing	(5,033)	(3,472)
Debt issuance costs	(7,689)	—
Excess tax benefits from stock-based compensation	3,908	—
Other treasury share purchases	(2,654)	(2,125)
Net cash provided by financing activities	132,163	42,276
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,191	(15,176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,925	30,202
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,116	$15,026

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$10,781	$9,390
Cash paid for income taxes	$2,744	$782

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$18,495	$11,990
Settlement of accounts receivable for acquisition of a business	$1,000	$—
Acquisitions funded by stock issuance	$—	$15,088
Disposition funded through promissory note and deferred payments	$—	$1,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2015 (the "2015 Form 10-K/A").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of our results expected for the year ending December 31, 2016, or for any future period.

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

In April 2015, the FASB issued an amendment related to debt issuance costs. The amendment requires that all costs incurred to issue debt be presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts. Entities should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. In August 2015, the FASB issued a second amendment related to debt issuance costs clarifying that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The amendment is effective for annual periods beginning after December 31, 2015 and interim periods within those annual periods, with early adoption permitted. We adopted this standard effective with the quarter ended March 31, 2016 and elected to present debt issuance costs related to line-of-credit arrangements as a reduction of the carrying value of debt. Adoption of this standard resulted in a reclassification of our unamortized debt issuance costs of $6.1 million from other assets to long-term debt, net of current maturities, in our consolidated balance sheet as of December 31, 2015.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The guidance is effective for interim and annual reporting periods that begin after December 15, 2016. In August 2015, the FASB issued guidance which delayed the effective date for public entities to reporting periods beginning after December 15, 2017 and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. During the second quarter of 2016, the FASB issued additional revenue recognition guidance that clarifies how an entity identifies performance obligations related to customer contracts as well as the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, and a technical correction. We are currently evaluating the impact that these standards will have on our consolidated financial statements and results of operations.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2015 Form 10-K/A.

3.	ACQUISITIONS

2016 Acquisitions

On February 26, 2016, we completed the acquisition of all of the assets of Greco Brothers Concrete of L.I., Inc. ("Greco"), located in Brooklyn, New York. The purchase price was satisfied by the payment of cash consideration of $16.7 million and the issuance of $1.0 million of credits applied against existing trade accounts receivable. We funded the purchase price through a combination of cash on hand and borrowings under our $250.0 million asset-based revolving credit facility (the "Revolving Facility"). The assets acquired from Greco included two ready-mixed concrete plants and a fleet of 37 mixer trucks. The Greco acquisition expanded our ready-mixed concrete operations in the New York metropolitan market. The recording of the Greco business combination is preliminary, and we expect to record adjustments as we accumulate information needed to estimate the fair value of the assets acquired and liabilities assumed. We expect adjustments including, but not limited to, working capital and the fair value of identifiable intangible assets and property, plant, and equipment.

On June 24, 2016, we completed the acquisition of the assets of Nycon Supply Corp. ("Nycon"), located in Queens, New York. The purchase price was $27.1 million in cash, deferred payments of $3.1 million to be paid over a three-year period, plus $5.8 million for the estimated fair value of the working capital true up payable to the former owners. We funded the purchase price from cash on hand. The assets acquired from Nycon included two ready-mixed concrete plants and a fleet of 38 mixer trucks. The Nycon acquisition expanded our ready-mixed concrete operations in the New York metropolitan market. The recording of the Nycon business combination is preliminary, and we expect to record adjustments as we accumulate information needed to estimate the fair value of the assets acquired and liabilities assumed. We expect adjustments including, but not limited to, working capital and the fair value of identifiable intangible assets and property, plant, and equipment.

On March 31, 2016, we acquired one ready-mixed concrete operation in our northern Texas market. This acquisition was not material and is excluded from the disclosures below.

The following table presents the total consideration for the 2016 acquisitions and the provisional amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition date (in thousands).

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2016 Acquisitions
	Greco(1)(2)	Nycon(1)(3)
Accounts receivable	$—	$12,314
Inventory	141	283
Other current assets	34	7
Property, plant, and equipment	13,505	—
Total assets acquired	13,680	12,604
Current liabilities	4	6,623
Other long-term liabilities	—	378
Total liabilities assumed	4	7,001
Goodwill	4,010	29,868
Total consideration	$17,686	$35,471

(1)
The purchase price allocations for the Greco and Nycon acquisitions are preliminary and remain subject to adjustments, including, but not limited to, working capital and the fair value of identifiable intangible assets and property, plant, and equipment.

(2)	Total consideration for the Greco acquisition consists of cash consideration of $16.7 million and $1.0 million of credits applied against existing trade accounts receivable.

(3)
The fair value of the Nycon acquired accounts receivable approximates the gross contractual amount as of the acquisition date. We expect to collect all of the Nycon acquired receivables, pending further review. Total consideration for the Nycon acquisition includes $27.1 million of cash, $2.6 million for the fair value of deferred payments due to the previous owners, and $5.8 million for the estimated fair value of the working capital true up payable to the former owners.

2015 Acquisitions

On February 23, 2015, we acquired the equity of Right Away Redy Mix, Inc. ("Right Away"), located in Oakland, California. The purchase price was $18.0 million in cash, plus closing adjustments of $0.8 million, final working capital adjustments of $1.1 million, and potential future earn-out payments of up to $6.0 million based on the achievement of certain defined annual volume thresholds over a six-year period (the "Right Away Earn-out"). We funded the purchase with cash on hand. The acquisition included four ready-mixed concrete facilities, 49 mixer trucks, and a fleet of transfer trucks used to transport cement and aggregates. The acquisition expanded our business in our existing northern California market. The fair value of the assets acquired and liabilities assumed in the Right Away acquisition is final.

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

On May 21, 2015, we acquired the equity of Colonial Concrete Co. ("Colonial"), located in Newark, New Jersey. The purchase price was $15.0 million in cash plus closing adjustments of $0.2 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included four ready-mixed concrete plants at three locations and a fleet of approximately 40 mixer trucks. The acquisition expanded our business in the New York metropolitan and northern New Jersey markets. The fair value of the assets acquired and liabilities assumed in the Colonial acquisition is final.

On May 29, 2015, we acquired the assets of DuBrook Concrete, Inc. ("DuBrook"), located in Chantilly, Virginia, part of the greater Washington, D.C. metropolitan area. The purchase price was $11.5 million in cash, less final working capital adjustments of $0.5 million, plus potential future earn-out payments based on volumes sold over a four-year period (the "DuBrook Earn-out").

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The DuBrook Earn-out payments are not capped; however, we do not expect total payments to exceed $1.0 million. We funded the purchase through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition included three ready-mixed concrete plants and a fleet of 42 mixer trucks. The purchase of these assets expanded our existing business in the Washington, D.C. metropolitan area. The fair value of the assets acquired and liabilities assumed in the DuBrook acquisition is final.

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

During the year ended December 31, 2015, we also completed two other individually immaterial acquisitions (the "2015 Other Acquisitions") comprised of two sand and gravel operations near Vernon, Texas and Waurika, Oklahoma and one ready-mixed concrete operation in the U.S. Virgin Islands. The aggregate consideration paid consisted of $12.0 million in cash and $1.9 million in deferred payments payable within ten years. We funded these purchases through a combination of cash on hand and borrowings under our Revolving Facility. The acquisition of these assets expanded our business in our existing west Texas market and in the Caribbean market. The purchase price allocation for these two acquisitions is preliminary and remains subject to adjustments, including, but not limited to, the fair value of identifiable intangible assets and property, plant and equipment.

We made changes to the preliminary purchase price allocations for the 2015 acquisitions during the first six months of 2016 primarily related to (i) valuation of property, plant, and equipment for Wantage, Heavy, and the 2015 Other Acquisitions, (ii) adjustments for Right Away related to determination of the conclusion of tax attributes as of the acquisition date, (iii) working capital adjustments for Colonial, Dubrook, Heavy, and one of the 2015 Other Acquisitions, (iv) total consideration for Heavy, DuBrook, and one of the 2015 Other Acquisitions, (v) valuation of identifiable intangible assets for Heavy and the 2015 Other Acquisitions, and (vi) valuation of unfavorable lease intangibles for Heavy. The following table summarizes the total consideration for the 2015 acquisitions and summarizes the amounts of assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates as adjusted through June 30, 2016 (in thousands).

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2015 Acquisitions
	Right Away(1)	Ferrara Bros.(2)	Colonial(3)	DuBrook(4)	Wantage(5)(6)	Heavy(5)(7)	All Other(5)(8)
Cash	$928	$67	$888	$—	$—	$20	$—
Accounts receivable	1,832	13,224	4,305	1,218	—	1,364	—
Inventory	348	1,434	378	349	—	1,449	754
Other current assets	196	608	126	—	—	92	—
Property, plant and equipment	9,696	13,147	6,325	2,394	15,793	15,339	6,835
Definite-lived intangible assets	7,036	50,310	4,640	4,473	—	5,435	2,856
Other long-term assets	—	—	153	—	—	47	—
Total assets acquired	20,036	78,790	16,815	8,434	15,793	23,746	10,445
Current liabilities	1,399	6,944	6,003	910	—	3,230	91
Long-term deferred income tax	5,546	—	—	—	—	—	—
Other long-term liabilities	—	—	—	59	—	2,187	15
Total liabilities assumed	6,945	6,944	6,003	969	—	5,417	106
Goodwill	10,703	6,916	4,384	4,092	2,202	8,323	3,410
Total consideration	$23,794	$78,762	$15,196	$11,557	$17,995	$26,652	$13,749

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

(3)	The fair value of the Colonial acquired accounts receivable approximates the gross contractual amount as of the acquisition date. The purchase price allocation for Colonial is final.

(4)
The fair value of the DuBrook acquired accounts receivable approximates the gross contractual amount as of the acquisition date. Total consideration for the DuBrook acquisition includes $11.0 million of cash and $0.6 million for the fair value of the Dubrook Earn-out as of the acquisition date. The purchase price allocation for Dubrook is final.

(5)
The purchase price allocations for the Wantage and Heavy acquisitions and the 2015 Other Acquisitions are preliminary and remain subject to adjustments, including, but not limited to, working capital and the fair value of identifiable intangible assets and property, plant, and equipment.

(6)	Total consideration for the Wantage acquisition includes $15.2 million of cash and $2.8 million for the fair value of deferred payments due to the previous owners.

(7)
The fair value of the Heavy acquired accounts receivable is $1.4 million, pending further analysis, with a gross contractual amount of $4.3 million. We do not expect to collect $2.9 million of the Heavy acquired accounts receivable, pending further review. Total consideration for the Heavy acquisition includes $21.9 million of cash and $4.8 million for the fair value of deferred payments due to the previous owners.

(8)	Total consideration for the 2015 Other Acquisitions includes $12.0 million of cash and $1.7 million for the fair value of deferred payments due to the previous owners.

The accounting for business combinations requires the significant use of estimates and is based on information that was available to management at the time these condensed consolidated financial statements were prepared. We utilized recognized valuation techniques, including the income approach, sales approach, and cost approach to value the net assets acquired. See Note

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11 for additional information regarding valuation of contingent consideration. Any changes to the provisional business combination accounting will be made as soon as practical, but no later than one year from the respective acquisition dates.

Acquired Intangibles

Acquired intangible assets in 2015 of $74.8 million consisted of trade names, customer relationships, non-compete agreements, leasehold interests, a favorable contract, and backlog. The amortization period of these intangible assets ranges from one year to 25 years. These intangible assets exclude identifiable intangible assets from the 2016 Greco and Nycon acquisitions as management has not yet completed valuations of these assets. The major classes of intangible assets acquired in the 2015 acquisitions were as follows (in thousands of dollars):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Trade names	23.35	$37,374
Customer relationships	7.99	24,893
Non-compete agreements	5.95	3,050
Leasehold interests	12.89	4,143
Favorable contract	3.50	3,650
Backlog	1.00	1,640
Total		$74,750

As of June 30, 2016, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2015 acquisitions was as follows (in thousands):

Year Ending December 31,
2016 (remainder of the year)	$3,702
2017	7,293
2018	6,873
2019	5,864
2020	5,540
Thereafter	33,502
Total	$62,774

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheet are unfavorable lease intangibles with a gross carrying amount of $2.1 million and a net carrying amount of $1.8 million as of June 30, 2016. These unfavorable lease intangibles are amortized over their remaining lease terms at time of acquisition ranging from 4.75 years to 10.00 years. These unfavorable lease intangibles have a weighted average life of 5.04 years.

We recorded $2.0 million and $4.1 million of amortization expense related to these intangible assets and unfavorable lease intangibles during the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2016, we recognized $0.3 million and $0.2 million, respectively, of amortization expense that related to previous periods but had not been recorded since the fair value of those intangible assets had not yet been determined.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Actual and Pro Forma Impact of Acquisitions

During the three months ended June 30, 2016, we recorded approximately $55.1 million of revenue and $0.9 million of income from operations in our condensed consolidated statements of operations related to the 2016 and 2015 acquisitions following their respective acquisition dates. During the three months ended June 30, 2015, we recorded approximately $33.4 million of revenue and $2.9 million of income from operations in our condensed consolidated statements of operations related to the acquisitions completed in the first half of 2015 following their respective acquisition dates.

During the six months ended June 30, 2016, we recorded approximately $99.4 million of revenue and $0.5 million of loss from operations in our condensed consolidated statements of operations related to the 2016 and 2015 acquisitions following their respective acquisition dates. During the six months ended June 30, 2015, we recorded approximately $36.3 million of revenue and $3.2 million of income from operations in our condensed consolidated statements of operations related to the acquisitions completed in the first half of 2015 following their respective acquisition dates.

The unaudited pro forma information presented below reflects the combined financial results for all of the acquisitions completed during 2016 and 2015, excluding one of the 2015 Other Acquisitions, as historical financial results for these operations were not material and impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations for the three and six months ended June 30, 2016 and 2015 as if the 2015 acquisitions had been completed on January 1, 2014 and the 2016 acquisitions had been completed on January 1, 2015 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue from continuing operations	$287,499	$277,684	$551,837	$497,251
Net (loss) income	$(2,337)	$12,118	$(3,896)	$(2,591)
(Loss) income per share, basic	$(0.16)	$0.86	$(0.26)	$(0.19)
(Loss) income per share, diluted	$(0.16)	$0.80	$(0.26)	$(0.19)

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the nine acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2015 acquisitions occurred on January 1, 2014 and had the 2016 acquisitions occurred on January 1, 2015.

The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(Decrease) increase in intangible amortization expense	$(275)	$1,168	$(627)	$2,886
Decrease in depreciation expense	—	—	—	(231)
Exclusion of buyer transaction costs	327	813	4,582	1,397
Exclusion of seller transaction costs	—	—	—	46
Exclusion of pension expense for pension plan not acquired	—	—	—	212
Exclusion of segment results for segment not acquired	—	—	—	(99)
Increase in interest expense	48	67	94	374
Increase (decrease) in income tax expense	990	(503)	(467)	3,471
Net adjustments	$1,090	$1,545	$3,582	$8,056

As the business combination accounting for Greco and Nycon are still preliminary and the fair value measurements for the Greco and Nycon intangible assets and the Nycon tangible assets have not been determined, no adjustments to depreciation or amortization related to these tangible and intangible assets were included in the pro forma results. The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	DISCONTINUED OPERATIONS

In June 2015, we completed the sale of substantially all of our assets associated with our one remaining precast concrete operation in Pennsylvania. We sold the operation's fixed assets and inventory for net proceeds of $0.3 million in cash and a promissory note of $1.2 million, net of a $0.1 million discount. For the three and six months ended June 30, 2015, we recorded a pre-tax loss on the transaction of $0.1 million. The loss is included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2015. We have presented the results of operations for this business for the three and six months ended June 30, 2015 in discontinued operations in the accompanying condensed consolidated statements of operations. During the first half of 2016, we received payments totaling $0.3 million in accordance with the terms of the promissory note.

The results of these discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$—	$2,229	$—	$5,523
Operating expenses excluding depreciation, depletion and amortization	271	2,659	571	5,729
Loss from discontinued operations	(271)	(430)	(571)	(206)
Loss on sale of assets	—	92	—	92
Loss from discontinued operations, before income taxes	(271)	(522)	(571)	(298)
Income tax benefit	(107)	(2)	(219)	(1)
Loss from discontinued operations, net of taxes	$(164)	$(520)	$(352)	$(297)

Cash flows from operating activities included operating cash flows used in discontinued operations of $0.3 million during the six months ended June 30, 2016. Cash flows from investing activities included investing cash flows provided by discontinued operations of $0.3 million for the six months ended June 30, 2016. Cash flows from operating activities included operating cash flows used in discontinued operations of $1.1 million during the six months ended June 30, 2015. Cash flows from investing activities included investing cash flows provided by discontinued operations of $0.2 million during the six months ended June 30, 2015.

5.	INVENTORIES

Inventories as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$36,355	$33,792
Building materials for resale	2,140	1,736
Other	1,324	1,198
Total inventories	$39,819	$36,726

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     GOODWILL AND OTHER INTANGIBLES

Goodwill

The changes in goodwill by reportable segment from January 1, 2016 to June 30, 2016 were as follows (in thousands):

	June 30, 2016
	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Balance at January 1, 2016	$82,958	$13,984	$3,262	$100,204
2016 acquisitions (See Note 3)	34,356	—	—	34,356
Measurement period adjustments, for prior business combinations(1)	(15,085)	(4,931)	—	(20,016)
Balance at June 30, 2016	$102,229	$9,053	$3,262	$114,544

(1)
The measurement period adjustments are primarily related to $14.0 million of property, plant and equipment and $8.3 million of definite-lived intangible assets offset by $2.1 million of unfavorable lease intangibles representing changes to the preliminary purchase price allocations for Wantage, Heavy and the 2015 Other Acquisitions. (See Note 3)

Other Intangibles

Our purchased intangible assets were as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Trade names	$42,104	$(3,406)	$38,698	20.80
Customer relationships	50,948	(11,274)	39,674	6.29
Non-competes	11,677	(3,418)	8,259	3.84
Leasehold interests	7,525	(1,015)	6,510	10.02
Favorable contract	3,650	(1,390)	2,260	2.17
Backlog	1,640	(1,640)	—	—
Total definite-lived intangible assets	117,544	(22,143)	95,401	12.43
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$119,022	$(22,143)	$96,879

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

As of June 30, 2016, the estimated remaining amortization of our definite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2016 (remainder of the year)	$6,490
2017	12,788
2018	12,341
2019	10,932
2020	9,188
Thereafter	43,662
Total	$95,401

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheet are unfavorable lease intangibles with a gross carrying amount of $2.1 million and a net carrying amount of $1.8 million as of June 30, 2016. These unfavorable lease intangibles have a weighted average remaining life of 5.04 years.

We recorded $3.5 million and $2.3 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended June 30, 2016 and 2015, respectively. We recorded $6.9 million and $3.3 million of amortization expense on our definite-lived intangible assets and unfavorable lease liabilities for the six months ended June 30, 2016 and 2015, respectively. This amortization expense is included in the accompanying condensed consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	ACCRUED LIABILITIES

Our accrued liabilities were as follows (in thousands):

	June 30, 2016	December 31, 2015
		(Restated)
Accrued materials	$20,156	$22,428
Accrued insurance reserves	14,386	15,341
Deferred consideration	11,605	4,774
Accrued compensation and benefits	11,574	15,024
Accrued property, sales and other taxes	5,770	14,916
Contingent consideration, current portion	3,324	2,635
Deferred rent	1,956	1,838
Accrued interest	1,802	1,500
Other	6,199	7,398
Total accrued liabilities	$76,772	$85,854

8.	DEBT

A summary of our debt and capital leases was as follows (in thousands):

	June 30, 2016	December 31, 2015
Senior unsecured notes due 2024	$400,000	$—
Senior secured notes due 2018	—	200,000
Senior secured credit facility	—	45,000
Capital leases	30,673	16,555
Other financing	20,024	20,194
Debt issuance costs	(9,053)	(6,149)
Total debt	441,644	275,600
Less: current maturities	(13,185)	(9,386)
Long-term debt, net of current maturities	$428,459	$266,214

Senior Unsecured Notes due 2024

On June 7, 2016, we completed an offering of $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the "2024 Notes"). We used a portion of the net proceeds from the 2024 Notes to repay all of our outstanding borrowings under the Revolving Facility and to redeem all $200.0 million of our outstanding 8.5% senior secured notes due 2018 (the "2018 Notes"). In connection with issuing the 2024 Notes, we incurred $7.6 million of deferred financing costs.

The 2024 Notes are governed by an indenture (the “Indenture”) dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes accrue interest at a rate of 6.375% per annum. We pay interest on the 2024 Notes on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

The Indenture contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional debt or issue disqualified stock or preferred stock;

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•	pay dividends or make other distributions, repurchase or redeem our stock or subordinated indebtedness or make certain investments;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	allow to exist certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	enter into transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets; and

•	designate our subsidiaries as unrestricted subsidiaries.
The 2024 Notes are issued by U.S. Concrete, Inc. (the "Parent"). Our obligations under the 2024 Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of our restricted subsidiaries that guarantees any obligations under the Revolving Facility or that guarantees certain of our other indebtedness or certain indebtedness of our restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary).

U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2024 Notes. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan. For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 17.

The 2024 Notes and the guarantees thereof are effectively subordinated to all of our and our guarantors' existing and future secured obligations, including obligations under the Revolving Facility, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and our guarantors' future subordinated indebtedness; pari passu in right of payment with any of our and our guarantors' existing and future senior indebtedness, including our and our guarantors' obligations under the Revolving Facility; and structurally subordinated to all existing and future indebtedness and other liabilities, including preferred stock, of any non-guarantor subsidiaries.

Senior Secured Notes due 2018

In June 2016, we redeemed all $200.0 million of the 2018 Notes at a redemption price of 104.25% of the principal amount thereof, plus accrued interest of $0.7 million. We recorded a $12.0 million pre-tax loss on extinguishment of debt in our condensed consolidated statements of operations associated with the redemption of the 2018 Notes. This loss consisted of an $8.5 million redemption premium and a $3.5 million write-off of unamortized deferred financing costs.

Senior Secured Credit Facility

On November 18, 2015, we entered into the Second Amended and Restated Loan and Security Agreement (the “Second A/R Loan Agreement”) with Bank of America, N.A., as administrative agent, and certain financial institutions named therein, as lenders (the "Lenders"), which amended and restated the First Amended and Restated Loan and Security Agreement dated October 29, 2013 (the "2013 Loan Agreement") and provides us with the Revolving Facility of up to $250.0 million. The maturity date of the Revolving Facility is November 18, 2020. The Second A/R Loan Agreement also includes an accordion feature that allows for increases in the total revolving commitments by as much as $100.0 million. Depending on the average availability under the Second A/R Loan Agreement, the applicable margin ranges from 1.25% to 1.75% for LIBOR loans and 0.00% to 0.50% for base rate loans. As of June 30, 2016, we had no outstanding borrowings on the Second A/R Loan Agreement and we had $12.7 million of undrawn standby letters of credit under the Revolving Facility.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, all as specified in the Second A/R Loan Agreement and discussed further below.  Our availability under the Revolving Facility at June 30, 2016 increased to $193.1 million from $131.2 million at December 31, 2015. The Second A/R Loan Agreement also contains a provision for over-advances and protective advances by Lenders, in each case, of up to $25.0 million in

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

excess of borrowing base levels.  The Second A/R Loan Agreement provides for swingline loans, up to a $15.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars. The interest rate for base rate loans denominated in U.S. dollars fluctuates and is equal to the greatest of (a) Bank of America’s prime rate; (b) the Federal funds rate, plus 0.50%; or (c) the rate per annum for a 30-days interest period equal to the British Bankers Association LIBOR Rate, as published by Reuters at approximately 11:00 a.m. (London time) two business days prior (“LIBOR”), plus 1.0%; in each case plus the Applicable Margin, as defined in the Second A/R Loan Agreement.  The interest rate for LIBOR loans denominated in U.S. dollars is equal to the rate per annum for the applicable interest period equal to LIBOR, plus the Applicable Margin, as defined in the Second A/R Loan Agreement. Issued and outstanding letters of credit are subject to a fee equal to the Applicable Margin, as defined in the Second A/R Loan Agreement, in effect for LIBOR loans, a fronting fee equal to 0.125% per annum on the stated amount of such letter of credit, and customary charges associated with the issuance and administration of letters of credit.  Among other fees, we pay a commitment fee of either 0.25% or 0.375% per annum (due monthly) on the aggregate unused revolving commitments under the Revolving Facility. The fee we pay is determined by whether the amount of the unused line is above or below 50% of the aggregate Revolver Commitments, as defined in the Second A/R Loan Agreement. The Applicable Margin ranges from 0.00% to 0.50% for base rate loans and from 1.25% to 1.75% for LIBOR loans, and is determined based on Average Availability for the most recent fiscal quarter, as defined in the Second A/R Loan Agreement.

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Loans under the Revolving Facility are limited by a borrowing base which is equal to the least of (a) the aggregate amount of Revolver Commitments minus each of the LC Reserve and the Tax Amount, all as defined in the Second A/R Loan Agreement, (b) the sum of (i) 90% of the face amount of eligible accounts receivable (reduced to 85% under certain circumstances), (ii) the lesser of (x) 70% of the value of eligible inventory or (y) 90% of the product of (A) the net orderly liquidation value of inventory divided by the value of the inventory and (B) multiplied by the value of eligible inventory, (iii) (w) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks plus (x) 80% of the cost of eligible trucks that have been acquired since the date of the latest appraisal of eligible trucks minus (y) 85% of the net orderly liquidation value of eligible trucks that have been sold since the date of the latest appraisal, minus (z) 85% of the depreciation amount applicable to eligible trucks, and (iv) (x) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible machinery minus (y) 85% of the net orderly liquidation value of eligible machinery that have been sold since the date of the latest appraisal, minus (z) 85% of the depreciation amount applicable to eligible machinery, minus the Availability Reserve and minus the Tax Amount, each as defined in the Second A/R Loan Agreement; provided that, notwithstanding anything herein to the contrary, in determining the borrowing base, the borrowing base attributable to the eligible trucks and eligible machinery set forth in clauses (b) (iii) and (iv) above shall not exceed 30% of the borrowing base as of such date of determination. The administrative agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The Second A/R Loan Agreement contains usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the Second A/R Loan Agreement.  The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement.  For the trailing 12-month period ended June 30, 2016, our fixed charge coverage ratio was 2.92 to 1.0. As of June 30, 2016, we were in compliance with all covenants under the Second A/R Loan Agreement.

The Second A/R Loan Agreement also includes customary events of default, including, among other things, payment default, covenant default, breach of representation or warranty, bankruptcy, cross-default, material ERISA events, change of control, material money judgments and failure to maintain subsidiary guarantees.

The Second A/R Loan Agreement is secured by a first-priority lien on substantially all of the personal property of the Company and our guarantors, subject to permitted liens and certain exceptions.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital Leases and Other Financing

From 2013 through the second quarter of 2016, we signed a series of promissory notes with Daimler Truck Financial for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $27.4 million, with fixed annual interest rates ranging from 2.50% to 3.18%, payable monthly for terms ranging from four to five years.

From 2013 through the second quarter of 2016, we entered into leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment for a total principal amount of $36.8 million, with fixed annual interest rates ranging from less than 0.01% to 5.24%, payable monthly for terms ranging from two to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

At June 30, 2016, we had $30.7 million of outstanding capital leases. The current portion of capital leases included in current maturities of long-term debt was $7.4 million as of June 30, 2016 and $4.0 million as of December 31, 2015.

As of June 30, 2016, we had four promissory notes outstanding in an aggregate principal amount of $1.8 million. These promissory notes were issued primarily in connection with acquisitions completed between February 2014 and August 2014. These promissory notes are payable either monthly or annually with original terms ranging from two to nine years, with annual effective interest rates ranging from 3.49% to 3.75%.

The weighted average interest rate of our capital leases and other financings was 3.02% and 3.07% as of June 30, 2016 and December 31, 2015, respectively.

9.	WARRANTS

On August 31, 2010, we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock (collectively, the "Warrants").  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of August 31, 2010. The Warrants are included in derivative liabilities on the accompanying condensed consolidated balance sheets (see Note 10) and are recorded at their fair value (see Note 11). The Warrants are also included in the potentially dilutive securities included in the calculation of diluted earnings (loss) per share as shares of our common stock would be issued if the Warrants were exercised (see Note 14). The Warrants are classified as a current liability on the accompanying condensed consolidated balance sheets as they can be exercised by the holders at any time. As of June 30, 2016, there were 1.0 million Class A Warrants and 1.0 million Class B Warrants outstanding.

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

The following table presents the fair value of our derivative instruments as of June 30, 2016 and December 31, 2015 (in thousands):

		Fair Value
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Balance Sheet Location	June 30, 2016	December 31, 2015
Warrants	Derivative liabilities	$71,695	$67,401

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, respectively, excluding income tax effects (in thousands):

		Three Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location of Loss Recognized	June 30, 2016	June 30, 2015
Warrants	Derivative loss	$(2,562)	$(8,048)

		Six Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location of Loss Recognized	June 30, 2016	June 30, 2015
Warrants	Derivative loss	$(15,342)	$(19,547)

Warrant volume positions represent the number of shares of common stock underlying the instruments.  The table below presents our volume positions as of June 30, 2016 and December 31, 2015 (in thousands):

	Number of Shares
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	June 30, 2016	December 31, 2015
Warrants	1,955	2,361

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$71,695	$—	$71,695	$—
Contingent consideration, including current portion(1) (2) (3) (4) (5) (6)	28,710	—	—	28,710
	$100,405	$—	$71,695	$28,710

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$67,401	$—	$67,401	$—
Contingent consideration, including current portion(1) (2) (3) (4) (5) (6)	30,119	—	—	30,119
	$97,520	$—	$67,401	$30,119

(1)
The current portion of contingent consideration is included in accrued liabilities in our condensed consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our condensed consolidated balance sheets.

(2)
Includes the fair value of the earn-out payments associated with the 2012 acquisition of Bode Gravel Co. and Bode Concrete LLC ("Bode Earn-out"). The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments were capped at a fair value of $1.5 million and $3.5 million as of June 30, 2016 and December 31, 2015, respectively.

(3)
Includes the fair value of the earn-out payments associated with the 2014 acquisition of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC ("Mobile-Crete Earn-out"). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to average annual West Texas Intermediate crude oil ("WTI") prices reaching certain predetermined levels from December 8, 2015 through December 7, 2016, using a discount rate of 3.50% as of both June 30, 2016 and December 31, 2015. The fair value of the Mobile-Crete Earn-out was less than $0.1 million as of both June 30, 2016 and December 31, 2015. The Mobile-Crete Earn-out payments were capped at $1.5 million as of both June 30, 2016 and December 31, 2015.

(4)
Includes the fair value of the Right Away Earn-out (see Note 3). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of sales volume milestones, using a discount rate of and 7.00% and 8.50% as of June 30, 2016 and December 31, 2015, respectively. The fair value of the Right Away Earn-out was $3.9 million and $4.7 million as of June 30, 2016 and December 31, 2015, respectively. The remaining Right Away Earn-out payments were capped at $5.0 million and $6.0 million as of June 30, 2016 and December 31, 2015, respectively.

(5)
Includes the fair value of the Ferrara Bros. Contingent Consideration (see Note 3). The fair value was determined based on the expected vesting of incentive awards granted to the former owners at acquisition based on probability-weighted assumptions related to the achievement of certain EBITDA thresholds, using a discount rate of 10.50% and 10.53% as of June 30, 2016 and December 31, 2015, respectively. The fair value of the Ferrara Bros. Contingent Consideration was $22.6 million and $21.2 million as of June 30, 2016 and December 31, 2015, respectively. The Ferrara Bros. Contingent Consideration payments were capped at $35.0 million as of both June 30, 2016 and December 31, 2015.

(6)
Includes the fair value of the DuBrook Earn-out (see Note 3). The fair value was determined based on the expected payouts that will be due to the former owners based on management's forecast of sales volumes, using a discount rate of 7.00% and 15.75% as of June 30, 2016 and December 31, 2015, respectively. The fair value of the DuBrook Earn-out was $0.8 million and $0.7 million as of June 30, 2016 and December 31, 2015, respectively. The Dubrook Earn-out payments are not capped; however, we do not expect total payments to be in excess of $1.0 million as of both June 30, 2016 and December 31, 2015.

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  The key inputs in determining our derivative liabilities include our stock price, stock price volatility, and risk free interest rates. As of June 30, 2016, observable market data existed for all of the key inputs in determining the fair value of our Warrants.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The liabilities for the Mobile-Crete Earn-out, the Right Away Earn-out, and the Ferrara Bros. Contingent Consideration were valued using Monte Carlo simulations which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liabilities for the Bode Earn-out and the DuBrook Earn-out were valued using a discounted cash flow technique. Inputs into the model were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar observable inputs. The key inputs in determining the fair value of the contingent consideration as of June 30, 2016 and December 31, 2015 included discount rates ranging from 3.50% to 15.75%, a forecasted average of WTI prices from December 8, 2015 through December 7, 2016 from quoted sources, and management's estimates of future sales volumes and EBITDA. Changes in these inputs will impact the valuation of our contingent consideration obligations and will result in gain or loss each quarterly period.

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2015 to June 30, 2016 is provided below (in thousands):

Contingent Consideration
Balance at December 31, 2015	$30,119
Total losses included in earnings(1)	1,611
Payment on contingent consideration	(3,020)
Balance at June 30, 2016	$28,710

(1)	Represents the net loss on revaluation of contingent consideration, which is included in loss on revaluation of contingent consideration in our condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2024 Notes, estimated based on broker/dealer quoted market prices, was $399.0 million as of June 30, 2016. The carrying value of outstanding amounts under our Second A/R Loan Agreement approximates fair value due to the floating interest rate.

12.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of June 30, 2016 and December 31, 2015 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax asset was approximately $7.9 million as of June 30, 2016 and $6.0 million as of December 31, 2015. We made income tax payments of approximately $0.6 million and $2.7 million during the three and six months ended June 30, 2016. We made income tax payments of approximately $0.5 million and $0.8 million during the three and six months ended June 30, 2015.

Our effective tax rate differs substantially from the federal statutory rate primarily due to the tax impact of our Warrants, for which we recorded a non-cash derivative loss of $15.3 million and $19.5 million for the six months ended June 30, 2016 and 2015, respectively.  The derivative loss is excluded from the calculation of our income tax provision, thus increasing our tax expense in periods when we record a derivative loss. Further, exercises of the Warrants are treated as an unrecognized tax benefit for purposes of calculating our tax provision. For the six months ended June 30, 2016, our tax provision excluded $4.1 million related to this unrecognized tax benefit for federal and state purposes. There was no tax effect to our tax provision for the six months ended June 30, 2015 related to the Warrants due to a full valuation allowance on our deferred tax assets through the third quarter of 2015.

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the six months ended June 30, 2016 and June 30, 2015, we recorded unrecognized tax benefits of $4.5 million and $7.9 million, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2016, we recorded a tax benefit allocated to continuing operations of $0.3 million. For the six months ended June 30, 2016, we recorded tax expense of $1.7 million allocated to continuing operations. We recorded an income tax benefit allocated to continuing operations of $2.7 million and $2.8 million for the three and six months ended June 30, 2015, respectively.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax benefit or expense to continuing operations and to discontinued operations. We recorded a tax benefit of $0.1 million and $0.2 million allocated to discontinued operations for the three and six months ended June 30, 2016, respectively. We recorded a tax benefit of less than $0.1 million allocated to discontinued operations for both the three and six months ended June 30, 2015. All taxes were allocated between continuing operations and discontinued operations for the three and six months ended June 30, 2016 and 2015.

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

13.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	June 30, 2016	December 31, 2015
Shares authorized	100,000	100,000
Shares outstanding at end of period	15,228	14,871
Shares held in treasury	884	842

Under our amended and restated certificate of incorporation, we are authorized to issue 100.0 million shares of common stock, par value $0.001 per share, and 10.0 million shares of preferred stock, par value $0.001 per share. The preferred stock may be issued from time to time in one or more series upon authorization by our Board of Directors (the "Board"). The Board, without further approval of the stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences and restrictions applicable to each series of the preferred stock.  The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of the common stock and, under certain circumstances, make it more difficult for a third-party to gain control of us, discourage bids for our common stock at a premium or otherwise affect the market price of our common stock. There was no preferred stock issued or outstanding as of June 30, 2016 or December 31, 2015.

Common Stock Issuance

During the six months ended June 30, 2015, we issued approximately 442,000 shares of common stock with a total value of $15.1 million as part of the consideration for the Ferrara Bros. acquisition (see Note 3). We made no such issuances of our common stock for acquisitions during the six months ended June 30, 2016.

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the Share Repurchase

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Program. We made no repurchases of our common stock during the six months ended June 30, 2016 and 2015 under the Share Repurchase Program.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 42,000 shares with a total value of $2.7 million during the six months ended June 30, 2016. We withheld approximately 62,000 shares with a total value of $2.1 million during the six months ended June 30, 2015. We accounted for the withholding of these shares as treasury stock.

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

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
(Loss) income from continuing operations	$(3,313)	$10,223	$(13,152)	$(484)
Loss from discontinued operations, net of taxes	(164)	(520)	(352)	(297)
Numerator for diluted earnings per share	$(3,477)	$9,703	$(13,504)	$(781)

Denominator:
Basic weighted average common shares outstanding	14,920	14,049	14,854	13,806
Restricted stock and restricted stock units	—	144	—	—
Warrants	—	1,010	—	—
Stock options	—	15	—	—
Denominator for diluted earnings per share	14,920	15,218	14,854	13,806

For the three and six months ended June 30, 2016 and 2015, our potentially dilutive shares include the shares underlying our restricted stock, restricted stock units, stock options, and Warrants. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they had not met their performance target:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Potentially dilutive shares:
Unvested restricted stock and restricted stock units	265	84	265	458
Stock options	30	—	30	46
Warrants	1,955	—	1,955	2,994
Total potentially dilutive shares	2,250	84	2,250	3,498

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, and currently, we are subject to various claims and litigation brought by employees, customers and other third-parties for, among other matters, personal injuries, property damages, product defects and delay damages that have, or allegedly have, resulted from the conduct of our operations.  As a result of these types of claims and litigation, we must periodically evaluate the probability of damages being assessed against us and the range of possible outcomes.  In each reporting period, if we determine that the likelihood of damages being assessed against us is probable, and if we believe we can estimate a range of possible outcomes, then we will record a liability. The amount of the liability will be based upon a specific estimate, if we believe a specific estimate to be likely, or it will reflect the low end of our range. Currently, there are no material legal proceedings pending against us.

In the future, we may receive funding deficiency demands from multi-employer pension plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the contributing employers in the plans has an effect on each of the other contributing employers and the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

As of June 30, 2016, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2016.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2016.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $12.7 million as of June 30, 2016, compared to $12.0 million as of December 31, 2015, which are classified in accrued liabilities in our condensed consolidated balance sheets.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $31.9 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2016. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of June 30, 2016.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies, and may not be comparable to similarly titled measures used in our various agreements, including the Second A/R Loan Agreement and the Indenture.

We account for inter-segment sales at market prices. Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to reportable segments and are excluded from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity.

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Ready-mixed concrete
Sales to external customers	$248,532	$219,019	$472,621	$374,063
Aggregate products
Sales to external customers	10,607	8,862	18,466	14,093
Intersegment sales	8,517	6,767	15,803	10,446
Total aggregate products	19,124	15,629	34,269	24,539
Total reportable segment revenue	267,656	234,648	506,890	398,602
Other products and eliminations	8,094	10,047	13,905	17,431
Total revenue	$275,750	$244,695	$520,795	$416,033

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$32,660	$33,650	$60,415	$54,220
Aggregate products	5,151	3,792	8,075	3,969
Total reportable segment Adjusted EBITDA	$37,811	$37,442	$68,490	$58,189

Reconciliation Of Reportable Segment Adjusted EBITDA To (Loss) Income From Continuing Operations Before Income Taxes:
Total reportable segment Adjusted EBITDA	$37,811	$37,442	$68,490	$58,189
Other products and eliminations income from operations	2,674	2,059	4,232	2,887
Corporate overhead	(10,710)	(10,115)	(20,522)	(18,900)
Depreciation, depletion and amortization for reportable segments	(11,899)	(9,214)	(22,594)	(16,223)
Interest expense, net	(6,598)	(5,367)	(12,298)	(10,520)
Corporate loss on early extinguishment of debt	(12,003)	—	(12,003)	—
Corporate derivative loss	(2,562)	(8,048)	(15,342)	(19,547)
(Loss) gain on revaluation of contingent consideration	(364)	664	(1,611)	664
Corporate and other products and eliminations other income, net	87	93	236	183
(Loss) income from continuing operations before income taxes	$(3,564)	$7,514	$(11,412)	$(3,267)

Capital Expenditures:
Ready-mixed concrete	$7,014	$2,187	$12,171	$3,873
Aggregate products	3,014	1,126	8,013	2,360
Other products and corporate	1,685	565	2,749	1,191
Total capital expenditures	$11,713	$3,878	$22,933	$7,424

Revenue By Product:
Ready-mixed concrete	$248,532	$219,019	$472,621	$374,063
Aggregate products	10,607	8,862	18,466	14,093
Aggregates distribution	6,515	7,319	11,281	10,353
Building materials	5,498	4,656	9,246	8,490
Lime	1,986	1,834	4,349	3,331
Hauling	1,450	1,091	2,981	2,129
Other	1,162	1,914	1,851	3,574
Total revenue	$275,750	$244,695	$520,795	$416,033

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2016	As of December 31, 2015
Identifiable Property, Plant And Equipment Assets:
Ready-mixed concrete	$200,071	$166,837
Aggregate products	78,905	65,937
Other products and corporate	21,452	15,349
Total identifiable assets	$300,428	$248,123

17.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 2024 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of our domestic wholly owned subsidiaries, each a guarantor subsidiary. The 2024 Notes are not guaranteed by any foreign subsidiaries of the Company, each a non-guarantor subsidiary. Consequently, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X. We had no non-guarantor subsidiaries for the three and six months ended June 30, 2015.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$100,312	$804	$—	$101,116
Trade accounts receivable, net	—	185,515	656	—	186,171
Inventories	—	37,598	2,221	—	39,819
Prepaid expenses	—	6,456	87	—	6,543
Other receivables	—	6,846	32	—	6,878
Other current assets	33,380	2,609	5	(33,380)	2,614
Total current assets	33,380	339,336	3,805	(33,380)	343,141
Property, plant and equipment, net	—	283,273	17,155	—	300,428
Goodwill	—	103,432	11,112	—	114,544
Intangible assets, net	—	90,543	6,336	—	96,879
Deferred income taxes	—	7,347	594	—	7,941
Investment in subsidiaries	325,852	—	—	(325,852)	—
Intercompany receivables	251,032	—	—	(251,032)	—
Other assets	—	3,198	47	—	3,245
Total assets	$610,264	$827,129	$39,049	$(610,264)	$866,178
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10	$91,333	$1,162	$—	$92,505
Accrued liabilities	5,756	101,914	2,482	(33,380)	76,772
Current maturities of long-term debt	—	13,185	—	—	13,185
Derivative liabilities	71,695	—	—	—	71,695
Total current liabilities	77,461	206,432	3,644	(33,380)	254,157
Long-term debt, net of current maturities	390,947	37,512	—	—	428,459
Other long-term obligations and deferred credits	4,819	39,864	1,842	—	46,525
Intercompany payables	—	244,166	6,866	(251,032)	—
Total liabilities	473,227	527,974	12,352	(284,412)	729,141
Total equity	137,037	299,155	26,697	(325,852)	137,037
Total liabilities and equity	$610,264	$827,129	$39,049	$(610,264)	$866,178

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$269,812	$5,938	$—	$275,750
Cost of goods sold before depreciation, depletion and amortization	—	217,153	5,063	—	222,216
Selling, general and administrative expenses	—	22,626	554	—	23,180
Depreciation, depletion and amortization	—	11,688	1,327	—	13,015
(Gain) loss on revaluation of contingent consideration	(261)	625	—	—	364
Gain on sale of assets	—	(114)	—	—	(114)
Income (loss) from operations	261	17,834	(1,006)	—	17,089
Interest expense, net	(6,249)	(346)	(3)	—	(6,598)
Derivative loss	(2,562)	—	—	—	(2,562)
Loss on extinguishment of debt	(12,003)	—	—	—	(12,003)
Other income (expense), net	—	530	(20)	—	510
(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(20,553)	18,018	(1,029)	—	(3,564)
Income tax (benefit) expense	(7,217)	7,440	(474)	—	(251)
(Loss) income from continuing operations, net of taxes and before equity in earnings of subsidiaries	(13,336)	10,578	(555)	—	(3,313)
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(164)	—	—	(164)
(Loss) income, net of taxes and before equity in earnings of subsidiaries	(13,336)	10,414	(555)	—	(3,477)
Equity in earnings of subsidiaries	9,859	—	—	(9,859)	—
Net income (loss)	$(3,477)	$10,414	$(555)	$(9,859)	$(3,477)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$510,183	$10,612	$—	$520,795
Cost of goods sold before depreciation, depletion and amortization	—	411,704	9,270	—	420,974
Selling, general and administrative expenses	—	45,322	1,021	—	46,343
Depreciation, depletion and amortization	—	23,180	1,476	—	24,656
Loss on revaluation of contingent consideration	184	1,427	—	—	1,611
Gain on sale of assets	—	(13)	—	—	(13)
(Loss) income from operations	(184)	28,563	(1,155)	—	27,224
Interest expense, net	(11,624)	(666)	(8)	—	(12,298)
Derivative loss	(15,342)	—	—	—	(15,342)
Loss on extinguishment of debt	(12,003)	—	—	—	(12,003)
Other income (expense), net	—	1,024	(17)	—	1,007
(Loss) income from continuing operations, net of taxes and before income taxes and equity in earnings of subsidiaries	(39,153)	28,921	(1,180)	—	(11,412)
Income tax (benefit) expense	(9,228)	11,580	(612)	—	1,740
(Loss) income from continuing operations, net of taxes and before equity in earnings of subsidiaries	(29,925)	17,341	(568)	—	(13,152)
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(352)	—	—	(352)
(Loss) income, net of taxes and before equity in earnings of subsidiaries	(29,925)	16,989	(568)	—	(13,504)
Equity in earnings of subsidiaries	16,421	—	—	(16,421)	—
Net income (loss)	$(13,504)	$16,989	$(568)	$(16,421)	$(13,504)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash (used in) provided by operating activities	$(10,592)	$40,490	$1,712	$—	$31,610
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(20,909)	(2,024)	—	(22,933)
Payments for acquisitions, net of cash acquired	—	(44,272)	—	—	(44,272)
Proceeds from disposals of property, plant and equipment	—	373	—	—	373
Proceeds from disposals of businesses	—	250	—	—	250
Investment in subsidiaries	(300)	—	—	300	—
Net cash used in (provided by) investing activities	(300)	(64,558)	(2,024)	300	(66,582)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	128,789	—	—	—	128,789
Repayments of revolver borrowings	(173,789)	—	—	—	(173,789)
Proceeds from issuance of debt	400,000	—	—	—	400,000
Repayments of debt	(200,000)	—	—	—	(200,000)
Premium paid on early retirement of debt	(8,500)	—	—	—	(8,500)
Proceeds from exercise of stock options and warrants	110	—	—	—	110
Payments of other long-term obligations	(657)	(2,322)	—	—	(2,979)
Payments for other financing	—	(5,033)	—	—	(5,033)
Excess tax benefits from stock-based compensation	3,908	—	—	—	3,908
Debt issuance costs	(7,689)	—	—	—	(7,689)
Other treasury share purchases	(2,654)	—	—	—	(2,654)
Intercompany funding	(128,626)	127,881	1,045	(300)	—
Net cash provided by (used in) financing activities	10,892	120,526	1,045	(300)	132,163
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	96,458	733	—	97,191
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	3,854	71	—	3,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$100,312	$804	$—	$101,116

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intends,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2015.

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

For a discussion of our commitments not discussed below and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2015 (the “2015 Form 10-K/A” ).

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

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 90.7% of our revenue for the six months ended June 30, 2016) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, northern California, New York, New Jersey, Washington, D.C., Oklahoma, and the U.S. Virgin Islands. With the acquisitions completed since the beginning of 2015, we have expanded our presence in all of our major markets as well as into new markets in the Caribbean Islands. For a description of our acquisitions, see the information set forth in Note 3, “Acquisitions,” to our condensed consolidated financial statements included in Part I of this report.

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

Aggregate Products. Our aggregate products segment (which represented 3.5% of our revenue for the six months ended June 30, 2016, excluding $15.8 million of intersegment sales) produces crushed stone, sand and gravel from 14 aggregates facilities located in New Jersey, Oklahoma, Texas, and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 2.5 million tons of aggregates during the six months ended June 30, 2016, with Texas representing 56%, New Jersey representing 40%, and the U.S. Virgin Islands representing 4% of the total production. We consumed 51% of our aggregate production internally and sold 49% to third-party customers in the six months ended June 30, 2016. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas that we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

Overview

The geographic markets for our products are generally local, and our operating results are subject to fluctuations in the level and mix of construction activity that occur in our local markets.  The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins.  Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects.

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

We experienced a 4.7% increase in consolidated average ready-mixed concrete sales prices for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, resulting in the 21st consecutive fiscal quarter of increased average selling prices year-over-year. For the six months ended June 30, 2016, our ready-mixed concrete sales volume increased 21.2% to 3.7 million cubic yards as compared to the six months ended June 30, 2015. Ready-mixed concrete sales prices and volume in the first half of 2016 as compared to the first half of 2015 were up overall primarily due to increased construction activity, ready-

mixed concrete segment acquisitions completed in 2016 and 2015, and generally more favorable weather in the first quarter of 2016 versus the prior year period. Ready-mixed concrete revenue and volume were higher in all of our major markets, except for northern California, which experienced an increase in adverse weather days during the first quarter of 2016 versus the prior year period and west Texas, which was impacted by the mix of residential and commercial customers as well as a one-time project in 2015 that will not recur. For the six months ended June 30, 2016, we estimate that there was no direct impact, and less than a 2.0% indirect impact, on revenue in our Texas markets by the decline in West Texas Intermediate crude oil ("WTI") prices.

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

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Second A/R Loan Agreement (as defined below) is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory, mixer trucks and machinery (as discussed below). As our working capital needs are typically at their lowest level in the first quarter, our borrowing base also typically declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

At June 30, 2016, our unused availability under the Second A/R Loan Agreement increased to $193.1 million from $131.2 million at December 31, 2015, primarily due to the repayment of all borrowings under the Revolving Facility (as defined below) in connection with our offering of 6.375% unsecured notes due 2024 (the "2024 Notes"). We had no outstanding borrowings under the Revolving Facility as of June 30, 2016.

Our projection of our cash needs is based upon many factors, including without limitation, our forecasted volume, pricing, cost of materials, and capital expenditures. Based on our projected cash needs, we believe that the Revolving Facility, proceeds from our offering of the 2024 Notes and cash generated from operations will provide us with sufficient liquidity to operate our business in the ordinary course of business, not including potential acquisitions. If, however, the Revolving Facility, cash on hand and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing to provide additional liquidity, or sell assets.

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
The following key financial measurements reflect our financial position and capital resources as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$101,116	$3,925
Total debt	$441,644	$275,600

Our cash and cash equivalents consist mainly of highly liquid investments in deposits we hold at major financial institutions.

On November 18, 2015, we entered into the Second Amended and Restated Loan and Security Agreement (the “Second A/R Loan Agreement”) with Bank of America, N.A., as administrative agent, and certain financial institutions named therein, as lenders (the "Lenders"), which amended and restated the First Amended and Restated Loan and Security Agreement dated October 29, 2013 (the “2013 Loan Agreement”) and provides us with a $250.0 million asset-based revolving credit facility (the “Revolving

Facility”), subject to a borrowing base. The maturity date of the Revolving Facility is November 18, 2020. The Second A/R Loan Agreement also includes an accordion feature that allows for increases in the total revolving commitments by as much as $100.0 million. The Second A/R Loan Agreement is secured by a first-priority lien on substantially all of the personal property of the Company and our guarantors, subject to permitted liens and certain exceptions.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, all as specified in the Second A/R Loan Agreement.  The Second A/R Loan Agreement provides for swingline loans, up to a $15.0 million sublimit, and letters of credit, up to a $30.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars.

The Second A/R Loan Agreement contains usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the Second A/R Loan Agreement.  The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement.  For the trailing 12-month period ended June 30, 2016, our fixed charge coverage ratio was 2.92 to 1.0. As of June 30, 2016, we were in compliance with all covenants under the Second A/R Loan Agreement.

As of June 30, 2016, we had no outstanding borrowings and $12.7 million of undrawn standby letters of credit, leaving $193.1 million of unused borrowing capacity under the Second A/R Loan Agreement.

On June 7, 2016, we completed an offering of $400.0 million aggregate principal amount of our 2024 Notes. We used a portion of the proceeds from the 2024 Notes to repay all of our outstanding borrowings on the Revolving Facility and to redeem all $200.0 million of our 8.5% senior secured notes due 2018 (the "2018 Notes"). We redeemed the 2018 Notes at a total redemption price of $208.5 million. As a result, we recorded a $12.0 million pre-tax loss on early extinguishment of debt in the second quarter of 2016, which consisted of an $8.5 million debt redemption premium and a $3.5 million write-off of unamortized deferred financing costs.

The 2024 Notes accrue interest at a rate of 6.375% per annum and interest is due on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024 and are redeemable at our option prior to maturity at prices specified in the indenture governing the 2024 Notes (the “Indenture”). The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions and also contains customary events of default. The 2024 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of our restricted subsidiaries that guarantees any obligations under the Revolving Facility or that guarantees certain of our other indebtedness or certain indebtedness of our restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary). The guarantees are joint and several. U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2024 Notes.

The 2024 Notes and the guarantees thereof are effectively subordinated to all of our and our guarantors' existing and future secured obligations, including obligations under the Revolving Facility, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and our guarantors' future subordinated indebtedness; pari passu in right of payment with any of our and our guarantors' existing and future senior indebtedness, including our and our guarantors' obligations under the Revolving Facility; and structurally subordinated to all existing and future indebtedness and other liabilities, including preferred stock, of any non-guarantor subsidiaries.

For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 17, “Supplemental Condensed Consolidating Financial Information,” to our condensed consolidated financial statements included in Part I of this report.

From 2013 through the second quarter of 2016, we entered into a series of financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $64.2 million.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $31.6 million for the six months ended June 30, 2016, compared to $35.4 million for the six months ended June 30, 2015. Our cash provided by operating activities in the first six months of 2016 was favorably impacted by higher non-cash adjustments to net income for depreciation, depletion and amortization; loss on extinguishment of debt; deferred income taxes; and stock-based compensation. This was partially offset by increased use of cash to fund working capital.

We used $66.6 million to fund investing activities during the six months ended June 30, 2016 compared to $92.8 million for the six months ended June 30, 2015. We paid $44.3 million to fund acquisitions during the first six months of 2016 compared to $86.2 million paid to fund acquisitions during the first six months of 2015. The decrease in cash used in investing activities included a $15.5 million increase in capital spending over the prior year period, as we used cash to fund purchases of mixer trucks, plant and other equipment to service our business in the first six months of 2016 as compared to the first six months of 2015.

Our net cash provided by financing activities was $132.2 million for the six months ended June 30, 2016, as compared to $42.3 million for the comparable period of 2015. Financing activities during the first six months of 2016 included the proceeds from our $400.0 million 2024 Notes offering, net of related debt issuance costs; redemption of our $200.0 million 2018 Notes including an $8.5 million redemption premium; and repayment of our existing borrowings under our Revolving Facility. In addition, we made payments of $5.0 million related to our capital leases and other financings and paid $3.0 million for contingent consideration obligations. During the first six months of 2015, we had $50.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments of $3.5 million related to our capital leases and other financings and paid $2.3 million for contingent consideration obligations.

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

Overall, prices for cement and aggregates increased in the first six months of 2016, compared to the same period in 2015, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

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

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2016	2015	%(1)	2016	2015	%(1)
	(unaudited)			(unaudited)
Revenue	$275,750	$244,695	12.7%	$520,795	$416,033	25.2%
Cost of goods sold before depreciation, depletion and amortization	222,216	192,296	15.6	420,974	332,082	26.8
Selling, general and administrative expenses	23,180	21,992	5.4	46,343	39,900	16.1
Depreciation, depletion and amortization	13,015	10,567	23.2	24,656	18,846	30.8
Loss (gain) on revaluation of contingent consideration	364	(664)	NM	1,611	(664)	NM
(Gain) loss on sale of assets	(114)	25	NM	(13)	(38)	NM
Income from operations	17,089	20,479	(16.6)	27,224	25,907	5.1
Interest expense, net	(6,598)	(5,367)	22.9	(12,298)	(10,520)	16.9
Derivative loss	(2,562)	(8,048)	(68.2)	(15,342)	(19,547)	(21.5)
Loss on extinguishment of debt	(12,003)	—	NM	(12,003)	—	NM
Other income, net	510	450	13.3	1,007	893	12.8
(Loss) income from continuing operations before income taxes	(3,564)	7,514	(147.4)	(11,412)	(3,267)	249.3
Income tax (benefit) expense	(251)	(2,709)	(90.7)	1,740	(2,783)	(162.5)
(Loss) income from continuing operations	(3,313)	10,223	(132.4)	(13,152)	(484)	NM
Loss from discontinued operations, net of taxes	(164)	(520)	(68.5)	(352)	(297)	18.5
Net (loss) income	$(3,477)	$9,703	(135.8%)	$(13,504)	$(781)	NM%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$129.01	$123.24	4.7%	$127.78	$122.32	4.5%
Sales volume in cubic yards	1,925	1,766	9.0%	3,689	3,043	21.2%

Aggregates Data:
Average selling price per ton	$11.96	$10.44	14.6%	$11.69	$10.25	14.0%
Sales volume in tons	1,412	1,248	13.1%	2,610	2,021	29.1%
(1)    "NM" is defined as "Not Meaningful"

Revenue. Revenue for the three months ended June 30, 2016 grew 12.7%, or $31.1 million, to $275.8 million from $244.7 million from the comparable 2015 quarter, primarily due to recent acquisitions and organic growth in our ready-mixed concrete segment. We estimate that $21.7 million, or 70.0%, of our revenue increase was due to recent acquisitions. Ready-mixed concrete sales, including revenue from acquisitions, contributed 94.9%, or $29.5 million, of our revenue growth, driven by a 4.7% increase in our average selling price and a 9.0% increase in volume. Aggregate products sales, including revenue from acquisitions, in the second quarter of 2016 grew $3.5 million, or 22.4%, to $19.1 million from $15.6 million in the 2015 second quarter, resulting primarily from a 14.6% increase in average selling price and a 13.1% increase in volume. Other products revenue and eliminations, which includes building materials stores, hauling operations, lime slurry, brokered product sales, a recycled aggregates operation, an aggregate distribution operation, an industrial waterfront marine terminal and sales yard, and eliminations of our intersegment sales, decreased in the 2016 second quarter to $8.1 million from $10.0 million in the 2015 second quarter, primarily due to decreased sales from our recycled aggregates and aggregates distribution businesses.

Revenue for the six months ended June 30, 2016 rose to $520.8 million from $416.0 million in the 2015 first six months, an increase of $104.8 million, or 25.2%, primarily due to recent acquisitions and organic growth in our ready-mixed concrete segment. We estimate that $63.1 million, or 60.2%, of our revenue increase was the result of recent acquisitions. Ready-mixed concrete sales contributed 94.1%, or $98.6 million, of our revenue growth, resulting from increases in both average selling price and sales volume. For the first six months of 2016, aggregate sales grew to $34.3 million from $24.5 million in the first six months of 2015, an increase of $9.8 million, or 39.7%, as a result of higher average selling price and increased sales volume. Other products revenue and eliminations, as described above, were $13.9 million in the first six months of 2016 as compared to $17.4 million in the 2015 first six months, a decrease of $3.5 million, primarily due to decreased sales from our recycled aggregates and aggregates distribution businesses and an increase in eliminations of our intercompany sales.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $29.9 million, or 15.6%, to $222.2 million in the second quarter of 2016 from $192.3 million in the comparable 2015 quarter. Our costs increased primarily due to volume growth resulting from organic growth and acquisitions in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our costs in our aggregate products segment increased primarily due to the costs from four quarries acquired in the second half of 2015. During the second quarter of 2016, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the comparable prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A increased by 2.0% in the second quarter of 2016 compared to the second quarter of 2015.

For the first six months of 2016, cost of goods sold before DD&A increased to $421.0 million from $332.1 million in the 2015 first six months, an increase of $88.9 million, or 26.8%. Our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment, as described above, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our costs in our aggregate products segment increased primarily due to the costs from four quarries acquired in the second half of 2015 plus higher variable costs related to increased production at our existing quarries. During the first six months of 2016, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the prior year period due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A increased by 1.0% in the first six months of 2016 compared to the first six months of 2015.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $1.2 million, or 5.4%, to $23.2 million for the quarter ended June 30, 2016 from $22.0 million in the corresponding 2015 quarter. Approximately $0.6 million of this increase was attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. In addition, we incurred $1.0 million in higher non-cash stock compensation expense primarily due to the acceleration of performance-based awards that vested earlier than expected, which was partially offset by a $0.5 million decrease in incentive compensation expense. As a percentage of total revenue, SG&A expenses decreased to 8.4% in the 2016 second quarter from 9.0% in the 2015 second quarter.

For the six months ended June 30, 2016, SG&A expenses increased by $6.4 million, or 16.1%, to $46.3 million from $39.9 million for the same period in 2015. Approximately $4.0 million of this increase was attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. In addition, we incurred $1.6 million in higher non-cash stock compensation expense primarily due to the acceleration of performance-based awards that vested earlier than expected. The remainder of the increase was primarily attributable to corporate-related personnel and other general expenses to support our growth initiatives. As a percentage of total revenue, SG&A expenses decreased to 8.9% in the first six months of 2016 compared to 9.6% for the same period in 2015.

 Depreciation, depletion and amortization. DD&A expense increased $2.4 million, or 23.2%, to $13.0 million for the three months ended June 30, 2016 from $10.6 million in the corresponding quarter of 2015, primarily reflecting incremental intangible amortization expense of $1.1 million related to our acquisitions and depreciation on additional plants, equipment and mixer trucks purchased to service demand or acquired through recent acquisitions.

For the six months ended June 30, 2016, DD&A expense rose $5.9 million, or 30.8%, to $24.7 million from $18.8 million in the corresponding period of 2015, primarily reflecting depreciation on additional plant, equipment and mixer trucks purchased to service demand or acquired through recent acquisitions, as well as incremental intangible amortization expense of $3.6 million related to our acquisitions.

Loss (gain) on revaluation of contingent consideration.  For the three months ended June 30, 2016, we recorded a non-cash loss on revaluation of contingent consideration of $0.4 million compared to a non-cash gain of $0.7 million for the comparable 2015 quarter. For the six months ended June 30, 2016, we recorded a non-cash loss on revaluation of contingent consideration of $1.6 million compared to a non-cash gain of $0.7 million for the same period in 2015. These non-cash gains and losses are related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $28.7 million at June 30, 2016 included discount rates ranging from 3.50% to 10.50%, a forecasted average of WTI prices from December 8, 2015 through December 7, 2016 from quoted sources, and management's estimates of future sales volumes and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each quarterly period. The non-cash loss from fair value changes in contingent consideration for 2016 was primarily due to the passage of time as well as changes in the probability-weighted assumptions related to the achievement of sales volumes. The non-cash gain from fair value in contingent consideration for 2015 was primarily due to the decline in WTI prices.

Income from operations. Income from operations decreased to $17.1 million in the second quarter of 2016 from $20.5 million in the corresponding quarter of 2015, a decrease of $3.4 million. As a percentage of revenue, operating margins decreased to 6.2% for the quarter ended June 30, 2016, from 8.4% during the same quarter in 2015 reflecting a shift in the geographic and project mix of our sales, which resulted in a lower margin, as well as a $1.0 million increase in the loss on revaluation of contingent consideration.

For the first six months of 2016, income from operations increased to $27.2 million from $25.9 million for the first six months of 2015, an increase of $1.3 million. Increased ready-mixed concrete revenue driven by volume from acquisitions and higher pricing led to increased income from operations. Operating margins fell in the first six months of 2016 to 5.2% from 6.2% in the same period in 2015, due to a shift in the mix of sales, as described above, which resulted in a lower margin, as well as a $2.3 million increase in the loss on revaluation of contingent consideration.

Interest expense, net.  Net interest expense increased by $1.2 million to $6.6 million for the three months ended June 30, 2016 from $5.4 million for the comparable 2015 quarter. For the six months ended June 30, 2016, net interest expense increased by $1.8 million to $12.3 million from $10.5 million in the comparable 2015 period. The increase in each of the quarter and year to date periods of 2016 was primarily related to higher debt levels.

Derivative loss.  For the quarters ended June 30, 2016 and 2015, we recorded non-cash losses on derivatives of $2.6 million and $8.0 million, respectively, related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants"). Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining the fair value of our derivative liabilities of $71.7 million at June 30, 2016 include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. The non-cash loss from fair value changes in the Warrants for the second quarter of 2016 and 2015 was primarily due to an increase in the price of our common stock.

For the six months ended June 30, 2016 and 2015, we recorded a non-cash loss on derivatives of approximately $15.3 million and $19.5 million, respectively, related to fair value changes in our Warrants. These non-cash losses were primarily due to an increase in the price of our common stock.

Loss on extinguishment of debt.  For the three and six months ended June 30, 2016, we recorded a $12.0 million pre-tax loss on early extinguishment of debt related to the redemption of our 2018 Notes. The loss consisted of a redemption premium of $8.5 million and a $3.5 million non-cash loss for the write-off of unamortized deferred financing costs.

Other income, net.  Other income, net was $0.5 million during both the three months ended June 30, 2016 and 2015.  Other income, net was $1.0 million and $0.9 million during the six months ended June 30, 2016 and 2015, respectively.

Income taxes.  For the three months ended June 30, 2016, we recorded an income tax benefit allocated to continuing operations of $0.3 million. For the six months ended June 30, 2016, we recorded a tax expense of $1.7 million allocated to continuing operations. We recorded an income tax benefit allocated to continuing operations of $2.7 million and $2.8 million for the three and six months ended June 30, 2015, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the tax impact of our Warrants, for which we recorded a non-cash derivative loss of $15.3 million and $19.5 million for the six months ended June 30, 2016 and 2015, respectively. The derivative loss is excluded from the calculation of our income tax provision, thus increasing our tax expense in periods when we record a derivative loss. For the 2015 period, our effective tax rate also differed substantially from the federal statutory tax rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on a basis different than pre-tax income (loss).

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax benefit or expense to continuing operations and to discontinued operations. We recorded a tax benefit of $0.1 million and $0.2 million allocated to discontinued operations for the three and six months ended June 30, 2016, respectively. We recorded a tax benefit of less than $0.1 million in discontinued operations for both the three and six months ended June 30, 2015, respectively. All taxes were allocated between continuing operations and discontinued operations for the three and six months ended June 30, 2016 and 2015.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of June 30, 2016 and December 31, 2015 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax asset was $7.9 million as of June 30, 2016 and $6.0 million as of December 31, 2015.

Discontinued operations.  The results of operations for our sold precast unit located in Pennsylvania have been included in discontinued operations for the periods presented.

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

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies, and may not be comparable to similarly titled measures used in our various agreements, including the Second A/R Loan Agreement and the Indenture.

See Note 16, "Segment Information," to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes.

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2016	2015	%	2016	2015	%

Ready-mixed Concrete Segment:
Revenue	$248,532	$219,019	13.5%	$472,621	$374,063	26.3%
Segment revenue as a percentage of total revenue	90.1%	89.5%		90.7%	89.9%

Adjusted EBITDA	$32,660	$33,650	(2.9)%	$60,415	$54,220	11.4%
Adjusted EBITDA as a percentage of segment revenue	13.1%	15.4%		12.8%	14.5%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$129.01	$123.24	4.7%	$127.78	$122.32	4.5%
Sales volume in thousands of cubic yards	1,925	1,766	9.0%	3,689	3,043	21.2%

Revenue. Our ready-mixed concrete sales provided 90.1% and 89.5% of our total revenue in the second quarter of 2016 and 2015, respectively. Segment revenue for the second quarter of 2016 rose $29.5 million, or 13.5%, over the comparable 2015 period. We estimate that $18.8 million of the $29.5 million segment revenue increase, or 63.7%, was due to recent acquisitions.

The second quarter 2016 revenue increase was driven primarily by a 9.0% increase in sales volume, or 0.2 million cubic yards. Increased volume provided $19.6 million, or approximately 66.4% of our ready-mixed concrete revenue growth. Our sales volume was higher in all of our major metropolitan markets due to increased construction activity and recent acquisitions. Total revenue in all our major metropolitan markets rose due to recent acquisitions, organic growth, and the increased average selling price. Sales volume, average selling price and revenue for the three months ended June 30, 2016 compared to the comparable period in 2015 decreased in our west Texas market due to the mix of commercial and residential projects and a one-time project that was ongoing in the region during 2015. Our ready-mixed concrete average selling price per cubic yard increased approximately 4.7% during the second quarter of 2016 as compared to the second quarter of 2015. Increased average selling price contributed approximately $9.9 million, or 33.6%, of our revenue growth.

For the six months ended June 30, 2016, our ready-mixed concrete sales provided 90.7% of our total revenue, compared to 89.9% in the six months ended June 30, 2015. Segment revenue for the first six months of 2016 grew $98.6 million, or 26.3%, over the first six months of 2015. We estimate that $57.7 million of the $98.6 million segment revenue increase, or 58.5%, was due to recent acquisitions.

Our revenue increase for the six months ended June 30, 2016, was driven primarily by a 21.2% increase in sales volume, or 0.6 million cubic yards. Increased volume provided $79.0 million, or approximately 80.2%, of our ready-mixed concrete revenue growth. Our sales volume was higher in our north Texas, New York / New Jersey and Washington, D.C. markets due to increased construction activity, generally more favorable weather, and recent acquisitions. Our average selling price increased in all of our major metropolitan markets. Total revenue was higher in all of our major metropolitan markets, primarily due to higher average selling price and the impact of the recent acquisitions. Sales volume, average selling price and revenue for the six months ended June 30, 2016 compared to the first half of 2015 decreased in our west Texas market due to the mix of commercial and residential projects and a one-time project that was ongoing in the region during 2015. We also experienced a 4.5% increase in our ready-mixed concrete average selling price per cubic yard as compared to the first six months of 2015. Increased average selling price contributed approximately $19.6 million, or 19.8%, of our revenue growth.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment decreased to $32.7 million in the second quarter of 2016 from $33.7 million in the second quarter of 2015, a decrease of $1.0 million, or 3.0%. The decline in Adjusted EBITDA was driven by increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume and recent acquisitions. During the second quarter of 2016, we also saw increased raw materials prices from our vendors including our internal transfer pricing from our aggregate products segment, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2016 second quarter compared to the prior year second quarter, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. The increase in cost of goods sold was partially offset by the $29.5 million increase in revenue resulting from a 4.7% increase in our average selling price and a 9.0% rise in sales volume. Segment Adjusted EBITDA as a percentage of segment revenue was 13.1% in the second quarter of 2016 versus 15.4% in 2015, reflecting the geographic and project mix of our revenues and costs. Segment Adjusted EBITDA for the 2015 period was also favorably impacted by a one-time, high margin project in our West Texas market.

For the six months ended June 30, 2016, our ready-mixed concrete segment Adjusted EBITDA rose to $60.4 million from $54.2 million in the same period in 2015, an increase of $6.2 million, or 11.4%. We estimate that $2.7 million, or 43.5%, of our 2016 Adjusted EBITDA increase resulted from recent acquisitions. Driving the growth in Adjusted EBITDA was a 21.2% rise in sales volume and a 4.5% increase in average selling price, which resulted in $98.6 million in higher revenue. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, as described above, were all higher due primarily to the increased volume. During the first six months of 2016, we also saw increased raw material prices from our vendors including our internal transfer pricing from our aggregate products segment, which increased our cost of goods sold for the period. However, we were generally able to pass these price increases along to our customers. Our fixed costs, as described above, increased in the first six months of 2016 compared to the first six months of 2015, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in previous years. Segment Adjusted EBITDA as a percentage of segment revenue fell to 12.8% in the first six months of 2016 from 14.5% in the first six months of 2015, primarily reflecting the geographic and project mix of our revenues and costs. Segment Adjusted EBITDA for the 2015 period was also favorably impacted by a one-time, high margin project in our West Texas market.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2016	2015	%	2016	2015	%

Aggregate Products Segment:
Revenue	$19,124	$15,629	22.4%	$34,269	$24,539	39.7%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.8%	3.6%		3.5%	3.4%

Adjusted EBITDA	$5,151	$3,792	35.8%	$8,075	$3,969	103.5%
Adjusted EBITDA as a percentage of segment revenue	26.9%	24.3%		23.6%	16.2%

Aggregates Data:
Average selling price per ton	$11.96	$10.44	14.6%	$11.69	$10.25	14.0%
Sales volume in thousands of tons	1,412	1,248	13.1%	2,610	2,021	29.1%

Revenue.  Sales for our aggregate products segment, excluding intersegment sales of $8.5 million, provided 3.8% of our total revenue for the second quarter of 2016, compared to 3.6%, excluding intersegment sales of $6.8 million, in the comparable 2015 quarter. Segment revenue rose $3.5 million, or 22.4%, over prior year levels. We estimate the majority of the segment revenue increase related to our segment acquisitions in the second half of 2015.

We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 44.5% of our second quarter 2016 aggregate products sales were to our ready-mixed concrete segment, versus 43.3% in the second quarter of 2015. Contributing to our overall aggregate products revenue growth was an increase in our average selling price of 14.6%, which provided $2.1 million of our aggregate products revenue increase. Our aggregate products sales volume, which rose 13.1% in the second quarter of 2016 versus the second quarter of 2015, contributed approximately $1.9 million of our aggregate products revenue increase. This increase was primarily due to sales from four quarries acquired during the second half of 2015 plus increased sales volume from our north Texas and New Jersey quarries. Partially offsetting these increases was a $0.6 million decline in freight charges to deliver the aggregates to our external customers during the second quarter of 2016 as compared to the second quarter of 2015 primarily due to decreased fuel surcharges. We include freight charges to deliver aggregate products to our external customers in our aggregate products segment revenue.

For the first six months of 2016, sales of our aggregate products, excluding intersegment sales of $15.8 million, provided 3.5% of our total revenue, compared to 3.4%, excluding intersegment sales of $10.4 million, in the first six months of 2015. Segment revenue grew $9.8 million, or 39.7%, over prior year levels.

Of our first six months of 2016 aggregate products segment sales, approximately 46.1% were to our ready-mixed concrete segment, versus 42.6%, in the first six months of 2015. A 14.0% increase in our average selling price in the first six months of 2016 contributed $3.8 million, or 38.6%, of our aggregate revenue growth as compared to the first six months of 2015. An increase in our aggregate products sales volume of 29.1% in the first six months of 2016 as compared to the first six months of 2015, contributed $6.0 million, or 62.0%, of our segment revenue growth for the first six months of 2016. Offsetting these increases was a $0.4 million decline in freight charges to deliver the aggregates to our external customers during the first six months of 2016 as compared to the first six months of 2015. We estimate that $6.2 million of the $9.8 million segment revenue increase, or 63.9%, was due to recent acquisitions.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment improved by $1.4 million to $5.2 million in the second quarter of 2016 from $3.8 million in the second quarter of 2015, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, delivery, fuel, and pit costs to prepare the stone and gravel for use, all increased primarily due to higher production and the costs to operate additional quarries. Our quarry fixed costs, which primarily include equipment rental, property taxes, and plant management costs, were higher compared to the prior year quarter, primarily due to operating costs associated with additional quarries acquired in the second half of 2015. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 26.9% in the second quarter of 2016 from 24.3% in the second quarter of 2015, primarily due to the increase in revenue and increased efficiencies.

For the first six months of 2016, our aggregate products segment Adjusted EBITDA grew to $8.1 million from $4.0 million in the first six months of 2015, an improvement of $4.1 million, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, as described above, increased primarily due to increased sales volume and costs to operate additional quarries. Our quarry fixed costs, as described above, were higher compared to the prior year's first six months, primarily due to operating costs associated with additional quarries acquired in the second half of 2105. Overall, our segment Adjusted EBITDA as a percentage of segment revenue rose to 23.6% in the first six months of 2016 from 16.2% in the first six months of 2015, primarily due to higher revenues and improved efficiencies.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into non-cancelable operating leases that are not reflected on our balance sheet.  At June 30, 2016, we had $12.7 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $31.9 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first six months of 2016 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have been able to partially mitigate our cost increases with price increases we obtained for our products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes.  However, we are required to account for our Warrants as derivative instruments.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities. The key inputs in determining fair value of our derivative liabilities of $71.7 million and $67.4 million at June 30, 2016 and December 31, 2015, respectively, include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $6.0 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the Warrant derivative liability of approximately $6.0 million, and a gain of the same amount. During the six months ended June 30, 2016, we recorded a non-cash loss from fair value changes in our Warrants of approximately $15.3 million, due primarily to an increase in the price of our common stock.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the Second A/R Loan Agreement. We had no outstanding borrowings under this facility as of June 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2016, our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

To address the material weakness described in our Form 10-K/A, our management is developing a remediation plan, which includes additional review procedures.  While the Company is developing and implementing these substantive procedures, the material weakness will not be considered remediated until these improvements have been fully implemented, tested and are operating effectively for an adequate period of time.  We cannot assure you that our efforts to fully remediate this internal control weakness will be successful.  We are committed to improving our internal control processes and intend to continue to review and improve our financial reporting controls and procedures.  As a result, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended June 30, 2016:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
April 1 - April 30, 2016	41,334	$62.71	—	$45,176,000
May 1 - May 31, 2016	—	—	—	45,176,000
June 1 - June 30, 2016	—	—	—	45,176,000
Total	41,334	$62.71	—	$45,176,000

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

4.1*
—Indenture, dated as of June 7, 2016, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2016 (File No. 001-34530)).

4.2*
—Registration Rights Agreement, dated as of June 7, 2016, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 7, 2016 (File No. 001-34530)).

10.1*
—Purchase Agreement, dated as of May 23, 2016, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 24, 2016 (File No. 001-34530)).

12.1	—Ratio of Earnings to Fixed Charges.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference to the filing indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	August 5, 2016	By:	/s/ Joseph C. Tusa, Jr.
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

4.1*
—Indenture, dated as of June 7, 2016, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2016 (File No. 001-34530)).

4.2*
—Registration Rights Agreement, dated as of June 7, 2016, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 7, 2016 (File No. 001-34530)).

10.1*
—Purchase Agreement, dated as of May 23, 2016, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto, and J.P. Morgan Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 24, 2016 (File No. 001-34530)).

12.1	—Ratio of Earnings to Fixed Charges.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference to the filing indicated.