Form 10-Q
period 2016-09-30
US CONCRETE INC
filed 2016-11-04
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

There were 15,696,451 shares of common stock, par value $.001 per share, of the registrant outstanding as of November 2, 2016.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$66,020	$3,925
Trade accounts receivable, net of allowances of $5,216 and $6,125 as of September 30, 2016 and December 31, 2015, respectively	207,720	171,256
Inventories	42,211	36,726
Prepaid expenses	6,116	4,243
Other receivables	7,325	7,765
Other current assets	2,365	2,374
Total current assets	331,757	226,289
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $128,677 and $102,479 as of September 30, 2016 and December 31, 2015, respectively	339,751	248,123
Goodwill	141,787	100,204
Intangible assets, net	126,152	95,754
Deferred income taxes	—	6,026
Other assets	2,777	5,301
Total assets	$942,224	$681,697
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116,998	$80,419
Accrued liabilities	92,767	85,854
Current maturities of long-term debt	16,391	9,386
Derivative liabilities	31,275	67,401
Total current liabilities	257,431	243,060
Long-term debt, net of current maturities	436,099	266,214
Other long-term obligations and deferred credits	40,514	38,416
Deferred income taxes	5,721	—
Total liabilities	739,765	547,690
Commitments and contingencies (Note 15)
Equity:
Preferred stock	—	—
Common stock	17	16
Additional paid-in capital	247,839	201,015
Accumulated deficit	(23,705)	(48,157)
Treasury stock, at cost	(21,692)	(18,867)
Total stockholders' equity	202,459	134,007
Total liabilities and equity	$942,224	$681,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$328,588	$295,111	$849,383	$711,144
Cost of goods sold before depreciation, depletion and amortization	253,477	226,620	674,451	558,702
Selling, general and administrative expenses	25,104	23,200	71,447	63,100
Depreciation, depletion and amortization	14,139	12,565	38,795	31,411
Loss (gain) on revaluation of contingent consideration	714	(723)	2,325	(1,387)
(Gain) loss on sale of assets	(1,003)	43	(1,016)	5
Income from operations	36,157	33,406	63,381	59,313
Interest expense, net	(7,635)	(5,446)	(19,933)	(15,966)
Derivative gain (loss)	21,772	(26,854)	6,430	(46,401)
Loss on extinguishment of debt	—	—	(12,003)	—
Other income, net	405	585	1,412	1,478
Income (loss) from continuing operations before income taxes	50,699	1,691	39,287	(1,576)
Income tax expense (benefit)	12,577	(22)	14,317	(2,805)
Income from continuing operations	38,122	1,713	24,970	1,229
Loss from discontinued operations, net of taxes	(166)	(94)	(518)	(391)
Net income	$37,956	$1,619	$24,452	$838

Basic income (loss) per share:
Income from continuing operations	$2.50	$0.12	$1.67	$0.09
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.04)	(0.03)
Net income per share – basic	$2.49	$0.11	$1.63	$0.06

Diluted income (loss) per share:
Income from continuing operations	$2.35	$0.11	$1.54	$0.08
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.03)	(0.03)
Net income per share – diluted	$2.34	$0.10	$1.51	$0.05

Weighted average shares outstanding:
Basic	15,222	14,223	14,978	13,946
Diluted	16,240	15,822	16,186	15,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2014	13,978	$15	$156,745	$(42,743)	$(12,537)	$101,480
Stock-based compensation expense	—	—	4,994	—	—	4,994
Restricted stock vesting	16	—	—	—	—	—
Restricted stock grants, net of cancellations	197	—	—	—	—	—
Stock options exercised	15	—	304	—	—	304
Warrants exercised	140	—	6,416	—	—	6,416
Other treasury shares purchases	(145)	—	—	—	(6,317)	(6,317)
Common stock issuance	442	—	15,088	—	—	15,088
Net income	—	—	—	838	—	838
BALANCE, September 30, 2015	14,643	$15	$183,547	$(41,905)	$(18,854)	$122,803

BALANCE, December 31, 2015 (as restated)	14,871	$16	$201,015	$(48,157)	$(18,867)	$134,007
Stock-based compensation expense	—	—	5,678	—	—	5,678
Excess tax benefits from share-based compensation	—	—	3,785	—	—	3,785
Restricted stock vesting	12	—	—	—	—	—
Restricted stock grants, net of cancellations	166	—	—	—	—	—
Stock options exercised	5	—	83	—	—	83
Warrants exercised	550	1	29,778	—	—	29,779
Other treasury share purchases	(46)	—	—	—	(2,825)	(2,825)
Common stock issuance	136	—	7,500	—	—	7,500
Net income	—	—	—	24,452	—	24,452
BALANCE, September 30, 2016	15,694	$17	$247,839	$(23,705)	$(21,692)	$202,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,452	$838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	38,795	31,411
Debt issuance cost amortization	1,431	1,311
Amortization of discount on long-term incentive plan and other accrued interest	445	268
Net (gain) loss on derivative	(6,430)	46,401
Net loss (gain) on revaluation of contingent consideration	2,325	(1,387)
Net (gain) loss on sale of assets	(1,016)	97
Excess tax benefits from stock-based compensation	(3,785)	—
Loss on extinguishment of debt	12,003	—
Deferred income taxes	9,772	(3,814)
Provision for doubtful accounts and customer disputes	1,421	3,261
Stock-based compensation	5,678	4,994
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(24,969)	(62,662)
Inventories	(4,376)	(650)
Prepaid expenses and other current assets	(1,906)	36
Other assets and liabilities	2,168	319
Accounts payable and accrued liabilities	32,497	36,303
Net cash provided by operating activities	88,505	56,726
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(31,041)	(12,763)
Payments for acquisitions, net of cash acquired	(124,481)	(109,338)
Proceeds from disposals of property, plant and equipment	1,920	663
Proceeds from disposal of businesses	375	1,052
Net cash used in investing activities	(153,227)	(120,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	128,904	147,757
Repayments of revolver borrowings	(173,904)	(91,507)
Proceeds from issuance of debt	400,000	—
Repayments of debt	(200,000)	—
Premium paid on early retirement of debt	(8,500)	—
Proceeds from exercise of stock options and warrants	166	457
Payments of other long-term obligations	(4,143)	(2,250)
Payments for other financing	(8,880)	(6,074)
Debt issuance costs	(7,786)	—
Excess tax benefits from stock-based compensation	3,785	—
Other treasury share purchases	(2,825)	(6,317)
Net cash provided by financing activities	126,817	42,066
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,095	(21,594)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,925	30,202
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,020	$8,608

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,389	$10,098
Cash paid for income taxes	$2,892	$992

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$29,171	$19,867
Settlement of accounts receivable for acquisition of a business	$1,000	$—
Acquisitions funded by stock issuance	$7,500	$15,088
Disposition funded through promissory note and deferred payments	$—	$3,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2015 (the "2015 Form 10-K/A").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of our results expected for the year ending December 31, 2016, or for any future period.

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

In August 2016, the Financial Accounting Standards Board (the "FASB") issued guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new amendment is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those periods, with early adoption permitted. We are currently evaluating the impact that this new guidance will have on our consolidated financial statements and results of operations and, as a result, we have not yet adopted this new guidance.

In March 2016, the FASB issued an amendment related to share-based payments to employees. The amendment simplifies several aspects of share-based payment transactions, including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits on the statement of cash flows, accounting for forfeitures, classification of awards that permit repurchases to satisfy statutory tax withholding requirements, and classification of tax payments on behalf of employees on the statement of cash flows. The new amendment is effective for annual periods beginning after December 15, 2016 and interim periods within those periods, with early adoption permitted. We are currently evaluating the impact that this new guidance will have on our consolidated financial statements and results of operations and, as a result, we have not yet adopted this new guidance.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as a reduction of the carrying value of debt. Adoption of this standard resulted in a reclassification of our unamortized debt issuance costs of $6.1 million from other assets to long-term debt, net of current maturities, in our consolidated balance sheet as of December 31, 2015.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The guidance is effective for interim and annual reporting periods that begin after December 15, 2016. In August 2015, the FASB issued guidance which delayed the effective date for public entities to reporting periods beginning after December 15, 2017 and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. During the second quarter of 2016, the FASB issued additional revenue recognition guidance that clarifies how an entity identifies performance obligations related to customer contracts as well as the objectives of collectability, sales and other taxes, noncash consideration, contract modifications at transition, and a technical correction. We are currently evaluating the impact that these standards will have on our consolidated financial statements and results of operations and, as a result, we have not yet adopted this new guidance.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2015 Form 10-K/A.

3.	ACQUISITIONS

2016 Acquisitions

On February 26, 2016, we completed the acquisition of all of the assets of Greco Brothers Concrete of L.I., Inc. ("Greco"), located in Brooklyn, New York. The purchase price was satisfied by the payment of cash consideration of $16.6 million and the issuance of $1.0 million of credits applied against existing trade accounts receivable. We funded the purchase price through a combination of cash on hand and borrowings under our $250.0 million asset-based revolving credit facility (the "Revolving Facility"). The assets acquired from Greco included two ready-mixed concrete plants and a fleet of 37 mixer trucks. The Greco acquisition expanded our ready-mixed concrete operations in the New York metropolitan market. The recording of the Greco business combination is preliminary, and we expect to record adjustments as we accumulate information needed to estimate the fair value of the assets acquired and liabilities assumed. We expect adjustments including, but not limited to, working capital and the fair value of identifiable intangible assets and property, plant, and equipment.

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

On August 10, 2016, we completed the acquisition of the assets of Jenna Concrete Corp. ("Jenna"), located in Bronx, New York. The purchase price was $27.9 million in cash plus deferred payments of $3.1 million to be paid over a three-year period. We funded the purchase price from cash on hand. The assets acquired from Jenna included two ready-mixed concrete plants and a fleet of 52 mixer trucks. The Jenna acquisition expanded our ready-mixed concrete operations in the New York metropolitan market. The recording of the Jenna business combination is preliminary, and we expect to record adjustments as we accumulate information needed to estimate the fair value of the assets acquired and liabilities assumed. We expect adjustments including, but not limited to, working capital and the fair value of identifiable intangible assets and property, plant, and equipment.

On August 22, 2016, we completed the acquisition of the assets of Kings Ready Mix ("Kings"), located in Brooklyn, New York. The purchase price was $49.9 million in cash plus 136,215 shares of our common stock, calculated in accordance with the terms of the purchase agreement, and valued at approximately $7.5 million on the date of issuance. We funded the cash portion of the purchase price from cash on hand. The assets acquired from Kings included four ready-mixed concrete plants and a fleet of 62 mixer trucks. The Kings acquisition expanded our ready-mixed concrete operations in the New York metropolitan market.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The recording of the Kings business combination is preliminary, and we expect to record adjustments as we accumulate information needed to estimate the fair value of the assets acquired and liabilities assumed. We expect adjustments including, but not limited to, working capital and the fair value of identifiable intangible assets and property, plant, and equipment.

On March 31, 2016 and September 13, 2016, we acquired two ready-mixed concrete operations in our northern Texas market. These acquisitions were immaterial individually and in the aggregate and are excluded from the disclosures below.

During the three months ended September 30, 2016, we made changes to the preliminary purchase price allocations for the acquisitions that occurred in the first six months of 2016 primarily related to (i) valuation of identifiable intangible assets for Greco and Nycon, (ii) valuation of property, plant and equipment for Nycon, and (iii) working capital adjustments for Nycon. The following table presents the total consideration for the 2016 acquisitions and the provisional amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition date (in thousands).

	2016 Acquisitions
	Greco(1)(2)	Nycon(1)(3)	Jenna(1)(4)	Kings(1)(5)
Accounts receivable	$—	$12,314	$—	$—
Inventory	141	283	262	563
Other current assets	34	7	9	—
Property, plant and equipment	13,505	4,534	7,775	10,308
Definite-lived intangible assets	3,338	6,898	7,400	15,600
Total assets acquired	17,018	24,036	15,446	26,471
Current liabilities	4	6,716	1,319	—
Other long-term liabilities	—	378	2,437	—
Total liabilities assumed	4	7,094	3,756	—
Goodwill	614	18,529	18,910	30,929
Total consideration	$17,628	$35,471	$30,600	$57,400

(1)
The purchase price allocations for the Greco, Nycon, Jenna, and Kings acquisitions are preliminary and remain subject to adjustments, including, but not limited to, working capital and the fair value of identifiable intangible assets and property, plant, and equipment.

(2)	Total consideration for the Greco acquisition consists of cash consideration of $16.6 million and $1.0 million of credits applied against existing trade accounts receivable.

(3)
The fair value of the Nycon acquired accounts receivable approximates the gross contractual amount as of the acquisition date. We expect to collect all of the Nycon acquired receivables. Total consideration for the Nycon acquisition includes $27.1 million of cash, $2.6 million for the fair value of deferred payments due to the previous owners, and $5.8 million for the estimated fair value of the working capital true up payable to the former owners.

(4)	Total consideration for the Jenna acquisition consists of cash consideration of $27.9 million and $2.7 million for the fair value of deferred payments due to the previous owners.

(5)	Total consideration for the Kings acquisition consists of cash consideration of $49.9 million plus 136,215 shares of our common stock valued at approximately $7.5 million on the date of issuance.

2015 Acquisitions

On February 23, 2015, we acquired the equity of Right Away Redy Mix, Inc. ("Right Away"), located in Oakland, California. The fair value of the assets acquired and liabilities assumed in the Right Away acquisition is included in the following 2015 Acquisitions table and is final.

On April 1, 2015, we acquired the equity of Ferrara Bros. Building Materials Corp. ("Ferrara Bros."), located in New York, New York. The fair value of the assets acquired and liabilities assumed in the Ferrara Bros. acquisition is included in the following 2015 Acquisitions table and is final.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 21, 2015, we acquired the equity of Colonial Concrete Co. ("Colonial"), located in Newark, New Jersey. The fair value of the assets acquired and liabilities assumed in the Colonial acquisition is included in the following 2015 Acquisitions table and is final.

On May 29, 2015, we acquired the assets of DuBrook Concrete, Inc. ("DuBrook"), located in Chantilly, Virginia, part of the greater Washington, D.C. metropolitan area. The fair value of the assets acquired and liabilities assumed in the Dubrook acquisition is included in the following 2015 Acquisitions table and is final.

On September 24, 2015, we acquired the Wantage Stone (“Wantage”) reserves, a site development quarry including an 80 acre quarry along with mining rights to an additional 77 acres of land located in Hamburg, NJ, from Bicsak Brothers Realty, LLC and Wantage Stone, LLC. The fair value of the assets acquired and liabilities assumed in the Wantage acquisition is included in the following 2015 Acquisitions table and is final.

On October 27, 2015, we acquired the equity of Heavy Materials, LLC ("Heavy"), a vertically integrated ready-mixed concrete producer located in the U.S. Virgin Islands. The fair value of the assets acquired and liabilities assumed in the Heavy acquisition is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to working capital, determination of the conclusion of tax attributes as of the acquisition date, and the fair value of identifiable intangible assets and property, plant and equipment.

During the year ended December 31, 2015, we also completed two other individually immaterial acquisitions (the "2015 Other Acquisitions") comprised of two sand and gravel operations near Vernon, Texas and Waurika, Oklahoma and one ready-mixed concrete operation in the U.S. Virgin Islands. The purchase price allocation for one of these two acquisitions is preliminary and remains subject to adjustments, including, but not limited to, the fair value of identifiable intangible assets and property, plant and equipment.

We made changes to the preliminary purchase price allocations for the 2015 acquisitions during the first nine months of 2016 primarily related to (i) valuation of property, plant, and equipment for Wantage, Heavy, and the 2015 Other Acquisitions, (ii) adjustments for Right Away related to determination of the conclusion of tax attributes as of the acquisition date, (iii) working capital adjustments for Colonial, Dubrook, Heavy, and one of the 2015 Other Acquisitions, (iv) total consideration for Heavy, DuBrook, and one of the 2015 Other Acquisitions, (v) valuation of identifiable intangible assets for Heavy and the 2015 Other Acquisitions, and (vi) valuation of unfavorable lease intangibles for Heavy. The following table summarizes the total consideration for the 2015 acquisitions and summarizes the amounts of assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates as adjusted through September 30, 2016 (in thousands).

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	2015 Acquisitions
	Right Away	Ferrara Bros.	Colonial	DuBrook	Wantage	Heavy(1)(2)	All Other(1)
Cash	$928	$67	$888	$—	$—	$152	$—
Accounts receivable	1,832	13,224	4,305	1,218	—	1,473	—
Inventory	348	1,434	378	349	—	1,223	754
Other current assets	196	608	126	—	—	92	—
Property, plant and equipment	9,696	13,147	6,325	2,394	17,384	21,035	6,835
Definite-lived intangible assets	7,036	50,310	4,640	4,473	—	5,238	2,792
Other long-term assets	—	—	153	—	—	47	—
Total assets acquired	20,036	78,790	16,815	8,434	17,384	29,260	10,381
Current liabilities	1,399	6,944	6,003	910	—	3,230	91
Long-term deferred income tax	5,546	—	—	—	—	—	—
Other long-term liabilities	—	—	—	59	—	841	15
Total liabilities assumed	6,945	6,944	6,003	969	—	4,071	106
Goodwill	10,703	6,916	4,384	4,092	611	263	3,474
Total consideration	$23,794	$78,762	$15,196	$11,557	$17,995	$25,452	$13,749

(1)
The purchase price allocations for the Heavy acquisition and one of the 2015 Other Acquisitions are preliminary and remain subject to adjustments, including, but not limited to, working capital, the determination of the conclusion of tax attributes as of the acquisition date, and the fair value of identifiable intangible assets and property, plant, and equipment.

(2)
The fair value of the Heavy acquired accounts receivable is $1.5 million, with a gross contractual amount of $4.3 million. We do not expect to collect $2.8 million of the Heavy acquired accounts receivable. Total consideration for the Heavy acquisition includes $21.9 million of cash plus $4.8 million for the fair value of deferred payments due to the previous owners less $1.2 million for the estimated fair value of the working capital true up due from the former owners.

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

Acquired Intangibles

Acquired intangible assets in 2015 and the first nine months of 2016 of $108.3 million consisted of trade names, customer relationships, non-compete agreements, leasehold interests, a favorable contract, and backlog. The amortization period of these intangible assets ranges from one year to 25 years. The major classes of intangible assets acquired in the 2016 and 2015 acquisitions were as follows (in thousands of dollars):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	7.26	$47,739
Trade names	22.24	40,709
Non-compete agreements	5.35	8,244
Leasehold interests	9.95	6,343
Favorable contract	3.50	3,650
Backlog	1.00	1,640
Total		$108,325

As of September 30, 2016, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2016 and 2015 acquisitions was as follows (in thousands):

Year Ending December 31,
2016 (remainder of the year)	$3,345
2017	13,268
2018	12,821
2019	11,145
2020	9,501
Thereafter	45,401
Total	$95,481

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheet are unfavorable lease intangibles with a gross carrying amount of $0.8 million and a net carrying amount of $0.4 million as of September 30, 2016. These unfavorable lease intangibles are amortized over their remaining lease terms at time of acquisition ranging from 4.75 years to 10.00 years. These unfavorable lease intangibles have a weighted average life of 6.33 years.

We recorded $2.8 million and $6.9 million of amortization expense related to these intangible assets and unfavorable lease intangibles during the three and nine months ended September 30, 2016, respectively. During each of the three and nine months ended September 30, 2016, we recognized $0.2 million of amortization expense that related to previous periods but had not been recorded since the fair value of certain intangible assets had not yet been determined and the fair values of others were not final.

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

Actual and Pro Forma Impact of Acquisitions

During the three months ended September 30, 2016, we recorded approximately $86.9 million of revenue and $9.4 million of income from operations in our condensed consolidated statements of operations related to the 2016 and 2015 acquisitions following their respective acquisition dates. During the three months ended September 30, 2015, we recorded approximately $45.2 million of revenue and $3.6 million of income from operations in our condensed consolidated statements of operations related to the acquisitions completed in the first nine months of 2015 following their respective acquisition dates.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended September 30, 2016, we recorded approximately $186.3 million of revenue and $8.9 million of income from operations in our condensed consolidated statements of operations related to the 2016 and 2015 acquisitions following their respective acquisition dates. During the nine months ended September 30, 2015, we recorded approximately $81.5 million of revenue and $6.8 million of income from operations in our condensed consolidated statements of operations related to the acquisitions completed in the first nine months of 2015 following their respective acquisition dates.

The unaudited pro forma information presented below reflects the combined financial results for all of the acquisitions completed during 2016 and 2015, excluding one of the 2015 Other Acquisitions, as historical financial results for these operations were not material and impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations for the three and nine months ended September 30, 2016 and 2015 as if the 2015 acquisitions had been completed on January 1, 2014 and the 2016 acquisitions had been completed on January 1, 2015 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue from continuing operations	$338,522	$342,472	$940,135	$883,170
Net income	$26,419	$4,046	$24,539	$2,295
Income per share, basic	$1.74	$0.28	$1.64	$0.16
Income per share, diluted	$1.63	$0.26	$1.52	$0.15

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the 11 acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2015 acquisitions occurred on January 1, 2014 and had the 2016 acquisitions occurred on January 1, 2015.

The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Increase in intangible amortization expense	$791	$566	$3,790	$6,529
Decrease in depreciation expense	—	—	—	(231)
Exclusion of buyer transaction costs	785	884	1,777	2,281
Exclusion of seller transaction costs	—	—	—	46
Exclusion of pension expense for pension plan not acquired	—	—	—	212
Exclusion of segment results for segment not acquired	—	—	—	(99)
Increase in interest expense	9	133	193	634
Increase in income tax expense	12,161	1,479	9,500	3,498
Net adjustments	$13,746	$3,062	$15,260	$12,870

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

4.	DISCONTINUED OPERATIONS

In June 2015, we completed the sale of substantially all of our assets associated with our one remaining precast concrete operation in Pennsylvania. We sold the operation's fixed assets and inventory for net proceeds of $0.3 million in cash and a promissory note of $1.2 million, net of a $0.1 million discount. For the nine months ended September 30, 2015, we recorded a pre-tax loss on the transaction of $0.1 million. The loss is included in discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2015. We have presented the results of operations for this business for the three and nine months ended September 30, 2015 in discontinued operations in the accompanying condensed

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of operations. During the nine months ended September 30, 2016, we received payments totaling $0.4 million in accordance with the terms of the promissory note.

The results of these discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$48	$—	$48	$5,523
Operating expenses excluding depreciation, depletion and amortization	316	96	887	5,825
Loss from discontinued operations	(268)	(96)	(839)	(302)
Loss on sale of assets	—	—	—	92
Loss from discontinued operations, before income taxes	(268)	(96)	(839)	(394)
Income tax benefit	(102)	(2)	(321)	(3)
Loss from discontinued operations, net of taxes	$(166)	$(94)	$(518)	$(391)

Cash flows from operating activities included operating cash flows used in discontinued operations of $0.4 million during the nine months ended September 30, 2016. Cash flows from investing activities included investing cash flows provided by discontinued operations of $0.4 million for the nine months ended September 30, 2016. Cash flows from operating activities included operating cash flows used in discontinued operations of $0.2 million during the nine months ended September 30, 2015. Cash flows from investing activities included investing cash flows provided by discontinued operations of $0.2 million during the nine months ended September 30, 2015.

5.	INVENTORIES

Inventories as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$38,818	$33,792
Building materials for resale	2,117	1,736
Other	1,276	1,198
Total inventories	$42,211	$36,726

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     GOODWILL AND OTHER INTANGIBLES

Goodwill

The changes in goodwill by reportable segment from January 1, 2016 to September 30, 2016 were as follows (in thousands):

	September 30, 2016
	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Balance at January 1, 2016	$82,958	$13,984	$3,262	$100,204
2016 acquisitions(1)	71,186	—	—	71,186
Measurement period adjustments for prior business combinations(2)	(16,976)	(12,627)	—	(29,603)
Balance at September 30, 2016	$137,168	$1,357	$3,262	$141,787

(1)
Measurement period adjustments recorded during the three months ended September 30, 2016 primarily included $4.5 million of property, plant and equipment and $10.2 million of definite-lived intangible assets representing changes to the preliminary purchase price allocations for Greco and Nycon. (See Note 3)

(2)
The measurement period adjustments are primarily related to $21.3 million of property, plant and equipment and $8.0 million of definite-lived intangible assets offset by $0.8 million of unfavorable lease intangibles representing changes to the preliminary purchase price allocations for Wantage, Heavy and the 2015 Other Acquisitions. (See Note 3)

Other Intangibles

Our purchased intangible assets were as follows as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$73,794	$(13,665)	$60,129	6.48
Trade names	45,439	(3,906)	41,533	19.90
Non-competes	16,871	(4,358)	12,513	3.99
Leasehold interests	9,725	(1,225)	8,500	8.55
Favorable contract	3,650	(1,651)	1,999	1.92
Backlog	1,640	(1,640)	—	—
Total definite-lived intangible assets	151,119	(26,445)	124,674	10.77
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$152,597	$(26,445)	$126,152

(1)
Land rights acquired in the 2014 acquisition of the Custom-Crete assets from Oldcastle Architectural, Inc. will be reclassified to property, plant and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$45,969	$(7,939)	$38,030	7.34
Trade names	40,302	(2,060)	38,242	22.04
Non-competes	10,167	(2,211)	7,956	3.87
Leasehold interests	7,525	(668)	6,857	10.49
Favorable contract	3,650	(869)	2,781	2.67
Backlog	1,640	(1,230)	410	0.25
Total definite-lived intangible assets	109,253	(14,977)	94,276	13.07
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$110,731	$(14,977)	$95,754

(1)
Land rights acquired in the 2014 acquisition of the Custom-Crete assets from Oldcastle Architectural, Inc. will be reclassified to property, plant and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

As of September 30, 2016, the estimated remaining amortization of our definite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2016 (remainder of the year)	$4,699
2017	18,764
2018	18,289
2019	16,213
2020	13,150
Thereafter	53,559
Total	$124,674

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheet are unfavorable lease intangibles with a gross carrying amount of $0.8 million and a net carrying amount of $0.4 million as of September 30, 2016. These unfavorable lease intangibles have a weighted average remaining life of 6.33 years.

We recorded $4.2 million and $4.1 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended September 30, 2016 and 2015, respectively. We recorded $11.1 million and $7.5 million of amortization expense on our definite-lived intangible assets and unfavorable lease liabilities for the nine months ended September 30, 2016 and 2015, respectively. This amortization expense is included in the accompanying condensed consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	ACCRUED LIABILITIES

Our accrued liabilities were as follows (in thousands):

	September 30, 2016	December 31, 2015
		(Restated)
Accrued materials	$19,736	$22,428
Accrued insurance reserves	15,397	15,341
Accrued compensation and benefits	14,240	15,024
Deferred consideration	11,870	4,774
Accrued property, sales and other taxes	11,549	14,916
Accrued interest	8,167	1,500
Contingent consideration, current portion	3,195	2,635
Deferred rent	2,023	1,838
Other	6,590	7,398
Total accrued liabilities	$92,767	$85,854

8.	DEBT

A summary of our debt and capital leases was as follows (in thousands):

	September 30, 2016	December 31, 2015
Senior unsecured notes due 2024	$400,000	$—
Senior secured notes due 2018	—	200,000
Senior secured credit facility	—	45,000
Capital leases	39,258	16,555
Other financing	22,019	20,194
Debt issuance costs	(8,787)	(6,149)
Total debt	452,490	275,600
Less: current maturities	(16,391)	(9,386)
Long-term debt, net of current maturities	$436,099	$266,214

Senior Unsecured Notes due 2024

On June 7, 2016, we completed an offering of $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the "2024 Notes"). We used a portion of the net proceeds from the 2024 Notes to repay all of our outstanding borrowings under the Revolving Facility and to redeem all $200.0 million of our outstanding 8.5% senior secured notes due 2018 (the "2018 Notes"). In connection with issuing the 2024 Notes, we incurred $7.7 million of deferred financing costs.

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

Senior Secured Credit Facility

On November 18, 2015, we entered into the Second Amended and Restated Loan and Security Agreement (the “Second A/R Loan Agreement”) with Bank of America, N.A., as administrative agent, and certain financial institutions named therein, as lenders (the "Lenders"), which amended and restated the First Amended and Restated Loan and Security Agreement dated October 29, 2013 (the "2013 Loan Agreement") and provides us with the Revolving Facility of up to $250.0 million. The maturity date of the Revolving Facility is November 18, 2020. As of September 30, 2016, we had no outstanding borrowings on the Second A/R Loan Agreement and we had $12.7 million of undrawn standby letters of credit under the Revolving Facility.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, all as specified in the Second A/R Loan Agreement and discussed further below.  Our availability under the Revolving Facility at September 30, 2016 increased to $209.5 million from $131.2 million at December 31, 2015. The Second A/R Loan Agreement also contains a provision for over-advances and protective advances by Lenders, in each case, of up to $25.0 million in excess of borrowing base levels.  The Second A/R Loan Agreement provides for swingline loans, up to a $15.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

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

The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement.  For the trailing 12-month period ended September 30, 2016, our fixed charge coverage ratio was 2.89 to 1.0. As of September 30, 2016, we were in compliance with all covenants under the Second A/R Loan Agreement.

The Second A/R Loan Agreement is secured by a first priority lien on substantially all of the personal property of the Company and our guarantors, subject to permitted liens and certain exceptions.

Capital Leases and Other Financing

From 2013 through the third quarter of 2016, we signed a series of promissory notes with various lenders for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $33.9 million, with fixed annual interest rates ranging from less than 2.50% to 4.86%, payable monthly for terms ranging from less than one to five years.

From 2013 through the third quarter of 2016, we entered into leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment for a total principal amount of $47.4 million, with fixed annual interest rates ranging from less than 0.01% to 5.24%, payable monthly for terms ranging from two to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases.

At September 30, 2016, we had $39.3 million of outstanding capital leases. The current portion of capital leases included in current maturities of long-term debt was $9.5 million as of September 30, 2016 and $4.0 million as of December 31, 2015.

As of September 30, 2016, we had three promissory notes outstanding in an aggregate principal amount of $1.1 million. These promissory notes were issued primarily in connection with acquisitions completed between February 2014 and August 2014. These promissory notes are payable either monthly or annually with original terms ranging from three to nine years, with annual effective interest rates of 3.75%.

The weighted average interest rate of our capital leases and other financings was 3.09% as of September 30, 2016 and 3.07% as of December 31, 2015.

9.	WARRANTS

On August 31, 2010, we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock (collectively, the "Warrants").  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of August 31, 2010 and will expire on August 31, 2017. The Warrants are included in derivative liabilities on the accompanying condensed consolidated balance sheets (see Note 10) and are recorded at their fair value (see Note 11). The Warrants are also included in the potentially dilutive securities included in the calculation of diluted

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

earnings (loss) per share as shares of our common stock would be issued if the Warrants were exercised (see Note 14). The Warrants are classified as a current liability on the accompanying condensed consolidated balance sheets as they can be exercised by the holders at any time. As of September 30, 2016, there were 0.8 million Class A Warrants and 0.6 million Class B Warrants outstanding.

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

The following table presents the fair value of our derivative instruments as of September 30, 2016 and December 31, 2015 (in thousands):

		Fair Value
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Balance Sheet Location	September 30, 2016	December 31, 2015
Warrants	Derivative liabilities	$31,275	$67,401

The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively, excluding income tax effects (in thousands):

		Three Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location of Gain (Loss) Recognized	September 30, 2016	September 30, 2015
Warrants	Derivative gain (loss)	$21,772	$(26,854)

		Nine Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location of Gain (Loss) Recognized	September 30, 2016	September 30, 2015
Warrants	Derivative gain (loss)	$6,430	$(46,401)

Warrant volume positions represent the number of shares of common stock underlying the instruments.  The table below presents our volume positions as of September 30, 2016 and December 31, 2015 (in thousands):

	Number of Shares
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	September 30, 2016	December 31, 2015
Warrants	1,402	2,361

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$31,275	$—	$31,275	$—
Contingent consideration, including current portion(1) (2) (3) (4) (5) (6)	29,312	—	—	29,312
	$60,587	$—	$31,275	$29,312

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$67,401	$—	$67,401	$—
Contingent consideration, including current portion(1) (2) (3) (4) (5) (6)	30,119	—	—	30,119
	$97,520	$—	$67,401	$30,119

(1)
The current portion of contingent consideration is included in accrued liabilities in our condensed consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our condensed consolidated balance sheets.

(2)
Includes the fair value of the earn-out payments associated with the 2012 acquisition of Bode Gravel Co. and Bode Concrete LLC ("Bode Earn-out"). The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments were capped at a fair value of $1.5 million and $3.5 million as of September 30, 2016 and December 31, 2015, respectively.

(3)
Includes the fair value of the earn-out payments associated with the 2014 acquisition of Mobile-Crete of South Texas, LLC and Scofield Construction Services, LLC ("Mobile-Crete Earn-out"). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to average annual West Texas Intermediate crude oil ("WTI") prices reaching certain predetermined levels from December 8, 2015 through December 7, 2016, using a discount rate of 3.50% as of both September 30, 2016 and December 31, 2015. The fair value of the Mobile-Crete Earn-out was less than $0.1 million as of both September 30, 2016 and December 31, 2015. The Mobile-Crete Earn-out payments were capped at $1.5 million as of both September 30, 2016 and December 31, 2015.

(4)
Includes the fair value of the earn-out payments associated with the 2015 acquisition of Right Away (the "Right Away Earn-out"). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of sales volume milestones, using a discount rate of and 7.00% and 8.50% as of September 30, 2016 and December 31, 2015, respectively. The fair value of the Right Away Earn-out was $4.0 million and $4.7 million as of September 30, 2016 and December 31, 2015, respectively. The remaining Right Away Earn-out payments were capped at $5.0 million and $6.0 million as of September 30, 2016 and December 31, 2015, respectively.

(5)
Includes the fair value of the contingent consideration associated with the 2015 acquisition of Ferrara Bros. ("Ferrara Bros. Contingent Consideration"). The fair value was determined based on the expected vesting of incentive awards granted to the former owners at acquisition based on probability-weighted assumptions related to the achievement of certain EBITDA thresholds, using a discount rate of 10.50% and 10.53% as of September 30, 2016 and December 31, 2015, respectively. The

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fair value of the Ferrara Bros. Contingent Consideration was $23.1 million and $21.2 million as of September 30, 2016 and December 31, 2015, respectively. The Ferrara Bros. Contingent Consideration payments were capped at $35.0 million as of both September 30, 2016 and December 31, 2015.

(6)
Includes the fair value of the earn-out payments associated with the 2015 acquisition of DuBrook ("DuBrook Earn-out"). The fair value was determined based on the expected payouts that will be due to the former owners based on management's forecast of sales volumes, using a discount rate of 15.75% as of both September 30, 2016 and December 31, 2015. The fair value of the DuBrook Earn-out was $0.7 million as of both September 30, 2016 and December 31, 2015. The Dubrook Earn-out payments are not capped; however, we do not expect total payments to be in excess of $0.7 million and $1.0 million as of September 30, 2016 and December 31, 2015, respectively.

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  The key inputs in determining our derivative liabilities include our stock price, stock price volatility, and risk free interest rates. As of September 30, 2016, observable market data existed for all of the key inputs in determining the fair value of our Warrants.

The liabilities for the Mobile-Crete Earn-out, the Right Away Earn-out, and the Ferrara Bros. Contingent Consideration were valued using Monte Carlo simulations which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liabilities for the Bode Earn-out, the DuBrook Earn-out, and the 2015 Other Acquisition Earn-Out were valued using a discounted cash flow technique. Inputs into the model were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar observable inputs. The key inputs in determining the fair value of the contingent consideration as of September 30, 2016 and December 31, 2015 included discount rates ranging from 3.50% to 15.75%, a forecasted average of WTI prices from December 8, 2015 through December 7, 2016 from quoted sources, and management's estimates of future sales volumes and EBITDA. Changes in these inputs will impact the valuation of our contingent consideration obligations and will result in gain or loss each quarterly period.

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2015 to September 30, 2016 is provided below (in thousands):

Contingent Consideration
Balance at December 31, 2015	$30,119
Acquisitions (1)	15
Total losses included in earnings (2)	2,325
Payment on contingent consideration	(3,147)
Balance at September 30, 2016	$29,312

(1)	Represents the fair value of the contingent consideration associated with one of the 2015 Other Acquisitions.

(2)	Represents the net loss on revaluation of contingent consideration, which is included in loss (gain) on revaluation of contingent consideration in our condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2024 Notes, estimated based on broker/dealer quoted market prices, was $413.0 million as of September 30, 2016. The carrying value of outstanding amounts under our Second A/R Loan Agreement approximates fair value due to the floating interest rate.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of September 30, 2016 and December 31, 2015 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $5.7 million as of September 30, 2016 and our total net deferred tax asset was approximately $6.0 million as of December 31, 2015. The change from a total net deferred tax asset to a total net deferred tax liability is a result of electing to take bonus depreciation for various tax years, as recorded in the three and nine months ended September 30, 2016. We made income tax payments of approximately $0.2 million and $2.9 million during the three and nine months ended September 30, 2016. We made income tax payments of approximately $0.2 million and $1.0 million during the three and nine months ended September 30, 2015.

Our effective tax rate differs substantially from the federal statutory rate primarily due to the tax impact of our Warrants, for which we recorded a non-cash derivative gain of $6.4 million and a non-cash derivative loss of $46.4 million for the nine months ended September 30, 2016 and 2015, respectively.  The derivative activity is excluded from the calculation of our income tax provision, and instead is treated as an unrecognized tax position. For the nine months ended September 30, 2016, our tax provision excluded $2.5 million of tax expense related to the $6.4 million derivative gain. There was no tax effect to our tax provision for the nine months ended September 30, 2015 related to the $46.4 million derivative loss due to a full valuation allowance on our deferred tax assets through the third quarter of 2015. For the 2016 period, our effective tax rate also differs from the federal statutory rate due to an adjustment related to certain state net operating loss (“NOL”) carryforwards that will not be utilized prior to expiration.

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the nine months ended September 30, 2016 and September 30, 2015, we recorded unrecognized tax benefits of $4.1 million and $18.0 million, respectively.

We recorded an income tax expense allocated to continuing operations of $12.6 million and $14.3 million for the three and nine months ended September 30, 2016, respectively. We recorded an income tax benefit allocated to continuing operations of less than $0.1 million and $2.8 million for the three and nine months ended September 30, 2015, respectively.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax benefit or expense to continuing operations and to discontinued operations. We recorded a tax benefit of $0.1 million and $0.3 million allocated to discontinued operations for the three and nine months ended September 30, 2016, respectively. We recorded a tax benefit of less than $0.1 million allocated to discontinued operations for both the three and nine months ended September 30, 2015. All taxes were allocated between continuing operations and discontinued operations for the three and nine months ended September 30, 2016 and 2015.

We underwent a change in ownership for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the consummation of our plan of reorganization on August 31, 2010.  As a result, the amount of our pre-change NOLs and other tax attributes that are available to offset future taxable income are subject to an annual limitation.  The annual limitation is based on the value of the corporation as of the effective date of the plan of reorganization.  The ownership change and the resulting annual limitation on the use of NOLs are not expected to result in the expiration of our NOL carryforwards if we are able to generate sufficient future taxable income within the carryforward periods.  However, the limitation on the amount of NOLs available to offset taxable income in a specific year may result in the payment of income taxes before all NOLs have been utilized.  Additionally, a subsequent ownership change may result in further limitations on our ability to utilize existing NOLs and other tax attributes.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	September 30, 2016	December 31, 2015
Shares authorized	100,000	100,000
Shares outstanding at end of period	15,694	14,871
Shares held in treasury	887	842

There was no preferred stock issued or outstanding as of September 30, 2016 or December 31, 2015.

Common Stock Issuance

During the nine months ended September 30, 2016, we issued 136,215 shares of common stock valued at approximately $7.5 million on the date of issuance as part of the consideration for the Kings acquisition (see Note 3). During the nine months ended September 30, 2015, we issued approximately 442,000 shares of common stock with a total value of approximately $15.1 million as part of the consideration for the Ferrara Bros. acquisition (see Note 3).

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the Share Repurchase Program. We made no repurchases of our common stock during the nine months ended September 30, 2016 and 2015 under the Share Repurchase Program.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their restricted stock by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 46,000 shares with a total value of $2.8 million during the nine months ended September 30, 2016. We withheld approximately 145,000 shares with a total value of $6.3 million during the nine months ended September 30, 2015. We accounted for the withholding of these shares as treasury stock.

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

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$38,122	$1,713	$24,970	$1,229
Loss from discontinued operations, net of taxes	(166)	(94)	(518)	(391)
Numerator for diluted earnings per share	$37,956	$1,619	$24,452	$838

Denominator:
Basic weighted average common shares outstanding	15,222	14,223	14,978	13,946
Restricted stock and restricted stock units	67	150	84	193
Warrants	939	1,434	1,111	1,098
Stock options	12	15	13	14
Denominator for diluted earnings per share	16,240	15,822	16,186	15,251

For the three and nine months ended September 30, 2016 and 2015, our potentially dilutive shares include the shares underlying our restricted stock, restricted stock units, stock options and Warrants. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they had not met their performance target:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Potentially dilutive shares:
Unvested restricted stock and restricted stock units	35	35
Total potentially dilutive shares	35	35

15.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2016, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

claims.  Due to inherent uncertainties associated with estimating claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2016.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2016.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for estimated losses was $13.5 million as of September 30, 2016, compared to $12.0 million as of December 31, 2015, which are classified in accrued liabilities in our condensed consolidated balance sheets.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $30.2 million in performance bonds that various contractors, states and municipalities have required as of September 30, 2016. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of September 30, 2016.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements

We have employment agreements with executive officers and certain key members of management under which severance payments would become payable in the event of specified terminations without cause or after a change of control.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations plus the provision (benefit) for income taxes, net interest expense, depreciation, depletion and amortization, derivative gain (loss), gain (loss) on revaluation of contingent consideration, and gain (loss) on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating our compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are:

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

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Ready-mixed concrete
Sales to external customers	$297,858	$264,428	$770,479	$638,491
Aggregate products
Sales to external customers	12,289	10,970	30,756	25,063
Intersegment sales	9,839	7,990	25,641	18,436
Total aggregate products	22,128	18,960	56,397	43,499
Total reportable segment revenue	319,986	283,388	826,876	681,990
Other products and eliminations	8,602	11,723	22,507	29,154
Total revenue	$328,588	$295,111	$849,383	$711,144

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$51,394	$46,042	$111,809	$100,262
Aggregate products	7,005	6,403	15,080	10,372
Total reportable segment Adjusted EBITDA	$58,399	$52,445	$126,889	$110,634

Reconciliation of Total Reportable Segment Adjusted EBITDA to Income (Loss) From Continuing Operations:
Total reportable segment Adjusted EBITDA	$58,399	$52,445	$126,889	$110,634
Other products and eliminations from operations	2,472	2,821	6,704	5,708
Corporate overhead	(10,628)	(10,619)	(31,150)	(29,519)
Depreciation, depletion and amortization for reportable segments	(13,036)	(11,442)	(35,630)	(27,665)
Interest expense, net	(7,635)	(5,446)	(19,933)	(15,966)
Corporate loss on early extinguishment of debt	—	—	(12,003)	—
Corporate derivative income (loss)	21,772	(26,854)	6,430	(46,401)
(Loss) gain on revaluation of contingent consideration for reportable segments	(714)	723	(2,325)	1,387
Corporate, other products and eliminations other income, net	69	63	305	246
Income (loss) from continuing operations before income taxes	50,699	1,691	39,287	(1,576)
Income tax expense (benefit)	12,577	(22)	14,317	(2,805)
Income from continuing operations	$38,122	$1,713	$24,970	$1,229

Capital Expenditures:
Ready-mixed concrete	$5,807	$2,733	$17,978	$6,606
Aggregate products	1,676	764	9,689	3,124
Other products and corporate	625	1,842	3,374	3,033
Total capital expenditures	$8,108	$5,339	$31,041	$12,763

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue By Product:
Ready-mixed concrete	$297,858	$264,428	$770,479	$638,491
Aggregate products	12,289	10,970	30,756	25,063
Aggregates distribution	7,381	7,985	18,662	18,338
Building materials	5,577	4,869	14,823	13,359
Lime	3,479	3,585	7,828	6,916
Hauling	1,320	1,910	4,301	4,039
Other	684	1,364	2,534	4,938
Total revenue	$328,588	$295,111	$849,383	$711,144

	As of September 30, 2016	As of December 31, 2015
Identifiable Property, Plant And Equipment Assets:
Ready-mixed concrete	$230,396	$166,837
Aggregate products	87,177	65,937
Other products and corporate	22,178	15,349
Total identifiable assets	$339,751	$248,123

17.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 2024 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of our domestic wholly owned subsidiaries, each a guarantor subsidiary. The 2024 Notes are not guaranteed by any foreign subsidiaries of the Company, each a non-guarantor subsidiary. Consequently, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X. We had no non-guarantor subsidiaries for the three and nine months ended September 30, 2015.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$65,423	$597	$—	$66,020
Trade accounts receivable, net	—	207,167	553	—	207,720
Inventories	—	39,485	2,726	—	42,211
Prepaid expenses	—	6,076	40	—	6,116
Other receivables	1,200	6,060	65	—	7,325
Other current assets	36,599	2,360	5	(36,599)	2,365
Total current assets	37,799	326,571	3,986	(36,599)	331,757
Property, plant and equipment, net	—	317,177	22,574	—	339,751
Goodwill	—	138,671	3,116	—	141,787
Intangible assets, net	—	120,436	5,716	—	126,152
Deferred income taxes	—	—	201	(201)	—
Investment in subsidiaries	344,851	—	—	(344,851)	—
Intercompany receivables	254,944	—	—	(254,944)	—
Other assets	—	2,730	47	—	2,777
Total assets	$637,594	$905,585	$35,640	$(636,595)	$942,224
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$60	$115,640	$1,298	$—	$116,998
Accrued liabilities	7,886	120,569	911	(36,599)	92,767
Current maturities of long-term debt	—	16,391	—	—	16,391
Derivative liabilities	31,275	—	—	—	31,275
Total current liabilities	39,221	252,600	2,209	(36,599)	257,431
Long-term debt, net of current maturities	390,947	45,152	—	—	436,099
Other long-term obligations and deferred credits	4,969	35,149	396	—	40,514
Deferred income taxes	—	5,922	—	(201)	5,721
Intercompany payables	—	248,163	6,780	(254,943)	—
Total liabilities	435,137	586,986	9,385	(291,743)	739,765
Total equity	202,457	318,599	26,255	(344,852)	202,459
Total liabilities and equity	$637,594	$905,585	$35,640	$(636,595)	$942,224

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$323,406	$5,182	$—	$328,588
Cost of goods sold before depreciation, depletion and amortization	—	249,185	4,292	—	253,477
Selling, general and administrative expenses	—	24,438	666	—	25,104
Depreciation, depletion and amortization	—	13,529	610	—	14,139
Loss on revaluation of contingent consideration	131	583	—	—	714
Gain on sale of assets	—	(1,003)	—	—	(1,003)
(Loss) income from operations	(131)	36,674	(386)	—	36,157
Interest expense, net	(7,105)	(526)	(4)	—	(7,635)
Derivative gain	21,772	—	—	—	21,772
Other income, net	—	333	72	—	405
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	14,536	36,481	(318)	—	50,699
Income tax (benefit) expense	(3,219)	16,869	(1,073)	—	12,577
Income (loss) from continuing operations, net of taxes and before equity in earnings of subsidiaries	17,755	19,612	755	—	38,122
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(166)	—	—	(166)
Income (loss), net of taxes and before equity in earnings of subsidiaries	17,755	19,446	755	—	37,956
Equity in earnings of subsidiaries	20,201	—	—	(20,201)	—
Net income (loss)	$37,956	$19,446	$755	$(20,201)	$37,956

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$833,589	$15,794	$—	$849,383
Cost of goods sold before depreciation, depletion and amortization	—	660,889	13,562	—	674,451
Selling, general and administrative expenses	—	69,760	1,687	—	71,447
Depreciation, depletion and amortization	—	36,709	2,086	—	38,795
Loss on revaluation of contingent consideration	315	2,010	—	—	2,325
Gain on sale of assets	—	(1,016)	—	—	(1,016)
(Loss) income from operations	(315)	65,237	(1,541)	—	63,381
Interest expense, net	(18,729)	(1,192)	(12)	—	(19,933)
Derivative gain	6,430	—	—	—	6,430
Loss on extinguishment of debt	(12,003)	—	—	—	(12,003)
Other income, net	—	1,357	55	—	1,412
(Loss) income from continuing operations, net of taxes and before income taxes and equity in earnings of subsidiaries	(24,617)	65,402	(1,498)	—	39,287
Income tax (benefit) expense	(12,447)	28,449	(1,685)	—	14,317
(Loss) income from continuing operations, net of taxes and before equity in earnings of subsidiaries	(12,170)	36,953	187	—	24,970
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(518)	—	—	(518)
(Loss) income, net of taxes and before equity in earnings of subsidiaries	(12,170)	36,435	187	—	24,452
Equity in earnings of subsidiaries	36,622	—	—	(36,622)	—
Net income (loss)	$24,452	$36,435	$187	$(36,622)	$24,452

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash (used in) provided by operating activities	$(7,902)	$94,789	$1,618	$—	$88,505
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(28,780)	(2,261)	—	(31,041)
Payments for acquisitions, net of cash acquired	—	(124,481)	—	—	(124,481)
Proceeds from disposals of property, plant and equipment	—	1,920	—	—	1,920
Proceeds from disposals of businesses	—	375	—	—	375
Investment in subsidiaries	(300)	—	—	300	—
Net cash (used in) provided by investing activities	(300)	(150,966)	(2,261)	300	(153,227)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	128,904	—	—	—	128,904
Repayments of revolver borrowings	(173,904)	—	—	—	(173,904)
Proceeds from issuance of debt	400,000	—	—	—	400,000
Repayments of debt	(200,000)	—	—	—	(200,000)
Premium paid on early retirement of debt	(8,500)	—	—	—	(8,500)
Proceeds from exercise of stock options and warrants	166	—	—	—	166
Payments of other long-term obligations	(657)	(3,486)	—	—	(4,143)
Payments for other financing	—	(8,880)	—	—	(8,880)
Debt issuance costs	(7,786)	—	—	—	(7,786)
Excess tax benefits from stock-based compensation	3,785	—	—	—	3,785
Other treasury share purchases	(2,825)	—	—	—	(2,825)
Intercompany funding	(130,981)	130,113	1,168	(300)	—
Net cash provided by (used in) financing activities	8,202	117,747	1,168	(300)	126,817
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	61,570	525	—	62,095
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	3,854	71	—	3,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$65,424	$596	$—	$66,020

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

For a discussion of our commitments not discussed below and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2015 (the “2015 Form 10-K/A”).

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

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 90.7% of our revenue for the nine months ended September 30, 2016) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, northern California, New York, New Jersey, Washington, D.C., Oklahoma, and the U.S. Virgin Islands. With the acquisitions completed since the beginning of 2015, we have expanded our presence in all of our major markets as well as into new markets in the Caribbean Islands. For a description of our acquisitions, see the information set forth in Note 3, “Acquisitions,” to our condensed consolidated financial statements included in Part I of this report.

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

Aggregate Products. Our aggregate products segment (which represented 3.6% of our revenue for the nine months ended September 30, 2016, excluding $25.6 million of intersegment sales) produces crushed stone, sand and gravel from 15 aggregates facilities located in New Jersey, Oklahoma, Texas, and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 4.0 million tons of aggregates during the nine months ended September 30, 2016, with Texas and Oklahoma representing 53%, New Jersey representing 42%, and the U.S. Virgin Islands representing 5% of the total production. We consumed 50% of our aggregate production internally and sold 50% to third-party customers in the nine months ended September 30, 2016. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas that we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

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

We experienced a 6.1% increase in consolidated average ready-mixed concrete sales prices for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, resulting in the 22nd consecutive fiscal quarter of increased average selling prices year-over-year. For the nine months ended September 30, 2016, our ready-mixed concrete sales volume increased 15.2% to 5.9 million cubic yards as compared to the nine months ended September 30, 2015. Ready-mixed concrete sales prices and volume in the first three quarters of 2016 as compared to the same period in 2015 were up overall primarily due to increased construction activity and ready-mixed concrete segment acquisitions completed in 2016 and 2015. Excluding our northern California region, we generally experienced more unfavorable weather in the third quarter of 2016 versus the prior year period, which impacted our third quarter 2016 results. For the first three quarters of 2016, ready-mixed concrete revenue and volume were higher in all of our major metropolitan markets except for northern California, which experienced lower volume due to greater competition, delays in a limited number of project starts, and an increase in adverse weather days during the first quarter of 2016 versus the prior year period, yet still recorded an overall increase in revenue. Our west Texas region was impacted by the change in mix of residential and commercial customers as well as a one-time, high margin project in 2015 that will not recur. In addition, our Texas regions experienced an increase in adverse weather days during the second and third quarters of 2016 versus the prior year period. For the nine months ended September 30, 2016, we estimate that there was no direct impact, and less than a 2.0% indirect impact, on revenue in our Texas markets from the decline in West Texas Intermediate crude oil ("WTI") prices.

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

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Second Amended and Restated Loan and Security Agreement (the "Second A/R Loan Agreement") is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory, mixer trucks and machinery. As our working capital needs are typically at their lowest level in the first quarter, our borrowing base also typically declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

At September 30, 2016, our unused availability under the Second A/R Loan Agreement increased to $209.5 million from $131.2 million at December 31, 2015, primarily due to the repayment of all borrowings under our asset-based revolving credit facility (the "Revolving Facility") in connection with our offering of 6.375% unsecured notes due 2024 (the "2024 Notes"). We had no outstanding borrowings under the Revolving Facility as of September 30, 2016.

Our projection of our cash needs is based upon many factors, including without limitation, our forecasted volume, pricing, cost of materials, and capital expenditures. In addition, due to the full utilization of net operating loss carryforwards, we anticipate that our federal and state income tax payments will increase in 2017. Based on our projected cash needs, we believe that the Revolving Facility, proceeds from our offering of the 2024 Notes and cash generated from operations will provide us with sufficient liquidity to operate our business in the ordinary course of business, not including potential acquisitions. If, however, the Revolving Facility, cash on hand and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing to provide additional liquidity, or sell assets.

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
The following key financial measurements reflect our financial position and capital resources as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$66,020	$3,925
Total debt	$452,490	$275,600

Our cash and cash equivalents consist mainly of highly liquid investments in deposits we hold at major financial institutions.

On November 18, 2015, we entered into the Second A/R Loan Agreement with Bank of America, N.A., as administrative agent, and certain financial institutions named therein, as lenders (the "Lenders"), which amended and restated the First Amended and Restated Loan and Security Agreement dated October 29, 2013 (the “2013 Loan Agreement”) and provides us with the Revolving Facility, subject to a borrowing base. The maturity date of the Revolving Facility is November 18, 2020. The Second A/R Loan Agreement also includes an accordion feature that allows for increases in the total revolving commitments by as much as $100.0 million. The Second A/R Loan Agreement is secured by a first-priority lien on substantially all of the personal property of the Company and our guarantors, subject to permitted liens and certain exceptions.

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

The Second A/R Loan Agreement contains usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the Second A/R Loan Agreement.  The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement.  For the 12-month period ended September 30, 2016, our fixed charge coverage ratio was 2.89 to 1.0. As of September 30, 2016, we were in compliance with all covenants under the Second A/R Loan Agreement.

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

The 2024 Notes accrue interest at a rate of 6.375% per annum and interest is due on June 1, and December 1 of each year. The 2024 Notes mature on June 1, 2024 and are redeemable at our option prior to maturity at prices specified in the indenture governing the 2024 Notes (the “Indenture”). The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions and also contains customary events of default. The 2024 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of our restricted subsidiaries that guarantees any obligations under the Revolving Facility or that guarantees certain of our other indebtedness or certain indebtedness of our restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary). The guarantees are joint and several. U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2024 Notes.

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

From 2013 through the third quarter of 2016, we entered into a series of financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $81.3 million.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $88.5 million for the nine months ended September 30, 2016, compared to $56.7 million for the nine months ended September 30, 2015. Our cash provided by operating activities in the first nine months of 2016 was favorably impacted by higher non-cash adjustments to net income for depreciation, depletion and amortization; loss on revaluation of contingent consideration; loss on extinguishment of debt; and deferred income taxes. This was partially offset by a non-cash adjustment to net income for gain on derivative.

We used $153.2 million to fund investing activities during the nine months ended September 30, 2016 compared to $120.4 million for the nine months ended September 30, 2015. We paid $124.5 million and $109.3 million to fund acquisitions during the first nine months of 2016 and the first nine months of 2015, respectively. The increase in cash used in investing activities included an $18.3 million increase in capital spending over the prior year period, as we used cash to fund purchases of mixer trucks, plant and other equipment to service our business in the first nine months of 2016 as compared to the first nine months of 2015.

Our net cash provided by financing activities was $126.8 million for the nine months ended September 30, 2016, as compared to $42.1 million for the comparable period of 2015. Financing activities during the first nine months of 2016 included the proceeds from our $400.0 million 2024 Notes offering, net of related debt issuance costs; redemption of our $200.0 million 2018 Notes including an $8.5 million redemption premium; and repayment of $45.0 million of net borrowings under our Revolving Facility. In addition, we made payments of $8.9 million related to our capital leases and other financings and paid $4.1 million for contingent and deferred consideration obligations. During the first nine months of 2015, we had $56.3 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we paid $6.3 million for the purchase of treasury shares related to our restricted stock grants, made payments of $6.1 million related to our capital leases and other financings and paid $2.3 million for contingent consideration obligations.

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

Overall, prices for cement and aggregates increased in the first nine months of 2016, compared to the same period in 2015, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

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

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2016	2015	%(1)	2016	2015	%(1)
	(unaudited)			(unaudited)
Revenue	$328,588	$295,111	11.3%	$849,383	$711,144	19.4%
Cost of goods sold before depreciation, depletion and amortization	253,477	226,620	11.9	674,451	558,702	20.7
Selling, general and administrative expenses	25,104	23,200	8.2	71,447	63,100	13.2
Depreciation, depletion and amortization	14,139	12,565	12.5	38,795	31,411	23.5
Loss (gain) on revaluation of contingent consideration	714	(723)	NM	2,325	(1,387)	NM
(Gain) loss on sale of assets	(1,003)	43	NM	(1,016)	5	NM
Income from operations	36,157	33,406	8.2	63,381	59,313	6.9
Interest expense, net	(7,635)	(5,446)	40.2	(19,933)	(15,966)	24.8
Derivative gain (loss)	21,772	(26,854)	NM	6,430	(46,401)	NM
Loss on extinguishment of debt	—	—	NM	(12,003)	—	NM
Other income, net	405	585	(30.8)	1,412	1,478	(4.5)
Income (loss) from continuing operations before income taxes	50,699	1,691	NM	39,287	(1,576)	NM
Income tax expense (benefit)	12,577	(22)	NM	14,317	(2,805)	NM
Income from continuing operations	38,122	1,713	NM	24,970	1,229	NM
Loss from discontinued operations, net of taxes	(166)	(94)	76.6	(518)	(391)	32.5
Net income	$37,956	$1,619	NM%	$24,452	$838	NM%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$132.70	$125.10	6.1%	$129.64	$123.46	5.0%
Sales volume in cubic yards	2,240	2,102	6.6%	5,929	5,145	15.2%

Aggregates Data:
Average selling price per ton	$11.93	$10.56	13.0%	$11.78	$10.38	13.5%
Sales volume in tons	1,595	1,518	5.1%	4,205	3,539	18.8%
(1)    "NM" is defined as "Not Meaningful"

Revenue. Revenue for the three months ended September 30, 2016 grew 11.3%, or $33.5 million, to $328.6 million from $295.1 million from the comparable 2015 quarter, due to recent acquisitions. We estimate that acquisitions completed since the July 1, 2015 accounted for $38.5 million of revenue for the three months ended September 30, 2016. Excluding recent acquisitions, organic revenue in several of our markets was negatively impacted by increased adverse weather days, delays in a limited number of project starts, and some competitive pressure. Ready-mixed concrete sales, including revenue from recent acquisitions, contributed 99.9%, or $33.4 million, of our revenue growth, driven by a 6.1% increase in our average selling price and a 6.6% increase in volume. Aggregate products sales, including revenue from recent acquisitions, in the third quarter of 2016 grew $3.2 million, or 16.7%, to $22.1 million from $19.0 million in the 2015 third quarter, resulting primarily from a 13.0% increase in average selling price and a 5.1% increase in volume. Other products revenue and eliminations, which includes building materials stores, hauling operations, lime slurry, brokered product sales, a recycled aggregates operation, an aggregate distribution operation, an industrial waterfront marine terminal and sales yard, and eliminations of our intersegment sales, decreased in the 2016 third quarter to $8.6 million from $11.7 million in the 2015 third quarter, primarily due to an increase in eliminations of our intercompany sales.

Revenue for the nine months ended September 30, 2016 rose to $849.4 million from $711.1 million in the 2015 first nine months, an increase of $138.3 million, or 19.4%, primarily due to recent acquisitions and organic growth in our ready-mixed concrete segment. We estimate that $104.8 million, or 75.8%, of our revenue increase was the result of acquisitions completed since January 1, 2015. Ready-mixed concrete sales contributed 95.4%, or $132.0 million, of our revenue growth, resulting from increases in both average selling price and sales volume. For the first nine months of 2016, aggregate sales grew to $56.4 million from $43.5 million in the first nine months of 2015, an increase of $12.9 million, or 29.7%, as a result of higher average selling price and increased sales volume, including the impact of acquisitions. Other products revenue and eliminations, as described above, were $22.5 million in the first nine months of 2016 as compared to $29.2 million in the 2015 first nine months, a decrease of $6.6 million, primarily due to decreased sales from our recycled aggregates business and an increase in eliminations of our intercompany sales.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $26.9 million, or 11.9%, to $253.5 million in the third quarter of 2016 from $226.6 million in the comparable 2015 quarter. Our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Our costs in our aggregate products segment increased primarily due to the costs from four quarries acquired in the second half of 2015. During the third quarter of 2016, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the comparable prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A increased by 0.4% in the third quarter of 2016 compared to the third quarter of 2015.

For the first nine months of 2016, cost of goods sold before DD&A increased to $674.5 million from $558.7 million in the 2015 first nine months, an increase of $115.8 million, or 20.7%. Our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment, resulting in higher material costs, delivery costs, and plant variable costs. Our costs in our aggregate products segment increased primarily due to the costs from four quarries acquired in the second half of 2015 plus higher variable costs related to increased production at our existing quarries. During the first nine months of 2016, our fixed costs increased over the prior year period due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A increased by 0.8% in the first nine months of 2016 compared to the first nine months of 2015.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $1.9 million, or 8.2%, to $25.1 million for the quarter ended September 30, 2016 from $23.2 million in the corresponding 2015 quarter. Approximately $1.3 million of this increase was attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. The remainder of the increase was primarily attributable to corporate-related personnel and other general expenses to support our growth initiatives. As a percentage of total revenue, SG&A expenses decreased to 7.6% in the 2016 third quarter from 7.9% in the 2015 third quarter.

For the nine months ended September 30, 2016, SG&A expenses increased by $8.3 million, or 13.2%, to $71.4 million from $63.1 million for the same period in 2015. Approximately $5.2 million of this increase was attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. In addition, we incurred $0.7 million in higher non-cash stock compensation expense primarily due to the acceleration of performance-based awards that vested earlier than expected. The remainder of the increase was primarily attributable to corporate-related personnel and other general expenses to support our growth initiatives. As a percentage of total revenue, SG&A expenses decreased to 8.4% in the first nine months of 2016 compared to 8.9% for the same period in 2015.

 Depreciation, depletion and amortization. DD&A expense increased $1.5 million, or 12.5%, to $14.1 million for the three months ended September 30, 2016 from $12.6 million in the corresponding quarter of 2015, primarily related to our acquisitions and depreciation on additional plants, equipment and mixer trucks purchased to service demand or acquired through recent acquisitions.

For the nine months ended September 30, 2016, DD&A expense rose $7.4 million, or 23.5%, to $38.8 million from $31.4 million in the corresponding period of 2015, primarily reflecting depreciation on additional plant, equipment and mixer trucks purchased to service demand or acquired through recent acquisitions, as well as incremental intangible amortization expense of $3.6 million related to our acquisitions.

Loss (gain) on revaluation of contingent consideration.  For the three months ended September 30, 2016, we recorded a non-cash loss on revaluation of contingent consideration of $0.7 million compared to a non-cash gain of $0.7 million for the comparable 2015 quarter. For the nine months ended September 30, 2016, we recorded a non-cash loss on revaluation of contingent consideration of $2.3 million compared to a non-cash gain of $1.4 million for the same period in 2015. These non-cash gains and losses are related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $29.3 million at September 30, 2016 included discount rates ranging from 3.50% to 10.50%, a forecasted average of WTI prices from December 8, 2015 through December 7, 2016 from quoted sources, and management's estimates of future sales volumes and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each quarterly period. The non-cash loss from fair value changes in contingent consideration for 2016 was primarily due to the passage of time as well as changes in the probability-weighted assumptions related to the achievement of sales volumes. The non-cash gain from fair value in contingent consideration for 2015 was primarily due to the decline in WTI prices.

(Gain) loss on sale of assets. We recognized a $1.0 million gain on sale of assets for both the three and nine months ended September 30, 2016 primarily related to land sales in Texas. We recognized less than $0.1 million in loss on sale of assets for both the three and nine months ended September 30, 2015.

Income from operations. Income from operations increased to $36.2 million in the third quarter of 2016 from $33.4 million in the corresponding quarter of 2015, an increase of $2.8 million. As a percentage of revenue, operating margins decreased to 11.0% for the quarter ended September 30, 2016, from 11.3% during the third quarter of 2015, reflecting a shift in the geographic and project mix of our sales, which resulted in a lower margin, as well as a $1.4 million increase in the loss on revaluation of contingent consideration.

For the first nine months of 2016, income from operations increased to $63.4 million from $59.3 million for the first nine months of 2015, an increase of $4.1 million. Increased ready-mixed concrete revenue driven by volume from acquisitions and higher pricing led to increased income from operations. Operating margins fell in the first nine months of 2016 to 7.5% from 8.3% in the same period of 2015, due to a shift in the mix of sales, as described above, which resulted in a lower margin, as well as a $3.7 million increase in the loss on revaluation of contingent consideration.

Interest expense, net.  Net interest expense increased by $2.2 million to $7.6 million for the three months ended September 30, 2016 from $5.4 million for the comparable 2015 quarter. For the nine months ended September 30, 2016, net interest expense increased by $4.0 million to $19.9 million from $16.0 million in the comparable 2015 period. The increase in each of the quarter and year to date periods of 2016 was primarily related to higher debt levels.

Derivative gain (loss).  For the quarter ended September 30, 2016, we recorded a non-cash gain on derivatives of $21.8 million compared to a $26.9 million loss for the corresponding 2015 quarter related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants"). Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining the fair value of our derivative liabilities of $31.3 million at September 30, 2016 include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. Non-cash gains and losses from fair value changes in the Warrants are primarily due to decreases and increases, respectively, in the price of our common stock.

For the nine months ended September 30, 2016, we recorded a non-cash gain on derivatives of approximately $6.4 million, compared to a non-cash loss of $46.4 million for the first nine months of 2015 related to fair value changes in our Warrants. These non-cash gains and losses were primarily due fluctuations in the price of our common stock as described above.

Loss on extinguishment of debt.  For the nine months ended September 30, 2016, we recorded a $12.0 million pre-tax loss on early extinguishment of debt related to the redemption of our 2018 Notes. The loss consisted of a redemption premium of $8.5 million and a $3.5 million non-cash loss for the write-off of unamortized deferred financing costs.

Other income, net.  Other income, net was $0.4 million and $0.6 million during the three months ended September 30, 2016 and 2015, respectively.  Other income, net was $1.4 million and $1.5 million during the nine months ended September 30, 2016 and 2015, respectively.

Income taxes.  For the three and nine months ended September 30, 2016, we recorded income tax expense allocated to continuing operations of $12.6 million and $14.3 million, respectively. We recorded an income tax benefit allocated to continuing operations of less than $0.1 million and $2.8 million for the three and nine months ended September 30, 2015, respectively. Our effective tax rate differs substantially from the federal statutory rate primarily due to the tax impact of our Warrants, for which we recorded non-cash derivative gain of $6.4 million and a non-cash derivative loss of $46.4 million for the nine months ended September 30, 2016 and 2015, respectively. The derivative gain or loss is excluded from the calculation of our income tax provision, and is instead treated as an unrecognized tax position. For the 2016 period, our effective tax rate also differs from the federal statutory rate due to an adjustment related to certain state net operating loss carryforwards that will not be utilized prior to expiration.

For the 2015 period, our effective tax rate also differed substantially from the federal statutory tax rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on a basis different than pre-tax income (loss).

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax benefit or expense to continuing operations and to discontinued operations. We recorded a tax benefit of $0.1 million and $0.3 million allocated to discontinued operations for the three and nine months ended September 30, 2016, respectively. We recorded a tax benefit of less than $0.1 million in discontinued operations for both the three and nine months ended September 30, 2015, respectively. All taxes were allocated between continuing operations and discontinued operations for the three and nine months ended September 30, 2016 and 2015.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of September 30, 2016 and December 31, 2015 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $5.7 million as of September 30, 2016 and our total net deferred tax asset was $6.0 million as of December 31, 2015. The change from a total net deferred tax asset to a total net deferred tax liability is a result of electing to take bonus depreciation for various tax years, as recorded in the three and nine months ended September 30, 2016.

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

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2016	2015	%	2016	2015	%

Ready-mixed Concrete Segment:
Revenue	$297,858	$264,428	12.6%	$770,479	$638,491	20.7%
Segment revenue as a percentage of total revenue	90.6%	89.6%		90.7%	89.8%

Adjusted EBITDA	$51,394	$46,042	11.6%	$111,809	$100,262	11.5%
Adjusted EBITDA as a percentage of segment revenue	17.3%	17.4%		14.5%	15.7%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$132.70	$125.10	6.1%	$129.64	$123.46	5.0%
Sales volume in thousands of cubic yards	2,240	2,102	6.6%	5,929	5,145	15.2%

Revenue. Our ready-mixed concrete sales provided 90.6% and 89.6% of our total revenue in the third quarter of 2016 and 2015, respectively. Segment revenue for the third quarter of 2016 rose $33.4 million, or 12.6%, over the comparable 2015 period. We estimate that acquisitions completed since July 1, 2015 contributed $35.8 million of revenue to our third quarter 2016 revenue.

The third quarter 2016 revenue increase was driven by a 6.6% increase in sales volume, or 0.1 million cubic yards, providing $17.3 million, or approximately 51.6%, of our ready-mixed revenue growth and a 6.1% increase in average selling price providing $16.1 million, or approximately 48.4%, of our ready-mixed revenue growth. Average selling price increased in all our major metropolitan markets. Our sales volume and total revenue were higher in our New York / New Jersey market due to increased construction activity and recent acquisitions. While average selling price increased in our northern California market, sales volume declined due to greater competitive pressure and timing of projects starts, resulting in a slight decrease in revenue. Weather adversely impacted sales volume across our entire Texas market; however, total revenue in our north Texas market increased over the prior year period due to a strong construction market and increased average selling price. In our west Texas market, sales volume and average selling price decreased for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, due to the mix of commercial and residential projects and a one-time project that was ongoing in the region during 2015.

For the nine months ended September 30, 2016, our ready-mixed concrete sales provided 90.7% of our total revenue, compared to 89.8% in the nine months ended September 30, 2015. Segment revenue for the first nine months of 2016 grew $132.0 million, or 20.7%, over the first nine months of 2015. We estimate that $96.7 million of the $132.0 million segment revenue increase, or 73.3%, was due to acquisitions completed since January 1, 2015.

Our revenue increase for the nine months ended September 30, 2016 was driven primarily by a 15.2% increase in sales volume, or 0.8 million cubic yards. Increased volume provided $96.8 million, or approximately 73.3%, of our ready-mixed concrete revenue growth. We also experienced a 5.0% increase in our ready-mixed concrete average selling price per cubic yard as compared to the first nine months of 2015. Increased average selling price contributed approximately $35.2 million, or approximately 26.7%, of our revenue growth. Our sales volume was higher in our north Texas, New York / New Jersey and Washington, D.C. markets due to increased construction activity, generally more favorable weather, and recent acquisitions. While total revenue in our northern California market increased, sales volume decreased slightly due to an increase in adverse weather days, delays in a limited number of project starts, and some competitive pressure. Our average selling price increased in all of our major metropolitan markets. Total revenue was higher in all of our major metropolitan markets, primarily due to higher average selling price and the impact of recent acquisitions. Sales volume and average selling price decreased for the nine months ended September 30, 2016 compared to the same period of 2015 in our west Texas market due to the mix of commercial and residential projects and a one-time project that was ongoing in the region during 2015.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose to $51.4 million in the third quarter of 2016 from $46.0 million in the third quarter of 2015, an increase of $5.4 million, or 11.6%. We estimate that $8.2 million of our third quarter 2016 Adjusted EBITDA resulted from acquisitions completed since July 1, 2015, as revenue from our existing west Texas and northern California markets declined, as described above. Driving the growth in Adjusted EBITDA was a 6.1% increase in our average selling price and a 6.6% rise in sales volume, which resulted in $33.4 million in higher revenue. Partially offsetting the growth in revenue was increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume and recent acquisitions. During the third quarter of 2016, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2016 third quarter compared to the prior year third quarter, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 17.3% in the third quarter of 2016 versus 17.4% in 2015, reflecting the geographic and project mix of our revenue and cost.

For the nine months ended September 30, 2016, our ready-mixed concrete segment Adjusted EBITDA rose to $111.8 million from $100.3 million in the same period in 2015, an increase of $11.5 million, or 11.5%. We estimate that $10.2 million, or 88.7%, of our 2016 Adjusted EBITDA increase resulted from acquisitions completed since January 1, 2015. Driving the growth in Adjusted EBITDA was a 15.2% rise in sales volume and a 5.0% increase in average selling price, which resulted in $132.0 million in higher revenue. Partially offsetting the higher revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs were all higher due primarily to the increased volume. During the first nine months of 2016, we also saw increased raw material prices from our vendors, which increased our cost of goods sold for the period. However, we were generally able to pass these price increases along to our customers. Our fixed costs increased in the first nine months of 2016 compared to the first nine months of 2015, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in previous years. Segment Adjusted EBITDA as a percentage of segment revenue fell to 14.5% in the first nine months of 2016 from 15.7% in the first nine months of 2015, primarily reflecting the geographic and project mix of our revenues and costs. Segment Adjusted EBITDA for the 2015 period was also favorably impacted by a one-time, high margin project in our west Texas market.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2016	2015	%	2016	2015	%

Aggregate Products Segment:
Revenue	$22,128	$18,960	16.7%	$56,397	$43,499	29.7%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.7%	3.7%		3.6%	3.5%

Adjusted EBITDA	$7,005	$6,403	9.4%	$15,080	$10,372	45.4%
Adjusted EBITDA as a percentage of segment revenue	31.7%	33.8%		26.7%	23.8%

Aggregates Data:
Average selling price per ton	$11.93	$10.56	13.0%	$11.78	$10.38	13.5%
Sales volume in tons	1,595	1,518	5.1%	4,205	3,539	18.8%

Revenue.  Sales for our aggregate products segment provided 3.7% of our total revenue for the third quarter of 2016 and 2015, excluding intersegment sales of $9.8 million and $8.0 million, respectively. Segment revenue rose $3.2 million, or 16.7%, over prior year levels. We estimate that all of the revenue increase was generated by recent acquisitions.

We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 44.5% of our third quarter 2016 aggregate products sales were to our ready-mixed concrete segment, versus 42.1% in the third quarter of 2015. Contributing to our overall aggregate products revenue growth was an increase in our average selling price of 13.0%, which provided $2.2 million of our aggregate products revenue increase. Our aggregate products sales volume, which rose 5.1% in the third quarter of 2016 versus the third quarter of 2015, contributed approximately $0.8 million of our aggregate products revenue increase. This increase was primarily due to sales from four quarries acquired during the second half of 2015.

For the first nine months of 2016, sales of our aggregate products, excluding intersegment sales of $25.6 million, provided 3.6% of our total revenue, compared to 3.5%, excluding intersegment sales of $18.4 million, in the first nine months of 2015. Segment revenue grew $12.9 million, or 29.7%, over prior year levels. We estimate that $9.4 million, or 72.9%, of the increase was due to recent acquisitions.

Of our first nine months of 2016 aggregate products segment sales, approximately 45.5% were to our ready-mixed concrete segment, versus 42.4%, in the first nine months of 2015. A 13.5% increase in our average selling price in the first nine months of 2016 contributed $5.9 million, or 45.6%, of our aggregate revenue growth as compared to the first nine months of 2015. An increase in our aggregate products sales volume of 18.8% in the first nine months of 2016 as compared to the first nine months of 2015, contributed $6.9 million, or 53.6%, of our segment revenue growth for the first nine months of 2016.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased by $0.6 million to $7.0 million in the third quarter of 2016 from $6.4 million in the third quarter of 2015, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold, including quarry labor and benefits, utilities, repairs and maintenance, delivery, fuel, and pit costs to prepare the stone and gravel for use, all increased primarily due to higher production and the costs to operate additional quarries. Our quarry fixed costs, which primarily include equipment rental, property taxes, and plant management costs, were higher compared to the prior year quarter, primarily due to operating costs associated with additional quarries acquired in the second half of 2015. Overall, our segment Adjusted EBITDA as a percentage of segment revenue decreased to 31.7% in the third quarter of 2016 from 33.8% in the third quarter of 2015, primarily due to the increase in cost of goods sold.

For the first nine months of 2016, our aggregate products segment Adjusted EBITDA grew to $15.1 million from $10.4 million in the first nine months of 2015, an improvement of $4.7 million, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs associated with cost of goods sold increased primarily due to increased sales volume and costs to operate additional quarries. Our quarry fixed costs were higher compared to the prior year's first nine months, primarily due to operating costs associated with additional quarries acquired in the second half of 2015. Overall, our segment Adjusted EBITDA as a percentage of segment revenue rose to 26.7% in the first nine months of 2016 from 23.8% in the first nine months of 2015, primarily due to higher revenue and improved efficiencies.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. From time to time, we enter into non-cancelable operating leases that are not reflected on our balance sheet.  At September 30, 2016, we had $12.7 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $30.2 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first nine months of 2016 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtained for our products.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes.  However, we are required to account for our Warrants as derivative instruments.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities. The key inputs in determining fair value of our derivative liabilities of $31.3 million and $67.4 million at September 30, 2016 and December 31, 2015, respectively, include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $3.2 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the Warrant derivative liability of approximately $3.2 million, and a gain of the same amount. During the nine months ended September 30, 2016, we recorded a non-cash gain from fair value changes in our Warrants of approximately $6.4 million, due primarily to a decrease in the price of our common stock.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the Second A/R Loan Agreement. We had no outstanding borrowings under this facility as of September 30, 2016.

Our operations are subject to factors affecting the overall strength of the U.S. economy and economic conditions impacting financial institutions, including the level of interest rates, availability of funds for construction and level of general construction activity.  A significant decrease in the level of general construction activity in any of our market areas may have a material adverse effect on our consolidated revenue and earnings.

Item 4. Controls and Procedures

Acquisition of Nycon, Jenna, and Kings

On June 24, 2016, August 10, 2016, and August 22, 2016, we acquired the assets of Nycon Supply Corp., Jenna Concrete Corp., and Kings Ready Mix Inc., respectively, (the “2016 New York Acquisitions”). We are in the process of integrating each of the 2016 New York Acquisitions. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016 excludes an assessment of the internal control over financial reporting related to each of the 2016 New York Acquisitions. The 2016 New York Acquisitions collectively represented 15.5% of our consolidated total assets and 3.5% of our consolidated revenue included in our condensed consolidated financial statements as of, and for the nine months, ended September 30, 2016.

Disclosure Controls and Procedures

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in our 2015 Form 10-K/A, we determined that we had recorded a deferred tax asset and a related income tax deduction in error. Management believes that this situation resulted from a material weakness in our internal controls relating to the accuracy and presentation of the accounting for income taxes, including the income tax provision and related tax assets and liabilities. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of this material weakness, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2016.

Remediation of Material Weakness

To date, we have implemented, and are continuing to implement, a number of measures to address the material weakness identified in the Form 10-K/A. Specifically, we have designed additional controls around identification, documentation and application of technical accounting guidance to our tax accounting. These controls include the implementation of additional supervisory and review activities by qualified personnel, the preparation of formal accounting memoranda to support our conclusions on technical accounting matters, and the development and use of checklists and research tools to assist in compliance with U.S. GAAP regarding complex tax accounting issues.

In addition, we have completed the following steps of our remediation plan to strengthen our control procedures related to accounting for taxes:

•	Development of a detailed plan and timetable for the implementation of the remedial measures;

•
Completion of our hiring plan at our corporate headquarters, which included the hiring of a senior tax director experienced in income tax accounting under U.S. GAAP and taxation of multinational corporations;

•	Review of the tax accounting process to identity and implement enhanced tax accounting processes and related internal control procedures;

•
Enhancement of our process and internal controls related to the accounting for income taxes, including preparation of tax accounting position papers documenting our analysis and conclusions for all technical tax accounting matters;

•	Preparation of a significant tax items checklist and identification of all material non-routine transactions which occurred during the period; and

•	Expanded work with a third-party tax advisor as a means to monitor on an on-going basis the effectiveness of the procedures performed by our own employees.

As we continue to evaluate and take actions to improve our internal control over financial reporting in the area of tax accounting, we may enhance certain of the remediation measures described above. We intend to complete the implementation of our remediation plan during 2016. The successful remediation of this material weakness will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal control over financial reporting as of December 31, 2016.

In light of the material weakness as of December 31, 2015, prior to the filing of this Quarterly Report on Form 10-Q for the three months ended September 30, 2016, management determined that key quarterly controls were performed timely and that additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weakness disclosed in the Form 10-K/A, the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2016 and previously, we have completed a number of acquisitions. As part of our ongoing integration activities, we continue to implement our controls and procedures to the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing and except as described above, during the quarter ended September 30, 2016, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 22, 2016, we issued 136,215 shares of our common stock, valued at approximately $7.5 million on the date of issuance, as partial consideration for the acquisition of Kings Ready Mix, Inc. The issuance of the common stock by the Company was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and the safe harbor provided by Rule 506 promulgated thereunder. For more information regarding this acquisition, see Note 3, “Acquisitions,” to our condensed consolidated financial statements included in Part I of this report.

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended September 30, 2016:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
July 1 - July 31, 2016	219	$60.43	—	$45,176,000
August 1 - August 31, 2016	2,748	57.40	—	45,176,000
September 1 - September 30, 2016	—	—	—	45,176,000
Total	2,967	$57.62	—	$45,176,000

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

U.S. CONCRETE, INC.

Date:	November 4, 2016	By:	/s/ Joseph C. Tusa, Jr.
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