Form 10-Q
period 2017-03-31
US CONCRETE INC
filed 2017-05-04
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 16,004,015 shares of common stock, par value $.001 per share, of the registrant outstanding as of May 1, 2017.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$291,824	$75,774
Trade accounts receivable, net of allowances of $4,827 and $5,960 as of March 31, 2017 and December 31, 2016, respectively	199,826	207,292
Inventories	41,797	41,979
Prepaid expenses	10,027	5,534
Other receivables	6,011	8,691
Other current assets	1,858	2,019
Total current assets	551,343	341,289
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $146,690 and $137,629 as of March 31, 2017, and December 31, 2016, respectively	341,493	337,412
Goodwill	133,372	133,271
Intangible assets, net	125,685	130,973
Other assets	2,249	2,457
Total assets	$1,154,142	$945,402
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$104,033	$110,694
Accrued liabilities	86,798	85,243
Current maturities of long-term debt	17,429	16,654
Derivative liabilities	45,815	57,415
Total current liabilities	254,075	270,006
Long-term debt, net of current maturities	641,206	432,644
Other long-term obligations and deferred credits	42,025	46,267
Deferred income taxes	10,173	7,656
Total liabilities	947,479	756,573
Commitments and contingencies (Note 15)
Equity:
Preferred stock	—	—
Common stock	17	17
Additional paid-in capital	261,521	249,832
Accumulated deficit	(32,416)	(39,296)
Treasury stock, at cost	(22,459)	(21,724)
Total stockholders' equity	206,663	188,829
Total liabilities and stockholders' equity	$1,154,142	$945,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$299,133	$245,045
Cost of goods sold before depreciation, depletion and amortization	235,759	198,758
Selling, general and administrative expenses	25,817	23,163
Depreciation, depletion and amortization	15,859	11,641
Loss on revaluation of contingent consideration	608	1,247
(Gain) loss on sale of assets	(192)	101
Operating income	21,282	10,135
Interest expense, net	(10,142)	(5,700)
Derivative gain (loss)	1,856	(12,780)
Other income, net	708	497
Income (loss) from continuing operations before income taxes	13,704	(7,848)
Income tax expense	6,702	1,991
Income (loss) from continuing operations	7,002	(9,839)
Loss from discontinued operations, net of taxes	(122)	(188)
Net income (loss)	$6,880	$(10,027)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.45	$(0.67)
Loss from discontinued operations, net of taxes	(0.01)	(0.01)
Net income (loss) per share – basic	$0.44	$(0.68)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.43	$(0.67)
Loss from discontinued operations, net of taxes	(0.01)	(0.01)
Net income (loss) per share – diluted	$0.42	$(0.68)

Weighted average shares outstanding:
Basic	15,498	14,789
Diluted	16,483	14,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2015	14,871	$16	$201,015	$(48,157)	$(18,867)	$134,007
Stock-based compensation expense	—	—	1,377	—	—	1,377
Excess tax benefits from share-based compensation	—	—	2,215	—	—	2,215
Restricted stock vesting	4	—	—	—	—	—
Restricted stock grants, net of cancellations	175	—	—	—	—	—
Stock options exercised	1	—	28	—	—	28
Warrants exercised	142	—	6,494	—	—	6,494
Other treasury shares purchases	(1)	—	—	—	(62)	(62)
Net loss	—	—	—	(10,027)	—	(10,027)
BALANCE, March 31, 2016	15,192	$16	$211,129	$(58,184)	$(18,929)	$134,032

BALANCE, December 31, 2016	15,696	$17	$249,832	$(39,296)	$(21,724)	$188,829
Stock-based compensation expense	—	—	1,619	—	—	1,619
Restricted stock vesting	4	—	—	—	—	—
Restricted stock grants, net of cancellations	161	—	—	—	—	—
Stock options exercised	5	—	111	—	—	111
Warrants exercised	165	—	9,959	—	—	9,959
Other treasury share purchases	(11)	—	—	—	(735)	(735)
Net income	—	—	—	6,880	—	6,880
BALANCE, March 31, 2017	16,020	$17	$261,521	$(32,416)	$(22,459)	$206,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,880	$(10,027)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	15,859	11,641
Debt issuance cost amortization	519	538
Amortization of discount on long-term incentive plan and other accrued interest	185	118
Amortization of premium on long-term debt	(388)	—
Net (gain) loss on derivative	(1,856)	12,780
Net loss on revaluation of contingent consideration	608	1,247
Net gain (loss) on sale of assets	(192)	101
Deferred income taxes	2,761	499
Provision for doubtful accounts and customer disputes	718	335
Stock-based compensation	1,619	1,377
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	6,749	13,233
Inventories	182	(1,244)
Prepaid expenses and other current assets	(2,246)	(3,385)
Other assets and liabilities	(77)	(72)
Accounts payable and accrued liabilities	(1,777)	(7,101)
Net cash provided by operating activities	29,544	20,040
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,718)	(11,220)
Payments for acquisitions, net of cash acquired	(2,731)	(18,681)
Proceeds from disposals of property, plant and equipment	485	37
Proceeds from disposal of businesses	294	125
Net cash used in investing activities	(12,670)	(29,739)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	—	84,956
Repayments of revolver borrowings	—	(64,956)
Proceeds from issuance of debt	211,500	—
Proceeds from exercise of stock options and warrants	327	57
Payments of other long-term obligations	(4,500)	(2,943)
Payments for other financing	(4,246)	(2,324)
Debt issuance costs	(3,170)	(119)
Other treasury share purchases	(735)	(62)
Net cash provided by financing activities	199,176	14,609
NET INCREASE IN CASH AND CASH EQUIVALENTS	216,050	4,910
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,774	3,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$291,824	$8,835

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$542	$703
Cash paid for income taxes	$5,732	$2,138

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$4,708	$2,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of our results expected for the year ending December 31, 2017, or for any future period.

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions that we consider critical and that involve complex judgments in the preparation of our financial statements include those related to our business combinations, goodwill and goodwill impairment, impairment of long-lived assets, accruals for self-insurance programs, income taxes, derivative instruments, and contingent consideration.

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Amendments Adopted This Quarter

In March 2016, the Financial Accounting Standards Board ("FASB") issued an amendment related to share-based payments to employees, which simplifies several aspects of the accounting for employee share-based payment transactions for public entities. In the first quarter of 2017, we adopted all applicable aspects of this standard on a prospective basis with the exception of the presentation of excess tax benefits on the statement of cash flows, which we adopted on a retrospective basis, and the election to account for forfeitures as they occur, which we adopted on a modified-retrospective basis. The new standard requires companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled, rather than recognized as additional paid-in capital in the equity section of the balance sheet. Upon adoption, we recognized $0.2 million in discrete tax benefits related to share-based payment accounting, resulting in a lower effective tax rate. This standard also affects the average shares outstanding used in the diluted earnings per share calculation, as we no longer increase or decrease the assumed proceeds from an employee vesting in, or exercising, a share-based payment award by the amount of excess tax benefits or deficiencies taken to additional paid-in capital.

The guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than a financing activity. Retrospective application of the cash flow presentation requirement resulted in an increase to net cash provided by operating activities of $2.2 million and a decrease to net cash provided by financing activities of $2.2 million for the three months ended March 31, 2016. Further, this guidance permits an entity to make an accounting policy election to either estimate forfeitures on stock compensation awards, as previously required, or to recognize forfeitures as they occur. We elected to change our accounting policy from estimating forfeitures expected to occur to recognizing forfeitures as they occur. This change in policy did not have a material impact on our financial condition, results of operations, or cash flows.

In July 2015, the FASB issued guidance requiring inventory to be measured at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective prospectively for annual reporting periods beginning after December 15, 2016, and interim reporting periods within those annual reporting periods. We adopted this guidance as of January 1, 2017, when it became effective for us. There was no impact on our consolidated financial statements or results of operations as a result of adopting this standard.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Standards/Updates Not Yet Adopted

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

In January 2017, the FASB issued an update under business combinations in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The amendments in this update provide a screen to determine when a set of assets is not of a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted for transactions for which the acquisition (or disposal) date occurs before the effective date of the amendments, if the transaction has not been reported in financial statements that have been issued or made available for issuance. We are currently evaluating the impact that this standard will have on our financial condition, results of operations, and cash flows.

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

In February 2016, the FASB issued an amendment related to leases. The new guidance requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those periods, with early adoption permitted. This new guidance must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. As of March 31, 2017 and December 31, 2016, the Company's undiscounted minimum contractual commitments under long-term operating leases, which were not recorded on the consolidated balance sheets, were $74.2 million and $79.1 million, respectively, which is an estimate of the effect to total assets and total liabilities that the new accounting standard would have as of those dates. We are currently evaluating the impact that this standard will have on our financial condition, results of operations, and cash flows.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2016 Form 10-K.

3.	ACQUISITIONS

2016 Acquisitions

During 2016, we completed four acquisitions that expanded our ready-mixed concrete operations in the New York Metropolitan market for total consideration of $142.8 million and two individually immaterial ready-mixed concrete operations in our West Texas market for total consideration of $3.5 million. The combined assets acquired through the New York acquisitions included land, 10 ready-mixed concrete plants, and a fleet of 189 mixer trucks. On February 26, 2016, we completed the acquisition of all of the assets of Greco Brothers Concrete of L.I., Inc. ("Greco"), located in Brooklyn, New York. On June 24, 2016, we completed the acquisition of the assets of Nycon Supply Corp. ("Nycon"), located in Queens, New York. On August 10, 2016, we completed the acquisition of the assets of Jenna Concrete Corp. ("Jenna"), located in Bronx, New York. On August 22, 2016, we completed the acquisition of the assets of Kings Ready Mix Inc. ("Kings"), located in Brooklyn, New York. In addition, on March 31, 2016 and September 13, 2016, we acquired two individually immaterial ready-mixed concrete operations in our West Texas market.

The consideration for these six acquisitions was satisfied by $131.7 million in cash, $6.1 million in payments deferred over a three-year period, the issuance of $1.0 million of credits applied against existing trade accounts receivable, plus 136,215 shares of our common stock, calculated in accordance with the terms of the purchase agreement, and valued at approximately $7.5 million on the date of issuance. We funded the cash portion of these acquisitions through a combination of cash on hand and borrowings under our asset-based revolving credit facility (the "Revolving Facility").

We made changes to the preliminary purchase price allocations for the 2016 acquisitions during the three months ended March 31, 2017, primarily related to working capital adjustments. The recording of four of the six business combinations is preliminary, and we expect to record adjustments as we accumulate information needed to estimate the fair value of the assets acquired and liabilities assumed. We expect adjustments including, but not limited to, working capital and the fair value of identifiable intangible assets and property, plant, and equipment.

The following table presents the total consideration for the 2016 acquisitions and the provisional amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition date (in thousands):

2016 Acquisitions
Cash	$9
Accounts receivable (1)	12,314
Inventory	1,249
Other current assets	68
Property, plant and equipment	34,918
Definite-lived intangible assets	47,012
Total assets acquired	95,570
Current liabilities	7,055
Other long-term liabilities	3,165
Total liabilities assumed	10,220
Goodwill	60,136
Total consideration (fair value) (2)	$145,486

(1)	The aggregate fair value of the acquired accounts receivable approximates the aggregate gross contractual amount as of the respective acquisition dates.

(2)	Deferred payments included at fair value.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Acquired Intangibles

Intangible assets acquired in 2016 totaling $47.0 million consisted of trade names, customer relationships, non-compete agreements, and leasehold interests. The amortization period of these intangible assets range from seven months to seven years. The major classes of intangible assets acquired in the 2016 acquisitions were as follows (in thousands of dollars):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	6.01	$33,945
Trade names	2.62	2,818
Non-compete agreements	5.00	5,294
Leasehold interests	5.00	4,955
Total		$47,012

As of March 31, 2017, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2016 acquisitions was as follows (in thousands):

Year Ending December 31,
2017 (remainder of the year)	$6,370
2018	8,493
2019	8,229
2020	7,700
2021	6,776
Thereafter	3,298
Total	$40,866

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheet is an unfavorable lease intangible with a gross carrying amount of $0.4 million and a net carrying amount of $0.3 million as of March 31, 2017. This unfavorable lease intangible will be amortized over its remaining lease term at time of acquisition of five years.

During the three months ended March 31, 2017, we recorded $2.2 million of amortization expense related to these intangible assets and unfavorable lease intangibles.

The goodwill ascribed to each of these acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill associated with our 2016 acquisitions relates to our ready-mixed concrete reportable segment. We expect the goodwill to generally be deductible for tax purposes. See Note 12 for additional information regarding income taxes.

Actual and Pro Forma Impact of Acquisitions

During the three months ended March 31, 2017, we recorded approximately $39.9 million of revenue and $6.3 million of operating income in our condensed consolidated statements of operations related to the 2016 acquisitions. During the three months

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ended March 31, 2016, we recorded approximately $0.1 million of revenue and a $0.2 million operating loss in our condensed consolidated statements of operations related to the 2016 acquisitions that occurred during the three months ended March 31, 2016.

The unaudited pro forma information presented below reflects the combined financial results for all of the acquisitions completed during 2016, excluding the two 2016 individually immaterial acquisitions in West Texas described above, because historical financial results for these operations were not material and were impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations for the three months ended March 31, 2017 and 2016 as if the 2016 acquisitions had been completed on January 1, 2015 (in thousands, except per share information):

	Three Months Ended March 31,
	2017	2016
Revenue	$299,133	$289,227
Net income (loss)	$6,995	$(7,223)

Income per share, basic	$0.45	$(0.49)
Income per share, diluted	$0.42	$(0.49)

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the four acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2016 acquisitions occurred on January 1, 2015.

The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments (in thousands):

	Three Months Ended March 31,
	2017	2016
Decrease (increase) in intangible amortization expense	$103	$(2,080)
Exclusion of buyer transaction costs	$(2)	$548
Decrease (increase) in interest expense	$83	$(90)
Increase in income tax expense	$(68)	$(1,588)

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

4.	DISCONTINUED OPERATIONS

Discontinued operations primarily relate to real estate leases and subleases of our former precast concrete operations disposed of in prior years. The lease obligations will expire by June 30, 2018.

The results of these discontinued operations were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating expenses	$200	$300
Loss from discontinued operations, before income taxes	(200)	(300)
Income tax benefit	(78)	(112)
Loss from discontinued operations, net of taxes	$(122)	$(188)

Cash flows from operating activities included operating cash flows used in discontinued operations of $0.1 million during both the three months ended March 31, 2017 and the three months ended March 31, 2016. Cash flows from investing activities

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

included investing cash flows provided by discontinued operations of $0.1 million for both the three months ended March 31, 2017 and the three months ended March 31, 2016.

5.	INVENTORIES

Inventories as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$38,398	$38,752
Building materials for resale	2,096	1,923
Other	1,303	1,304
Total inventories	$41,797	$41,979

6.     GOODWILL AND OTHER INTANGIBLES

Goodwill

The changes in goodwill by reportable segment from December 31, 2016 to March 31, 2017 were as follows (in thousands):

	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Balance at December 31, 2016	$127,515	$2,494	$3,262	$133,271
Measurement period adjustments for prior period business combinations(1)	101	—	—	101
Balance at March 31, 2017	$127,616	$2,494	$3,262	$133,372

(1)	The measurement period adjustments are primarily related to working capital adjustments for the 2016 acquisitions. (See Note 3)

Other Intangibles

Our purchased intangible assets were as follows as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$82,174	$(19,314)	$62,860	5.73
Trade names	44,456	(5,818)	38,638	20.14
Non-competes	16,862	(5,997)	10,865	3.58
Leasehold interests	12,480	(2,114)	10,366	7.25
Favorable contract	3,650	(2,172)	1,478	1.42
Total definite-lived intangible assets	159,622	(35,415)	124,207	10.11
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$161,100	$(35,415)	$125,685

(1)
Land rights acquired in a prior year acquisition will be reclassified to property, plant, and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$82,174	$(16,414)	$65,760	5.97
Trade names	44,456	(4,948)	39,508	20.20
Non-competes	16,862	(5,160)	11,702	3.81
Leasehold interests	12,480	(1,693)	10,787	7.46
Favorable contract	3,650	(1,912)	1,738	1.67
Total definite-lived intangible assets	159,622	(30,127)	129,495	10.19
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$161,100	$(30,127)	$130,973

(1)
Land rights acquired in a prior year acquisition will be reclassified to property, plant, and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

As of March 31, 2017, the estimated remaining amortization of our definite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2017 (remainder of the year)	$15,409
2018	20,114
2019	18,272
2020	16,080
2021	14,658
Thereafter	39,674
Total	$124,207

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheet are unfavorable lease intangibles with a gross carrying amount of $1.5 million and a net carrying amount of $1.2 million as of March 31, 2017. These unfavorable lease intangibles have a weighted average remaining life of 5.53 years.

We recorded $5.2 million and $3.4 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended March 31, 2017 and 2016, respectively. This amortization expense is included in the accompanying condensed consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	ACCRUED LIABILITIES

Our accrued liabilities were as follows (in thousands):

	March 31, 2017	December 31, 2016
Accrued materials	$22,867	$20,349
Accrued insurance reserves	16,147	15,206
Accrued interest	12,843	2,217
Accrued compensation and benefits	10,161	16,553
Accrued property, sales and other taxes	9,138	11,829
Deferred consideration	6,349	9,227
Contingent consideration, current portion	2,321	2,418
Deferred rent	1,921	2,232
Other	5,051	5,212
Total accrued liabilities	$86,798	$85,243

8.	DEBT

Our debt and capital leases were as follows (in thousands):

	March 31, 2017	December 31, 2016
Senior unsecured notes due 2024 and unamortized premium(1)	$611,099	$400,000
Senior secured credit facility expiring 2018	—	—
Capital leases	40,088	37,860
Other financing	18,482	20,248
Debt issuance costs	(11,034)	(8,810)
Total debt	658,635	449,298
Less: current maturities	(17,429)	(16,654)
Long-term debt, net of current maturities	$641,206	$432,644

(1)	The effective interest rate for these notes as of March 31, 2017 and December 31, 2016 was 6.51% and 6.62%, respectively.

Senior Unsecured Notes due 2024

On June 7, 2016, we completed an offering of $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the "2024 Notes"). We used a portion of the net proceeds from the 2024 Notes to repay all of our outstanding borrowings under the Revolving Facility and to redeem all $200.0 million of our outstanding 8.5% senior secured notes due 2018. On January 9, 2017, we completed an offering of $200.0 million aggregate principal amount of additional 2024 Notes (the "Additional Notes") at an issue price of 105.75%. The terms of the Additional Notes are identical to the terms of the 2024 Notes, other than the issue date, the issue price, the first interest payment date and the provisions relating to transfer restrictions and registration rights. We used the net proceeds from the offering of the Additional Notes, which were approximately $208.4 million, to increase our liquidity.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Senior Secured Credit Facility

On November 18, 2015, we entered into the Second Amended and Restated Loan and Security Agreement (the “Second A/R Loan Agreement”) with Bank of America, N.A., as administrative agent, and certain financial institutions named therein, as lenders (the "Lenders"), which amended and restated the First Amended and Restated Loan and Security Agreement dated October 29, 2013 (the "2013 Loan Agreement") and provides us with the Revolving Facility of up to $250.0 million. The maturity date of the Revolving Facility is November 18, 2020. As of March 31, 2017, we had no outstanding borrowings on the Second A/R Loan Agreement, and we had $14.3 million of undrawn standby letters of credit under the Revolving Facility.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, all as specified in the Second A/R Loan Agreement and discussed further below.  Our availability under the Revolving Facility at March 31, 2017 decreased to $208.2 million from $221.3 million at December 31, 2016. The Second A/R Loan Agreement also contains a provision for over-advances and protective advances by Lenders, in each case, of up to $25.0 million in excess of borrowing base levels.  The Second A/R Loan Agreement provides for swingline loans, up to a $15.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

Up to $30.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Loans under the Revolving Facility are limited by a borrowing base which is equal to the lessor of (a) the aggregate amount of Revolver Commitments minus each of the LC Reserve and the Tax Amount, all as defined in the Second A/R Loan Agreement, and (b) (i) 90% of the face amount of eligible

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accounts receivable (reduced to 85% under certain circumstances), plus (ii) the lesser of (x) 70% of the value of eligible inventory or (y) 90% of the product of (A) the net orderly liquidation value of inventory divided by the value of the inventory and (B) multiplied by the value of eligible inventory, plus (iii) (w) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible trucks, plus (x) 80% of the cost of eligible trucks that have been acquired since the date of the latest appraisal of eligible trucks minus (y) 85% of the net orderly liquidation value of eligible trucks that have been sold since the date of the latest appraisal, minus (z) 85% of the depreciation amount applicable to eligible trucks, plus (iv) (x) 85% of the net orderly liquidation value (as determined by the most recent appraisal) of eligible machinery minus (y) 85% of the net orderly liquidation value of eligible machinery that have been sold since the date of the latest appraisal, minus (z) 85% of the depreciation amount applicable to eligible machinery, minus (v) the Availability Reserve and minus (vi) the Tax Amount, each as defined in the Second A/R Loan Agreement; provided that, notwithstanding anything herein to the contrary, in determining the borrowing base, the borrowing base pursuant to this clause (b), the borrowing base attributable to the eligible trucks and eligible machinery set forth in clauses (b) (iii) and (iv) above shall not exceed 30% of the borrowing base as of such date of determination. The administrative agent may, in its permitted discretion, reduce the advance rates set forth above, adjust reserves or reduce one or more of the other elements used in computing the borrowing base.

The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement.  For the trailing 12-month period ended March 31, 2017, our fixed charge coverage ratio was 2.97 to 1.0. As of March 31, 2017, we were in compliance with all covenants under the Second A/R Loan Agreement.

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

We have leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment for a total principal amount of $53.7 million, with fixed annual interest rates ranging from less than 0.01% to 5.24%, payable monthly for terms ranging from two to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases. The current portion of capital leases included in current maturities of long-term debt was $10.8 million as of March 31, 2017 and $9.8 million as of December 31, 2016.

The weighted average interest rate of our capital leases and other financings was 3.12% as of March 31, 2017 and 3.11% as of December 31, 2016.

9.	WARRANTS

On August 31, 2010, we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock (collectively, the "Warrants").  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of August 31, 2010 and will expire on August 31, 2017. The Warrants are included in derivative liabilities on the accompanying condensed consolidated balance sheets (see Note 10) and are recorded at their fair value (see Note 11). The Warrants are also included in the potentially dilutive securities included in the calculation of diluted earnings (loss) per share as shares of our common stock would be issued if the Warrants were exercised (see Note 14). The Warrants are classified as a current liability on the accompanying condensed consolidated balance sheets, as they can be exercised by the holders at any time. As of March 31, 2017, there were approximately 0.7 million Class A Warrants and 0.4 million Class B Warrants outstanding.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	DERIVATIVES

We are exposed to certain risks relating to our ongoing business operations.  However, derivative instruments are not used to hedge these risks.  In accordance with FASB Accounting Standards Codification ("ASC") 815 - Derivatives and Hedging ("ASC 815"), we are required to account for our warrants, issued on August 31, 2010, as derivative instruments.  None of our derivative instruments manage business risk or are executed for speculative purposes.

The following table presents the fair value of our derivative instruments as of March 31, 2017 and December 31, 2016 (in thousands):

		Fair Value
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Balance Sheet Location	March 31, 2017	December 31, 2016
Warrants	Derivative liabilities	$45,815	$57,415

The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively, excluding income tax effects (in thousands):

		Three Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location of Gain (Loss) Recognized	March 31, 2017	March 31, 2016
Warrants	Derivative gain (loss)	$1,856	$(12,780)

Warrant volume positions represent the number of shares of common stock underlying the instruments.  The table below presents our volume positions as of March 31, 2017 and December 31, 2016 (in thousands):

	Number of Shares
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	March 31, 2017	December 31, 2016
Warrants	1,134	1,395

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$45,815	$—	$45,815	$—
Contingent consideration, including current portion(1) (2) (3) (4)	30,691	—	—	30,691
	$76,506	$—	$45,815	$30,691

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$57,415	$—	$57,415	$—
Contingent consideration, including current portion(1) (2) (3) (4) (5)	32,212	—	—	32,212
	$89,627	$—	$57,415	$32,212

(1)
The current portion of contingent consideration is included in accrued liabilities in our condensed consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our condensed consolidated balance sheets.

(2)
Includes the fair value of the earn-out payments associated with the 2015 acquisition of Right Away Redy Mix, Inc. (the "Right Away Earn-out"). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of annual sales volume milestones, using a discount rate of 8.50% as of both March 31, 2017 and December 31, 2016. The fair value of the Right Away Earn-out was $3.4 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively. The remaining Right Away Earn-out payments were capped at $4.3 million and $5.0 million as of March 31, 2017 and December 31, 2016, respectively.

(3)
Includes the fair value of the contingent consideration associated with the 2015 acquisition of Ferrara Bros. Building Materials Corp. ("Ferrara Bros. Contingent Consideration"). The fair value was determined based on the expected vesting of incentive awards granted to the former owners at acquisition based on probability-weighted assumptions related to the achievement of certain annual EBITDA thresholds, using a discount rate of 8.75% as of both March 31, 2017 and December 31, 2016. The fair value of the Ferrara Bros. Contingent Consideration was $26.7 million and $26.3 million as of March 31, 2017 and December 31, 2016, respectively. The Ferrara Bros. Contingent Consideration payments were capped at $35.0 million as of both March 31, 2017 and December 31, 2016.

(4)
Includes the fair value of the earn-out payments associated with the 2015 acquisition of DuBrook Concrete, Inc. ("DuBrook Earn-out"). The fair value was determined based on the expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of sales volume milestones, using a discount rate of 15.75% as of both March 31, 2017 and December 31, 2016. The fair value of the DuBrook Earn-out was $0.6 million as of both March 31, 2017 and December 31, 2016. The Dubrook Earn-out payments are not capped; however, we do not expect total payments to be in excess of $0.7 million as of both March 31, 2017 and December 31, 2016, respectively.

(5)
Includes the fair value of the earn-out payments associated with the 2012 acquisition of Bode Gravel Co. and Bode Concrete LLC ("Bode Earn-out"). The fair value was determined based on expected payouts that will be due to the former owners based on the achievement of certain incremental sales volume milestones, using a contractual discount rate of 7.0%. These payments were capped at a fair value of $1.4 million as of December 31, 2016. The final Bode Earn-out payment was made in January 2017.

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data.  The key inputs in determining our derivative liabilities include our stock price, stock price volatility, and risk free interest rates. As of March 31, 2017, observable market data existed for all of the key inputs in determining the fair value of our Warrants.

The liabilities for the Right Away Earn-out and the Ferrara Bros. Contingent Consideration were valued using Monte Carlo simulations which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liabilities for the Bode Earn-out, the DuBrook Earn-out, and the contingent consideration associated with one of the individually immaterial 2015 acquisitions were valued using a discounted cash flow technique. Inputs into the model were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

observable inputs. The key inputs in determining the fair value of the contingent consideration as of March 31, 2017 and December 31, 2016 included discount rates ranging from 8.50% to 15.75% and management's estimates of future sales volumes and EBITDA. Changes in these inputs will impact the valuation of our contingent consideration obligations and will result in gain or loss each quarterly period.

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2016 to March 31, 2017 is provided below (in thousands):

Contingent Consideration
Balance at December 31, 2016	$32,212
Total losses included in earnings(1)	608
Payment on contingent consideration	(2,129)
Balance at March 31, 2017	$30,691

(1)	Represents the net loss on revaluation of contingent consideration, which is included in loss on revaluation of contingent consideration in our condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2024 Notes, estimated based on broker/dealer quoted market prices, was $624.0 million as of March 31, 2017. The carrying value of outstanding amounts under our Second A/R Loan Agreement approximates fair value due to the floating interest rate.

12.	INCOME TAXES

We recorded income tax expense allocated to continuing operations of $6.7 million and $2.0 million for the three months ended March 31, 2017 and 2016, respectively. We recorded a tax benefit of $0.1 million allocated to discontinued operations for both the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017, our effective tax rate differed from the federal statutory rate primarily due to adjustments related to certain state net operating loss (“NOL”) carryforwards that will not be utilized prior to expiration and other cumulative adjustments to deferred income taxes, which both resulted in additional income tax expense. In addition, the adoption of ASU 2016-09 on January 1, 2017 (see Note 2) required the current period income tax benefit related to stock compensation to be reflected in the income statement instead of additional paid-in-capital, as previously required. For the three months ended March 31, 2016, our effective tax rate differed from the federal statutory tax rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on a basis other than pre-tax income (loss). In addition, for both the three months ended March 31, 2017 and 2016, our effective tax rate differed from the federal statutory rate due to the tax impact of derivative gains and losses related to our Warrants.  These derivative gains and losses were excluded from the calculation of our income tax provision and were treated as an unrecognized tax position. For the three months ended March 31, 2017, our tax provision excluded $0.7 million of tax expense related to our $1.9 million derivative gain. For the three months ended March 31, 2016, our tax provision excluded $2.5 million related to the unrecognized tax benefit.

In accordance with U.S. GAAP, we reduce the value of deferred tax assets to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on generating sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of March 31, 2017 and December 31, 2016 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $10.2 million as of March 31, 2017 and approximately $7.7 million as of December 31, 2016. We made income tax payments of approximately $5.7 million and $2.1 million during the three months ended March 31, 2017 and 2016, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the three months ended March 31, 2017 and 2016, we recorded unrecognized tax benefits of $0.6 million and $2.7 million, respectively.

13.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	March 31, 2017	December 31, 2016
Shares authorized	100,000	100,000
Shares outstanding at end of period	16,020	15,696
Shares held in treasury	899	888

There was no preferred stock issued or outstanding as of March 31, 2017 or December 31, 2016.

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the Share Repurchase Program. We made no repurchases of our common stock during the three months ended March 31, 2017 and 2016 under the Share Repurchase Program.

In March 2017, given the impending expiration of our Share Repurchase Program, our Board authorized a new share repurchase program to repurchase up to $50.0 million of our outstanding common stock (the "Second Share Repurchase Program") effective April 1, 2017 until the earlier of March 31, 2020, or a determination by the Board to discontinue the Second Share Repurchase Program.

Treasury Stock

Employees may elect to satisfy their minimum tax obligations on the vesting of their equity awards by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 11,000 shares with a total value of approximately $0.7 million during the three months ended March 31, 2017. We withheld approximately 1,200 shares with a total value of approximately $0.1 million during the three months ended March 31, 2016. We accounted for the minimum withholding of these shares as treasury stock.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016 (1)
Numerator:
Income (loss) from continuing operations	$7,002	$(9,839)
Loss from discontinued operations, net of taxes	(122)	(188)
Numerator for diluted earnings (loss) per share	$6,880	$(10,027)

Denominator:
Basic weighted average common shares outstanding	15,498	14,789
Restricted stock awards and restricted stock units	117	—
Warrants	851	—
Stock options	17	—
Denominator for diluted earnings (loss) per share	16,483	14,789

(1) We reported a loss from continuing operations for the three months ended March 31, 2016, and thus the share count used in the basic and diluted earnings per share calculation is the same.

For the three months ended March 31, 2017 and 2016, our potentially dilutive shares include the shares underlying our restricted stock awards, restricted stock units, stock options and Warrants. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	Three Months Ended March 31,
	2017	2016
Potentially dilutive shares:
Unvested restricted stock awards and restricted stock units	165	400
Stock options	—	30
Warrants	—	2,078
Total potentially dilutive shares	165	2,508

15.	COMMITMENTS AND CONTINGENCIES

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

As of March 31, 2017, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2017.

On March 28, 2017, Hans Ruedelstein, individually and on behalf of all others situated, filed a purported class action lawsuit in the United States District Court of Northern Texas, Fort Worth Division, against the Company, William J. Sandbrook, William M. Brown and Joseph C. Tusa, Jr. alleging violations of certain federal securities laws.  The case was filed purportedly on behalf of purchasers of the Company's stock between March 6, 2015 and March 23, 2017. The complaint does not specify an amount of damages sought. The Company denies the allegations in the complaint and intends to vigorously pursue its defense.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2017.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount recorded in accrued liabilities in our condensed consolidated balance sheet for estimated losses was $14.2 million as of March 31, 2017, compared to $13.5 million as of December 31, 2016.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $38.7 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2017. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of March 31, 2017.

Employment Agreements

We have employment agreements with executive officers and certain key members of management under which severance payments would become payable in the event of specified terminations without cause or after a change of control.

16.	SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, Northern California, New York, New Jersey, Washington, D.C., Oklahoma, and the U.S. Virgin Islands. Our aggregate products segment includes crushed stone, sand and gravel products and serves the North Texas, West Texas, New York, New Jersey, southern Oklahoma, and U.S. Virgin Islands markets in which our ready-mixed concrete segment operates. Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, ARIDUS® Rapid Drying Concrete technology, brokered product sales, a recycled aggregates operation, an aggregate distribution operation, and an industrial waterfront marine terminal and sales yard. The financial results of the acquisitions have been included in their respective reportable segment or in other products as of their respective acquisition dates.

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

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt, and meet our capital expenditure requirements.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We account for inter-segment sales at market prices. Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities which are not allocated to reportable segments and are excluded from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity.

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Ready-mixed concrete
Sales to external customers	$275,456	$224,089
Aggregate products
Sales to external customers	9,297	7,859
Intersegment sales	8,527	7,286
Total aggregate products	17,824	15,145
Total reportable segment revenue	293,280	239,234
Other products and eliminations	5,853	5,811
Total revenue	$299,133	$245,045

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$41,504	$27,755
Aggregate products	3,997	2,924
Total reportable segment Adjusted EBITDA	$45,501	$30,679

Reconciliation of Total Reportable Segment Adjusted EBITDA to Income (Loss) From Continuing Operations:
Total reportable segment Adjusted EBITDA	$45,501	$30,679
Other products and eliminations from operations	2,857	1,558
Corporate overhead	(10,992)	(9,812)
Depreciation, depletion and amortization for reportable segments	(14,853)	(10,695)
Interest expense, net	(10,142)	(5,700)
Corporate derivative gain (loss)	1,856	(12,780)
Loss on revaluation of contingent consideration for reportable segments	(608)	(1,247)
Corporate, other products and eliminations other income, net	85	149
Income (loss) from continuing operations before income taxes	13,704	(7,848)
Income tax expense	6,702	1,991
Income (loss) from continuing operations	$7,002	$(9,839)

Capital Expenditures:
Ready-mixed concrete	$6,107	$5,157
Aggregate products	4,268	4,999
Other products and corporate	343	1,064
Total capital expenditures	$10,718	$11,220

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2017	2016
Revenue by Product:
Ready-mixed concrete	$275,456	$224,089
Aggregate products	9,297	7,859
Aggregates distribution	5,453	4,766
Building materials	4,070	3,748
Lime	2,695	2,363
Hauling	1,341	1,531
Other	821	689
Total revenue	$299,133	$245,045

	As of March 31, 2017	As of December 31, 2016
Identifiable Property, Plant And Equipment Assets:
Ready-mixed concrete	$230,537	$229,077
Aggregate products	89,708	87,064
Other products and corporate	21,248	21,271
Total identifiable assets	$341,493	$337,412

17.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

The following condensed consolidating financial statements present, in separate columns, financial information for (1) the Parent on a parent only basis, (2) the guarantor subsidiaries on a combined basis, (3) the non-guarantor subsidiaries on a combined basis, (4) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis, and (5) the Company on a consolidated basis.

The following condensed consolidating financial statements of U.S. Concrete, Inc. and its subsidiaries present investments in consolidated subsidiaries using the equity method of accounting. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$291,157	$667	$—	$291,824
Trade accounts receivable, net	—	199,251	575	—	199,826
Inventories	—	39,098	2,699	—	41,797
Prepaid expenses	—	9,961	66	—	10,027
Other receivables	731	5,280	—	—	6,011
Other current assets	3,765	1,844	14	(3,765)	1,858
Total current assets	4,496	546,591	4,021	(3,765)	551,343
Property, plant and equipment, net	—	317,572	23,921	—	341,493
Goodwill	—	127,619	5,753	—	133,372
Intangible assets, net	—	122,666	3,019	—	125,685
Deferred income taxes	—	—	560	(560)	—
Investment in subsidiaries	381,203	—	—	(381,203)	—
Intercompany receivables	485,574	—	—	(485,574)	—
Other assets	—	2,202	47	—	2,249
Total assets	$871,273	$1,116,650	$37,321	$(871,102)	$1,154,142
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45	$102,139	$1,849	$—	$104,033
Accrued liabilities	17,386	71,256	1,921	(3,765)	86,798
Current maturities of long-term debt	—	17,429	—	—	17,429
Derivative liabilities	45,815	—	—	—	45,815
Total current liabilities	63,246	190,824	3,770	(3,765)	254,075
Long-term debt, net of current maturities	600,065	41,141	—	—	641,206
Other long-term obligations and deferred credits	1,299	39,804	922	—	42,025
Deferred income taxes	—	10,733	—	(560)	10,173
Intercompany payables	—	479,791	5,783	(485,574)	—
Total liabilities	664,610	762,293	10,475	(489,899)	947,479
Total equity	206,663	354,357	26,846	(381,203)	206,663
Total liabilities and equity	$871,273	$1,116,650	$37,321	$(871,102)	$1,154,142

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$294,023	$5,110	$—	$299,133
Cost of goods sold before depreciation, depletion and amortization	—	231,291	4,468	—	235,759
Selling, general and administrative expenses	—	25,198	619	—	25,817
Depreciation, depletion and amortization	—	15,368	491	—	15,859
Loss on revaluation of contingent consideration	141	467	—	—	608
(Gain) loss on sale of assets	—	(194)	2	—	(192)
Operating (loss) income	(141)	21,893	(470)	—	21,282
Interest expense, net	(9,699)	(443)	—	—	(10,142)
Derivative gain	1,856	—	—	—	1,856
Other income (expense), net	—	751	(43)	—	708
(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(7,984)	22,201	(513)	—	13,704
Income tax (benefit) expense	(3,765)	10,487	(20)	—	6,702
(Loss) income from continuing operations, net of taxes and before equity in earnings of subsidiaries	(4,219)	11,714	(493)	—	7,002
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(122)	—	—	(122)
(Loss) income, net of taxes and before equity in earnings of subsidiaries	(4,219)	11,592	(493)	—	6,880
Equity in earnings of subsidiaries	11,099	—	—	(11,099)	—
Net income (loss)	$6,880	$11,592	$(493)	$(11,099)	$6,880

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$240,371	$4,674	$—	$245,045
Cost of goods sold before depreciation, depletion and amortization	—	194,551	4,207	—	198,758
Selling, general and administrative expenses	—	22,696	467	—	23,163
Depreciation, depletion and amortization	—	11,492	149	—	11,641
Loss on revaluation of contingent consideration	445	802	—	—	1,247
Loss on sale of assets	—	101	—	—	101
Operating (loss) income	(445)	10,729	(149)	—	10,135
Interest expense, net	(5,375)	(320)	(5)	—	(5,700)
Derivative gain	(12,780)	—	—	—	(12,780)
Other income, net	—	494	3	—	497
(Loss) income from continuing operations, net of taxes and before income taxes and equity in earnings of subsidiaries	(18,600)	10,903	(151)	—	(7,848)
Income tax (benefit) expense	(2,011)	4,140	(138)	—	1,991
(Loss) income from continuing operations, net of taxes and before equity in earnings of subsidiaries	(16,589)	6,763	(13)	—	(9,839)
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(188)	—	—	(188)
(Loss) income, net of taxes and before equity in earnings of subsidiaries	(16,589)	6,575	(13)	—	(10,027)
Equity in earnings of subsidiaries	6,562	—	—	(6,562)	—
Net (loss) income	$(10,027)	$6,575	$(13)	$(6,562)	$(10,027)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by operating activities	$40,091	$33,791	$1,536	$(45,874)	$29,544
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(9,138)	(1,580)	—	(10,718)
Payments for acquisitions, net of cash acquired	469	(3,200)	—	—	(2,731)
Proceeds from disposals of property, plant and equipment	—	485	—	—	485
Proceeds from disposals of businesses	—	294	—	—	294
Investment in subsidiaries	(646)	—	—	646	—
Net cash (used in) provided by investing activities	(177)	(11,559)	(1,580)	646	(12,670)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	211,500	—	—	—	211,500
Proceeds from exercise of stock options and warrants	327	—	—	—	327
Payments of other long-term obligations	(2,925)	(1,575)	—	—	(4,500)
Payments for other financing	—	(4,246)	—	—	(4,246)
Debt issuance costs	(3,170)	—	—	—	(3,170)
Other treasury share purchases	(735)	—	—	—	(735)
Intercompany funding	(244,911)	199,170	513	45,228	—
Net cash (used in) provided by financing activities	(39,914)	193,349	513	45,228	199,176
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	215,581	469	—	216,050
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	75,576	198	—	75,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$291,157	$667	$—	$291,824

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash (used in) provided by operating activities	$1,407	$17,997	$636	$—	$20,040
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(11,118)	(102)	—	(11,220)
Payments for acquisitions, net of cash acquired	—	(18,681)	—	—	(18,681)
Proceeds from disposals of property, plant and equipment	—	37	—	—	37
Proceeds from disposals of businesses	—	125	—	—	125
Net cash used in investing activities	—	(29,637)	(102)	—	(29,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	84,956	—	—	—	84,956
Repayments of revolver borrowings	(64,956)	—	—	—	(64,956)
Proceeds from exercise of stock options and warrants	57	—	—	—	57
Payments of other long-term obligations	(657)	(2,286)	—	—	(2,943)
Payments for other financing	—	(2,324)	—	—	(2,324)
Debt issuance costs	(119)	—	—	—	(119)
Other treasury share purchases	(62)	—	—	—	(62)
Intercompany funding	(20,626)	20,077	549	—	—
Net cash provided by financing activities	(1,407)	15,467	549	—	14,609
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	3,827	1,083	—	4,910
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	3,854	71	—	3,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$7,681	$1,154	$—	$8,835

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	SUBSEQUENT EVENT

On April 7, 2017, we completed the acquisition of certain assets from Corbett Aggregate Companies, LLC ("Corbett"), in Quinton, New Jersey. The acquisition was funded with $29.2 million of existing cash and potential future consideration. The acquisition included approximately 401 acres of land with over 35 million tons of proven aggregates reserves. Also included in the acquisition was a long-term lease with the South Jersey Port Corporation for an export dock located approximately six miles from the aggregates operation, as well as the exclusive right to move coarse and fine aggregates through the North Shore Terminal located on Staten Island, New York. The acquisition furthers our strategy of vertical integration and increases our self-sufficiency of internal aggregate products. We will prepare the preliminary purchase price allocation for this acquisition as soon as practical, but no later than one year from the acquisition date.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

For a discussion of our commitments not discussed below and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Our Business

U.S. Concrete, Inc. is a Delaware corporation, which was founded and incorporated in 1997. We began operations in 1999, which is the year we completed our initial public offering. In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as “we,” “us,” “our,” “U.S. Concrete” or the “Company”, unless we specifically state otherwise, or the content indicates otherwise. We are a leading producer of ready-mixed concrete in select geographic markets in the United States and the U.S. Virgin Islands. We operate our business through two primary segments: (1) ready-mixed concrete and (2) aggregate products. Discontinued operations primarily represent the remaining lease activity for our precast operations, which were sold in prior years.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 92.1% of our revenue for the three months ended March 31, 2017) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New York, New Jersey, Washington, D.C., Northern California, Oklahoma, and the U.S. Virgin Islands.

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

Aggregate Products. Our aggregate products segment (which represented 3.1% of our revenue for the three months ended March 31, 2017, excluding $8.5 million of intersegment sales) produced crushed stone, sand and gravel from 16 aggregates facilities located in New Jersey, Texas, Oklahoma, and the U.S. Virgin Islands. We sold these aggregates for use in commercial, industrial, and public works projects in the markets they serve, as well as consumed them internally in the production of ready-mixed concrete. We produced approximately 1.2 million tons of aggregates during the three months ended March 31, 2017, with Texas and Oklahoma representing 63%, New Jersey representing 32%, and the U.S. Virgin Islands representing 5% of the total production. We consumed 52% of our aggregate production internally and sold 48% to third-party customers during the three months ended March 31, 2017. Our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

Overview

We typically serve customers in the general proximity of our plants, and our operating results are subject to fluctuations in the level and mix of construction activity that occur in our local markets.  The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins.  Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects.

Our customers are generally involved in the construction industry, which is a cyclical business and is subject to general and more localized economic conditions.  Our business is impacted by seasonal changes in weather conditions, precipitation and other weather-related conditions, such as freezing temperatures, snowstorms, droughts, flooding or hurricanes, which vary by regional market.  Accordingly, because of inclement weather, demand for our products and services during the winter months is typically lower than in other months of the year.  Also, sustained periods of inclement weather and other adverse weather conditions could cause the delay of construction projects during other times of the year.

Consolidated ready-mixed concrete average selling prices increased 6.2% for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, resulting in the 24th consecutive fiscal quarter of increased average selling prices year-over-year. For the three months ended March 31, 2017, our ready-mixed concrete sales volume increased 16.2% to 2.0 million cubic yards as compared to the three months ended March 31, 2016. Ready-mixed concrete sales prices and volume in the first quarter of 2017 as compared to the same period in 2016 were up overall primarily due to increased construction activity and ready-mixed concrete segment acquisitions completed in 2016. Excluding our Northern California market, we generally experienced more favorable weather, specifically unseasonably warm temperatures, in the first quarter of 2017 versus the prior year period, which benefited our results. For the first quarter of 2017, ready-mixed concrete revenue and volume were higher in all of our major metropolitan markets except for Northern California. The volume in the Northern California market was lower due to greater competition, delays in a limited number of project starts, and an increase in adverse weather days versus the prior year period.

Recent Developments

On April 7, 2017, we completed the acquisition of certain assets from Corbett Aggregate Companies, LLC ("Corbett"), in Quinton, New Jersey. The acquisition was funded with $29.2 million of existing cash and potential future consideration. The acquisition included approximately 401 acres of land with over 35 million tons of proven aggregates reserves. Also included in the acquisition was a long-term lease with the South Jersey Port Corporation for an export dock located approximately six miles from the aggregates operation, as well as the exclusive right to move coarse and fine aggregates through the North Shore Terminal located on Staten Island, New York. The acquisition furthers our strategy of vertical integration and increases our self-sufficiency of internal aggregate products.

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016	%(1)
	(unaudited)
Revenue	$299,133	$245,045	22.1%
Cost of goods sold before depreciation, depletion and amortization	235,759	198,758	18.6
Selling, general and administrative expenses	25,817	23,163	11.5
Depreciation, depletion and amortization	15,859	11,641	36.2
Loss on revaluation of contingent consideration	608	1,247	(51.2)
(Gain) loss on sale of assets	(192)	101	NM
Operating income	21,282	10,135	110.0
Interest expense, net	(10,142)	(5,700)	77.9
Derivative gain (loss)	1,856	(12,780)	(114.5)
Other income, net	708	497	42.5
Income (loss) from continuing operations before income taxes	13,704	(7,848)	NM
Income tax expense	6,702	1,991	236.6
Income (loss) from continuing operations	7,002	(9,839)	171.2
Loss from discontinued operations, net of taxes	(122)	(188)	(35.1)
Net income (loss)	$6,880	$(10,027)	168.6%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$134.28	$126.44	6.2%
Sales volume in cubic yards	2,049	1,764	16.2%

Aggregates Data:
Average selling price per ton	$12.59	$11.38	10.6%
Sales volume in tons	1,246	1,198	4.0%
(1)    "NM" is defined as "Not Meaningful".

Revenue. Revenue for the three months ended March 31, 2017 grew 22.1%, or $54.1 million, to $299.1 million from $245.0 million in the comparable 2016 quarter, primarily due to recent acquisitions. We estimate that acquisitions completed since January 1, 2016 accounted for $39.8 million of revenue for the three months ended March 31, 2017. During the three months ended March 31, 2017, organic revenue in our Northern California market was negatively impacted by increased adverse weather days while our North Texas and New York/New Jersey markets benefited primarily from unseasonably warm weather that enabled us to have higher productivity than during normal winter temperatures. Ready-mixed concrete sales, including revenue from recent acquisitions, contributed 95.0%, or $51.4 million, of our revenue growth, driven by a 6.2% increase in our average selling price and a 16.2% increase in volume. Aggregate products sales in the first quarter of 2017 grew $2.7 million, or 17.7%, to $17.8 million from $15.1 million in the 2016 first quarter, resulting primarily from a 10.6% increase in average selling price and a 4.0% increase in volume. Other products revenue and eliminations, which includes building materials stores, hauling operations, lime slurry, brokered product sales, a recycled aggregates operation, an aggregate distribution operation, an industrial waterfront marine terminal and sales yard, and eliminations of our intersegment sales, increased slightly in the 2017 first quarter to $5.9 million from $5.8 million in the 2016 first quarter.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $37.0 million, or 18.6%, to $235.8 million in the first quarter of 2017 from $198.8 million in the comparable 2016 quarter. Our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. During the first quarter of 2017, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the comparable prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A decreased by 2.3% in the first quarter of 2017 compared to the first quarter of 2016.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $2.7 million, or 11.5%, to $25.8 million for the quarter ended March 31, 2017 from $23.2 million in the corresponding 2016 quarter. Approximately $1.9 million of this increase was attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. The remainder of the increase was primarily attributable to corporate-related personnel expenses, including $0.6 million of officer severance and other general expenses to support our growth initiatives. As a percentage of revenue, SG&A expenses decreased to 8.6% in the 2017 first quarter from 9.5% in the 2016 first quarter.

 Depreciation, depletion and amortization. DD&A expense increased $4.2 million, or 36.2%, to $15.9 million for the three months ended March 31, 2017 from $11.6 million in the corresponding quarter of 2016, primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through recent acquisitions as well as incremental intangible amortization expense of $1.8 million related to our acquisitions.

Loss on revaluation of contingent consideration.  For the three months ended March 31, 2017, we recorded a non-cash loss on revaluation of contingent consideration of $0.6 million compared to a non-cash loss of $1.2 million for the comparable 2016 quarter. These non-cash losses are related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $30.7 million at March 31, 2017 included discount rates ranging from 8.50% to 15.75% and management's estimates of future sales volumes and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each quarterly period. The non-cash loss from fair value changes in contingent consideration for the first quarter of 2017 was primarily due to the passage of time. The 2016 first quarter non-cash loss was due to the passage of time as well as changes in the probability-weighted assumptions related to the achievement of sales volumes.

Operating income. Operating income increased to $21.3 million in the first quarter of 2017 from $10.1 million in the corresponding quarter of 2016, an increase of $11.1 million. As a percentage of revenue, operating margins increased to 7.1% for the quarter ended March 31, 2017, from 4.1% during the third quarter of 2016, reflecting a shift in the geographic and project mix of our sales.

Interest expense, net.  Net interest expense increased by $4.4 million to $10.1 million for the three months ended March 31, 2017 from $5.7 million for the comparable 2016 quarter. The increase was primarily related to higher debt levels.

Derivative gain (loss).  For the quarter ended March 31, 2017, we recorded a non-cash gain on derivatives of $1.9 million compared to a $12.8 million loss for the corresponding 2016 quarter related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants"). Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining the fair value of our derivative liabilities of $45.8 million at March 31, 2017 include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. Non-cash gains and losses from fair value changes in the Warrants are primarily due to decreases and increases, respectively, in the price of our common stock.

Income taxes.  For the quarters ended March 31, 2017 and 2016, we recorded income tax expense allocated to continuing operations of $6.7 million and $2.0 million, respectively. For the quarter ended March 31, 2017, our effective tax rate differed from the federal statutory rate primarily due to adjustments related to certain state net operating loss carryforwards that will not be utilized prior to expiration and other cumulative adjustments to deferred income taxes, which resulted in additional income tax expense. In addition, the January 1, 2017 adoption of new accounting rules related to employee stock-based compensation required the current period income tax benefit related to stock compensation to be reflected in the income statement instead of additional paid-in-capital on the balance sheet, as previously required. For additional information regarding our adoption of these accounting rules, see the information set forth in Note 2, “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in Part I of this report.

For the quarter ended March 31, 2016, our effective tax rate differed from the federal statutory tax rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on a basis different from pre-tax income (loss).

In addition, for both the three months ended March 31, 2017 and 2016, our effective tax rate differed from the federal statutory rate due to the tax impact of our Warrants, for which we recorded a non-cash derivative gain of $1.9 million for the three months ended March 31, 2017 and a non-cash derivative loss of $12.8 million for the three months ended March 31, 2016. The derivative gain or loss was excluded from the calculation of our income tax provision and was treated as an unrecognized tax position.

We recorded a tax benefit of $0.1 million for discontinued operations in each of the three months ended March 31, 2017 and 2016. All taxes were allocated between continuing operations and discontinued operations for the three months ended March 31, 2017 and 2016.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of March 31, 2017 and December 31, 2016 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $10.2 million and $7.7 million as of March 31, 2017 and December 31, 2016, respectively.

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

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016	%

Ready-mixed Concrete Segment:
Revenue	$275,456	$224,089	22.9%
Segment revenue as a percentage of total revenue	92.1%	91.4%

Adjusted EBITDA	$41,504	$27,755	49.5%
Adjusted EBITDA as a percentage of segment revenue	15.1%	12.4%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$134.28	$126.44	6.2%
Sales volume in thousands of cubic yards	2,049	1,764	16.2%

Revenue. Our ready-mixed concrete sales provided 92.1% and 91.4% of our total revenue in the first quarter of 2017 and 2016, respectively. Segment revenue for the first quarter of 2017 increased $51.4 million, or 22.9%, from the comparable 2016 period. We estimate that acquisitions completed since January 1, 2016 contributed $39.8 million of revenue to our first quarter 2017 ready-mixed concrete segment revenue.

The first quarter 2017 revenue increase was driven by a 16.2% increase in sales volume, or 0.3 million cubic yards, providing $36.0 million, or approximately 70.2%, of our ready-mixed revenue growth and a 6.2% increase in average selling price providing $15.4 million, or approximately 29.8%, of our ready-mixed revenue growth. Average selling price increased in our major metropolitan markets. Our sales volume and total revenue were higher in our New York/New Jersey and North Texas markets due to unseasonably warm weather in the 2017 first quarter as compared to the 2016 first quarter. Our New York market further benefited from recent acquisitions. While average selling price increased in our Northern California market, sales volume declined due to increased adverse weather days. In our West Texas market, sales volume and average selling price decreased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, due to competition.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose to $41.5 million in the first quarter of 2017 from $27.8 million in the first quarter of 2016, an increase of $13.7 million, or 49.5%. Driving the growth in Adjusted EBITDA was a 6.2% increase in our average selling price and a 16.2% rise in sales volume, which resulted in $51.4 million in higher revenue. Partially offsetting the growth in revenue was increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume and recent acquisitions. During the first quarter of 2017, we also saw increased raw materials prices from our vendors, which increased our cost of goods sold for the quarter. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2017 first quarter compared to the prior year first quarter, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 15.1% in the first quarter of 2017 versus 12.4% in 2016, reflecting the geographic and project mix of our revenue and cost.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016	%

Aggregate Products Segment:
Revenue	$17,824	$15,145	17.7%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.1%	3.2%

Adjusted EBITDA	$3,997	$2,924	36.7%
Adjusted EBITDA as a percentage of segment revenue	22.4%	19.3%

Aggregates Data:
Average selling price per ton	$12.59	$11.38	10.6%
Sales volume in tons	1,246	1,198	4.0%

Revenue.  Sales for our aggregate products segment provided 3.1% and 3.2% of our total revenue for the first quarter of 2017 and 2016, respectively, excluding intersegment sales of $8.5 million and $7.3 million, respectively. Segment revenue rose $2.7 million, or 17.7%, over prior year levels.

We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 47.8% of our first quarter 2017 aggregate products sales were to our ready-mixed concrete segment, versus 48.1% in the first quarter of 2016. Contributing to our overall aggregate products revenue growth was an increase in our average selling price of 10.6%, which provided $1.5 million of our aggregate products revenue increase. Our aggregate products sales volume, which increased 4.0% in the first quarter of 2017 versus the first quarter of 2016, contributed approximately $0.5 million of our aggregate products revenue increase. The remaining increase in revenue in the first quarter of 2017 compared to the first quarter of 2016 is primarily due to higher hauling revenue.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased by $1.1 million to $4.0 million in the first quarter of 2017 from $2.9 million in the first quarter of 2016, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs, including quarry labor and benefits, utilities, repairs and maintenance, delivery, fuel, and pit costs to prepare the stone and gravel for use, increased primarily due to higher production. Our quarry fixed costs, which primarily include equipment rental, property taxes, and plant management costs, were lower compared to the prior year quarter, primarily due to increased efficiencies in operations. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 22.4% in the first quarter of 2017 from 19.3% in the first quarter of 2016, primarily due to the increase in revenue and operational efficiencies.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our asset-based revolving credit facility (the "Revolving Facility"). During the first quarter 2017, we increased our liquidity by issuing $200.0 million aggregate principal amount of 6.375% unsecured senior notes due in 2024.

We ended the quarter with $291.8 million of cash and cash equivalents, an increase of $216.1 million from December 31, 2016. At March 31, 2017, based on our borrowing base, we had $208.2 million available for future borrowings under the Revolving Facility, providing a total available liquidity of $500.0 million. The decrease in our unused availability under the Revolving Facility to $208.2 million at March 31, 2017 from $221.3 million at December 31, 2016 was primarily due to decreases in eligible account receivable and eligible trucks and machinery balances. We had no outstanding borrowings under the Revolving Facility as of March 31, 2017.

The following key financial metrics reflect our financial position and capital resources as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$291,824	$75,774
Working capital	$297,268	$71,283

Total debt(1)	$658,635	$449,298
Total stockholders' equity	206,663	188,829
Total capital	$865,298	$638,127

Maximum availability under our Revolving Facility	$208,200	$221,300

(1) Total debt includes long-term debt and unamortized premiums on long-term debt net of unamortized debt issuance costs, current maturities of long-term debt, capital leases, notes payable, and any outstanding borrowings under the Revolving Facility.

Our primary liquidity needs over the next 12 months consist of (1) financing seasonal working capital requirements; (2) servicing our indebtedness; (3) purchasing property and equipment; and (4) payments related to strategic acquisitions. Our primary portfolio strategy includes strategic acquisitions in targeted regions and markets. We may seek financing for acquisitions, including additional debt or equity capital.

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

The projection of our cash needs is based upon many factors, including without limitation, our expected volume, pricing, cost of materials and capital expenditures. We anticipate that our federal and state income tax payments will increase in 2017 as we substantially exhausted our remaining operating loss carryforwards during 2016. Based on our projected cash needs, we believe that cash on hand, availability under the Revolving Facility, and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business, not including potential acquisitions. If, however, availability under the Revolving Facility, cash on hand, and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing or sell assets to provide additional liquidity.

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	declines in gross margins due to shifts in our product mix or increases in the cost of our raw materials and fuel;

•	any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers; and

•	inclement weather beyond normal patterns that could reduce our sales volumes.
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

The Second A/R Loan Agreement contains usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the Second A/R Loan Agreement.  The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement.  For the trailing 12-month period ended March 31, 2017, our fixed charge coverage ratio was 2.97 to 1.0. As of March 31, 2017, we were in compliance with all covenants under the Second A/R Loan Agreement.

Senior Unsecured Notes due 2024

On June 7, 2016, we completed an offering of $400.0 million aggregate principal amount of 6.375% unsecured senior notes due 2024 ("2024 Notes"). We used a portion of the proceeds from the 2024 Notes to repay all of our outstanding borrowings on the Revolving Facility and to redeem all $200.0 million of our 8.5% senior secured notes due 2018. On January 9, 2017, we completed an offering of $200.0 million aggregate principal amount of additional 2024 Notes (the "Additional Notes") at an issue price of 105.75%. The terms of the Additional Notes are identical to the terms of the existing 2024 Notes, other than the issue date, the issue price, the first interest payment date, and the provisions relating to transfer restrictions and registration rights. We used the net proceeds from the offering of the Additional Notes to increase our liquidity.

The 2024 Notes accrue interest at a rate of 6.375% per annum and interest is due on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024 and are redeemable at our option prior to maturity at prices specified in an indenture (the

"Indenture") dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions and also contains customary events of default. The 2024 Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of our restricted subsidiaries that guarantees any obligations under the Revolving Facility or that guarantees certain of our other indebtedness or certain indebtedness of our restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary). The guarantees are joint and several. U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the 2024 Notes.

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

For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 17, “Supplemental Condensed Consolidating Financial Information,” to our condensed financial statements included in Part I of this report.

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $87.6 million.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $29.5 million for the three months ended March 31, 2017, compared to $20.0 million for the three months ended March 31, 2016. Overall the generation of cash from operations in the first quarter of 2017 and 2016 was driven by the increase in revenue and operating performance of the company.

We used $12.7 million to fund investing activities during the three months ended March 31, 2017 compared to $29.7 million for the three months ended March 31, 2016. We paid $2.7 million and $18.7 million to fund acquisitions during the first three months of 2017 and the first three months of 2016, respectively. In addition, we incurred capital expenditures of $10.7 million and $11.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively, to fund purchases of mixer trucks, plant, and other equipment to service our business.

Our net cash provided by financing activities was $199.2 million for the three months ended March 31, 2017, as compared to $14.6 million for the comparable period of 2016. Financing activities during the first three months of 2017 included the proceeds from our $200.0 million 2024 Notes offering, including the premium on the issue price and net of related debt issuance costs. In addition, we made payments of $4.2 million related to our capital leases and other financings and paid $4.5 million for contingent and deferred consideration obligations. During the first three months of 2016, we had $20.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments during the first three months of 2016 totaling $2.3 million related to our capital leases and other financings and $2.9 million for contingent and deferred consideration obligations.

Cement and Other Raw Materials

We obtain most of the materials necessary to manufacture ready-mixed concrete on a daily basis. These materials include cement, other cementitious materials (fly ash and blast furnace slag), and aggregates (stone, gravel and sand), in addition to certain chemical admixtures.  With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Our inventory levels do not decline significantly or comparatively with declines in revenue during seasonally low periods. We generally maintain inventory at specified levels to maximize purchasing efficiencies and to be able to respond quickly to customer demand.

Typically, cement, other cementitious materials, and aggregates represent the highest-cost materials used in manufacturing a cubic yard of ready-mixed concrete.  We purchase cement from a few suppliers in each of our major geographic markets.  Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

Overall, prices for cement and aggregates increased in the first three months of 2017, compared to the same period in 2016, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancelable operating leases that are not reflected on our balance sheet.  At March 31, 2017, we had $14.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $38.7 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first three months of 2017 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtained for our products.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2016 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of business combinations, goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, accounting for derivative instruments, and accounting for contingent consideration. See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in Item 8 of Part II of the 2016 Form 10-K and Note 2, "Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in Part I of this report for a discussion of our critical and significant accounting policies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes.  However, we are required to account for our Warrants as derivative instruments.

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities. The key inputs in determining fair value of our derivative liabilities of $45.8 million and $57.4 million at March 31, 2017 and December 31, 2016, respectively, include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $3.7 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the Warrant derivative liability of approximately $3.7 million, and a gain of the same amount. During the three months ended March 31, 2017, we recorded a non-cash gain from fair value changes in our Warrants of approximately $1.9 million, due primarily to a decrease in the price of our common stock.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the Second A/R Loan Agreement. We had no outstanding borrowings under this facility as of March 31, 2017.

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

Item 4. Controls and Procedures

Acquisition of Nycon, Jenna, and Kings

On June 24, 2016, August 10, 2016, and August 22, 2016, we acquired the assets of Nycon Supply Corp., Jenna Concrete Corp., and Kings Ready Mix Inc., respectively, (the “2016 New York Acquisitions”). We are in the process of integrating each of the 2016 New York Acquisitions. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017 excludes an assessment of the internal control over financial reporting related to each of the 2016 New York Acquisitions. The 2016 New York Acquisitions collectively represented 12.6% of our consolidated total assets and 11.5% of our consolidated revenue included in our condensed consolidated financial statements as of, and for the three months, ended March 31, 2017.

Disclosure Controls and Procedures

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As disclosed in our 2016 Form 10-K, management determined that the material weakness identified in our Amendment No. 1 on Form 10-K/A for 2015 in our internal control over financial reporting relating to the accuracy and presentation of accounting for income taxes, including the income tax provision and related tax assets and liabilities as of December 31, 2015 was not fully remediated. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of this material weakness, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2017.

Remediation Efforts

As we continue to evaluate and take actions to improve our internal control over financial reporting in the area of tax accounting, we may enhance certain of the remediation measures described in our 2016 Form 10-K. We intend to complete the implementation of our remediation plan during 2017. The successful remediation of this material weakness will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal control over financial reporting as of December 31, 2017.

In light of the material weakness as of December 31, 2016, prior to the filing of this Quarterly Report on Form 10-Q for the three months ended March 31, 2017, management determined that key quarterly controls were performed timely and that additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weakness disclosed in the 2016 Form 10-K, the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

We completed a number of acquisitions in 2016. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing and except as described above, during the quarter ended March 31, 2017, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 15, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A.	Risk Factors

There have been no material changes in our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of the Form 10-K. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part I of the Form 10-K, which could materially affect our business, financial condition or future results. Those risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended March 31, 2017:

Calendar Month	Total Number of Shares Acquired(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs(2)
January 1 - January 31, 2017	—	$—	—	$45,176,000
February 1 - February 28, 2017	—	—	—	45,176,000
March 1 - March 31, 2017	11,083	66.33	—	45,176,000
Total	11,083	$66.33	—	$45,176,000

(1)
The total number of shares purchased includes shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

(2)
The Share Repurchase Program was approved by our Board on May 15, 2014 and allows us to repurchase up to $50.0 million of our common stock until the earlier of March 31, 2017 or a determination by the Board to discontinue the repurchase program. In March 2017, given the impending expiration of our Share Repurchase Program, our Board authorized an additional share repurchase program (the "Second Share Repurchase Program") to repurchase up to $50.0 million of our outstanding common stock effective April 1, 2017 until the earlier of March 31, 2020, or a determination by the Board to discontinue the Second Share Repurchase Program. The Share Repurchase Program and Second Share Repurchase Program do not obligate us to acquire any specific number of shares.

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

10.1*†
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr., dated March 23, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2017 (File No. 001-34530)).

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

U.S. CONCRETE, INC.

Date:	May 4, 2017	By:	/s/ Joseph C. Tusa, Jr.
Joseph C. Tusa, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ Kevin R. Kohutek
Kevin R. Kohutek
Chief Accounting Officer
(Principal Accounting Officer)

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

10.1*†
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr., dated March 23, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2017 (File No. 001-34530)).

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