Form 10-Q
period 2017-06-30
US CONCRETE INC
filed 2017-08-08
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

There were 16,005,083 shares of common stock, par value $.001 per share, of the registrant outstanding as of August 3, 2017.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$271,739	$75,774
Trade accounts receivable, net of allowances of $5,221 and $5,960 as of June 30, 2017 and December 31, 2016, respectively	218,252	207,292
Inventories	44,127	41,979
Prepaid expenses	7,244	5,534
Other receivables	6,954	8,691
Other current assets	1,324	2,019
Total current assets	549,640	341,289
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $157,015 and $137,629 as of June 30, 2017, and December 31, 2016, respectively	407,120	337,412
Goodwill	135,338	133,271
Intangible assets, net	120,658	130,973
Other assets	2,069	2,457
Total assets	$1,214,825	$945,402
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116,895	$110,694
Accrued liabilities	83,078	85,243
Current maturities of long-term debt	21,048	16,654
Derivative liabilities	61,261	57,415
Total current liabilities	282,282	270,006
Long-term debt, net of current maturities	652,821	432,644
Other long-term obligations and deferred credits	62,391	46,267
Deferred income taxes	11,985	7,656
Total liabilities	1,009,479	756,573
Commitments and contingencies (Note 15)
Equity:
Preferred stock	—	—
Common stock	17	17
Additional paid-in capital	264,643	249,832
Accumulated deficit	(34,765)	(39,296)
Treasury stock, at cost	(24,549)	(21,724)
Total stockholders' equity	205,346	188,829
Total liabilities and equity	$1,214,825	$945,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$340,926	$275,750	$640,059	$520,795
Cost of goods sold before depreciation, depletion and amortization	263,574	222,216	499,333	420,974
Selling, general and administrative expenses	30,200	23,180	56,017	46,343
Depreciation, depletion and amortization	16,350	13,015	32,209	24,656
Loss on revaluation of contingent consideration	720	364	1,328	1,611
Gain on sale of assets	(198)	(114)	(390)	(13)
Operating income	30,280	17,089	51,562	27,224
Interest expense, net	(10,368)	(6,598)	(20,510)	(12,298)
Derivative loss	(15,766)	(2,562)	(13,910)	(15,342)
Loss on extinguishment of debt	—	(12,003)	—	(12,003)
Other income, net	596	510	1,304	1,007
Income (loss) from continuing operations before income taxes	4,742	(3,564)	18,446	(11,412)
Income tax expense (benefit)	6,911	(251)	13,613	1,740
(Loss) income from continuing operations	(2,169)	(3,313)	4,833	(13,152)
Loss from discontinued operations, net of taxes	(180)	(164)	(302)	(352)
Net (loss) income	$(2,349)	$(3,477)	$4,531	$(13,504)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.14)	$(0.22)	$0.31	$(0.89)
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.02)	(0.02)
Net (loss) income per share – basic	$(0.15)	$(0.23)	$0.29	$(0.91)

Diluted income (loss) per share:
(Loss) income from continuing operations	$(0.14)	$(0.22)	$0.29	$(0.89)
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.02)	(0.02)
Net (loss) income per share – diluted	$(0.15)	$(0.23)	$0.27	$(0.91)

Weighted average shares outstanding:
Basic	15,703	14,920	15,601	14,854
Diluted	15,703	14,920	16,531	14,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2015	14,871	$16	$201,015	$(48,157)	$(18,867)	$134,007
Stock-based compensation expense	—	—	4,121	—	—	4,121
Excess tax benefits from share-based compensation	—	—	3,908	—	—	3,908
Restricted stock vesting	8	—	—	—	—	—
Restricted stock grants, net of cancellations	171	—	—	—	—	—
Stock options exercised	1	—	28	—	—	28
Warrants exercised	219	—	11,131	—	—	11,131
Other treasury shares purchases	(42)	—	—	—	(2,654)	(2,654)
Net loss	—	—	—	(13,504)	—	(13,504)
BALANCE, June 30, 2016	15,228	$16	$220,203	$(61,661)	$(21,521)	$137,037

BALANCE, December 31, 2016	15,696	$17	$249,832	$(39,296)	$(21,724)	$188,829
Stock-based compensation expense	—	—	4,253	—	—	4,253
Restricted stock vesting	9	—	—	—	—	—
Restricted stock grants, net of cancellations	152	—	—	—	—	—
Stock options exercised	6	—	132	—	—	132
Warrants exercised	171	—	10,426	—	—	10,426
Other treasury share purchases	(41)	—	—	—	(2,825)	(2,825)
Net income	—	—	—	4,531	—	4,531
BALANCE, June 30, 2017	15,993	$17	$264,643	$(34,765)	$(24,549)	$205,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,531	$(13,504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	32,209	24,656
Debt issuance cost amortization	1,041	1,017
Amortization of discount on long-term incentive plan and other accrued interest	374	250
Amortization of premium on long-term debt	(775)	—
Net loss on derivative	13,910	15,342
Net loss on revaluation of contingent consideration	1,328	1,611
Net gain on sale of assets	(390)	(13)
Loss on extinguishment of debt	—	12,003
Deferred income taxes	4,816	2,863
Provision for doubtful accounts and customer disputes	1,896	522
Stock-based compensation	4,253	4,121
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(12,856)	(3,834)
Inventories	(1,942)	(2,583)
Prepaid expenses and other current assets	98	(798)
Other assets and liabilities	(22)	780
Accounts payable and accrued liabilities	4,684	(6,915)
Net cash provided by operating activities	53,155	35,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,692)	(22,933)
Payments for acquisitions, net of cash acquired	(32,836)	(44,272)
Proceeds from disposals of property, plant and equipment	841	373
Proceeds from disposal of businesses	873	250
Net cash used in investing activities	(49,814)	(66,582)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	—	128,789
Repayments of revolver borrowings	—	(173,789)
Proceeds from issuance of debt	211,500	400,000
Repayments of debt	—	(200,000)
Premium paid on early retirement of debt	—	(8,500)
Proceeds from exercise of stock options and warrants	494	110
Payments of other long-term obligations	(4,536)	(2,979)
Payments for other financing	(8,778)	(5,033)
Debt issuance costs	(3,231)	(7,689)
Other treasury share purchases	(2,825)	(2,654)
Net cash provided by financing activities	192,624	128,255
NET INCREASE IN CASH AND CASH EQUIVALENTS	195,965	97,191
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,774	3,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$271,739	$101,116

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,155	$10,781
Cash paid for income taxes	$12,302	$2,744

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$24,393	$18,495
Settlement of accounts receivable for acquisition of a business	$—	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of our results expected for the year ending December 31, 2017, or for any future period.

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

Standards/Updates Adopted This Year

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

The guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than a financing activity. Retrospective application of the cash flow presentation requirement resulted in an increase to net cash provided by operating activities of $3.9 million and a decrease to net cash provided by financing activities of $3.9 million for the six months ended June 30, 2016. Further, this guidance permits an entity to make an accounting policy election to either estimate forfeitures on stock compensation awards, as previously required, or to recognize forfeitures as they occur. We elected to change our accounting policy from estimating forfeitures expected to occur to recognizing forfeitures as they occur. This change in policy did not have a material impact on our financial condition, results of operations, or cash flows.

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

In February 2016, the FASB issued an amendment related to leases. The new guidance requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous guidance. The new standard is effective for annual periods beginning after December 15, 2018 and interim periods within those periods, with early adoption permitted. The Company's undiscounted minimum contractual commitments under long-term operating leases, which were not recorded on the consolidated balance sheets, were $69.4 million as of June 30, 2017 and $79.1 million as of December 31, 2016. These amounts estimate the effect to total assets and total liabilities that the new accounting standard would have as of those dates. We are currently evaluating the impact that this standard will have on our financial condition and results of operations, and cash flows. The standard will be adopted in the first quarter of 2019 using a modified retrospective transition beginning with the earliest comparative period presented.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The guidance is effective for interim and annual reporting periods that begin after December 15, 2017. Early adoption of the standard is permitted, but not before the original effective date of December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). While we continue to evaluate the effect that the updated standard will have on our consolidated financial condition, results of operations and cash flows, we do not expect its adoption to have a material impact on our financial results. We primarily earn our revenue by producing and delivering ready-mixed concrete, aggregates, and related building materials, as requested by our customers primarily through purchase orders. We generally do not have significant customer contracts and do not provide post-delivery services, such as paving or finishing. As such, adoption of the new guidance should not result in significant changes in the amount of revenue recognized or the timing of when such revenue is recognized. We expect to adopt the new guidance in the first quarter of 2018, when it becomes effective for us, using the modified retrospective transition method.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2016 Form 10-K.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS

2017 Acquisitions

On April 7, 2017, we completed the acquisition of certain assets from Corbett Aggregate Companies, LLC ("Corbett"), in Quinton, New Jersey and Salem, New Jersey. The acquisition included approximately 401 acres of land with over 35 million tons of proven aggregates reserves. Also included in the acquisition was a long-term lease with the South Jersey Port Corporation for an export dock as well as a licensing agreement with the exclusive right to move coarse and fine aggregates through the North Shore Terminal located on Staten Island, New York. We are accounting for this transaction as a business acquisition in accordance with our accounting policy, as we acquired inputs and processes that have the ability to create outputs.

The consideration for this acquisition was satisfied by $29.6 million in cash and potential contingent consideration of $23.0 million based on the amount of reserves permitted over a two-year minimum period. See Note 11 for additional information regarding contingent consideration. The cash portion was funded through cash on hand.

The fair value of assets acquired and liabilities assumed in the Corbett acquisition were as follows: $49.1 million of property, plant, and equipment, $0.2 million of inventory, and less than $0.1 million of other current assets. We recognized goodwill of $0.9 million equal to the excess of the purchase consideration over the fair value of the assets acquired and the liabilities assumed. The recording of this business combination is preliminary and remains subject to adjustments, including, but not limited to, the fair value of contingent consideration and property, plant, and equipment.

2016 Acquisitions

During 2016, we completed four acquisitions that expanded our ready-mixed concrete operations in the New York Metropolitan market for total consideration of $142.8 million and two individually immaterial ready-mixed concrete operations in our West Texas market for total consideration of $3.5 million. The combined assets acquired through the New York acquisitions included land, 10 ready-mixed concrete plants, and a fleet of 189 mixer trucks. On February 26, 2016, we completed the acquisition of all of the assets of Greco Brothers Concrete of L.I., Inc. ("Greco"), located in Brooklyn. On June 24, 2016, we completed the acquisition of the assets of Nycon Supply Corp. ("Nycon"), located in Queens. On August 10, 2016, we completed the acquisition of the assets of Jenna Concrete Corp. ("Jenna"), located in Bronx. On August 22, 2016, we completed the acquisition of the assets of Kings Ready Mix Inc. ("Kings"), located in Brooklyn. In addition, on March 31, 2016 and September 13, 2016, we acquired two individually immaterial ready-mixed concrete operations in our West Texas market.

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

We made changes to the preliminary purchase price allocations for the 2016 acquisitions during the first six months of 2017, primarily related to working capital adjustments and the fair value of identifiable intangible assets. The recording of three of the six business combinations is preliminary, and we expect to record adjustments as we accumulate information needed to estimate the fair value of the assets acquired and liabilities assumed. We expect further adjustments including, but not limited to, adjustments related to determination of the conclusion of tax attributes as of the acquisition date and the fair value of identifiable intangible assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total consideration for the 2016 acquisitions and the provisional amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition date (in thousands):

2016 Acquisitions
Cash	$9
Accounts receivable (1)	12,314
Inventory	1,249
Other current assets	68
Property, plant and equipment	34,918
Definite-lived intangible assets	47,144
Total assets acquired	95,702
Current liabilities	7,055
Other long-term liabilities	3,165
Total liabilities assumed	10,220
Goodwill	60,035
Total consideration (fair value) (2)	$145,517

(1)	The aggregate fair value of the acquired accounts receivable approximates the aggregate gross contractual amount as of the respective acquisition dates.

(2)	Deferred payments included at fair value.

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

Acquired Intangibles

Intangible assets acquired in 2016 totaling $47.1 million consisted of trade names, customer relationships, non-compete agreements, and leasehold interests. The amortization period of these intangible assets range from seven months to seven years. The major classes of intangible assets acquired in the 2016 acquisitions were as follows (in thousands of dollars):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	6.00	$34,064
Trade names	2.62	2,818
Non-compete agreements	5.00	5,307
Leasehold interests	5.00	4,955
Total		$47,144

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, the estimated future aggregate amortization expense of definite-lived intangible assets from the acquisitions was as follows (in thousands):

Year Ending December 31,
2017 (remainder of the year)	$4,262
2018	8,523
2019	8,258
2020	7,729
2021	6,805
Thereafter	3,275
Total	$38,852

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheet is an unfavorable lease intangible with a gross carrying amount of $0.4 million and a net carrying amount of $0.3 million as of June 30, 2017. This unfavorable lease intangible will be amortized over its remaining lease term.

During the three and six months ended June 30, 2017, we recorded $2.1 million and $4.3 million of amortization expense related to these intangible assets and unfavorable lease intangibles.

The goodwill ascribed to each of the 2016 and 2017 acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill associated with our 2016 acquisitions relates to our ready-mixed concrete reportable segment. See Note 6 for the allocation of goodwill from our 2017 acquisition to our segments. We expect the goodwill to generally be deductible for tax purposes. See Note 12 for additional information regarding income taxes.

Actual and Pro Forma Impact of Acquisitions

During the three months ended June 30, 2017, we recorded approximately $42.2 million of revenue and $6.4 million of operating income in our condensed consolidated statements of operations related to the 2016 and 2017 acquisitions. During the three months ended June 30, 2016, we recorded approximately $2.8 million of revenue and $0.3 million of operating income in our condensed consolidated statements of operations related to the 2016 acquisitions.

During the six months ended June 30, 2017, we recorded approximately $82.1 million of revenue and $12.7 million of operating income in our condensed consolidated statements of operations related to the 2016 and 2017 acquisitions. During the six months ended June 30, 2016, we recorded approximately $2.9 million of revenue and less than $0.1 million of operating income in our condensed consolidated statements of operations related to the 2016 acquisitions.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma information presented below reflects the combined financial results for all of the acquisitions completed during 2016 and 2017, excluding the two 2016 individually immaterial acquisitions in West Texas described above, because historical financial results for these operations were not material and were impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations for the three and six months ended June 30, 2017 and 2016, as if the 2017 acquisition had been completed on January 1, 2016, and the 2016 acquisitions had been completed on January 1, 2015 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$344,349	$316,312	$647,407	$609,462
Net (loss) income	$(1,914)	$(974)	$5,867	$(7,573)

(Loss) income per share, basic	$(0.12)	$(0.07)	$0.38	$(0.51)
(Loss) income per share, diluted	$(0.12)	$(0.07)	$0.35	$(0.51)

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the five acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2017 acquisition occurred on January 1, 2016, and the 2016 acquisitions occurred on January 1, 2015.

The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Decrease (increase) in intangible amortization expense	$18	$(2,080)	$137	$(4,161)
Exclusion of buyer transaction costs	$163	$263	$392	$812
Decrease (increase) in interest expense	$86	$(93)	$170	$(184)
Increase in income tax expense	$(299)	$(1,720)	$(824)	$(3,676)

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

The results of these discontinued operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expenses	$295	$271	$495	$571
Loss from discontinued operations, before income taxes	(295)	(271)	(495)	(571)
Income tax benefit	(115)	(107)	(193)	(219)
Loss from discontinued operations, net of taxes	$(180)	$(164)	$(302)	$(352)

Cash flows from operating activities included operating cash flows used in discontinued operations of $0.6 million and $0.3 million during the six months ended June 30, 2017 and 2016, respectively. Cash flows from investing activities included investing cash flows provided by discontinued operations of $0.6 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

5.	INVENTORIES

Inventories as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$40,442	$38,752
Building materials for resale	2,336	1,923
Other	1,349	1,304
Total inventories	$44,127	$41,979

6.     GOODWILL AND OTHER INTANGIBLES

Goodwill

The changes in goodwill by reportable segment from December 31, 2016 to June 30, 2017 were as follows (in thousands):

	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Balance at December 31, 2016	$127,515	$2,494	$3,262	$133,271
2017 acquisition	—	—	891	891
Adjustment for prior period business combination(1)	—	1,176	—	1,176
Balance at June 30, 2017	$127,515	$3,670	$4,153	$135,338

(1)
Reflects the correction of a $1.2 million prior period error in the acquisition accounting for a 2015 acquisition. This correction was recorded in the current period as it was not material to the prior periods and had no impact on the Condensed Consolidated Statements of Operations of any period.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Intangibles

Our purchased intangible assets were as follows as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$82,293	$(22,184)	$60,109	5.49
Trade names	44,456	(6,585)	37,871	20.05
Non-competes	16,875	(6,836)	10,039	3.36
Leasehold interests	12,480	(2,535)	9,945	7.05
Favorable contract	3,650	(2,434)	1,216	1.17
Total definite-lived intangible assets	159,754	(40,574)	119,180	10.03
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$161,232	$(40,574)	$120,658

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, the estimated remaining amortization of our definite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2017 (remainder of the year)	$10,287
2018	20,143
2019	18,301
2020	16,110
2021	14,687
Thereafter	39,652
Total	$119,180

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheet are unfavorable lease intangibles with a gross carrying amount of $1.5 million and a net carrying amount of $1.2 million as of June 30, 2017. These unfavorable lease intangibles have a weighted average remaining life of 5.33 years.

We recorded $5.1 million and $3.5 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended June 30, 2017 and 2016, respectively. We recorded $10.3 million and $6.9 million of amortization expense on our definite-lived intangible assets and unfavorable lease liabilities for the six months ended June 30, 2017 and 2016, respectively. This amortization expense is included in the accompanying condensed consolidated statements of operations.

7.	ACCRUED LIABILITIES

Our accrued liabilities were as follows (in thousands):

	June 30, 2017	December 31, 2016
Accrued materials	$23,134	$20,349
Accrued insurance reserves	16,043	15,206
Accrued compensation and benefits	13,751	2,217
Accrued property, sales and other taxes	7,776	9,227
Deferred consideration	7,414	16,553
Accrued interest	3,278	11,829
Contingent consideration, current portion	2,518	2,418
Deferred rent	2,236	2,232
Other	6,928	5,212
Total accrued liabilities	$83,078	$85,243

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT

Our debt and capital leases were as follows (in thousands):

	June 30, 2017	December 31, 2016
Senior unsecured notes due 2024 and unamortized premium(1)	$610,724	$400,000
Senior secured credit facility	—	—
Capital leases	48,149	37,860
Other financing	25,575	20,248
Debt issuance costs	(10,579)	(8,810)
Total debt	673,869	449,298
Less: current maturities	(21,048)	(16,654)
Long-term debt, net of current maturities	$652,821	$432,644

(1)	The effective interest rates for these notes as of June 30, 2017 and December 31, 2016 were 6.47% and 6.62%, respectively.

Senior Unsecured Notes due 2024

In 2016, we issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the "2024 Notes"). On January 9, 2017, we completed an offering of $200.0 million aggregate principal amount of additional 2024 Notes (the "Additional Notes") at an issue price of 105.75%. The terms of the Additional Notes are identical to the terms of the 2024 Notes, other than the issue date, the issue price, the first interest payment date, and the provisions relating to transfer restrictions and registration rights. We used the net proceeds from the offering of the Additional Notes, which were approximately $208.4 million, to increase our liquidity.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Senior Secured Credit Facility

On November 18, 2015, we entered into the Second Amended and Restated Loan and Security Agreement (the “Second A/R Loan Agreement”) with Bank of America, N.A., as administrative agent, and certain financial institutions named therein, as lenders (the "Lenders"), which amended and restated the First Amended and Restated Loan and Security Agreement dated October 29, 2013 (the "2013 Loan Agreement") and provides us with the Revolving Facility of up to $250.0 million. The maturity date of the Revolving Facility is November 18, 2020. As of June 30, 2017, we had no outstanding borrowings on the Second A/R Loan Agreement, and we had $14.3 million of undrawn standby letters of credit under the Revolving Facility.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, all as specified in the Second A/R Loan Agreement and discussed further below. Our availability under the Revolving Facility at June 30, 2017 increased to $232.5 million from $221.3 million at December 31, 2016. The Second A/R Loan Agreement also contains a provision for over-advances and protective advances by Lenders, in each case, of up to $25.0 million in excess of borrowing base levels. The Second A/R Loan Agreement provides for swingline loans, up to a $15.0 million sublimit, and letters of credit, up to a $30.0 million sublimit.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement. For the trailing 12-month period ended June 30, 2017, our fixed charge coverage ratio was 2.53 to 1.0. As of June 30, 2017, we were in compliance with all covenants under the Second A/R Loan Agreement.

The Second A/R Loan Agreement is secured by a first priority lien on substantially all of the personal property of the Company and our guarantors, subject to permitted liens and certain exceptions.

Capital Leases and Other Financing

We have a series of promissory notes with various lenders for the purchase of mixer trucks and other machinery and equipment in an aggregate original principal amount of $42.7 million, with fixed annual interest rates ranging from less than 2.50% to 4.86%, payable monthly for terms ranging from less than one to five years.

We have leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment for a total original principal amount of $64.5 million, with fixed annual interest rates ranging from less than 0.01% to 5.24%, payable monthly for terms ranging from two to five years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases. The current portion of capital leases included in current maturities of long-term debt was $12.9 million as of June 30, 2017 and $9.8 million as of December 31, 2016.

The weighted average interest rate of our capital leases and other financings was 3.21% as of June 30, 2017 and 3.11% as of December 31, 2016.

9.	WARRANTS

On August 31, 2010, we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock (collectively, the "Warrants").  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of August 31, 2010 and will expire on August 31, 2017. The Warrants are included in derivative liabilities on the accompanying condensed consolidated balance sheets (see Note 10) and are recorded at their fair value (see Note 11). The Warrants are also included in the potentially dilutive securities included in the calculation of diluted earnings (loss) per share as shares of our common stock would be issued if the Warrants were exercised (see Note 14). The Warrants are classified as a current liability on the accompanying condensed consolidated balance sheets, as they can be exercised by the holders at any time. As of June 30, 2017, there were approximately 0.7 million Class A Warrants and 0.4 million Class B Warrants outstanding.

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

The following table presents the fair value of our derivative instruments as of June 30, 2017 and December 31, 2016 (in thousands):

		Fair Value
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Balance Sheet Location	June 30, 2017	December 31, 2016
Warrants	Derivative liabilities	$61,261	$57,415

The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, respectively, excluding income tax effects (in thousands):

		Three Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location of Loss Recognized	June 30, 2017	June 30, 2016
Warrants	Derivative loss	$(15,766)	$(2,562)

		Six Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Location of Loss Recognized	June 30, 2017	June 30, 2016
Warrants	Derivative loss	$(13,910)	$(15,342)

Warrant volume positions represent the number of shares of common stock underlying the instruments.  The table below presents our volume positions as of June 30, 2017 and December 31, 2016 (in thousands):

	Number of Shares
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	June 30, 2017	December 31, 2016
Warrants	1,127	1,395

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$61,261	$—	$61,261	$—
Contingent consideration, including current portion (1) (2) (3) (4) (5)	52,032	—	—	52,032
	$113,293	$—	$61,261	$52,032

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$57,415	$—	$57,415	$—
Contingent consideration, including current portion (1) (2) (4) (5) (6)	32,212	—	—	32,212
	$89,627	$—	$57,415	$32,212

(1)
The current portion of contingent consideration is included in accrued liabilities in our condensed consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our condensed consolidated balance sheets.

(2)
Includes the fair value of the contingent consideration associated with the 2015 acquisition of Ferrara Bros. Building Materials Corp. ("Ferrara Bros. Contingent Consideration"). The fair value was determined based on the expected vesting of incentive awards granted to the former owners at acquisition based on probability-weighted assumptions related to the achievement of certain annual EBITDA thresholds, using a discount rate of 8.75% as of both June 30, 2017 and December 31, 2016. The fair value of the Ferrara Bros. Contingent Consideration was $27.2 million and $26.3 million as of June 30, 2017 and December 31, 2016, respectively. The Ferrara Bros. Contingent Consideration payments were capped at $35.0 million over a four-year period beginning in 2017 as of both June 30, 2017 and December 31, 2016.

(3)
Includes the fair value of the contingent consideration associated with the 2017 acquisition of certain assets of Corbett Aggregates Company, LLC. ("Corbett Contingent Consideration"). The fair value was determined based on the expected consideration that will be due to the former owner based on the probability-weighted assumptions related to the achievement of obtaining permits for mining all available reserves, using a discount rate of 5.0% as of June 30, 2017. The fair value of the Corbett Contingent Consideration was $20.7 million as of June 30, 2017. The Corbett Contingent Consideration payments were capped at $23.0 million over a two-year minimum period as of June 30, 2017.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)
Includes the fair value of the earn-out payments associated with the 2015 acquisition of Right Away Redy Mix, Inc. (the "Right Away Earn-out"). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of annual sales volume milestones, using a discount rate of 8.50% as of both June 30, 2017 and December 31, 2016. The fair value of the Right Away Earn-out was $3.5 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively. The remaining Right Away Earn-out payments were capped at $4.3 million over a four-year period and $5.0 million over a five-year period as of June 30, 2017 and December 31, 2016, respectively.

(5)
Includes the fair value of the earn-out payments associated with the 2015 acquisition of DuBrook Concrete, Inc. ("DuBrook Earn-out"). The fair value was determined based on the expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of sales volume milestones, using a discount rate of 15.75% as of both June 30, 2017 and December 31, 2016. The fair value of the DuBrook Earn-out was $0.6 million as of both June 30, 2017 and December 31, 2016. The Dubrook Earn-out payments are not capped; however, we do not expect total payments to be in excess of $0.7 million over a three-year period as of both June 30, 2017 and December 31, 2016, respectively.

(6)
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

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data.  The key inputs in determining our derivative liabilities include our stock price, stock price volatility, and risk free interest rates. As of June 30, 2017, observable market data existed for all of the key inputs in determining the fair value of our Warrants.

The liabilities for the Right Away Earn-out and the Ferrara Bros. Contingent Consideration were valued using Monte Carlo simulations which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liabilities for the Corbett Contingent Consideration were valued using the income approach which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liabilities for the Bode Earn-out, the DuBrook Earn-out, and the contingent consideration associated with one of the individually immaterial 2015 acquisitions were valued using a discounted cash flow technique. Inputs into the model were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar observable inputs. The key inputs in determining the fair value of the contingent consideration as of June 30, 2017 and December 31, 2016 included discount rates ranging from 5.00% to 15.75% and management's estimates of future sales volumes, EBITDA and permitted reserves. Changes in these inputs will impact the valuation of our contingent consideration obligations and will result in gain or loss each quarterly period.

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2016 to June 30, 2017 is provided below (in thousands):

Contingent Consideration
Balance at December 31, 2016	$32,212
Acquisitions (1)	20,621
Total losses included in earnings (2)	1,328
Payment on contingent consideration	(2,129)
Balance at June 30, 2017	$52,032

(1)	Represents the fair value of the contingent consideration associated with the Corbett acquisition as of the acquisition date.

(2)	Represents the net loss on revaluation of contingent consideration, which is included in loss on revaluation of contingent consideration in our condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2024 Notes, estimated based on broker/dealer quoted market prices (i.e., Level 2 inputs), was $634.5 million as of June 30, 2017. The carrying value of any outstanding amounts under our Second A/R Loan Agreement approximates fair value due to the floating interest rate. There were no such amounts outstanding as of June 30, 2017 or December 31, 2016.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

We recorded income tax expense allocated to continuing operations of $6.9 million and $13.6 million for the three and six months ended June 30, 2017, respectively. We recorded a tax benefit allocated to continuing operations of $0.3 million and income tax expense allocated to continuing operations of $1.7 million for the three and six months ended June 30, 2016, respectively. We recorded a tax benefit of $0.1 million and $0.2 million allocated to discontinued operations for the three and six months ended June 30, 2017. We recorded a tax benefit of $0.1 million and $0.2 million allocated to discontinued operations for the three and six months ended June 30, 2016, respectively. For the six months ended June 30, 2017, our effective tax rate differed from the federal statutory rate primarily due to adjustments related to certain state net operating loss (“NOL”) carryforwards that will not be utilized prior to expiration and other cumulative adjustments to deferred income taxes, which both resulted in additional income tax expense. In addition, the adoption of ASU 2016-09 on January 1, 2017 (see Note 2) required the current period income tax benefit related to stock compensation to be reflected in the income statement instead of additional paid-in-capital, as previously required. For the six months ended June 30, 2016, our effective tax rate differed from the federal statutory tax rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on a basis other than pre-tax income (loss). In addition, for both the three months ended June 30, 2017 and 2016, our effective tax rate differed from the federal statutory rate due to the tax impact of derivative gains and losses related to our Warrants.  These derivative gains and losses were excluded from the calculation of our income tax provision and were treated as an unrecognized tax position. For the six months ended June 30, 2017, our tax provision excluded $5.4 million of tax benefit related to our $13.9 million derivative loss. For the six months ended June 30, 2016, our tax provision excluded $4.1 million of tax benefit related to our $15.3 million derivative loss.

In accordance with U.S. GAAP, we reduce the value of deferred tax assets to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on generating sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of June 30, 2017 and December 31, 2016 for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability was approximately $12.0 million as of June 30, 2017 and approximately $7.7 million as of December 31, 2016. We made income tax payments of approximately $6.6 million and $12.3 million during the three and six months ended June 30, 2017. We made income tax payments of approximately $0.6 million and $2.7 million during the three and six months ended June 30, 2016.

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the six months ended June 30, 2017 and 2016, we recorded unrecognized tax benefits of $5.7 million and $4.5 million, respectively.

13.	STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

The following table presents information regarding our common stock (in thousands):

	June 30, 2017	December 31, 2016
Shares authorized	100,000	100,000
Shares outstanding at end of period	15,993	15,696
Shares held in treasury	929	888

There was no preferred stock issued or outstanding as of June 30, 2017 or December 31, 2016.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Program

In May 2014, our Board authorized a program to repurchase up to $50.0 million of our outstanding common stock (the "Share Repurchase Program") until the earlier of March 31, 2017, or a determination by the Board to discontinue the Share Repurchase Program. We made no repurchases of our common stock as of March 31, 2017 under the Share Repurchase Program.

In March 2017, given the impending expiration of our Share Repurchase Program, our Board authorized a new share repurchase program to repurchase up to $50.0 million of our outstanding common stock (the "Second Share Repurchase Program") effective April 1, 2017 until the earlier of March 31, 2020, or a determination by the Board to discontinue the Second Share Repurchase Program. We made no repurchases of our common stock as of June 30, 2017 under the Second Share Repurchase Program.

Treasury Stock

Employees may elect to satisfy their minimum tax obligations on the vesting of their equity awards by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 41,000 shares with a total value of approximately $2.8 million during the six months ended June 30, 2017. We withheld approximately 42,000 shares with a total value of approximately $2.7 million during the six months ended June 30, 2016. We accounted for the minimum withholding of these shares as treasury stock.

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

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (1)	2016 (1)	2017	2016 (1)
Numerator:
(Loss) income from continuing operations	$(2,169)	$(3,313)	$4,833	$(13,152)
Loss from discontinued operations, net of taxes	(180)	(164)	(302)	(352)
Numerator for diluted earnings (loss) per share	$(2,349)	$(3,477)	$4,531	$(13,504)

Denominator:
Basic weighted average common shares outstanding	15,703	14,920	15,601	14,854
Restricted stock awards and restricted stock units	—	—	123	—
Warrants	—	—	791	—
Stock options	—	—	16	—
Denominator for diluted earnings (loss) per share	15,703	14,920	16,531	14,854

(1) We reported a loss from continuing operations for the three months ended June 30, 2017 and the three and six months ended June 30, 2016, and thus the share count used in the basic and diluted earnings per share calculation is the same.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2017 and 2016, our potentially dilutive shares include the shares underlying our restricted stock awards, restricted stock units, stock options and Warrants. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Potentially dilutive shares:
Unvested restricted stock awards and restricted stock units	275	265	131	265
Stock options	19	30	—	30
Warrants	1,127	1,955	—	1,955
Total potentially dilutive shares	1,421	2,250	131	2,250

15.	COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2017, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2017.

On March 28, 2017, Hans Ruedelstein, individually and on behalf of all others similarly situated, filed a purported class action lawsuit in the United States District Court of Northern Texas, Fort Worth Division, against the Company, William J. Sandbrook, William M. Brown and Joseph C. Tusa, Jr. alleging violations of certain federal securities laws.  The case was filed purportedly on behalf of purchasers of the Company's stock between March 6, 2015 and March 23, 2017. The complaint does not specify an amount of damages sought. On June 22, 2017, Robert Abric and Donald Bellafiore were appointed as co-lead plaintiffs. The Company denies the allegations in the complaint and intends to vigorously pursue its defense.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2017.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount recorded in accrued liabilities in our condensed consolidated balance sheet for estimated losses was $14.7 million as of June 30, 2017, compared to $13.5 million as of December 31, 2016.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $29.3 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2017. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of June 30, 2017.

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

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, Northern California, New York, New Jersey, Washington, D.C., Oklahoma, and the U.S. Virgin Islands. Our aggregate products segment includes crushed stone, sand and gravel products and serves the North Texas, West Texas, New York, New Jersey, Oklahoma, and U.S. Virgin Islands markets in which our ready-mixed concrete segment operates. Other products not associated with a reportable segment include our building materials stores, hauling operations, lime slurry, ARIDUS® Rapid Drying Concrete technology, brokered product sales, a recycled aggregates operation, an aggregate distribution operation, and an industrial waterfront marine terminal and sales yard. The financial results of the acquisitions have been included in their respective reportable segment or in other products as of their respective acquisition dates.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Ready-mixed concrete
Sales to external customers	$310,122	$248,532	$585,578	$472,621
Aggregate products
Sales to external customers	12,036	10,607	21,333	18,466
Intersegment sales	10,730	8,517	19,257	15,803
Total aggregate products	22,766	19,124	40,590	34,269
Total reportable segment revenue	332,888	267,656	626,168	506,890
Other products and eliminations	8,038	8,094	13,891	13,905
Total revenue	$340,926	$275,750	$640,059	$520,795

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$49,646	$32,660	$91,150	$60,415
Aggregate products	8,674	5,151	12,671	8,075
Total reportable segment Adjusted EBITDA	$58,320	$37,811	$103,821	$68,490

Reconciliation of Total Reportable Segment Adjusted EBITDA to Income (Loss) From Continuing Operations:
Total reportable segment Adjusted EBITDA	$58,320	$37,811	$103,821	$68,490
Other products and eliminations from operations	3,166	2,674	6,023	4,232
Corporate overhead	(14,714)	(10,710)	(25,706)	(20,522)
Depreciation, depletion and amortization for reportable segments	(15,292)	(11,899)	(30,145)	(22,594)
Interest expense, net	(10,368)	(6,598)	(20,510)	(12,298)
Corporate loss on early extinguishment of debt	—	(12,003)	—	(12,003)
Corporate derivative gain (loss)	(15,766)	(2,562)	(13,910)	(15,342)
Loss on revaluation of contingent consideration for reportable segments	(720)	(364)	(1,328)	(1,611)
Corporate, other products and eliminations other income, net	116	87	201	236
Income (loss) from continuing operations before income taxes	4,742	(3,564)	18,446	(11,412)
Income tax expense	6,911	(251)	13,613	1,740
Income (loss) from continuing operations	$(2,169)	$(3,313)	$4,833	$(13,152)

Capital Expenditures:
Ready-mixed concrete	$6,216	$7,014	$12,323	$12,171
Aggregate products	1,409	3,014	5,677	8,013
Other products and corporate	349	1,685	692	2,749
Total capital expenditures	$7,974	$11,713	$18,692	$22,933

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue by Product:
Ready-mixed concrete	$310,122	$248,532	$585,578	$472,621
Aggregate products	12,036	10,607	21,333	18,466
Aggregates distribution	7,500	6,515	12,953	11,281
Building materials	6,674	5,498	10,744	9,246
Lime	2,445	1,986	5,140	4,349
Hauling	1,260	1,450	2,601	2,981
Other	889	1,162	1,710	1,851
Total revenue	$340,926	$275,750	$640,059	$520,795

	As of June 30, 2017	As of December 31, 2016
Identifiable Property, Plant And Equipment Assets:
Ready-mixed concrete	$248,272	$229,077
Aggregate products	134,895	87,064
Other products and corporate	23,953	21,271
Total identifiable assets	$407,120	$337,412

17.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	270,354	$1,385	$—	$271,739
Trade accounts receivable, net	—	217,871	381	—	218,252
Inventories	—	41,038	3,089	—	44,127
Prepaid expenses	—	7,206	38	—	7,244
Other receivables	731	6,218	5	—	6,954
Other current assets	7,467	1,308	16	(7,467)	1,324
Total current assets	8,198	543,995	4,914	(7,467)	549,640
Property, plant and equipment, net	—	383,270	23,850	—	407,120
Goodwill	—	129,585	5,753	—	135,338
Intangible assets, net	—	117,794	2,864	—	120,658
Deferred income taxes	—	—	559	(559)	—
Investment in subsidiaries	401,047	—	—	(401,047)	—
Intercompany receivables	466,833	—	—	(466,833)	—
Other assets	—	2,022	47	—	2,069
Total assets	$876,078	$1,176,666	$37,987	$(875,906)	$1,214,825
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45	$115,308	$1,542	$—	$116,895
Accrued liabilities	7,841	80,535	2,169	(7,467)	83,078
Current maturities of long-term debt	—	21,048	—	—	21,048
Derivative liabilities	61,261	—	—	—	61,261
Total current liabilities	69,147	216,891	3,711	(7,467)	282,282
Long-term debt, net of current maturities	600,146	52,675	—	—	652,821
Other long-term obligations and deferred credits	1,439	60,078	874	—	62,391
Deferred income taxes	—	12,544	—	(559)	11,985
Intercompany payables	—	460,333	6,500	(466,833)	—
Total liabilities	670,732	802,521	11,085	(474,859)	1,009,479
Total stockholders' equity	205,346	374,145	26,902	(401,047)	205,346
Total liabilities and equity	$876,078	$1,176,666	$37,987	$(875,906)	$1,214,825

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$75,576	$198	$—	$75,774
Trade accounts receivable, net	—	206,426	866	—	207,292
Inventories	—	38,856	3,123	—	41,979
Prepaid expenses	—	5,516	18	—	5,534
Other receivables	1,200	7,491	—	—	8,691
Other current assets	39,239	2,004	15	(39,239)	2,019
Total current assets	40,439	335,869	4,220	(39,239)	341,289
Property, plant and equipment, net	—	314,332	23,080	—	337,412
Goodwill	—	127,518	5,753	—	133,271
Intangible assets, net	—	127,798	3,175	—	130,973
Deferred income taxes	—	—	561	(561)	—
Investment in subsidiaries	368,726	—	—	(368,726)	—
Intercompany receivables	239,776	—	—	(239,776)	—
Other assets	—	2,410	47	—	2,457
Total assets	$648,941	$907,927	$36,836	$(648,302)	$945,402
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$458	$108,803	$1,433	$—	$110,694
Accrued liabilities	5,365	117,104	2,013	(39,239)	85,243
Current maturities of long-term debt	—	16,654	—	—	16,654
Derivative liabilities	57,415	—	—	—	57,415
Total current liabilities	63,238	242,561	3,446	(39,239)	270,006
Long-term debt, net of current maturities	391,190	41,454	—	—	432,644
Other long-term obligations and deferred credits	5,684	39,613	970	—	46,267
Deferred income taxes	—	8,217	—	(561)	7,656
Intercompany payables	—	233,319	6,457	(239,776)	—
Total liabilities	460,112	565,164	10,873	(279,576)	756,573
Total stockholders' equity	188,829	342,763	25,963	(368,726)	188,829
Total liabilities and equity	$648,941	$907,927	$36,836	$(648,302)	$945,402

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$335,468	$5,458	$—	$340,926
Cost of goods sold before depreciation, depletion and amortization	—	259,733	3,841	—	263,574
Selling, general and administrative expenses	—	29,457	743	—	30,200
Depreciation, depletion and amortization	—	15,561	789	—	16,350
Loss on revaluation of contingent consideration	139	581	—	—	720
Gain on sale of assets	—	(198)	—	—	(198)
Operating (loss) income	(139)	30,334	85	—	30,280
Interest expense, net	(9,989)	(379)	—	—	(10,368)
Derivative loss	(15,766)	—	—	—	(15,766)
Other income (expense), net	—	622	(26)	—	596
(Loss) income from continuing operations before income taxes and equity in earnings of subsidiaries	(25,894)	30,577	59	—	4,742
Income tax (benefit) expense	(3,702)	10,610	3	—	6,911
(Loss) income from continuing operations, net of taxes and before equity in earnings of subsidiaries	(22,192)	19,967	56	—	(2,169)
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(180)	—	—	(180)
(Loss) income, net of taxes and before equity in earnings of subsidiaries	(22,192)	19,787	56	—	(2,349)
Equity in earnings of subsidiaries	19,843	—	—	(19,843)	—
Net (loss) income	$(2,349)	$19,787	$56	$(19,843)	$(2,349)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$269,812	$5,938	$—	$275,750
Cost of goods sold before depreciation, depletion and amortization	—	217,153	5,063	—	222,216
Selling, general and administrative expenses	—	22,626	554	—	23,180
Depreciation, depletion and amortization	—	11,688	1,327	—	13,015
(Gain) Loss on revaluation of contingent consideration	(261)	625	—	—	364
Gain on sale of assets	—	(114)	—	—	(114)
Operating income (loss)	261	17,834	(1,006)	—	17,089
Interest expense, net	(6,249)	(346)	(3)	—	(6,598)
Derivative loss	(2,562)	—	—	—	(2,562)
Loss on extinguishment of debt	(12,003)	—	—	—	(12,003)
Other income (expense), net	—	530	(20)	—	510
(Loss) income from continuing operations, net of taxes and before income taxes and equity in earnings of subsidiaries	(20,553)	18,018	(1,029)	—	(3,564)
Income tax (benefit) expense	(7,217)	7,440	(474)	—	(251)
(Loss) income from continuing operations, net of taxes and before equity in earnings of subsidiaries	(13,336)	10,578	(555)	—	(3,313)
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(164)	—	—	(164)
(Loss) income, net of taxes and before equity in earnings of subsidiaries	(13,336)	10,414	(555)	—	(3,477)
Equity in earnings of subsidiaries	9,859	—	—	(9,859)	—
Net (loss) income	$(3,477)	$10,414	$(555)	$(9,859)	$(3,477)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE INC. AND SUBSIDARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2017 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$629,491	$10,568	$—	$640,059
Cost of goods sold before depreciation, depletion and amortization	—	491,024	8,309	—	499,333
Selling, general and administrative expenses	—	54,655	1,362	—	56,017
Depreciation, depletion and amortization	—	30,929	1,280	—	32,209
Loss on revaluation of contingent consideration	280	1,048	—	—	1,328
(Gain) loss on sale of assets	—	(392)	2	—	(390)
Operating (loss) income	(280)	52,227	(385)	—	51,562
Interest expense, net	(19,688)	(822)	—	—	(20,510)
Derivative loss	(13,910)	—	—	—	(13,910)
Other income (expense), net	—	1,373	(69)	—	1,304
(Loss) income from continuing operations, net of taxes and before income taxes and equity in earnings of subsidiaries	(33,878)	52,778	(454)	—	18,446
Income tax (benefit) expense	(7,467)	21,097	(17)	—	13,613
(Loss) income from continuing operations, net of taxes and before equity in earnings of subsidiaries	(26,411)	31,681	(437)	—	4,833
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(302)	—	—	(302)
(Loss) income, net of taxes and before equity in earnings of subsidiaries	(26,411)	31,379	(437)	—	4,531
Equity in earnings of subsidiaries	30,942	—	—	(30,942)	—
Net income (loss)	$4,531	$31,379	$(437)	$(30,942)	$4,531

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SIX MONTHS ENDED, JUNE 30, 2016 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$510,183	$10,612	$—	$520,795
Cost of goods sold before depreciation, depletion and amortization	—	411,704	9,270	—	420,974
Selling, general and administrative expenses	—	45,322	1,021	—	46,343
Depreciation, depletion and amortization	—	23,180	1,476	—	24,656
Loss on revaluation of contingent consideration	184	1,427	—	—	1,611
Gain on sale of assets	—	(13)	—	—	(13)
Operating (loss) income	(184)	28,563	(1,155)	—	27,224
Interest expense, net	(11,624)	(666)	(8)	—	(12,298)
Derivative loss	(15,342)	—	—	—	(15,342)
Loss on extinguishment of debt	(12,003)	—	—		(12,003)
Other income (expense), net	—	1,024	(17)	—	1,007
(Loss) income from continuing operations, net of taxes and before income taxes and equity in earnings of subsidiaries	(39,153)	28,921	(1,180)	—	(11,412)
Income tax (benefit) expense	(9,228)	11,580	(612)	—	1,740
(Loss) income from continuing operations, net of taxes and before equity in earnings of subsidiaries	(29,925)	17,341	(568)	—	(13,152)
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(352)	—	—	(352)
(Loss) income, net of taxes and before equity in earnings of subsidiaries	(29,925)	16,989	(568)	—	(13,504)
Equity in earnings of subsidiaries	16,421	—	—	(16,421)	—
Net (loss) income	$(13,504)	$16,989	$(568)	$(16,421)	$(13,504)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by operating activities	$20,700	$61,704	$2,072	$(31,321)	$53,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(16,612)	(2,080)	—	(18,692)
Payments for acquisitions, net of cash acquired	469	(33,305)	—	—	(32,836)
Proceeds from disposals of property, plant and equipment	—	841	—	—	841
Proceeds from disposals of businesses	—	873	—	—	873
Investment in subsidiaries	(646)	—	—	646	—
Net cash (used in) provided by investing activities	(177)	(48,203)	(2,080)	646	(49,814)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	211,500	—	—	—	211,500
Proceeds from exercise of stock options and warrants	494	—	—	—	494
Payments of other long-term obligations	(2,925)	(1,611)	—	—	(4,536)
Payments for other financing	—	(8,778)	—	—	(8,778)
Debt issuance costs	(3,231)	—	—	—	(3,231)
Other treasury share purchases	(2,825)	—	—	—	(2,825)
Intercompany funding	(223,536)	191,666	1,195	30,675	—
Net cash (used in) provided by financing activities	(20,523)	181,277	1,195	30,675	192,624
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	194,778	1,187	—	195,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	75,576	198	—	75,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$270,354	$1,385	$—	$271,739

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash (used in) provided by operating activities	$(6,684)	$40,490	$1,712	$—	$35,518
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(20,909)	(2,024)	—	(22,933)
Payments for acquisitions, net of cash acquired	—	(44,272)	—	—	(44,272)
Proceeds from disposals of property, plant and equipment	—	373	—	—	373
Proceeds from disposals of businesses	—	250	—	—	250
Investment in subsidiaries	(300)	—	—	300	—
Net cash used in investing activities	(300)	(64,558)	(2,024)	300	(66,582)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	128,789	—	—	—	128,789
Repayments of revolver borrowings	(173,789)	—	—	—	(173,789)
Proceeds from issuance of debt	400,000	—	—	—	400,000
Repayments of debt	(200,000)	—	—	—	(200,000)
Premium paid on early retirement of debt	(8,500)	—	—	—	(8,500)
Proceeds from exercise of stock options and warrants	110	—	—	—	110
Payments of other long-term obligations	(657)	(2,322)	—	—	(2,979)
Payments for other financing	—	(5,033)	—	—	(5,033)
Debt issuance costs	(7,689)	—	—	—	(7,689)
Other treasury share purchases	(2,654)	—	—	—	(2,654)
Intercompany funding	(128,626)	127,881	1,045	(300)	—
Net cash provided by financing activities	6,984	120,526	1,045	(300)	128,255
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	96,458	733	—	97,191
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	3,854	71	—	3,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$100,312	$804	$—	$101,116

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

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 91.5% of our revenue for the six months ended June 30, 2017) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New York, New Jersey, Washington, D.C., Northern California, Oklahoma, and the U.S. Virgin Islands.

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

Aggregate Products. Our aggregate products segment (which represented 3.3% of our revenue for the six months ended June 30, 2017, excluding $19.3 million of intersegment sales) produced crushed stone, sand and gravel from 17 aggregates facilities located in New Jersey, Texas, Oklahoma, and the U.S. Virgin Islands. We sold these aggregates for use in commercial, industrial, and public works projects in the markets they serve, as well as consumed them internally in the production of ready-mixed concrete. We produced approximately 2.9 million tons of aggregates during the six months ended June 30, 2017, with Texas and Oklahoma representing 50%, New Jersey representing 45%, and the U.S. Virgin Islands representing 5% of the total production. We consumed 55% of our aggregate production internally and sold 45% to third-party customers during the six months ended June 30, 2017. Our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

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

Consolidated ready-mixed concrete average selling prices increased 4.2% for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, resulting in the 25th consecutive fiscal quarter of increased average selling prices year-over-year. For the six months ended June 30, 2017, our ready-mixed concrete sales volume increased 18.0% to 4.4 million cubic yards as compared to the six months ended June 30, 2016. Ready-mixed concrete sales prices and volume in the first half of 2017 as compared to the same period in 2016 were up overall primarily due to increased construction activity and ready-mixed concrete segment acquisitions completed last year.

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2017	2016	%(1)	2017	2016	%(1)
	(unaudited)			(unaudited)
Revenue	$340,926	$275,750	23.6%	$640,059	$520,795	22.9%
Cost of goods sold before depreciation, depletion and amortization	263,574	222,216	18.6	499,333	420,974	18.6
Selling, general and administrative expenses	30,200	23,180	30.3	56,017	46,343	20.9
Depreciation, depletion and amortization	16,350	13,015	25.6	32,209	24,656	30.6
Loss on revaluation of contingent consideration	720	364	97.8	1,328	1,611	(17.6)
Gain on sale of assets	(198)	(114)	(73.7)	(390)	(13)	NM
Operating income	30,280	17,089	77.2	51,562	27,224	89.4
Interest expense, net	(10,368)	(6,598)	57.1	(20,510)	(12,298)	66.8
Derivative loss	(15,766)	(2,562)	NM	(13,910)	(15,342)	(9.3)
Loss on extinguishment of debt	—	(12,003)	NM	—	(12,003)	NM
Other income, net	596	510	16.9	1,304	1,007	29.5
Income (loss) from continuing operations before income taxes	4,742	(3,564)	NM	18,446	(11,412)	NM
Income tax expense (benefit)	6,911	(251)	NM	13,613	1,740	NM
(Loss) income from continuing operations	(2,169)	(3,313)	(34.5)	4,833	(13,152)	NM
Loss from discontinued operations, net of taxes	(180)	(164)	9.8	(302)	(352)	(14.2)
Net (loss) income	$(2,349)	$(3,477)	(32.4%)	$4,531	$(13,504)	NM

Ready-mixed Concrete Data:
Average selling price per cubic yard	$134.43	$129.01	4.2%	$134.36	$127.78	5.1%
Sales volume in cubic yards	2,304	1,925	19.7%	4,353	3,689	18.0%

Aggregates Data:
Average selling price per ton	$12.86	$11.96	7.5%	$12.73	$11.69	8.9%
Sales volume in tons	1,529	1,412	8.3%	2,775	2,610	6.3%
(1)    "NM" is defined as "Not Meaningful".

Revenue. Revenue for the three months ended June 30, 2017 grew 23.6%, or $65.1 million, to $340.9 million from $275.8 million in the comparable 2016 quarter, primarily due to recent acquisitions and organic growth. We estimate that acquisitions completed since January 1, 2016 accounted for $42.2 million of revenue for the three months ended June 30, 2017. All of the major metropolitan markets in which we operate reported higher total revenue as a result of timing and mix of projects despite more adverse weather impacted days in the second quarter of 2017 as compared to the second quarter of 2016. Ready-mixed concrete sales, including revenue from recent acquisitions, contributed 94.5%, or $61.6 million, of our revenue growth, driven by a 19.7% increase in volume and a 4.2% increase in our average selling price. Aggregate products sales in the second quarter of 2017 grew $3.7 million, or 19.0%, to $22.8 million from $19.1 million in the 2016 second quarter, resulting from an 8.3% increase in volume and a 7.5% increase in average selling price. Other products revenue and eliminations, which includes building materials stores, hauling operations, lime slurry, brokered product sales, a recycled aggregates operation, an aggregate distribution operation, an industrial waterfront marine terminal and sales yard, and eliminations of our intersegment sales, decreased slightly in the 2017 second quarter to $8.0 million from $8.1 million in the 2016 second quarter.

Revenue for the six months ended June 30, 2017 grew 22.9%, or $119.3 million, to $640.1 million from $520.8 million in the comparable six months ended June 30, 2016, primarily due to recent acquisitions and organic growth. We estimate that acquisitions completed since January 1, 2016 accounted for $82.1 million of revenue for the six months ended June 30, 2017. All of our major markets experienced higher total revenue for the six months ended June 30, 2017 compared to the prior year period. Ready-mixed concrete sales, including revenue from recent acquisitions, contributed 94.7%, or $113.0 million of our revenue growth, driven by an 18.0% increase in volume and a 5.1% increase in our average selling price. Aggregate products sales grew $6.3 million, or 18.4%, to $40.6 million from $34.3 million, resulting primarily from an 8.9% increase in average selling price and a 6.3% increase in volume. Other products revenue and eliminations, as described above, remained flat at $13.9 million for the first six months of 2017 compared to the same period in 2016.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $41.4 million, or 18.6%, to $263.6 million in the second quarter of 2017 from $222.2 million in the comparable 2016 quarter. Our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. During the second quarter of 2017, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the comparable prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A decreased by 3.3% in the second quarter of 2017 compared to the second quarter of 2016, as we were able to leverage our costs against the higher volumes.

For the first six months of 2017, cost of goods sold before DD&A increased by $78.3 million, or 18.6%, to $499.3 million from $421.0 million in the first six months of 2016. Like the second quarter, our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment. During the first six months of 2017, our fixed costs increased over the comparable prior year period primarily due to higher costs to operate our facilities, as well as additional locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A decreased by 2.8% in the first six months of 2017 compared to the first six months of 2016.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $7.0 million, or 30.3%, to $30.2 million for the quarter ended June 30, 2017 from $23.2 million in the corresponding 2016 quarter. The increase was primarily attributable to personnel and other general administrative costs incurred by our corporate and regional offices to support growth and acquisition infrastructure. As a percentage of revenue, SG&A expenses increased to 8.9% in the 2017 second quarter from 8.4% in the 2016 second quarter.

For the first six months of 2017, SG&A expenses increased $9.7 million, or 20.9%, to $56.0 million from $46.3 million in the first six months of 2016. The increase was primarily attributable to corporate-related personnel expenses and other general and administrative expenses to support our growth initiatives and acquisition infrastructure. As a percentage of revenue, SG&A expenses decreased slightly to 8.8% in the first six months of 2017 from 8.9% in the first six months of 2016.

Depreciation, depletion and amortization. DD&A expense increased $3.4 million, or 25.6%, to $16.4 million for the three months ended June 30, 2017 from $13.0 million in the corresponding quarter of 2016, primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through recent acquisitions as well as incremental intangible amortization expense of $1.6 million related to our acquisitions.

For the first six months of 2017, DD&A expense increased $7.5 million, or 30.6%, to $32.2 million for the six months ended June 30, 2017 from $24.7 million in the first six months of 2016, primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through recent acquisitions as well as incremental intangible amortization expense of $3.4 million related to our acquisitions.

Loss on revaluation of contingent consideration.  For the three months ended June 30, 2017, we recorded a non-cash loss on revaluation of contingent consideration of $0.7 million compared to a non-cash loss of $0.4 million for the comparable 2016 quarter. For the six months ended June 30, 2017, we recorded a non-cash loss on revaluation of contingent consideration of $1.3 million compared to a non-cash loss of $1.6 million for the same period in 2016. These non-cash losses are related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $52.0 million at June 30, 2017 included discount rates ranging from 5.00% to 15.75% and management's estimates of future sales volumes and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each quarterly period. The non-cash loss from fair value changes in contingent consideration for the first six months of 2017 was primarily due to the passage of time. The non-cash loss for the first six months of 2016 was due to the passage of time as well as changes in the probability-weighted assumptions related to the achievement of sales volumes.

Operating income. Operating income increased to $30.3 million in the second quarter of 2017 from $17.1 million in the corresponding quarter of 2016, an increase of $13.2 million. As a percentage of revenue, operating margins increased to 8.9% for the quarter ended June 30, 2017, from 6.2% during the second quarter of 2016, primarily reflecting a shift in the geographic and project mix of our sales.

For the first six months of 2017, operating income increased to $51.6 million from $27.2 million in the first six months of 2016, an increase of $24.4 million. As a percentage of revenue, operating margins increased to 8.1% for the first six months of 2017, from 5.2% during the first six months of 2016, primarily reflecting a shift in the geographic and project mix of our sales.

Interest expense, net.  Net interest expense increased by $3.8 million to $10.4 million for the three months ended June 30, 2017 from $6.6 million for the comparable 2016 quarter. For the first six months of 2017, net interest expense increased by $8.2 million to $20.5 million from $12.3 million for the first six months of 2016. The increase in each quarter and year to date periods of 2017 was primarily related to higher debt levels, which were financed at a rate that was approximately 200 basis points lower than our notes that were outstanding through June 7, 2016.

Derivative loss.  For the quarter ended June 30, 2017, we recorded a non-cash loss on derivatives of $15.8 million compared to a $2.6 million loss for the corresponding 2016 quarter related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants") and expire August 31, 2017. Each quarter, we determine the fair value of our derivative liabilities, and changes result in income or loss. The key inputs in determining the fair value of our derivative liabilities of $61.3 million at June 30, 2017 include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in income or loss each quarterly period. Non-cash gains and losses from fair value changes in the Warrants are primarily due to decreases and increases, respectively, in the price of our common stock.

For the six months ended June 30, 2017 and 2016, we recorded a non-cash loss on derivatives of $13.9 million and $15.3 million, respectively, related to fair value changes in our Warrants. These non-cash losses for all periods shown were primarily due to an increase in the price of our common stock.

Income taxes.  For the three months ended June 30, 2017 and 2016, we recorded income tax expense allocated to continuing operations of $6.9 million and a tax benefit of $0.3 million, respectively. For the six months ended June 30, 2017 and 2016, we recorded income tax expense allocated to continuing operations of $13.6 million and $1.7 million, respectively.

For the six months ended June 30, 2017, our effective tax rate differed from the federal statutory rate primarily due to adjustments related to certain state net operating loss carryforwards that will not be utilized prior to expiration and other cumulative adjustments to deferred income taxes, which resulted in additional income tax expense. In addition, the January 1, 2017 adoption of new accounting rules related to employee stock-based compensation required the current period income tax benefit related to stock compensation to be reflected in the income statement instead of additional paid-in-capital on the balance sheet, as previously required. For additional information regarding our adoption of these accounting rules, see the information set forth in Note 2, “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in Part I of this report.

For the six months ended June 30, 2016, our effective tax rate differed from the federal statutory tax rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on a basis different from pre-tax income (loss).

In addition, for both the six months ended June 30, 2017 and 2016, our effective tax rate differed from the federal statutory rate due to the tax impact of our Warrants, for which we recorded a non-cash derivative loss of $13.9 million for the six months ended June 30, 2017 and a non-cash derivative loss of $15.3 million for the six months ended June 30, 2016. The derivative losses were excluded from the calculation of our income tax provision and was treated as an unrecognized tax position.

We recorded a tax benefit of $0.1 million for discontinued operations in both the three months ended June 30, 2017 and 2016. We recorded a tax benefit of $0.2 million for discontinued operations in both the six months ended June 30, 2017 and 2016. All taxes were allocated between continuing operations and discontinued operations for the six months ended June 30, 2017 and 2016.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of June 30, 2017 and December 31, 2016 for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $12.0 million and $7.7 million as of June 30, 2017 and December 31, 2016, respectively.

Segment information

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations plus the provision (benefit) for income taxes, net interest expense, depreciation, depletion and amortization, derivative loss, gain (loss) on revaluation of contingent consideration, and gain (loss) on extinguishment of debt. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating our compliance with debt covenants including: non-cash stock compensation expense, acquisition-related professional fees and corporate officer severance expense.

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

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2017	2016	%	2017	2016	%

Ready-mixed Concrete Segment:
Revenue	$310,122	$248,532	24.8%	$585,578	$472,621	23.9%
Segment revenue as a percentage of total revenue	91.0%	90.1%		91.5%	90.7%

Adjusted EBITDA	$49,646	$32,660	52.0%	$91,150	$60,415	50.9%
Adjusted EBITDA as a percentage of segment revenue	16.0%	13.1%		15.6%	12.8%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$134.43	$129.01	4.2%	$134.36	$127.78	5.1%
Sales volume in thousands of cubic yards	2,304	1,925	19.7%	4,353	3,689	18.0%

Revenue.  Our ready-mixed concrete sales provided 91.0% and 90.1% of our total revenue in the second quarter of 2017 and 2016, respectively. Segment revenue for the second quarter of 2017 increased $61.6 million, or 24.8%, from the comparable 2016 period. We estimate that acquisitions completed since January 1, 2016 contributed $42.2 million of revenue to our second quarter of 2017 ready-mixed concrete segment revenue.

The second quarter of 2017 revenue increase was driven by a 19.7% increase in sales volume, or 0.4 million cubic yards, providing $48.9 million, or approximately 79.4%, of our ready-mixed revenue growth and a 4.2% increase in average selling price providing $12.5 million, or approximately 20.6%, of our ready-mixed revenue growth. Average selling price increased in the major metropolitan markets in which we operate except Northern California, which was essentially flat in the second quarter of 2017 as compared to the second quarter of 2016. Our sales volume and total revenue were higher in all the major metropolitan markets in which we operate in the second quarter of 2017 as compared to the second quarter 2016 despite more adverse weather impacted days in the 2017 period. Our New York market further benefited from recent acquisitions.

For the six months ended June 30, 2017 and 2016, our ready-mixed concrete sales provided 91.5% and 90.7% of our total revenue, respectively. Segment revenue for the first six months of 2017 increased $113.0 million, or 23.9%, over the first six months of 2016. We estimate that acquisitions completed since January 1, 2016 contributed $82.1 million of revenue to our first six months of 2017 ready-mixed concrete segment revenue.

Our ready-mixed revenue increase for the first six months of 2017, was driven by a 18.0% increase in sales volume, or 0.7 million cubic yards, providing $84.8 million, or approximately 75.1%, of our ready-mixed revenue growth and a 5.1% increase in average selling price providing $28.6 million, or approximately 24.9%, of our ready-mixed revenue growth. Average selling price increased in the major metropolitan markets in which we operate. Our sales volume and ready-mixed revenue were higher in all of the major metropolitan markets in which we operate except our Northern California market, where they remained relatively flat due to increased adverse weather impacted days compared to the prior year. Our New York market further benefited from recent acquisitions.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment grew to $49.6 million in the second quarter of 2017 from $32.7 million in the second quarter of 2016, an increase of $16.9 million, or 52.0%. Driving this growth was a 19.7% rise in sales volume and a 4.2% increase in our average selling price, which resulted in $61.6 million in higher revenue. Partially offsetting the growth in revenue was increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume and recent acquisitions. During the second quarter of 2017, we also experienced raw materials price increases from our vendors, which increased our cost of goods sold. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2017 second quarter compared to the prior year second quarter, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 16.0% in the second quarter of 2017 versus 13.1% in 2016, reflecting the geographic and project mix of our revenue and cost.

For the six months ended June 30, 2016, Adjusted EBITDA for our ready-mixed concrete segment grew to $91.2 million in the first six months of 2017 from $60.4 million in the first six months of 2016, an increase of $30.8 million, or 50.9%. Driving this growth was an 18.0% rise in sales volume and a 5.1% increase in our average selling price, which resulted in $113.0 million in higher revenue. Partially offsetting the higher revenue was increased cost of goods sold associated with the higher volume of sales. Our variable costs were all higher due primarily to the increased volume and recent acquisitions. During the first six months of 2017, higher prices to purchase raw materials from our vendors increased our cost of goods sold. However, we were generally able to pass these price increases along to our customers. Our fixed costs increased in 2017 compared to the prior year, due to higher personnel and equipment costs needed to operate our facilities, as well as overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 15.6% in the first six months of 2017 versus 12.8% in 2016, reflecting the geographic and project mix of our revenue and cost.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2017	2016	%	2017	2016	%

Aggregate Products Segment:
Revenue	$22,766	$19,124	19.0%	$40,590	$34,269	18.4%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.5%	3.8%		3.3%	3.5%

Adjusted EBITDA	$8,674	$5,151	68.4%	$12,671	$8,075	56.9%
Adjusted EBITDA as a percentage of segment revenue	38.1%	26.9%		31.2%	23.6%

Aggregates Data:
Average selling price per ton	$12.86	$11.96	7.5%	$12.73	$11.69	8.9%
Sales volume in tons	1,529	1,412	8.3%	2,775	2,610	6.3%

Revenue.  Sales for our aggregate products segment provided 3.5% and 3.8% of our total revenue for the second quarter of 2017 and 2016, respectively, excluding intersegment sales of $10.7 million and $8.5 million, respectively. Segment revenue grew $3.6 million, or 19.0%, over prior year levels.

We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at market price. Approximately 47.1% of our second quarter 2017 aggregate products sales were to our ready-mixed concrete segment, versus 44.5% in the second quarter of 2016. Contributing to our overall aggregate products revenue growth was an increase in our average selling price of 7.5%, which provided $1.4 million of our aggregate products revenue increase. Our aggregate products sales volume, which increased 8.3% in the second quarter of 2017 versus the second quarter of 2016, contributed approximately $1.4 million of our aggregate products revenue increase. The remaining increase in revenue in the second quarter of 2017 compared to the second quarter of 2016 is primarily due to higher hauling revenue.

For the first six months, sales for our aggregate products segment provided 3.3% and 3.5% of our total revenue for 2017 and 2016, respectively, excluding intersegment sales of $19.3 million and $15.8 million, respectively. Segment revenue grew $6.3 million, or 18.4%, over prior year levels.

Of our first six months of 2017 aggregate product segment sales, 47.4% were to our ready-mixed concrete segment, versus 46.1% in the first six months of 2016. Contributing to our overall aggregate products revenue growth was an increase in our average selling price of 8.9%, which provided $2.9 million of our aggregate products revenue increase. Our aggregate products sales volume, which increased 6.3% in the first half of 2017 versus the first half of 2016, contributed approximately $1.9 million of our aggregate products revenue increase. The remaining increase in revenue in the first half of 2017 compared to the first half of 2016 is primarily due to higher hauling revenue.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased by $3.5 million to $8.7 million in the second quarter of 2017 from $5.2 million in the second quarter of 2016, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs, including quarry labor and benefits, utilities, repairs and maintenance, delivery, fuel, and pit costs to prepare the stone and gravel for use, increased primarily due to higher production. Our quarry fixed costs, which primarily include equipment rental, property taxes, and plant management costs, were lower compared to the prior year quarter, primarily due to increased efficiencies in operations. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 38.1% in the second quarter of 2017 from 26.9% in the second quarter of 2016, primarily due to the increase in revenue and operational efficiencies.

For the first six months of 2017, our aggregate products segment Adjusted EBITDA increased by $4.6 million to $12.7 million from $8.1 million in second half of 2016, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs increased primarily due to higher production. Our quarry fixed costs were lower compared to the prior year quarter, primarily due to increased efficiencies in operations. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 31.2% in the first six months of 2017 from 23.6% in the first six months of 2016, primarily due to the increase in revenue and operational efficiencies.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our asset-based revolving credit facility (the "Revolving Facility"). During the first quarter of 2017, we increased our liquidity by issuing $200.0 million aggregate principal amount of 6.375% unsecured senior notes due in 2024.

We ended the quarter with $271.7 million of cash and cash equivalents, an increase of $196.0 million from December 31, 2016. At June 30, 2017, based on our borrowing base, we had $232.5 million available for future borrowings under the Revolving Facility, providing a total available liquidity of $504.2 million. The increase in our unused availability under the Revolving Facility to $232.5 million at June 30, 2017 from $221.3 million at December 31, 2016 was primarily due to increases in eligible accounts receivable and eligible trucks and machinery balances. We had no outstanding borrowings under the Revolving Facility as of June 30, 2017.

The following key financial metrics reflect our financial position and capital resources as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$271,739	$75,774
Working capital	$267,358	$71,283

Total debt (1)	$673,869	$449,298
Total stockholders' equity	205,346	188,829
Total capital	$879,215	$638,127

Maximum availability under our Revolving Facility	$232,500	$221,300

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

The Second A/R Loan Agreement contains usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the Second A/R Loan Agreement.  The Second A/R Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Second A/R Loan Agreement.  For the trailing 12-month period ended June 30, 2017, our fixed charge coverage ratio was 2.53 to 1.0. As of June 30, 2017, we were in compliance with all covenants under the Second A/R Loan Agreement.

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

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $107.2 million.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $53.2 million for the six months ended June 30, 2017, compared to $35.5 million for the six months ended June 30, 2016. Overall the generation of cash from operations in the first six months of 2017 and 2016 was driven by the revenue and operating performance of the Company.

We used $49.8 million to fund investing activities during the six months ended June 30, 2017 compared to $66.6 million for the six months ended June 30, 2016. We paid $32.8 million and $44.3 million to fund acquisitions during the first six months of 2017 and the first six months of 2016, respectively. In addition, we incurred capital expenditures of $18.7 million and $22.9 million for the six months ended June 30, 2017 and June 30, 2016, respectively, to fund purchases of mixer trucks, plant, and other equipment to service our business.

Our net cash provided by financing activities was $192.6 million for the six months ended June 30, 2017, as compared to $128.3 million for the comparable period of 2016. Financing activities during the first six months of 2017 included the proceeds from our $200.0 million 2024 Notes offering, including the premium on the issue price and net of related debt issuance costs. In addition, we made payments of $8.8 million related to our capital leases and other financings and paid $4.5 million for contingent and deferred consideration obligations. Financing activities during the first six months of 2016 included the proceeds from our $400.0 million 2024 Notes offering, net of related debt issuance costs; redemption of our $200.0 million 2018 Notes including an $8.5 million redemption premium; and repayment of our existing borrowings under our Revolving Facility. In addition, we made payments of $5.0 million related to our capital leases and other financings and paid $3.0 million for contingent consideration obligations.

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

Overall, prices for cement and aggregates increased in the first six months of 2017, compared to the same period in 2016, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancelable operating leases that are not reflected on our balance sheet.  At June 30, 2017, we had $14.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $29.3 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first six months of 2017 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtained for our products.

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

All derivatives are required to be recorded on the balance sheet at their fair values.  Each quarter, we determine the fair value of our derivative liabilities. The key inputs in determining fair value of our derivative liabilities of $61.3 million and $57.4 million at June 30, 2017 and December 31, 2016, respectively, include our stock price, stock price volatility, and risk free interest rates. Changes in these inputs impact the valuation of our derivatives and result in gain or loss each quarterly period. A 5% increase in the stock price, volatility and risk free interest rates would increase the value of our Warrant derivative liability by approximately $4.4 million, resulting in a loss in the same amount. A 5% decrease would result in a decrease in the Warrant derivative liability of approximately $4.4 million, and a gain of the same amount. During the six months ended June 30, 2017, we recorded a non-cash loss from fair value changes in our Warrants of approximately $13.9 million, due primarily to an increase in the price of our common stock. The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of August 31, 2010 and will expire on August 31, 2017.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the Second A/R Loan Agreement. We had no outstanding borrowings under this facility as of June 30, 2017.

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

Item 4. Controls and Procedures

Acquisition of Jenna and Kings

On August 10, 2016 and August 22, 2016, we acquired the assets of Jenna Concrete Corp. and Kings Ready Mix Inc., respectively, (the “2016 New York Acquisitions”). We are in the process of integrating each of the 2016 New York Acquisitions. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017 excludes an assessment of the internal control over financial reporting related to each of the 2016 New York Acquisitions. The 2016 New York Acquisitions collectively represented 9.4% of our consolidated total assets and 8.3% of our consolidated revenue included in our condensed consolidated financial statements as of, and for the six months ended June 30, 2017.

Disclosure Controls and Procedures

As of June 30, 2017, our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As a result of this material weakness, our principal executive and financial officer has concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2017.

Remediation Efforts

The following steps to strengthen our internal controls related to accounting for income taxes were implemented and performed during the three months ended June 30, 2017:

•	the hiring of a tax manager experienced in accounting for income taxes under U.S. GAAP and taxation of multinational corporations;

•	engagement of a third-party tax advisory firm to assist in the preparation and review of the quarterly income tax accounting;

•	review and selection of an income tax accounting and document management software and software implementation consultants;

•	beginning the implementation process of the selected income tax accounting software, with the completion scheduled to allow for its utilization in the fourth quarter of 2017;

•	establishment of documentation standards for management review controls; and

•	reassessment of the balance between preventative and detective type internal controls, which resulted in an increase in preventative controls.

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

In light of the material weakness as of December 31, 2016, prior to the filing of this Quarterly Report on Form 10-Q for the three months ended June 30, 2017, management determined that key quarterly controls were performed timely and that additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weakness disclosed in the 2016 Form 10-K, the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

We completed a number of acquisitions in 2016 and one acquisition in the six months ended June 30, 2017. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing and except as described above, during the quarter ended June 30, 2017, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended June 30, 2017:

Calendar Month	Total Number of Shares Acquired (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (2)
April 1 - April 30, 2017	19,657	$64.38	—	$50,000,000
May 1 - May 31, 2017	—	—	—	50,000,000
June 1 - June 30, 2017	10,685	77.13	—	50,000,000
Total	30,342	$68.87	—	$50,000,000

(1)
The total number of shares purchased includes shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

(2)
The Second Share Repurchase Program was approved by our Board on March 1, 2017 and allows us to repurchase up to $50.0 million of our common stock effective April 1, 2017 until the earlier of March 31, 2020, or a determination by the Board to discontinue the Second Share Repurchase Program. The Second Share Repurchase Program does not obligate us to acquire any specific number of shares.

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

10.1*†	—U.S. Concrete, Inc. 2017 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017 (File No. 001-34530)).
12.1	—Ratio of Earnings to Fixed Charges.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	August 8, 2017	By:	/s/ Kevin R. Kohutek
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

10.1*†	—U.S. Concrete, Inc. 2017 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017 (File No. 001-34530)).
12.1	—Ratio of Earnings to Fixed Charges.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*     Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.