Form 10-Q
period 2017-09-30
US CONCRETE INC
filed 2017-11-03
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

There were 16,649,356 shares of common stock, par value $.001 per share, of the registrant outstanding as of November 1, 2017.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$248,263	$75,774
Trade accounts receivable, net of allowances of $6,284 and $5,960 as of September 30, 2017, and December 31, 2016, respectively	234,976	207,292
Inventories	45,429	41,979
Other receivables	14,080	8,691
Prepaid expenses	6,328	5,534
Other current assets	1,298	2,019
Total current assets	550,374	341,289
Property, plant and equipment, net of accumulated depreciation, depletion, and amortization of $167,874 and $137,629 as of September 30, 2017, and December 31, 2016, respectively	438,789	337,412
Goodwill	147,160	133,271
Intangible assets, net	121,385	130,973
Other assets	1,993	2,457
Total assets	$1,259,701	$945,402
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$123,126	$110,694
Accrued liabilities	90,563	85,243
Current maturities of long-term debt	24,938	16,654
Derivative liabilities	—	57,415
Total current liabilities	238,627	270,006
Long-term debt, net of current maturities	663,480	432,644
Other long-term obligations and deferred credits	60,833	46,267
Deferred income taxes	14,970	7,656
Total liabilities	977,910	756,573
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock	—	—
Common stock	18	17
Additional paid-in capital	317,254	249,832
Accumulated deficit	(10,711)	(39,296)
Treasury stock, at cost	(24,770)	(21,724)
Total stockholders' equity	281,791	188,829
Total liabilities and stockholders' equity	$1,259,701	$945,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$354,628	$328,588	$994,687	$849,383
Cost of goods sold before depreciation, depletion and amortization	278,995	253,477	778,328	674,451
Selling, general and administrative expenses	30,056	25,104	86,073	71,447
Depreciation, depletion and amortization	16,593	14,139	48,802	38,795
Change in value of contingent consideration	719	714	2,047	2,325
Impairment of assets	648	—	648	—
Loss (gain) on disposal of assets, net	(106)	(1,003)	(496)	(1,016)
Operating income	27,723	36,157	79,285	63,381
Interest expense, net	10,552	7,635	31,062	19,933
Derivative loss (income)	(13,119)	(21,772)	791	(6,430)
Loss on extinguishment of debt	60	—	60	12,003
Other income, net	(1,287)	(405)	(2,591)	(1,412)
Income from continuing operations before income taxes	31,517	50,699	49,963	39,287
Income tax expense	7,241	12,577	20,854	14,317
Income from continuing operations	24,276	38,122	29,109	24,970
Loss from discontinued operations, net of taxes	(222)	(166)	(524)	(518)
Net income	$24,054	$37,956	$28,585	$24,452

Basic income (loss) per share:
Income from continuing operations	$1.51	$2.50	$1.85	$1.67
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.03)	(0.04)
Net income per share – basic	$1.50	$2.49	$1.82	$1.63

Diluted income (loss) per share:
Income from continuing operations	$1.46	$2.35	$1.75	$1.54
Loss from discontinued operations, net of taxes	(0.01)	(0.01)	(0.03)	(0.03)
Net income per share – diluted	$1.45	$2.34	$1.72	$1.51

Weighted average shares outstanding:
Basic	16,028	15,222	15,745	14,978
Diluted	16,651	16,240	16,633	16,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Equity
BALANCE, December 31, 2016	15,696	$17	$249,832	$(39,296)	$(21,724)	$188,829
Stock-based compensation expense	—	—	6,523	—	—	6,523
Restricted stock vesting	13	—	—	—	—	—
Restricted stock grants, net of cancellations	139	—	—	—	—	—
Stock options exercised	6	—	132	—	—	132
Warrants exercised	834	1	60,767	—	—	60,768
Other treasury share purchases	(44)	—	—	—	(3,046)	(3,046)
Net income	—	—	—	28,585	—	28,585
BALANCE, September 30, 2017	16,644	$18	$317,254	$(10,711)	$(24,770)	$281,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,585	$24,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	48,802	38,795
Amortization of debt issuance costs	1,515	1,431
Amortization of discount on long-term incentive plan and other accrued interest	530	445
Amortization of premium on long-term debt	(1,163)	—
Derivative loss (income)	791	(6,430)
Change in value of contingent consideration	2,047	2,325
Net loss (gain) on disposal of assets	(496)	(1,016)
Loss on extinguishment of debt	60	12,003
Asset impairments	648	—
Deferred income taxes	6,863	9,772
Provision for doubtful accounts and customer disputes	3,518	1,421
Stock-based compensation	6,523	5,678
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(30,076)	(24,969)
Inventories	(2,946)	(4,376)
Prepaid expenses and other current assets	1,565	(1,906)
Other assets and liabilities	201	2,168
Accounts payable and accrued liabilities	17,279	32,497
Net cash provided by operating activities	84,246	92,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,984)	(31,041)
Payments for acquisitions, net of cash acquired	(56,796)	(124,481)
Advance for note receivable	(8,063)	—
Proceeds from disposals of property, plant and equipment	1,003	1,920
Proceeds from disposal of businesses	1,305	375
Net cash used in investing activities	(96,535)	(153,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	—	128,904
Repayments of revolver borrowings	—	(173,904)
Proceeds from issuance of debt	211,500	400,000
Repayments of debt	—	(200,000)
Premium paid on early retirement of debt	—	(8,500)
Proceeds from exercise of warrants and stock options	2,695	166
Payments of other long-term obligations	(7,722)	(4,143)
Payments for other financing	(14,317)	(8,880)
Debt issuance costs	(4,332)	(7,786)
Other treasury share purchases	(3,046)	(2,825)
Net cash provided by financing activities	184,778	123,032
NET INCREASE IN CASH AND CASH EQUIVALENTS	172,489	62,095
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,774	3,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$248,263	$66,020

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,870	$11,389
Cash paid for income taxes	$17,377	$2,892

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$45,517	$29,171
Settlement of accounts receivable for acquisition of a business	$—	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," "U.S. Concrete," or the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").  In the opinion of our management, all adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements and to make such financial statements not misleading have been included. All adjustments are of a normal or recurring nature. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than a financing activity. Retrospective application of the cash flow presentation requirement resulted in an increase to net cash provided by operating activities of $3.8 million and a decrease to net cash provided by financing activities of $3.8 million for the nine months ended September 30, 2016. Further, this guidance permits an entity to make an accounting policy election to either estimate forfeitures on stock compensation awards, as previously required, or to recognize forfeitures as they occur. We elected to change our accounting policy from estimating forfeitures expected to occur to recognizing forfeitures as they occur. This change in policy did not have a material impact on our financial condition, results of operations, or cash flows.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Standards/Updates Not Yet Adopted

In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment. The guidance removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. Upon adoption, a goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. This guidance is effective in 2020, but early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the impact that this guidance will have on our financial condition and results of operations.

In January 2017, the FASB issued an update under business combinations in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The amendments in this update provide a screen to determine when a set of assets is not of a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted for transactions for which the acquisition (or disposal) date occurs before the effective date of the amendments, if the transaction has not been reported in financial statements that have been issued or made available for issuance. We do not expect the adoption of this standard to have a material impact on our financial condition and results of operations.

In August 2016, the FASB issued guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new amendment is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those periods. Adoption of this standard will not result in any material changes to our statements of cash flows.

In February 2016, the FASB issued an amendment related to leases. The new guidance requires the recognition of lease assets and lease liabilities for all of our leases greater than one year in duration that are currently classified as operating leases. The adoption of this amendment will result in a significant increase to the Company's consolidated balance sheets for lease liabilities and right-of-use assets, and we are still evaluating the other effects the adoption on our financial condition and results of operations. The evaluation process will include reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients, and assessing the need to make any changes to our lease accounting technology system in order to determine the best implementation strategy. The standard will be adopted when it becomes effective for us in the first quarter of 2019 using a modified retrospective transition beginning with the earliest comparative period presented.

In May 2014, the FASB issued guidance that outlines a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The guidance is effective for interim and annual reporting periods that begin after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We primarily earn our revenue by producing and delivering ready-mixed concrete, aggregates, and related building materials, as requested by our customers primarily through purchase orders. We generally do not have significant customer contracts and do not provide post-delivery services, such as paving or finishing. As such, adoption of the new guidance should not result in significant changes in the amount of revenue recognized or the timing of when such revenue is recognized. We will adopt the new guidance in the first quarter of 2018, when it becomes effective for us, using the modified retrospective transition method.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2016 Form 10-K.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS

2017 Acquisitions

We completed four acquisitions that expanded our ready-mixed concrete and aggregate products operations during the first nine months of 2017. The total consideration was $53.7 million, along with contingent consideration for the Corbett acquisition, as defined below, of $23.0 million, which is based on the amount of reserves permitted and is not payable before a minimum two-year period following the acquisition date. The aggregate purchase price was comprised of $53.5 million in cash and the assumption of a $0.2 million working capital payable. We funded the cash portion of the acquisitions from cash on hand.

The acquisitions included the assets of the following:

•	Corbett Aggregate Companies, LLC. ("Corbett") located in Quinton, New Jersey on April 7, 2017;

•	Harbor Ready-Mix ("Harbor") located in Redwood City, California on September 29, 2017;

•	A-1 Materials, Inc. ("A-1”) and L.C. Frey Company, Inc. ("Frey") (collectively “A-1/Frey”) located in San Carlos, California on September 29, 2017; and

•	Action Supply Co., Inc. ("Action Supply") located in Philadelphia, Pennsylvania on September 29, 2017.

The combined assets acquired through these 2017 acquisitions included 401 acres of land with 35 million tons of proven aggregate reserves, 45 mixer trucks, 4 ready-mix concrete plants, a long-term lease with the South Jersey Port Corporation for an export dock as well as a licensing agreement with the exclusive right to move coarse and fine aggregates through the North Shore Terminal located on Staten Island, New York. See Note 11 for additional information related to contingent consideration obligations.

The recording of the Corbett, Harbor, A-1/Frey, and Action Supply business combinations is preliminary, and we expect to record adjustments as we accumulate information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant, and equipment, and goodwill.

The following table presents the total consideration for the 2017 acquisitions and the preliminary amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands):

2017 Acquisitions
Accounts receivable (1)	$1,126
Inventory	504
Other current assets	40
Property, plant and equipment	55,315
Definite-lived intangible assets	5,884
Total assets acquired	62,869
Current liabilities	674
Total liabilities assumed	674
Goodwill	12,164
Total consideration (fair value) (2)	$74,359

(1)	The aggregate fair value of the acquired accounts receivable approximates the aggregate gross contractual amount as of the respective acquisition dates.
(2) Contingent consideration payments included at fair value as of the respective acquisition dates.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2016 Acquisitions

During 2016, we completed four acquisitions that expanded our ready-mixed concrete operations in the New York Metropolitan market for total consideration of $142.8 million. The acquisitions included the assets of the following ready-mixed concrete plants in New York:
•Greco Brothers Concrete of L.I., Inc. ("Greco"), located in Brooklyn on February 26, 2016;
•Nycon Supply Corp. ("Nycon"), located in Queens on June 24, 2016;
•Jenna Concrete Corp. ("Jenna"), located in Bronx on August 10, 2016; and
•Kings Ready Mix Inc. ("Kings"), located in Brooklyn on August 22, 2016.

The combined assets acquired through the New York acquisitions included land, 10 ready-mixed concrete plants, and a fleet of 189 mixer trucks. In addition, on March 31, 2016, and September 13, 2016, we acquired two individually immaterial ready-mixed concrete operations in our West Texas market for total consideration of $3.5 million.

The aggregate consideration for these six acquisitions included $131.7 million in cash, $6.1 million in payments deferred over a three-year period, the issuance of $1.0 million of credits applied against existing trade accounts receivable, plus 136,215 shares of our common stock, calculated in accordance with the terms of the purchase agreement, and valued at approximately $7.5 million on the date of issuance. We funded the cash portion of these acquisitions through a combination of cash on hand and borrowings under our asset-based revolving credit facility (the "Revolving Facility").

The following table presents the total consideration for the 2016 acquisitions and the final amounts related to the assets acquired and liabilities assumed based on the fair values as of the respective acquisition dates (in thousands):

2016 Acquisitions
Cash	$9
Accounts receivable (1)	12,314
Inventory	1,249
Other current assets	68
Property, plant and equipment	34,918
Definite-lived intangible assets	47,144
Total assets acquired	95,702
Current liabilities	7,055
Other long-term liabilities	3,713
Total liabilities assumed	10,768
Goodwill	60,583
Total consideration (fair value) (2)	$145,517

(1)	The aggregate fair value of the acquired accounts receivable approximates the aggregate gross contractual amount as of the respective acquisition dates.

(2)	Deferred payments included at fair value as of the respective acquisition dates.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquired Intangibles

The major classes of intangible assets acquired in 2016 and 2017 were as follows (in thousands of dollars):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	6.00	$37,764
Non-compete agreements	5.00	5,807
Leasehold interests	5.00	4,955
Trade names	4.95	4,118
Favorable Contract	3.67	384
Total		$53,028

The amortization periods of these intangible assets range from seven months to ten years. As of September 30, 2017, the estimated future aggregate amortization expense of definite-lived intangible assets from the acquisitions was as follows (in thousands):

Year Ending December 31,
2017 (remainder of the year)	$2,350
2018	9,398
2019	9,133
2020	8,604
2021	7,679
Thereafter	5,427
Total	$42,591

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheets is an unfavorable lease intangible with a gross carrying amount of $0.4 million and a net carrying amount of $0.3 million as of September 30, 2017. This unfavorable lease intangible will be amortized over its remaining lease term.

During the three and nine months ended September 30, 2017, we recorded $2.1 million and $6.5 million of net amortization expense and during both the three and nine months ended September 30, 2016, we recorded $1.0 million of net amortization expense related to these intangible assets and unfavorable lease intangibles.

The goodwill ascribed to each of the 2016 and 2017 acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill for the 2016 and 2017 acquisitions relates primarily to our ready-mixed concrete reportable segment. See Note 6 for the allocation of goodwill to our segments. We expect the goodwill to generally be deductible for tax purposes. See Note 12 for additional information regarding income taxes.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Actual and Pro Forma Impact of Acquisitions

During the three months ended September 30, 2017, we recorded approximately $39.9 million of revenue and $4.8 million of operating income in our condensed consolidated statements of operations related to the 2016 and 2017 acquisitions. During the three months ended September 30, 2016, we recorded approximately $31.8 million of revenue and $6.2 million of operating income in our condensed consolidated statements of operations related to the 2016 acquisitions.

During the nine months ended September 30, 2017, we recorded approximately $122.0 million of revenue and $17.4 million of operating income in our condensed consolidated statements of operations related to the 2016 and 2017 acquisitions. During the nine months ended September 30, 2016, we recorded approximately $34.9 million of revenue and $6.2 million of operating income in our condensed consolidated statements of operations related to the 2016 acquisitions.

The unaudited pro forma information presented below reflects the combined financial results for the 2016 and 2017 acquisitions, excluding the two 2016 individually immaterial acquisitions in West Texas described above, because historical financial results for these operations were not material and were impractical to obtain from the former owners. All other 2016 and 2017 acquisitions have been included and represent our estimate of the results of operations for the three and nine months ended September 30, 2017 and 2016, as if the 2017 acquisitions had been completed on January 1, 2016, and the 2016 acquisitions had been completed on January 1, 2015 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$361,262	$349,431	$1,026,865	$972,564
Net income (loss)	$24,813	$40,128	$31,869	$31,397

Net income per share, basic	$1.55	$2.64	$2.02	$2.10
Net income per share, diluted	$1.49	$2.47	$1.92	$1.94

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2017 acquisitions occurred on January 1, 2016, and the 2016 acquisitions occurred on January 1, 2015.

The unaudited pro forma net income (loss) and net income (loss) per share amounts above reflect the following adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Decrease (increase) in intangible amortization expense	$(203)	$(1,655)	$(538)	$(6,254)
Exclusion of buyer transaction costs	$334	$584	$867	$1,395
Decrease (increase) in interest expense	$54	$(9)	$224	$(193)
Decrease (increase) in income tax expense	$279	$969	$(607)	$(4,725)

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

The results of these discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$48	$—	$48
Operating expenses	363	316	858	887
Loss from discontinued operations, before income taxes	(363)	(268)	(858)	(839)
Income tax benefit	(141)	(102)	(334)	(321)
Loss from discontinued operations, net of taxes	$(222)	$(166)	$(524)	$(518)

Cash flows from operating activities included operating cash flows used in discontinued operations of $0.6 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively. Cash flows from investing activities included investing cash flows provided by discontinued operations of $0.6 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

5.	INVENTORIES

Inventories as of September 30, 2017, and December 31, 2016, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$41,486	$38,752
Building materials for resale	2,263	1,923
Other	1,680	1,304
Total inventories	$45,429	$41,979

6.     GOODWILL AND OTHER INTANGIBLES

Goodwill

The changes in goodwill by reportable segment from December 31, 2016, to September 30, 2017, were as follows (in thousands):

	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Balance at December 31, 2016	$127,515	$2,494	$3,262	$133,271
2017 acquisitions (1)	12,164	—	—	12,164
Adjustment for prior period business combination(2)	549	1,176	—	1,725
Balance at September 30, 2017	$140,228	$3,670	$3,262	$147,160

(1)
The measurement period adjustments for the 2017 acquisitions recorded during the nine months ended September 30, 2017, primarily included the impact of recording a $0.9 million definite-lived intangible asset. (See Note 3)

(2)
Reflects a $1.2 million correction to the change in the acquisition accounting for a 2015 acquisition and a $0.5 million adjustment related to determination of the conclusion of tax attributes as of the acquisition date for a 2016 acquisition. The correction to the 2015 acquisition accounting was recorded in the current period as it was not material to the prior periods and had no impact on the Condensed Consolidated Statements of Operations of any period.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Intangibles

Our purchased intangible assets were as follows (in thousands):

	As of September 30, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$85,993	$(25,041)	$60,952	5.30
Trade names	45,756	(7,353)	38,403	19.62
Non-competes	17,375	(7,673)	9,702	3.24
Leasehold interests	12,480	(2,956)	9,524	6.85
Favorable contracts	4,034	(2,708)	1,326	1.54
Total definite-lived intangible assets	165,638	(45,731)	119,907	9.79
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$167,116	$(45,731)	$121,385

(1)
Land rights acquired in a prior year acquisition will be reclassified to property, plant, and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

	As of December 31, 2016
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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017, the estimated remaining amortization of our definite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2017 (remainder of the year)	$5,362
2018	21,018
2019	19,176
2020	16,985
2021	15,561
Thereafter	41,805
Total	$119,907

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheets are unfavorable lease intangibles with a gross carrying amount of $1.5 million and a net carrying amount of $1.1 million as of September 30, 2017, which have a weighted average remaining life of 5.14 years.

We recorded $5.1 million and $4.2 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended September 30, 2017 and 2016, respectively. We recorded $15.4 million and $11.1 million of amortization expense on our definite-lived intangible assets and unfavorable lease liabilities for the nine months ended September 30, 2017 and 2016, respectively. This amortization expense is included in the accompanying condensed consolidated statements of operations.

7.	ACCRUED LIABILITIES

Our accrued liabilities were as follows (in thousands):

	September 30, 2017	December 31, 2016
Accrued materials	$17,827	$20,349
Accrued compensation and benefits	16,724	16,553
Accrued insurance reserves	16,409	15,206
Accrued interest	12,871	2,217
Accrued property, sales and other taxes	8,811	11,829
Deferred consideration	6,448	9,227
Contingent consideration, current portion	2,322	2,418
Deferred rent	2,270	2,232
Other	6,881	5,212
Total accrued liabilities	$90,563	$85,243

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	DEBT

Our debt and capital leases were as follows (in thousands):

	September 30, 2017	December 31, 2016
Senior unsecured notes due 2024 and unamortized premium(1)	$610,337	$400,000
Senior secured credit facility	—	—
Capital leases	62,490	37,860
Other financing	26,817	20,248
Debt issuance costs	(11,226)	(8,810)
Total debt	688,418	449,298
Less: current maturities	(24,938)	(16,654)
Long-term debt, net of current maturities	$663,480	$432,644

(1)	The effective interest rates for these notes as of September 30, 2017, and December 31, 2016, were 6.56% and 6.62%, respectively.

Senior Unsecured Notes due 2024

In 2016, we issued $400.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the "2024 Notes"). On January 9, 2017, we completed an offering of $200.0 million aggregate principal amount of additional 2024 Notes (the "Additional Notes," and together with the 2024 Notes, the "Senior Unsecured Notes") at an issue price of 105.75%. The terms of the Additional Notes are identical to the terms of the 2024 Notes, other than the issue date, the issue price, the first interest payment date, and the provisions relating to transfer restrictions and registration rights. We used the net proceeds from the offering of the Additional Notes, which were approximately $208.4 million, to increase our liquidity.

The Senior Unsecured Notes are governed by an indenture (the “Indenture”) dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The Senior Unsecured Notes accrue interest at a rate of 6.375% per annum. We pay interest on the Senior Unsecured Notes on June 1 and December 1 of each year. The Senior Unsecured Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

The Indenture contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional debt or issue disqualified stock or preferred stock;

•	pay dividends or make other distributions, repurchase or redeem our stock or subordinated indebtedness or make certain investments;

•	sell assets and issue capital stock of our restricted subsidiaries;

•	incur liens;

•	allow to exist certain restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us;

•	enter into certain transactions with affiliates;

•	consolidate, merge or sell all or substantially all of our assets; and

•	designate our subsidiaries as unrestricted subsidiaries.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Senior Unsecured Notes are issued by U.S. Concrete, Inc. (the "Parent"). Our obligations under the Senior Unsecured Notes are jointly and severally and fully and unconditionally guaranteed on a senior unsecured basis by each of our restricted subsidiaries that guarantees any obligations under the Revolving Facility or that guarantees certain of our other indebtedness or certain indebtedness of our restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary).

U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the Senior Unsecured Notes. There are no significant restrictions on the ability of the Company or any guarantor to obtain funds from its subsidiaries by dividend or loan. For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 16.

The Senior Unsecured Notes and the guarantees thereof are effectively subordinated to all of our and our guarantors' existing and future secured obligations, including obligations under the Revolving Facility, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and our guarantors' future subordinated indebtedness; pari passu in right of payment with any of our and our guarantors' existing and future senior indebtedness, including our and our guarantors' obligations under the Revolving Facility; and structurally subordinated to all existing and future indebtedness and other liabilities, including preferred stock, of any non-guarantor subsidiaries.

Senior Secured Credit Facility

On August 31, 2017, we entered into the Third Amended and Restated Loan and Security Agreement (the “Third Loan Agreement”) with certain financial institutions named therein as lenders (the “Lenders”) and Bank of America, N.A., as agent for the Lenders, which amended and restated the Second Amended and Restated Loan and Security Agreement, dated as of November 18, 2015 (the “Second Loan Agreement”). Among other things, the Third Loan Agreement increased the revolving commitments from $250.0 million to $350.0 million and extended the maturity date to August 31, 2022. The Third Loan Agreement also amended certain terms of the Second Loan Agreement, including, without limitation, a provision to permit the incurrence of other secured indebtedness up to amounts specified in the Third Loan Agreement. As of September 30, 2017, we had no outstanding borrowings on the Third Loan Agreement, and we had $14.3 million of undrawn standby letters of credit under the Revolving Facility.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, all as specified in the Third Loan Agreement. Our maximum availability under the Revolving Facility at September 30, 2017, was $245.8 million as compared to $221.3 million at December 31, 2016. The Third Loan Agreement also contains a provision for over-advances and protective advances by Lenders, in each case, of up to $25.0 million in excess of borrowing base levels and provides for swingline loans, up to a $15.0 million sublimit.

Up to $50.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Loans under the Revolving Facility may not exceed a borrowing base as defined in the Third Loan Agreement.

The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Third Loan Agreement. As of September 30, 2017, we were in compliance with all covenants under the Third Loan Agreement.

The Third Loan Agreement is secured by a first priority lien on substantially all of the personal property of the Company and our guarantors, subject to permitted liens and certain exceptions.

Capital Leases and Other Financing

We have a series of promissory notes with various lenders for the purchase of mixer trucks and other machinery and equipment in an aggregate original principal amount of $44.4 million, with fixed annual interest rates ranging from 2.50% to 4.64%, payable monthly with terms ranging from one to five years.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment for a total original principal amount of $82.3 million, with fixed annual interest rates ranging from less than 0.01% to 5.24%, payable monthly for terms ranging from two to seven years. The lease agreements include bargain purchase options at the end of the lease terms; accordingly, these financings have been classified as capital leases. The current portion of capital leases included in current maturities of long-term debt was $16.2 million as of September 30, 2017, and $9.8 million as of December 31, 2016.

The weighted average interest rate of our capital leases and other financings was 3.30% as of September 30, 2017, and 3.11% as of December 31, 2016.

9.	WARRANTS

In 2010, we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock (collectively, the "Warrants").  The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership as of the issuance date and expired on August 31, 2017. The Warrants were included in derivative liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2016, (see Note 10) and were recorded at their fair value (see Note 11). The Warrants were treated as potentially dilutive securities in the calculation of diluted earnings (loss) per share as shares of our common stock would have been issued if the Warrants had been exercised. A total of 112,638 Class A Warrants and 114,775 Class B Warrants expired unexercised on August 31, 2017.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	DERIVATIVES

Prior to their expiration on August 31, 2017, we were required to account for our warrants as derivative instruments, which were not used to manage business risk and were not executed for speculative purposes.

The following table presents the fair value of our derivative instruments as of September 30, 2017, and December 31, 2016 (in thousands):

		Fair Value
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Balance Sheet Classification	September 30, 2017	December 31, 2016
Warrants	Derivative liabilities	$—	$57,415

The following table presents the effect of derivative instruments on our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, respectively, excluding income tax effects (in thousands):

		Three Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Classification in Statement of Operations	September 30, 2017	September 30, 2016
Warrants	Derivative loss (income)	$(13,119)	$(21,772)

		Nine Months Ended
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	Classification in Statement of Operations	September 30, 2017	September 30, 2016
Warrants	Derivative loss (income)	$791	$(6,430)

Warrant volume positions represent the number of shares of common stock underlying the instruments.  The table below presents our volume positions as of September 30, 2017, and December 31, 2016 (in thousands):

	Number of Shares
Derivative Instruments Not Designated As Hedging Instruments Under ASC 815	September 30, 2017	December 31, 2016
Warrants	—	1,395

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2017, and December 31, 2016 (in thousands):

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Contingent consideration, including current portion (1) (2) (3) (4) (5)	$52,554	$—	$—	$52,554
	$52,554	$—	$—	$52,554

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$57,415	$—	$57,415	$—
Contingent consideration, including current portion (1) (2) (4) (5) (6)	32,212	—	—	32,212
	$89,627	$—	$57,415	$32,212

(1)
The current portion of contingent consideration is included in accrued liabilities in our condensed consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our condensed consolidated balance sheets.

(2)
Includes the fair value of the contingent consideration associated with the 2015 acquisition of Ferrara Bros. Building Materials Corp. ("Ferrara Bros. Contingent Consideration"). The fair value was determined based on the expected vesting of incentive awards granted to the former owners at acquisition based on probability-weighted assumptions related to the achievement of certain annual EBITDA thresholds, using a discount rate of 8.75% as of both September 30, 2017, and December 31, 2016. The fair value of the Ferrara Bros. Contingent Consideration was $27.4 million and $26.3 million as of September 30, 2017, and December 31, 2016, respectively. The Ferrara Bros. Contingent Consideration payments were capped at $35.0 million over a four-year period beginning in 2017.

(3)
Includes the fair value of the contingent consideration associated with the 2017 acquisition of certain assets of Corbett Aggregates Company, LLC ("Corbett Contingent Consideration"). The fair value was determined based on the expected consideration that will be due to the former owner related to the achievement of obtaining permits for mining all available reserves and was based on the probability-weighted assumptions, using a discount rate of 5.0% as of September 30, 2017. The fair value of the Corbett Contingent Consideration was $20.8 million as of September 30, 2017. The Corbett Contingent Consideration payment is capped at $23.0 million and not payable before a two-year minimum period from the acquisition date.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)
Includes the fair value of the earn-out payments associated with the 2015 acquisition of Right Away Redy Mix, Inc. (the "Right Away Earn-out"). The fair value was determined based on expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of annual sales volume milestones, using a discount rate of 8.25% and 8.50% as of September 30, 2017, and December 31, 2016, respectively. The fair value of the Right Away Earn-out was $3.9 million as of both September 30, 2017, and December 31, 2016. The remaining Right Away Earn-out payments were capped at $4.3 million over a four-year period and $5.0 million over a five-year period as of September 30, 2017, and December 31, 2016, respectively.

(5)
Includes the fair value of the earn-out payments associated with the 2015 acquisition of DuBrook Concrete, Inc. ("DuBrook Earn-out"). The fair value was determined based on the expected payouts that will be due to the former owners based on probability-weighted assumptions related to the achievement of sales volume milestones, using a discount rate of 15.75% as of both September 30, 2017, and December 31, 2016. The fair value of the DuBrook Earn-out was $0.5 million and $0.6 million as of September 30, 2017, and December 31, 2016, respectively. The DuBrook Earn-out payments are not capped; however, we do not expect total payments to be in excess of $0.5 million over a two-year period and $0.7 million over a three-year period as of September 30, 2017, and December 31, 2016, respectively.

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

The liabilities for the Right Away Earn-out and the Ferrara Bros. Contingent Consideration were valued using Monte Carlo simulations, which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liabilities for the Corbett Contingent Consideration were valued using the income approach which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liabilities for the Bode Earn-out and the DuBrook Earn-out were valued using a discounted cash flow technique. Inputs into the models were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar observable inputs. The key inputs in determining the fair value of the contingent consideration as of September 30, 2017, and December 31, 2016, included discount rates ranging from 5.00% to 15.75% and management's estimates of future sales volumes, EBITDA and permitted reserves. Changes in these inputs will impact the valuation of our contingent consideration obligations and will result in gain or loss each quarterly period.

A reconciliation of the changes in Level 3 fair value measurements from December 31, 2016, to September 30, 2017, is provided below (in thousands):

Contingent Consideration
Balance at December 31, 2016	$32,212
Acquisitions (1)	20,621
Total losses included in earnings (2)	2,047
Payment on contingent consideration	(2,326)
Balance at September 30, 2017	$52,554

(1)	Represents the fair value of the contingent consideration associated with the Corbett acquisition as of the acquisition date.

(2)	Represents the net loss on the change in valuation of contingent consideration, which is included in the line item of the same name in our condensed consolidated statements of operations.

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable, and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our Senior Unsecured Notes, estimated based on quoted market prices (i.e., Level 2 inputs), was $645.7 million as of September 30, 2017. The carrying value of any outstanding amounts under our Third Loan Agreement approximates fair value due to the floating interest rate. There were no such amounts outstanding as of September 30, 2017, or December 31, 2016.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

We recorded income tax expense allocated to continuing operations of $7.2 million and $20.9 million for the three and nine months ended September 30, 2017, respectively. We recorded income tax expense allocated to continuing operations of $12.6 million and $14.3 million for the three and nine months ended September 30, 2016, respectively. We recorded a tax benefit of $0.1 million and $0.3 million allocated to discontinued operations for the three and nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, our effective tax rate differed from the federal statutory rate primarily due to other cumulative adjustments to deferred income taxes, which resulted in additional income tax expense. In addition, the adoption of ASU 2016-09 on January 1, 2017, (see Note 2) required the current period income tax benefit related to stock compensation to be reflected in the income statement instead of additional paid-in-capital, as previously required. For the nine months ended September 30, 2016, our effective tax rate differed from the federal statutory tax rate primarily due to the application of a valuation allowance that reduced the recognized benefit of certain of our deferred tax assets. In addition, certain state income taxes are calculated on a basis other than pre-tax income (loss). In addition, for both the three months ended September 30, 2017 and 2016, our effective tax rate differed from the federal statutory rate due to the tax impact of derivative income and losses related to our Warrants.  Derivative income and losses were excluded from the calculation of our income tax provision and were treated as an unrecognized tax position. For the nine months ended September 30, 2017, our tax provision excluded $0.3 million of tax benefit related to our $0.8 million derivative loss. For the nine months ended September 30, 2016, our tax provision excluded $2.5 million of tax expense related to our $6.4 million derivative income.

For the three and nine months ended September 30, 2017, we reduced to zero our unrecognized tax benefits and deferred tax asset balances associated with derivative income or losses related to our Warrants. The amount of the reduction for both was $43.6 million; therefore, the aggregate reductions did not have an impact to either total income tax expense or our effective tax rate. These reductions followed a decision to no longer pursue a future tax return deduction associated with our cumulative derivative losses related to our Warrants, given our inability, after multiple attempts, to obtain the necessary documentation to support the deduction and complete the related informational reporting requirements.

In accordance with U.S. GAAP, we reduce the value of deferred tax assets to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on generating sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of September 30, 2017, and December 31, 2016, for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability was approximately $15.0 million as of September 30, 2017, and approximately $7.7 million as of December 31, 2016.

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the nine months ended September 30, 2017 and 2016, we recorded unrecognized tax benefits of $0.1 million and $4.1 million, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	NET EARNINGS (LOSS) PER SHARE

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

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$24,276	$38,122	$29,109	$24,970
Loss from discontinued operations, net of taxes	(222)	(166)	(524)	(518)
Numerator for diluted earnings per share	$24,054	$37,956	$28,585	$24,452

Denominator:
Basic weighted average common shares outstanding	16,028	15,222	15,745	14,978
Restricted stock awards and restricted stock units	84	67	112	84
Warrants	524	939	760	1,111
Stock options	15	12	16	13
Denominator for diluted earnings per share	16,651	16,240	16,633	16,186

For the three and nine months ended September 30, 2017 and 2016, our potentially dilutive shares include the shares underlying our restricted stock awards, restricted stock units, stock options and Warrants. The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Potentially dilutive shares:
Unvested restricted stock awards and restricted stock units	60	35	62	35
Total potentially dilutive shares	60	35	62	35

14.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2017, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2017.

On March 28, 2017, Hans Ruedelstein, individually and on behalf of all others similarly situated, filed a purported class action lawsuit in the United States District Court of Northern Texas, Fort Worth Division, against the Company, William J. Sandbrook, William M. Brown and Joseph C. Tusa, Jr. alleging violations of certain federal securities laws.  The case was filed purportedly on behalf of purchasers of the Company's stock between March 6, 2015 and March 23, 2017. On June 22, 2017, Robert Abric and Donald Bellafiore were appointed as co-lead plaintiffs. On August 24, 2017, co-lead plaintiffs voluntarily dismissed the complaint and on September 8, 2017, the case was terminated by the Court.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2017.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Insurance Programs

We maintain third-party insurance coverage against certain risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount recorded in accrued liabilities in our condensed consolidated balance sheet for estimated losses was $15.5 million as of September 30, 2017, compared to $13.5 million as of December 31, 2016.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $36.2 million in performance bonds that various contractors, states and municipalities have required as of September 30, 2017. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of September 30, 2017.

Employment Agreements

We have employment agreements with executive officers and certain key members of management under which severance payments would become payable in the event of specified terminations without cause or after a change of control.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	SEGMENT INFORMATION

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding the impact of income tax expense (benefit), net interest expense, depreciation, depletion and amortization, derivative income (loss), the non-cash change in value of contingent consideration, hurricane-related losses, quarry dredge costs for a specific event, and loss on extinguishment of debt.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt, and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies, and may not be comparable to similarly titled measures used in our various agreements, including the Third Loan Agreement and the Indenture.

We generally account for inter-segment sales at market prices. Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities that are not allocated to reportable segments and are excluded from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Ready-mixed concrete
Sales to external customers	$323,567	$297,858	$909,145	$770,479
Aggregate products
Sales to external customers	10,972	12,289	32,305	30,756
Intersegment sales	9,987	9,839	29,244	25,641
Total aggregate products	20,959	22,128	61,549	56,397
Total reportable segment revenue	344,526	319,986	970,694	826,876
Other products and eliminations	10,102	8,602	23,993	22,507
Total revenue	$354,628	$328,588	$994,687	$849,383

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$53,627	$51,394	$144,777	$111,809
Aggregate products	6,218	7,005	18,889	15,080
Total reportable segment Adjusted EBITDA	$59,845	$58,399	$163,666	$126,889

Reconciliation of Total Reportable Segment Adjusted EBITDA to Income (Loss) From Continuing Operations:
Total reportable segment Adjusted EBITDA	$59,845	$58,399	$163,666	$126,889
Other products and eliminations from operations	3,315	2,472	9,338	6,704
Corporate overhead	(14,051)	(10,628)	(39,757)	(31,150)
Depreciation, depletion and amortization for reportable segments	(15,441)	(13,036)	(45,586)	(35,630)
Hurricane-related losses for reportable segments	(1,854)	—	(1,854)	—
Quarry dredge costs for specific event for reportable segment	(2,175)	—	(2,175)	—
Interest expense, net	(10,552)	(7,635)	(31,062)	(19,933)
Corporate loss on early extinguishment of debt	(60)	—	(60)	(12,003)
Corporate derivative income (loss)	13,119	21,772	(791)	6,430
Change in value of contingent consideration for reportable segments	(719)	(714)	(2,047)	(2,325)
Corporate, other products and eliminations other income, net	90	69	291	305
Income from continuing operations before income taxes	31,517	50,699	49,963	39,287
Income tax expense	(7,241)	(12,577)	(20,854)	(14,317)
Income from continuing operations	$24,276	$38,122	$29,109	$24,970

Capital Expenditures:
Ready-mixed concrete	$5,006	$5,807	$17,329	$17,978
Aggregate products	10,092	1,676	15,769	9,689
Other products and corporate	194	625	886	3,374
Total capital expenditures	$15,292	$8,108	$33,984	$31,041

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue by Product:
Ready-mixed concrete	$323,567	$297,858	$909,145	$770,479
Aggregate products	10,972	12,289	32,305	30,756
Aggregates distribution	8,423	7,381	21,376	18,662
Building materials	7,263	5,577	18,007	14,823
Lime	2,240	3,479	7,380	7,828
Hauling	1,465	1,320	4,066	4,301
Other	698	684	2,408	2,534
Total revenue	$354,628	$328,588	$994,687	$849,383

	As of September 30, 2017	As of December 31, 2016
Identifiable Property, Plant And Equipment Assets:
Ready-mixed concrete	$268,174	$229,077
Aggregate products	146,259	87,064
Other products and corporate	24,356	21,271
Total identifiable assets	$438,789	$337,412

16.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Unsecured Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by each direct and indirect domestic subsidiary of the Company, each a guarantor subsidiary. Each guarantor subsidiary is directly or indirectly 100% owned by the Company. The Senior Unsecured Notes are not guaranteed by any direct or indirect foreign subsidiaries of the Company, each a non-guarantor subsidiary. Consequently, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	247,873	$390	$—	$248,263
Trade accounts receivable, net	—	234,671	305	—	234,976
Inventories	—	42,084	3,345	—	45,429
Other receivables	8,063	5,946	71	—	14,080
Prepaid expenses	—	6,301	27	—	6,328
Other current assets	11,397	1,282	16	(11,397)	1,298
Total current assets	19,460	538,157	4,154	(11,397)	550,374
Property, plant and equipment, net	—	414,760	24,029	—	438,789
Goodwill	—	141,407	5,753	—	147,160
Intangible assets, net	—	118,676	2,709	—	121,385
Deferred income taxes	—	—	558	(558)	—
Investment in subsidiaries	417,747	—	—	(417,747)	—
Intercompany receivables	463,096	—	—	(463,096)	—
Other assets	—	1,946	47	—	1,993
Total assets	$900,303	$1,214,946	$37,250	$(892,798)	$1,259,701
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116	$122,260	$750	$—	$123,126
Accrued liabilities	17,447	82,624	1,889	(11,397)	90,563
Current maturities of long-term debt	—	24,841	97	—	24,938
Total current liabilities	17,563	229,725	2,736	(11,397)	238,627
Long-term debt, net of current maturities	599,112	64,064	304	—	663,480
Other long-term obligations and deferred credits	1,835	58,172	826	—	60,833
Deferred income taxes	—	15,528	—	(558)	14,970
Intercompany payables	—	454,154	8,942	(463,096)	—
Total liabilities	618,510	821,643	12,808	(475,051)	977,910
Total stockholders' equity	281,793	393,303	24,442	(417,747)	281,791
Total liabilities and stockholders' equity	$900,303	$1,214,946	$37,250	$(892,798)	$1,259,701

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$75,576	$198	$—	$75,774
Trade accounts receivable, net	—	206,426	866	—	207,292
Inventories	—	38,856	3,123	—	41,979
Prepaid expenses	—	5,516	18	—	5,534
Other receivables	1,200	7,491	—	—	8,691
Other current assets	39,239	2,004	15	(39,239)	2,019
Total current assets	40,439	335,869	4,220	(39,239)	341,289
Property, plant and equipment, net	—	314,332	23,080	—	337,412
Goodwill	—	127,518	5,753	—	133,271
Intangible assets, net	—	127,798	3,175	—	130,973
Deferred income taxes	—	—	561	(561)	—
Investment in subsidiaries	368,726	—	—	(368,726)	—
Intercompany receivables	239,776	—	—	(239,776)	—
Other assets	—	2,410	47	—	2,457
Total assets	$648,941	$907,927	$36,836	$(648,302)	$945,402
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$458	$108,803	$1,433	$—	$110,694
Accrued liabilities	5,365	117,104	2,013	(39,239)	85,243
Current maturities of long-term debt	—	16,654	—	—	16,654
Derivative liabilities	57,415	—	—	—	57,415
Total current liabilities	63,238	242,561	3,446	(39,239)	270,006
Long-term debt, net of current maturities	391,190	41,454	—	—	432,644
Other long-term obligations and deferred credits	5,684	39,613	970	—	46,267
Deferred income taxes	—	8,217	—	(561)	7,656
Intercompany payables	—	233,319	6,457	(239,776)	—
Total liabilities	460,112	565,164	10,873	(279,576)	756,573
Total stockholders' equity	188,829	342,763	25,963	(368,726)	188,829
Total liabilities and stockholders' equity	$648,941	$907,927	$36,836	$(648,302)	$945,402

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$351,005	$3,623	$—	$354,628
Cost of goods sold before depreciation, depletion and amortization	—	275,581	3,414	—	278,995
Selling, general and administrative expenses	—	28,630	1,426	—	30,056
Depreciation, depletion and amortization	—	16,028	565	—	16,593
Change in value of contingent consideration	389	330	—	—	719
Impairment of assets	—	—	648	—	648
Loss (gain) on disposal of assets	—	(106)	—	—	(106)
Operating income (loss)	(389)	30,542	(2,430)	—	27,723
Interest expense, net	9,977	574	1	—	10,552
Derivative loss (income)	(13,119)	—	—	—	(13,119)
Loss on extinguishment of debt	60	—	—	—	60
Other (income) expense, net	—	(654)	(633)	—	(1,287)
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	2,693	30,622	(1,798)	—	31,517
Income tax expense (benefit)	(3,930)	11,240	(69)	—	7,241
Income (loss) from continuing operations, net of taxes and before equity in earnings of subsidiaries	6,623	19,382	(1,729)	—	24,276
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(222)	—	—	(222)
Income (loss), net of taxes and before equity in earnings of subsidiaries	6,623	19,160	(1,729)	—	24,054
Equity in earnings of subsidiaries	17,431	—	—	(17,431)	—
Net income (loss)	$24,054	$19,160	$(1,729)	$(17,431)	$24,054

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$323,406	$5,182	$—	$328,588
Cost of goods sold before depreciation, depletion and amortization	—	249,185	4,292	—	253,477
Selling, general and administrative expenses	—	24,438	666	—	25,104
Depreciation, depletion and amortization	—	13,529	610	—	14,139
Change in value of contingent consideration	131	583	—	—	714
Loss (gain) on disposal of assets	—	(1,003)	—	—	(1,003)
Operating income (loss)	(131)	36,674	(386)	—	36,157
Interest expense, net	7,105	526	4	—	7,635
Derivative loss (income)	(21,772)	—	—	—	(21,772)
Other (income) expense, net	—	(333)	(72)	—	(405)
Income (loss) from continuing operations, net of taxes and before income taxes and equity in earnings of subsidiaries	14,536	36,481	(318)	—	50,699
Income tax expense (benefit)	(3,219)	16,869	(1,073)	—	12,577
Income (loss) from continuing operations, net of taxes and before equity in earnings of subsidiaries	17,755	19,612	755	—	38,122
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(166)	—	—	(166)
Income (loss), net of taxes and before equity in earnings of subsidiaries	17,755	19,446	755	—	37,956
Equity in earnings of subsidiaries	20,201	—	—	(20,201)	—
Net income (loss)	$37,956	$19,446	$755	$(20,201)	$37,956

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2017 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$980,496	$14,191	$—	$994,687
Cost of goods sold before depreciation, depletion and amortization	—	766,605	11,723	—	778,328
Selling, general and administrative expenses	—	83,285	2,788	—	86,073
Depreciation, depletion and amortization	—	46,957	1,845	—	48,802
Change in value of contingent consideration	669	1,378	—	—	2,047
Impairment of assets	—	—	648	—	648
Loss (gain) on disposal or sale of assets	—	(498)	2	—	(496)
Operating income (loss)	(669)	82,769	(2,815)	—	79,285
Interest expense, net	29,665	1,396	1	—	31,062
Derivative loss (income)	791	—	—	—	791
Loss on extinguishment of debt	60	—	—		60
Other (income) expense, net	—	(2,027)	(564)	—	(2,591)
Income (loss) from continuing operations, net of taxes and before income taxes and equity in earnings of subsidiaries	(31,185)	83,400	(2,252)	—	49,963
Income tax (benefit) expense	(11,397)	32,337	(86)	—	20,854
Income (loss) from continuing operations, net of taxes and before equity in earnings of subsidiaries	(19,788)	51,063	(2,166)	—	29,109
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(524)	—	—	(524)
Income (loss), net of taxes and before equity in earnings of subsidiaries	(19,788)	50,539	(2,166)	—	28,585
Equity in earnings of subsidiaries	48,373	—	—	(48,373)	—
Net income (loss)	$28,585	$50,539	$(2,166)	$(48,373)	$28,585

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2016 (in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$833,589	$15,794	$—	$849,383
Cost of goods sold before depreciation, depletion and amortization	—	660,889	13,562	—	674,451
Selling, general and administrative expenses	—	69,760	1,687	—	71,447
Depreciation, depletion and amortization	—	36,709	2,086	—	38,795
Change in value of contingent consideration	315	2,010	—	—	2,325
Loss (gain) on disposal or sale of assets	—	(1,016)	—	—	(1,016)
Operating income (loss)	(315)	65,237	(1,541)	—	63,381
Interest expense, net	18,729	1,192	12	—	19,933
Derivative loss (income)	(6,430)	—	—	—	(6,430)
Loss on extinguishment of debt	12,003	—	—		12,003
Other (income) expense, net	—	(1,357)	(55)	—	(1,412)
Income (loss) from continuing operations, net of taxes and before income taxes and equity in earnings of subsidiaries	(24,617)	65,402	(1,498)	—	39,287
Income tax expense (benefit)	(12,447)	28,449	(1,685)	—	14,317
Income (loss) from continuing operations, net of taxes and before equity in earnings of subsidiaries	(12,170)	36,953	187	—	24,970
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(518)	—	—	(518)
Income (loss), net of taxes and before equity in earnings of subsidiaries	(12,170)	36,435	187	—	24,452
Equity in earnings of subsidiaries	36,622	—	—	(36,622)	—
Net income (loss)	$24,452	$36,435	$187	$(36,622)	$24,452

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by operating activities	$(905)	$95,217	$363	$(10,429)	$84,246
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(31,416)	(2,568)	—	(33,984)
Payments for acquisitions, net of cash acquired	469	(57,265)	—	—	(56,796)
Proceeds from disposals of property, plant and equipment	—	1,001	2	—	1,003
Proceeds from disposals of businesses	—	1,305	—	—	1,305
Investment in subsidiaries	(646)	—	—	646	—
Advance for note receivable	(8,063)	—	—	—	(8,063)
Net cash (used in) provided by investing activities	(8,240)	(86,375)	(2,566)	646	(96,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	211,500	—	—	—	211,500
Proceeds from exercise of stock options and warrants	2,695	—	—	—	2,695
Payments of other long-term obligations	(2,925)	(4,789)	(8)	—	(7,722)
Payments for other financing	—	(14,317)	—	—	(14,317)
Debt issuance costs	(4,332)	—	—	—	(4,332)
Other treasury share purchases	(3,046)	—	—	—	(3,046)
Intercompany funding	(194,747)	182,561	2,403	9,783	—
Net cash (used in) provided by financing activities	9,145	163,455	2,395	9,783	184,778
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	172,297	192	—	172,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	75,576	198	—	75,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$247,873	$390	$—	$248,263

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash (used in) provided by operating activities	$(4,117)	$94,789	$1,618	$—	$92,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(28,780)	(2,261)	—	(31,041)
Payments for acquisitions, net of cash acquired	—	(124,481)	—	—	(124,481)
Proceeds from disposals of property, plant and equipment	—	1,920	—	—	1,920
Proceeds from disposals of businesses	—	375	—	—	375
Investment in subsidiaries	(300)	—	—	300	—
Net cash used in investing activities	(300)	(150,966)	(2,261)	300	(153,227)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	128,904	—	—	—	128,904
Repayments of revolver borrowings	(173,904)	—	—	—	(173,904)
Proceeds from issuance of debt	400,000	—	—	—	400,000
Repayments of debt	(200,000)	—	—	—	(200,000)
Premium paid on early retirement of debt	(8,500)	—	—	—	(8,500)
Proceeds from exercise of stock options and warrants	166	—	—	—	166
Payments of other long-term obligations	(657)	(3,486)	—	—	(4,143)
Payments for other financing	—	(8,880)	—	—	(8,880)
Debt issuance costs	(7,786)	—	—	—	(7,786)
Other treasury share purchases	(2,825)	—	—	—	(2,825)
Intercompany funding	(130,981)	130,113	1,168	(300)	—
Net cash provided by financing activities	4,417	117,747	1,168	(300)	123,032
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	61,570	525	—	62,095
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	3,854	71	—	3,925
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$65,424	$596	$—	$66,020

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17.	PENDING ACQUISITION

On September 29, 2017, we entered into an arrangement agreement (the "Arrangement Agreement") with Polaris Materials Corporation ("Polaris"), a Canadian corporation, to purchase all of the issued and outstanding common shares of Polaris at a purchase price of C$3.40 per share (references to "C$" are for Canadian dollars) by way of a statutory plan of arrangement (the "Arrangement"). The price per share implies an aggregate fully diluted equity value for Polaris of approximately C$309 million. Upon completion of the Arrangement, Polaris will be an indirect wholly owned subsidiary of the Company. The transaction is expected to close in the fourth quarter of 2017, subject to approval by Polaris' securityholders at a special meeting of the securityholders, approval by the Supreme Court of British Columbia, and other customary closing conditions. We expect to finance the transaction with a combination of cash on hand and borrowings under our Revolving Facility (see Note 8).

In connection with the Arrangement, Polaris terminated the previously announced arrangement agreement among Polaris, Vulcan Materials Company and its wholly owned subsidiary dated August 25, 2017, (the "Vulcan Agreement"). In connection with terminating the Vulcan Agreement, we received a C$10 million promissory note ($8.1 million as of September 30, 2017) from Polaris ("Polaris Note") in exchange for cash Polaris used to pay the Vulcan Agreement termination fee. The Polaris Note bears interest at a rate of 6.75% per annum, is payable on demand in Canadian dollars, and is recorded in other receivables in our condensed consolidated balance sheets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

18.	HURRICANES IRMA AND MARIA

On September 6, 2017, Hurricane Irma made landfall on the U.S. Virgin Island of Saint Thomas. On September 19, 2017, Hurricane Maria made landfall on Saint Croix. These storms resulted in extensive damage, flooding, and power outages throughout the islands, and power had not been fully restored as of the date of this filing. We are currently in the process of assessing the full extent of the damages to our operations; due to the ongoing conditions on the islands, we are unable at this time to quantify the impact to our consolidated financial statements. There is uncertainty as to the magnitude of the losses associated with these storms, including the potential, if any, for insurance recoveries. To date, we have identified approximately $0.6 million of impaired tangible assets, which has been recorded in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017. The damages may result in the additional impairment of certain tangible and/or intangible assets. As of September 30, 2017, the assets in our U.S. Virgin Islands operations totaled $37.3 million, which included $3.3 million of inventory, $0.8 million of cash and other current assets, $8.5 million of goodwill and other intangible assets, and $24.0 million of property, plant, and equipment (of which $11.8 million is mineral reserves).

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

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 91.4% of our revenue for the nine months ended September 30, 2017) engages principally in the formulation and production of ready-mixed concrete en route to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New York, New Jersey, Washington, D.C., Northern California, Oklahoma, and the U.S. Virgin Islands.

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

Aggregate Products. Our aggregate products segment (which represented 3.2% of our revenue for the nine months ended September 30, 2017, excluding $29.2 million of intersegment sales) produces crushed stone, sand and gravel from 17 aggregates facilities located in New Jersey, Texas, Oklahoma, and the U.S. Virgin Islands. We sell these aggregates for use in commercial, industrial, and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 4.4 million tons of aggregates during the nine months ended September 30, 2017, with Texas and Oklahoma representing 50%, New Jersey representing 45%, and the U.S. Virgin Islands representing 5% of the total production. We consumed 55% of our aggregate production internally and sold 45% to third-party customers during the nine months ended September 30, 2017. Our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability.

Overview

We typically serve customers in the general proximity of our plants, and our operating results are subject to fluctuations in the level and mix of construction activity that occur in our local markets. The level of construction activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects.

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

Consolidated ready-mixed concrete average selling prices increased 3.0% for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, resulting in the 26th consecutive fiscal quarter of increased average selling prices year-over-year. For the nine months ended September 30, 2017, our ready-mixed concrete sales volume increased 13.3% to 6.7 million cubic yards as compared to the nine months ended September 30, 2016. Ready-mixed concrete sales prices and volume in the nine months ended 2017 as compared to the same period in 2016 were up overall primarily due to increased construction activity and ready-mixed concrete segment acquisitions completed last year.

On September 6, 2017, Hurricane Irma made landfall on the U.S. Virgin Island of Saint Thomas. On September 19, 2017, Hurricane Maria made landfall on Saint Croix. These storms resulted in extensive damage, flooding, and power outages throughout the islands, and power had not been fully restored as of the date of this filing. We are currently in the process of assessing the full extent of the damages to our operations; due to the ongoing conditions on the islands we are unable at this time to quantify the impact to our consolidated financial statements. There is uncertainty as to the magnitude of the losses associated with these storms, including the potential, if any, for insurance recoveries. To date, we have identified approximately $0.6 million of impaired tangible assets, which is included in our results for the three and nine months ended September 30, 2017. The damages may result in the additional impairment of certain tangible and/or intangible assets. As of September 30, 2017, the assets in our U.S. Virgin Islands operations totaled $37.3 million, which included $3.3 million of inventory, $0.8 million of cash and other current assets, $8.5 million of goodwill and other intangible assets, and $24.0 million of property, plant, and equipment (of which $11.8 million is mineral reserves). In 2016, our U.S. Virgin Islands operations accounted for about 2% of the Company's total revenue.

Results of Operations

The following table sets forth selected historical statement of operations information for each of the periods indicated.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2017	2016	%(1)	2017	2016	%(1)
	(unaudited)			(unaudited)
Revenue	$354,628	$328,588	7.9%	$994,687	$849,383	17.1%
Cost of goods sold before depreciation, depletion and amortization	278,995	253,477	10.1	778,328	674,451	15.4
Selling, general and administrative expenses	30,056	25,104	19.7	86,073	71,447	20.5
Depreciation, depletion and amortization	16,593	14,139	17.4	48,802	38,795	25.8
Change in value of contingent consideration	719	714	0.7	2,047	2,325	(12.0)
Impairment of assets	648	—	NM	648	—	NM
Loss (gain) on disposal of assets, net	(106)	(1,003)	(89.4)	(496)	(1,016)	(51.2)
Operating income	27,723	36,157	(23.3)	79,285	63,381	25.1
Interest expense, net	10,552	7,635	38.2	31,062	19,933	55.8
Derivative loss (income)	(13,119)	(21,772)	(39.7)	791	(6,430)	NM
Loss on extinguishment of debt	60	—	NM	60	12,003	99.5
Other income, net	(1,287)	(405)	217.8	(2,591)	(1,412)	83.5
Income from continuing operations before income taxes	31,517	50,699	(37.8)	49,963	39,287	27.2
Income tax expense	7,241	12,577	(42.4)	20,854	14,317	45.7
Income from continuing operations	24,276	38,122	(36.3)	29,109	24,970	16.6
Loss from discontinued operations, net of taxes	(222)	(166)	33.7	(524)	(518)	1.2
Net income	$24,054	$37,956	(36.6%)	$28,585	$24,452	16.9%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$136.62	$132.70	3.0%	$135.16	$129.64	4.3%
Sales volume in cubic yards	2,366	2,240	5.6%	6,719	5,929	13.3%

Aggregates Data:
Average selling price per ton	$12.25	$11.93	2.7%	$12.56	$11.78	6.6%
Sales volume in tons	1,502	1,595	(5.8)%	4,277	4,205	1.7%
(1)    "NM" is defined as "Not Meaningful".

Revenue. Revenue for the three months ended September 30, 2017, grew 7.9%, or $26.0 million, to $354.6 million from $328.6 million in the comparable 2016 quarter, primarily due to recent acquisitions and organic growth. We estimate that acquisitions completed since January 1, 2016, accounted for $39.9 million of revenue for the three months ended September 30, 2017. Except for the North Texas market, which was impacted by unusually wet weather during the three months ended September 30, 2017, the major metropolitan markets in which we operate reported higher total revenue as a result of timing and mix of projects. We estimate that inclement weather in Texas during the quarter resulted in a deferral of sales volume of approximately 200,000 cubic yards of ready-mixed concrete and 90,000 tons of aggregates. Hurricanes Irma and Maria, which hit our U.S. Virgin Islands ("USVI") operations in September 2017, also had a negative impact on our total revenue as our USVI operations have been essentially shut down following the storms. Ready-mixed concrete sales, including revenue from recent acquisitions, contributed 98.7%, or $25.7 million, of our revenue growth, driven by a 5.6% increase in volume and a 3.0% increase in our average selling price. Aggregate products sales in the third quarter of 2017 declined $1.1 million, or 5.3%, to $21.0 million from $22.1 million in the 2016 third quarter, resulting from a 5.8% decrease in volume and were partially offset by a 2.7% increase in average selling price. Other products revenue and eliminations, which includes building materials stores, hauling operations, lime slurry, brokered product sales, a recycled aggregates operation, an aggregate distribution operation, an industrial waterfront marine terminal and sales yard, and eliminations of our intersegment sales, increased $1.5 million, or 17.4%, in the 2017 third quarter to $10.1 million from $8.6 million in the 2016 third quarter.

Revenue for the nine months ended September 30, 2017, grew 17.1%, or $145.3 million, to $994.7 million from $849.4 million in the comparable nine months ended September 30, 2016, primarily due to recent acquisitions and organic growth. We estimate that acquisitions completed since January 1, 2016, accounted for $122.0 million of revenue for the nine months ended September 30, 2017. All of our major markets experienced higher total revenue for the nine months ended September 30, 2017, compared to the prior year period. Ready-mixed concrete sales, including revenue from recent acquisitions, contributed 95.4%, or $138.7 million of our revenue growth, driven by a 13.3% increase in volume and a 4.3% increase in our average selling price. Aggregate products sales grew $5.2 million, or 9.1%, to $61.5 million from $56.4 million, resulting primarily from a 6.6% increase in average selling price and a 1.7% increase in volume. Other products revenue and eliminations, as described above, increased $1.5 million, or 6.6%, to $24.0 million for the nine months of 2017 as compared to $22.5 million in the same period in 2016.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $25.5 million, or 10.1%, to $279.0 million in the third quarter of 2017 from $253.5 million in the comparable 2016 quarter. Our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. Costs also increased due to quarry dredge costs for a specific event. During the third quarter of 2017, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the comparable prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A increased by 1.6% in the third quarter of 2017 compared to the third quarter of 2016. Cost of goods sold before DD&A includes the impact of costs in our USVI operations for the month of September 2017 with minimal corresponding revenues due to Hurricanes Irma and Maria.

For the first nine months of 2017, cost of goods sold before DD&A increased by $103.8 million, or 15.4%, to $778.3 million from $674.5 million in the first nine months of 2016. Similar to the third quarter, our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment. During the first nine months of 2017, our fixed costs increased over the comparable prior year period primarily due to higher costs to operate our facilities, as well as additional locations and trucks than in the previous year. Cost of goods sold before DD&A also includes the impact of costs in our USVI operations for the month of September 2017 with minimal corresponding revenues due to Hurricanes Irma and Maria, and increased due to quarry dredge costs for a specific event. As a percentage of revenue, cost of goods sold before DD&A decreased by 1.2% in the first nine months of 2017 compared to the first nine months of 2016.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $5.0 million, or 19.7%, to $30.1 million for the quarter ended September 30, 2017, from $25.1 million in the corresponding 2016 quarter. The increase was primarily attributable to certain incremental reserves on specific receivables, higher self-insurance costs, and personnel and other general administrative costs incurred by our corporate and regional offices to support our growth initiatives and acquisition infrastructure. As a percentage of revenue, SG&A expenses increased to 8.5% in the 2017 third quarter from 7.6% in the 2016 third quarter.

For the first nine months of 2017, SG&A expenses increased $14.7 million, or 20.5%, to $86.1 million from $71.4 million in the first nine months of 2016. The increase was primarily attributable to certain incremental reserves on specific receivables, higher self-insurance costs, and personnel expenses and other general and administrative expenses by our corporate and regional offices to support our growth initiatives and acquisition infrastructure. As a percentage of revenue, SG&A expenses increased to 8.7% in the first nine months of 2017 from 8.4% in the first nine months of 2016.

Depreciation, depletion and amortization. DD&A expense increased $2.5 million, or 17.4%, to $16.6 million for the quarter ended September 30, 2017, from $14.1 million in the corresponding quarter of 2016, primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through recent acquisitions as well as incremental intangible amortization expense of $0.9 million related to our acquisitions.

For the first nine months of 2017, DD&A expense increased $10.0 million, or 25.8%, to $48.8 million from $38.8 million in the first nine months of 2016, primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through recent acquisitions as well as incremental intangible amortization expense of $4.3 million related to our acquisitions.

Change in value of contingent consideration.  For both of the three month periods ended September 30, 2017 and 2016, we recorded a non-cash loss on the change in value of contingent consideration of $0.7 million. For the nine months ended September 30, 2017, we recorded a non-cash loss on the change in value of contingent consideration of $2.0 million compared to a non-cash loss of $2.3 million for the same period in 2016. These non-cash losses are related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $52.6 million at September 30, 2017, included discount rates ranging from 5.00% to 15.75% and management's estimates of future sales volumes and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each quarterly period. The non-cash loss from fair value changes in contingent consideration for the first nine months of 2017 was primarily due to the passage of time. The non-cash loss for the first nine months of 2016 was due to the passage of time as well as changes in the probability-weighted assumptions related to the achievement of sales volumes.

Operating income. Operating income decreased to $27.7 million in the third quarter of 2017 from $36.2 million in the corresponding quarter of 2016, a decrease of $8.5 million. As a percentage of revenue, operating margins decreased to 7.8% for the quarter ended September 30, 2017, from 11.0% during the same quarter of 2016, reflecting the impact of hurricane losses, quarry dredge costs for a specific event, the negative impact of weather-related delays in some of our major markets that generally produce higher gross margin projects, and a shift in the geographic and project mix of our sales.

For the first nine months of 2017, operating income increased to $79.3 million from $63.4 million in the first nine months of 2016, an increase of $15.9 million. As a percentage of revenue, operating margins increased to 8.0% for the first nine months of 2017, from 7.5% during the first nine months of 2016, primarily reflecting a shift in the geographic and project mix of our sales partially offset by the impact of hurricane losses, the negative impact of weather-related delays in some of our major markets that generally produce higher gross margin projects, and quarry dredge costs for a specific event.

Interest expense, net.  Net interest expense increased by $3.0 million to $10.6 million for the quarter ended September 30, 2017, from $7.6 million for the comparable 2016 quarter primarily due to the January 2017 issuance of $200 million of long-term debt. For the first nine months of 2017, net interest expense increased by $11.2 million to $31.1 million from $19.9 million for the first nine months of 2016 due primarily to higher debt levels, partially offset by a lower interest rate compared to the notes that were outstanding through June 7, 2016.

Derivative loss (income).  For the quarter ended September 30, 2017, we recorded non-cash derivative income of $13.1 million compared to $21.8 million derivative income for the corresponding 2016 quarter related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants") and expired on August 31, 2017. Each quarter the Warrants were outstanding, we determined the fair value of our derivative liabilities, and the changes resulted in either income or loss. During the quarter ended September 30, 2017, all remaining unexercised warrants expired, which contributed to the derivative income for the quarter. The key inputs in determining the fair value of our derivative liabilities included our stock price, stock price volatility, and risk free interest rates. Non-cash income and losses from fair value changes in the Warrants were primarily due to the decreases and increases, respectively, in the price of our common stock.

For the first nine months ended September 30, 2017 and 2016, we recorded a non-cash derivative loss of $0.8 million and a non-cash derivative income of $6.4 million, respectively, related to fair value changes in our Warrants, which for 2017 included their expiration on August 31, 2017. These impacts were primarily due to fluctuations in the price of our common stock as described above.

Income taxes.  For the three months ended September 30, 2017 and 2016, we recorded income tax expense allocated to continuing operations of $7.2 million and $12.6 million, respectively. For the first nine months ended September 30, 2017 and 2016, we recorded income tax expense allocated to continuing operations of $20.9 million and $14.3 million, respectively.

For the first nine months ended September 30, 2017, our effective tax rate differed from the federal statutory rate primarily due to cumulative adjustments to deferred income taxes, which resulted in additional income tax expense. In addition, the January 1, 2017 adoption of new accounting rules related to employee stock-based compensation required the current period income tax benefit related to stock compensation to be reflected in the income statement instead of additional paid-in-capital on the balance sheet, as previously required. For additional information regarding our adoption of these accounting rules, see the information set forth in Note 2, “Recent Accounting Pronouncements,” to our condensed consolidated financial statements included in Part I of this report.

For the first nine months ended September 30, 2016, our effective tax rate differed from the federal statutory tax rate primarily due to the application of a valuation allowance that reduced the recognized benefit of our deferred tax assets. In addition, certain state income taxes are calculated on a basis different from pre-tax income (loss).

In addition, for both the nine months ended September 30, 2017 and 2016, our effective tax rate differed from the federal statutory rate due to the tax impact of our Warrants, for which we recorded a non-cash derivative loss of $0.8 million for the nine months ended September 30, 2017, and a non-cash derivative income of $6.4 million for the nine months ended September 30, 2016. These changes were excluded from the calculation of our income tax provision, and the amount was treated as an unrecognized tax position.

We recorded a tax benefit of $0.1 million for discontinued operations in both the three months ended September 30, 2017 and 2016. We recorded a tax benefit of $0.3 million for discontinued operations in both the nine months ended September 30, 2017 and 2016. All taxes were allocated between continuing operations and discontinued operations for the nine months ended September 30, 2017 and 2016.

For the three and nine months ended September 30, 2017, we reduced to zero our unrecognized tax benefits and deferred tax asset balances associated with derivative income or losses related to our Warrants. The amount of the reduction for both was $43.6 million; as such, the aggregate reductions did not have an impact to either total income tax expense or our effective tax rate. These reductions followed a decision to no longer pursue a future tax return deduction associated with our cumulative derivative losses related to our Warrants, given our inability, after multiple attempts, to obtain the necessary documentation to support the deduction and complete the related informational reporting requirements.

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of September 30, 2017, and December 31, 2016, for other deferred tax assets because of uncertainty regarding their ultimate realization.  Our total net deferred tax liability was approximately $15.0 million and $7.7 million as of September 30, 2017, and December 31, 2016, respectively.

Segment information

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) from continuing operations excluding the impact of income tax expense (benefit), net interest expense, depreciation, depletion and amortization, derivative loss (income), the non-cash change in value of contingent consideration, hurricane-related losses, quarry dredge costs for a specific event, and loss on extinguishment of debt.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies, and may not be comparable to similarly titled measures used in our various agreements, including the Third Loan Agreement and the Indenture.

See Note 15, "Segment Information," to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes.

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2017	2016	%	2017	2016	%

Ready-mixed Concrete Segment:
Revenue	$323,567	$297,858	8.6%	$909,145	$770,479	18.0%
Segment revenue as a percentage of total revenue	91.2%	90.6%		91.4%	90.7%

Adjusted EBITDA	$53,627	$51,394	4.3%	$144,777	$111,809	29.5%
Adjusted EBITDA as a percentage of segment revenue	16.6%	17.3%		15.9%	14.5%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$136.62	$132.70	3.0%	$135.16	$129.64	4.3%
Sales volume in thousands of cubic yards	2,366	2,240	5.6%	6,719	5,929	13.3%

Revenue.  Our ready-mixed concrete sales provided 91.2% and 90.6% of our total revenue in the third quarter of 2017 and 2016, respectively. Segment revenue for the third quarter of 2017 increased $25.7 million, or 8.6%, from the comparable 2016 period. We estimate that acquisitions completed since January 1, 2016, contributed $39.9 million of revenue to our third quarter of 2017 ready-mixed concrete segment revenue as compared to an estimate of $31.8 million of revenue related to our third quarter of 2016 results.

The third quarter of 2017 revenue increase was driven by a 5.6% increase in sales volume, or 0.1 million cubic yards, providing $16.7 million, or approximately 65.0%, of our ready-mixed concrete revenue growth and a 3.0% increase in average selling price providing $9.0 million, or approximately 35.0%, of our ready-mixed concrete revenue growth. Average selling price increased in the major metropolitan markets in which we operate except Northern California, which was essentially flat in the third quarter of 2017 as compared to the third quarter of 2016. However, our sales volume increase is primarily due to the Northern California market, which increased 0.1 million cubic yards. or 25.3% as compared to the third quarter of 2016. Except North Texas, which was negatively impacted by unusually wet weather in the third quarter of 2017, total revenue was higher in all the major metropolitan markets in which we operate in the third quarter of 2017 as compared to the third quarter 2016. We estimate that inclement weather in Texas resulted in a deferral of sales volume of approximately 200,000 cubic yards of ready-mixed concrete in the third quarter of 2017. Hurricanes Irma and Maria that hit our USVI operations in September 2017 also had a negative impact on our ready-mixed concrete revenue as our USVI operations have been essentially shut down following the storms.

For the nine months ended September 30, 2017 and 2016, our ready-mixed concrete sales provided 91.4% and 90.7% of our total revenue, respectively. Segment revenue for the first nine months of 2017 increased $138.7 million, or 18.0%, from the first nine months of 2016. We estimate that acquisitions completed since January 1, 2016, contributed $122.0 million of revenue to our first nine months of 2017 ready-mixed concrete segment revenue as compared to an estimate of $34.9 million of revenue related to our 2016 results.

Our ready-mixed concrete revenue increase for the first nine months of 2017, was driven by a 13.3% increase in sales volume, or 0.8 million cubic yards, providing $102.4 million, or approximately 73.9%, of our ready-mixed concrete revenue growth and a 4.3% increase in average selling price providing $36.3 million, or approximately 26.1%, of our ready-mixed concrete revenue growth. Average selling price increased in all the major metropolitan markets in which we operate except Northern California, which was essentially flat for the first nine months of 2017 as compared to the same time period in 2016. Our sales volume and ready-mixed concrete revenue were higher in all of the major metropolitan markets in which we operate compared to the prior year despite significant weather-related challenges during the summer in certain of our major metropolitan markets.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment grew to $53.6 million in the third quarter of 2017 from $51.4 million in the third quarter of 2016, an increase of $2.2 million, or 4.3%. Driving this growth was a 5.6% increase in sales volume and a 3.0% increase in our average selling price, which resulted in $25.7 million in higher revenue, despite significant weather-related delays during the 2017 quarter. Partially offsetting the growth in revenue was increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume and recent acquisitions. During the third quarter of 2017, we also experienced raw materials price increases from our vendors, which increased our cost of goods sold. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2017 third quarter compared to the prior year third quarter due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 16.6% in the third quarter of 2017 versus 17.3% in 2016, reflecting the geographic and project mix of our revenue and cost.

For the nine months ended September 30, 2017, Adjusted EBITDA for our ready-mixed concrete segment grew to $144.8 million from $111.8 million in the first nine months of 2016, an increase of $33.0 million, or 29.5%. Driving this growth was 13.3% increase in sales volume and a 4.3% increase in our average selling price, which resulted in $138.7 million in higher revenue, despite significant weather-related delays during 2017. Partially offsetting the higher revenue was increased cost of goods sold associated with the higher volume of sales. Our variable costs were all higher due primarily to the increased volume and recent acquisitions. During the first nine months of 2017, higher prices to purchase raw materials from our vendors increased our cost of goods sold. However, we were generally able to pass these price increases along to our customers. Our fixed costs increased in 2017 compared to the prior year, due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 15.9% in the first nine months of 2017 versus 14.5% the first nine months of 2016, reflecting the geographic and project mix of our revenue and cost.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2017	2016	%	2017	2016	%

Aggregate Products Segment:
Revenue	$20,959	$22,128	(5.3)%	$61,549	$56,397	9.1%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.1%	3.7%		3.2%	3.6%

Adjusted EBITDA	$6,218	$7,005	(11.2)%	$18,889	$15,080	25.3%
Adjusted EBITDA as a percentage of segment revenue	29.7%	31.7%		30.7%	26.7%

Aggregates Data:
Average selling price per ton	$12.25	$11.93	2.7%	$12.56	$11.78	6.6%
Sales volume in tons	1,502	1,595	(5.8)%	4,277	4,205	1.7%

Revenue.  Sales for our aggregate products segment provided 3.1% and 3.7% of our total revenue for the third quarter of 2017 and 2016, respectively, excluding intersegment sales of $10.0 million and $9.8 million, respectively. Segment revenue declined $1.2 million, or 5.3%, compared to prior year levels primarily due to the hurricanes that hit our USVI operations in September 2017 and resulted in a nearly complete shutdown of those operations following the storms, as well as the impact of abnormally wet weather in our North Texas operations. We estimate that inclement weather in Texas during the quarter resulted in a deferral of sales volume of approximately 90,000 tons of aggregates.

We sell our aggregates to external customers and also sell them internally to our ready-mixed concrete segment at market price. Approximately 47.7% of our third quarter 2017 aggregate products sales were to our ready-mixed concrete segment, versus 44.5% in the third quarter of 2016. Our average selling price increased 2.7% in the third quarter of 2017 as compared to the third quarter of 2016.

For the first nine months of 2017, sales for our aggregate products segment provided 3.2% and 3.6% of our total revenue for 2017 and 2016, respectively, excluding intersegment sales of $29.2 million and $25.6 million, respectively. Segment revenue grew $5.2 million, or 9.1%, compared to prior year levels, primarily due to the increase in average selling price and higher sales volume. Of our first nine months of 2017 aggregate product segment sales, 47.5% were to our ready-mixed concrete segment, versus 45.5% in the first nine months of 2016.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment decreased by $0.8 million to $6.2 million in the third quarter of 2017 from $7.0 million in the third quarter of 2016, primarily as a result of lower production volumes, including the impact of weather-related days during the third quarter of 2017. Overall, our segment Adjusted EBITDA as a percentage of segment revenue decreased to 29.7% in the third quarter of 2017 from 31.7% in the third quarter of 2016, primarily due to the decrease in revenue that did not leverage our fixed costs. Our quarry fixed costs primarily include equipment rental, property taxes, and plant management costs.

For the first nine months of 2017, our aggregate products segment Adjusted EBITDA increased by $3.8 million to $18.9 million from $15.1 million in the first nine months of 2016, primarily as a result of higher revenue, partially offset by the related higher cost of goods sold. Our variable costs increased primarily due to higher production. Our variable costs include quarry labor and benefits, utilities, repairs and maintenance, delivery, fuel, and pit costs to prepare the stone and gravel for use. Our quarry fixed costs, primarily include equipment rental, property taxes, and plant management costs. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 30.7% in the first nine months of 2017 from 26.7% in the first nine months of 2016, primarily due to higher revenue.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our asset-based revolving credit facility (the "Revolving Facility"). During the first quarter of 2017, we increased our liquidity by issuing $200.0 million aggregate principal amount of 6.375% senior unsecured notes due in 2024. During the third quarter of 2017, we entered into the Third Amended and Restated Loan and Security Agreement (the "Third Loan Agreement"), which among other things, increased the revolving commitments from $250.0 million to $350.0 million and extended the maturity date to August 31, 2022.

We ended the quarter with $248.3 million of cash and cash equivalents, an increase of $172.5 million from December 31, 2016. At September 30, 2017, based on our borrowing base, we had a maximum of $245.8 million available under the Revolving Facility, providing a total available liquidity of $494.1 million. The increase in our unused availability under the Revolving Facility to $245.8 million at September 30, 2017, from $221.3 million at December 31, 2016, was primarily due to increases in eligible accounts receivable and eligible trucks and machinery balances. We had no outstanding borrowings under the Revolving Facility as of September 30, 2017.

The following key financial metrics reflect our financial position and capital resources as of September 30, 2017, and December 31, 2016 (dollars in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$248,263	$75,774
Working capital	$311,747	$71,283

Total debt (1)	$688,418	$449,298
Total stockholders' equity	281,791	188,829
Total capital	$970,209	$638,127

Maximum availability under our Revolving Facility	$245,800	$221,300

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

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Third Loan Agreement is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory, mixer trucks and machinery. Our borrowing base also typically declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

The projection of our cash needs is based upon many factors, including without limitation, our expected volume, pricing, cost of materials and capital expenditures. We anticipate that our federal and state income tax payments will increase in 2017 as compared to prior years as we substantially exhausted our remaining operating loss carryforwards during 2016. Based on our projected cash needs, we believe that cash on hand, availability under the Revolving Facility, and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business, not including potential acquisitions. If, however, availability under the Revolving Facility, cash on hand, and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing or sell assets to provide additional liquidity.

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

Senior Secured Credit Facility

On August 31, 2017, we entered into the Third Loan Agreement with certain financial institutions named therein as lenders (the “Lenders”) and Bank of America, N.A., as agent for the Lenders, which amended and restated a Second Loan Agreement. The Third Loan Agreement matures August 31, 2022 and provides for up to $350.0 million of financing. The Third Loan Agreement also permits the incurrence of other secured indebtedness not to exceed certain amounts as defined.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, all as specified in the Third Loan Agreement.  The Third Loan Agreement provides for swingline loans up to a $15.0 million sublimit, and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars.

The Third Loan Agreement contains usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions.  The negative covenants are subject to certain exceptions as specified in the Third Loan Agreement.  The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Third Loan Agreement. As of September 30, 2017, we were in compliance with all covenants under the Third Loan Agreement.

Senior Unsecured Notes due 2024

On June 7, 2016, we completed an offering of $400.0 million aggregate principal amount of 6.375% unsecured senior notes due 2024 ("2024 Notes"). We used a portion of the proceeds from the 2024 Notes to repay all of our outstanding borrowings on the Revolving Facility and to redeem all $200.0 million of our 8.5% senior secured notes due 2018. On January 9, 2017, we completed an offering of $200.0 million aggregate principal amount of additional 2024 Notes (the "Additional Notes," and together with the 2024 Notes, the "Senior Unsecured Notes") at an issue price of 105.75%. The terms of the Additional Notes are identical to the terms of the existing 2024 Notes, other than the issue date, the issue price, the first interest payment date, and the provisions relating to transfer restrictions and registration rights. We used the net proceeds from the offering of the Additional Notes to increase our liquidity.

The Senior Unsecured Notes accrue interest at a rate of 6.375% per annum and interest is due on June 1 and December 1 of each year. The Senior Unsecured Notes mature on June 1, 2024 and are redeemable at our option prior to maturity at prices specified in an indenture (the "Indenture") dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions and also contains customary events of default. The Senior Unsecured Notes are issued by U.S. Concrete, Inc., the parent company, and are guaranteed on a full and unconditional basis by each of our restricted subsidiaries that guarantees any obligations under the Revolving Facility or that guarantees certain of our other indebtedness or certain indebtedness of our restricted subsidiaries (other than foreign restricted subsidiaries that guarantee only indebtedness incurred by another foreign subsidiary). The guarantees are joint and several. U.S. Concrete, Inc. does not have any independent assets or operations, and none of its foreign subsidiaries guarantee the Senior Unsecured Notes.

The Senior Unsecured Notes and the guarantees thereof are effectively subordinated to all of our and our guarantors' existing and future secured obligations, including obligations under the Revolving Facility, to the extent of the value of the collateral securing such obligations; senior in right of payment to any of our and our guarantors' future subordinated indebtedness; pari passu in right of payment with any of our and our guarantors' existing and future senior indebtedness, including our and our guarantors' obligations under the Revolving Facility; and structurally subordinated to all existing and future indebtedness and other liabilities, including preferred stock, of any non-guarantor subsidiaries.

For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 16, “Supplemental Condensed Consolidating Financial Information,” to our condensed financial statements included in Part I of this report.

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment with $89.1 million remaining principle as of September 30, 2017.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 8, “Debt,” to our condensed consolidated financial statements included in Part I of this report.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $84.2 million for the nine months ended September 30, 2017, compared to $92.3 million for the nine months ended September 30, 2016. Overall the generation of cash from operations in the first nine months of 2017 and 2016 was driven by the revenue and operating performance of the Company.

We used $96.5 million to fund investing activities during the nine months ended September 30, 2017, compared to $153.2 million for the nine months ended September 30, 2016. We paid $56.8 million and $124.5 million to fund acquisitions during the first nine months of 2017 and the first nine months of 2016, respectively. In addition, we incurred capital expenditures of $34.0 million and $31.0 million for the nine months ended September 30, 2017, and September 30, 2016, respectively, to fund purchases of mixer trucks, plant, and other equipment to service our business. We also loaned $8.1 million to Polaris Materials Corporation ("Polaris") in exchange for a promissory note during the nine months ended September 30, 2017, related to a planned acquisition of Polaris, which is expected to close in the fourth quarter of 2017.

Our net cash provided by financing activities was $184.8 million for the nine months ended September 30, 2017, as compared to $123.0 million for the comparable period of 2016. Financing activities during the first nine months of 2017 included the proceeds from our $200.0 million Additional Notes offering, including the premium on the issue price and net of related debt issuance costs. In addition, we made payments of $14.3 million related to our capital leases and other financings and paid $7.7 million for contingent and deferred consideration obligations. Also during the first nine months of 2017, we received proceeds of $2.7 million from exercises of warrants and stock options. Financing activities during the first nine months of 2016 included the proceeds from our $400.0 million 2024 Notes offering, net of related debt issuance costs; redemption of our $200.0 million 2018 Notes including an $8.5 million redemption premium; and repayment of our existing borrowings under our Revolving Facility. In addition, we made payments of $8.9 million related to our capital leases and other financings and paid $4.1 million for contingent consideration obligations. Also during the first nine months of 2016, we received proceeds of $0.2 million from exercises of warrants and stock options.

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

Overall, prices for cement and aggregates increased in the first nine months of 2017, compared to the same period in 2016, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

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

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancelable operating leases that are not reflected on our balance sheet.  At September 30, 2017, we had $14.3 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $36.2 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first nine months of 2017 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtained for our products.

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

We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes. However, we have been required to account for our Warrants as derivative instruments.

During the nine months ended September 30, 2017, we recorded a non-cash loss from fair value changes in our Warrants of approximately $0.8 million, due primarily to an increase in the price of our common stock. The Warrants were issued to holders of our predecessor common stock pro rata based on a holder’s stock ownership and any remaining unexercised Warrants expired on August 31, 2017.

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the Third Loan Agreement. We had no outstanding borrowings under this facility as of September 30, 2017.

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

Item 4. Controls and Procedures

Acquisitions

On September 29, 2017, we acquired the assets of Action Supply Co., Inc., A-1 Materials, Inc., L.C. Frey Company, Inc. and Central Supply Company d.b.a. Harbor Ready-Mix, (collectively, the "2017 3rd Quarter Acquisitions"). We are in the process of integrating each of the 2017 3rd Quarter Acquisitions. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017, excludes an assessment of the internal control over financial reporting related to each of the 2017 3rd Quarter Acquisitions. The 2017 3rd Quarter Acquisitions represented less than 1% of both consolidated total assets and consolidated revenue included in our condensed consolidated financial statements as of, and for the nine months ended September 30, 2017.

Disclosure Controls and Procedures

As of September 30, 2017, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As a result of this material weakness, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2017.

Remediation Efforts

The following steps to strengthen our internal controls related to accounting for income taxes were either implemented or in process during the nine months ended September 30, 2017:

•	the hiring of a tax manager experienced in accounting for income taxes under U.S. GAAP and taxation of multinational corporations;

•	the engagement of a third-party tax advisory firm to assist in the preparation and review of the quarterly income tax accounting;

•
the finalization of the initial implementation of the selected document management software, which will allow for its utilization, beginning in the fourth quarter of 2017, to assist in improving the documentation related to management review controls and the overall organization of control related documentation;

•
the finalization of phase one of the implementation process related to the selected income tax accounting software, which will allow for its utilization in the fourth quarter of 2017 to prepare year-end accounting for income taxes;

•	the establishment of documentation standards for management review controls; and

•	the reassessment of the balance between preventative and detective type internal controls, which resulted in an increase in preventative controls.

As we continue to evaluate and take actions to improve our internal control over financial reporting in the area of accounting for income taxes, we may enhance certain of the remediation measures described in our 2016 Form 10-K. We intend to complete the implementation of our remediation plan during 2017. The successful remediation of this material weakness will require review and evidence of the effectiveness of the related internal controls as part of our next annual assessment of our internal control over financial reporting as of December 31, 2017.

In light of the material weakness as of December 31, 2016, prior to the filing of this Quarterly Report on Form 10-Q for the three months ended September 30, 2017, management determined that key quarterly controls were performed timely and that additional procedures were performed, including validating the completeness and accuracy of the underlying data used to support the amounts reported in the quarterly financial statements. These control activities and additional procedures have allowed us to conclude that, notwithstanding the material weakness disclosed in the 2016 Form 10-K, the consolidated financial statements in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

We completed a number of acquisitions in the nine months ended September 30, 2017. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing and except as described above, during the quarter ended September 30, 2017, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 14, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

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

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended September 30, 2017:

Calendar Month	Total Number of Shares Acquired (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (2)
July 1 - July 31, 2017	397	$78.71	—	$50,000,000
August 1 - August 31, 2017	2,478	76.45	—	50,000,000
September 1 - September 30, 2017	—	—	—	50,000,000
Total	2,875	$76.76	—	$50,000,000

(1)
The total number of shares purchased includes shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

(2)
The Second Share Repurchase Program was approved by our Board on March 1, 2017, and allows us to repurchase up to $50.0 million of our common stock effective April 1, 2017, until the earlier of March 31, 2020, or a determination by the Board to discontinue the Second Share Repurchase Program. The Second Share Repurchase Program does not obligate us to acquire any specific number of shares.

Item 4.	Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

2.1*
—Arrangement Agreement, dated as of September 29, 2017, by and among U.S. Concrete, Inc., 1134771 B.C. Ltd., and Polaris Materials Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 2, 2017 (File No. 001-34530)).

3.1*
—Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A/A filed on August 31, 2010 (File No. 000-26025)).

3.2*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A/A filed on August 31, 2010 (File No. 000-26025)).
3.3*
—Amendment No. 1 to Third Amended and Restated Bylaws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2015 (File No. 001-34530)).

10.1*†
—Consulting Agreement, dated as of July 1, 2017, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2017 (File No. 001-34530)).

10.2*†
—Third Amended and Restated Loan and Security Agreement, dated as of August 31, 2017, by and among U.S. Concrete, Inc., certain of its subsidiaries parties thereto, certain lender parties thereto, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 1, 2017 (File No. 001-34530)).

10.3*†	—Offer Letter to John Kuntz, dated as of September 5, 2017, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 8, 2017 (File No. 001-34530)).
10.4*†
—Amendment to Consulting Agreement, dated as of September 1, 2017, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 8, 2017 (File No. 001-34530)).

10.5*†
—Consulting Agreement, dated as of September 14, 2017, by and between U.S. Concrete, Inc. and Eugene I. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 20, 2017 (File No. 001-34530)).

10.6*†
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and John E. Kunz, dated October 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2017 (File No. 001-34530)).

10.7*†
—Indemnification Agreement, by and between U.S. Concrete, Inc. and John E. Kunz, dated October 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 6, 2017 (File No. 001-34530)).

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

U.S. CONCRETE, INC.

Date:	November 3, 2017	By:	/s/ John E. Kunz
John E. Kunz
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)