Form 10-K
period 2017-12-31
US CONCRETE INC
filed 2018-03-01
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐      No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the last reported sale price of $78.55 of the registrant’s common stock as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter: $1,184,755,511. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.
There were 16,656,366 shares of common stock, par value $.001 per share, of the registrant outstanding as of February 26, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement related to the registrant's 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report.

U.S. CONCRETE, INC.
FORM 10-K
For the Year Ended December 31, 2017

Cautionary Statement Concerning Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

•
governmental requirements and initiatives, including those related to mortgage lending, financing or deductions, funding for public or infrastructure construction, land usage, and environmental, health and safety matters;

•	disruptions, uncertainties or volatility in the credit markets that may limit our, our suppliers' and our customers' access to capital;

•	our ability to successfully implement our operating strategy;

•	weather conditions;

•	our substantial indebtedness and the restrictions imposed on us by the terms of our indebtedness;

•	the effects of currency fluctuations on our results of operations and financial condition;

•	our ability to maintain favorable relationships with third parties who supply us with equipment and essential supplies;

•	our ability to retain key personnel and maintain satisfactory labor relations; and

•	product liability, property damage, results of litigation and other claims and insurance coverage issues.

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

PART I
Item 1.  Business

U.S. Concrete, Inc. is a Delaware corporation founded and incorporated in 1997. We began operations in 1999, which is the year we completed our initial public offering.  In this report, we refer to U.S. Concrete, Inc. and its subsidiaries as "we," "us," "our," the "Company," or "U.S. Concrete," unless we specifically state otherwise, or the context or content indicates otherwise.

General

We are a leading producer of ready-mixed concrete in select geographic markets in the United States and the U.S. Virgin Islands. We operate our business through two primary segments: ready-mixed concrete and aggregate products. Ready-mixed concrete is a highly versatile and widely used material in construction. This important building material is used in the vast majority of commercial, residential and public works construction projects. Aggregate products are granular raw materials essential in the production of ready-mixed concrete.

We serve substantially all segments of the construction industry in our select geographic markets. Our customers include contractors for commercial and industrial, residential, street and highway and other public works construction. Ready-mixed concrete product revenue by type of construction activity for the year ended December 31, 2017 was approximately 56% commercial and industrial, 26% residential and 18% street, highway and other public works.

We operate principally in the Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania); Texas / Oklahoma; and Northern California with those markets representing approximately 38%, 36% and 25%, respectively, of our consolidated revenue for the year ended December 31, 2017. We believe we are well positioned for strong growth in these attractive regions. According to estimates from the Portland Cement Association ("PCA"), the states in which we operate represented a total of approximately 29% of the 2017 consumption of ready-mixed concrete in the United States, which favorably positions us to capture additional market share in this fragmented industry. Total revenue for the year ended December 31, 2017 was $1.3 billion, of which we derived approximately 90.8% from our ready-mixed concrete segment, 3.7% from our aggregate products segment (excluding $40.9 million sold internally) and 5.5% from our other operations. For the year ended December 31, 2017, we had net income attributable to U.S. Concrete of $25.5 million and income from continuing operations attributable to U.S. Concrete of $26.1 million.

As of December 31, 2017, we operated 162 standard ready-mixed concrete plants, 17 volumetric ready-mixed concrete plants, 18 producing aggregates facilities, seven aggregates distribution terminals, two lime slurry facilities and one recycled aggregates facilities. During the year ended December 31, 2017, these plants and facilities produced approximately 9.0 million cubic yards of ready-mixed concrete and 6.3 million tons of aggregates. In addition, we leased two other aggregates facilities to third parties and retained a royalty on production from those facilities. As of December 31, 2017, we operated over 1,640 drum mixer trucks and 130 volumetric mixer trucks. For additional information related to our properties, see Item 2. Properties of this report.

2017 Key Acquisitions

Our revenue over the past five years has more than doubled, due in part to our acquisitions, which we have funded through existing cash balances, debt and equity. During 2017, we expanded our operations with the acquisitions of the assets of Corbett Aggregate Companies, LLC. ("Corbett") located in Quinton, New Jersey; Harbor Ready-Mix ("Harbor") located in Redwood City, California; A-1 Materials, Inc. ("A-1”) and L.C. Frey Company, Inc. ("Frey") (collectively “A-1/Frey”) located in San Carlos, California; and Action Supply Co., Inc. ("Action Supply") located in Philadelphia, Pennsylvania and the outstanding common stock of Polaris Materials Corporation ("Polaris") located in Vancouver, British Columbia, Canada. These acquisitions included approximately 130 million tons of proven aggregates reserves, seven ready-mix concrete plants and 51 mixer trucks, significantly enhancing our ability to serve construction projects in the Atlantic and West Coast markets.

Competitive strengths

Large, high quality asset base in attractive markets with favorable construction environments. Our assets are primarily focused in our Atlantic Region, Texas / Oklahoma, Northern California, British Columbia (which primarily supplies California) and the U.S. Virgin Islands markets. Our high quality asset base is comprised of 49 ready-mixed concrete plants, five aggregates facilities, five aggregates distribution terminals and one recycled aggregates facility in the Atlantic Region; 84 ready-mixed concrete plants, 17 volumetric ready-mixed concrete plants and 10 aggregates facilities in Texas / Oklahoma; 25 ready-mixed concrete plants and two aggregates distribution terminals in California; one aggregates facility in British Columbia; four ready-mixed concrete plants and two aggregates facilities in the U.S. Virgin Islands; as well as over 1,640 drum mixer trucks and 130 volumetric mixer trucks. We believe the scale and quality of our asset base, in addition to our product differentiation, on-time deliveries, competitive all-in delivered cost, service and reliability differentiate us and allow us to meet the needs of both large and small jobs for a wide range of clients in multiple end-use markets.

Growth in our Atlantic Region markets is driven by the financial services and government sectors; growth in our Texas / Oklahoma markets is largely driven by construction demand in the transportation, financial and other professional services and manufacturing sectors; and growth in our Northern California market is driven largely by the technology sector. In addition, each of these markets currently exhibit healthy residential trends supported by a number of factors, including population growth, decreases in unemployment, low mortgage and other interest rates, rising home prices and increasing construction activity. We believe that our better-than-average growth is driven by key industry sectors within our markets, which generally benefit from year-round construction.

Favorable exposure to commercial projects with higher margins. We bid for and routinely win supply contracts for some of the largest, most prestigious commercial projects. Some of the larger commercial projects we have worked on include:

•	Facebook NA-4 Data Center in Fort Worth, Texas

•	LaGuardia Airport in Queens, New York

•	Interstate 35W in Fort Worth, Texas

•	Google Bayview Campus in Mountain View, California

•	Toyota North American Headquarters in Plano, Texas

•	The Union Tower in Dallas, Texas

•	World Trade Center Complex in Manhattan, New York

•	Tappan Zee Bridge, New York

•	San Antonio Village in Mountain View, California

•	Hudson Yards Complex in Manhattan, New York

•	Museum of Modern Art Expansion Tower in Manhattan, New York

These types of projects have higher margins due to rigorous specifications, increased complexity, high customization requirements and significant volume capacity needs.

We provide alternative solutions for designers and contractors by offering value-added concrete products such as color-conditioned, fiber-reinforced, steel-reinforced and high-performance concrete. We believe this enhances our ability to compete for and win supply contracts for large, complex commercial projects that are difficult to supply.

Long-term customer relationships. Our management and sales personnel develop and maintain successful long-term relationships with our key customers. Customer concentration in our key markets allows us to better serve our new and existing customers with expedited delivery, lower transportation costs and scale efficiencies. Key elements of our customer-focused approach include:

•	corporate-level marketing and sales expertise;

•	technical service expertise to develop innovative new branded products; and

•	training programs that emphasize successful marketing and sales techniques that focus on the sale of high-margin concrete mix designs.

We estimate that the average length of our top 15 customer relationships is approximately 24 years, including periods prior to our ownership of acquired businesses. We further estimate that approximately 94% of our top 35 customers have relationships that extend past five years, with approximately 54% surpassing 20 years of loyalty. Our customer engagement model results in contractors returning year after year to us as a supplier they can trust. Despite our concentrated and loyal customer base, in 2017, no single customer or project accounted for more than 10% of our total revenue. Our broad, yet targeted, customer base enables us to develop an efficient, stable business model and tap into the market in a variety of ways. We believe that by providing high quality, reliable services and customized products and solutions, we are able to maintain important long-term relationships.

Focus on environmental sustainability. We are a leader in the sustainable concrete market, and we expect domestic and global sustainable demand to continue to grow at attractive rates. We have an environmentally friendly concrete ("EF Technology") initiative that promotes green building and construction. Our EF Technology ready-mixed concrete products replace a portion of the traditional cement components with reclaimed fly ash, slag and other materials that results in lower carbon dioxide, or CO2, emissions. We believe this leads to an environmentally superior and sustainable alternative to traditional ready-mixed concrete for our customers’ consumption. We believe EF Technology reduces greenhouse gases and landfill space consumption and produces a highly durable product. Customers can also receive Leadership in Energy and Environmental Design (LEED) credits for the use of this technology.

We believe our use of technology creates a competitive advantage over smaller concrete producers and larger vertically integrated aggregates and cement companies that do not focus on this as a first solution. We are positioned to take advantage of the growing demand for these products that could result in an increase in our revenue and profits and expansion of our operating margins, as these higher-priced value-added products are a lower cost alternative to cement. Today, we are a charter member of the Carbon Leadership Forum and the first ready-mixed concrete company in North America to adopt and receive verified Environmental Product Declarations for our concrete mixes, and we employ extensive sustainable operational practices across our enterprise. We are also a supporter of the National Ready Mixed Concrete Association ("NRMCA") Green-Star program, a plant-specific certification program that utilizes an environmental management system based on a model of continual improvement. Further, we participate in certain environmentally friendly governmental programs, as available. For instance, in the North Texas area, we participate in the Texas Emissions Reduction Program, in which we replace older engines of heavy-duty vehicles with newer models with more stringent federal emission standards.

Solid balance sheet and ample liquidity. We have successfully improved our financial performance by refocusing our financial objectives over the past several years. Our management team has extensive experience in the industry as does our board of directors. Our management team has focused on reducing our cost structure while expanding our existing and acquired businesses in our core operating regions to drive strong performance. As a result, we have grown revenue, improved profit margins and increased liquidity. We benefit from available liquidity through our revolving credit facility and cash flow from operations. We believe our solid balance sheet and ample liquidity will allow us to take advantage of strategic opportunities as well as provide ample cushion against general downturns in economic activity.

Experienced management team. Our senior management team consists of 13 executives with an average of 28 years of industry experience and is comprised of individuals with a proven track record in the construction materials industry. Our Chief Executive Officer, William J. Sandbrook, has over 25 years of construction materials industry experience. Our management team’s deep market knowledge enables us to effectively assess potential new opportunities to solidify our leading market presence. We will continue to focus on recruiting and retaining motivated and knowledgeable professional managers to continue to develop our business and maintain our leading market position.

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

Pursue growth. In addition to our general organic growth initiatives, we continuously evaluate both acquisition and partnership opportunities. We are focused on both strengthening our positions in existing markets as well as identifying attractive new markets. All of our acquisitions must meet our strict criteria, including fit with our strategic plan, investment return hurdles, capital requirements and attractive market attributes. During 2017, we completed eight acquisitions that expanded our footprint in the Atlantic and West Coast markets and facilitated vertical integration on the West Coast. We believe our significant experience, positive reputation and strong management team will allow us to continue our successful track record of identifying opportunities, integrating acquisitions, realizing synergies and enhancing asset value and cash flow.

Manage costs. We are continuously seeking opportunities to reduce costs and improve margins through our focus on existing operations and new technologies. Additionally, our regional acquisitions allow for synergies such as selling, general and administrative reductions, economies of scale, variable labor savings and increased purchasing power. We believe by aggressively managing our cost structure, we can best serve our clients with better pricing and continued best-in-class execution.

Business segments and products

We operate our business through two primary segments: ready-mixed concrete and aggregate products.  For financial information about our operating segments, refer to the information set forth in Note 17, "Segment Information," to our consolidated financial statements included in this report.  We derive our revenue from operations in the United States, its territories and Canada. All of our long-lived assets are located within the United States, its territories and Canada.

Ready-mixed concrete

General

Our ready-mixed concrete business engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New York, New Jersey, Washington, D.C., Pennsylvania, California, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs. We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.

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

Our volumetric concrete operations expand our ready-mixed concrete delivery and service offerings in Texas. Volumetric ready-mixed concrete trucks mix concrete to the customer's specification on the job site, better serving smaller jobs and specialized applications, and allowing flexibility for servicing remote job locations. Because of their versatility, these trucks offer the contractor multiple options for a single job without the inconvenience or added costs typically associated with standard ready-mixed trucks delivering special or short-loads to a job site. Because of their unique on-demand production capabilities, these trucks minimize the amount of wasted concrete, which improves margins and reduces environmental impact.

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

Marketing and sales

Our marketing efforts primarily target concrete sub-contractors, general contractors, governmental agencies, property owners and developers, architects, engineers and home builders whose focus extends beyond the price of ready-mixed concrete to product quality, on-time delivery and reduction of in-place costs.

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

We construct both wet batch plants and dry batch plants. A wet batch plant generally has a higher initial cost and daily operating expenses, but (1) yields greater consistency with less time required for quality control in the concrete produced and (2) generally has greater daily production capacity than a dry batch plant. We believe that construction of a wet batch plant having an hourly capacity of 250 cubic yards currently would cost approximately $1.6 million, while a dry batch plant having an hourly capacity of 150 cubic yards currently would cost approximately $0.8 million. As of December 31, 2017, we operated 28 wet batch plants and 134 dry batch plants.

We maintain two types of load facilities for our volumetric ready-mixed concrete — main load sites and reload facilities. Both types of facilities typically include blending silos, a load-out pit and a storm water system. A main load facility typically also includes a maintenance shop. We estimate that constructing a main load site would currently cost approximately $0.9 million, while constructing a reload facility would currently cost approximately $0.2 million.

Our batch operator at a dry batch plant simultaneously loads the dry components of stone, sand and cement with water and admixtures in a drum mixer truck that begins the mixing process during loading and continues that process en route to our customers' job sites. In a wet batch plant, the batch operator blends the dry components and water in a plant mixer from which an operator loads the mixed concrete into a drum mixer truck, which leaves for the job site promptly after loading. At a volumetric facility, our loader operator or mixer operator coordinates loading the dry components of sand, course aggregates and cement into the bins on the truck. Water and liquid admixtures are separately loaded into the tanks on the trucks before leaving the facility for the job site.

Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including:

•	the expected production demand for the plant;

•	capital and financing;

•	the expected types of projects the plant will service; and

•	the desired location of the plant.

Drum mixer trucks continuously rotate their loads en route to job sites to produce concrete at the desired consistency. Our drum mixer trucks typically have load capacities of 10 cubic yards, or approximately 20 tons, and a typical operating life of between 10 and 15 years, depending on total truck hours and miles. A new truck of this size currently costs between $160,000 and $225,000, depending on the geographic location and design specifications. Depending on the type of batch plant from which the drum mixer trucks generally are loaded, some components of the drum mixer trucks may require refurbishment after three to five years. As of December 31, 2017, we operated a fleet of more than 1,640 owned and leased drum mixer trucks, which had an average age of approximately eight years.

Volumetric mixer trucks include individual bins and tanks, which are used to mix the raw materials at the customer's job site based on the customer's specifications. The volumetric mixing method provides only the concrete needed for the job, eliminating wasted materials and short load charges. Our volumetric mixer trucks typically have load capacities of eight cubic yards, or approximately 16 tons, and a typical operating life of between eight to twelve years, depending on total truck hours and miles. A new truck of this size currently costs between $220,000 and $250,000, depending on the design specifications. Typically, the truck's mixer unit will be rebuilt after the initial truck life, extending the operating life of the truck an additional five years. As of December 31, 2017, we operated a fleet of 130 owned volumetric mixer trucks, which had an average age of approximately eight years.

In our ready-mixed concrete operations, we emphasize quality control, pre-job planning, customer service and coordination of supplies and delivery. We obtain orders for ready-mixed concrete in advance of actual delivery. A typical order contains a contractor's specifications for the concrete. After receiving the specifications for a particular job, we use computer modeling, industry information and information from previous similar jobs to formulate a variety of mixtures of cement, aggregates, water and admixtures that meet or exceed the contractor’s specifications. We perform testing to determine which mix design is most appropriate to meet the required specifications. The test results enable us to select the mixture that has the lowest cost and meets or exceeds the job specifications. The testing center creates and maintains a project file that details the mixture we will use when we produce the concrete for the job. For quality control purposes, the testing center is also responsible for maintaining batch samples of concrete we have delivered to a job site.

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

During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job’s specifications to coordinate the multisourced purchases of cement and other materials we will need to fill the job order and meet the contractor’s delivery requirements. We confirm that our customers are ready to take delivery of manufactured products throughout the placement process. On any given day, one of our plants may have production orders for dozens of customers at various locations throughout its area of operation. To fill an order:

•	the customer service team coordinates the timing and delivery of the concrete to the job site;

•	a load operator supervises and coordinates the receipt of the necessary raw materials and operates the hopper that dispenses those materials into the appropriate storage bins;

•
a batch operator, using a computerized batch panel, prepares the specified mixture from the order and oversees loading the mixer truck with either dry ingredients and water in a dry batch plant or the premixed concrete in a wet batch plant; and

•	the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs as directed by the dispatch office.

Our central dispatch system, where available, tracks the status of each mixer truck as to whether it is:

•	loading concrete;

•	en route to a particular job site;

•	on the job site;

•	discharging concrete;

•	being rinsed down; or

•	en route to a particular plant.

The system is updated continuously on the trucks’ status via signals received from sensors. In this manner, the dispatcher can determine the optimal routing and timing of subsequent deliveries by each mixer truck and monitor the performance of each driver.

Our plant managers oversee the operations of each of our plants. Our operational employees also include:

•	maintenance personnel who perform routine maintenance work throughout our plants;

•	mechanics who perform the maintenance and repair work on our rolling stock;

•	testing center staff who prepare mixtures for particular job specifications and maintain quality control;

•	various clerical personnel who perform administrative tasks; and

•	sales personnel who are responsible for identifying potential customers, pricing mixes for projects and maintaining existing customer relationships.

We generally operate each of our plants on an extended single shift, with some overtime operation during the year. On occasion, however, we may have projects that require deliveries around the clock.

Aggregate products

Our aggregate products segment produces crushed stone, sand and gravel from 18 aggregates facilities located in New Jersey, Texas, Oklahoma, the U.S. Virgin Islands and British Columbia, Canada. This includes the November 2017 acquisition of Polaris, located in Vancouver, British Columbia, Canada with one active quarry that enhances our vertical integration and access to supply West Coast markets. We sell these aggregates for use in commercial, industrial and public works projects in the markets they serve, as well as consume them internally in the production of ready-mixed concrete in those markets. We produced approximately 6.3 million tons of aggregates during the year ended December 31, 2017, with Texas / Oklahoma representing 47%, New Jersey representing 41%, British Columbia, Canada representing 8% and the U.S. Virgin Islands representing 4% of the total production. We believe our aggregates reserves provide us with additional raw material sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in West Texas, which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

Other

Other products not associated with a reportable segment include our building materials stores, hauling operations, aggregates distribution terminals, lime slurry, ARIDUS® Rapid Drying Concrete technology, a recycled aggregates operation and concrete blocks.

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

The U.S. ready-mixed concrete market is a large, highly competitive and fragmented market, with no one producer holding a dominant market position. The NRMCA currently estimates that the ready-mixed concrete industry generates total annual revenue of approximately $35 billion, with total volumes from the production and delivery of ready-mixed concrete of 358 million cubic yards in 2017, 343 million cubic yards in 2016 and 336 million cubic yards in 2015.

Based on estimates from the NRMCA, in addition to vertically integrated manufacturers of cement and aggregates, ready-mixed concrete producers currently operate approximately 5,500 plants in the United States. Larger markets generally have several producers competing for business on the basis of product quality, service, on-time delivery and price.

According to FMI Corp. ("FMI"), spending on total residential, non-residential and non-building construction is projected to grow at a steady rate through 2019. FMI projects the following growth rates in 2018: residential construction of 5-7%, commercial and office construction of 7-9% and street and highway construction of 2%. According to the PCA, annual ready-mixed concrete usage is expected to strengthen in our key markets in California, Texas / Oklahoma and our Atlantic Region with 2018 to 2021 estimated compound annual growth rates of 4.4%, 3.3% and 3.1%, respectively. Moreover, the National Association of Home Builders and Fannie Mae predict U.S. residential construction will continue to make gains with a median estimate of approximately 900,000 and 400,000 single-family and multi-family housing starts in 2018, respectively.

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

Overall, prices for cement and aggregates increased in 2017, compared to 2016, in all of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregates. We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases. Today, in most of our markets, we believe there is an adequate supply of cement and aggregates.

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

Customers

Of our concrete product revenue for the year ended December 31, 2017, commercial and industrial construction represented approximately 56%, residential construction represented approximately 26% and street, highway construction and other public works represented approximately 18%. For the year ended December 31, 2017, no single customer or project accounted for more than 10% of our total revenue.

We rely heavily on repeat customers. Our management and sales personnel are responsible for developing and maintaining successful long-term relationships with our key customers.

Competition

The ready-mixed concrete industry is highly competitive. Our leadership position in a market depends largely on the location and operating costs of our plants and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or less complex jobs, such as residential construction. However, the ability to meet demanding specifications for strength or sustainability, timeliness of delivery and consistency of quality and service, in addition to price, are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries of operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater financial and marketing resources than we have, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than we do may be able to invest more in new mixer trucks, ready-mixed concrete plants and other production equipment or pay for acquisitions which could provide them a competitive advantage over us. See “Risk factors - We may lose business to competitors who underbid us, and we may be otherwise unable to compete favorably in our highly competitive and fragmented industry.”

We continue to focus on developing new competitive advantages that will differentiate us from our competitors, such as our high-performing, low-CO2 concrete and ARIDUS® Rapid Drying Concrete technology. For example, Central Concrete Supply Co., Inc. (“Central Concrete”), one of our subsidiaries, differentiated itself from its competitors to supply its high-performing, low-CO2 concrete for Levi's Stadium, home of the San Francisco 49ers. Central Concrete supplied an estimated 80,000 cubic yards of concrete for the auger cast piles and the overall stadium structure, sidewalks and architectural concrete.

Employees

As of December 31, 2017, we had 675 salaried employees, including executive officers and management, sales, technical, administrative and clerical personnel and 2,395 hourly personnel. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions throughout the year.

As of December 31, 2017, 1,121 of our employees were represented by labor unions having collective bargaining agreements with us. Generally, these agreements have multi-year terms and expire on a staggered basis between 2018 and 2022. Under these agreements, we pay specified wages to covered employees and in most cases make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. We have not experienced any strikes or significant work stoppages in the past seven years. We believe our relationships with our employees and union representatives are very good.

Training and safety

Our future success will depend, in part, on the extent to which we can attract, retain and motivate qualified employees. We believe that our ability to do so will depend, in part, on providing a work environment that allows employees the opportunity to develop and maximize their capabilities. We require all field employees to attend periodic safety training meetings and all drivers to participate in training seminars. We employ a national safety director whose responsibilities include managing and executing a unified, company-wide safety program. Employee development and safety are criteria used in evaluating performance in our annual incentive plan for certain salaried employees.

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

We believe we have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2017.

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

Insurance

Our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer and other trucks in heavy traffic conditions and delivering concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of properties and equipment, and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are in accordance with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may be unable to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.

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

As of March 1, 2018, there are no material product defect claims pending against us. Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims. While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition, or results of operations, it is possible that claims could be asserted against us in the future. We do not maintain insurance that would cover all damages resulting from product defect claims. In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures. In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims. Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2017.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid. As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2017.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Available Information

Our website address is www.us-concrete.com. We make available on this website under the “Investor Relations” section, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC.  Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s website address is www.sec.gov.

Item 1A.  Risk Factors

The following risk factors represent our current view of the known material risks facing our businesses and are important to understanding our business.  These important factors, among others, sometimes have affected, or in the future could affect, our actual results and could cause our actual consolidated results during 2018 and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  In addition, these risks and uncertainties could adversely impact our business, financial condition, results of operations, cash flows, common stock price and the price of our debt.  Further, the risk factors described below are not the only risks we face. Our business, financial condition and results of operations may also be affected by additional risks and uncertainties that are not currently known to us, that we currently consider immaterial, or that are not specific to us. This discussion includes a number of forward-looking statements.  Please see “Cautionary Statement Concerning Forward-Looking Statements” preceding Item 1 of this report.

Business Risks

Our business depends on activity within the construction industry and the economic strength of our principal markets.
We serve substantially all end markets of the construction industry, and our results of operations are directly affected by the level of activity in the construction industry in the geographic markets we serve. Demand for our products, particularly in the commercial and industrial and residential construction markets, could decline if companies and consumers cannot obtain credit for construction projects or if a slow down in economic activity results in delays or cancellations of projects. During 2017, commercial and industrial and residential construction accounted for 56% and 26% of our ready-mixed concrete revenue, respectively. In addition, federal and state budget issues may hurt the funding available for infrastructure spending, particularly street, highway and other public works projects, which accounted for 18% of our revenue in 2017.
We operate principally in the Atlantic Region (New York, New Jersey, Washington, D.C. and Pennsylvania); Texas / Oklahoma; and Northern California with those markets representing approximately 38%, 36% and 25%, respectively, of our consolidated revenue for 2017. Our earnings depend on the economic strength of these markets because of the high cost to transport our products relative to their price. If economic and construction activity diminishes in our principal markets, our results of operations and liquidity could be materially adversely affected.
There are risks related to our internal growth and operating strategy.

Our ability to generate internal growth will be affected by, among other factors, our ability to:

•attract new customers;
•differentiate ourselves in a competitive market by emphasizing new product development and value added services;
•hire and retain employees; and
•minimize operating and overhead expenses.

Our inability to achieve internal growth could materially and adversely affect our business, financial condition, results of operations, liquidity and cash flows.

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

In the past three years, we have completed more than 20 acquisitions. On an ongoing basis, as part of our strategy to pursue growth opportunities, we continue to evaluate strategic acquisition opportunities that have the potential to support and strengthen our business. There is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our ability to complete acquisitions is dependent upon, among other things, the willingness of acquisition candidates we identify to sell; our ability to obtain financing or capital, if needed, on satisfactory terms; and, in some cases, regulatory approvals. The investigation of acquisition candidates and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we fail to complete any acquisition for any reason, including events beyond our control, the costs incurred up to that point for the proposed acquisition likely would not be recoverable.

Potential acquisition targets may be in geographic regions in which we do not currently operate, which could result in unforeseen operating difficulties and difficulties in coordinating geographically dispersed operations, personnel and facilities. In addition, if we enter into new geographic markets, we may be subject to additional and unfamiliar legal and regulatory requirements. Compliance with regulatory requirements may impose substantial additional obligations on us and our management, cause us to expend additional time and resources in compliance activities and increase our exposure to penalties or fines for non-compliance with such additional legal requirements. Our recently completed acquisitions and any future acquisitions could cause us to become involved in labor, commercial, or regulatory disputes or litigation related to any new enterprises and could require us to invest further in operational, financial and management information systems and to attract, retain, motivate and effectively manage local or regional management and additional employees. Upon completion of an acquisition, key members of the acquired company management team may resign, which could require us to attract and retain new management and could make it difficult to maintain customer relationships. Our inability to effectively manage the integration of our completed and future acquisitions could prevent us from realizing expected rates of return on an acquired business and could have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

Tightening of mortgage lending or mortgage financing requirements or the recent limitation of the home mortgage interest deduction and the property tax deduction could adversely affect the residential construction market and reduce the demand for new home construction.
Approximately 26% of our revenue for the year ended December 31, 2017 was from residential construction contractors. While mortgage lending conditions have improved and lending volumes have increased since 2010, tightening of mortgage lending or mortgage financing requirements could adversely affect the ability to obtain credit for some borrowers, or reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. In addition, the recently enacted limitation of the home mortgage interest and property tax deductions could reduce the demand for new home construction, which could have a material adverse effect on our business and results of operations. Another downturn in new home construction could also adversely affect our customers focused in residential construction, possibly resulting in slower payments, higher default rates in our accounts receivable and an overall increase in working capital.
Our ready-mixed concrete segment's revenue attributable to street, highway and other public works projects could be negatively impacted by a decrease or delay in governmental spending.

During the year ended December 31, 2017, approximately 18% of our ready-mixed concrete revenue was from street, highway and other public works projects. Construction activity on streets, highways and other public works projects is directly related to the amount of government funding available for such projects, which is affected by budget constraints currently being experienced by federal, state and local governments. In addition, if the U.S. government budget process results in a prolonged shutdown or reductions in government spending, we may experience delayed orders, delayed payments and declines in revenue, profitability and cash flows. Reduced levels of governmental funding for public works projects or delays in that funding could adversely affect our business, financial condition, results of operations and cash flows.

Our business is seasonal and subject to adverse weather.

Since our business is primarily conducted outdoors, erratic weather patterns, seasonal changes and other weather-related conditions affect our business. Adverse weather conditions, including hurricanes and tropical storms, cold weather, snow and heavy or sustained rainfall, reduce construction activity, restrict the demand for our products and impede our ability to efficiently deliver concrete. Adverse weather conditions could also increase our costs and reduce our production output as a result of power loss, needed plant and equipment repairs, delays in obtaining permits, time required to remove water from flooded operations and similar events. In addition, severe drought conditions can restrict available water supplies and restrict production. Consequently, these events could adversely affect our business, financial condition, results of operations, liquidity and cash flows.

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

The relative demand for our products is a function of the highly cyclical construction industry. As a result, our revenue may be adversely affected by declines in the construction industry generally and in our regional markets. Our results also may be materially affected by:

•	the level of commercial and residential construction in our regional markets, including reductions in the demand for new residential housing construction below current or historical levels;

•	the availability of funds for public or infrastructure construction from local, state and federal sources;

•	unexpected events that delay or adversely affect our ability to deliver concrete according to our customers’ requirements;

•	changes in interest rates and lending standards;

•	changes in the mix of our customers and business, which result in periodic variations in the margins on jobs performed during any particular quarter;

•	the timing and cost of acquisitions and difficulties or costs encountered when integrating acquisitions;

•	the budgetary spending patterns of customers;

•	increases in construction and design costs;

•	power outages and other unexpected delays;

•	our ability to control costs and maintain quality;

•	employment levels; and

•	regional or general economic conditions.

As a result, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year. Furthermore, negative trends in the ready-mixed concrete industry or in our geographic markets could have material adverse effects on our business, financial condition, results of operations, liquidity and cash flows.

Significant downturn in the construction industry may result in an impairment of our goodwill.

We test goodwill for impairment on an annual basis or more frequently if events or circumstances change in a manner that would more likely than not reduce the fair value of a reporting unit below its carrying value. During our annual impairment test, we may identify events or changes in circumstances that could indicate the fair value of one or more of our reporting units is below its carrying value. For example, a significant downturn in the construction industry may have an adverse effect on the fair value of our reporting units. A decrease in the estimated fair value of one or more of our reporting units could result in the recognition of a material, noncash write-down of goodwill.

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

Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with competitive advantages. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do may have competitive advantages over us for jobs that are particularly price-sensitive. Competitors having greater financial resources or less financial leverage than we do to invest in new mixer trucks, build plants in new areas, or pay for acquisitions also may have competitive advantages over us.

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

If we are unable to purchase or lease necessary properties or equipment, our operations could be severely impacted. If we lose our supply contracts and receive insufficient supplies from third parties to meet our customers’ needs or if our suppliers experience price increases or disruptions to their business, such as labor disputes, supply shortages, or distribution problems, our business, financial condition, results of operations, liquidity and cash flows could be materially and adversely affected.

Residential construction and related demand for ready-mixed concrete has increased between 2012 and 2017. While cement prices increased as a result of this increased demand, cement supplies were at levels that indicated a very low risk of cement shortages in most of our markets. Should demand increase substantially beyond our current expectations, we could experience shortages of cement in future periods, which could adversely affect our operating results by decreasing sales of ready-mixed concrete and increasing our costs of raw materials.

We use large amounts of electricity and diesel fuel that are subject to potential reliability issues, supply constraints, and significant price fluctuation, which could affect our financial position, operating results and liquidity.
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

We depend on the efforts of our officers and, in many cases, on senior management of our businesses. Our success will depend on retaining our officers and senior-level managers. We need to ensure that key personnel are compensated fairly and competitively to reduce the risk of departure of key personnel to our competitors or other industries. To the extent we are unable to attract or retain qualified management personnel, our business, financial condition, results of operations, liquidity and cash flows could be materially and adversely affected. We do not carry key personnel life insurance on any of our employees.

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

As of December 31, 2017, approximately 36.5% of our employees were covered by collective bargaining agreements, which expire between 2018 and 2022. Our inability to negotiate acceptable new contracts or extensions of existing contracts with these unions could cause work stoppages by the affected employees. In addition, any new contracts or extensions could result in increased operating costs attributable to both union and nonunion employees. If any such work stoppages were to occur, or if other of our employees were to become represented by a union, we could experience a significant disruption of our operations and higher ongoing labor costs, which could materially and adversely affect our business, financial condition, results of operations, liquidity and cash flows. Also, labor relations matters affecting our suppliers of cement and aggregates could adversely impact our business from time to time.

Participation in multi-employer defined benefit plans may impact our financial condition, results of operations and cash flows.

We contribute to 16 multi-employer defined benefit plans, which are subject to the requirements of the Pension Protection Act of 2006 (the “PPA”). For multi-employer defined benefit plans, the PPA established new funding requirements or rehabilitation requirements, additional funding rules for plans that are in endangered or critical status and enhanced disclosure requirements to participants regarding a plan’s funding status. The Worker, Retiree and Employer Recovery Act of 2008 (the “WRERA”) provided some funding relief to defined benefit plan sponsors affected by the financial crisis. The WRERA allowed multi-employer plan sponsors to elect to freeze their funded status at the same funding status as the preceding plan year (for example, a calendar year plan that was not in critical or endangered status for 2008 was able to elect to retain that status for 2009) and sponsors of multi-employer plans in endangered or critical status in plan years beginning in 2008 or 2009 were allowed a three-year extension of funding improvement or rehabilitation plans (extending the timeline for these plans to achieve their goals from 10 years to 13 years, or from 15 years to 18 years for seriously endangered plans). A number of the multi-employer pension plans to which we contribute are underfunded and are currently subject to funding improvement or rehabilitation requirements. Additionally, if we were to withdraw partially or completely from any plan that is underfunded, we would be liable for a proportionate share of that plan’s unfunded vested benefits. Based on the information available from plan administrators, we believe that our portion of the contingent liability in the case of a full or partial withdrawal from or termination of several of these plans or the inability of plan sponsors to meet the funding or rehabilitation requirements would be material to our financial condition, results of operations and cash flows.

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

If one or more of the lenders under our asset-based revolving credit facility (the "Revolving Facility"), which provides for aggregate borrowings of up to $350.0 million, subject to the borrowing base, were to become unable or unwilling to perform their obligations under that facility, our borrowing capacity could be reduced. Our inability to borrow additional amounts under our Revolving Facility could limit our ability to fund our future operations and growth.

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

Governmental requirements that impact our operations include those relating to air quality, solid and hazardous waste management and cleanup and water quality. These requirements are complex and subject to change. Certain laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, can impose strict liability in some cases without regard to negligence or fault, including for the conduct of or conditions caused by others, or for our acts that complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements, or the future discovery of environmental conditions may require us to make unanticipated material expenditures. In addition, we may fail to identify, or obtain indemnification for, environmental liabilities of acquired businesses. We generally do not maintain insurance to cover environmental liabilities.

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

The insurance policies we maintain are subject to varying levels of deductibles. Losses up to the deductible amounts are accrued based on our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. If we were to experience insurance claims or costs above our estimates, our business, financial condition, results of operations, liquidity and cash flows might be materially and adversely affected.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the market price of our securities could decrease, and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over our financial reporting could result in investigations or sanctions by regulatory authorities. In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us, result in higher borrowing costs and affect how our stock trades. This could in turn affect our ability to access public debt or equity markets for capital.

The adoption of new accounting standards may affect our financial results.

The accounting standards we apply in preparing our financial statements are reviewed by regulatory bodies and are changed from time to time. New or revised accounting standards could, either positively or negatively, affect results reported for periods after adoption of the standards as compared to the prior periods, or require retrospective application changing results reported for prior periods.

The Sarbanes-Oxley Act of 2002 and other related rules and regulations, have increased the scope, complexity and cost of corporate governance. Reports from the Public Company Accounting Oversight Board’s (“PCAOB”) inspections of public accounting firms continue to outline findings and recommendations which could require these firms to perform additional work as part of their financial statement audits. The Company’s costs to respond to these additional requirements may increase.

Recently enacted U.S. tax legislation may adversely affect our business, results of operations, financial condition and cash flows.

On December 22, 2017, the President signed into law Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act, following its passage by the United States Congress. The Tax Cuts and Jobs Act makes significant changes to U.S. federal income tax laws, including changing the corporate tax rate to a flat 21% rate, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses, and making extensive changes to the U.S. international tax system. We are currently in the process of analyzing the effects of this new legislation on our business, results of operations, financial condition and cash flows. The impact of these new rules is uncertain and could be adverse.

We may incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.

Our operations involve providing products that must meet building code or other regulatory requirements and contractual specifications for durability, stress-level capacity, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us, and our reputation could be damaged. In the past, we have had significant claims of this kind asserted against us that we have resolved. There currently are claims, and we expect that in the future there will be additional claims, of this kind asserted against us. If a significant product-related claim or claims are resolved against us in the future, that resolution may have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

Some of our plants are susceptible to damage from natural disasters, for which we have a limited amount of insurance; our business and profitability could be adversely affected if the operations of one or more of our facilities were interrupted or shut down as the result of a natural disaster.

We maintain only a limited amount of insurance for natural disasters. A natural disaster or other serious disruption to our facilities due to earthquake, hurricane, fire, flood, severe weather or any other cause could substantially disrupt our operations. In addition, we could incur significantly higher costs during the time it takes us to reopen or replace one or more of our facilities, which may or may not be reimbursed by insurance. The adverse effects of a natural disaster could materially and adversely affect our business, financial condition, results of operations, liquidity and cash flows.

In September 2017, Hurricanes Irma and Maria disrupted our U.S. Virgin Islands operations. Our plants were essentially shut down for several months following the storms and were not fully operational by the end of the year. This disruption negatively impacted our revenue and operating income. In addition, we recognized a $1.1 million non-cash impairment expense related to inventory and property, plant and equipment.

Increasing insurance claims and expenses could lower our profitability and increase our business risk.

The nature of our business subjects us to product liability, property damage, business interruption, personal injury and workers’ compensation claims from time to time. Increased premiums charged by insurance carriers may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer losses in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Further, allegations relating to workers’ compensation violations may result in investigations by insurance regulatory or other governmental authorities, which investigations, if any, could have a direct or indirect material adverse effect on our ability to pursue certain types of business which, in turn, could have a material adverse effect on our business, financial position, results of operations, liquidity and cash flows.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

As of January 31, 2017, we had $600.0 million aggregate principal amount of outstanding 6.375% Senior Notes due 2024 ("2024 Notes") issued as securities pursuant to the Indenture, dated as of June 7, 2016, among the Company, certain subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (the "Trustee") as supplemented to date (the "Indenture"). We and certain of our subsidiaries are also parties to a Third Amended and Restated Loan and Security Agreement (the “Third Loan Agreement”), with certain financial institutions named therein, as lenders (the “Lenders”), and Bank of America, N.A. as agent and sole lead arranger, that is secured by certain assets of the Company and the guarantors. The Third Loan Agreement provides for aggregate borrowings of up to $350.0 million subject to a borrowing base under the Revolving Facility. As of December 31, 2017, we had $9.0 million of outstanding borrowings under the Revolving Facility.

The negative covenants in the Third Loan Agreement and the Indenture allow us to incur additional indebtedness from other sources in certain circumstances.

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

•	it limits our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements;

•	our interest expense could increase if interest rates in general increase, because a portion of our indebtedness bears interest at floating rates;

•	it may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities;

•	we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it may increase our cost of borrowing;

•	it may restrict us from exploiting business opportunities;

•	debt service requirements could make it more difficult for us to make payments on the 2024 Notes and our other indebtedness; and

•	there would be a material adverse effect on our business and financial condition, if we were unable to service our indebtedness or obtain additional financing, as needed.

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

Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The Third Loan Agreement and the Indenture restrict our ability to conduct asset sales and to use the proceeds from asset sales. We may not be able to consummate these asset sales to raise capital or sell assets at prices and on terms that we believe are fair, and any proceeds that we do receive may not be adequate to meet any debt service obligations then due. If we cannot meet our debt service obligations, the holders of our debt may accelerate our debt and, to the extent such debt is secured, foreclose on our assets. In such an event, we may not have sufficient assets to repay all of our debt.

We may still be able to incur significantly more debt, including secured debt. This could intensify already-existing risks related to our indebtedness.

The terms of the Indenture and the Third Loan Agreement contain restrictions on our and the guarantors’ ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we or the guarantors could incur significant additional indebtedness in the future, much of which could constitute secured, senior, or pari passu indebtedness. As of December 31, 2017, our Revolving Facility provided for unused borrowing capacity of up to $206.4 million (after taking into account $14.3 million of undrawn letters of credit, $5.2 million of other availability reserves and $9.0 million of outstanding borrowings under the Revolving Facility).

The Indenture permits us to incur certain additional secured debt, allows our non-guarantor subsidiaries to incur additional debt and does not prevent us from incurring other liabilities that do not constitute indebtedness as defined in the Indenture.

The Indenture also, under certain circumstances, allows us to designate some of our restricted subsidiaries as unrestricted subsidiaries. Those unrestricted subsidiaries will not be subject to many of the restrictive covenants in the Indenture, and, therefore will be able to incur indebtedness beyond the limitations specified in the Indenture and engage in other activities in which restricted subsidiaries may not engage. If new debt is added to our currently anticipated debt levels, the related risks that we and the guarantors now face could intensify.

We may also consider investments in joint ventures or acquisitions, which may increase our indebtedness. Moreover, although the Third Loan Agreement and the Indenture contain restrictions on our ability to make restricted payments, including the declaration and payment of dividends, we will be able to make substantial restricted payments under certain circumstances.

The amount of borrowings permitted under our Revolving Facility may fluctuate significantly, which may adversely affect our liquidity, results of operations and financial position.

The amount of borrowings permitted at any time under our Revolving Facility is limited to a periodic borrowing base valuation of, among other things, our eligible accounts receivable, inventory and mixer trucks and, under certain circumstances, our machinery. As a result, our access to credit under our Revolving Facility is potentially subject to significant fluctuations depending on the value of the borrowing base eligible assets as of any measurement date, as well as certain discretionary rights of the administrative agent of our Revolving Facility in respect of the calculation of such borrowing base value. Our inability to borrow at current advance rates or at all under, or the early termination of, our Revolving Facility may adversely affect our liquidity, results of operations and financial position.

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

We are a holding company and substantially all of our tangible assets are owned by our subsidiaries. As such, repayment of our indebtedness, to a certain degree, is dependent on the generation of cash flows by our subsidiaries (including any subsidiaries that are not guarantors) and their ability to make such cash available to us, by dividend, loan, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the terms of the Indenture and the Third Loan Agreement limit the ability of certain of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments, these limitations are subject to important qualifications and exceptions. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

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

The Third Loan Agreement and the Indenture impose, and future financing agreements are likely to impose, operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and limit or prohibit our ability to, among other things:

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

The restrictive covenants in the Third Loan Agreement also require us to maintain specified financial ratios and satisfy other financial condition tests in certain circumstances.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements or that we will be able to refinance our debt on terms acceptable to us, or at all. In addition, an event of default under the Third Loan Agreement would permit the Lenders to terminate all commitments to extend further credit under the Revolving Facility. Furthermore, if we were unable to repay the amounts due and payable under our Revolving Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness.

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

Our failure to comply with the covenants contained in the Third Loan Agreement, the Indenture or any agreement under which we have incurred other indebtedness, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

The Third Loan Agreement contains certain covenants, including compliance with a fixed charge coverage ratio if our Availability (as defined in the Third Loan Agreement) falls below a certain threshold. In addition, the Revolving Facility requires us to comply with various operational and other covenants. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” for a discussion of the financial covenants contained in the Third Loan Agreement. Agreements governing our other indebtedness may also contain various covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately. Our assets and cash flow may not be sufficient to fully repay all obligations under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default. If we were required to repurchase any of our debt securities upon a change of control, we may not be able to refinance or restructure the payments on those debt securities. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, the Third Loan Agreement, the Lenders could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against the assets securing their borrowings. Any such actions could force us into bankruptcy or liquidation.

The Third Loan Agreement provides the Lenders considerable discretion to impose reserves or availability blocks or reduce the advance rates used to calculate the value of our borrowing base, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the Lenders will not take such actions during the term of that facility and, further, were they to do so, the resulting impact of such actions could materially and adversely impair our ability to make interest payments on the 2024 Notes, among other matters.

Our November 2017 acquisition of Polaris Materials Corporation exposes us to legal, political and economic risks in Canada as well as currency exchange rate fluctuations that could negatively impact our business and financial results.

International business is subject to a variety of risks, including:

•imposition of governmental controls and changes in laws, regulations or policies;
•currency exchange rate fluctuations, devaluations and other conversion restrictions;
•uncertain and changing tax rules, regulations and rates;
•logistical challenges;
•changes in regulatory practices, including tariffs and taxes;
•changes in labor conditions;
•general economic, political and financial conditions in foreign markets; and

•
exposure to civil or criminal liability under the U.S. Foreign Corrupt Practices Act (“FCPA”), the Canadian Corruption of Foreign Public Officials Act, anti-boycott rules, trade and export control regulations, as well as other international regulations.

U.S. international trade policy is uncertain under the new administration, including, for example, the government’s decision to renegotiate the North American Free Trade Agreement, which could cause an increase in customs duties that, in turn, could adversely affect intercompany transactions among operating subsidiaries in Canada and the U.S. and increase transaction costs with third-party suppliers and customers.

Common Stock Investment Risks

We do not intend to pay dividends on our common stock.

We have not declared or paid any dividends on our common stock to date, and we do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to reinvest all future earnings in the development and growth of our business. In addition, our Third Loan Agreement and the Indenture limit our ability to pay dividends, and future loan agreements may also prohibit the payment of dividends. Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant. To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock.

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
•changes in interest rates and inflation;
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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Facilities

Ready-mixed concrete

The table below lists our concrete plant facilities as of December 31, 2017.  We believe these plants are sufficient for our current needs. The volumes shown are the volumes each location produced in 2017.

	Owned			Leased			Volume (in thousands of cubic yards)
Locations	Fixed Standard	Volumetric	Portable	Fixed Standard	Portable	Total
Northern California	20	—	3	2	—	25	2,068
New Jersey / New York / Washington, D.C./ Pennsylvania	45	—	1	3	—	49	3,021
Texas / Oklahoma	76	17	7	—	1	101	3,838
U.S. Virgin Islands	3	—	—	1	—	4	57
Total Ready-Mixed Concrete Segment(1)	144	17	11	6	1	179	8,984

(1) During the fourth quarter of 2017, we took six idle ready-mixed concrete plants out of service and removed them from the count.

Aggregate products

The table below lists our aggregate facilities as of December 31, 2017.  The volumes shown are the tons we produced in 2017.

Locations	Owned	Leased	Total	Volume (in thousands of tons)
New Jersey	4	1	5	2,604
Texas / Oklahoma	3	7	10	2,974
British Columbia, Canada	—	1	1	485
U.S. Virgin Islands	2	—	2	229
Total Aggregate Products Segment	9	9	18	6,292

We produce crushed stone aggregates, sand and gravel, from 18 aggregates facilities located in New Jersey, Texas, Oklahoma, Canada and the U.S. Virgin Islands. Not included in the above table are two owned quarries that are leased to third parties who remit a royalty to us based on the volume of product they produce and sell from the quarry during the term of the lease. We sell our aggregates for use in commercial, industrial and public works projects or consume them internally in the production of ready-mixed concrete in the markets they serve.  We produced approximately 6.3 million tons of aggregates in 2017, with Texas / Oklahoma representing 47%, New Jersey representing 41%, British Columbia, Canada representing 8% and the U.S. Virgin Islands representing 4% of that total production. The amount shown for the Canadian quarry represents the amount produced beginning November 17, 2017, when we acquired Polaris Materials Corporation. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability.

Other

The table below lists our other facilities as of December 31, 2017.

Function	Location	Owned	Leased
Lime slurry facility	Texas	2	—
Concrete block plant	U.S. Virgin Islands	1	—
Aggregates distribution terminal	New York	—	5
Aggregates distribution terminal	California	—	2
Recycled aggregates facility	New York	—	1
Marine terminal/sales yard	U.S. Virgin Islands	—	1

Equipment

As of December 31, 2017, we had a fleet of more than 1,640 owned and leased drum mixer trucks, 130 owned volumetric mixer trucks and more than 1,450 other rolling stock and vehicles. Our own mechanics service most of the fleet. We believe these vehicles generally are well maintained and are adequate for our operations. The average age of our owned drum mixer trucks is approximately eight years. The average age of our volumetric mixer trucks is approximately eight years.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Capital Market under the ticker symbol “USCR.”

As of February 22, 2018, we had 131 holders of record of our common stock and approximately 29,300 beneficial holders of our common stock.

The following table sets forth, for the periods indicated, the range of high and low intraday sales prices for our common stock:

	2017		2016
	High	Low	High	Low
First Quarter	$71.35	$57.95	$63.67	$40.42
Second Quarter	$80.45	$60.25	$69.66	$54.08
Third Quarter	$83.85	$69.05	$67.61	$45.60
Fourth Quarter	$86.35	$71.00	$68.05	$42.82

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

Issuer Purchases of Equity Securities

The following table provides information with respect to our purchases of shares of our common stock during the three month period ended December 31, 2017:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)(2)
October 1, 2017 to October 31, 2017	318	$78.76	—	$50,000
November 1, 2017 to November 30, 2017	—	—	—	50,000
December 1, 2017 to December 31, 2017	55	81.15	—	50,000
Total	373	$79.11	—	$50,000

(1)
The total number of shares purchased includes shares of our common stock acquired from employees who elected for us to make their required tax payments upon vesting of certain restricted shares by withholding a number of those vested shares having a value on the date of vesting equal to their tax obligations.

(2)
On March 1, 2017, our Board approved a share repurchase program that allows us to repurchase up to $50.0 million of our common stock until the earlier of March 31, 2020, or a determination by the Board to discontinue the program. The program does not obligate us to acquire any specific number of shares.

Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since the last trading day of 2012 with the cumulative total returns of the Russell 2000 index and a peer group selected by us (the "Peer Group"). The companies included in the Peer Group are Cemex, S.A.B. de C.V., Eagle Materials Inc., Martin Marietta Materials Inc., Summit Materials, Inc. and Vulcan Materials Company. The graph assumes that the value of the investment in our common stock, the Russell 2000 index and each peer group was $100 on December 31, 2012 and is calculated assuming the quarterly reinvestment of dividends, as applicable.

Comparison of 5 Year Cumulative Total Return

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
U.S. Concrete, Inc.	$100.00	$250.06	$314.36	$581.88	$723.76	$924.31
Russell 2000	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
Peer Group	$100.00	$119.80	$119.59	$117.93	$172.61	$179.40

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

Item 6.  Selected Financial Data

The following table provides selected consolidated financial data for the periods shown. The data has been derived from our audited consolidated financial statements. Our historical results are not necessarily indicative of future performance or results of operations. Our results include the impacts of business combinations in each of the five years shown below. All of the data in the table should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	2017	2016	2015	2014	2013
	(in thousands, except per share data)
FOR THE YEAR
Revenue	$1,336,039	$1,168,160	$974,717	$703,714	$598,155
Income (loss) from continuing operations attributable to U.S. Concrete	$26,142	$9,578	$(5,094)	$21,575	$(18,273)
Loss from discontinued operations, net of taxes	$(630)	$(717)	$(320)	$(993)	$(1,856)
Net income (loss) attributable to U.S. Concrete	$25,512	$8,861	$(5,414)	$20,582	$(20,129)

PER SHARE INFORMATION
Basic income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$1.64	$0.63	$(0.36)	$1.59	$(1.42)
Loss from discontinued operations, net of taxes	(0.04)	(0.04)	(0.02)	(0.07)	(0.14)
Net income (loss) per share attributable to U.S. Concrete - basic	$1.60	$0.59	$(0.38)	$(1.52)	$(1.56)

Diluted income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$1.57	$0.59	$(0.36)	$1.55	$(1.42)
Loss from discontinued operations, net of taxes	(0.04)	(0.04)	(0.02)	(0.07)	(0.14)
Net income (loss) per share attributable to U.S. Concrete - diluted	$1.53	$0.55	$(0.38)	$1.48	$(1.56)

AS OF END OF YEAR
Total assets	$1,276,134	$945,402	$681,697	$453,746	$406,156
Total debt	$693,336	$449,298	$275,600	$213,655	$206,466

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion, which presents our results, should be read in conjunction with the accompanying consolidated financial statements and notes thereto, along with Item 1A. Risk Factors and "Cautionary Statement Concerning Forward-Looking Statements" preceding Item 1 of this report. Unless otherwise indicated, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations related to earnings (loss) per share ("EPS") are on a diluted basis.

Our Business

We are a leading producer of ready-mixed concrete in select geographic markets in the United States. We operate our business through two primary segments, which are ready-mixed concrete and aggregate products. The results of operations for our Pennsylvania, California and Arizona precast operations, which were sold in prior years, have been included in discontinued operations for the periods presented.

Ready-mixed concrete. Our ready-mixed concrete segment (which represented 90.8% of our revenue for the year ended December 31, 2017) engages principally in the formulation, production and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New Jersey, New York, Washington, D.C., Pennsylvania, Northern California, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs.

Aggregate products. Our aggregate products segment (which represented 3.7% of our revenue for the year ended December 31, 2017, excluding $40.9 million of intersegment sales) produces crushed stone, sand and gravel from 18 aggregates facilities located in New Jersey, Texas, Oklahoma, the U.S. Virgin Islands, and British Columbia, Canada. This includes the November 2017, acquisition of Polaris Materials Corporation ("Polaris"), located in Vancouver, British Columbia, Canada, which enhances our vertical integration and access to aggregates in our West Coast markets. We sell aggregates for use in commercial, industrial and public works projects, as well as consume them internally in the production of ready-mixed concrete. We produced approximately 6.3 million tons of aggregates during the year ended December 31, 2017, with Texas / Oklahoma representing 47%, New Jersey representing 41%, British Columbia, Canada representing 8% and the U.S. Virgin Islands representing 4% of the total production. We consumed 54% of our aggregate production internally and sold 46% to third-party customers in 2017. We believe our aggregates reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in west Texas, which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

Overview

The geographic markets for our products are generally local, except for our newly acquired Canadian aggregate products operation that primarily serves markets in California. Our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of those types of projects.

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

For the year ended December 31, 2017, our ready-mixed concrete sales volume increased 10.6% to 9.0 million cubic yards from 8.1 million cubic yards for the year ended December 31, 2016. Sales volume for the year ended December 31, 2017 was up in all of our major metropolitan markets as compared to the year ended December 31, 2016, primarily due to increased construction activity and acquisitions completed in 2017 and 2016.

Benefiting from increased volume both organically and through our recent acquisitions and increased average selling price, total ready-mixed concrete revenue in 2017 rose year-over-year in all of our major markets. Our consolidated average ready-mixed concrete sales price rose 3.5% from 2016 to 2017, resulting in the 7th consecutive year of increased average selling prices.

We were able to leverage efficiencies to drive incremental margins on higher volume. However, we also experienced higher cement and aggregate costs during 2017, which partially offset these improvements. We continue to closely monitor our operating costs and capital expenditures.

In September 2017, Hurricanes Irma and Maria made landfall in the U.S. Virgin Islands. These storms resulted in extensive damage, flooding and power outages throughout the islands. The islands had limited power through the end of the year. There continues to be uncertainty as to the magnitude of the ongoing impact to the business associated with these storms, including the potential, if any, for insurance recoveries. We recorded impairments related to inventory and property, plant and equipment of approximately $1.1 million in 2017. In addition, during the fourth quarter of 2017, based on the uncertainty of the timing of the business recovery and its impact on our projected cash flows, we recorded a non-cash goodwill impairment charge of $5.8 million, representing a full impairment of the goodwill related to our U.S. Virgin Island operations.

Basis of Presentation

Our chief operating decision maker reviews operating results based on our two reportable segments, which are ready-mixed concrete and aggregates products, and evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense, loss on extinguishment of debt, derivative income (loss), the non-cash change in value of contingent consideration, impairment of goodwill and other assets, hurricane-related losses, quarry dredge costs for a specific event, purchase accounting adjustments for inventory, and foreign currency losses resulting from the Polaris acquisition. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company's compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are non-cash stock compensation expense, corporate officer transition expenses and acquisition-related professional fees.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on accounting principles generally accepted in the United States of America ("U.S. GAAP"), and is not a measure of our cash flows or ability to fund our cash needs. Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and may not be comparable to similarly titled measures used in our various agreements, including the Third Loan Agreement and the Indenture.  See Note 17, "Segment Information," to our consolidated financial statements included in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations.

Acquisitions

We completed eight acquisitions in 2017, which expanded our ready-mixed concrete operations and facilitated vertical integration in our West Coast market. For additional information on our acquisitions see Note 2, "Business Combinations" to our consolidated financial statements included in this report.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth selected statement of operations information and that information as a percentage of revenue for each of the periods indicated, as well as the increase or decrease from the prior year in dollars and percent.

	(amounts in thousands, except selling prices and percentages)
	Year Ended December 31,				Increase / (Decrease)
	2017		2016		$	%(1)
Revenue	$1,336,039	100.0%	$1,168,160	100.0%	$167,879	14.4%
Cost of goods sold before depreciation, depletion and amortization	1,056,605	79.1	922,338	79.0	134,267	14.6
Selling, general and administrative expenses	119,234	8.9	100,019	8.6	19,215	19.2
Depreciation, depletion and amortization	67,798	5.1	54,852	4.7	12,946	23.6
Change in value of contingent consideration	7,910	0.6	5,225	0.4	2,685	51.4
Impairment of goodwill and other assets	6,238	0.5	—	—	6,238	NM
Gain on sale of assets, net	(694)	(0.1)	(1,416)	(0.1)	(722)	(51.0)
Operating income	78,948	5.9	87,142	7.5	(8,194)	(9.4)
Interest expense, net	41,957	3.1	27,709	2.4	14,248	51.4
Derivative loss	791	0.1	19,938	1.7	(19,147)	(96.0)
Loss on extinguishment of debt	60	—	12,003	1.0	(11,943)	NM
Other income, net	(2,562)	(0.2)	(3,237)	(0.3)	(675)	(20.9)
Income from continuing operations before income taxes	38,702	2.9	30,729	2.6	7,973	25.9
Income tax expense	12,436	0.9	21,151	1.8	(8,715)	(41.2)
Income from continuing operations	26,266	2.0	9,578	0.8	16,688	174.2
Loss from discontinued operations, net of taxes	(630)	—	(717)	(0.1)	(87)	(12.1)
Net income	25,636	1.9	8,861	0.8	16,775	189.3
Less: Net income attributable to non-controlling interest	(124)	—	—	—	(124)	NM
Net income attributable to U.S. Concrete	$25,512	1.9%	$8,861	0.8%	$16,651	187.9%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$134.86		$130.35		$4.51	3.5%
Sales volume in cubic yards	8,984		8,122		862	10.6%
Aggregate Products Data:
Average selling price per ton	$12.92		$11.97		$0.95	7.9%
Sales volume in tons	6,197		5,563		634	11.4%

(1) "NM" is defined as "not meaningful."

Revenue. Our 2017 total revenue grew by $167.9 million, or 14.4%, primarily due to increased ready-mixed concrete sales both organically and through recent acquisitions. We estimate that acquisitions completed after January 1, 2016 accounted for approximately $101.8 million, or 60.6%, of our 2017 revenue increase. All of our major markets experienced higher total revenue for the year ended December 31, 2017, compared to the prior year period. Our business is seasonal and subject to adverse weather; our 2017 results were negatively impacted by inclement weather in various regions and during various periods of the year, including Hurricanes Irma and Maria, which hit our U.S. Virgin Islands ("USVI") operations in September 2017. Because of these hurricanes, our USVI operations were essentially shut down for several months following the storms and were not fully operational by the end of the year.

Ready-mixed concrete sales grew by $152.0 million, or 14.3%, driven by a 10.6% increase in sales volume and a 3.5% increase in our average selling price. Sales of aggregate products rose to $90.7 million in 2017 from $76.3 million in 2016, an increase of $14.4 million, or 18.8%, due to an 11.4% increase in volume and 7.9% increase in average selling price. Other product revenues and eliminations, which includes aggregates distribution, building materials, lime slurry, hauling business, aggregate recycling, concrete block and eliminations of our intersegment sales, increased by $1.5 million, or 4.9%, from $30.8 million in 2016, to $32.3 million in 2017, primarily due to increased aggregates distribution sales.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased $134.3 million, or 14.6%, in 2017 primarily attributable to the increase in revenues. The volume growth in our ready-mixed concrete segment resulted in higher material costs, delivery costs and plant variable costs, which includes primarily labor and benefits, utilities and repairs and maintenance. Our fixed costs increased over the comparable prior year period primarily due to higher costs to operate our facilities, as well as additional locations and trucks than in the previous year. Cost of goods sold before DD&A also increased in 2017 due to higher self-insurance reserves for certain workers’ compensation and automobile liability losses, the margin impact of certain purchase accounting adjustments related to inventory and quarry dredge costs for a specific event. Cost of goods sold before DD&A includes the impact of costs in our USVI operations for September through December of 2017, including an impairment of inventory, with significantly lower corresponding revenues due to Hurricanes Irma and Maria. As a percentage of revenue, cost of goods sold before DD&A increased slightly.

Selling, general and administrative ("SG&A") expenses.  SG&A expenses for 2017 increased $19.2 million, or 19.2%, in 2017.  The increase resulted from various factors, including: acquisition related professional fees, which increased $7.9 million; non-cash stock compensation expense, which increased $1.2 million due to the fair value of awards granted in 2017; higher personnel expenses, including certain officer transition expenses; and other general and administrative expenses by our corporate and regional offices to support our growth initiatives and acquisition strategy. As a percentage of total revenue, SG&A expenses increased from 8.6% in 2016 to 8.9% in 2017.

Depreciation, depletion and amortization.  DD&A expense for 2017 increased $12.9 million, or 23.6%, primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through recent acquisitions as well as incremental intangible amortization expense of $4.2 million related to our acquisitions.

Change in value of contingent consideration. We recorded non-cash expense of $7.9 million for the revaluation of contingent consideration in 2017 compared to $5.2 million in 2016. These non-cash expenses were related to the fair value changes in contingent consideration associated with certain acquisitions. The key inputs in determining the fair value of our contingent consideration of $61.8 million at December 31, 2017 included discount rates ranging from 3.70% to 15.75% and management's estimates of future sales volumes, amount of reserves permitted and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss in each reporting period. The non-cash expense from fair value changes in contingent consideration in 2017 was primarily due to the changes in the probability-weighted assumptions related to the achievement of sales volumes and EBITDA thresholds. The non-cash expense from fair value changes in contingent consideration in 2016 was primarily due to the passage of time as well as changes in the probability-weighted assumptions related to the achievement of sales volumes.

Impairment of goodwill and other assets. We recorded a non-cash impairment of assets of $6.2 million in 2017, of which $5.8 million related to an impairment of goodwill for our USVI operations as a result of the fourth quarter annual goodwill impairment evaluation. The remainder of the amount was related to destroyed property, plant and equipment also in our USVI operations.

Gain on sale of assets, net. We recorded a net gain on disposal of assets of $0.7 million in 2017 versus $1.4 million in 2016. Our gain on sale of assets in 2017 and 2016 included sales of excess vehicles and equipment. Our gain on sale of assets in 2016 was primarily related to land sales in Texas.

Operating income. Operating income decreased $8.2 million to $78.9 million in 2017 from $87.1 million in 2016. Operating income as a percentage of revenue, which we refer to as operating margin, decreased to 5.9% in 2017 as compared to 7.5% in 2016, primarily reflecting higher SG&A and DD&A expenses, as well as higher self-insurance reserves for certain workers’ compensation and automobile liability losses and the impact of hurricane losses. These higher costs were partially offset by an increase in 2017 over 2016 of approximately $7.9 million that was attributable to our 2017 and 2016 acquisitions.

Interest expense, net.  Net interest expense increased by $14.3 million, or 51.4%, to $42.0 million in 2017 from $27.7 million in 2016, primarily related to higher debt levels, partially offset by lower effective interest rates in 2017 as compared to 2016.

Derivative loss. We recorded a non-cash loss on derivatives of $0.8 million in 2017 and $19.9 million in 2016 related to the fair value changes in the Class A and B Warrants we issued on August 31, 2010 to acquire common stock (collectively, the "Warrants"), which expired on August 31, 2017. The non-cash loss from fair value changes in the Warrants for 2017 and 2016 was primarily due to increases in the price of our common stock.

Loss on extinguishment of debt. For the year ended December 31, 2016, we recorded a $12.0 million pre-tax loss on early extinguishment of debt. The loss consisted of a redemption premium of $8.5 million and a $3.5 million non-cash loss for the write-off of unamortized deferred financing costs.

Income tax expense.  We recorded income tax expense allocated to continuing operations of approximately $12.4 million and $21.2 million for the years ended December 31, 2017 and 2016, respectively. For 2017, our effective tax rate differed substantially from the federal statutory rate primarily due to the adjustment to our net deferred income tax liability due to the change to the federal statutory tax rate from 35% to 21%, for which we recorded a non-cash $7.6 million deferred income tax benefit. For 2016, our effective tax rate differs substantially from the federal statutory rate primarily due to the tax impact of our Warrants, for which we recorded a $19.9 million non-cash derivative loss. The derivative loss is excluded from the calculation of our income tax provision, thus increasing our tax expense in periods when we record a derivative loss. In addition, certain state income taxes were calculated on bases different from pre-tax income (loss), which resulted in recording income tax expense in certain states that experienced a pre-tax loss.

In accordance with U.S. GAAP, intra-period tax allocation provisions require allocation of a tax expense or benefit to continuing operations due to current income (loss) from discontinued operations. We recorded a tax benefit of $0.5 million and tax expense of $0.4 million, allocated to discontinued operations for the years ended December 31, 2017 and 2016, respectively. The income tax amounts for continuing operations referred to above include the offsetting intra-period allocations. The intra-period tax allocation between the results from continuing operations and discontinued operations in the years ended December 31, 2017 and 2016 nets to $0.

Under U.S. tax law, we have elected to treat our U.S. Virgin Island subsidiaries as controlled foreign corporations. As such, we would normally consider our undistributed earnings of our U.S. Virgin Island subsidiaries, if any, to be indefinitely reinvested and, accordingly, we would normally not record incremental U.S. income taxes thereon. As of December 31, 2017, our U.S. Virgin Islands subsidiaries had no undistributed earnings, which is due to recent losses.

On December 22, 2017, the President signed into law “H.R.1” for U.S. tax reform legislation (“Tax Act”). Among other items, the law decreases the U.S. federal statutory tax rate from 35% to 21%. As a result, we estimate a decrease to our tax expense primarily due to the lower blended effective U.S. federal tax rate for 2018.

The Tax Act also enacts new tax laws that will impact our taxable income beginning in tax year 2018, including, but are not limited to (1) creating a Base Erosion Anti-abuse Tax ("BEAT"), which is a new minimum tax; (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax currently global intangible low-taxed income ("GILTI"), which allows for the possibility of utilizing foreign tax credits and a deduction equal to 50% to offset the income tax liability (subject to some limitations); (4) electing treatment of the GILTI as a period cost or in deferred taxes; (5) a provision that could limit the amount of deductible interest expense; (6) the repeal of the domestic production activity deduction; (7) limitations on the deductibility of certain executive compensation; and (8) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, (“SAB 118”) Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, we must reflect the income tax effects of the Tax Act in the reporting period in which we complete our accounting under ASC Topic 740. The Company has recorded provisional amounts related to the impact of the Tax Act on its deferred tax balances related to the change in U.S. federal statutory tax rate and executive compensation in future years. SAB 118 allows a company to refrain from making a decision on certain provisions in the new tax law for its 2017 Form 10-K. As such we have delayed making a decision on the following until we are able to make a reasonable estimate of the accounting: deemed repatriation, BEAT, choosing “BEAT” as a period cost or deferred tax issue, and GILTI. As a result, we will continue to review and assess the potential impact of the legislation on our consolidated financial statements.

Loss from discontinued operations, net of taxes.  The results of operations for our sold precast units located in Pennsylvania, California and Arizona have been included in discontinued operations for all periods presented. We recorded a pre-tax loss of $1.1 million and $1.2 million in 2017 and 2016, respectively, primarily related to real estate leases and subleases that will expire by June 30, 2018.

Segment information

For a discussion of our segments and segment Adjusted EBITDA, see "Basis of Presentation" under this Item 7, earlier in this report. For a discussion and reconciliation of our segment Adjusted EBITDA, see Note 17, "Segment Information," to our consolidated financial statements in this report.

Ready-mixed concrete

The following table sets forth key financial information for our ready-mixed concrete segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Year Ended December 31,		Increase / (Decrease)
	2017	2016	$ or cubic yards, as applicable	%
Ready-mixed Concrete Segment:
Revenue	$1,213,027	$1,060,991	$152,036	14.3%
Segment revenue as a percentage of total revenue	90.8%	90.8%
Adjusted EBITDA	$185,785	$157,534	$28,251	17.9%
Adjusted EBITDA as a percentage of segment revenue	15.3%	14.8%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$134.86	$130.35	$4.51	3.5%
Sales volume in cubic yards	8,984	8,122	862	10.6%

Revenue.  Our ready-mixed concrete sales provided 90.8% of our total revenue in both 2017 and 2016. Segment revenue for 2017 increased $152.0 million, or 14.3%, over 2016 levels. We estimate that approximately $90.1 million of this increase, or 59.3%, was due to acquisitions completed after January 1, 2016. The 2017 revenue increase was driven primarily by a 10.6% increase in sales volume, or 0.9 million cubic yards. Increased volume provided $112.4 million, or 73.9%, of our ready-mixed concrete revenue growth, and a 3.5% increase in average selling price provided $39.6 million, or 26.1%, of our ready-mixed concrete revenue growth. Our sales volume in 2017 was higher in all of our major metropolitan markets due to increased construction activity and acquisitions despite more adverse weather days. In addition, the average selling price increased in all of our major metropolitan markets in which we operate. Hurricanes Irma and Maria hit our USVI operations in September 2017 and had a negative impact on our ready-mixed concrete revenue, as our USVI operations were essentially shut down for several months following the storms and were not fully operational by the end of the year.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment increased by $28.3 million, or 17.9%. We estimate that approximately $17.3 million, or 61.1%, of our 2017 Adjusted EBITDA increase resulted from acquisitions completed after January 1, 2016. Driving the growth in Adjusted EBITDA was a 10.6% increase in sales volume and a 3.5% increase in our average selling price, which resulted in $152.0 million in higher revenue. Partially offsetting the growth in revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily raw material costs, labor and benefits costs, utilities and delivery costs, were all higher primarily due to the increased volume. Our fixed costs, which consist primarily of property taxes, equipment rental, quality control, dispatch and plant management costs, increased during 2017 due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenues increased to 15.3% in 2017. We were able to leverage increased efficiencies to drive incremental margins on higher volume.

Aggregate products

The following table sets forth key financial information for our aggregate products segment for the periods indicated:

	(amounts in thousands, except selling prices and percentages)
	Year Ended December 31,		Increase / (Decrease)
	2017	2016	$ or tons, as applicable	%
Aggregate Products Segment:
Revenue	$90,665	$76,334	$14,331	18.8%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	3.7%	3.6%
Adjusted EBITDA	$27,162	$21,731	$5,431	25.0%
Adjusted EBITDA as a percentage of segment revenue	30.0%	28.5%

Aggregate Products Data:
Average selling price per ton	$12.92	$11.97	$0.95	7.9%
Sales volume in tons	6,197	5,563	634	11.4%

Revenue.  Sales of our aggregate products provided 3.7% and 3.6% of our total revenue for 2017 and 2016, respectively, excluding intersegment sales of $40.9 million and $34.7 million, respectively. Segment revenue increased $14.3 million, or 18.8%, over prior year levels. We estimate that $13.6 million, or 95.1%, of the revenue increase was due to recent acquisitions. Hurricanes Irma and Maria hit our USVI operations in September 2017 and had a negative impact on our aggregate products revenue, as our USVI operations were essentially shut down for several months following the storms and were not fully operational by the end of the year.

We sell our aggregate products to external customers and internally to our ready-mixed concrete segment at a market price. Approximately 45.1% of our 2017 aggregate products sales, or $40.9 million, were to our ready-mixed concrete segment, versus 45.4%, or $34.7 million, in 2016. Our sales volume increased 0.6 million tons, which provided approximately $7.6 million, or 53.1%, of our aggregate products revenue increase. Contributing to our overall aggregate products revenue was an increase in our average selling price of 7.9%, which resulted in approximately $5.9 million, or 41.3%, of our increase in aggregate products revenue. Freight charges to deliver aggregate products to external customers, as well as other charges, all of which are included in revenue, increased approximately $0.8 million providing 5.6% of our increase in aggregate products revenue.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased to $27.2 million in 2017 from $21.7 million in 2016, primarily reflecting the higher sales volume and higher average selling price, partially offset by the related higher cost of goods sold associated with the increased volume. Our variable costs associated with cost of goods sold, which includes quarry labor and benefits, utilities, repairs and maintenance, pit costs to prepare the stone and gravel for use and delivery costs, all rose due to the higher sales volumes. Our quarry fixed costs, which include primarily property taxes, equipment rental and plant management costs, were higher compared to the previous year. Overall, our segment Adjusted EBITDA as a percentage of segment revenue was 30.0% in 2017 and 28.5% in 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth selected historical statement of operations information and that information as a percentage of revenue for each of the periods indicated, as well as the increase or decrease from the prior year in dollars and percent.

	(amounts in thousands, except selling prices and percentages)
	Year Ended December 31,				Increase / (Decrease)
	2016		2015(1)		$	%
Revenue	$1,168,160	100.0%	$974,717	100.0%	$193,443	19.8%
Cost of goods sold before depreciation, depletion and amortization	922,338	79.0	768,439	78.8	153,899	20.0
Selling, general and administrative expenses	100,019	8.6	86,873	8.9	13,146	15.1
Depreciation, depletion and amortization	54,852	4.7	43,570	4.5	11,282	25.9
Change in value of contingent consideration	5,225	0.4	932	0.1	4,293	NM
Gain on sale of assets, net	(1,416)	(0.1)	(468)	—	948	NM
Operating income	87,142	7.5	75,371	7.7	11,771	15.6
Interest expense, net	27,709	2.4	21,734	2.2	5,975	27.5
Derivative loss	19,938	1.7	60,016	6.2	(40,078)	(66.8)
Loss on extinguishment of debt	12,003	1.0	—	—	12,003	NM
Other income, net	(3,237)	(0.3)	(2,064)	(0.2)	1,173	56.8
Income (loss) from continuing operations before income taxes	30,729	2.6	(4,315)	(0.4)	35,044	NM
Income tax expense	21,151	1.8	779	0.1	20,372	NM
Income (loss) from continuing operations	9,578	0.8	(5,094)	(0.5)	14,672	NM
Loss from discontinued operations, net of taxes	(717)	(0.1)	(320)	—	397	NM
Net income (loss)	$8,861	0.8%	$(5,414)	(0.6)%	$14,275	263.7%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$130.35		$123.98		$6.37	5.1%
Sales volume in cubic yards	8,122		7,038		1,084	15.4%
Aggregate Products Data:
Average selling price per ton	$11.97		$10.54		$1.43	13.6%
Sales volume in tons	5,563		4,919		644	13.1%

Revenue. Our 2016 total revenue grew by $193.4 million, or 19.8%, from $974.7 million in 2015 to $1.2 billion in 2016, primarily due to increased sales of ready-mixed concrete. We estimate that acquisitions completed after January 1, 2015 accounted for approximately $142.4 million, or 73.6%, of our 2016 revenue increase. Ready-mixed concrete sales rose $184.4 million, or 21.0%, from $876.6 million in 2015 to $1.1 billion in 2016, driven by a 15.4% increase in sales volume and a 5.1% increase in our average selling price. Sales of aggregate products rose to $76.3 million in 2016 from $60.4 million in 2015, an increase of $15.9 million, or 26.3%, due to a 13.6% increase in average selling price and a 13.1% increase in volume. Other product revenues and eliminations, which includes our building materials, aggregates distribution, aggregate recycling, lime slurry, hauling business, concrete block and eliminations of our intersegment sales, decreased by $6.8 million, or 18.1%, to $30.8 million in 2016 from $37.6 million in 2015, primarily due to decreased sales from our recycled aggregates business and an increase in eliminations of intercompany sales.

Cost of goods sold before DD&A. Cost of goods sold before DD&A, increased $153.9 million, or 20.0%, from $768.4 million in 2015 to $922.3 million in 2016. Our costs increased primarily due to volume growth resulting from acquisitions in our ready-mixed concrete segment, resulting in higher material costs, delivery costs and plant variable costs. Our costs in our aggregate products segment increased primarily due to the costs from four quarries acquired in the second half of 2015 plus higher variable costs related to increased production at our existing quarries. Our fixed costs increased from the prior year due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in 2015. As a percentage of revenue, cost of goods sold before DD&A increased marginally to 79.0% in 2016 from 78.8% in 2015.

Selling, general and administrative expenses.  SG&A expenses increased $13.1 million, or 15.1%, in 2016 from $86.9 million in 2015 to $100.0 million in 2016. Approximately $8.4 million of this increase was attributable to personnel and other general administrative costs incurred by our regional operations to support growth and acquisition infrastructure. In addition, we incurred $1.3 million in higher non-cash stock compensation expense primarily due to the increase in the fair value of awards granted in 2016. The remainder of the increase was primarily attributable to corporate-related personnel and other general expenses to support our growth initiatives. As a percentage of total revenue, SG&A expenses decreased to 8.6% in 2016 from 8.9% in 2015

Depreciation, depletion and amortization.  DD&A expense for 2016 increased $11.3 million, or 25.9%, to $54.9 million from $43.6 million in 2015, primarily reflecting depreciation on additional plants, equipment and mixer trucks purchased to service demand and acquired through recent acquisitions as well as incremental intangible amortization expense of $5.4 million related to our acquisitions.

Change in value of contingent consideration. We recorded a non-cash expense for the revaluation of contingent consideration of $5.2 million in 2016 and $0.9 million in 2015. These non-cash expenses were related to the fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $32.2 million at December 31, 2016 included discount rates ranging from 3.50% to 15.75% and management's estimates of future sales volumes and EBITDA. The non-cash expense from fair value changes in contingent consideration in 2016 and 2015 were primarily due to the passage of time, changes in discount rates and changes in the probability-weighted assumptions related to the achievement of sales volumes. The 2015 non-cash expense was partially offset by the decline in West Texas Intermediate crude prices, which reduced the amount payable under one of our arrangements.

Gain on sale of assets, net. We recorded a gain on sale of assets of $1.4 million in 2016 versus $0.5 million in 2015. Our gain on sale of assets in 2016 was primarily related to land sales in Texas. Our gain on sale of assets in both years included sales of excess vehicles and equipment.

Operating income. Operating income rose $11.8 million to $87.1 million in 2016 from $75.4 million in 2015. We estimate that approximately $4.0 million, or 33.9%, the increase was attributable to 2016 and 2015 acquisitions. Operating income as a percentage of revenue decreased to 7.5% for 2016 compared to 7.7% for 2015.

Interest expense, net.  Net interest expense increased by $6.0 million, or 27.5%, to $27.7 million in 2016 from $21.7 million in 2015, primarily related to higher debt levels.

Derivative loss. We recorded a non-cash derivatives loss of $19.9 million in 2016 and $60.0 million in 2015 related to fair value changes in our Warrants. Each reporting period, we determined the fair value of our derivative liabilities, and changes resulted in income or loss. The key inputs in determining the fair value of our derivative liabilities included our stock price, stock price volatility and risk-free interest rates. Changes in these inputs impacted the fair value of our derivative liability and resulted in income or loss each reporting period. The non-cash loss from fair value changes in the Warrants for 2016 and 2015 was primarily due to an increase in the price of our common stock.

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

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established a valuation allowance as of December 31, 2016 and 2015 for other deferred tax assets because of uncertainty regarding their ultimate realization.

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

Loss from discontinued operations, net of taxes.  The results of operations for our sold precast units located in Pennsylvania, California and Arizona, have been included in discontinued operations for all periods presented. During 2016, we recorded a pre-tax loss of $1.2 million primarily related to real estate leases and subleases that will expire by June 30, 2018. During 2015, we recorded a pre-tax loss of $0.5 million primarily related to real estate leases and subleases and a $0.2 million loss on the sale of our Pennsylvania precast operation.

Segment information

For a discussion of our segments and segment Adjusted EBITDA, see "Basis of Presentation", under this Item 7, earlier in this report. For a discussion and reconciliation of our segment Adjusted EBITDA, see Note 17, "Segment Information," to our consolidated financial statements in this report.

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

Revenue. Our ready-mixed concrete sales provided 90.8% and 89.9% of our total revenue in 2016 and 2015, respectively. Segment revenue for 2016 rose $184.4 million, or 21.0%, over 2015 levels. We estimate that approximately $133.7 million of this increase, or 72.5%, was due to segment acquisitions completed after January 1, 2015. The 2016 revenue increase was driven primarily by a 15.4% increase in sales volume, or 1.1 million cubic yards. Increased volume provided $134.4 million, or 72.9%, of our ready-mixed concrete revenue growth. Our sales volume was higher in our north Texas, New York / New Jersey and Washington, D.C. markets due to increased construction activity, generally more favorable weather and recent acquisitions. While total revenue in our northern California market increased, sales volumes decreased slightly due to an increase in adverse weather days, delays in a limited number of project starts and some competitive pricing pressure. Our average selling price increased in all our major metropolitan markets. Total revenue was higher in all our major metropolitan markets, primarily due to higher average selling price and the impact of recent acquisitions. Sales volume and average selling price decreased in our west Texas market due to the mix of commercial and residential projects and a one-time project that was ongoing in the region in 2015.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment rose from $131.9 million in 2015 to $157.5 million in 2016, an increase of $25.6 million, or 19.4%. We estimate that approximately $16.4 million, or 64.1%, of our 2016 Adjusted EBITDA increase resulted from acquisitions completed after January 1, 2015. Driving the growth in Adjusted EBITDA was a 15.4% increase in sales volume and a 5.1% increase in our average selling price, which resulted in $184.4 million in higher revenue. Partially offsetting the growth in revenue was the increased cost of goods sold associated with the higher volume of sales. Our variable costs, which include primarily raw material costs, labor and benefits costs, utilities and delivery costs, were all higher primarily due to the increased volume. We also saw higher raw materials prices from our vendors during 2016, which increased our cost of goods sold for 2016. However, we were generally able to pass these price increases along to our customers. Our fixed costs, which consist primarily of property taxes, equipment rental, quality control, dispatch and plant management costs, increased during 2016 due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. Segment Adjusted EBITDA as a percentage of segment revenues declined slightly to 14.8% in 2016 from 15.1% in the 2015 period, primarily reflecting the geographic and project mix of our revenue and costs. Segment Adjusted EBITDA for the 2015 period was also favorably impacted by a one-time, high margin project in our west Texas market.

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

Aggregate Products Data:
Average selling price per ton	$11.97	$10.54	$1.43	13.6%
Sales volume in tons	5,563	4,919	644	13.1%

Revenue.  Sales of our aggregate products, excluding intersegment sales of $34.7 million, provided 3.6% of our total revenue in 2016, compared to 3.5%, excluding intersegment sales of $26.2 million, in 2015. Segment revenue rose $15.9 million, or 26.3%, over prior year levels. We estimate that $10.2 million, or 64.2%, of the increase was due to acquisitions. We sell our aggregate products to external customers and also sell them internally to our ready-mixed concrete segment at a market price. Approximately 45.4% of our 2016 aggregates sales, or $34.7 million, were to our ready-mixed concrete segment, versus 43.4%, or $26.2 million, in 2015. Contributing to our overall aggregate products revenue growth was an increase in our average selling price of 13.6%, which provided approximately $8.0 million, or 50.0%, of our increase in aggregate products revenue. Our volume rose 0.6 million tons, which provided approximately $6.8 million, or 42.7%, of our aggregates products revenue increase. Freight charges to deliver the aggregate products to the external customer, as well as other charges, all of which are included in revenue, increased approximately $0.8 million providing 5.0% of our increase in aggregate products revenue.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased to $21.7 million in 2016 from $15.0 million in 2015, primarily reflecting the higher sales volume and higher average selling price, partially offset by the related higher cost of goods sold associated with the increased volume. Our variable costs associated with cost of goods sold, which includes quarry labor and benefits, utilities, repairs and maintenance, pit costs to prepare the stone and gravel for use and delivery costs, all rose due to the higher sales volumes. Our quarry fixed costs, which include primarily property taxes, equipment rental and plant management costs, were higher compared to the previous year, primarily due to operating costs associated with the additional quarries acquired in the second half of 2015. Overall, our segment Adjusted EBITDA as a percentage of segment revenue increased to 28.5% in 2016 from 24.8% in 2015, primarily due to the increase in revenue and increased efficiencies.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our asset-based revolving credit facility (the "Revolving Facility"), which provides for aggregate borrowings of up to $350 million, subject to the borrowing base. During 2017, we executed the following key transactions to enhance our liquidity:

•	issued $200.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024;

•	increased the commitments in the Revolving Facility by $100.0 million; and

•	extended the maturity date of the Revolving Facility to August 31, 2022.

We ended 2017 with $22.6 million of cash and cash equivalents, a decrease of $53.2 million from the end of 2016 primarily due to funding acquisitions. As of the end of 2017, we had $206.4 million available for future borrowings under the Revolving Facility, providing total available liquidity of $229.0 million. The available capacity under our Revolving Facility at year end 2017 decreased as compared to year end 2016 primarily due to the $9.0 million of outstanding borrowings under the Revolving Facility and lower eligible accounts receivable.

The following key financial measurements (dollars in thousands) reflect our financial condition, total capital and liquidity as of December 31, 2017 and 2016:

	2017	2016
Cash and cash equivalents	$22,581	$75,774
Working capital	$103,244	$80,012
Total debt(1)	$693,336	$449,298
Equity	302,142	188,829
Total capital	$995,478	$638,127

Available capacity under our Revolving Facility	$206,400	$221,300

(1) Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, notes payable and borrowings under the Revolving Facility.

Our primary liquidity needs over the next 12 months consist of (1) financing working capital requirements; (2) servicing our indebtedness; (3) purchasing property, plant and equipment; and (4) payments related to strategic acquisitions. Our primary portfolio strategy includes acquisitions in various regions and markets. We may seek financing for acquisitions, including additional debt or equity capital.

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

The projection of our cash needs is based upon many factors, including without limitation, our expected volume, pricing, cost of materials and capital expenditures. We anticipate that our federal and state income tax payments will decline in 2018 as compared to 2017, following the impact of recent tax reform legislation that reduced the corporate statutory rate from 35% to 21%. Based on our projected cash needs, we believe that cash on hand, availability under the Revolving Facility and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business, not including potential acquisitions. If, however, availability under the Revolving Facility, cash on hand and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing or sell assets to provide additional liquidity.

The principal factors that could adversely affect the amount of our internally generated funds include:

•	deterioration of revenue, due to lower volume and/or pricing, because of weakness in the markets in which we operate;

•	declines in gross margins due to shifts in our product mix or increases in the cost of our raw materials and fuel;

•	any deterioration in our ability to collect our accounts receivable from customers as a result of weakening in construction demand or payment difficulties experienced by our customers; and

•	inclement weather beyond normal patterns that could adversely affect our sales volumes.

The discussion that follows provides a description of our arrangements relating to our outstanding indebtedness.

Senior Secured Credit Facility

On August 31, 2017, we entered into the Third Loan Agreement with certain financial institutions named therein as lenders (the “Lenders”) and Bank of America, N.A., as agent for the Lenders, which amended and restated the Second Amended and Restated Loan and Security Agreement, dated as of November 18, 2015. The Third Loan Agreement matures August 31, 2022 and provides for up to $350.0 million of revolving borrowings. The Third Loan Agreement also permits the incurrence of other secured indebtedness not to exceed certain amounts as specified therein.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, all as specified in the Third Loan Agreement.  The Third Loan Agreement provides for swingline loans up to a $15.0 million sublimit and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars.

The Third Loan Agreement contains usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions. The negative covenants are subject to certain exceptions as specified in the Third Loan Agreement. The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Third Loan Agreement. As of December 31, 2017, we were in compliance with all covenants under the Third Loan Agreement.

Senior Unsecured Notes due 2024

During 2016 and 2017, we issued $600.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the "2024 Notes"). The 2024 Notes are governed by an indenture (the “Indenture”) dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes accrue interest at a rate of 6.375% per annum. We pay interest on the 2024 Notes on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

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

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment with $85.0 million remaining principal as of December 31, 2017.

For additional information regarding our arrangements relating to outstanding indebtedness, see the information set forth in Note 9, "Debt," to our consolidated financial statements included in this report.
Cash Flows

Net cash flows are presented below (in thousands):

	Year Ended December 31,
	2017	2016 (1)	2015
Net cash provided by (used in):
Operating activities	$94,827	$115,911	$104,261
Investing activities	(334,294)	(162,695)	(157,835)
Financing activities	186,302	118,633	27,297
Effect of exchange rates on cash and cash equivalents	(28)	—	—
Net increase (decrease) in cash	$(53,193)	$71,849	$(26,277)

(1)	Reflects retrospective adoption of Accounting Standards Update 2016-09.

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss including non-controlling interest. Net cash provided by operating activities in 2017 was $94.8 million compared to $115.9 million in 2016 and $104.3 million in 2014. Net cash provided by operating activities in 2017 included $16.4 million of higher interest payments and $21.4 million of higher income tax payments than the prior year. Overall, the generation of cash from operations in 2017, 2016 and 2015 was driven primarily by the increase in revenue and operating performance of the Company, with 2017 being impacted by higher payments of interest and income taxes.

We used $334.3 million to fund investing activities in 2017, $162.7 million in 2016 and $157.8 million in 2015. We paid $295.1 million, $127.9 million and $135.3 million to fund acquisitions in 2017, 2016 and 2015, respectively. In addition, we incurred $42.7 million, $40.4 million and $25.0 million in 2017, 2016 and 2015, respectively, to primarily fund purchases of machinery and equipment as well as mixers, trucks and other vehicles to service our business.

We expect our capital expenditures for 2018 to be approximately $70.0 million to $75.0 million, including expenditures financed through capital leases, but excluding any acquisitions. The capital expenditures relate primarily to plant improvements, plant equipment, drum mixer trucks and other rolling stock. In addition to financing certain of these expenditures through capital leases, we expect to fund these expenditures with cash flows from operations and existing cash and cash equivalents. Our capital expenditure budget and allocation of it to the foregoing investments are estimates and are subject to change.

Our net cash provided by financing activities was $186.3 million, $118.6 million and $27.3 million in 2017, 2016 and 2015, respectively. Financing activities in 2017 included the proceeds from a $200.0 million offering of 6.375% senior unsecured notes due 2024, including the premium on the issue price and net of related debt issuance costs, as well as $9.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we made payments of $20.3 million related to our capital leases and other financings and paid $9.0 million for contingent and deferred consideration obligations. Also during 2017, we received proceeds of $2.7 million from exercises of warrants and stock options.

Financing activities in 2016 included the proceeds from our $400.0 million 2024 Notes offering, net of related debt issuance costs; redemption of our $200.0 million 2018 Notes, including an $8.5 million redemption premium; and repayment of our then existing borrowings under our Revolving Facility. In addition, we made payments of $13.4 million related to our capital leases and other financings and paid $4.7 million for contingent and deferred consideration obligations. Also during 2016, we received proceeds of $0.3 million from exercises of warrants and stock options.

Financing activities in 2015 included $45.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we repaid $8.6 million of capital leases and notes used to fund capital expenditures, paid $6.3 million for the purchase of treasury shares related to our restricted stock grants and paid $2.3 million for contingent consideration obligations.

Off-Balance Sheet Arrangements

Other than our operating leases, which are shown below, we do not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. At December 31, 2017, we had $14.4 million of undrawn letters of credit outstanding. We are also contingently liable for performance under $36.8 million in performance bonds relating to our operations. From time to time, we may enter into noncancelable operating leases that would not be reflected on our balance sheet under current accounting standards.  For additional discussion on our operating leases, see Note 21, "Commitments and Contingencies," to our consolidated financial statements included in this report.

Commitments

The following are our contractual commitments associated with our indebtedness, lease obligations and acquisition-related contingent consideration and deferred payment obligations as of December 31, 2017 (in millions):

Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Principal on debt	$704.2	$26.0	$42.0	$26.1	$610.1
Interest on debt	251.0	40.7	79.1	77.0	54.2
Operating leases	87.8	19.6	27.2	14.9	26.1
Contingent consideration(1)	66.7	2.3	23.3	17.8	23.3
Deferred consideration payments (2)	14.2	7.4	5.7	0.7	0.4
Total	$1,123.9	$96.0	$177.3	$136.5	$714.1

(1)
Consists of estimated fair value of contingent consideration obligations, including accretion, associated with acquisitions completed from 2015 through 2017. The fair value of estimated payouts is based on probability weighted assumptions related to the achievement of various contractual provisions. As more fully described in Note 12, "Fair Value Disclosures," to our consolidated financial statements, changes in the fair value of these obligations will occur until to the final payment in 2021.

(2)	Consists of deferred consideration obligations, including accretion, associated with acquisitions with terms ranging from two to 10 years.

The following are our commercial commitments as of December 31, 2017 (in millions):

Other commercial commitments	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Standby letters of credit	$14.4	$14.3	$—	$—	$0.1
Performance bonds	36.8	36.8	—	—	—
Total	$51.2	$51.1	$—	$—	$0.1

The following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued employment costs, income tax contingencies, self-insurance accruals and other accruals.  Due to the nature of these accruals, the estimated timing of such payments (or contributions in the case of certain accrued employment costs) for these items is not predictable.  As of December 31, 2017, the total unrecognized tax benefit related to uncertain tax positions was $6.2 million.  We believe it is unlikely a reduction in our uncertain tax positions will occur within the next 12 months.

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

Business Combinations

The acquisition method of accounting requires that we recognize the net assets acquired in business combinations at their acquisition date fair values. Goodwill is measured as the consideration transferred at the acquisition date in excess of the net fair value of the net assets acquired and liabilities assumed. The measurement of the fair value of net assets acquired requires considerable judgment. Although independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities, the appraised values are usually based on significant estimates provided by management, such as forecasted revenue or profit.

In determining the fair value of intangible assets, we utilize the cost approach (primarily through the cost-to-recreate method), the market approach and the income approach. The income approach may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted average cost of capital for the building materials industry. These cash flow projections are based on management’s estimates of economic and market conditions including revenue growth rates, operating margins, capital expenditures and working capital requirements.

While we use our best estimates and assumptions as part of the process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period they are determined, with the corresponding offset to goodwill. Any adjustments subsequent to the conclusion of the measurement period will be recorded to our consolidated statements of earnings. See Note 2, "Business Combinations," to our consolidated financial statements included in this report for additional information about our acquisitions.

Goodwill and Goodwill Impairment

We record as goodwill the amount by which the total purchase price we pay in our acquisition transactions exceeds our estimated fair value of the identifiable net assets we acquire. We test goodwill for impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment. In 2017, we early adopted the guidance issued by the Financial Accounting Standards Board to simplify the accounting for goodwill impairment.  The impairment evaluation of goodwill is a critical accounting estimate because goodwill represents 16.0% of the Company's total assets at December 31, 2017, the evaluation requires the use of significant estimates and assumptions and considerable management judgment, and an impairment charge could be material to the Company's financial condition and its results of operations. We generally test for goodwill impairment in the fourth quarter of each year.

The Company's reporting units, which represent the level at which goodwill is tested for impairment, are based on the geographic regions within its operating segments. We initially estimate the fair value of our reporting units and compare the result to the reporting unit's carrying value. We generally estimate the fair value using an equally weighted combination of discounted cash flows and multiples of invested capital to EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of invested capital to EBITDA are calculated using a weighted average of two selected 12 month periods results by reporting unit compared to the enterprise value of the Company, which is determined based on the combination of the market value of our common stock and total outstanding debt. If the fair value exceeds the carrying value, the impairment is determined to be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

We completed our annual impairment assessment during the fourth quarter of 2017 as of October 1, 2017, and determined that the carrying values in our U.S. Virgin Islands ready-mixed and aggregates reporting units exceeded their fair values, resulting in a non-cash $5.8 million goodwill impairment expense. No other reporting units tested had any indication of impairment. Our fair value estimates were determined using estimates and assumptions that we believed were reasonable at the time, including assumptions regarding future operating results for businesses we have recently acquired. Such estimates and assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Changes in those assumptions or estimates with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant underperformance relative to historical or projected future operating results, could significantly impact the calculated fair value of the reporting units, which could result in an impairment charge in the future. See Note 4, "Goodwill and Intangible Assets, Net," to our consolidated financial statements included in this report for additional information about our goodwill.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets when changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with authoritative accounting guidance related to the impairment or disposal of long-lived assets. We compare the carrying values of long-lived assets to our projection of future undiscounted cash flows attributable to those assets.  If the carrying value of a long-lived asset exceeds the future undiscounted cash flows we project will be derived from that asset, we record an impairment loss equal to the excess of the carrying value over the fair value. Actual useful lives and future cash flows could be different from those that we estimate. These differences could have a material effect on our future operating results. We recorded a non-cash impairment of assets of $0.5 million in 2017, related to destroyed property, plant and equipment at our USVI operations.

Insurance Programs

We maintain third-party insurance coverage in amounts and against the risks we believe are reasonable.  We share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  We believe our workers’ compensation, automobile and general liability per occurrence retentions are consistent with industry practices and suitable for a company of our size and with our risk profile, although there are variations among our business units.  We fund these deductibles and record an expense for losses we expect under the programs. We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty from various sources, including changes in claims reporting and settlement patterns, claims development, safety practices, judicial decisions, new legislation and economic conditions. Although we believe the estimated losses are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $19.2 million as of December 31, 2017, compared to $13.5 million as of December 31, 2016, which is classified in accrued liabilities and other long-term obligations. The increase in 2017 was primarily attributable to increased loss reserves.

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

We have deferred tax assets, resulting from deductible temporary differences that may reduce taxable income in future periods.  A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax-planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax laws, changes in statutory tax rates and future taxable income levels. If we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net carrying amounts, we would decrease the recorded valuation allowance through an increase to income in the period in which that determination is made. Based on the assessment, we recorded a valuation allowance of $20.7 million at December 31, 2017 and $5.0 million at December 31, 2016.  In determining the valuation allowance in 2016 and 2015, we considered such factors as (1) cumulative federal taxable losses, (2) the amount of deferred tax liabilities that we generally expect to reverse in the same period and jurisdiction that are of the same character as the temporary differences giving rise to our deferred tax assets and (3) certain tax contingencies under authoritative accounting guidance related to accounting for uncertainty in income taxes which, should they materialize, would be offset by our net operating loss generated in 2008 through 2013.  We provided a valuation allowance in 2016 and 2015 related to certain state income tax attributes we did not believe we could utilize within the tax loss carryforward periods.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions.  We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the highest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  See Note 14, "Income Taxes," to our consolidated financial statements included in this report for further discussion.

Contingent Consideration

We record an estimate of the fair value of contingent consideration within accrued liabilities and other long-term obligations.  On a quarterly basis, we revalue the liabilities and record increases or decreases in the fair value as an adjustment to earnings.  Changes to the contingent consideration liabilities can result from adjustments to the discount rate, accretion of interest expense due to the passage of time or changes in the assumptions regarding probabilities of successful achievement of related milestones and the estimated timing in which the milestones are achieved.  The assumptions used in estimating fair value require significant judgment.  The use of different assumptions and judgments could result in a materially different estimate of fair value.  The key inputs in determining fair value of our contingent consideration obligations of $61.8 million and $32.2 million at December 31, 2017 and 2016, respectively, include discount rates ranging from 3.70% to 15.75% and management's estimates of future sales volumes, amount of reserves permitted and EBITDA.  For further information, see Note 12, "Fair Value Disclosures," to our consolidated financial statements included in this report for additional information about our contingent consideration obligations.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss from adverse changes in interest rates, foreign exchange rates and market prices. Our exposure to market risk includes our Revolving Facility, the impact of interest rates as they impact the overall economy and foreign exchange risk due to certain transactions denominated in Canadian dollars related to our recent acquisition of an aggregate products company in Canada.
We do not use derivative instruments to hedge risks relating to our ongoing business operations or for speculative purposes. However, we were required to account for our Warrants as derivative instruments before they expired.

Interest Rate Risk

Borrowings under our Revolving Facility expose us to certain market risks.  Interest on amounts drawn varies based on the floating rates under the Revolving Facility. Based on our $9.0 million of outstanding borrowings under the Revolving Facility as of December 31, 2017, a 100 basis point change in the interest rate would increase or decrease annual interest expense by $0.1 million.

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

Foreign Exchange Risk

Our primary exposure to foreign currency risk relates to our Canadian aggregates facility. Certain activities are transacted in Canadian dollars but recorded in U.S. dollars. Changes in exchange rates between the U.S. dollar and the Canadian dollar result in transaction gains or losses, which we recognize in our consolidated statements of operations.

Future net transaction gains and losses are inherently difficult to predict as they are reliant on how the Canadian dollar fluctuates in relation to the U.S. dollar and the relative composition of current assets and liabilities denominated in the Canadian dollar each reporting period. We do not currently expect the economic impact to us of foreign exchange rates to be material.

During 2017, we recorded net foreign exchange rate losses of $1.9 million primarily related to the funding of the Polaris acquisition.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of U.S. Concrete, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of U.S. Concrete, Inc. and subsidiaries (the Company) as of December 31, 2017, and the related consolidated statements of operations, total equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Dallas, Texas
March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
U.S. Concrete, Inc.
We have audited the accompanying consolidated balance sheet of U.S. Concrete, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Concrete, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 28, 2017

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, including share amounts but excluding per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$22,581	$75,774
Trade accounts receivable, net	214,221	207,292
Inventories	48,085	41,979
Prepaid expenses	5,297	5,534
Other receivables	19,191	8,691
Other current assets	2,310	2,019
Total current assets	311,685	341,289
Property, plant and equipment, net	636,268	337,412
Goodwill	204,731	133,271
Intangible assets, net	118,123	130,973
Other assets	5,327	2,457
Total assets	$1,276,134	$945,402
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117,070	$110,694
Accrued liabilities	65,420	76,514
Current maturities of long-term debt	25,951	16,654
Derivative liabilities	—	57,415
Total current liabilities	208,441	261,277
Long-term debt, net of current maturities	667,385	432,644
Other long-term obligations and deferred credits	93,341	54,996
Deferred income taxes	4,825	7,656
Total liabilities	973,992	756,573
Commitments and contingencies (Note 21)
Equity:
Preferred stock, $0.001 par value per share (10,000 shares authorized; none issued)	—	—
Common stock, $0.001 par value per share (100,000 shares authorized; 17,585 and 16,584 shares issued, respectively; and 16,652 and 15,696 shares outstanding, respectively)	18	17
Additional paid-in capital	319,016	249,832
Accumulated deficit	(13,784)	(39,296)
Treasury stock, at cost (933 and 888 common shares, respectively)	(24,799)	(21,724)
Total shareholders' equity	280,451	188,829
Non-controlling interest (Note 20)	21,691	—
Total equity	302,142	188,829
Total liabilities and equity	$1,276,134	$945,402

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue	$1,336,039	$1,168,160	$974,717
Cost of goods sold before depreciation, depletion and amortization	1,056,605	922,338	768,439
Selling, general and administrative expenses	119,234	100,019	86,873
Depreciation, depletion and amortization	67,798	54,852	43,570
Change in value of contingent consideration	7,910	5,225	932
Impairment of goodwill and other assets	6,238	—	—
Gain on sale of assets, net	(694)	(1,416)	(468)
Operating income	78,948	87,142	75,371
Interest expense, net	41,957	27,709	21,734
Derivative loss	791	19,938	60,016
Loss on extinguishment of debt	60	12,003	—
Other income, net	(2,562)	(3,237)	(2,064)
Income (loss) from continuing operations before income taxes	38,702	30,729	(4,315)
Income tax expense	12,436	21,151	779
Income (loss) from continuing operations	26,266	9,578	(5,094)
Loss from discontinued operations, net of taxes	(630)	(717)	(320)
Net income (loss)	25,636	8,861	(5,414)
Less: Net income attributable to non-controlling interest	(124)	—	—
Net income (loss) attributable to U.S. Concrete	$25,512	$8,861	$(5,414)

Basic income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$1.64	$0.63	$(0.36)
Loss from discontinued operations, net of taxes	(0.04)	(0.04)	(0.02)
Net income (loss) per share attributable to U.S. Concrete - basic	$1.60	$0.59	$(0.38)

Diluted income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$1.57	$0.59	$(0.36)
Loss from discontinued operations, net of taxes	(0.04)	(0.04)	(0.02)
Net income (loss) per share attributable to U.S. Concrete - diluted	$1.53	$0.55	$(0.38)

Weighted average shares outstanding:
Basic	15,911	15,098	14,080
Diluted	16,642	16,226	14,080

Net income (loss) attributable to U.S. Concrete:
Income (loss) from continuing operations attributable to U.S. Concrete	$26,142	$9,578	$(5,094)
Loss from discontinued operations, net of taxes	(630)	(717)	(320)
Total net income (loss) attributable to U.S. Concrete	$25,512	$8,861	$(5,414)

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Shareholders' Equity (Deficit)	Non- controlling Interest	Total Equity (Deficit)
BALANCE, December 31, 2014	13,978	$15	$156,745	$(42,743)	$(12,537)	$101,480		$101,480
Stock-based compensation	—	—	5,824	—	—	5,824		5,824
Excess tax benefits from share-based compensation	—	—	4,952	—	—	4,952		4,952
Restricted stock vesting	22	—	—	—	—	—		—
Restricted stock grants, net of cancellations	200	—	—	—	—	—		—
Stock options exercised	15	—	315	—	—	315		315
Warrants exercised	359	—	18,091	—	—	18,091		18,091
Other treasury share purchases	(145)	—	—	—	(6,330)	(6,330)		(6,330)
Common stock issuance	442	1	15,088	—	—	15,089		15,089
Net loss	—	—	—	(5,414)	—	(5,414)		(5,414)
BALANCE, December 31, 2015	14,871	$16	$201,015	$(48,157)	$(18,867)	$134,007		$134,007
Stock-based compensation	—	$—	$7,099	$—	$—	$7,099		$7,099
Excess tax benefits from share-based compensation	—	—	3,787	—	—	3,787		3,787
Restricted stock vesting	16	—	—	—	—	—		—
Restricted stock grants, net of cancellations	157	—	—	—	—	—		—
Stock options exercised	6	—	105	—	—	105		105
Warrants exercised	556	1	30,166	—	—	30,167		30,167
Other treasury share purchases	(46)	—	—	—	(2,857)	(2,857)		(2,857)
Common stock issuance	136	—	7,660	—	—	7,660		7,660
Net income	—	—	—	8,861	—	8,861		8,861
BALANCE, December 31, 2016	15,696	$17	$249,832	$(39,296)	$(21,724)	$188,829	$—	$188,829
Stock-based compensation	—	$—	$8,285	$—	$—	$8,285	—	$8,285
Restricted stock vesting	17	—	—	—	—	—	—	—
Restricted stock grants, net of cancellations	144	—	—	—	—	—	—	—
Stock options exercised	6	—	132	—	—	132	—	132
Warrants exercised	834	1	60,767	—	—	60,768	—	60,768
Other treasury share purchases	(45)	—	—	—	(3,075)	(3,075)	—	(3,075)
2017 acquisition	—	—	—	—	—	—	21,567	21,567
Net income	—	—	—	25,512	—	25,512	124	25,636
BALANCE, December 31, 2017	16,652	$18	$319,016	$(13,784)	$(24,799)	$280,451	$21,691	$302,142

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including non-controlling interest	$25,636	$8,861	$(5,414)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	67,798	54,852	43,570
Amortization of debt issuance costs	1,962	1,845	1,795
Amortization of discount on long-term incentive plan and other accrued interest	651	593	427
Amortization of premium on long-term debt	(1,551)	—	—
Derivative loss	791	19,938	60,016
Change in value of contingent consideration	7,910	5,225	932
Net gain on disposal of assets	(694)	(1,416)	(275)
Loss on extinguishment of debt	60	12,003	—
Impairments of goodwill and other assets	6,238	—	—
Deferred income taxes	(3,381)	16,786	(12,579)
Provision for doubtful accounts and customer disputes	4,632	2,966	4,198
Stock-based compensation	8,285	7,099	5,824
Unrealized foreign exchange loss	299	—	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(5,757)	(25,588)	(37,766)
Inventories	611	(3,749)	(383)
Prepaid expenses and other current assets	(2,806)	(2,342)	(886)
Other assets and liabilities	2,649	2,171	(1,341)
Accounts payable and accrued liabilities	(18,506)	16,667	46,143
Net cash provided by operating activities	94,827	115,911	104,261
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(42,727)	(40,425)	(24,977)
Payments related to acquisitions, net of cash acquired	(295,071)	(127,927)	(135,347)
Proceeds from sale of property, plant and equipment	2,059	2,744	1,312
Proceeds from disposal of acquired businesses	1,445	1,565	1,177
Insurance proceeds from property loss claim	—	1,348	—
Net cash used in investing activities	(334,294)	(162,695)	(157,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	54,422	128,904	206,809
Repayments of revolver borrowings	(45,422)	(173,904)	(161,809)
Proceeds from issuance of debt	211,500	400,000	—
Repayments of debt	—	(200,000)	(117)
Premium paid on early retirement of debt	—	(8,500)	—
Proceeds from exercise of warrants and stock options	2,695	348	546
Payments of other long-term obligations	(9,008)	(4,679)	(2,298)
Payments for other financing	(20,317)	(13,433)	(8,611)
Debt issuance costs	(4,493)	(7,824)	(893)
Other treasury share purchases	(3,075)	(2,857)	(6,330)
Other proceeds	—	578	—
Net cash provided by financing activities	186,302	118,633	27,297
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(28)	—	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,193)	71,849	(26,277)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,774	3,925	30,202
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,581	$75,774	$3,925

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$40,970	$24,535	$19,503
Cash paid for income taxes	$28,130	$6,735	$1,949

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$46,226	$30,698	$23,450
Acquisitions funded by stock issuance, contingent consideration and deferred payments	$29,473	$7,500	$50,805
Dispositions funded through promissory note and deferred payments	$—	$—	$3,380

There were approximately $14.2 million of loans payable to the Company assumed as part of the acquisitions for the year ended December 31, 2017, which have since been eliminated in consolidation.

The accompanying notes are an integral part of these consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During 2017, we completed eight acquisitions that were accounted for as business combinations and include seven standard ready-mixed concrete plants, two quarries, four aggregate distribution terminals and related assets and liabilities (see Note 2). All of the assets acquired and liabilities assumed were recorded at their respective fair value as of the date of the acquisition, and the results of operations were included in the consolidated financial statements from the respective date of acquisition.

During 2016, we completed six acquisitions that were accounted for as business combinations and consist of 10 standard ready-mixed concrete plants and related assets and liabilities (see Note 2). All of the assets acquired and liabilities assumed were recorded at their respective fair value as of the date of the acquisition, and the results of operations are included in the consolidated financial statements from the respective date of acquisition.

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

The fair value measurement of the identified net assets requires the significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared. We utilized recognized valuation techniques, including the income approach, sales approach and cost approach to value the net assets acquired. The impact of changes to the estimated fair values of assets acquired and liabilities assumed is recorded in the reporting period in which the adjustment is identified. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition. See Note 12 for additional information regarding valuation of contingent consideration.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency

The Company accounts for its Canadian operations using the United States dollar ("US dollar") as the functional currency, as the primary economic environment in which the entity operates is the United States. Transactions in Canadian dollars are recognized at the rates of exchange prevailing at the dates of the transaction. At the end of each reporting period, monetary assets and liabilities denominated in Canadian dollars are remeasured at the rates prevailing at that date. Foreign currency differences arising on remeasurement of monetary items are recognized in earnings. During 2017, we recorded net foreign exchange rate losses of $1.9 million primarily related to the funding of the Polaris acquisition.

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

Accounts Receivable

Accounts receivable consist primarily of receivables from contracts with customers for the sale of ready-mixed concrete, aggregates and other products. Accounts receivable initially are recorded at the transaction amount. Each reporting period, we evaluate the collectability of the receivables and record an allowance for doubtful accounts and customer disputes for our estimated probable losses on balances that may not be collected in full, which reduces the accounts receivable balance. Additions to the allowance result from a provision for bad debt expense that is recorded to selling, general and administrative expenses. A provision for customer disputes recorded as a reduction to revenue also increases the allowance. Accounts receivable are written off when we determine the receivable will not be collected and are reflected as a reduction to the allowance.  We determine the amount of bad debt expense and customer dispute losses each reporting period and the resulting adequacy of the allowance at the end of each reporting period by using a combination of historical loss experience, customer-by-customer analysis and subjective assessments of our loss exposure.

Inventories

Inventories consist primarily of cement and other raw materials, aggregates at our pits and quarries and building materials that we hold for sale or use in the ordinary course of business. Upon adoption of new accounting guidance at the beginning of 2017, inventories are measured at the lower of cost or net realizable value, which is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Prior to 2017, inventories were stated at the lower of cost or fair market value. Cost in all periods presented was determined using the average cost and first-in, first-out ("FIFO") methods. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. Once the new cost basis is established, the value is not increased with any changes in circumstances that would indicate an increase after the remeasurement. If actual product demand or market conditions are less favorable than those projected by management, inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position.

Prepaid Expenses

Prepaid expenses primarily include amounts we have paid for insurance, licenses, taxes, rent and maintenance contracts. We expense or amortize all prepaid amounts as used or over the period of benefit, as applicable.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment, Net

We state property, plant and equipment at cost less accumulated depreciation. We use the straight-line method to compute depreciation of these assets, other than mineral deposits, over the following estimated useful lives: buildings and land improvements, from 10 to 40 years; machinery and equipment, from 10 to 30 years; mixers, trucks and other vehicles, from one to 12 years; and other, from three to 10 years. We capitalize leasehold improvements on properties held under operating leases and amortize those costs over the lesser of their estimated useful lives or the applicable lease term.  We record amortization of assets recorded under capital leases as depreciation expense. We compute depletion of mineral deposits as such deposits are extracted utilizing the unit-of-production method. We expense maintenance and repair costs when incurred and capitalize and depreciate expenditures for major renewals and betterments that extend the useful lives of our existing assets.  When we retire or dispose of property, plant or equipment, we remove the related cost and accumulated depreciation from our accounts and reflect any resulting gain or loss in our consolidated statements of operations.

Impairment of Long-lived Assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Such evaluations for impairment are significantly impacted by estimates of future prices for our products, capital needs, economic trends in the applicable construction sector and other factors.  If we consider such assets to be impaired, the impairment we recognize is measured by the amount by which the carrying amount of the assets exceeds their fair value.  Assets to be disposed of by sale are reflected at the lower of their carrying amounts or fair values, less cost to sell. We test for impairment using a multi-tiered approach that incorporates an equal weighting to a multiple of earnings and to undiscounted estimated future cash flows. In 2017, we recorded a $0.5 million non-cash impairment of assets related to property, plant and equipment destroyed by hurricanes at our USVI operations.

Goodwill

Goodwill represents the excess of the fair value of consideration given over the fair value of the net tangible and identifiable intangible assets of businesses acquired. The acquisition of assets and liabilities and any resulting goodwill is allocated to the respective reporting unit. We do not amortize goodwill but instead evaluate it for impairment within the reporting unit on an annual basis, or more frequently if events or circumstances indicate that assets might be impaired. The annual test for impairment is performed in the fourth quarter of each year, because this period gives us the best visibility of the reporting units’ operating performance for the current year (seasonally, April through October are our highest revenue and production months) and our outlook for the upcoming year, because much of our customer base is finalizing operating and capital budgets during the fourth quarter.  The impairment test we use involves estimating the fair value of our reporting units and comparing the result to the reporting unit's carrying value. We generally estimate fair value using an equally weighted combination of discounted cash flows and multiples of invested capital to EBITDA. The discounted cash flow model includes forecasts for revenue and cash flows discounted at our weighted average cost of capital. Multiples of invested capital to EBITDA are calculated using a weighted average of two selected 12 month periods results by reporting unit compared to the enterprise value of the Company, which is determined based on the combination of the market value of our capital stock and total outstanding debt. If, however, the fair value is less than the carrying value, goodwill impairment is determined to be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting treatment was a result of early adopting the guidance issued in January 2017 to simplify the accounting for goodwill impairment. Based on our 2017 annual impairment test, we recorded a $5.8 million goodwill impairment for our U.S. Virgin Islands ("USVI") operations as of December 31, 2017. See Note 4 for further discussion.

Intangible Assets

Our definite-lived intangible assets consist of identifiable trade names, customer relationships, non-compete agreements, leasehold interests and favorable contracts. We amortize these intangible assets over their estimated useful lives, which range from one to 25 years, using a straight-line approach. Our indefinite-lived intangible assets consist of land rights acquired in a 2014 acquisition that will be reclassified to property, plant and equipment upon the completion of certain settlement activities. For the land rights, we performed a qualitative assessment under the accounting rules for intangible assets, to determine that this indefinite-lived intangible asset was not impaired as of December 31, 2017. See Note 4 for further discussion of our intangible assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Issuance Costs

Debt issuance costs are amortized as interest expense over the scheduled maturity period of the debt. The costs related to our line-of-credit arrangement are amortized over the term of the arrangement, regardless of whether there are any outstanding borrowings. Debt issuance costs, including those related to line-of-credit arrangements, are presented in the balance sheet as a direct reduction from the carrying value of the debt, similar to the presentation of debt discounts.

Revenue

We derive substantially all of our revenue from the production and delivery of ready-mixed concrete, aggregates and related building materials.  We recognize revenue, net of sales tax, when products are delivered, selling price is fixed or determinable, persuasive evidence of an arrangement exists and collection is reasonably assured.  Amounts billed to customers for delivery costs are classified as a component of total revenues. A provision for customer disputes is recorded as a reduction of revenue.

Cost of Goods Sold

Cost of goods sold consists primarily of product costs and operating expenses, excluding depreciation, depletion and amortization, which is reported separately.  Operating expenses consist primarily of wages, benefits, insurance and other expenses attributable to plant operations, repairs and maintenance and delivery costs.

Selling, General and Administrative Expenses

Selling expenses consist primarily of sales commissions, salaries of sales managers, travel and entertainment expenses and trade show expenses. General and administrative expenses consist primarily of executive and administrative compensation and benefits, office rent, utilities, communication and technology expenses, provision for doubtful accounts and legal and professional fees.

Deferred Rent

We recognize escalating lease payments on a straight-line basis over the term of each respective lease, with the difference between cash rent payments and recognized rent expense being recorded as deferred rent in accrued liabilities on our consolidated balance sheets.

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks. Under our insurance programs, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  In connection with these automobile, general liability and workers’ compensation insurance programs, we have entered into standby letters of credit agreements totaling $14.3 million and $12.6 million as of December 31, 2017 and 2016, respectively.  We fund our deductibles and record an expense for losses we expect under certain programs.  We determine expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure.  The estimated losses are subject to uncertainty, including changes in claim reporting patterns, claim settlement patterns, judicial decisions, legislation and economic conditions.  The amounts accrued for self-insured claims were $19.2 million and $13.5 million as of December 31, 2017 and 2016, respectively.  We include these accruals in accrued liabilities and other long-term obligations on our consolidated balance sheets.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We had a valuation allowance of $20.7 million and $5.0 million as of December 31, 2017 and 2016, respectively. In 2016, we netted the majority of our uncertain tax positions against our net operating loss carryforwards and the deferred tax asset associated with the Warrants (as defined herein).

Contingent Consideration

We record an estimate of the fair value of contingent consideration within accrued liabilities and other long-term obligations on our consolidated balance sheets. On a quarterly basis, we revalue the liability and record increases or decreases in the fair value as change in value of contingent consideration on our consolidated statement of operations. Changes to the contingent consideration liability can result from adjustments to the discount rate, accretion of interest expense due to the passage of time or changes in the assumptions regarding probabilities of successful achievement of related milestones and the estimated timing in which the milestones are expected to be achieved. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. For further information, see Note 12 regarding our fair value disclosures.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, trade receivables, trade payables, long-term debt (including current maturities) and other long-term obligations. We consider the carrying values of cash and cash equivalents, trade receivables and trade payables to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 2024 Notes (as defined herein), estimated based on broker / dealer quoted market prices, was $645.0 million as of December 31, 2017 and $424.0 million as of December 31, 2016. The carrying value of outstanding amounts under our asset-based revolving credit facility (the "Revolving Facility") approximates fair value. The fair value of our contingent consideration obligations associated with acquisitions was $61.8 million at December 31, 2017 and $32.2 million at December 31, 2016. At December 31, 2016, we also had derivative liabilities associated with Warrants (as defined herein). The fair value of issued Warrants (as defined herein) that expired August 31, 2017 was $57.4 million at December 31, 2016. For further information, see Note 10 regarding derivative liabilities, Note 11 regarding our other long-term obligations and Note 12 regarding our fair value disclosures.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period. See Note 16 for additional information regarding our earnings (loss) per share.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income

Comprehensive income (loss) represents all changes in equity of an entity during the reporting period, except those resulting from investments by and distributions to shareholders. For the years ended December 31, 2017, 2016 and 2015, no differences existed between our consolidated net income (loss) and our consolidated comprehensive income (loss).

Stock-based Compensation

Stock-based employee compensation cost is measured at the grant date based on the calculated fair value of the award. We recognize expense on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award, or in the case of performance-based awards, over the derived service period. We recognize forfeitures of stock-based awards as they occur. We adopted the accounting guidance for improvements to accounting for stock-based compensation as of the beginning of 2017. The new standard requires companies to recognize all excess tax benefits and tax deficiencies in the income statement when the awards vest or are settled, rather than recognized as additional paid-in capital in the equity section of the balance sheet. Upon adoption, we recognized $0.2 million in discrete tax benefits related to stock-based compensation accounting. The guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than a financing activity. Retrospective application of the cash flow presentation requirement resulted in an increase to net cash provided by operating activities of $3.8 million and a decrease to net cash provided by financing activities of the same amount for the year ended December 31, 2016. See Note 15 for additional information regarding our stock-based compensation plans.

Recent Accounting Pronouncements Not Yet Adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued an update under business combinations in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The amendments in this update provide a screen to determine when a set of assets is not of a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similarly identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted for transactions for which the acquisition (or disposal) date occurs before the effective date of the amendments, if the transaction has not been reported in financial statements that have been issued or made available for issuance. We do not expect the adoption of this standard to have a material impact on our financial condition and results of operations.

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

In February 2016, the FASB issued an amendment related to leases intended to increase transparency and comparability among organizations by reorganizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. We expect to adopt the guidance using a modified retrospective transition approach. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance. This guidance will result in our existing operating leases, for certain real estate and equipment, to be recognized on our balance sheet. We will further analyze our lease arrangements as we complete our assessment and implementation of this new guidance. The evaluation process will include reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing the need to make any changes to our lease accounting technology system in order to determine the best implementation strategy.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In May 2014, the FASB issued guidance that outlines a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We will adopt this guidance and related amendments as of January 1, 2018, applying the modified retrospective transition approach to all contracts. We primarily earn our revenue by producing and delivering ready-mixed concrete, aggregates and related building materials, as requested by our customers primarily through purchase orders. We generally do not have significant customer contracts and do not provide post-delivery services, such as paving or finishing. Based on our comprehensive assessment of the new guidance, our contracts with customers and our evaluation of the five-step approach outlined within the guidance, we concluded that the adoption will not have a significant impact to our consolidated financial statements.

2.     BUSINESS COMBINATIONS

2017 Acquisitions

We completed five acquisitions during 2017 that expanded our ready-mixed concrete and aggregate products operations in the Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania), expanded our ready-mixed concrete operations in Northern California and facilitated vertical integration on the West Coast. The aggregate fair value consideration for these acquisitions, which were all accounted for as business combinations, was $317.1 million. The acquisitions included the assets of the following:

•	Corbett Aggregate Companies, LLC. ("Corbett") located in Quinton, New Jersey on April 7, 2017;

•	Harbor Ready-Mix ("Harbor") located in Redwood City, California on September 29, 2017;

•	A-1 Materials, Inc. ("A-1”) and L.C. Frey Company, Inc. ("Frey") (collectively “A-1/Frey”) located in San Carlos, California on September 29, 2017;

•	Action Supply Co., Inc. ("Action Supply") located in Philadelphia, Pennsylvania on September 29, 2017; and

•	Polaris Materials Corporation ("Polaris") located in British Columbia, Canada on November 17, 2017.

In addition, in December 2017 we completed three individually immaterial acquisitions: two ready-mixed concrete operations located in our West Texas and Atlantic Region markets and a software company. Aggregate fair value consideration for these three acquisitions was $10.8 million.

The aggregate fair value consideration for these eight acquisitions included $298.1 million in cash, $5.5 million in payments deferred over a four-year period, fair value contingent consideration of $24.0 million and the assumption of a $0.3 million working capital payable. The combined assets acquired through these 2017 acquisitions included 409 acres of land, two aggregate facilities with approximately 130 million tons of proven aggregates reserves, 51 mixer trucks, seven ready-mix concrete plants and four aggregates distribution terminals. We funded the cash portion of the acquisitions through a combination of cash on hand and borrowings under our Revolving Facility. During 2017, we incurred $5.9 million of transaction costs related to these 2017 acquisitions, which are included in selling and general administrative expenses in our consolidated statements of operations. Prior to the completion of the Polaris acquisition, we received two promissory notes from Polaris aggregating $18.1 million (Canadian dollars), which were subsequently reclassified as intercompany loans upon completion of the acquisition and have been eliminated from our consolidated balance sheet as of December 31, 2017. See Note 12 for additional information related to contingent consideration obligations, including maximum payout and how the fair value was estimated.

Our accounting for the 2017 business combinations is preliminary. We expect to record adjustments as we accumulate information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, adjustments related to determination of the conclusion of tax attributes as of the acquisition date, total consideration and goodwill.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the total consideration for the 2017 acquisitions and the preliminary amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands):

	Polaris	2017 Acquisitions (excluding Polaris)
Cash	$20,678	$—
Accounts receivable (1)	4,661	1,126
Inventory	6,022	695
Other current assets	1,522	47
Property, plant and equipment	196,703	63,096
Other long-term assets	896	—
Definite-lived intangible assets	—	8,024
Total assets acquired	230,482	72,988
Current liabilities (2)	26,193	774
Other long-term liabilities	2,464	62
Total liabilities assumed	28,657	836
Non-controlling interest (see Note 20)	21,567	—
Goodwill	62,510	12,978
Total consideration (fair value) (3)	$242,768	$85,130

(1)
Except for Polaris, the aggregate fair value of the 2017 acquisitions acquired accounts receivable approximated the aggregate gross contractual amount. The fair value of Polaris's acquired accounts receivable was $4.7 million, which represented an aggregate gross contractual amount of $5.0 million, less estimated amounts not expected to be collected.

(2)	Current liabilities for Polaris included $14.2 million payable to the Company, which was eliminated in consolidation.

(3)	Included $29.5 million of deferred and contingent consideration for acquisitions other than Polaris.

The accounting for business combinations requires the significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared. We utilized recognized valuation techniques, including the income approach, sales approach and cost approach to value the net assets acquired. Any changes to the provisional business combination accounting will be made as soon as practical, but no later than one year from the respective acquisition dates.

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

The combined assets acquired through these New York acquisitions included land, 10 ready-mixed concrete plants and a fleet of 189 mixer trucks. In addition, on March 31, 2016 and September 13, 2016, we acquired two individually immaterial ready-mixed concrete operations in our West Texas market for total consideration of $3.5 million.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the total consideration for the 2016 acquisitions and the provisional amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands):

2016 Acquisitions
Cash	$9
Accounts receivable (1)	12,314
Inventory	1,249
Other current assets	68
Property, plant and equipment	34,918
Definite-lived intangible assets	47,144
Total assets acquired	95,702
Current liabilities	7,055
Other long-term liabilities	3,713
Total liabilities assumed	10,768
Goodwill	60,583
Total consideration (fair value) (2)	$145,517

(1)	The aggregate fair value of the acquired accounts receivable approximated the aggregate gross contractual amount.

(2)	Included $5.3 million of deferred payments.

Acquired Intangible Assets and Goodwill

Intangible assets acquired in 2017 and 2016 totaling $55.2 million as of the respective acquisition dates consisted of customer relationships, trade names, non-compete agreements, leasehold interests and a favorable contract. The amortization period of these intangible assets range from less than one year to 10 years. The major classes of intangible assets acquired in the 2017 and 2016 acquisitions were as follows (in thousands):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	6.56	$41,704
Trade names	2.62	2,818
Non-competes	5.00	5,307
Leasehold interests	5.00	4,955
Favorable contract	3.67	384
Total		$55,168

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2017, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2017 and 2016 acquisitions was as follows (in thousands):

Year Ending December 31,
2018	$9,549
2019	9,285
2020	8,739
2021	7,692
2022	4,133
Thereafter	2,945
Total	$42,343

An unfavorable lease intangible associated with a 2016 acquisition with a gross carrying amount of $0.4 million (and a net carrying amount of $0.2 million and $0.3 million as of December 31, 2017 and 2016, respectively), was included in other non-current liabilities in the accompanying consolidated balance sheets. This unfavorable lease intangible is being amortized over the remaining lease term, which was five years at the time of acquisition. The unfavorable lease intangible had a remaining life of 3.50 years as of December 31, 2017 and 4.50 years as of December 31, 2016.

During the year ended December 31, 2017, we recorded $8.8 million of amortization expense related to these intangible assets and unfavorable lease intangible. During the year ended December 31, 2016, we recorded $3.9 million of amortization expense related to these intangible assets and unfavorable lease intangible.

The goodwill ascribed to our acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill relates to our ready-mixed concrete, aggregate products, and other non-reportable segments. See Note 4 for the allocation of goodwill from our 2017 and 2016 acquisitions to our segments. We generally expect all but $62.5 million of the goodwill from the 2017 and 2016 acquisitions to be deductible for tax purposes. See Note 14 for additional information regarding income taxes.

Actual Impact of Acquisitions

We recorded approximately $177.9 million of revenue and $19.6 million of income from operations in our consolidated results of operations for the year ended December 31, 2017 related to the 2017 and 2016 acquisitions following their respective dates of acquisition. We recorded approximately $76.1 million of revenue and $11.7 million of income from operations in our consolidated results of operations for the year ended December 31, 2016 related to the 2016 acquisitions following their respective dates of acquisition.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unaudited Pro Forma Impact of Acquisitions

The information presented below reflects unaudited pro forma combined financial results for the acquisitions completed during 2017 and 2016, excluding the individually immaterial and other acquisitions in 2017 and 2016 as described above, as historical financial results for these operations were not material and were impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations for the years ended December 31, 2017 and 2016 as if the 2017 acquisitions had been completed on January 1, 2016 and the 2016 acquisitions had been completed on January 1, 2015 (in thousands, except per share information):

	For the Year Ended December 31,
	(unaudited)
	2017	2016
Revenue from continuing operations	$1,412,676	$1,347,383
Net income attributable to U.S. Concrete	$30,388	$12,466

Net income per share attributable to U.S. Concrete - basic	$1.91	$0.83
Net income per share attributable to U.S. Concrete - diluted	$1.83	$0.77

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the nine acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2017 acquisitions occurred on January 1, 2016 and the 2016 acquisitions occurred on January 1, 2015.

The unaudited pro forma net income attributable to U.S. Concrete and per share amounts above reflect the following adjustments:

	Year Ended December 31,
	2017	2016
Increase in intangible amortization expense	$(649)	$(5,486)
Increase in depreciation expense	(4,807)	(5,003)
Exclusion of buyer transaction costs	5,875	1,507
Exclusion of seller transaction costs	9,671	—
Increase in expenses related to conversions from IFRS(1) to U.S. GAAP	(207)	(437)
Decrease (increase) in interest expense	264	(163)
Decrease (increase) in income tax expense	8,045	(1,870)
Increase in non-controlling loss	286	771

(1)    IFRS is defined as International Financial Reporting Standards as issued by the International Accounting Standards Board

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.     DISCONTINUED OPERATIONS

Discontinued operations primarily relate to real estate leases and subleases of our former precast concrete operations disposed of in prior years. The lease obligations expire by June 30, 2018.

In June 2015, we completed the sale of substantially all of the assets associated with our remaining precast concrete operation in Pennsylvania. We sold the operation's fixed assets and inventory for net proceeds of $0.3 million in cash and a two-year promissory note of $1.2 million, net of a $0.1 million discount, and recorded a pre-tax loss on the transaction of $0.2 million. The pre-tax loss was included in discontinued operations in our consolidated statements of operations for 2015.

We have presented the results of operations for the former precast concrete operations for all periods as discontinued operations in our consolidated statements of operations.

The results of these discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue	$—	$48	$5,523
Operating expenses, excluding DD&A, and other income	(1,084)	(1,200)	(5,830)
Loss from discontinued operations	(1,084)	(1,152)	(307)
Loss on disposal of assets	—	—	(193)
Loss from discontinued operations, before income taxes	(1,084)	(1,152)	(500)
Income tax benefit	(454)	(435)	(180)
Loss from discontinued operations	$(630)	$(717)	$(320)

Cash flows from operating activities included operating cash flows used in discontinued operations of $0.6 million, $0.5 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows from investing activities included investing cash flows provided by discontinued operations of $0.6 million, $0.5 million and $0.4 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

4.     GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill

We completed our annual assessment of goodwill impairment during the fourth quarter of 2017 for those reporting units with goodwill as of October 1, 2017, which resulted in a $5.8 million impairment of the goodwill associated with our USVI operations. The results of the first step of the annual impairment tests indicated that the fair values of our operating reporting units with goodwill, other than the USVI operations, exceeded their carrying values. Our fair value estimates were determined using estimates and assumptions that we believed were reasonable at the time, including assumptions regarding future operating results for businesses that we have recently acquired. Such estimates and assumptions are subject to inherent uncertainty. Actual results may differ materially from those estimates. Changes in the assumptions or estimates used in the impairment test with respect to a reporting unit or its prospects, which may result from a change in market conditions, market trends, interest rates or other factors outside of our control, or significant under performance relative to historical or projected future operating results, could significantly impact the calculated fair value of the reporting units, which could result in an impairment charge in the future.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in goodwill by reportable segment from December 31, 2015 to December 31, 2017 were as follows (in thousands):

	Ready-mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Balance at December 31, 2015	$82,958	$13,984	$3,262	$100,204
2016 acquisitions (1)	60,034	—	—	60,034
Measurement period adjustments for prior year business combinations (2)	(15,477)	(11,490)	—	(26,967)
Balance at December 31, 2016	127,515	2,494	3,262	133,271
2017 acquisitions (3)	11,770	53,768	9,950	75,488
Measurement period adjustments for prior year business combinations(4)	549	1,176	—	1,725
Accumulated impairment	(4,414)	(1,339)	—	(5,753)
Balance at December 31, 2017	$135,420	$56,099	$13,212	$204,731

(1)
The measurement period adjustments for 2016 acquisitions recorded during 2016 primarily included $23.4 million of definite-lived intangible assets and $16.6 million of property, plant and equipment. (See Note 2)

(2)
The measurement period adjustments for 2015 acquisitions recorded during 2016, primarily included $21.3 million of property, plant and equipment and $5.0 million definite-lived intangible assets offset by $1.2 million of unfavorable lease intangibles.

(3)
The measurement period adjustments for the 2017 acquisitions recorded during 2017 primarily included $1.8 million of definite-lived intangible assets and $0.8 million of property, plant and equipment. (See Note 2)

(4)
Reflects a $1.2 million adjustment to the change in the acquisition accounting for a 2015 acquisition and a $0.5 million adjustment related to determination of the conclusion of tax attributes as of the acquisition date for a 2016 acquisition. The adjustment to the 2015 acquisition accounting was recorded in the current period as it was not material to the prior periods and had no impact on the consolidated statements of operations of any period.

Intangible Assets

Our purchased intangible assets were as follows (in thousands) as of December 31, 2017 and 2016:

	December 31, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (in Years)
Definite-lived intangible assets
Customer relationships	$89,933	$(28,092)	$61,841	5.47
Trade names	44,456	(8,120)	36,336	19.87
Non-competes	16,875	(8,510)	8,365	2.93
Leasehold interests	12,480	(3,378)	9,102	6.66
Favorable contracts	4,034	(3,033)	1,001	1.35
Total definite-lived intangible assets	167,778	(51,133)	116,645	9.83
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$169,256	$(51,133)	$118,123

(1) Land rights will be reclassified to property, plant and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

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

(1) Land rights will be reclassified to property, plant and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

As of December 31, 2017, the estimated remaining amortization of our definite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2018	$21,169
2019	19,327
2020	17,119
2021	15,575
2022	9,849
Thereafter	33,606
Total	$116,645

Also included in other non-current liabilities in our balance sheet were unfavorable lease intangibles with a gross carrying amount of $1.5 million and a net carrying amount of $1.0 million and $1.3 million as of December 31, 2017 and 2016, respectively. These unfavorable lease intangibles have a weighted average remaining life of 4.95 years as of December 31, 2017 and 5.73 years as of December 31, 2016.

We recorded $20.7 million, $16.5 million and $11.2 million of amortization expense for our definite-lived intangible assets and unfavorable lease intangible for the years ended December 31, 2017, 2016 and 2015, respectively, in our consolidated statements of operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.     INVENTORIES

Inventory as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$44,238	$38,752
Building materials for resale	2,192	1,923
Other	1,655	1,304
	$48,085	$41,979

6.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net as of December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Land and mineral deposits	$296,644	$93,302
Buildings and improvements	56,102	25,932
Machinery and equipment	230,394	167,804
Mixers, trucks and other vehicles	215,755	168,747
Other	2,846	1,322
Construction in progress	12,695	17,934
	814,436	475,041
Less: accumulated depreciation and depletion	(178,168)	(137,629)
	$636,268	$337,412

As of December 31, 2017 and 2016, the net carrying amounts of mineral deposits were $232.4 million and $35.2 million, respectively. As of December 31, 2017 and 2016, gross assets recorded under capital leases, consisting primarily of drum mixer trucks, were $77.2 million and $49.5 million, respectively, and accumulated depreciation was $7.2 million and $4.2 million, respectively. We recorded $47.1 million, $38.3 million and $32.4 million of depreciation and depletion expense on our property, plant and equipment for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in our consolidated statements of operations.

7.     ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CUSTOMER DISPUTES

Activity in our allowance for doubtful accounts and customer disputes consisted of the following (in thousands):

	December 31,
	2017	2016
Balance, beginning of period	$5,960	$6,125
Provision for doubtful accounts and customer disputes	4,632	2,966
Uncollectible receivables written off, net of recoveries	(4,807)	(3,131)
Balance, end of period	$5,785	$5,960

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.     ACCRUED LIABILITIES

Our accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation and benefits	$18,487	$16,553
Accrued materials	10,321	20,349
Deferred consideration	7,229	9,227
Accrued insurance reserves	7,051	6,477
Accrued property, sales and other taxes	6,589	11,829
Accrued interest	3,370	2,217
Deferred rent	2,357	2,232
Contingent consideration	2,331	2,418
Other	7,685	5,212
Total accrued liabilities	$65,420	$76,514

9.   DEBT

A summary of the outstanding amounts of our debt and capital leases as of December 31, 2017 and 2016 was as follows (in thousands):

	December 31,
	2017	2016
Senior unsecured notes due 2024 and unamortized premium(1)	$609,949	$400,000
Senior secured credit facility	9,000	—
Capital leases	53,324	37,860
Other financing	31,886	20,248
Debt issuance costs	(10,823)	(8,810)
Total debt	693,336	449,298
Less: current maturities	(25,951)	(16,654)
Long-term debt, net of current maturities	$667,385	$432,644

(1)	The effective interest rate for these notes as of December 31, 2017 and December 31, 2016, were 6.56% and 6.62%, respectively.

As of December 31, 2017, the principal amounts due under our debt agreements for the next five years and thereafter were as follows (in thousands):

Year Ending December 31,
2018	$25,951
2019	22,988
2020	18,996
2021	12,928
2022	13,190
Thereafter	610,106
$704,159

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Senior Unsecured Notes due 2024

During 2016 and 2017, we issued $600.0 million aggregate principal amount of 6.375% senior unsecured notes due 2024 (the "2024 Notes"). The 2024 Notes are governed by an indenture (the “Indenture”) dated as of June 7, 2016, by and among U.S. Concrete, Inc., as issuer, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee. The 2024 Notes accrue interest at a rate of 6.375% per annum. We pay interest on the 2024 Notes on June 1 and December 1 of each year. The 2024 Notes mature on June 1, 2024, and are redeemable at our option prior to maturity at prices specified in the Indenture. The Indenture contains negative covenants that restrict our ability and our restricted subsidiaries' ability to engage in certain transactions, as described below, and also contains customary events of default.

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

Senior Secured Credit Facility

On August 31, 2017, we entered into the Third Amended and Restated Loan and Security Agreement (the “Third Loan Agreement”) with certain financial institutions named therein as lenders (the “Lenders”) and Bank of America, N.A., as agent for the Lenders, which amended and restated the Second Amended and Restated Loan and Security Agreement, dated as of November 18, 2015 (the "Second Loan Agreement"). Among other things, the Third Loan Agreement increased the revolving commitments from $250.0 million to $350.0 million and extended the maturity date to August 31, 2022. The Third Loan Agreement also amended certain terms of the Second Loan Agreement, including, without limitation, a provision to permit the incurrence of other secured indebtedness up to amounts specified in the Third Loan Agreement. As of December 31, 2017, we had $9.0 million of outstanding borrowings under the Third Loan Agreement, and we had $14.3 million of undrawn standby letters of credit under the Revolving Facility. The weighted average interest rate for the Third Loan Agreement was 3.75% as of December 31, 2017.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the Lenders and other adjustments, all as specified in the Third Loan Agreement.  Our maximum availability under the Revolving Facility at December 31, 2017 decreased to $206.4 million from $221.3 million at December 31, 2016. The Third Loan Agreement also contains a provision for over-advances and protective advances by Lenders, in each case, of up to $25.0 million in excess of borrowing base levels and provides for swingline loans, up to a $15.0 million sublimit.

Up to $50.0 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Loans under the Revolving Facility may not exceed the borrowing base as defined in the Third Loan Agreement.

The Third Loan Agreement also requires that we, upon the occurrence of certain events, maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months, as determined in accordance with the Third Loan Agreement.  As of December 31, 2017, we were in compliance with all covenants under the Third Loan Agreement.

The Third Loan Agreement is secured by a first priority lien on substantially all of the personal property of the Company and our guarantors, subject to permitted liens and certain exceptions.

Capital Leases and Other Financing

We have a series of promissory notes with various lenders for the purchase of mixer trucks and other machinery and equipment in an aggregate principal amount of $31.9 million, with fixed annual interest rates ranging from 2.50% to 4.59%, payable monthly for terms ranging from less than two to five years.

We have leasing agreements with various other lenders for the purchase of mixer trucks and other machinery and equipment for a total principal amount of $53.3 million, with fixed annual interest rates ranging from less than 0.01% to 5.45%, payable monthly for terms ranging from two to seven years. The lease terms include one dollar buyout options at the end of the lease terms. Accordingly, these financings have been classified as capital leases. The current portion of capital leases included in current maturities of long-term debt was $15.1 million and $9.8 million as of December 31, 2017 and 2016, respectively.

The weighted average interest rate of our capital leases and other financings was 3.31% as of December 31, 2017 and 3.11% as of December 31, 2016.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.   DERIVATIVES

On August 31, 2010, we issued warrants to acquire common stock in two tranches: Class A Warrants to purchase an aggregate of approximately 1.5 million shares of common stock at an exercise price of $22.69 per share and Class B Warrants to purchase an aggregate of approximately 1.5 million shares of common stock at an exercise price of $26.68 per share (collectively, the "Warrants").  Prior to their expiration on August 31, 2017 and in accordance with ASC 815 - Derivatives and Hedging ("ASC 815"), we were required to account for our Warrants as derivative instruments. The Warrants were not used to manage business risk and were not executed for speculative purposes. The Warrants were treated as potentially dilutive securities in the calculation of diluted earnings (loss) per share as shares of our common stock would have been issued if the Warrants had been exercised. A total of 112,638 Class A Warrants and 114,775 Class B Warrants expired unexercised on August 31, 2017.

The fair value of our derivative instruments, recorded in derivative liabilities, as of December 31, 2016 was $57.4 million.

The following table presents the effect of derivative instruments (in thousands) on our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, excluding income tax effects:

		Year Ended December 31,
Derivative Instruments Not Designated as Hedging Instruments under ASC 815	Classification in Statement of Operations	2017	2016	2015
Warrants	Derivative loss	$791	$19,938	$60,016

Warrant volume positions are presented as the number of shares underlying the instruments.  The table below presents our volume positions (in thousands) as of December 31, 2017, 2016 and 2015:

	Number of Shares
	December 31,
Derivative Instruments Not Designated as Hedging Instruments under ASC 815	2017	2016	2015
Warrants	—	1,395	2,361

We do not have any derivative instruments with credit features requiring the posting of collateral in the event of a credit downgrade or similar credit event.

11. OTHER LONG-TERM OBLIGATIONS AND DEFERRED CREDITS

Our other long-term obligations and deferred credits were as follows (in thousands):

	December 31,
	2017	2016
Contingent consideration	$59,506	$29,852
Self-insurance reserves	13,431	8,729
Income taxes	6,938	5,349
Deferred consideration	6,090	7,784
Other	7,376	3,282
Total other long-term obligations and deferred credits	$93,341	$54,996

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017
	Total	Level 1	Level 2	Level 3
Contingent consideration, including current portion(1)	$61,817	$—	$—	$61,817
	$61,817	$—	$—	$61,817

	As of December 31, 2016
	Total	Level 1	Level 2	Level 3
Derivative – Warrants	$57,415	$—	$57,415	$—
Contingent consideration, including current portion(1)	32,212	—	—	32,212
	$89,627	$—	$57,415	$32,212

(1)
The current portion of contingent consideration is included in accrued liabilities in our consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our consolidated balance sheets.

The liability for the Warrants was valued utilizing a Black-Scholes-Merton model. Inputs into the model were based upon observable market data where possible.  The key inputs in determining our derivative liabilities include our stock price, stock price volatility and risk-free interest rates. As of December 31, 2016, observable market data existed for all of the key inputs in determining the fair value of our Warrants.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the valuation inputs for the fair value estimates of our contingent consideration associated with the 2015 acquisition of Ferrara Bros. Building Materials Corp. ("Ferrara Bros"), 2017 acquisition of Corbett, 2015 acquisition of Right Away Redy Mix, Inc. ("Right Away"), 2015 acquisition of DuBrook Concrete, Inc. ("DuBrook"), 2012 acquisition of Bode Gravel Co. and Bode Concrete LLC ("Bode") and two of the individually immaterial 2017 acquisitions ("Other").

	As of December 31, 2017
Valuation Inputs	Ferrara Bros	Corbett	Right Away	DuBrook	Other
Fair value (in millions)	$33.0	$20.9	$4.1	$0.5	$3.3
Discount rate	11.75%	5.00%	9.75%	15.75%	3.70%
Payment cap (in millions)	$35.0	$23.0	$4.3	$0.5	$3.9
Minimum payment period from the acquisition date (in years)	4	2	4	2	5
Management projections of the payout criteria	EBITDA	Permitted reserves	Volumes	Volumes	Certain other criteria

	As of December 31, 2016
Valuation Inputs	Ferrara Bros	Right Away	DuBrook	Bode
Fair value (in millions)	$26.3	$3.9	$0.6	$1.4
Discount rate	8.75%	8.50%	15.75%	7.00%
Payment cap (in millions)	$35.0	$5.0	$0.7	$1.4
Minimum payment period from the acquisition date (in years)	4	5	3	1
Management projections of the payout criteria	EBITDA	Volumes	Volumes	Volumes

A reconciliation of the changes in Level 3 fair value measurements is as follows for December 31, 2017 and 2016 (in thousands):

Contingent Consideration
Balance at December 31, 2015	$30,119
Acquisitions (1)	15
Increase in contingent consideration valuation	5,225
Payments of contingent consideration	(3,147)
Balance at December 31, 2016	32,212
Acquisitions (1) (2)	24,021
Increase in contingent consideration valuation	7,910
Payments of contingent consideration	(2,326)
Balance at December 31, 2017	$61,817

(1)
The liabilities for the Right Away earn-out and the Ferrara Bros. contingent consideration were valued using Monte Carlo simulations which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liabilities for the Corbett contingent consideration were valued using the income approach, which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liabilities for the Bode earn-out and the DuBrook earn-out were valued using a discounted cash flow technique. Inputs into the models were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar observable inputs.

(2)	Represents the fair value of the contingent consideration associated with acquisitions in 2017 as of their respective acquisition dates.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.   STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

The following table presents information regarding U.S. Concrete’s common stock (in thousands):

	December 31,
	2017	2016
Shares authorized	100,000	100,000
Shares outstanding at end of period	16,652	15,696
Shares held in treasury	933	888

There was no preferred stock issued or outstanding as of December 31, 2017 and 2016.

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

In March 2017, given the impending expiration of our Share Repurchase Program, our Board authorized a new share repurchase program to repurchase up to $50.0 million of our outstanding common stock (the "Second Share Repurchase Program") effective April 1, 2017 until the earlier of March 31, 2020, or a determination by the Board to discontinue the Second Share Repurchase Program. We made no repurchases of our common stock as of December 31, 2017 under the Second Share Repurchase Program.

Treasury Stock

Employees may elect to satisfy their tax obligations on the vesting of their equity awards by having the required tax payments withheld based on a number of vested shares having an aggregate value on the date of vesting equal to the tax obligation.  As a result of such employee elections, we withheld approximately 45,000 shares during the year ended December 31, 2017, at a total value of approximately $3.1 million, and approximately 46,000 shares during the year ended December 31, 2016, at a total value of approximately $2.9 million. We accounted for the withholding of these shares as treasury stock.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.   INCOME TAXES

Our consolidated federal and state income tax returns include the results of operations of acquired businesses from their dates of acquisition.

The components of income from continuing operations before income taxes and the income tax provision related to income from all operations in our consolidated statements of operations consist of (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income (loss) before income taxes:
U.S.	$51,037	$32,741	$(4,839)
Non-U.S.	(12,335)	(2,012)	524
Total income (loss) from continuing operations before income taxes	$38,702	$30,729	$(4,315)

A reconciliation of the federal statutory corporate income tax rate to our effective income tax rate follows ($ in thousands):

	Year Ended December 31,
	2017		2016		2015
Tax expense (benefit) at statutory rate	$13,546	35.0%	$10,755	35.0%	$(1,510)	35.0%
Add (deduct):
Rates different from statutory	2,289	5.9	621	2.0	(165)	3.8
Statutory income tax change	(7,574)	(19.6)	—	—	—	—
State income taxes	3,525	9.1	1,429	4.6	(2,322)	53.8
Nondeductible items	3,071	7.9	496	1.6	511	(11.8)
Unrecognized tax benefit relating to Warrants	298	0.7	7,534	24.5	21,006	(486.8)
Valuation allowance	(2,542)	(6.6)	852	2.8	(21,057)	487.9
Unrecognized tax benefit	—	—	—	—	390	(9.0)
Capital loss carryforward expiration	—	—	—	—	3,485	(80.8)
Depletion	—	—	—	—	(47)	1.1
Other	(177)	(0.5)	(536)	(1.7)	488	(11.3)
Income tax expense on continuing operations	$12,436	31.9%	$21,151	68.8%	$779	(18.1)%

The "Rates different from statutory" line above includes the input of differences between the U.S. federal tax rates and the tax rates in Canada and the U.S. Virgin Islands.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts of our consolidated federal and state income tax expense (benefit) from continuing operations were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. Federal	$8,893	$1,987	$10,685
U.S. State	7,065	2,352	2,716
Non-U.S.	(141)	26	(43)
	15,817	4,365	13,358
Deferred:
U.S. Federal	$(621)	$15,464	$(8,031)
U.S. State	(3,540)	1,946	(4,611)
Non-U.S.	780	(624)	63
	(3,381)	16,786	(12,579)
Income tax expense on continuing operations	$12,436	$21,151	$779

Income tax expense (benefit) was allocated between continuing operations and discontinued operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Continuing operations	$12,436	$21,151	$779
Discontinued operations	(454)	(435)	(180)
Income tax expense	$11,982	$20,716	$599

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income tax provisions result from temporary differences in the recognition of expenses for financial reporting purposes and for tax reporting purposes.  We present the effects of those differences as deferred income tax liabilities and assets, as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Goodwill and other intangibles	$7,022	$5,748
Inventory	3,543	4,303
Accrued insurance	5,284	5,872
Other accrued expenses	6,595	7,288
Net operating loss carryforwards	10,951	5,914
Property, plant and equipment, net - Polaris	11,738	—
Other	4,355	6,784
Total gross deferred tax assets	49,488	35,909
Valuation allowance	(20,745)	(4,983)
Net deferred tax assets	28,743	30,926
Deferred income tax liabilities:
Property, plant and equipment, net - Non-Polaris	(32,987)	(38,544)
Depletion	(581)	(38)
Total gross deferred tax (liabilities)	(33,568)	(38,582)
Net deferred tax (liability) asset	$(4,825)	$(7,656)

On December 22, 2017, the President signed into law “H.R.1” for U.S. tax reform legislation (“Tax Act”). The Tax Act decreases the U.S. federal statutory tax rate from 35% to 21%. The Tax Act also enacts new tax laws that will impact our taxable income beginning in tax year 2018, including, but not limited to (1) creating a Base Erosion Anti-abuse Tax ("BEAT"), which is a new minimum tax; (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax currently global intangible low-taxed income ("GILTI"), which allows for the possibility of utilizing foreign tax credits and a deduction equal to 50% to offset the income tax liability (subject to some limitations); (4) electing treatment of the GILTI as a period cost or in deferred taxes; (5) a provision that could limit the amount of deductible interest expense; (6) the repeal of the domestic production activity deduction; (7) limitations on the deductibility of certain executive compensation; and (8) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, (“SAB 118”) Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. In accordance with SAB 118, we must reflect the income tax effects of the Tax Act in the reporting period in which we complete our accounting under ASC Topic 740. We have recorded provisional amounts related to the impact of the Tax Act on our deferred tax balances related to the change in tax rate and executive compensation in future years. SAB 118 allows a company to refrain from making a decision on certain provisions in the new tax law for our 2017 Form 10-K. As such we have delayed making a decision on the following until we are able to make a reasonable estimate of the related accounting: deemed repatriation, BEAT, choosing “BEAT” as a period cost or deferred tax issue, and GILTI. As a result, we will continue to review and assess the potential impact of the legislation on our consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with U.S. GAAP, the recognized value of deferred tax assets must be reduced to the amount that is more likely than not to be realized in future periods.  The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on the generation of sufficient taxable income during the periods in which those temporary differences become deductible.  We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of December 31, 2017 and 2016 in the amount of $20.7 million and $5.0 million, respectively, for other deferred tax assets because of uncertainty regarding their ultimate realization.  The increase in the valuation allowance was primarily due to our Polaris acquisition (see Note 2). Our total net deferred tax liability was $4.8 million as of December 31, 2017, and $7.7 million as of December 31, 2016, respectively.

As of December 31, 2017, the Company has net operating loss (“NOL”) carryforwards related to tax losses in Canada and the United States that may be used to reduce future taxable income. The Canadian NOL carryforwards, approximately $18.7 million as of December 31, 2017, expire at various dates from 2025 to 2037. The U.S federal and state NOL carryforwards, approximately $27.0 million as of December 31, 2017, expire at various dates from 2025 to 2035. The income tax benefit, if any, of these NOL carryforwards have not been recorded in our consolidated financial statements because of the uncertainty of their recovery. A portion the NOL carryforwards in the U.S. are subject to limitation.

Non-cash impacts of changes in the derivative liabilities that we had from our Warrants that expired in August 2017 were not recognized for purposes of calculating our tax provision; instead, they were treated as an unrecognized tax benefit.  Further, exercises of the Warrants were also treated as an unrecognized tax benefit for purposes of calculating our tax provision.  For the years ended December 31, 2017 and 2016, our tax provision excluded $0.4 million and $7.5 million, respectively, related to this unrecognized tax benefit for federal and state tax purposes.  There was no such effect to our tax provision in 2015 related to the Warrants due to a full valuation allowance on our deferred tax assets through the third quarter of 2015.

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

Under U.S. tax law, we have elected to treat our U.S. Virgin Island subsidiaries as controlled foreign corporations. As such, we would normally consider the undistributed earnings of our U.S. Virgin Island subsidiaries, if any, to be indefinitely reinvested and, accordingly, we would not record incremental U.S. income taxes thereon. As of December 31, 2017, our U.S. Virgin Islands subsidiaries had no undistributed earnings due to recent losses. However, we have not nor do we currently anticipate, in the foreseeable future, the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

At December 31, 2017, we had unrecognized tax benefits of $6.2 million which, if recognized, would impact the effective tax rate. It is unlikely a reduction of unrecognized tax benefits will occur within the next 12 months. The unrecognized tax benefits relating to amounts taken or expected to be taken in 2017 and prior tax returns are included as a component of other long-term obligations. During the years ended December 31, 2017, 2016 and 2015, we recorded interest and penalties related to unrecognized tax benefits of $0.4 million, $0.1 million and $0.1 million, respectively, which are included in income tax expense in our consolidated statement of operations.  Total accrued penalties and interest at December 31, 2017 and 2016 was approximately $0.9 million and $0.5 million, respectively, which are included in the related tax liability in our consolidated balance sheet.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Unrecognized tax benefits at January 1	$43,000	$35,014	$12,098
Additions for tax positions related to current year	6,809	7,986	22,916
Reductions - current year decrease	(5,423)	—	—
Reductions - prior year decrease	(38,165)	—	—
Unrecognized tax benefits at December 31	$6,221	$43,000	$35,014

We recorded an unrecognized tax position in 2017 and 2016 of $0.4 million and $7.5 million, respectively, related to the Warrants, due to uncertainty about their deductibility for federal and state income tax purposes. Approximately $39.8 million of our unrecognized tax benefits as of December 31, 2016 related to the Warrants.

We conduct business in the United States, Canada and the U.S. Virgin Islands, and U.S. Concrete, Inc. or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction, the Canadian federal jurisdiction, and various state and local jurisdictions. In the normal course of business, we are subject to examination in the U.S. federal jurisdiction and generally in state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local tax examinations for years before 2014. With few exceptions, we are no longer subject to Canadian federal local tax examinations for years before 2013. Currently, the only active audit is being conducted by the State of Texas, for tax years 2013 - 2015, with regard to the Margin Tax. The resolution of this audit is still pending.

15. STOCK-BASED COMPENSATION

We grant stock-based compensation awards to management, employees and non-employee directors under the U.S. Concrete, Inc. Long Term Incentive Plan (the "LTI Plan"). As of December 31, 2017, there were 0.6 million shares remaining for future issuance under the LTI Plan.  Stock-based compensation may include stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled equity awards and performance awards.

Stock-Based Compensation Cost

Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award. The expense is recognized on a straight-line basis over the employee’s requisite service period, generally the vesting period of the award or, for performance-based awards, over the derived service period.

For the years ended December 31, 2017, 2016 and 2015, we recognized stock-based compensation expense related to restricted stock and restricted stock units of $8.3 million, $7.1 million and $5.8 million, respectively, with a net tax benefit recognized in 2017, 2016 and 2015 in the amount of $1.4 million, $1.6 million and $3.0 million, respectively. Stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of operations.

As of December 31, 2017, we had approximately $7.7 million of unrecognized stock-based compensation expense, which we expect to recognize over a weighted average period of approximately 1.17 years.

Restricted Stock Units

Restricted stock units generally vest over a one to three year period on a quarterly basis.  Restricted stock units are subject to restrictions on transfer and certain conditions to vesting.  These restricted stock units are not considered outstanding shares of our common stock.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock unit activity for the year ended December 31, 2017 was as follows (units in thousands):

	Number of Units	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock units outstanding at beginning of period	17	$46.07
Granted	10	76.30
Vested	(17)	46.07
Forfeited	—	—
Unvested restricted stock units outstanding at end of period	10	$76.30

During 2017, 2016, and 2015, the weighted average grant date fair value of restricted stock units granted was $76.30, $46.07 and $50.11 per share, respectively. The fair value was determined based upon the closing price of our common stock on the Nasdaq Capital Market on the date of grant.

During 2017, 2016 and 2015, the total fair value of restricted stock units vested was $0.8 million, $0.8 million and $0.6 million, respectively.

Compensation expense associated with awards of restricted stock units was $0.8 million, $0.8 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Restricted Stock Awards

Restricted stock awards are subject to restrictions on transfer and certain conditions to vesting.  The restricted stock awards issued to date consist of a 60% time-vested component and a 40% stock performance hurdle component. The time-vested component vests annually over a two or three year period. The stock performance hurdle component triggers vesting upon our stock price reaching certain thresholds. During the restriction period, the holders of restricted stock are entitled to vote and receive dividends, as a result, these awards are included in our outstanding shares of common stock.

Restricted stock award activity for the year ended December 31, 2017 was as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock awards outstanding at beginning of period	236	$41.51
Granted	174	60.24
Vested	(131)	37.83
Forfeited	(31)	52.89
Unvested restricted stock awards outstanding at end of period	248	$55.17

During 2017, 2016 and 2015, the weighted average grant date fair value of restricted stock awards granted was $60.24, $47.59 and $30.50 per share, respectively. The fair value of restricted stock awards subject only to time-based vesting restrictions was determined based upon the closing price of our common stock on the date of grant. The fair value of restricted stock awards subject to market performance hurdles was determined utilizing a Monte Carlo financial valuation model. Compensation expense determined utilizing the Monte Carlo simulation is recognized regardless of whether the common stock reaches the defined thresholds. The range of assumptions used to estimate the fair value of performance-based restricted stock awards granted during the years ended December 31, 2017, 2016 and 2015 were as follows:

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2017	2016	2015
Expected term (years)	0.60 - 0.90	0.50 - 0.80	0.70 - 1.00
Expected volatility	36.9%	36.9%	36.7%
Risk-free interest rate	1.69%	1.09%	0.93%
Vesting price(1)	$82.50 - $91.75	$64.00 - $71.25	$43.00 - $48.00
Weighted average grant date fair value per share	$44.96 - $51.31	$36.64 - $41.85	$21.47 - $24.94

(1)
The vesting price is the average of the daily volume-weighted average share price of U.S. Concrete's common stock over any period of 20 consecutive trading days within the three-year period beginning on the date of grant.

During 2017, 2016 and 2015, the total fair value of restricted stock awards vested was $4.9 million, $4.0 million and $5.9 million, respectively.

Compensation expense associated with restricted stock awards under our incentive compensation plan was $7.5 million, $6.3 million and $5.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Options

Proceeds from the exercise of stock options are credited to common stock at par value, and the excess is credited to additional paid-in capital. We estimated the fair value of each of our stock option awards on the date of grant using a Black-Scholes option pricing model.  We determined the expected volatility using the historical and implied volatilities of a peer group of companies given the limited trading history of our common stock at the time of grant.  For each option awarded, the risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the option.  The expected life of an option represents the weighted average period of time that an option grant is expected to be outstanding, giving consideration to its vesting schedule and historical exercise patterns. There were no stock option grants in 2017, 2016 or 2015. Options outstanding at December 31, 2017 relate to grants prior to 2011.

There was no compensation expense related to stock options for the years ended December 31, 2017, 2016 and 2015.   Stock option activity for the year ended December 31, 2017 was as follows (shares in thousands):

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share
Options outstanding at beginning of year	25	$17.23
Granted	—	—
Exercised	(6)	21.11
Forfeited and expired	—	—
Options outstanding at end of year	19	$15.96
Options exercisable at end of year	19	$15.96

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.3 million, $0.3 million and $0.5 million, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2017 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares Outstanding	Weighted Average Exercise Price Per Share
$12.00 - $12.00	8	2.75	$12.00	8	$12.00
$15.00 - $15.00	7	2.75	15.00	7	15.00
$22.69 - $22.69	2	2.75	22.69	2	22.69
$26.68 - $26.68	2	2.75	26.68	2	26.68
$12.00 - $26.68	19	2.75	$15.96	19	$15.96

The aggregate intrinsic value of outstanding and exercisable stock options was $1.3 million, $1.2 million and $1.1 million at December 31, 2017, 2016 and 2015, respectively.

16. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to U.S. Concrete by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) attributable to U.S. Concrete per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

The following is a reconciliation of the components of the basic and diluted earnings per share calculations, in thousands:

	Year Ended December 31,
	2017	2016	2015 (1)
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to U.S. Concrete	$26,142	$9,578	$(5,094)
Loss from discontinued operations, net of taxes	(630)	(717)	(320)
Net income (loss) attributable to U.S. Concrete	$25,512	$8,861	$(5,414)

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding	15,911	15,098	14,080
Restricted stock and restricted stock units	109	84	—
Warrants	606	1,032	—
Stock options	16	12	—
Diluted weighted average common shares outstanding	16,642	16,226	14,080

(1)	We reported a loss from continuing operations for the year ended December 31, 2015, and thus the share count used in the basic and diluted earnings per share calculation is the same.

The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented, as their effect would have been anti-dilutive or they had not met their performance target:

	Year Ended December 31,
	2017	2016	2015
Potentially dilutive shares:
Unvested restricted stock awards and restricted stock units	67	36	232
Stock options	—	—	31
Warrants	—	—	2,361
Total potentially dilutive shares	67	36	2,624

17.   SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products, as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, Northern California, New York, New Jersey, Pennsylvania, Washington, D.C., Oklahoma and the U.S. Virgin Islands. Our aggregate products segment includes crushed stone, sand and gravel products and serves the Texas, West Coast, New York, New Jersey, Oklahoma and U.S. Virgin Islands markets in which our ready-mixed concrete segment operates. Other products not associated with a reportable segment include our aggregates distribution operations, building materials stores, hauling operations, lime slurry, ARIDUS® Rapid Drying Concrete technology, brokered product sales, recycled aggregates operation and an industrial waterfront marine terminal and sales yard. The financial results of the acquisitions completed in 2017, 2016 and 2015 have been included in their respective reportable segment or in other products as of their respective acquisition dates.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense, loss on extinguishment of debt, derivative income (loss), the non-cash change in value of contingent consideration, impairment of goodwill and other assets, hurricane-related losses, quarry dredge costs for a specific event, purchase accounting adjustments for inventory and foreign currency losses resulting from Polaris acquisition. Additionally, we adjust Adjusted EBITDA for items similar to certain of those used in calculating the Company's compliance with debt covenants. The additional items that are adjusted to determine our Adjusted EBITDA are non-cash stock compensation expense, corporate officer transition expenses and acquisition-related professional fees.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP and is not a measure of our cash flows or ability to fund our cash needs. Our measurement of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies and may not be comparable to similarly titled measures used in our various agreements, including the Third Loan Agreement and the Indenture.

We generally account for inter-segment sales at market prices. Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities that are not allocated to reportable segments and are excluded from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue:
Ready-mixed concrete
Sales to external customers	$1,213,027	$1,060,991	$876,633
Aggregate products
Sales to external customers	49,791	41,665	34,191
Intersegment sales	40,874	34,669	26,248
Total aggregate products	90,665	76,334	60,439
Total reportable segment revenue	1,303,692	1,137,325	937,072
Other products and eliminations	32,347	30,835	37,645
Total revenue	$1,336,039	$1,168,160	$974,717

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$185,785	$157,534	$131,940
Aggregate products	27,162	21,731	14,996
Total reportable segment Adjusted EBITDA	$212,947	$179,265	$146,936

Reconciliation of Total Reportable Segment Adjusted EBITDA to Income (Loss) From Continuing Operations:
Total reportable segment Adjusted EBITDA	$212,947	$179,265	$146,936
Other products and eliminations income from operations	10,846	9,874	8,704
Corporate overhead	(56,264)	(43,483)	(39,012)
Depreciation, depletion and amortization for reportable segments	(63,085)	(50,618)	(38,767)
Impairment of goodwill and other assets	(6,238)	—	—
Hurricane-related losses for reportable segments	(2,988)	—	—
Quarry dredge costs for specific event for reportable segments	(3,390)	—	—
Purchase accounting adjustments for inventory	(1,287)	—	—
Interest expense, net	(41,957)	(27,709)	(21,734)
Corporate loss on early extinguishment of debt	(60)	(12,003)	—
Corporate derivative income (loss)	(791)	(19,938)	(60,016)
Change in value of contingent consideration for reportable segments	(7,910)	(5,225)	(932)
Corporate, other products and eliminations other income, net	(1,121)	566	506
Income (loss) from continuing operations before income taxes	38,702	30,729	(4,315)
Income tax expense	12,436	21,151	779
Income (loss) from continuing operations	$26,266	$9,578	$(5,094)

Capital Expenditures:
Ready-mixed concrete	$21,671	$25,343	$12,321
Aggregate products	18,872	11,238	7,859
Other products and corporate	2,184	3,844	4,797
Total capital expenditures	$42,727	$40,425	$24,977

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2017	2016	2015
Revenue by Product:
Ready-mixed concrete	$1,213,027	$1,060,991	$876,633
Aggregate products	49,791	41,665	34,191
Aggregates distribution	30,578	25,464	25,438
Building materials	24,394	19,865	17,533
Lime	9,921	11,062	9,250
Hauling	5,555	5,395	5,425
Other	2,773	3,718	6,247
Total revenue	$1,336,039	$1,168,160	$974,717

	As of December 31,
	2017		2016	2015
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$266,584		$229,077	$166,837
Aggregate products	314,573		87,064	65,937
Other products and corporate	55,111	(1)	21,271	15,349
Total identifiable assets	$636,268		$337,412	$248,123

(1)    Increased primarily due to aggregates distribution facilities related to the Polaris acquisition.

18.   RISK CONCENTRATION

We grant credit, generally without collateral, to our customers, which include general contractors, municipalities and commercial companies located primarily in Texas, New Jersey, New York, Pennsylvania, Washington, D.C., California, Oklahoma, the U.S. Virgin Islands and Hawaii. Consequently, we are subject to potential credit risk related to changes in business and economic factors in those states and territories.  We generally have lien rights in the work we perform, and concentrations of credit risk are limited because of the diversity of our customer base. Further, our management believes that our contract acceptance, billing and collection policies are adequate to limit potential credit risk.

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms. As of December 31, 2017, approximately 1,121 of our employees, or 36.5% of our workforce, were represented by labor unions having collective bargaining agreements with us.  As of December 31, 2017, approximately 312 of our employees, or 10.2% of our workforce, were represented by labor unions having collective bargaining agreements that will expire within one year.

19.   SIGNIFICANT CUSTOMERS AND SUPPLIERS

We did not have any customers that accounted for more than 10% of our revenues or any suppliers that accounted for more than 10% of our cost of goods sold in 2017, 2016 or 2015. We did not have any customers that accounted for more than 10% of our accounts receivable as of December 31, 2017 or December 31, 2016.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.   NON-CONTROLLING INTEREST

Through its ownership of Polaris, the Company holds an 88% interest in the Orca Sand and Gravel Limited Partnership (“Orca”) which was formed to develop the Orca quarry, with the remaining 12% minority interest held by the Namgis First Nation (“Namgis”). Non-controlling interest consists of the Namgis’s share of the fair value equity in the partnership offset by the capital contributions loaned to the Namgis by Polaris, with the balance of its interest as follows (in thousands):

Non-Controlling Interest
Balance - December 31, 2016	$—
Acquisition	21,567
Non-controlling interest share of Orca net income	124
Balance - December 31, 2017	$21,691

At the request of the Namgis and to enable the Namgis to make their required equity contributions to Orca once a construction decision was made, Polaris loaned the Namgis $8.0 million (Canadian dollars) in prior years. Polaris’s sole recourse for repayment is against distributions payable to the Namgis by the partnership, after repayment of any approved third party who has loaned the Namgis funds for equity contributions. Reflective of the equity nature of the funding, the balance of the loans offset the non-controlling interest’s share of equity. No interest accrues on the loans until a specified time after a set volume is met, at which time the loans will accrue interest at an annual rate of 6%. Following Orca's achievement of certain financial metrics, the Namgis may elect that up to one-half of the amount to which they are entitled under the partnership agreement be paid in cash.

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

As of March 1, 2018, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to unasserted product defect claims related to ready-mixed concrete we have delivered prior to December 31, 2017.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2017.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

Royalty Assessment

In 2014, Eagle Rock Materials Ltd. (“ERM”), a Polaris subsidiary, was notified by the British Columbia Ministry of Forests, Lands and Natural Resource Operations that royalties were due for 2012 and for 2013, based on the tenure date, in respect of Polaris’s quarrying lease for the Eagle Rock Quarry project. In 2016 ERM was notified that further royalties were due for 2014, 2015 and 2016 (up to October) based on the tenure date and in 2017 ERM was notified of interest charges of $0.4 million. The total royalties and interest claimed to date are approximately $2.2 million, which the Company, through its Polaris subsidiary, is disputing. Polaris’s position is that royalties are only payable based on actual production, in accordance with a written undertaking from the responsible government agency prior to commencement of the lease, and as the project has not been developed, no royalties are currently due. Accordingly, the Company has currently not recorded a provision for the royalty assessment.

Lease Payments

We lease certain mobile and other equipment, land, facilities, office space and other items which, in the normal course of business, are renewed or replaced by subsequent leases.  Total consolidated expense for such operating leases amounted to $20.7 million in 2017, $18.5 million in 2016 and $17.4 million in 2015.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum rental payments with respect to our operating lease obligations as of December 31, 2017, are as follows (in thousands):

Year Ending December 31,
2018	$19,601
2019	15,500
2020	11,679
2021	8,903
2022	6,036
Thereafter	26,125
Total	$87,845

Our annual lease expense differs from our future minimum rental payments as a result of month to month equipment leases to support our operations.

Insurance Programs

We maintain third-party insurance coverage against certain workers’ compensation, automobile and general liability risks.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  The expected losses are determined using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe that the estimated losses we have recorded are reasonable, significant differences related to the items noted above could materially affect our insurance obligations and future expense. The amount accrued for self-insurance claims was $19.2 million as of December 31, 2017, compared to $13.5 million as of December 31, 2016, which is recorded in accrued liabilities and other long-term obligations.

Performance Bonds

In the normal course of business, we and our subsidiaries are contingently liable for performance under $36.8 million in performance bonds that various contractors, states and municipalities have required as of December 31, 2017. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting.  We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds.

22.   EMPLOYEE SAVINGS PLANS AND MULTI-EMPLOYER PENSION PLANS

Employee Savings Plans

We maintain a defined contribution 401(k) profit sharing plan for employees meeting various employment requirements. Eligible employees may contribute amounts up to the lesser of 60% of their annual compensation or the maximum amount Internal Revenue Service ("IRS") regulations permit.  During 2017 and 2016, we matched 100% of the first 5% of employee contributions. During 2015, we matched 100% of the first 4% of employee contributions.  We paid matching contributions of $4.8 million in 2017, $4.2 million in 2016 and $2.9 million in 2015.

We also maintain a non-qualified contribution retirement plan ("Non-Qualified Savings Plan") covering highly compensated employees, as defined in the plan. This plan allows eligible employees to defer receipt of up to 75% of their base compensation and 75% of their annual bonus. We do not match contributions to this plan.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contributions under both plans may be invested in various investment funds at the employee's discretion. Such contributions, including the Company's matching contributions described above, may not be invested in the Company's common stock.

At inception of the Non-Qualified Savings Plan, the Company established a rabbi trust to fund the plan's obligations. The market value of the trust assets for the Non-Qualified Savings Plan of $2.5 million is included in other assets, and the related liability to the participants is included in other long-term obligations in the Consolidated Balance Sheet as of December 31, 2017.

Multi-Employer Pension Plans

Several of our subsidiaries are parties to various collective bargaining agreements with labor unions having multi-year terms that expire on a staggered basis.  Under these agreements, our applicable subsidiaries pay specified wages to covered employees, observe designated workplace rules and make payments to multi-employer pension plans and employee benefit trusts rather than administering the funds on behalf of these employees. The risks of participating in these multi-employer pension plans are different from single-employer plans. Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. If we choose to stop participating in some of these multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. We were not required to record a liability in 2017 or 2016 for full and partial withdrawals from any multi-employer pension plans. For additional information regarding our potential future obligations, see Note 21.

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

Pension Fund	EIN / PPN	Pension Protection Act Zone Status			FIP / RP Status Pending / Implemented	Contributions (in Thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
		2017	2016	2015		2017	2016	2015
Western Conference of Teamsters Pension Plan	91-6145047/001	Green	Green	Green	No	$5,278	$4,820	$4,357	No	6/3/2018 to 7/31/2020
Local 282 Pension Trust Fund	11-6245313/001	Green	Green	Green	No	4,786	3,896	829	No	6/30/2019 to 6/30/2021
Operating Engineers Pension Trust Fund	94-6090764/001	Red	Red	Orange	Yes	1,071	1,121	1,173	No	7/1/2021
Trucking Employees of North Jersey Pension Fund	22-6063702/001	Red	Red	Red	Yes	659	665	615	No	4/30/2018
Other	Various	Various	Various	Various	Various	1,958	1,720	1,084	Various	3/31/2018 to 6/30/2022
Total						$13,752	$12,222	$8,058

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contributions to the Local 282 Pension Trust fund increased from 2015 to 2017 primarily due to the 2016 partial and 2017 full impact of employees added as part of the Nycon, Jenna and Kings acquisitions. At the date that these consolidated financial statements were issued, Forms 5500 were generally not available for the 2017 plan year. Based on the most recent Forms 5500 available for each multi-employer pension plan, our 2016 contributions for the Local 282 Pension Trust Fund and Trucking Employees of North Jersey Pension Fund represent more than 5% of total contributions. Our 2016 contributions the Western Conference of Teamsters Pension Plan and the Operating Engineers Pension Trust Fund and our 2015 contributions to the significant plans shown above did not represent more than 5% of total contributions.

23.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The 2024 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by each direct and indirect domestic subsidiary of the Company, each a guarantor subsidiary. Each guarantor subsidiary is directly or indirectly 100% owned by the Company. Neither the net book value nor the purchase price of any of our recently acquired guarantor subsidiaries were 20% or more of the aggregate principal amount of our 2024 Notes. The 2024 Notes are not guaranteed by any direct or indirect foreign subsidiaries of the Company, each a non-guarantor subsidiary. Consequently, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X.

The following condensed consolidating financial information present, in separate columns, financial information for (1) the Parent on a parent only basis, (2) the guarantor subsidiaries on a combined basis, (3) the non-guarantor subsidiaries on a combined basis, (4) the eliminations and reclassifications necessary to arrive at the information for the Company on a consolidated basis and (5) the Company on a consolidated basis.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$6,970	$15,611	$—	$22,581
Trade accounts receivable, net	—	208,669	5,552	—	214,221
Inventories	—	41,006	7,079	—	48,085
Prepaid expenses	—	4,723	574	—	5,297
Other receivables	16,256	2,644	291	—	19,191
Other current assets	—	2,307	3	—	2,310
Intercompany receivables	14,628	—	—	(14,628)	—
Total current assets	30,884	266,319	29,110	(14,628)	311,685
Property, plant and equipment, net	—	416,888	219,380	—	636,268
Goodwill	—	142,221	62,510	—	204,731
Intangible assets, net	—	115,570	2,553	—	118,123
Deferred income taxes	—	—	674	(674)	—
Investment in subsidiaries	544,256	—	—	(544,256)	—
Long-term intercompany receivables	322,193	—	—	(322,193)	—
Other assets	—	4,384	943	—	5,327
Total assets	$897,333	$945,382	$315,170	$(881,751)	$1,276,134
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17	$115,465	$1,588	$—	$117,070
Accrued liabilities	6,703	53,097	5,620	—	65,420
Current maturities of long-term debt	—	25,284	667	—	25,951
Intercompany payables	—	—	14,628	(14,628)	—
Total current liabilities	6,720	193,846	22,503	(14,628)	208,441
Long-term debt, net of current maturities	608,127	58,545	713	—	667,385
Other long-term obligations and deferred credits	2,035	88,743	2,563	—	93,341
Deferred income taxes	—	5,499	—	(674)	4,825
Long-term intercompany payables	—	195,282	126,911	(322,193)	—
Total liabilities	616,882	541,915	152,690	(337,495)	973,992
Total shareholders' equity	280,451	403,467	140,789	(544,256)	280,451
Non-controlling interest	—	—	21,691	—	21,691
Total equity	280,451	403,467	162,480	(544,256)	302,142
Total liabilities and equity	$897,333	$945,382	$315,170	$(881,751)	$1,276,134

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$75,576	$198	$—	$75,774
Trade accounts receivable, net	—	206,426	866	—	207,292
Inventories	—	38,856	3,123	—	41,979
Prepaid expenses	—	5,516	18	—	5,534
Other receivables	1,200	7,491	—	—	8,691
Other current assets	39,239	2,004	15	(39,239)	2,019
Total current assets	40,439	335,869	4,220	(39,239)	341,289
Property, plant and equipment, net	—	314,332	23,080	—	337,412
Goodwill	—	127,518	5,753	—	133,271
Intangible assets, net	—	127,798	3,175	—	130,973
Deferred income taxes	—	—	561	(561)	—
Investment in subsidiaries	368,726	—	—	(368,726)	—
Long-term intercompany receivables	239,776	—	—	(239,776)	—
Other assets	—	2,410	47	—	2,457
Total assets	$648,941	$907,927	$36,836	$(648,302)	$945,402
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$458	$108,803	$1,433	$—	$110,694
Accrued liabilities	5,365	108,375	2,013	(39,239)	76,514
Current maturities of long-term debt	—	16,654	—	—	16,654
Derivative liabilities	57,415	—	—	—	57,415
Total current liabilities	63,238	233,832	3,446	(39,239)	261,277
Long-term debt, net of current maturities	391,190	41,454	—	—	432,644
Other long-term obligations and deferred credits	5,684	48,342	970	—	54,996
Deferred income taxes	—	8,217	—	(561)	7,656
Long-term intercompany payables	—	233,319	6,457	(239,776)	—
Total liabilities	460,112	565,164	10,873	(279,576)	756,573
Total equity	188,829	342,763	25,963	(368,726)	188,829
Total liabilities and equity	$648,941	$907,927	$36,836	$(648,302)	$945,402

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$1,311,639	$24,400	$—	$1,336,039
Cost of goods sold before depreciation, depletion and amortization	—	1,034,340	22,265	—	1,056,605
Selling, general and administrative expenses	—	115,394	3,840	—	119,234
Depreciation, depletion and amortization	—	64,099	3,699	—	67,798
Change in value of contingent consideration	869	7,041	—	—	7,910
Impairment of goodwill and other assets	—	—	6,238	—	6,238
Loss (gain) on sale of assets, net	—	(697)	3	—	(694)
Operating income (loss)	(869)	91,462	(11,645)	—	78,948
Interest expense, net	39,844	1,533	580	—	41,957
Derivative loss	791	—	—	—	791
Loss on extinguishment of debt	60	—	—	—	60
Other expense (income), net	—	(2,599)	37	—	(2,562)
Income (loss) from continuing operations before income taxes, equity in earnings of subsidiaries and non-controlling interest	(41,564)	92,528	(12,262)	—	38,702
Income tax expense (benefit)	(16,256)	28,952	(260)	—	12,436
Net income (loss) from continuing operations before equity in earnings of subsidiaries and non-controlling interest	(25,308)	63,576	(12,002)	—	26,266
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(630)	—	—	(630)
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(25,308)	62,946	(12,002)	—	25,636
Equity in earnings of subsidiaries	50,820	—	—	(50,820)	—
Net income (loss)	25,512	62,946	(12,002)	(50,820)	25,636
Less: Net income attributable to non-controlling interest	—	—	(124)	—	(124)
Net income (loss) attributable to U.S. Concrete	$25,512	$62,946	$(12,126)	$(50,820)	$25,512

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$1,147,539	$20,621	$—	$1,168,160
Cost of goods sold before depreciation, depletion and amortization	—	904,608	17,730	—	922,338
Selling, general and administrative expenses	—	97,318	2,701	—	100,019
Depreciation, depletion and amortization	—	52,795	2,057	—	54,852
Change in value of contingent consideration	180	5,045	—	—	5,225
Gain on sale of assets, net	—	(1,416)	—	—	(1,416)
Operating income (loss)	(180)	89,189	(1,867)	—	87,142
Interest expense, net	25,922	1,774	13	—	27,709
Derivative loss	19,938	—	—	—	19,938
Loss on extinguishment of debt	12,003	—	—	—	12,003
Other income, net	—	(3,231)	(6)	—	(3,237)
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(58,043)	90,646	(1,874)	—	30,729
Income tax expense (benefit)	(15,087)	36,830	(592)	—	21,151
Net income (loss) from continuing operations before equity in earnings of subsidiaries	(42,956)	53,816	(1,282)	—	9,578
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(717)	—	—	(717)
Net income (loss) before equity in earnings of subsidiaries	(42,956)	53,099	(1,282)	—	8,861
Equity in earnings of subsidiaries	51,817	—	—	(51,817)	—
Net income (loss)	$8,861	$53,099	$(1,282)	$(51,817)	$8,861

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$970,701	$4,016	$—	$974,717
Cost of goods sold before depreciation, depletion and amortization	—	765,314	3,125	—	768,439
Selling, general and administrative expenses	—	86,569	304	—	86,873
Depreciation, depletion and amortization	—	43,545	25	—	43,570
Change in value of contingent consideration	871	61	—	—	932
Gain on sale of assets, net	—	(468)	—	—	(468)
Operating income (loss)	(871)	75,680	562	—	75,371
Interest expense, net	20,452	1,280	2	—	21,734
Derivative loss	60,016	—	—	—	60,016
Other expense (income), net	—	(2,075)	11	—	(2,064)
Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(81,339)	76,475	549	—	(4,315)
Income tax expense (benefit)	(7,823)	8,581	21	—	779
Net income (loss) from continuing operations before equity in earnings of subsidiaries	(73,516)	67,894	528	—	(5,094)
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(320)	—	—	(320)
Net income (loss) before equity in earnings of subsidiaries	(73,516)	67,574	528	—	(5,414)
Equity in earnings of subsidiaries	68,102	—	—	(68,102)	—
Net income (loss)	$(5,414)	$67,574	$528	$(68,102)	$(5,414)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(30,136)	$114,508	$(4,853)	$15,308	$94,827
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(39,962)	(2,765)	—	(42,727)
Payments related to acquisitions, net of cash acquired	(236,049)	(59,022)	—	—	(295,071)
Proceeds from sale of property, plant and equipment	—	2,045	14	—	2,059
Proceeds from disposal of acquired businesses	—	1,445	—	—	1,445
Investment in subsidiaries	(1,820)	—	—	1,820	—
Net cash provided by (used in) investing activities	(237,869)	(95,494)	(2,751)	1,820	(334,294)
Cash flows from financing activities:
Proceeds from revolver borrowings	54,422	—	—	—	54,422
Repayments of revolver borrowings	(45,422)	—	—	—	(45,422)
Proceeds from issuance of debt	211,500				211,500
Proceeds from exercise of warrants and stock options	2,695	—	—	—	2,695
Payments of other long-term obligations	(4,175)	(4,833)	—	—	(9,008)
Payments for other financing	—	(20,219)	(98)	—	(20,317)
Debt issuance costs	(4,493)	—	—	—	(4,493)
Other treasury share purchases	(3,075)	—	—	—	(3,075)
Intercompany funding	56,553	(62,568)	23,143	(17,128)	—
Net cash provided by (used in) financing activities	268,005	(87,620)	23,045	(17,128)	186,302
Effect of exchange rates on cash and cash equivalents	—	—	(28)	—	(28)
Net increase (decrease) in cash and cash equivalents	—	(68,606)	15,413	—	(53,193)
Cash and cash equivalents at beginning of period	—	75,576	198	—	75,774
Cash and cash equivalents at end of period	$—	$6,970	$15,611	$—	$22,581

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2016
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(19,798)	$134,685	$1,024	$—	$115,911
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(37,501)	(2,924)	—	(40,425)
Payments related to acquisitions, net of cash acquired	—	(127,927)	—	—	(127,927)
Proceeds from sale of property, plant and equipment	—	2,744	—	—	2,744
Proceeds from disposal of acquired business	—	1,565	—	—	1,565
Insurance proceeds from property claim	—	1,348	—	—	1,348
Investment in subsidiaries	(1,480)	—	—	1,480	—
Net cash provided by (used in) investing activities	(1,480)	(159,771)	(2,924)	1,480	(162,695)
Cash flows from financing activities:
Proceeds from revolver borrowings	128,904	—	—	—	128,904
Repayments of revolver borrowings	(173,904)	—	—	—	(173,904)
Proceeds from debt issuance	400,000				400,000
Repayments of debt	(200,000)	—	—	—	(200,000)
Premium paid on early retirement of debt	(8,500)	—	—	—	(8,500)
Proceeds from exercise of warrants and stock options	348	—	—	—	348
Payments of other long-term obligations	(657)	(4,022)	—	—	(4,679)
Payments for other financing	160	(13,593)	—	—	(13,433)
Debt issuance costs	(7,824)	—	—	—	(7,824)
Other treasury share purchases	(2,857)	—	—	—	(2,857)
Other proceeds	—	578	—	—	578
Intercompany funding	(114,392)	113,845	2,027	(1,480)	—
Net cash provided by (used in) financing activities	21,278	96,808	2,027	(1,480)	118,633
Net increase in cash and cash equivalents	—	71,722	127	—	71,849
Cash and cash equivalents at beginning of period	—	3,854	71		3,925
Cash and cash equivalents at end of period	$—	$75,576	$198	$—	$75,774

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2015
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(17,619)	$122,658	$(778)	$—	$104,261
Cash flows from investing activities:
Purchases of property, plant and equipment	—	(24,977)	—	—	(24,977)
Payments related to acquisitions, net of cash acquired	(39,858)	(89,411)	(6,078)	—	(135,347)
Proceeds from sale of property, plant and equipment	—	1,312	—	—	1,312
Proceeds from disposal of acquired businesses	—	1,177	—	—	1,177
Investment in subsidiaries	(785)	—	—	785	—
Net cash provided by (used in) investing activities	(40,643)	(111,899)	(6,078)	785	(157,835)
Cash flows from financing activities:
Proceeds from revolver borrowings	206,809	—	—	—	206,809
Repayments of revolver borrowings	(161,809)	—	—	—	(161,809)
Repayments of debt	(117)	—	—	—	(117)
Proceeds from exercise of warrants and stock options	546	—	—	—	546
Payments of other long-term obligations	(1,000)	(1,298)	—	—	(2,298)
Payments for other financing	—	(8,611)	—	—	(8,611)
Debt issuance costs	(893)	—	—	—	(893)
Other treasury share purchases	(6,330)	—	—	—	(6,330)
Intercompany funding	21,056	(27,198)	6,927	(785)	—
Net cash provided by (used in) financing activities	58,262	(37,107)	6,927	(785)	27,297
Net increase (decrease) in cash and cash equivalents	—	(26,348)	71	—	(26,277)
Cash and cash equivalents at beginning of period	—	30,202	—		30,202
Cash and cash equivalents at end of period	$—	$3,854	$71	$—	$3,925

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.   QUARTERLY SUMMARY (unaudited)

	Year Ended December 31, 2017
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue - continuing operations	$299,133	$340,926	$354,628	$341,352
Gross profit	$63,374	$77,352	$75,633	$63,075
Net income (loss)	$6,880	$(2,349)	$24,054	$(2,949)
Net income (loss) attributable to U.S. Concrete	$6,880	$(2,349)	$24,054	$(3,073)
Net income (loss) per share attributable to U.S. Concrete-basic	$0.44	$(0.15)	$1.50	$(0.19)
Net income (loss) per share attributable to U.S. Concrete-diluted	$0.42	$(0.15)	$1.45	$(0.19)

	Year Ended December 31, 2016
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue - continuing operations	$245,045	$275,750	$328,588	$318,777
Gross profit	$46,287	$53,534	$75,111	$70,890
Net income (loss)	$(10,027)	$(3,477)	$37,956	$(15,591)
Net income (loss) per share-basic	$(0.68)	$(0.23)	$2.49	$(1.01)
Net income (loss) per share-diluted	$(0.68)	$(0.23)	$2.34	$(1.01)

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

During the fourth quarter of 2017, we recognized a $5.8 million non-cash impairment expense of goodwill associated with our USVI operations. See Note 4 for additional information. The fourth quarter of 2017 also included an incremental $5.0 million expense as compared to the fourth quarter of 2016 for increased self-insurance reserves for certain workers’ compensation and automobile liability losses, which primarily resulted from adverse claim development during the year for certain unexpected large claims.

During the second quarter of 2016, we incurred a pre-tax loss on the early extinguishment of debt and other related costs of $12.0 million related to the redemption of our senior secured notes due 2018.

25. HURRICANES IRMA AND MARIA

In September 2017, Hurricanes Irma and Maria made landfall on the U.S. Virgin Islands. These storms resulted in extensive damage, flooding and power outages throughout the islands. The islands had limited power following the storms through the end of the year. There is uncertainty as to the magnitude of the ongoing impact to the business resulting from these storms, including the potential, if any, for insurance recoveries. We recorded impairments related to inventory and property, plant and equipment of $1.1 million in 2017. In addition, during the fourth quarter of 2017, based on the uncertainty of the timing of the business recovery and its impact on our projected cash flows, we recorded a non-cash goodwill impairment charge of $5.8 million, representing a full impairment of the goodwill related to our U.S. Virgin Islands operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Acquisitions

We completed the following seven acquisitions during 2017 (the "2017 Acquisitions") that we are still in the process of integrating:

•	Harbor Ready-Mix on September 29, 2017;

•	A-1 Materials, Inc. and L.C. Frey Company, Inc. on September 29, 2017;

•	Action Supply Co., Inc. on September 29, 2017;

•	Polaris Materials Corporation on November 17, 2017; and

•	Three individually immaterial operations acquired during December 2017.

Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017, excludes an assessment of the internal control over financial reporting related to each of the 2017 Acquisitions. The 2017 Acquisitions represented 25.5% of our consolidated total assets and 1.3% of our consolidated revenue included in our consolidated financial statements as of and for the year ended December 31, 2017.

In reliance on interpretive guidance issued by the SEC staff, management’s evaluation and conclusion as to the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of each of the 2017 Acquisitions. Management will include each of the 2017 Acquisitions in its 2018 assessment of internal control over financial reporting.

Disclosure Controls and Procedures

As of December 31, 2017, our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation and due to the remediation of a prior year material weakness in our internal control over financial reporting discussed below, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting (excluding the 2017 Acquisitions as described above) based on the framework in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

Ernst & Young LLP, the Company's independent registered public accounting firm, has audited our consolidated financial statements included in this report and has issued an attestation report on the Company's internal control over financial reporting, which is included herein.

Remediation of Prior Year Material Weakness

Our management previously identified and disclosed that we had a material weakness in our internal control over financial reporting relating to the accuracy and presentation of the accounting for income taxes, including the income tax provision and related tax assets and liabilities as of December 31, 2016 and December 31, 2015. Since that time, with the oversight of our audit committee, we took steps to remediate the previously identified material weakness and to strengthen our internal control over financial reporting in the area of tax accounting. Following a comprehensive review of our tax processes and internal controls, the following steps to strengthen our internal controls related to tax accounting were implemented and performed during 2017:

•
Evaluation and enhancement of the resources in our tax department, which included the hiring of a tax manager experienced in accounting for income taxes under U.S. GAAP and taxation of multinational corporations;

•	Engagement of third-party tax advisory firms to assist in the preparation and review of the quarterly and annual income tax accounting;

•
Increased process automation, including the finalization of the initial implementation of the selected document management software, which allowed for its utilization, beginning in the fourth quarter of 2017, to assist in improving the documentation related to management review controls and the overall organization of control related documentation;

•
Finalization of phase one of the implementation process related to the selected income tax accounting software, which allowed for its utilization in the fourth quarter of 2017 to prepare year-end accounting for income taxes;

•	Establishment of documentation standards for management review controls; and

•
Reassessment of the balance between preventative and detective type internal controls, which resulted in an increase in preventative controls, including the development and use of tax item checklists and research tools to assist in compliance with U.S. GAAP regarding complex tax accounting issues, including non-routine transactions.

We have completed our testing of the design and operating effectiveness of these procedures as of December 31, 2017 and have concluded that the previously identified material weakness was remediated as of December 31, 2017.

Changes in Internal Control over Financial Reporting

We completed a number of acquisitions in the year ended December 31, 2017. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing and except as described above, during the quarter ended December 31, 2017, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of U.S. Concrete, Inc.

Opinion on Internal Control over Financial Reporting

We have audited U.S. Concrete, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, U.S. Concrete, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Action Supply Co., Inc., A-1 Materials, Inc., L.C. Frey Company, Inc., Central Supply Company d.b.a. Harbor Ready-Mix, and Polaris Materials Corporation which are included in the 2017 consolidated financial statements of the Company and constituted 25.5% of total assets as of December 31, 2017 and 1.3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Action Supply Co., Inc., A-1 Materials, Inc., L.C. Frey Company, Inc., Central Supply Company d.b.a. Harbor Ready-Mix, and Polaris Materials Corporation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of operations, total equity and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas
March 1, 2018

Item 9B.  Other Information

Not applicable.

PART III

Except as otherwise indicated in Items 10, 11, 12, 13 and 14 below, pursuant to the General Instructions to Form 10-K, we intend to incorporate by reference the information we refer to in those Items from the definitive proxy statement for our 2018 Annual Meeting of Stockholders (our "2018 Proxy Statement"). We intend to file our 2018 Proxy Statement with the Securities and Exchange Commission not later than 120 days after the year ended December 31, 2017.

Item 10.   Directors, Executive Officers and Corporate Governance

For the information this Item requires, please see the information under the headings “Proposal No. 1—Election of Directors,” “Executive Officers,” “Information Concerning the Board of Directors and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement, which is incorporated in this Item by this reference.

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

Item 11.  Executive Compensation

For the information this Item requires, please see the information under the headings “Compensation Discussion and Analysis,” “Director Compensation,” “Executive Compensation,” “Compensation Program and Risk Management,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the 2018 Proxy Statement, which is incorporated in this Item by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, for the information this Item requires, please see the information under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the 2018 Proxy Statement, which is incorporated in this Item by this reference.

Equity Compensation Plan Information

All shares of common stock issuable under our compensation plans are subject to adjustment to reflect any increase or decrease in the number of shares outstanding as a result of stock splits, combination of shares, recapitalizations, mergers, or consolidations.

The following table summarizes, as of December 31, 2017, the indicated information regarding equity compensation to our employees, officers, directors and other persons under our equity compensation plans (in thousands). These plans use or are based on shares of our common stock. We do not have any equity compensation plans not approved by security holders.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	19	$15.96	608

(1)
We adopted a management equity incentive plan (the "2010 Plan"), effective as of August 31, 2010, under which 9.5% of the equity of the Company authorized pursuant to our Plan of Reorganization, on a fully-diluted basis, is reserved for issuance as equity-based awards to management and employees, and 0.5% of such equity, on a fully-diluted basis, is reserved for issuance to directors of the Company. On January 23, 2013, we adopted, and on May 15, 2013, the Company’s stockholders approved the U.S. Concrete, Inc. Long Term Incentive Plan (the “2013 Plan”), which allows, among other things, for approximately 0.5 million shares of common stock to be reserved for grant as equity-based awards to our management, employees and directors. The 2013 Plan enables us to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled equity awards and performance awards. We reserved 2.7 million shares of common stock for issuance in connection with the 2010 and 2013 Plans, and, as of December 31, 2017, there were 0.6 million shares remaining for future issuance.

Item 13.  Certain Relationships and Related Transactions and Director Independence

For the information this Item requires, please see the information under the headings “Certain Relationships and Related Transactions” and "Director Independence" in the 2018 Proxy Statement, which is incorporated in this Item by this reference.

Item 14.  Principal Accountant Fees and Services

For the information this Item requires, please see the information appearing under the heading “Fees Incurred for Services by the Principal Accountant” in the 2018 Proxy Statement, which is incorporated in this Item by this reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

For the information this item requires, please see Index to Consolidated Financial Statements on page 56 of this report.

(2) Financial Statement Schedules.

All financial statement schedules are omitted because they are not required or the required information is shown in our consolidated financial statements or the notes thereto.

(3) Exhibits.

The information on exhibits required by this Item 15 is set forth in the Index to Exhibits appearing on pages 120-122 of this Report and is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	March 1, 2018	By:	/s/ William J. Sandbrook
William J. Sandbrook
President, Chief Executive Officer and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2018.

Signature	Title

/s/ William J. Sandbrook	President, Chief Executive Officer and Vice Chairman
William J. Sandbrook	(Principal Executive Officer)

/s/ John E. Kunz	Senior Vice President and Chief Financial Officer
John E. Kunz	(Principal Financial Officer)

/s/ Kevin Kohutek	Vice President and Chief Accounting Officer
Kevin Kohutek	(Principal Accounting Officer)

/s/ Kurt M. Cellar	Director
Kurt M. Cellar

/s/ Eugene I. Davis	Director
Eugene I. Davis

/s/ Michael D. Lundin	Director
Michael D. Lundin

/s/ Robert M. Rayner	Director
Robert M. Rayner

/s/ Theodore P. Rossi	Director
Theodore P. Rossi

/s/ Colin M. Sutherland	Director
Colin M. Sutherland

INDEX TO EXHIBITS

Exhibit Number	Description
2.1*
—Arrangement Agreement, dated as of September 29, 2017, by and among U.S. Concrete, Inc., 1134771 B.C. Ltd., and Polaris Materials Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 2, 2017 (File No. 001-34530))

3.1*
—Amended and Restated Certificate of Incorporation of U.S. Concrete, Inc. (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A/A filed on August 31, 2010 (File No. 000-26025)).

3.2*	—Third Amended and Restated By-Laws of U.S. Concrete, Inc. (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed on August 31, 2010 (File No. 000-26025)).
3.3*
—Amendment No. 1 to Third Amended and Restated Bylaws of U.S. Concrete, Inc (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 18, 2015 (File No. 001-34530)).

4.1*	—Form of common stock certificate (incorporated by reference to Exhibit 3 to the Company’s Registration Statement on Form 8-A filed August 31, 2010 (File No. 000-26025)).
4.2*
—Indenture, dated as of June 7, 2016, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and noteholder collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 7, 2016 (File No. 001-34530)).

4.3*
—Supplemental Indenture No. 1, dated as of October 12, 2016, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 9, 2017 (File No. 001-34530)).

4.4*
—Supplemental Indenture No. 2, dated as of January 9, 2017, by and among U.S. Concrete, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated January 9, 2017 (File No. 001-34530)).

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

10.20*†
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr., dated March 23, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 21, 2017 (File No. 001-34530)).

10.21*†	—U.S. Concrete, Inc. 2017 Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017 (File No. 001-34530)).
10.22*†
—Consulting Agreement, dated as of July 1, 2017, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2017, 2017 (File No. 001-34530)).

10.23*
—Third Amended and Restated Loan and Security Agreement, dated as of August 31, 2017, by and among U.S. Concrete, Inc., certain of its subsidiaries parties thereto, certain lender parties thereto and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 1, 2017 (File No. 001-34530)).

10.24*
—First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of November 14, 2017, by and among U.S. Concrete, Inc., certain of its subsidiaries parties thereto, certain lender parties thereto, and Bank of America, N.A., as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated November 17, 2017 (File No. 001-34530)).

10.25*†
—Amendment to Consulting Agreement, dated as of September 1, 2017, by and between U.S. Concrete, Inc. and Joseph C. Tusa, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 8, 2017 (File No. 001-34530)).

10.26*†	—Offer Letter to John Kunz, dated September 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 8, 2017 (File No. 001-34530)).
10.27*†
—Consulting Agreement, dated as of September 14, 2017, by and between U.S. Concrete, Inc. and Eugene I. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 20, 2017 (File No. 001-34530)).

10.28*†
—Executive Severance Agreement, by and between U.S. Concrete, Inc. and John E. Kunz, dated October 2, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 6, 2017 (File No. 001-34530)).

10.29*†
—Indemnification Agreement, by and between U.S. Concrete, Inc. and John E. Kunz, dated February 1, 2016, dated October 2, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 6, 2017 (File No. 001-34530)).

10.30†	—Form of Restricted Stock Agreement (Employee Form)
10.31†	—Form of Restricted Stock Unit Agreement (Canadian Employee / Taxpayer Form)
10.32†	—Form of Restricted Stock Unit Agreement (Directors)
12.1	—Ratio of Earnings to Fixed Charges.
16.1*	—Letter of Grant Thornton LLP dated March 24, 2017 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K dated March 24, 2017 (File No. 001-34530)).
21.1	—Subsidiaries.
23.1	—Consent of Ernst & Young LLP, independent registered public accounting firm.
23.2	—Consent of Grant Thornton LLP, independent registered public accounting firm.
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosure.
101.INS	—Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

*   Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.
+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment with the SEC.