Form 10-Q
period 2017-03-30
US CONCRETE INC
filed 2018-05-07
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

There were 16,810,089 shares of common stock, par value $.001 per share, of the registrant outstanding as of May 1, 2018.

U.S. CONCRETE, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,616	$22,581
Trade accounts receivable, net of allowances of $6,175 and $5,785 as of March 31, 2018, and December 31, 2017, respectively	213,354	214,221
Inventories	47,341	48,085
Prepaid expenses	9,460	5,297
Other receivables	16,073	19,191
Other current assets	1,479	2,310
Total current assets	324,323	311,685
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $191,087 and $178,168 as of March 31, 2018, and December 31, 2017, respectively	664,594	636,268
Goodwill	220,107	204,731
Intangible assets, net	126,134	118,123
Other assets	7,161	5,327
Total assets	$1,342,319	$1,276,134
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$115,729	$117,070
Accrued liabilities	84,038	65,420
Current maturities of long-term debt	25,902	25,951
Total current liabilities	225,669	208,441
Long-term debt, net of current maturities	729,826	667,385
Other long-term obligations and deferred credits	84,533	93,341
Deferred income taxes	3,123	4,825
Total liabilities	1,043,151	973,992
Commitments and contingencies (Note 11)
Equity:
Preferred stock	—	—
Common stock	18	18
Additional paid-in capital	321,216	319,016
Accumulated deficit	(17,642)	(13,784)
Treasury stock, at cost	(26,032)	(24,799)
Total shareholders' equity	277,560	280,451
Non-controlling interest	21,608	21,691
Total equity	299,168	302,142
Total liabilities and equity	$1,342,319	$1,276,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue	$327,787	$299,133
Cost of goods sold before depreciation, depletion and amortization	267,232	235,759
Selling, general and administrative expenses	32,276	25,817
Depreciation, depletion and amortization	20,575	15,859
Change in value of contingent consideration	368	608
Gain on sale of assets, net	(190)	(192)
Operating income	7,526	21,282
Interest expense, net	11,309	10,142
Derivative income	—	(1,856)
Other income, net	(1,619)	(708)
Income (loss) from continuing operations before income taxes	(2,164)	13,704
Income tax expense	1,652	6,702
Income (loss) from continuing operations	(3,816)	7,002
Loss from discontinued operations, net of taxes	—	(122)
Net income (loss)	(3,816)	6,880
Less: Net income attributable to non-controlling interest	(42)	—
Net income (loss) attributable to U.S. Concrete	$(3,858)	$6,880

Basic income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$(0.23)	$0.45
Loss from discontinued operations, net of taxes	—	(0.01)
Net income (loss) per share attributable to U.S. Concrete - basic	$(0.23)	$0.44

Diluted income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$(0.23)	$0.43
Loss from discontinued operations, net of taxes	—	(0.01)
Net income (loss) per share attributable to U.S. Concrete - diluted	$(0.23)	$0.42

Weighted average shares outstanding:
Basic	16,423	15,498
Diluted	16,423	16,483

Net income (loss) attributable to U.S. Concrete:
Income (loss) from continuing operations attributable to U.S. Concrete	$(3,858)	$7,002
Loss from discontinued operations, net of taxes	—	(122)
Total net income (loss) attributable to U.S. Concrete	$(3,858)	$6,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Shareholders' Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
BALANCE, December 31, 2017	16,652	$18	$319,016	$(13,784)	$(24,799)	$280,451	$21,691	$302,142
Stock-based compensation expense	—	—	2,172	—	—	2,172	—	2,172
Restricted stock vesting	2	—	—	—	—	—	—	—
Restricted stock grants, net of cancellations	183	—	—	—	—	—	—	—
Stock options exercised	2	—	28	—	—	28	—	28
Other treasury share purchases	(18)	—	—	—	(1,233)	(1,233)	—	(1,233)
Measurement period adjustments for prior year business combinations	—	—	—	—	—	—	(125)	(125)
Net income (loss)	—	—	—	(3,858)	—	(3,858)	42	(3,816)
BALANCE, March 31, 2018	16,821	$18	$321,216	$(17,642)	$(26,032)	$277,560	$21,608	$299,168

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,816)	$6,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,575	15,859
Amortization of debt issuance costs	463	519
Amortization of discount on long-term incentive plan and other accrued interest	194	185
Amortization of premium on long-term debt	(388)	(388)
Derivative income	—	(1,856)
Change in value of contingent consideration	368	608
Net gain on disposal of assets	(190)	(192)
Deferred income taxes	(547)	2,761
Provision for doubtful accounts and customer disputes	982	718
Stock-based compensation	2,172	1,619
Unrealized foreign exchange gain	(13)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(128)	6,749
Inventories	1,418	182
Prepaid expenses and other current assets	(1,785)	(2,246)
Other assets and liabilities	(1,346)	(77)
Accounts payable and accrued liabilities	7,977	(1,777)
Net cash provided by operating activities	25,936	29,544
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,375)	(10,718)
Payments for acquisitions, net of cash acquired	(60,250)	(2,731)
Proceeds from disposals of property, plant and equipment	262	485
Proceeds from disposal of businesses	72	294
Insurance proceeds from property loss claims	1,634	—
Net cash used in investing activities	(66,657)	(12,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	135,650	—
Repayments of revolver borrowings	(69,650)	—
Proceeds from issuance of debt	—	211,500
Proceeds from exercise of warrants and stock options	28	327
Payments of other long-term obligations	(3,540)	(4,500)
Payments for other financing	(6,419)	(4,246)
Debt issuance costs	—	(3,170)
Other treasury share purchases	(1,233)	(735)
Net cash provided by financing activities	54,836	199,176
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(80)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,035	216,050
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,581	75,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,616	$291,824

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,420	$542
Cash paid for income taxes	$557	$5,732

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$2,735	$4,708
Acquisitions funded by contingent consideration	$893	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of U.S. Concrete, Inc. and its subsidiaries (collectively, "we," "us," "our," the "Company," or "U.S. Concrete") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting interim financial information. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") have been condensed or omitted pursuant to the SEC’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").  In the opinion of our management, all material adjustments necessary to state fairly the information in our unaudited condensed consolidated financial statements have been included. All adjustments are of a normal or recurring nature. All amounts are presented in United States dollars, unless otherwise noted. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, business combinations, goodwill, intangibles, valuation of contingent consideration, accruals for self-insurance programs, income taxes, the valuation of inventory and the valuation and useful lives of property, plant and equipment.

2.	RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Standards/Updates Adopted This Quarter

Revenue Recognition. In May 2014, the FASB issued guidance that outlines a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this guidance and related amendments as of January 1, 2018, applying the modified retrospective transition approach to all contracts. Adoption of the new guidance did not result in changes in the amount of revenue recognized or the timing of when such revenue is recognized.

Clarification of the Definition of a Business in Business Combinations. In January 2017, the FASB issued an update under business combinations in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or as business combinations. The amendments in this update provide a screen to determine when a set of assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The adoption of this standard did not have a material impact on our financial condition and results of operations.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Adoption of this standard did not result in any material changes to our statements of cash flows.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Standards/Updates Not Yet Adopted

Lease Accounting. In February 2016, the FASB issued an amendment related to leases intended to increase transparency and comparability among organizations by reorganizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users to better understand the amount, timing, and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. We expect to adopt the guidance using a modified retrospective transition approach. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. We are currently evaluating the potential impact on our financial position and results of operations upon adoption of this guidance. This guidance will result in our existing operating leases, for certain real estate and equipment, to be recognized on our balance sheet. We will further analyze our lease arrangements as we complete our assessment and implementation of this new guidance. The evaluation process will include reviewing all forms of leases, performing a completeness assessment over the lease population, analyzing the practical expedients and assessing the need to make any changes to our lease accounting technology system in order to determine the best implementation strategy.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2017 Form 10-K.

3.    REVENUE

We derive substantially all of our revenue from the production and delivery of ready-mixed concrete, aggregates and related building materials.  Revenue from the sale of these products is recognized when there is persuasive evidence of an arrangement and control passes to the customer, which generally occurs at the point in time when products are delivered. We do not deliver product unless we have an order or other documentation authorizing delivery to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales and other taxes we collect concurrently with revenue-producing activities are excluded from revenue. Incidental items, such as mix formulation and testing services that are immaterial in the context of the revenue contract and completed in close proximity to the revenue-producing activities, are recorded within cost of goods sold as incurred. We generally do not provide post-delivery services, such as paving or finishing. Customer dispute costs are recorded as a reduction of revenue at the end of each period and are estimated by using a combination of historical customer experience and a customer-by-customer analysis.

Amounts billed to customers for delivery costs are classified as a component of total revenue. Our payment terms vary by the type and location of our customer and the products offered. The term between invoicing and when payment is due is not significant. As permitted under U.S. GAAP, we have elected not to assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods to the customer will be one year or less.

See Note 12 for disaggregation of revenue by segment and product as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

We do not have any customer contracts that meet the definition of unsatisfied performance obligations in accordance with U.S. GAAP.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	BUSINESS COMBINATIONS

The accounting for business combinations requires the significant use of estimates and is based on information that was available to management at the time these condensed consolidated financial statements were prepared. The estimates used for determining the fair value of certain liabilities related to acquisitions are considered Level 3 inputs (as defined in Note 8). We utilized recognized valuation techniques, including the income approach, sales approach, and cost approach to value the net assets acquired. See Note 8 for additional information related to contingent consideration obligations, including maximum payout amounts and how the fair value was estimated. Any changes to the provisional business combination accounting will be made as soon as practical, but no later than one year from the respective acquisition dates.

2018 Acquisitions

We completed three acquisitions during the three months ended March 31, 2018 that expanded our ready-mixed concrete operations in the Atlantic Region (which we define to include New York, New Jersey, Washington D.C. and Pennsylvania), and expanded our ready-mixed concrete and aggregate products operations in West Texas. The aggregate fair value consideration for these acquisitions, which were all accounted for as business combinations, was $60.8 million. The acquisitions included the assets and certain liabilities of the following:

•	On Time Ready Mix, Inc. ("On Time") located in Flushing, New York on January 10, 2018;

•
Cutrell Trucking, LLC., Dumas Concrete, LLC., Pampa Concrete Co., Inc., Panhandle Concrete, LLC., Texas Sand & Gravel Co., Inc. (collectively "Golden Spread") located in Amarillo, Texas on March 2, 2018; and

•	One individually immaterial ready-mixed concrete operation in our Atlantic Region on March 5, 2018.

The aggregate fair value consideration for these three acquisitions, included $59.9 million in cash and fair value contingent consideration of $0.9 million. We funded the cash portion of the 2018 acquisitions through a combination of cash on hand and borrowings under our Revolving Facility (as defined in Note 7). The combined assets acquired through these 2018 acquisitions included 140 mixer trucks, 19 ready-mix concrete plants and one aggregates facility. During the three months ended March 31, 2018, we incurred $0.5 million of transaction costs to effect the 2018 acquisitions, which are included in selling and general administrative expenses in our condensed consolidated statements of operations.

Our accounting for the 2018 business combinations is preliminary. We expect to record adjustments as we accumulate information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill.

The following table presents the total consideration for the 2018 acquisitions and the preliminary amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands):

2018 Acquisitions
Inventory	$674
Other current assets	77
Property, plant and equipment	30,287
Definite-lived intangible assets	13,125
Total assets acquired	44,163
Total liabilities assumed	153
Goodwill	16,830
Total consideration (fair value) (1)	$60,840

(1) Included $0.9 million of contingent consideration.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2017 Acquisitions

We completed eight acquisitions during 2017 that expanded our ready-mixed concrete and aggregate products operations in our Atlantic Region, expanded our ready-mixed concrete operations in Northern California and facilitated vertical integration on the West Coast. The aggregate fair value consideration for these acquisitions, which were all accounted for as business combinations, was $327.9 million. The acquisitions included the assets and certain liabilities of the following:

•	Corbett Aggregate Companies, LLC. ("Corbett") located in Quinton, New Jersey on April 7, 2017;

•	Harbor Ready-Mix ("Harbor") located in Redwood City, California on September 29, 2017;

•	A-1 Materials, Inc. ("A-1”) and L.C. Frey Company, Inc. ("Frey") (collectively “A-1/Frey”) located in San Carlos, California on September 29, 2017;

•	Action Supply Co., Inc. ("Action Supply") located in Philadelphia, Pennsylvania on September 29, 2017;

•	Polaris Materials Corporation ("Polaris") located in British Columbia, Canada on November 17, 2017; and

•	Three individually immaterial acquisitions in December 2017 consisting of two ready-mixed concrete operations and a software company.

The aggregate fair value consideration for these eight acquisitions, included $298.4 million in cash, $5.5 million in payments deferred over a four-year period, and fair value contingent consideration of $24.0 million. The combined assets acquired through these 2017 acquisitions included 409 acres of land, two aggregate facilities with approximately 130 million tons of proven aggregates reserves, 51 mixer trucks, seven ready-mix concrete plants and four aggregates distribution terminals. We funded the cash portion of the acquisitions through a combination of cash on hand and borrowings under our Revolving Facility (as defined in Note 7). Prior to the completion of the Polaris acquisition, we received two promissory notes from Polaris aggregating $18.1 million Canadian dollars, which were subsequently reclassified as intercompany loans upon completion of the acquisition and have been eliminated from our consolidated balance sheet. During the three months ended March 31, 2017, we incurred $0.2 million of transaction costs to effect the 2017 acquisitions, which are included in selling and general administrative expenses in our condensed consolidated statements of operations.

Our accounting for the 2017 business combinations is preliminary except for the Corbett acquisition. We expect to record adjustments as we accumulate information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, adjustments related to determination of the conclusion of tax attributes as of the acquisition date, total consideration and goodwill.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total consideration for the 2017 acquisitions and the preliminary amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands):

	Polaris	2017 Acquisitions (Excluding Polaris)
Cash	$20,678	$—
Accounts receivable(1)	4,661	1,110
Inventory	6,022	695
Other current assets	1,522	48
Property, plant and equipment	198,703	63,145
Other long-term assets	896	—
Definite-lived intangible assets	—	8,378
Total assets acquired	232,482	73,376
Current liabilities(2)	26,465	1,057
Other long-term liabilities	2,999	62
Total liabilities assumed	29,464	1,119
Non-controlling interest	21,442	—
Goodwill	61,192	12,842
Total consideration (fair value)(3)	$242,768	$85,099

(1)
Except for Polaris, the aggregate fair value of the 2017 acquisitions' acquired accounts receivable approximated the aggregate gross contractual amount. The fair value of Polaris's acquired accounts receivable was $4.7 million, which represented an aggregate gross contractual amount of $5.0 million, less estimated amounts not expected to be collected.

(2)	Current liabilities for Polaris included $14.2 million payable to the Company, which was eliminated in consolidation.

(3)	Included $29.5 million of deferred and contingent consideration for acquisitions other than Polaris.

Acquired Intangibles and Goodwill

A summary of the intangible assets acquired in 2018 and 2017 and their estimated useful lives is as follows (in thousands):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	7.20	$19,325
Non-compete agreements	5.00	1,794
Favorable Contract	3.67	384
Total		$21,503

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2018 and 2017 acquisitions was as follows (in thousands):

Year Ending December 31,
2018 (remainder of the year)	$2,499
2019	3,332
2020	3,315
2021	3,194
2022	3,165
Thereafter	5,387
Total	$20,892

During the three months ended March 31, 2018, we recorded $0.3 million of amortization expense related to these intangible assets. During the three months ended March 31, 2017, there was no amortization expense related to these intangible assets, as they were all subsequently acquired.

The goodwill ascribed to our acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill relates to our ready-mixed concrete and aggregate products segments. See Note 6 for the allocation of goodwill to our segments. We expect the goodwill to be deductible for tax purposes. See Note 9 for additional information regarding income taxes.

Actual Impact of Acquisitions

During the three months ended March 31, 2018, we recorded approximately $30.3 million of revenue and $0.1 million of operating loss in our condensed consolidated statements of operations related to the 2017 and 2018 acquisitions following their respective dates of acquisition. During the three months ended March 31, 2017, there were no acquisitions.

Unaudited Pro Forma Impact of Acquisitions

The information presented below reflects the unaudited pro forma combined financial results for the acquisitions completed during 2018 and 2017, excluding the individually immaterial acquisitions in 2018 and 2017 as described above, as historical financial results for these operations were not material and were impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations for the three months ended March 31, 2018 and 2017, as if the 2018 acquisitions had been completed on January 1, 2017 and the 2017 acquisitions had been completed on January 1, 2016 (in thousands, except per share information):

	Three Months Ended March 31,
	2018	2017
Revenue from continuing operations	$342,525	$342,017
Net income attributable to U.S. Concrete	$(2,731)	$7,620

Net income per share attributable to U.S. Concrete - basic	$(0.17)	$0.49
Net income per share attributable to U.S. Concrete - diluted	$(0.17)	$0.46

The above pro forma results are unaudited and were prepared based on the historical U.S. GAAP results of the Company and the historical results of the acquired companies for which financial information was available, based on data provided by the former owners. These results are not necessarily indicative of what the Company's actual results would have been had the 2018 acquisitions occurred on January 1, 2017, and the 2017 acquisitions occurred on January 1, 2016.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma net income attributable to U.S. Concrete and per share amounts above reflect the following adjustments (in thousands):

	Three Months Ended March 31,
	2018	2017
Increase in intangible amortization expense	$(479)	$(766)
Increase in depreciation expense	—	(1,175)
Exclusion of buyer transaction costs	499	231
Exclusion of seller transaction costs	—	3,224
Increase in expenses related to conversions from IFRS(1) to U.S. GAAP	—	(69)
Decrease in income tax expense	426	359
Increase in non-controlling loss	—	137

(1)	IFRS is defined as International Financial Reporting Standards as issued by the International Accounting Standards Board.

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

5.	INVENTORIES

Inventories were as follows (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$42,849	$44,238
Building materials for resale	2,871	2,192
Other	1,621	1,655
Total inventories	$47,341	$48,085

6.     GOODWILL AND OTHER INTANGIBLES

Goodwill

The changes in goodwill by reportable segment from December 31, 2017 to March 31, 2018 were as follows (in thousands):

	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Goodwill, gross at December 31, 2017	$139,834	$57,438	$13,212	$210,484
2018 acquisitions	15,971	—	859	16,830
Measurement period adjustments for prior year business combinations (1)	(337)	(2,133)	1,016	(1,454)
Goodwill, gross at March 31, 2018	155,468	55,305	15,087	225,860
Accumulated impairment at December 31, 2017 and March 31, 2018	(4,414)	(1,339)	—	(5,753)
Goodwill, net at March 31, 2018	$151,054	$53,966	$15,087	$220,107

(1)
The measurement period adjustments for the 2017 acquisitions recorded during 2018 primarily included $2.0 million of property, plant, and equipment and $0.4 million of definite-lived intangible assets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

Our purchased intangible assets were as follows (in thousands):

	As of March 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$101,618	$(31,246)	$70,372	5.36
Trade names	44,456	(8,888)	35,568	19.80
Non-competes	18,668	(9,347)	9,321	3.17
Leasehold interests	12,480	(3,799)	8,681	6.47
Favorable contracts	4,034	(3,320)	714	1.30
Total definite-lived intangible assets	181,256	(56,600)	124,656	9.37
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$182,734	$(56,600)	$126,134

(1)
Land rights acquired in a prior year acquisition will be reclassified to property, plant, and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

	As of December 31, 2017
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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, the estimated remaining amortization of our definite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2018 (remainder of the year)	$17,514
2019	21,633
2020	19,425
2021	17,881
2022	12,155
Thereafter	36,048
Total	$124,656

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheets are unfavorable lease intangibles with a gross carrying amount of $1.5 million and a net carrying amount of $1.0 million as of both March 31, 2018 and December 31, 2017. These unfavorable lease intangibles have a weighted average remaining life of 4.77 years as of March 31, 2018.

We recorded $5.4 million and $5.2 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended March 31, 2018 and 2017, respectively. This amortization expense is included in the accompanying condensed consolidated statements of operations.

7.	DEBT

Our debt and capital leases were as follows (in thousands):

	March 31, 2018	December 31, 2017
6.375% senior unsecured notes due 2024 and unamortized premium(1)	$609,562	$609,949
Senior secured credit facility	75,000	9,000
Capital leases	51,546	53,324
Other financing	29,980	31,886
Debt issuance costs	(10,360)	(10,823)
Total debt	755,728	693,336
Less: current maturities	(25,902)	(25,951)
Long-term debt, net of current maturities	$729,826	$667,385

(1)	The effective interest rates for these notes were 6.57% as of March 31, 2018 and 6.56% as of December 31, 2017.

Senior Secured Credit Facility

As of March 31, 2018, we had $17.5 million of undrawn standby letters of credit under our senior secured credit facility ("Revolving Facility"). The weighted average interest rate for the facility was 2.95% as of March 31, 2018.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at March 31, 2018 was $137.7 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of March 31, 2018, we were in compliance with all covenants under the loan agreement that governs the Revolving Facility.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	FAIR VALUE DISCLOSURES

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Contingent consideration, including current portion (1)	$60,997	$—	$—	$60,997
	$60,997	$—	$—	$60,997

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Contingent consideration, including current portion (1)	$61,817	$—	$—	$61,817
	$61,817	$—	$—	$61,817

(1)
The current portion of contingent consideration is included in accrued liabilities in our condensed consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our condensed consolidated balance sheets.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the valuation inputs for the fair value estimates of our contingent consideration associated with the 2015 acquisition of Ferrara Bros. Building Materials Corp. ("Ferrara Bros"), 2017 acquisition of Corbett, 2015 acquisition of Right Away Redy Mix, Inc. ("Right Away"), 2018 acquisition of On Time, 2015 acquisition of DuBrook Concrete, Inc. ("DuBrook") and two of the individually immaterial 2017 acquisitions ("Other").

	As of March 31, 2018
Valuation Inputs	Ferrara Bros	Corbett	Right Away	On Time	DuBrook	Other
Fair value (in millions)	$33.1	$21.0	$2.1	$0.9	$0.5	$3.4
Discount rate	11.75%	5.00%	9.75%	3.70%	15.75%	3.70%
Payment cap (in millions)	$35.0	$23.0	$2.2	$1.0	$0.5	$3.9
Expected payment period remaining (in years)	4	5	2	1	1	5
Management projections of the payout criteria	EBITDA	Permitted reserves	Volumes	Volumes	Volumes	Certain other criteria

	As of December 31, 2017
Valuation Inputs	Ferrara Bros	Corbett	Right Away	DuBrook	Other
Fair value (in millions)	$33.0	$20.9	$4.1	$0.5	$3.3
Discount rate	11.75%	5.00%	9.75%	15.75%	3.70%
Payment cap (in millions)	$35.0	$23.0	$4.3	$0.5	$3.9
Minimum payment period from the acquisition date (in years)	4	2	4	2	5
Management projections of the payout criteria	EBITDA	Permitted reserves	Volumes	Volumes	Certain other criteria

The following table provides a reconciliation of the changes in Level 3 fair value measurements from December 31, 2017 to March 31, 2018 (in thousands):

Contingent Consideration
Balance at December 31, 2017	$61,817
Acquisitions (1)	893
Increases in contingent consideration valuation	368
Payments of contingent consideration	(2,081)
Balance at March 31, 2018	$60,997

(1)	Represents the fair value of the contingent consideration associated with the On Time acquisition as of the acquisition date.

The liabilities for the Right Away earn-out and the Ferrara Bros contingent consideration were valued using Monte Carlo simulations, which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liabilities for the Corbett and the On Time contingent consideration were valued using the income approach, which incorporated probability-weighted assumptions related to the achievement of specific milestones mentioned above. The liability for the DuBrook earn-out was valued using a discounted cash flow technique. Inputs into the models were based upon observable market data where possible. Where observable market data did not exist, we modeled inputs based upon similar observable inputs.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable, and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 6.375% senior unsecured notes due 2024 ("2024 Notes"), which was estimated based on quoted market prices (i.e., Level 2 inputs), was $623.2 million as of March 31, 2018. The carrying value of the outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate.

9.	INCOME TAXES

We recorded income tax expense allocated to continuing operations of $1.7 million and $6.7 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, our effective tax rate differed from the federal statutory rate primarily due to the fact that our Canadian operations had a net pre-tax loss for which no income tax benefit is recorded because of a related full valuation allowance. Our other entities had net pre-tax income and recorded corresponding net income tax expense, which included cumulative adjustments related to deferred income taxes in the amount of $1.3 million. For the three months ended March 31, 2017, our effective tax rate was higher than the federal statutory tax rate primarily due to adjustments related to certain state net operating loss carryforwards that will not be utilized prior to expiration and other cumulative adjustments to deferred income taxes, which resulted in additional income tax expense. In addition, both periods were impacted by certain state income taxes that were calculated on a basis other than pre-tax income (loss).

In accordance with U.S. GAAP, we reduce the value of deferred tax assets to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on generating sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of March 31, 2018 and December 31, 2017 for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability was approximately $3.1 million as of March 31, 2018 and $4.8 million as of December 31, 2017.

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the three months ended March 31, 2018 and 2017, we recorded unrecognized tax benefits of $0.1 million and $0.6 million, respectively.

On December 22, 2017, the President signed into law “H.R.1” for U.S. tax reform legislation (the “Tax Act”). Among other items, the Tax Act lowered the corporate federal statutory tax rate from 35% to 21%. We estimate a decrease to our 2018 tax expense primarily due to the lower blended effective U.S. federal tax rate.

The Tax Act also contains certain provisions that could impact our taxable income beginning in tax year 2018, including, but not limited to (1) a Base Erosion Anti-abuse Tax ("BEAT"), which is a new minimum tax; (2) general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a mechanism to tax currently global intangible low taxed income ("GILTI"), which allows for the possibility of utilizing foreign tax credits and a deduction equal to 50% to offset the income tax liability (subject to some limitations); (4) allowing us to elect treatment of the GILTI as a period cost or in deferred taxes; (5) a limit on the amount of deductible interest expense; (6) the repeal of the domestic production activity deduction; (7) limitations on the deductibility of certain executive compensation; and (8) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shortly after the Tax Act was enacted, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. This guidance provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date. For the period ended December 31, 2017, we recorded provisional amounts related to the remeasurement of our deferred income tax assets and liabilities based on the income tax rates that are expected to be in effect at the time the tax deduction or taxable item will be reported in our income tax returns, as well as assessed our ability to realize deferred income tax assets in the future under the new rules of the Tax Act. Additionally, we assessed the impacts of the new provisions associated with the deductibility of executive compensation under Internal Revenue Code Section 162(m), and the associated “grandfathering” rules within the Tax Act to provide taxpayers transition relief when applying the change in law. At March 31, 2018, we have not completed our accounting for the income tax effects of the Tax Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred income tax balances. We will monitor future guidance set forth by the U.S. Department of Treasury with regard to the new provisions under the Tax Act, and true up provisional amounts as appropriate within the one-year measurement period required under SAB 118.

10.	NET EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) attributable to U.S. Concrete by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) attributable to U.S. Concrete by the weighted average number of common shares outstanding during the period after giving effect to all potentially dilutive securities outstanding during the period.

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018 (1)	2017
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to U.S. Concrete	$(3,858)	$7,002
Loss from discontinued operations, net of taxes	—	(122)
Net income (loss) attributable to U.S. Concrete	$(3,858)	$6,880

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding	16,423	15,498
Restricted stock and restricted stock units	—	117
Warrants	—	851
Stock options	—	17
Diluted weighted average common shares outstanding	16,423	16,483

(1)
We reported a loss from continuing operations attributable to U.S. Concrete for the three months ended March 31, 2018; therefore, the share count used in the basic and diluted earnings per share calculation is the same.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they have not met their performance target:

	Three Months Ended March 31,
	2018	2017
Potentially dilutive shares:
Unvested restricted stock awards and restricted stock units	386	165
Stock options	17	—
Total potentially dilutive shares	403	165

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS AND CONTINGENCIES

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

In the future, we may receive funding deficiency demands related to multi-employer pension plans to which we contribute.  We are unable to estimate the amount of any potential future funding deficiency demands because the actions of each of the contributing employers in the plans has an effect on each of the contributing employers and the development of a rehabilitation plan by the trustees and subsequent submittal to and approval by the Internal Revenue Service is not predictable. Further, the allocation of fund assets and return assumptions by trustees are variable, as are actual investment returns relative to the plan assumptions.

As of March 31, 2018, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to March 31, 2018.

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2018.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Royalty Assessment

In 2014, Eagle Rock Materials Ltd. (“ERM”), a Polaris subsidiary, was notified by the British Columbia Ministry of Forests, Lands and Natural Resource Operations that royalties were due for 2012 and 2013, based on the tenure date, in respect of Polaris’s quarrying lease for the Eagle Rock Quarry project. In 2016, ERM was notified that further royalties were due for 2014, 2015 and 2016 (up to October) based on the tenure date, and in 2017, ERM was notified of interest charges of $0.4 million. The total royalties and interest claimed to date are approximately $2.2 million, which the Company, through its Polaris subsidiary, is disputing. Polaris’s position is that royalties are only payable based on actual production, in accordance with a written undertaking from the responsible government agency prior to commencement of the lease, and as the project has not been developed, no royalties are currently due. Accordingly, the Company has currently not recorded a provision for the royalty assessment.

Insurance Programs

We maintain third-party insurance coverage against certain workers' compensation, automobile and general liability risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles subject to aggregate annual loss limitations.  Generally, our deductible retentions per occurrence for auto, workers’ compensation and general liability insurance programs are $1.0 million, although certain of our operations are self-insured for workers’ compensation.  We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount recorded in accrued liabilities and other long-term obligations in our condensed consolidated balance sheet for estimated losses was $19.7 million as of March 31, 2018 and $19.2 million as of December 31, 2017.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $34.5 million in performance bonds that various contractors, states and municipalities have required as of March 31, 2018. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of March 31, 2018.

Employment Agreements

We have employment agreements with executive officers and certain key members of management under which severance payments would become payable in the event of specified terminations without cause or after a change of control.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	SEGMENT INFORMATION

Our two reportable segments consist of ready-mixed concrete and aggregate products as described below.

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, Northern California, New York, New Jersey, Pennsylvania, Washington, D.C., Oklahoma and the U.S. Virgin Islands. Our aggregate products segment includes crushed stone, sand and gravel products and serves the markets in which our ready-mixed concrete segment operates as well as the West Coast and Hawaii. Other products not associated with a reportable segment include our aggregates distribution operations, building materials stores, hauling operations, lime slurry, ARIDUS® Rapid Drying Concrete technology, brokered product sales, recycled aggregates operation and an industrial waterfront marine terminal and sales yard. The financial results of the acquisitions have been included in their respective reportable segment or in other products, as applicable, as of their respective acquisition dates.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense, loss on extinguishment of debt, derivative income (loss), the non-cash change in value of contingent consideration, impairment of goodwill and other assets, hurricane-related losses, quarry dredge costs for a specific event, purchase accounting adjustments for inventory and foreign currency losses resulting from the Polaris acquisition. Other impacts excluded from our Adjusted EBITDA are non-cash stock compensation expense, acquisition-related costs and officer transition expenses. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded for use in calculating our compliance with debt covenants.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt, and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies, and may not be comparable to similarly titled measures used in the agreements governing our debt.

We generally account for inter-segment sales at market prices. Corporate includes executive, administrative, financial, legal, human resources, business development and risk management activities that are not allocated to reportable segments and are excluded from segment Adjusted EBITDA. Eliminations include transactions to account for intercompany activity.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
Ready-mixed concrete
Sales to external customers	$289,240	$275,456
Aggregate products
Sales to external customers	19,455	9,297
Intersegment sales	13,223	8,527
Total aggregate products	32,678	17,824
Total reportable segment revenue	321,918	293,280
Other products and eliminations	5,869	5,853
Total revenue	$327,787	$299,133

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$40,967	$41,504
Aggregate products	5,030	3,997
Total reportable segment Adjusted EBITDA	$45,997	$45,501

Reconciliation of Total Reportable Segment Adjusted EBITDA to Income (Loss) From Continuing Operations:
Total reportable segment Adjusted EBITDA	$45,997	$45,501
Other products and eliminations from operations	(1,639)	2,857
Corporate overhead	(15,470)	(10,992)
Depreciation, depletion and amortization for reportable segments	(18,271)	(14,853)
Hurricane-related losses for reportable segments	(307)	—
Quarry dredge costs for specific event for reportable segment	(191)	—
Purchase accounting adjustments for inventory	(706)	—
Interest expense, net	(11,309)	(10,142)
Corporate derivative income	—	1,856
Change in value of contingent consideration for reportable segments	(368)	(608)
Corporate, other products and eliminations other income, net	100	85
Income (loss) from continuing operations before income taxes	(2,164)	13,704
Income tax expense	(1,652)	(6,702)
Income (loss) from continuing operations	$(3,816)	$7,002

Capital Expenditures:
Ready-mixed concrete	$6,518	$6,107
Aggregate products	828	4,268
Other products and corporate	1,029	343
Total capital expenditures	$8,375	$10,718

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2018	2017
Revenue by Product:
Ready-mixed concrete	$289,240	$275,456
Aggregate products	19,455	9,297
Aggregates distribution	9,392	5,453
Building materials	5,861	4,070
Lime	2,292	2,695
Hauling	1,112	1,341
Other	435	821
Total revenue	$327,787	$299,133

	As of March 31, 2018	As of December 31, 2017
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$281,171	$266,584
Aggregate products	328,020	314,573
Other products and corporate	55,403	55,111
Total identifiable assets	$664,594	$636,268

13.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Our 2024 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by each direct and indirect domestic subsidiary of the Company, each a guarantor subsidiary. Each guarantor subsidiary is directly or indirectly 100% owned by the Company. Neither the net book value nor the purchase price of any of our recently acquired guarantor subsidiaries were 20% or more of the aggregate principal amount of our 2024 Notes. The 2024 Notes are not guaranteed by any direct or indirect foreign subsidiaries of the Company, each a non-guarantor subsidiary. Consequently, we are required to provide condensed consolidating financial information in accordance with Rule 3-10 of Regulation S-X.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$19,533	$17,083	$—	$36,616
Trade accounts receivable, net	—	207,691	5,663	—	213,354
Inventories	—	41,404	5,937	—	47,341
Prepaid expenses	—	9,093	367	—	9,460
Other receivables	2,683	13,325	65	—	16,073
Other current assets	—	1,476	3	—	1,479
Intercompany receivables	14,463	—	—	(14,463)	—
Total current assets	17,146	292,522	29,118	(14,463)	324,323
Property, plant and equipment, net	—	445,784	218,810	—	664,594
Goodwill	—	158,915	61,192	—	220,107
Intangible assets, net	—	123,736	2,398	—	126,134
Deferred income taxes	—	—	674	(674)	—
Investment in subsidiaries	547,526	—	—	(547,526)	—
Long-term intercompany receivables	403,493	—	—	(403,493)	—
Other assets	—	6,214	947	—	7,161
Total assets	$968,165	$1,027,171	$313,139	$(966,156)	$1,342,319
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17	$113,901	$1,811	$—	$115,729
Accrued liabilities	15,556	63,157	5,325	—	84,038
Current maturities of long-term debt	—	25,274	628	—	25,902
Intercompany payables	—	—	14,463	(14,463)	—
Total current liabilities	15,573	202,332	22,227	(14,463)	225,669
Long-term debt, net of current maturities	674,202	55,022	602	—	729,826
Other long-term obligations and deferred credits	830	80,781	2,922	—	84,533
Deferred income taxes	—	3,797	—	(674)	3,123
Long-term intercompany payables	—	274,832	128,661	(403,493)	—
Total liabilities	690,605	616,764	154,412	(418,630)	1,043,151
Total shareholders' equity	277,560	410,407	137,119	(547,526)	277,560
Non-controlling interest	—	—	21,608	—	21,608
Total equity	277,560	410,407	158,727	(547,526)	299,168
Total liabilities and equity	$968,165	$1,027,171	$313,139	$(966,156)	$1,342,319

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$308,829	$18,958	$—	$327,787
Cost of goods sold before depreciation, depletion and amortization	—	250,616	16,616	—	267,232
Selling, general and administrative expenses	—	29,602	2,674	—	32,276
Depreciation, depletion and amortization	—	17,285	3,290	—	20,575
Change in value of contingent consideration	43	325	—	—	368
Loss (gain) on sale of assets, net	—	(190)	—	—	(190)
Operating income (loss)	(43)	11,191	(3,622)	—	7,526
Interest expense, net	9,769	891	649	—	11,309
Other income	—	(1,004)	(615)	—	(1,619)
Income (loss) before income taxes and equity in earnings of subsidiaries	(9,812)	11,304	(3,656)	—	(2,164)
Income tax expense (benefit)	(2,683)	4,364	(29)	—	1,652
Income (loss), net of taxes and before equity in earnings of subsidiaries	(7,129)	6,940	(3,627)	—	(3,816)
Equity in earnings of subsidiaries	3,271	—	—	(3,271)	—
Net income (loss)	(3,858)	6,940	(3,627)	(3,271)	(3,816)
Less: Net income attributable to non-controlling interest	—	—	(42)	—	(42)
Net income (loss) attributable to U.S. Concrete	$(3,858)	$6,940	$(3,669)	$(3,271)	$(3,858)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$294,023	$5,110	$—	$299,133
Cost of goods sold before depreciation, depletion and amortization	—	231,291	4,468	—	235,759
Selling, general and administrative expenses	—	25,198	619	—	25,817
Depreciation, depletion and amortization	—	15,368	491	—	15,859
Change in value of contingent consideration	141	467	—	—	608
Loss (gain) on sale of assets, net	—	(194)	2	—	(192)
Operating income (loss)	(141)	21,893	(470)	—	21,282
Interest expense, net	9,699	443	—	—	10,142
Derivative income	(1,856)	—	—	—	(1,856)
Other expense (income), net	—	(751)	43	—	(708)
Income (loss) from continuing operations, before income taxes and equity in earnings of subsidiaries	(7,984)	22,201	(513)	—	13,704
Income tax expense (benefit)	(3,765)	10,487	(20)	—	6,702
Income (loss) from continuing operations, net of taxes and before equity in earnings of subsidiaries	(4,219)	11,714	(493)	—	7,002
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(122)	—	—	(122)
Income (loss), net of taxes and before equity in earnings of subsidiaries	(4,219)	11,592	(493)	—	6,880
Equity in earnings of subsidiaries	11,099	—	—	(11,099)	—
Net income (loss)	$6,880	$11,592	$(493)	$(11,099)	$6,880

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(698)	$32,285	$660	$(6,311)	$25,936
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(7,828)	(547)	—	(8,375)
Payments for acquisitions, net of cash acquired	—	(60,250)	—	—	(60,250)
Proceeds from sale of property, plant and equipment	—	254	8	—	262
Proceeds from disposals of businesses	—	72	—	—	72
Insurance proceeds from property loss claims	—	1,634	—	—	1,634
Net cash provided by (used in) investing activities	—	(66,118)	(539)	—	(66,657)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	135,650	—	—	—	135,650
Repayments of revolver borrowings	(69,650)	—	—	—	(69,650)
Proceeds from exercise of stock options	28	—	—	—	28
Payments of other long-term obligations	(1,390)	(2,150)	—	—	(3,540)
Payments for other financing	—	(6,265)	(154)	—	(6,419)
Other treasury share purchases	(1,233)	—	—	—	(1,233)
Intercompany funding	(62,707)	54,811	1,585	6,311	—
Net cash provided by (used in) financing activities	698	46,396	1,431	6,311	54,836
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(80)	—	(80)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	12,563	1,472	—	14,035
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	6,970	15,611	—	22,581
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$19,533	$17,083	$—	$36,616

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$40,091	$33,791	$1,536	$(45,874)	$29,544
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(9,138)	(1,580)	—	(10,718)
Payments for acquisitions, net of cash acquired	469	(3,200)	—	—	(2,731)
Proceeds from sale of property, plant and equipment	—	485	—	—	485
Proceeds from disposals of businesses	—	294	—	—	294
Investment in subsidiaries	(646)	—	—	646	—
Net cash provided by (used in) investing activities	(177)	(11,559)	(1,580)	646	(12,670)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	211,500	—	—	—	211,500
Proceeds from exercise of stock options and warrants	327	—	—	—	327
Payments of other long-term obligations	(2,925)	(1,575)	—	—	(4,500)
Payments for other financing	—	(4,246)	—	—	(4,246)
Debt issuance costs	(3,170)	—	—	—	(3,170)
Other treasury share purchases	(735)	—	—	—	(735)
Intercompany funding	(244,911)	199,170	513	45,228	—
Net cash provided by (used in) financing activities	(39,914)	193,349	513	45,228	199,176
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	215,581	469	—	216,050
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	75,576	198	—	75,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$291,157	$667	$—	$291,824

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our commitments not discussed below and our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Our Business

U.S. Concrete, Inc. is a Delaware corporation founded and incorporated in 1997. We began operations in 1999, which is the year we completed our initial public offering. In this report, we refer to U.S. Concrete, Inc. and its consolidated subsidiaries as "we," "us," "our," the "Company" or "U.S. Concrete", unless we specifically state otherwise, or the context or content indicates otherwise. We are a leading producer of ready-mixed concrete in select geographic markets in the United States and the U.S. Virgin Islands. We operate our business through two primary segments: ready-mixed concrete and aggregate products. Ready-mixed concrete is an important building material used in the vast majority of commercial, residential and public works construction projects. Aggregate products are granular raw materials essential in the production of ready-mixed concrete.

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 88.2% of our revenue for the three months ended March 31, 2018) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New Jersey, New York, Washington, D.C., Pennsylvania, California, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs. We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.

Aggregate Products. Our aggregate products segment (which represented 5.9% of our revenue for the three months ended March 31, 2018, excluding $13.2 million of intersegment sales) produces crushed stone, sand and gravel from 19 aggregates facilities located in New Jersey, Texas, Oklahoma, the U.S. Virgin Islands and British Columbia, Canada. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete in the markets served by the aggregates facilities. We produced approximately 1.9 million tons of aggregates during the three months ended March 31, 2018, with British Columbia, Canada representing 43%, Texas / Oklahoma representing 38%, New Jersey representing 16%, and the U.S. Virgin Islands representing 3% of the total. We consumed 49% of our aggregate production internally and sold 51% to third-party customers during the three months ended March 31, 2018. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own sand pit operations in Michigan and one quarry in West Texas, which we lease to third parties and receive a royalty based on the volumes produced and sold during the terms of the leases.

Cement and Other Raw Materials

We obtain most of the materials necessary to manufacture ready-mixed concrete on a daily basis. These materials include cement, other cementitious materials (fly ash and blast furnace slag), and aggregate products (stone, gravel and sand), in addition to certain chemical admixtures.  With the exception of chemical admixtures, each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Our inventory levels do not decline significantly or comparatively with declines in revenue during seasonally low periods. We generally maintain inventory at specified levels to maximize purchasing efficiencies and to be able to respond quickly to customer demand.

Typically, cement, other cementitious materials, and aggregates represent the highest-cost materials used in manufacturing a cubic yard of ready-mixed concrete.  We purchase cement from a few suppliers in each of our major geographic markets.  Chemical admixtures are generally purchased from suppliers under national purchasing agreements.

Overall, prices for cement and aggregate products increased in the first three months of 2018, compared to the same period in 2017, in most of our major geographic markets. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregate products.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregate products.

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

In our ready-mixed concrete operations, our average selling prices increased 2.0% for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, resulting in the 28th consecutive quarter of increased average selling prices year-over-year. Our sales volume also increased 2.2% to 2.1 million cubic yards for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increases in average selling prices and sales volume were driven largely by ready-mixed concrete segment acquisitions completed in the past year.

Acquisitions

We completed three acquisitions during the three months ended March 31, 2018 that expanded our ready-mixed concrete operations in our Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania) and expanded our ready-mixed concrete and aggregate products operations in West Texas. In addition, we completed eight acquisitions during 2017, the majority of which occurred during the period from September 29, 2017 to December 31, 2017. The 2017 acquisitions expanded our ready-mixed concrete operations in Northern California, facilitated vertical integration on the West Coast and expanded our aggregates operations in the Atlantic Region.

For additional information on our acquisitions see Note 4, "Business Combinations" to our condensed consolidated financial statements included in Part I of this report.

Results of Operations

The following table sets forth selected statement of operations information.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017	%(1)
	(unaudited)
Revenue	$327,787	$299,133	9.6%
Cost of goods sold before depreciation, depletion and amortization	267,232	235,759	13.3
Selling, general and administrative expenses	32,276	25,817	25.0
Depreciation, depletion and amortization	20,575	15,859	29.7
Change in value of contingent consideration	368	608	(39.5)
Gain on sale of assets, net	(190)	(192)	(1.0)
Operating income	7,526	21,282	(64.6)
Interest expense, net	11,309	10,142	11.5
Derivative income	—	(1,856)	(100.0)
Other income, net	(1,619)	(708)	128.7
Income (loss) from continuing operations before income taxes	(2,164)	13,704	(115.8)
Income tax expense	1,652	6,702	(75.4)
Income (loss) from continuing operations	(3,816)	7,002	(154.5)
Loss from discontinued operations, net of taxes	—	(122)	(100.0)
Net income (loss)	(3,816)	6,880	(155.5)
Less: Net income attributable to non-controlling interest	(42)	—	NM
Net income (loss) attributable to U.S. Concrete	$(3,858)	$6,880	(156.1)%

Ready-mixed Concrete Data:
Average selling price per cubic yard	$136.99	$134.28	2.0%
Sales volume in cubic yards	2,095	2,049	2.2%

Aggregate Products Data:
Average selling price per ton	$14.36	$12.59	14.1%
Sales volume in tons	2,135	1,246	71.3%
(1)    "NM" is defined as "not meaningful".

Revenue. Revenue for the three months ended March 31, 2018, grew 9.6%, or $28.7 million, compared to the prior year first quarter. Revenue during the 2018 first quarter benefited from our acquisitions while being negatively impacted by adverse weather conditions. We estimate that acquisitions completed since April 1, 2017 accounted for $30.3 million of revenue during the three months ended March 31, 2018. While weather during the first quarter of 2017 in New York/New Jersey and North Texas was unseasonably warm, in 2018 the New York/New Jersey area experienced four snowstorms and North Texas experienced record cold temperatures, as well as more rain than in the prior year, including the wettest February on record in the Dallas/Fort Worth metropolitan area in 2018.

In the first quarter of 2018, ready-mixed concrete sales, including revenue from recent acquisitions, contributed $13.8 million or 48.1%, of our revenue growth, driven by a 2.2% increase in volume and a 2.0% increase in our average selling price. Aggregate products sales, including revenue from recent acquisitions, contributed $14.9 million or 51.9%, of our revenue growth driven by a 71.3% increase in volume and a 14.1% increase in the average selling price. Other products revenue and eliminations, which includes building materials stores, hauling operations, lime slurry, brokered product sales, recycled aggregates, aggregates distribution, an industrial waterfront marine terminal and sales yard, and eliminations of our intersegment sales, remained flat at $5.9 million in the first quarter of 2018 and 2017.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $31.4 million, or 13.3%, in the first quarter of 2018 compared to the prior year quarter. As a percentage of revenue, cost of goods sold before DD&A increased by 2.7% in the first quarter of 2018 compared to the first quarter of 2017. Our costs increased primarily due to volume growth resulting from acquisitions, resulting in higher material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, utilities, and repairs and maintenance. During the first quarter of 2018, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the comparable prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. In addition, we incurred incremental weather-related costs and some material cost increases that we were not able to immediately pass along to our customers.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $6.5 million, or 25.0%, for the quarter ended March 31, 2018, in comparison to the corresponding 2017 quarter. The increase resulted from various factors, including acquisition-related costs, non-cash stock compensation expense and increased personnel-related costs to support our growth initiatives and acquisition strategy as well as the impact of additional SG&A from recent acquisitions. As a percentage of revenue, SG&A expenses increased to 9.8% in the 2018 first quarter from 8.6% in the 2017 first quarter.

Depreciation, depletion and amortization. DD&A expense increased $4.7 million, or 29.7%, for the quarter ended March 31, 2018, in the corresponding quarter of 2017, primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or acquired through acquisitions.

Change in value of contingent consideration.  These non-cash expenses are related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $61.0 million at March 31, 2018, included discount rates ranging from 3.70% to 15.75% and management's estimates of future sales volumes, permitted reserves and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each reporting period. The non-cash expenses from fair value changes in contingent consideration for the first three months of 2018 and 2017 were primarily due to the passage of time.

Operating income. Operating income decreased $13.8 million to $7.5 million in the first quarter of 2018 from $21.3 million in the corresponding quarter of 2017. As a percentage of revenue, operating margin decreased to 2.3% for the quarter ended March 31, 2018, from 7.1% during the same quarter of 2017, primarily reflecting higher SG&A and DD&A expenses and the negative impact of weather-related delays in some of our major markets.

Interest expense, net.  Net interest expense increased by $1.2 million for the quarter ended March 31, 2018, from the comparable 2017 quarter primarily due to borrowings under our revolving credit facility.

Derivative income.  For the quarter ended March 31, 2017, we recorded non-cash derivative income of $1.9 million related to fair value changes in our outstanding warrants that were issued on August 31, 2010 (the "Warrants") and expired on August 31, 2017. Each quarter the Warrants were outstanding, we determined the fair value of our derivative liabilities, and the changes resulted in either income or loss.

Income taxes.  For the quarters ended March 31, 2018 and 2017, we recorded income tax expense allocated to continuing operations of approximately $1.7 million and $6.7 million, respectively. For the quarter ended March 31, 2018, our effective tax rate differed from the federal statutory rate primarily due to the fact that our Canadian operations had a net pre-tax loss for which no income tax benefit was recorded because of a related full valuation allowance. Our other entities had net pre-tax income and recorded corresponding net income tax expense, which included cumulative adjustments related to deferred income taxes in the amount of $1.3 million. For the quarter ended March 31, 2017, our effective tax rate differed from the federal statutory rate primarily due to adjustments related to certain state net operating loss carryforwards that will not be utilized prior to expiration and other cumulative adjustments to deferred income taxes, which resulted in additional income tax expense. In addition, both periods were impacted by certain state income taxes that were calculated on a basis other than pre-tax income (loss).

In accordance with U.S. GAAP, we reduce the value of deferred tax assets to the amount that is more likely than not to be realized in future periods. The ultimate realization of the benefit of deferred tax assets from deductible temporary differences or tax carryovers depends on generating sufficient taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on these considerations, we relied upon the reversal of certain deferred tax liabilities to realize a portion of our deferred tax assets and established valuation allowances as of March 31, 2018 and December 31, 2017 for other deferred tax assets because of uncertainty regarding their ultimate realization. Our total net deferred tax liability was approximately $3.1 million as of March 31, 2018 and $4.8 million as of December 31, 2017.

Under U.S. tax law, we treat our Canadian and U.S. Virgin Island subsidiaries as controlled foreign corporations. As such, we consider our undistributed earnings of our Canadian and U.S. Virgin Island subsidiaries, if any, to be indefinitely reinvested and, accordingly, we do not record any incremental U.S. taxes thereon.

On December 22, 2017, the President signed into law “H.R.1” for U.S. tax reform legislation (the “Tax Act”). Among other items, the Tax Act lowered the corporate federal statutory tax rate from 35% to 21%. We estimate a decrease to our 2018 tax expense primarily due to the lower blended effective U.S. federal tax rate.

The Tax Act also contains certain provisions that could impact our taxable income beginning in tax year 2018, including, but not limited to (1) a Base Erosion Anti-abuse Tax ("BEAT"), which is a new minimum tax; (2) general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a mechanism to tax currently global intangible low taxed income ("GILTI"), which allows for the possibility of utilizing foreign tax credits and a deduction equal to 50% to offset the income tax liability (subject to some limitations); (4) allowing us to elect treatment of the GILTI as a period cost or in deferred taxes; (5) a limit on the amount of deductible interest expense; (6) the repeal of the domestic production activity deduction; (7) limitations on the deductibility of certain executive compensation; and (8) limitations on the utilization of foreign tax credits to reduce the U.S. income tax liability.

Shortly after the Tax Act was enacted, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. This guidance provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date. For the period ended December 31, 2017, we recorded provisional amounts related to the remeasurement of our deferred income tax assets and liabilities based on the income tax rates that are expected to be in effect at the time the tax deduction or taxable item will be reported in our income tax returns, as well as assessed our ability to realize deferred income tax assets in the future under the new rules of the Tax Act. Additionally, we assessed the impacts of the new provisions associated with the deductibility of executive compensation under Internal Revenue Code Section 162(m), and the associated “grandfathering” rules within the Tax Act to provide taxpayers transition relief when applying the change in law. At March 31, 2018, we have not completed our accounting for the income tax effects of the Tax Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred income tax balances. We will monitor future guidance set forth by the U.S. Department of Treasury with regard to the new provisions under the Tax Act, and true up provisional amounts as appropriate within the one-year measurement period required under SAB 118.

Segment information

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense, loss on extinguishment of debt, derivative income (loss), the non-cash change in value of contingent consideration, impairment of goodwill and other assets, hurricane-related losses, quarry dredge costs for a specific event, purchase accounting adjustments for inventory and foreign currency losses resulting from the Polaris acquisition. Other impacts excluded from our Adjusted EBITDA are non-cash stock compensation expense, acquisition-related costs and officer transition expenses. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded for use in calculating our compliance with debt covenants.

We consider Adjusted EBITDA to be an indicator of the operational strength and performance of our business. We have included Adjusted EBITDA because it is a key financial measure used by our management to (1) internally measure our operating performance and (2) assess our ability to service our debt, incur additional debt and meet our capital expenditure requirements.

Adjusted EBITDA should not be construed as an alternative to, or a better indicator of, operating income or loss, is not based on U.S. GAAP, and is not a measure of our cash flows or ability to fund our cash needs. Our measurements of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies, and may not be comparable to similarly titled measures used in agreements that govern our debt.

See Note 12, "Segment Information," to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes.

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017	%

Ready-mixed Concrete Segment:
Revenue	$289,240	$275,456	5.0%
Segment revenue as a percentage of total revenue	88.2%	92.1%

Adjusted EBITDA	$40,967	$41,504	(1.3)%
Adjusted EBITDA as a percentage of segment revenue	14.2%	15.1%

Ready-mixed Concrete Data:
Average selling price per cubic yard(1)	$136.99	$134.28	2.0%
Sales volume in cubic yards	2,095	2,049	2.2%

(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Revenue.  Our ready-mixed concrete sales provided 88.2% and 92.1% of our total revenue in the first quarter of 2018 and 2017, respectively. Segment revenue for the first quarter of 2018 increased $13.8 million, or 5.0%, from the comparable 2017 period. Revenue during the first quarter of 2018 benefited from our acquisitions, while being negatively impacted by adverse weather conditions in our Atlantic Region and North Texas market. We estimate that acquisitions completed since April 1, 2017 contributed $13.3 million of revenue to our first quarter of 2018 ready-mixed concrete segment.

The first quarter of 2018 revenue reflected a 2.2% increase in sales volume as compared to the first quarter of 2017, or 46 thousand cubic yards, providing $6.2 million, or approximately 44.9%, of our ready-mixed concrete revenue growth and a 2.0% increase in average selling price, providing $7.6 million, or approximately 55.1%, of our ready-mixed concrete revenue growth.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment declined slightly to $41.0 million in the first quarter of 2018 from $41.5 million in the first quarter of 2017, a decrease of $0.5 million, or 1.3%. Although sales volumes increased 2.2% and the average sales price increased 2.0%, the revenue increase was more than offset by increased cost of goods sold. Our variable costs, which include primarily material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume and recent acquisitions. During the first quarter of 2018, we also experienced certain raw materials price increases from our vendors, which increased our cost of goods sold. While we are generally able to pass these price increases along to our customers, due to the timing of certain of the increases, we were unable to immediately recoup the full impact. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2018 first quarter compared to the prior year first quarter due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and mixer trucks compared to the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 14.2% in the first quarter of 2018 versus 15.1% in 2017, reflecting the geographic and project mix of our revenue and costs and the negative impact of weather-related delays in some of our major markets.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended March 31,		Increase/ (Decrease)
	2018	2017	%
Aggregate Products Segment:
Sales to external customers	$19,455	$9,297
Intersegment sales	13,223	8,527
Total Aggregates products revenue	$32,678	$17,824	83.3%
Segment revenue, excluding intersegment sales, as a percentage of total revenue	5.9%	3.1%

Adjusted EBITDA	$5,030	$3,997	25.8%
Adjusted EBITDA as a percentage of total segment revenue	15.4%	22.4%

Aggregate Products Data:
Average selling price per ton(1)	$14.36	$12.59	14.1%
Sales volume in tons	2,135	1,246	71.3%

(1) Calculation excludes certain ancillary revenue reported within the segment.

Revenue.  Sales for our aggregate products segment provided 5.9% and 3.1% of our total revenue for the first quarter of 2018 and 2017, respectively, excluding intersegment sales of $13.2 million and $8.5 million, respectively. Segment revenue increased $14.9 million, or 83.3%, compared to prior year levels, primarily due to acquisitions in 2017 offset by adverse weather conditions in our Atlantic Region and North Texas market. We estimate that acquisitions completed since April 1, 2017 contributed $17.6 million of revenue to our first quarter of 2018 aggregate products revenue.

We sell our aggregate products to external customers and also sell them internally to our ready-mixed concrete segment at market price. Our average selling price increased 14.1% in the first quarter of 2018 as compared to the first quarter of 2017.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased by $1.0 million to $5.0 million in the first quarter of 2018 from $4.0 million in the first quarter of 2017. Although sales volumes increased 71.3% and the average sales price increased 14.1%, which resulted in higher revenue, the revenue increase was partially offset by increased cost of goods sold associated with the volume growth, as well as increased SG&A and DD&A expenses related to our acquisitions and the negative impact of adverse weather conditions in our Atlantic Region and North Texas market. Overall, our segment Adjusted EBITDA as a percentage of segment revenue decreased to 15.4% in the first quarter of 2018 from 22.4% in the first quarter of 2017.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our asset-based revolving credit facility (the "Revolving Facility"), which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base.

As of March 31, 2018, we had $36.6 million of cash and cash equivalents, an increase of $14.0 million from December 31, 2017. At March 31, 2018, based on our borrowing base, we had $137.7 million of available borrowing capacity under the Revolving Facility, providing total available liquidity of $174.3 million. The decrease in our unused availability under the Revolving Facility at March 31, 2018 compared to December 31, 2017 was primarily due to higher outstanding borrowings under the Revolving Facility used to fund acquisitions and operations.

The following key financial metrics reflect our financial position and capital resources as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$36,616	$22,581
Working capital	$98,654	$103,244
Total debt (1)	$755,728	$693,336
Equity	299,168	302,142
Total capital	$1,054,896	$995,478

Available capacity under the Revolving Facility	$137,700	$206,400

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, notes payable and borrowings under the Revolving Facility.

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

Our working capital needs are typically at their lowest level in the first quarter, increase in the second and third quarters to fund increases in accounts receivable and inventories during those periods, and then decrease in the fourth quarter. Availability under the Revolving Facility is governed by a borrowing base primarily determined by our eligible accounts receivable, inventory, mixer trucks and machinery. Our borrowing base also typically declines during the first quarter due to lower accounts receivable balances as a result of normal seasonality of our business caused by weather.

The projection of our cash needs is based upon many factors, including without limitation, our expected volume, pricing, cost of materials and capital expenditures. We anticipate that our federal and state income tax payments will decline in 2018 as compared to prior years following the impact of recent tax reform legislation that reduced the corporate statutory rate from 35% to 21%. Based on our projected cash needs, we believe that cash on hand, availability under the Revolving Facility and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business for the next twelve months, not including potential acquisitions. If, however, availability under the Revolving Facility, cash on hand and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing or sell assets to provide additional liquidity.

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

Senior Secured Credit Facility

Our Revolving Facility provides for up to $350.0 million of revolving borrowings. Under the terms of the agreement governing the facility, we can incur other secured indebtedness not to exceed certain amounts as specified in the agreement. Our actual maximum credit availability under the Revolving Facility varies from time to time and is subject to a borrowing base determined based upon the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and other adjustments, all as specified in the agreement. There are also provisions for swingline loans up to a $15.0 million sublimit and letters of credit up to a $50.0 million sublimit. Loans under the Revolving Facility are in the form of either base rate loans or “LIBOR loans” denominated in U.S. dollars.

Under the Revolving Facility agreement, we are subject to usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions.  The negative covenants are subject to certain exceptions.  Under our loan agreement and in accordance with the agreement, we, upon the occurrence of certain events, are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of March 31, 2018, we were in compliance with all debt covenants to which we are subject.

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

For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 13, “Supplemental Condensed Consolidating Financial Information,” to our condensed financial statements included in Part I of this report.

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment with $81.3 million remaining principal as of March 31, 2018.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $25.9 million for the three months ended March 31, 2018, compared to $29.5 million for the three months ended March 31, 2017.

We used $66.7 million to fund investing activities during the three months ended March 31, 2018 and $12.7 million for the three months ended March 31, 2017. We paid $60.3 million and $2.7 million to fund acquisitions during the first three months of 2018 and 2017, respectively. In addition, we used $8.4 million and $10.7 million in the three months ended March 31, 2018 and 2017, respectively, to fund purchases of machinery and equipment as well as mixer trucks and other vehicles to service our business.

Our net cash provided by financing activities was $54.8 million for the three months ended March 31, 2018 and $199.2 million for the comparable period of 2017. Financing activities during the first three months of 2018 included $66.0 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we repaid $6.4 million of capital leases and notes used to fund capital expenditures and paid $3.5 million for contingent and deferred consideration obligations. Financing activities during the first three months of 2017 included proceeds from our 2024 Notes offering, including the premium on the issue price and net of related debt issuance costs. In addition, during the first three months of 2017, we made payments of $4.2 million related to our capital leases and other financings and paid $4.5 million for contingent and deferred consideration obligations.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancelable operating leases that are not reflected on our balance sheet.  At March 31, 2018, we had $17.5 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $34.5 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first three months of 2018 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtained for our products.

Critical Accounting Policies

We have outlined our critical accounting policies in Item 7 of Part II of the 2017 Form 10-K.  Our critical accounting policies involve the use of estimates in the recording of business combinations, goodwill and intangible assets and any related impairment, accruals for self-insurance, accruals for income taxes, assessing impairment of long-lived assets, and accounting for contingent consideration. See Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements included in Item 8 of Part II of the 2017 Form 10-K for a discussion of our critical and significant accounting policies.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except as required by federal securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 4. Controls and Procedures

Acquisitions

We completed the following acquisitions during 2017 and 2018 that we are still in the process of integrating:

•	Harbor Ready-Mix on September 29, 2017;

•	A-1 Materials, Inc. and L.C. Frey Company, Inc. on September 29, 2017;

•	Action Supply Co., Inc. on September 29, 2017;

•	Polaris Materials Corporation on November 17, 2017;

•	On Time Ready Mix, Inc. on January 10, 2018;

•	Cutrell Trucking, LLC., Dumas Concrete, LLC., Pampa Concrete Co.,Inc., Panhandle Concrete, LLC., Texas Sand & Gravel Co., Inc. on March 2, 2018; and

•	Four individually immaterial operations acquired during December 2017 and March 2018.

Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018, excludes an assessment of the internal control over financial reporting related to each of the above acquisitions. The above acquisitions represented 28.4% of our consolidated total assets and 9.4% of our consolidated revenue included in our condensed consolidated financial statements as of, and for the three months ended March 31, 2018.

Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer concluded our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Control over Financial Reporting

We have completed a number of acquisitions in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing and except as described above, during the quarter ended March 31, 2018, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes in our risk factors as previously disclosed in “Risk Factors” in Item 1A of Part I of the 2017 Form 10-K. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part I of the 2017 Form 10-K, which could materially affect our business, financial condition or future results. Those risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended March 31, 2018:

Calendar Month	Total Number of Shares Acquired (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (2)
January 1 - January 31, 2018	—	$—	—	$50,000,000
February 1 - February 28, 2018	—	—	—	50,000,000
March 1 - March 31, 2018	17,762	69.44	—	50,000,000
Total	17,762	$69.44	—	$50,000,000

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

U.S. CONCRETE, INC.

Date:	May 7, 2018	By:	/s/ John E. Kunz
John E. Kunz
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)