Form 10-Q
period 2018-06-30
US CONCRETE INC
filed 2018-08-07
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

There were 16,817,964 shares of common stock, par value $.001 per share, of the registrant outstanding as of August 1, 2018.

U.S. CONCRETE, INC.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,511	$22,581
Trade accounts receivable, net of allowances of $5,399 as of June 30, 2018 and $5,785 as of December 31, 2017	247,634	214,221
Inventories	48,784	48,085
Prepaid expenses	8,281	5,297
Other receivables	12,197	19,191
Other current assets	7,282	2,310
Total current assets	345,689	311,685
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $205,249 as of June 30, 2018 and $178,168 as of December 31, 2017	674,192	636,268
Goodwill	217,316	204,731
Intangible assets, net	122,187	118,123
Other assets	7,191	5,327
Total assets	$1,366,575	$1,276,134
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$130,279	$117,070
Accrued liabilities	85,928	65,420
Current maturities of long-term debt	28,753	25,951
Total current liabilities	244,960	208,441
Long-term debt, net of current maturities	721,801	667,385
Other long-term obligations and deferred credits	78,523	93,341
Deferred income taxes	3,493	4,825
Total liabilities	1,048,777	973,992
Commitments and contingencies (Note 13)
Equity:
Preferred stock	—	—
Common stock	18	18
Additional paid-in capital	324,243	319,016
Accumulated deficit	(1,377)	(13,784)
Treasury stock, at cost	(26,668)	(24,799)
Total shareholders' equity	296,216	280,451
Non-controlling interest	21,582	21,691
Total equity	317,798	302,142
Total liabilities and equity	$1,366,575	$1,276,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$404,200	$340,926	$731,987	$640,059
Cost of goods sold before depreciation, depletion and amortization	320,238	263,574	587,470	499,333
Selling, general and administrative expenses	31,875	30,200	64,151	56,017
Depreciation, depletion and amortization	22,142	16,350	42,717	32,209
Change in value of contingent consideration	(1,626)	720	(1,258)	1,328
Impairment of assets	1,299	—	1,299	—
Gain on sale of assets, net	(371)	(198)	(561)	(390)
Operating income	30,643	30,280	38,169	51,562
Interest expense, net	11,514	10,368	22,823	20,510
Derivative loss	—	15,766	—	13,910
Other income, net	(1,441)	(596)	(3,060)	(1,304)
Income from continuing operations before income taxes	20,570	4,742	18,406	18,446
Income tax expense	4,292	6,911	5,944	13,613
Income (loss) from continuing operations	16,278	(2,169)	12,462	4,833
Loss from discontinued operations, net of taxes	—	(180)	—	(302)
Net income (loss)	16,278	(2,349)	12,462	4,531
Less: Net income attributable to non-controlling interest	(13)	—	(55)	—
Net income (loss) attributable to U.S. Concrete	$16,265	$(2,349)	$12,407	$4,531

Basic income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$0.99	$(0.14)	$0.75	$0.31
Loss from discontinued operations, net of taxes	—	(0.01)	—	(0.02)
Net income (loss) per share attributable to U.S. Concrete - basic	$0.99	$(0.15)	$0.75	$0.29

Diluted income (loss) per share attributable to U.S. Concrete:
Income (loss) from continuing operations	$0.99	$(0.14)	$0.75	$0.29
Loss from discontinued operations, net of taxes	—	(0.01)	—	(0.02)
Net income (loss) per share attributable to U.S. Concrete - diluted	$0.99	$(0.15)	$0.75	$0.27

Weighted average shares outstanding:
Basic	16,477	15,703	16,450	15,601
Diluted	16,506	15,703	16,518	16,531

Net income (loss) attributable to U.S. Concrete:
Income (loss) from continuing operations attributable to U.S. Concrete	$16,265	$(2,169)	$12,407	$4,833
Loss from discontinued operations, net of taxes	—	(180)	—	(302)
Total net income (loss) attributable to U.S. Concrete	$16,265	$(2,349)	$12,407	$4,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total Shareholders' Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
BALANCE, December 31, 2017	16,652	$18	$319,016	$(13,784)	$(24,799)	$280,451	$21,691	$302,142
Stock-based compensation expense	—	—	5,149	—	—	5,149	—	5,149
Restricted stock vesting	6	—	—	—	—	—	—	—
Restricted stock grants, net of cancellations	180	—	—	—	—	—	—	—
Stock options exercised	6	—	78	—	—	78	—	78
Other treasury share purchases	(28)	—	—	—	(1,869)	(1,869)	—	(1,869)
Measurement period adjustments for prior year business combinations	—	—	—	—	—	—	(125)	(125)
Payments to non-controlling interest						—	(39)	(39)
Net income	—	—	—	12,407	—	12,407	55	12,462
BALANCE, June 30, 2018	16,816	$18	$324,243	$(1,377)	$(26,668)	$296,216	$21,582	$317,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,462	$4,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	42,717	32,209
Amortization of debt issuance costs	909	1,041
Amortization of discount on long-term incentive plan and other accrued interest	285	374
Amortization of premium on long-term debt	(775)	(775)
Derivative loss	—	13,910
Change in value of contingent consideration	(1,258)	1,328
Net gain on disposal of assets	(561)	(390)
Impairment of assets	1,299	—
Deferred income taxes	(177)	4,816
Provision for doubtful accounts and customer disputes	2,007	1,896
Stock-based compensation	5,149	4,253
Unrealized foreign exchange gain	(67)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(35,523)	(12,856)
Inventories	(25)	(1,942)
Prepaid expenses and other current assets	2,434	98
Other assets and liabilities	(1,276)	(22)
Accounts payable and accrued liabilities	20,260	4,684
Net cash provided by operating activities	47,860	53,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,837)	(18,692)
Payments for acquisitions, net of cash acquired	(61,111)	(32,836)
Proceeds from disposals of property, plant and equipment	1,085	841
Proceeds from disposal of businesses	158	873
Insurance proceeds from property loss claims	2,134	—
Net cash used in investing activities	(78,571)	(49,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	228,613	—
Repayments of revolver borrowings	(177,213)	—
Proceeds from issuance of debt	—	211,500
Proceeds from exercise of stock options and warrants	78	494
Payments of other long-term obligations	(3,540)	(4,536)
Payments for other financing	(13,709)	(8,778)
Debt issuance costs	—	(3,231)
Other treasury share purchases	(1,869)	(2,825)
Payments to non-controlling interest	(249)	—
Other proceeds	464	—
Net cash provided by financing activities	32,575	192,624
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(98)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,766	195,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,581	75,774
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$24,347	$271,739

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,667	$20,155
Cash paid for income taxes	$2,678	$12,302

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$20,046	$24,393
Acquisitions funded by contingent consideration	$893	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, business combinations, goodwill, intangible assets, valuation of contingent consideration, accruals for self-insurance programs, income taxes, the valuation of inventory and the valuation and useful lives of property, plant and equipment.

Certain reclassifications have been made to prior period balances to conform with the current year presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Standards/Updates Adopted This Year

Revenue Recognition. In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance that outlines a single comprehensive model for accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. We adopted this guidance and related amendments as of January 1, 2018, applying the modified retrospective transition approach to all contracts. Adoption of the new guidance did not result in changes in the amount of revenue recognized or the timing of when such revenue is recognized.

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

Restricted Cash in the Statement of Cash Flows. In November 2016, the FASB issued guidance to reduce diversity in the presentation of restricted cash in the statement of cash flows. The standard has certain disclosure requirements related to restricted cash and requires that restricted cash be included with cash balances in the statement of cash flows. Adoption of this standard did not have a material impact on our statement of cash flows.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Standards/Updates Not Yet Adopted

Lease Accounting. In February 2016, the FASB issued a new lease accounting standard intended to increase transparency and comparability among organizations by reorganizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. We expect to adopt the guidance using the recently approved transition approach that permits application of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements, with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have established a cross-functional coordinated team to implement the standard. The implementation process includes reviewing all leases, performing a completeness assessment over the lease population, analyzing the practical expedients and identifying a new lease accounting technology system. We will also evaluate our processes and internal controls to meet the new accounting, reporting and disclosure requirements. This guidance will be effective for us beginning with the first quarter of 2019. Although we have not yet completed our evaluation of the impact on our financial statements, we expect that our adoption of the standard will have a significant impact on our consolidated balance sheet.

For a description of our significant accounting policies, see Note 1 of the consolidated financial statements in our 2017 Form 10-K.

3.    REVENUE

We derive substantially all of our revenue from the production and delivery of ready-mixed concrete, aggregates and related building materials.  Revenue from the sale of these products is recognized when control passes to the customer, which generally occurs at the point in time when products are delivered. We do not deliver product unless we have an order or other documentation authorizing delivery to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods. Sales and other taxes we collect concurrently with revenue-producing activities are excluded from revenue. Incidental items, such as mix formulation and testing services that are immaterial in the context of the revenue contract and completed in close proximity to the revenue-producing activities, are recorded within cost of goods sold as incurred. We generally do not provide post-delivery services, such as paving or finishing. Customer dispute costs are recorded as a reduction of revenue at the end of each period and are estimated by using a combination of historical customer experience and a customer-by-customer analysis.

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

See Note 14 for disaggregation of revenue by segment and product as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

2018 Acquisitions

We completed three acquisitions during the six months ended June 30, 2018 that expanded our ready-mixed concrete operations in the Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania), and expanded our ready-mixed concrete and aggregate products operations in West Texas. The aggregate fair value consideration for these acquisitions, which were all accounted for as business combinations, was $60.8 million. The acquisitions included the assets and certain liabilities of the following:

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

The aggregate fair value consideration for these three acquisitions included $59.9 million in cash and fair value contingent consideration of $0.9 million. We funded the cash portion of the 2018 acquisitions through a combination of cash on hand and borrowings under our Revolving Facility (as defined in Note 7). The combined assets acquired through these 2018 acquisitions included 140 mixer trucks, 19 ready-mix concrete plants and one aggregates facility. During the three months ended June 30, 2018, we incurred no transaction costs to effect the 2018 acquisitions. During the six months ended June 30, 2018, we incurred $0.5 million of transaction costs to effect the 2018 acquisitions, which are included in selling and general administrative expenses in our condensed consolidated statements of operations.

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

The following table presents the total consideration for the 2018 acquisitions and the preliminary amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands):

2018 Acquisitions
Inventory	$674
Other current assets	77
Property, plant and equipment	30,235
Definite-lived intangible assets	15,450
Total assets acquired	46,436
Total liabilities assumed	153
Goodwill	14,556
Total consideration (fair value) (1)	$60,839

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

The aggregate fair value consideration for these eight acquisitions included $298.4 million in cash, $5.5 million in payments deferred over a four-year period, and fair value contingent consideration of $24.0 million. The combined assets acquired through these 2017 acquisitions included 409 acres of land, two aggregate facilities with approximately 130 million tons of proven aggregates reserves, 51 mixer trucks, seven ready-mix concrete plants and four aggregates distribution terminals. We funded the cash portion of the acquisitions through a combination of cash on hand and borrowings under our Revolving Facility. Prior to the completion of the Polaris acquisition, we received two promissory notes from Polaris aggregating $18.1 million Canadian dollars, which were reclassified as intercompany loans upon completion of the acquisition and have been eliminated from our consolidated balance sheet. During the three and six months ended June 30, 2017, we incurred $0.5 million and $0.7 million of transaction costs, respectively, to effect the 2017 acquisitions, which are included in selling and general administrative expenses in our condensed consolidated statements of operations.

Our accounting for the 2017 business combinations is preliminary, except for the Corbett acquisition. We expect to record adjustments as we accumulate information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, adjustments related to determination of the conclusion of tax attributes as of the acquisition date, total consideration and goodwill.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total consideration for the 2017 acquisitions and the preliminary amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands):

	Polaris	2017 Acquisitions (Excluding Polaris)
Cash	$20,678	$—
Accounts receivable(1)	4,561	1,110
Inventory	6,022	695
Other current assets	1,522	48
Property, plant and equipment	199,316	63,221
Other long-term assets	896	—
Definite-lived intangible assets	—	8,331
Total assets acquired	232,995	73,405
Current liabilities(2)	26,465	1,081
Other long-term liabilities	2,999	62
Total liabilities assumed	29,464	1,143
Non-controlling interest	21,442	—
Goodwill	60,679	12,837
Total consideration (fair value)(3)	$242,768	$85,099

(1)
Except for Polaris, the aggregate fair value of the 2017 acquisitions' acquired accounts receivable approximated the aggregate gross contractual amount. The fair value of Polaris's acquired accounts receivable was $4.6 million, which represented an aggregate gross contractual amount of $4.9 million, less estimated amounts not expected to be collected.

(2)	Current liabilities for Polaris included $14.2 million payable to the Company, which was eliminated in consolidation.

(3)	Included $29.5 million of deferred and contingent consideration for acquisitions other than Polaris.

Acquired Intangible Assets and Goodwill

A summary of the intangible assets acquired in 2018 and 2017 and their estimated useful lives is as follows (in thousands):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	6.86	$21,171
Non-compete agreements	5.00	2,226
Favorable contract	3.67	384
Total		$23,781

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2018 and 2017 acquisitions was as follows (in thousands):

Year Ending December 31,
2018 (remainder of the year)	$1,946
2019	3,892
2020	3,875
2021	3,690
2022	3,735
Thereafter	4,965
Total	$22,103

During the three and six months ended June 30, 2018, we recorded $1.1 million and $1.4 million of amortization expense, respectively, related to these intangible assets. We recorded no amortization expense related to these intangible assets during the three and six months ended June 30, 2017.

The goodwill ascribed to our acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill relates to our ready-mixed concrete, aggregate products and other non-reportable segments. See Note 6 for the allocation of goodwill to our segments. We expect the goodwill to be deductible for tax purposes. See Note 9 for additional information regarding income taxes.

Actual Impact of Acquisitions

During the three months ended June 30, 2018, we recorded approximately $46.9 million of revenue and $6.2 million of operating income in our condensed consolidated statements of operations related to the 2017 and 2018 acquisitions following their respective dates of acquisition. During the six months ended June 30, 2018, we recorded approximately $77.2 million of revenue and $6.1 million of operating income in our condensed consolidated statements of operations related to the 2017 and 2018 acquisitions following their respective dates of acquisition. During both the three and six months ended June 30, 2017, we recorded approximately $0.5 million of revenue and $0.5 million of operating income in our condensed consolidated statements of operations related to the 2017 acquisitions.

Unaudited Pro Forma Impact of Acquisitions

The information presented below reflects the unaudited pro forma combined financial results for the acquisitions completed during 2018 and 2017, excluding the individually immaterial acquisitions in 2018 and 2017 as described above, as historical financial results for these operations were not material and were impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations as if the 2018 acquisitions had been completed on January 1, 2017 and the 2017 acquisitions had been completed on January 1, 2016 (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue from continuing operations	$404,200	$378,692	$746,725	$720,709
Net income (loss) attributable to U.S. Concrete	$16,440	$(2,117)	$13,794	$5,232

Net income (loss) per share attributable to U.S. Concrete - basic	$1.00	$(0.13)	$0.84	$0.34
Net income (loss) per share attributable to U.S. Concrete - diluted	$1.00	$(0.13)	$0.84	$0.32

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited pro forma net income attributable to U.S. Concrete and per share amounts above reflect the following adjustments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Increase in intangible amortization expense	$—	$(902)	$(523)	$(1,804)
Increase in depreciation expense	—	(3,325)	—	(4,500)
Exclusion of buyer transaction costs	159	413	851	644
Exclusion of seller transaction costs	—	—	—	3,224
Increase in expenses related to conversions from IFRS(1) to U.S. GAAP	—	(44)	—	(113)
Decrease (increase) in income tax expense	16	(923)	(474)	(1,416)
Increase in non-controlling loss	—	(143)	—	(280)

(1)	IFRS is defined as International Financial Reporting Standards as issued by the International Accounting Standards Board.

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

5.	INVENTORIES

Inventories were as follows (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$44,288	$44,238
Building materials for resale	2,998	2,192
Other	1,498	1,655
Total inventories	$48,784	$48,085

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in goodwill by reportable segment from December 31, 2017 to June 30, 2018 were as follows (in thousands):

	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Goodwill, gross at December 31, 2017	$139,834	$57,438	$13,212	$210,484
2018 acquisitions (1)	13,697	—	859	14,556
Measurement period adjustments for prior year business combinations (2)	(340)	6,911	(8,542)	(1,971)
Goodwill, gross at June 30, 2018	153,191	64,349	5,529	223,069
Accumulated impairment at December 31, 2017 and June 30, 2018	(4,414)	(1,339)	—	(5,753)
Goodwill, net at June 30, 2018	$148,777	$63,010	$5,529	$217,316

(1)	During the three months ended June 30, 2018, we recorded measurement period adjustments for the 2018 acquisitions of $2.3 million related to additional definite-lived intangible assets.

(2)
The measurement period adjustments for the 2017 acquisitions recorded during 2018 primarily included $2.7 million of additional property, plant, and equipment, $0.3 million of additional definite-lived intangible assets offset by $0.7 million of lower working capital items and other various changes. The measurement period adjustments for the 2017 acquisitions also included a $9.6 million reclassification of goodwill between the aggregate products segment and other non-reportable segments. We re-characterized the results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other non-reportable segments.  This change was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.

Other Intangible Assets

Our purchased intangible assets were as follows (in thousands):

	As of June 30, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$103,464	$(35,030)	$68,434	5.08
Trade names	44,456	(9,655)	34,801	19.73
Non-competes	19,101	(10,314)	8,787	3.06
Leasehold interests	12,480	(4,220)	8,260	6.28
Favorable contracts	4,034	(3,607)	427	1.50
Total definite-lived intangible assets	183,535	(62,826)	120,709	9.23
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$185,013	$(62,826)	$122,187

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

As of June 30, 2018, the estimated remaining amortization of our definite-lived intangible assets was as follows (in thousands):

Year Ending December 31,
2018 (remainder of the year)	$11,802
2019	22,193
2020	19,985
2021	18,376
2022	12,727
Thereafter	35,626
Total	$120,709

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheets are unfavorable lease intangibles with a gross carrying amount of $1.5 million as of both June 30, 2018 and December 31, 2017, and a net carrying amount of $0.9 million and $1.0 million as of June 30, 2018 and December 31, 2017, respectively. These unfavorable lease intangibles have a weighted average remaining life of 4.61 years as of June 30, 2018.

We recorded $6.2 million and $5.1 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended June 30, 2018 and 2017, respectively. We recorded $11.6 million and $10.3 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the six months ended June 30, 2018 and 2017, respectively.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	DEBT

Our debt and capital leases were as follows (in thousands):

	June 30, 2018	December 31, 2017
6.375% senior unsecured notes due 2024 and unamortized premium(1)	$609,174	$609,949
Senior secured credit facility	60,400	9,000
Capital leases	62,632	53,324
Other financing	28,914	31,886
Debt issuance costs	(10,566)	(10,823)
Total debt	750,554	693,336
Less: current maturities	(28,753)	(25,951)
Long-term debt, net of current maturities	$721,801	$667,385

(1)	The effective interest rates for these notes were 6.56% for both June 30, 2018 and December 31, 2017.

Senior Secured Credit Facility

As of June 30, 2018, we had $17.5 million of undrawn standby letters of credit under our senior secured credit facility ("Revolving Facility"). The weighted average interest rate for the facility was 3.53% as of June 30, 2018.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at June 30, 2018 was $173.6 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of June 30, 2018, we were in compliance with all covenants under the loan agreement that governs the Revolving Facility.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Contingent consideration, including current portion (1)	$59,371	$—	$—	$59,371
	$59,371	$—	$—	$59,371

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Contingent consideration, including current portion (1)	$61,817	$—	$—	$61,817
	$61,817	$—	$—	$61,817

(1)
The current portion of contingent consideration is included in accrued liabilities in our condensed consolidated balance sheets. The long-term portion of contingent consideration is included in other long-term obligations and deferred credits in our condensed consolidated balance sheets.

The following tables present the valuation inputs for the fair value estimates for our three model types of acquisition-related contingent consideration arrangements. We estimate the fair value of acquisition-related contingent consideration arrangements using a Monte Carlo simulation model, an income approach or a discounted cash flow technique, as appropriate. These fair value measurements are based on significant inputs not observable in the market, and thus represent Level 3 inputs.

The fair value of the contingent consideration arrangements is sensitive to changes in the forecasts of earnings and/or the relevant operating metrics and changes in discount rates.  The fair value of the contingent consideration is reassessed quarterly based on assumptions used in our latest projections and input provided by practice leaders and management.  Any change in the fair value estimate is recorded in our consolidated statement of operations for that period.  The use of different estimates and assumptions could increase or decrease the estimated fair value of our contingent consideration liability, which would result in different impacts to our consolidated balance sheets and consolidated statements of operations.

	As of June 30, 2018
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$33.4	$24.7	$1.3
Discount rate	10.50% - 11.50%	3.70% - 5.00%	6.03% - 15.75%
Payment cap (in millions)	$37.3	$27.0	$1.4
Expected payment period remaining (in years)	2-4	1-5	1-5
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

	As of December 31, 2017
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$37.1	$23.6	$1.1
Discount rate	9.75% - 11.75%	3.70% - 5.00%	6.03% - 15.75%
Payment cap (in millions)	$39.3	$26.0	$1.4
Expected payment period remaining (in years)	2-4	1-5	1-5
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the changes in Level 3 fair value measurements from December 31, 2017 to June 30, 2018 (in thousands):

Contingent Consideration
Balance at December 31, 2017	$61,817
Acquisitions (1)	893
Change in contingent consideration valuation	(1,258)
Payments of contingent consideration	(2,081)
Balance at June 30, 2018	$59,371

(1)	Represents the fair value of the contingent consideration associated with the On Time acquisition as of the acquisition date.

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable, and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 6.375% senior unsecured notes due 2024 ("2024 Notes"), which was estimated based on quoted market prices (i.e., Level 2 inputs), was $601.5 million as of June 30, 2018. The carrying value of the outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate.

9.	INCOME TAXES

We recorded income tax expense of $4.3 million and $5.9 million for the three and six months ended June 30, 2018, respectively. We recorded income tax expense allocated to continuing operations of $6.9 million and $13.6 million for the three and six months ended June 30, 2017, respectively. For the six months ended June 30, 2018, our effective tax rate of 32.3% differed from the federal statutory rate primarily due to state taxes and adjustments related to the $1.3 million impact of the tax rate change enacted as part of the Tax Cuts and Jobs Act (the "Tax Act"). For the six months ended June 30, 2017, our effective tax rate of 73.8% differed from the federal statutory rate primarily due to state taxes and the impact of a $13.9 million non-cash loss on our now expired warrants, which was recorded with no associated tax benefit.

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the six months ended June 30, 2018 and 2017, we recorded unrecognized tax benefits of $0.2 million and $5.7 million, respectively.

On December 22, 2017, the President signed into law the Tax Act. Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. This guidance provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date. As of June 30, 2018, we recorded provisional amounts for the effects of the Tax Act for the Base Erosion Anti-abuse Tax, which is a new minimum tax, and a mechanism to tax global intangible low taxed income. These provisional amounts were immaterial to our consolidated financial statements. We will monitor future guidance set forth by the U.S. Department of Treasury with regard to the new provisions under the Tax Act, and true up provisional amounts as appropriate within the one-year measurement period required under SAB 118.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations attributable to U.S. Concrete	$16,265	$(2,169)	$12,407	$4,833
Loss from discontinued operations, net of taxes	—	(180)	—	(302)
Net income (loss) attributable to U.S. Concrete	$16,265	$(2,349)	$12,407	$4,531

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding	16,477	15,703	16,450	15,601
Restricted stock and restricted stock units	18	—	56	123
Warrants	—	—	—	791
Stock options	11	—	12	16
Diluted weighted average common shares outstanding	16,506	15,703	16,518	16,531

(1)
We reported a loss from continuing operations attributable to U.S. Concrete for the three months ended June 30, 2017; therefore, the share count used in the basic and diluted earnings per share calculation was the same.

The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they had not met their performance target:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Potentially dilutive shares:
Unvested restricted stock awards and restricted stock units	171	275	141	131
Stock options	—	19	—	—
Warrants	—	1,127	—	—
Total potentially dilutive shares	171	1,421	141	131

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash (in thousands) as reported within our condensed consolidated balance sheets to the same items as reported in our condensed consolidated statement of cash flows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$21,511	$22,581
Restricted cash included in other current assets	2,836	—
Total cash and cash equivalents and restricted cash	$24,347	$22,581

Restricted cash as of June 30, 2018 related to amounts held in escrow pending the purchase of certain emission credits to expand our sales capacity in California of aggregate products delivered by ship from our Canadian operations. The purchase of these emission credits was finalized on July 20, 2018.

12.	ASSETS AND LIABILITIES HELD FOR SALE

As of June 30, 2018, the Company had completed negotiations with buyers for properties in New Jersey and Michigan, both within our aggregate products segment, that were near the end of their economic lives and no longer fit into the operating plans of the Company. Upon finalizing negotiations, we recorded a $1.3 million impairment to write the assets down to their fair value. As of June 30, 2018, other current assets included $3.1 million of property, plant and equipment held for sale and accrued liabilities included $1.2 million of liabilities that will be assumed by the buyers. We closed the sale of the Michigan property on July 2, 2018 and expect to close the sale of the New Jersey property in the third quarter of 2018.

13.	COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2018, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to June 30, 2018.

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

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, air emissions and wastewater discharge. Our management believes we are in substantial compliance with applicable environmental laws and regulations. From time to time, we receive claims from federal and state environmental regulatory agencies and entities asserting that we may be in violation of environmental laws and regulations. Based on experience and the information currently available, our management believes we have adequately accrued for these claims.  Despite compliance and experience, it is possible that we could be held liable for future charges, which might be material, but are not currently known to us or cannot be estimated by us.  In addition, changes in federal or state laws, regulations or requirements, or discovery of currently unknown conditions, could require additional expenditures.

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2018.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

San Francisco County Matter

On April 5, 2018, the State of California filed a lawsuit against the Company in San Francisco County Superior Court alleging violations of California environmental statutes, unfair business practices, and false advertising arising out of alleged incidents of employees spraying down mixer trucks on public streets allegedly resulting in concrete residue and waste water entering sewer and storm drain systems. The State of California seeks injunctive relief, civil penalties, restitution, and costs of investigation and litigation, including damages of between $2,500 and $25,000 per alleged violation. The Company is vigorously defending against these allegations and while the ultimate liability with respect to these claims cannot be determined at this time, the Company does not expect these matters to result in fines of more than $300,000. The Company does not expect this matter to have a material impact on its financial position, results of operations or liquidity.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Insurance Programs

We maintain third-party insurance coverage against certain workers' compensation, automobile and general liability risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles. We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount recorded in accrued liabilities and other long-term obligations in our condensed consolidated balance sheets for estimated losses was $20.2 million as of June 30, 2018 and $19.2 million as of December 31, 2017.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $35.0 million in performance bonds that various contractors, states and municipalities have required as of June 30, 2018. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of June 30, 2018.

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

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, Northern California, New York, New Jersey, Pennsylvania, Washington, D.C., Oklahoma and the U.S. Virgin Islands. Our aggregate products segment includes crushed stone, sand and gravel products and serves the markets in which our ready-mixed concrete segment operates as well as the West Coast and Hawaii. Other products not associated with a reportable segment include our aggregates distribution operations, building materials stores, hauling operations, lime slurry, ARIDUS® Rapid Drying Concrete technology, brokered product sales, recycled aggregates operation and an industrial waterfront marine terminal and sales yard. The financial results of our acquisitions have been included in their respective reportable segment or in other products, as applicable, as of their respective acquisition dates.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense, loss on extinguishment of debt, derivative income (loss), the non-cash change in value of contingent consideration, impairment of assets, hurricane-related losses, quarry dredge costs for a specific event, purchase accounting adjustments for inventory and foreign currency losses resulting from the Polaris acquisition. Other impacts excluded from our Adjusted EBITDA are non-cash stock compensation expense, acquisition-related costs and officer transition expenses. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

During the quarter ended June 30, 2018, we re-characterized the results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other products and eliminations.  This change was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.  As a result of this change, certain first quarter of 2018 amounts have been reclassified from those previously reported.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Ready-mixed concrete
Sales to external customers	$350,027	$310,122	$639,267	$585,578
Aggregate products
Sales to external customers	35,065	12,036	59,791	21,333
Intersegment sales	13,449	10,730	22,884	19,257
Total aggregate products	48,514	22,766	82,675	40,590
Total reportable segment revenue	398,541	332,888	721,942	626,168
Other products and eliminations	5,659	8,038	10,045	13,891
Total revenue	$404,200	$340,926	$731,987	$640,059

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$51,795	$49,646	$92,762	$91,150
Aggregate products	12,237	8,674	16,913	12,671
Total reportable segment Adjusted EBITDA	$64,032	$58,320	$109,675	$103,821

Reconciliation of Total Reportable Segment Adjusted EBITDA to Income (Loss) From Continuing Operations:
Total reportable segment Adjusted EBITDA	$64,032	$58,320	$109,675	$103,821
Other products and eliminations from operations	3,333	3,166	4,478	6,023
Corporate overhead	(14,622)	(14,714)	(30,092)	(25,706)
Depreciation, depletion and amortization for reportable segments	(20,877)	(15,292)	(40,036)	(30,145)
Acquisition-related costs	—	—	(1,017)	—
Impairment of assets	(1,299)	—	(1,299)	—
Hurricane-related losses for reportable segments	492	—	185	—
Quarry dredge costs for specific event for reportable segment	(365)	—	(556)	—
Purchase accounting adjustments for inventory	—	—	(706)	—
Interest expense, net	(11,514)	(10,368)	(22,823)	(20,510)
Corporate derivative loss	—	(15,766)	—	(13,910)
Change in value of contingent consideration for reportable segments	1,626	(720)	1,258	(1,328)
Corporate, other products and eliminations other income, net	(236)	116	(661)	201
Income from continuing operations before income taxes	20,570	4,742	18,406	18,446
Income tax expense	(4,292)	(6,911)	(5,944)	(13,613)
Income (loss) from continuing operations	$16,278	$(2,169)	$12,462	$4,833

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Capital Expenditures:
Ready-mixed concrete	$6,948	$6,216	$13,466	$12,323
Aggregate products	5,258	1,409	6,086	5,677
Other products and corporate	256	349	1,285	692
Total capital expenditures	$12,462	$7,974	$20,837	$18,692

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue by Product:
Ready-mixed concrete	$350,027	$310,122	$639,267	$585,578
Aggregate products	35,065	12,036	59,791	21,333
Aggregates distribution	6,249	7,500	10,370	12,953
Building materials	7,269	6,674	13,130	10,744
Lime	3,219	2,445	5,511	5,140
Hauling	1,593	1,260	2,705	2,601
Other	778	889	1,213	1,710
Total revenue	$404,200	$340,926	$731,987	$640,059

	As of June 30, 2018	As of December 31, 2017
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$292,897	$266,584
Aggregate products	352,145	342,090	(1)
Other products and corporate	29,150	27,594	(1)
Total identifiable assets	$674,192	$636,268

(1) $27.5 million has been reclassified to aggregate products from other products and corporate due to the segment reporting change made during the three months ended June 30, 2018.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$12,713	$8,798	$—	$21,511
Trade accounts receivable, net	—	239,109	8,525	—	247,634
Inventories	—	41,496	7,288	—	48,784
Prepaid expenses	—	7,974	307	—	8,281
Other receivables	5,776	6,366	55	—	12,197
Other current assets	—	4,437	2,845	—	7,282
Intercompany receivables	14,394	—	—	(14,394)	—
Total current assets	20,170	312,095	27,818	(14,394)	345,689
Property, plant and equipment, net	—	457,426	216,766	—	674,192
Goodwill	—	156,637	60,679	—	217,316
Intangible assets, net	—	119,945	2,242	—	122,187
Deferred income taxes	—	—	677	(677)	—
Investment in subsidiaries	571,615	—	—	(571,615)	—
Long-term intercompany receivables	369,555	—	—	(369,555)	—
Other assets	—	6,243	948	—	7,191
Total assets	$961,340	$1,052,346	$309,130	$(956,241)	$1,366,575
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$652	$127,887	$1,740	$—	$130,279
Accrued liabilities	4,589	73,719	7,620	—	85,928
Current maturities of long-term debt	—	28,169	584	—	28,753
Intercompany payables	—	—	14,394	(14,394)	—
Total current liabilities	5,241	229,775	24,338	(14,394)	244,960
Long-term debt, net of current maturities	659,008	62,303	490	—	721,801
Other long-term obligations and deferred credits	875	74,763	2,885	—	78,523
Deferred income taxes	—	4,170	—	(677)	3,493
Long-term intercompany payables	—	249,217	120,338	(369,555)	—
Total liabilities	665,124	620,228	148,051	(384,626)	1,048,777
Total shareholders' equity	296,216	432,118	139,497	(571,615)	296,216
Non-controlling interest	—	—	21,582	—	21,582
Total equity	296,216	432,118	161,079	(571,615)	317,798
Total liabilities and equity	$961,340	$1,052,346	$309,130	$(956,241)	$1,366,575

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$375,316	$28,884	$—	$404,200
Cost of goods sold before depreciation, depletion and amortization	—	298,667	21,571	—	320,238
Selling, general and administrative expenses	—	30,494	1,381	—	31,875
Depreciation, depletion and amortization	—	18,491	3,651	—	22,142
Change in value of contingent consideration	46	(1,672)	—	—	(1,626)
Impairment of assets	—	1,299	—	—	1,299
Loss (gain) on sale of assets, net	—	(385)	14	—	(371)
Operating income (loss)	(46)	28,422	2,267	—	30,643
Interest expense, net	10,058	910	546	—	11,514
Other expense (income), net	811	(1,531)	(721)	—	(1,441)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(10,915)	29,043	2,442	—	20,570
Income tax expense (benefit)	(3,093)	7,335	50	—	4,292
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(7,822)	21,708	2,392	—	16,278
Equity in earnings of subsidiaries	24,087	—	—	(24,087)	—
Net income (loss)	16,265	21,708	2,392	(24,087)	16,278
Less: Net income attributable to non-controlling interest	—	—	(13)	—	(13)
Net income (loss) attributable to U.S. Concrete	$16,265	$21,708	$2,379	$(24,087)	$16,265

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$335,468	$5,458	$—	$340,926
Cost of goods sold before depreciation, depletion and amortization	—	259,733	3,841	—	263,574
Selling, general and administrative expenses	—	29,457	743	—	30,200
Depreciation, depletion and amortization	—	15,561	789	—	16,350
Change in value of contingent consideration	139	581	—	—	720
Gain on sale of assets, net	—	(198)	—	—	(198)
Operating income (loss)	(139)	30,334	85	—	30,280
Interest expense, net	9,989	379	—	—	10,368
Derivative loss	15,766	—	—	—	15,766
Other expense (income), net	—	(622)	26	—	(596)
Income (loss) from continuing operations, before income taxes and equity in earnings of subsidiaries	(25,894)	30,577	59	—	4,742
Income tax expense (benefit)	(3,702)	10,610	3	—	6,911
Net income (loss) from continuing operations before equity in earnings of subsidiaries	(22,192)	19,967	56	—	(2,169)
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(180)	—	—	(180)
Net income (loss) before equity in earnings of subsidiaries	(22,192)	19,787	56	—	(2,349)
Equity in earnings of subsidiaries	19,843	—	—	(19,843)	—
Net income (loss)	$(2,349)	$19,787	$56	$(19,843)	$(2,349)

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$684,145	$47,842	$—	$731,987
Cost of goods sold before depreciation, depletion and amortization	—	549,283	38,187	—	587,470
Selling, general and administrative expenses	—	60,096	4,055	—	64,151
Depreciation, depletion and amortization	—	35,776	6,941	—	42,717
Change in value of contingent consideration	89	(1,347)	—	—	(1,258)
Impairment of assets	—	1,299	—	—	1,299
Loss (gain) on sale of assets, net	—	(575)	14	—	(561)
Operating income (loss)	(89)	39,613	(1,355)	—	38,169
Interest expense, net	19,827	1,801	1,195	—	22,823
Other expense (income), net	811	(2,535)	(1,336)	—	(3,060)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(20,727)	40,347	(1,214)	—	18,406
Income tax expense (benefit)	(5,776)	11,699	21	—	5,944
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(14,951)	28,648	(1,235)	—	12,462
Equity in earnings of subsidiaries	27,358	—	—	(27,358)	—
Net income (loss)	12,407	28,648	(1,235)	(27,358)	12,462
Less: Net income attributable to non-controlling interest	—	—	(55)	—	(55)
Net income (loss) attributable to U.S. Concrete	$12,407	$28,648	$(1,290)	$(27,358)	$12,407

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$629,491	$10,568	$—	$640,059
Cost of goods sold before depreciation, depletion and amortization	—	491,024	8,309	—	499,333
Selling, general and administrative expenses	—	54,655	1,362	—	56,017
Depreciation, depletion and amortization	—	30,929	1,280	—	32,209
Change in value of contingent consideration	280	1,048	—	—	1,328
Loss (gain) on sale of assets, net	—	(392)	2	—	(390)
Operating income (loss)	(280)	52,227	(385)	—	51,562
Interest expense, net	19,688	822	—	—	20,510
Derivative loss	13,910	—	—	—	13,910
Other expense (income), net	—	(1,373)	69	—	(1,304)
Income (loss) from continuing operations, before income taxes and equity in earnings of subsidiaries	(33,878)	52,778	(454)	—	18,446
Income tax expense (benefit)	(7,467)	21,097	(17)	—	13,613
Net income (loss) from continuing operations before equity in earnings of subsidiaries	(26,411)	31,681	(437)	—	4,833
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(302)	—	—	(302)
Net income (loss) before equity in earnings of subsidiaries	(26,411)	31,379	(437)	—	4,531
Equity in earnings of subsidiaries	30,942	—	—	(30,942)	—
Net income (loss)	$4,531	$31,379	$(437)	$(30,942)	$4,531

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(21,669)	$61,128	$1,461	$6,940	$47,860
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(19,432)	(1,405)	—	(20,837)
Payments for acquisitions, net of cash acquired	—	(61,111)	—	—	(61,111)
Proceeds from sale of property, plant and equipment	—	997	88	—	1,085
Proceeds from disposals of businesses	—	158	—	—	158
Insurance proceeds from property loss claims	—	1,634	500	—	2,134
Net cash used in investing activities	—	(77,754)	(817)	—	(78,571)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	228,613	—	—	—	228,613
Repayments of revolver borrowings	(177,213)	—	—	—	(177,213)
Proceeds from exercise of stock options	78	—	—	—	78
Payments of other long-term obligations	(2,215)	(1,325)	—	—	(3,540)
Payments for other financing	—	(13,404)	(305)	—	(13,709)
Other treasury share purchases	(1,869)	—	—	—	(1,869)
Cash paid to non-controlling interest	—	—	(249)	—	(249)
Other proceeds	—	464	—	—	464
Intercompany funding	(25,725)	39,470	(6,805)	(6,940)	—
Net cash provided by (used in) financing activities	21,669	25,205	(7,359)	(6,940)	32,575
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(98)	—	(98)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	—	8,579	(6,813)	—	1,766
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	6,970	15,611	—	22,581
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$—	$15,549	$8,798	$—	$24,347

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$20,700	$61,704	$2,072	$(31,321)	$53,155
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(16,612)	(2,080)	—	(18,692)
Payments for acquisitions, net of cash acquired	469	(33,305)	—	—	(32,836)
Proceeds from sale of property, plant and equipment	—	841	—	—	841
Proceeds from disposals of businesses	—	873	—	—	873
Investment in subsidiaries	(646)	—	—	646	—
Net cash provided by (used in) investing activities	(177)	(48,203)	(2,080)	646	(49,814)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	211,500	—	—	—	211,500
Proceeds from exercise of stock options and warrants	494	—	—	—	494
Payments of other long-term obligations	(2,925)	(1,611)	—	—	(4,536)
Payments for other financing	—	(8,778)	—	—	(8,778)
Debt issuance costs	(3,231)	—	—	—	(3,231)
Other treasury share purchases	(2,825)	—	—	—	(2,825)
Intercompany funding	(223,536)	191,666	1,195	30,675	—
Net cash provided by (used in) financing activities	(20,523)	181,277	1,195	30,675	192,624
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	194,778	1,187	—	195,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	75,576	198	—	75,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$270,354	$1,385	$—	$271,739

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

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 87.3% of our revenue for the six months ended June 30, 2018) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New Jersey, New York, Washington, D.C., Pennsylvania, California, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs. We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.

Aggregate Products. Our aggregate products segment (which represented 8.2% of our revenue for the six months ended June 30, 2018, excluding $22.9 million of intersegment sales) produces crushed stone, sand and gravel from 19 aggregates facilities located in New Jersey, Texas, Oklahoma, the U.S. Virgin Islands and British Columbia, Canada. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete in the markets served by the aggregates facilities. We produced approximately 4.7 million tons of aggregates during the six months ended June 30, 2018, with British Columbia, Canada representing 43%, Texas / Oklahoma representing 34%, New Jersey representing 20%, and the U.S. Virgin Islands representing 3% of the total. We consumed 35% of our aggregate production internally and sold 65% to third-party customers during the six months ended June 30, 2018. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own a quarry in West Texas, which we lease to a third party, who pays us a royalty based on the volumes produced and sold.

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

In most of our geographic markets, the prices we pay for cement and aggregate products increased in the first six months of 2018 compared to the same period in 2017. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregate products.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregate products.

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

Our ready-mixed concrete operations sales volume increased 8.4% to 4.7 million cubic yards for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. In addition, our ready-mixed concrete average sales prices increased 0.3% to $134.79 for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase in sales volume was driven largely by ready-mixed concrete segment acquisitions completed in the past year.

Acquisitions

We completed three acquisitions during the six months ended June 30, 2018 that expanded our ready-mixed concrete operations in our Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania) and expanded our ready-mixed concrete and aggregate products operations in West Texas. In addition, we completed eight acquisitions during 2017, the majority of which occurred during the period from September 29, 2017 to December 31, 2017. The 2017 acquisitions expanded our ready-mixed concrete operations in Northern California, facilitated vertical integration on the West Coast and expanded our aggregates operations in the Atlantic Region. As a result of the strategic expansion of our aggregate products operations and continued vertical integration, we expect our aggregate product sales to increase as a percentage of our total segment revenue.

For additional information on our acquisitions, see Note 4, "Business Combinations" to our condensed consolidated financial statements included in Part I of this report.

Results of Operations

The following table sets forth selected statement of operations information.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017	%(1)	2018	2017	%(1)
	(unaudited)			(unaudited)
Revenue	$404,200	$340,926	18.6%	$731,987	$640,059	14.4%
Cost of goods sold before depreciation, depletion and amortization	320,238	263,574	21.5	587,470	499,333	17.7
Selling, general and administrative expenses	31,875	30,200	5.5	64,151	56,017	14.5
Depreciation, depletion and amortization	22,142	16,350	35.4	42,717	32,209	32.6
Change in value of contingent consideration	(1,626)	720	NM	(1,258)	1,328	NM
Impairment of assets	1,299	—	NM	1,299	—	NM
Gain on sale of assets, net	(371)	(198)	87.4	(561)	(390)	43.8
Operating income	30,643	30,280	1.2	38,169	51,562	(26.0)
Interest expense, net	11,514	10,368	11.1	22,823	20,510	11.3
Derivative loss	—	15,766	NM	—	13,910	NM
Other income, net	(1,441)	(596)	141.8	(3,060)	(1,304)	134.7
Income from continuing operations before income taxes	20,570	4,742	333.8	18,406	18,446	(0.2)
Income tax expense	4,292	6,911	(37.9)	5,944	13,613	(56.3)
Income (loss) from continuing operations	16,278	(2,169)	NM	12,462	4,833	157.9
Loss from discontinued operations, net of taxes	—	(180)	NM	—	(302)	NM
Net income (loss)	16,278	(2,349)	NM	12,462	4,531	175.0
Less: Net income attributable to non-controlling interest	(13)	—	NM	(55)	—	NM
Net income (loss) attributable to U.S. Concrete	$16,265	$(2,349)	NM	$12,407	$4,531	173.8%

Ready-mixed Concrete Data:
Average sales price per cubic yard	$133.03	$134.43	(1.0)%	$134.79	$134.36	0.3%
Sales volume in cubic yards	2,624	2,304	13.9%	4,719	4,353	8.4%

Aggregate Products Data:
Average sales price per ton (2)	$11.11	$12.86	(13.6)%	$11.03	$12.73	(13.4)%
Sales volume in tons	3,055	1,529	99.8%	5,189	2,775	87.0%
(1) "NM" is defined as "not meaningful".

(2)
Our calculation of the aggregate products segment average sales price excludes certain other ancillary revenue and Polaris’s freight revenue.  We define revenue for our aggregate products average sales price calculation as amounts billed to external and internal customers for coarse and fine aggregate products, excluding delivery charges.  Our definition and calculation of average sales price may differ from other companies in the construction materials industry.

Revenue. For the three months ended June 30, 2018, revenue grew 18.6%, or $63.3 million, compared to the prior year second quarter, resulting from both organic growth and growth from acquisitions. We estimate that acquisitions completed since April 1, 2017 accounted for $46.8 million of revenue during the three months ended June 30, 2018. As a result of the strategic expansion of our aggregate products operations and continued vertical integration, our aggregate products sales grew to 12.2% of total reportable segment revenue in the three months ended June 30, 2018 from 6.8% in the same period last year.

In the second quarter of 2018, ready-mixed concrete sales contributed $39.9 million, or 63.0%, of our revenue growth, driven by a 13.9% increase in volume, partially offset by a 1.0% decrease in our average sales price. We achieved price increases in most of our major markets despite a lower average sales price. The lower average sales price reflects a shift in mix, as opposed to lower pricing. Aggregate products sales contributed $25.7 million, or 40.6%, of our revenue growth, driven by a 99.8% increase in volume that was partially offset by a 13.6% decrease in the average sales price. The increased volume was primarily due to recent acquisitions in our West Coast (Polaris) and West Texas markets. During the second quarter of 2018, we re-characterized all sales from our Polaris subsidiary (some of which were previously reported in other products and eliminations) as aggregate products revenue to more closely align these results with how we manage and report our other aggregate products operations. Other products revenue and eliminations, which includes building materials stores, hauling operations, lime slurry, brokered product sales, recycled aggregates, aggregates distribution, an industrial waterfront marine terminal and sales yard, and eliminations of our intersegment sales, decreased to $5.7 million in the second quarter of 2018 as compared to $8.0 million in the second quarter of 2017, primarily due to increased elimination of our intersegment sales.

Revenue for the six months ended June 30, 2018 grew 14.4%, or $91.9 million, compared to the six months ended June 30, 2017, primarily due to recent acquisitions and organic growth. We estimate that acquisitions completed since April 1, 2017 accounted for $76.7 million of revenue for the six months ended June 30, 2018. Our West Coast and West Texas markets led all of our other major markets with significantly higher total revenue, higher ready-mixed concrete sales and volume as well as increased aggregate product sales and volume for the six months ended June 30, 2018 compared to the prior year period. Ready-mixed concrete sales contributed 58.4%, or $53.7 million of our revenue growth, driven by an 8.4% increase in volume and a 0.3% increase in our average sales price. Aggregate products sales grew $42.1 million, or 103.7%, to $82.7 million from $40.6 million, resulting primarily from an 87.0% increase in volume offset by a 13.4% decrease in average sales price. The increased volume was primarily due to recent acquisitions in our West Coast (Polaris) and West Texas markets. Other products revenue and eliminations, as described above, decreased to $10.0 million from $13.9 million for the first six months of 2018 compared to the same period in 2017, primarily due to increased elimination of our intersegment sales.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $56.6 million, or 21.5%, in the second quarter of 2018 compared to the prior year quarter. As a percentage of revenue, cost of goods sold before DD&A increased by 1.9% in the second quarter of 2018 compared to the second quarter of 2017. Our costs increased primarily due to volume growth from acquisitions, resulting in higher raw material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, freight, and repairs and maintenance. During the second quarter of 2018, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the comparable prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. In addition, we incurred some raw material cost increases that we were not able to immediately pass along to our customers.

For the first six months of 2018, cost of goods sold before DD&A increased by $88.1 million, or 17.7%, compared to the six months ended June 30, 2017. Similar to the second quarter of 2018, our costs increased primarily due to volume growth resulting from acquisitions, resulting in higher raw material costs, delivery costs, and plant variable costs. During the first six months of 2018, our fixed costs increased over the comparable prior year period primarily due to higher costs to operate our facilities, as well as additional locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A increased by 2.3% in the first six months of 2018 compared to the first six months of 2017.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $1.7 million, or 5.5%, for the quarter ended June 30, 2018, in comparison to the corresponding 2017 quarter. The increase resulted from various factors, including the impact of additional SG&A expenses from recent acquisitions, increased personnel-related costs to support our growth initiatives and acquisition strategy, and increased marketing expenses. As a percentage of revenue, SG&A expenses decreased to 7.9% in the 2018 second quarter from 8.9% in the 2017 second quarter.

For the first six months of 2018, SG&A expenses increased $8.1 million, or 14.5%, compared to the first six months of 2017. This increase resulted from various factors, including acquisition-related costs, non-cash stock compensation expense, the impact of additional SG&A expenses from recent acquisitions, additional personnel-related costs to support our growth initiatives and acquisition strategy, and higher marketing expenses. As a percentage of revenue, SG&A expenses were comparable at 8.8% in both the first six months of 2018 and 2017.

Depreciation, depletion and amortization. DD&A expense increased $5.8 million, or 35.4%, for the quarter ended June 30, 2018, as compared to the corresponding quarter of 2017. For the first six months of 2018, DD&A expense increased $10.5 million, or 32.6%, as compared to the first six months of 2017. The increases primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or through acquisitions and depletion on acquired mineral deposits.

Change in value of contingent consideration.  For the three months ended June 30, 2018, we recorded a non-cash gain on revaluation of contingent consideration of $1.6 million compared to a non-cash loss of $0.7 million for the comparable 2017 quarter. For the six months ended June 30, 2018, we recorded a non-cash gain on revaluation of contingent consideration of $1.3 million compared to a non-cash loss of $1.3 million for the same period in 2017. These non-cash items are related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $59.4 million at June 30, 2018, included discount rates ranging from 3.70% to 15.75% and management's estimates of future sales volumes, permitted reserves and EBITDA. Changes in these inputs impact the valuation of our contingent consideration and result in gain or loss each reporting period. The non-cash gain from fair value changes in contingent consideration for the first six months of 2018 was primarily due to updated financial expectations for certain previously acquired businesses, while the expense in 2017 was primarily due to the passage of time.

Interest expense, net.  Net interest expense increased by $1.1 million for the quarter ended June 30, 2018, from the comparable 2017 quarter and increased $2.3 million for the first six months of 2018 from the first six months of 2017, primarily due to borrowings under our revolving credit facility in 2018.

Derivative loss.  We recorded a non-cash loss on derivatives of $15.8 million for the quarter ended June 30, 2017, and $13.9 million for the six months ended June 30, 2017, related to fair value changes in our warrants that were issued on August 31, 2010 (the "Warrants") and expired on August 31, 2017. Each quarter the Warrants were outstanding, we determined the fair value of our derivative liabilities, and the changes resulted in either income or loss. These non-cash losses in 2017 were primarily due to an increase in the price of our common stock.

Income taxes.  For the three months ended June 30, 2018 and 2017, we recorded income tax expense allocated to continuing operations of $4.3 million and $6.9 million, respectively. For the six months ended June 30, 2018 and 2017, we recorded income tax expense allocated to continuing operations of $5.9 million and $13.6 million, respectively.

For the six months ended June 30, 2018, our effective tax rate of 32.3% differed from the federal statutory rate primarily due to state taxes and adjustments related to the impact of a tax rate change enacted as part of the Tax Cuts and Jobs Act (the "Tax Act") in the amount of $1.3 million. For the six months ended June 30, 2017, our effective tax rate of 73.8% differed from the federal statutory rate primarily due to state taxes and the impact of a $13.9 million non-cash loss on our now expired Warrants, which was recorded with no associated tax benefit.

Under U.S. tax law, we treat our Canadian and U.S. Virgin Island subsidiaries as controlled foreign corporations. As such, we consider our undistributed earnings of our Canadian and U.S. Virgin Island subsidiaries, if any, to be indefinitely reinvested and, accordingly, we do not record any incremental U.S. taxes thereon.

On December 22, 2017, the President signed into law the Tax Act. Shortly after the Tax Act was enacted, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. This guidance provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date. As of June 30, 2018, we recorded provisional amounts for the effects of the Tax Act for the Base Erosion Anti-abuse Tax, which is a new minimum tax, and a mechanism to tax global intangible low taxed income. These provisional amounts were immaterial to our consolidated financial statements. We will monitor future guidance set forth by the U.S. Department of Treasury with regard to the new provisions under the Tax Act, and true up provisional amounts as appropriate within the one-year measurement period required under SAB 118.

Segment Information

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as income (loss) from continuing operations excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense, loss on extinguishment of debt, derivative income (loss), the non-cash change in value of contingent consideration, impairment of assets, hurricane-related losses, quarry dredge costs for a specific event, purchase accounting adjustments for inventory and foreign currency losses resulting from the Polaris acquisition. Other impacts excluded from our Adjusted EBITDA are non-cash stock compensation expense, acquisition-related costs and officer transition expenses. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

During the quarter ended June 30, 2018, we re-characterized certain results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other products and eliminations.  This change, which now results in all of Polaris’s operating results being reported in the aggregates products segment, was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.  As a result of this change, certain first quarter of 2018 amounts have been reclassified from those previously reported.
See Note 14, "Segment Information," to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes.

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017	%	2018	2017	%

Ready-mixed Concrete Segment:
Revenue	$350,027	$310,122	12.9%	$639,267	$585,578	9.2%
Segment revenue as a percentage of total revenue	86.6%	91.0%		87.3%	91.5%

Adjusted EBITDA	$51,795	$49,646	4.3%	$92,762	$91,150	1.8%
Adjusted EBITDA as a percentage of segment revenue	14.8%	16.0%		14.5%	15.6%

Ready-mixed Concrete Data:
Average sales price per cubic yard(1)	$133.03	$134.43	(1.0)%	$134.79	$134.36	0.3%
Sales volume in cubic yards	2,624	2,304	13.9%	4,719	4,353	8.4%
(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Revenue.  Our ready-mixed concrete sales provided 86.6% and 91.0% of our total revenue in the second quarter of 2018 and 2017, respectively. Segment revenue for the second quarter of 2018 increased $39.9 million, or 12.9%, from the comparable 2017 period, resulting from both organic growth and growth from acquisitions. We estimate that acquisitions completed since April 1, 2017 contributed $24.4 million of revenue to our second quarter of 2018 ready-mixed concrete segment. In addition, all of our major markets generated increased revenue and sales volume, except for our Atlantic market. In our Atlantic market, the sales volumes were relatively flat quarter-over-quarter.

In the second quarter of 2018 as compared to the second quarter of 2017, revenue reflected a 13.9% increase in sales volume, or 320 thousand cubic yards, providing $43.0 million, or approximately 107.8%, of our ready-mixed concrete revenue growth, which was partially offset by a 1.0% decrease in the average sales price, which decreased revenue by $3.1 million, or approximately 7.8%. We achieved price increases in most of our major markets despite a lower average sales price. The lower average sales price reflects a shift in mix, as opposed to lower pricing, including the impact of our recent acquisitions, which are in lower priced markets.

Our ready-mixed concrete sales provided 87.3% and 91.5% of our total revenue in the first six months of 2018 and 2017, respectively. Segment revenue for the first six months of 2018 increased $53.7 million, or 9.2%, from the comparable 2017 period, resulting from both organic growth and growth from acquisitions, with the majority of the increase due to higher sales volume. We estimate that acquisitions completed since April 1, 2017 contributed $37.6 million of revenue to our first six months of 2018 ready-mixed concrete segment. In addition, all our major markets generated increased average sales price, except for our Atlantic market. In our Atlantic market, the sales volumes were relatively flat for the first six months of 2018 versus 2017.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment increased to $51.8 million in the second quarter of 2018 from $49.6 million in the second quarter of 2017, an increase of $2.1 million, or 4.3%. Our sales volumes increased 13.9% while the average sales price decreased 1.0%. Our variable costs, which include primarily raw material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume and recent acquisitions. During the second quarter of 2018, we also experienced certain raw materials price increases from our vendors, which increased our cost of goods sold. While we are generally able to pass these price increases along to our customers, due to the timing of certain of the increases, we were unable to immediately recoup the full impact. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2018 second quarter compared to the prior year second quarter due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and mixer trucks compared to the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 14.8% in the second quarter of 2018 versus 16.0% in 2017, primarily reflecting the increased cost of goods sold.

For the six months ended June 30, 2018, Adjusted EBITDA for our ready-mixed concrete segment increased to $92.8 million from $91.2 million in the first six months of 2017, an increase of $1.6 million, or 1.8%. Our sales volumes increased 8.4%, and our average sales price increased 0.3%. Our variable costs were all higher due primarily to the increased volume and recent acquisitions. During the first six months of 2018, we also experienced certain raw materials price increases from our vendors, which increased our cost of goods sold. While we are generally able to pass these price increases along to our customers, due to the timing of certain of the increases, we were unable to immediately recoup the full impact. Our fixed costs increased in the first six months of 2018 versus the comparable period in the prior year due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and mixer trucks. Segment Adjusted EBITDA as a percentage of segment revenue was 14.5% in the first six months of 2018 versus 15.6% in 2017, primarily reflecting the increased cost of goods sold.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2018	2017	%	2018	2017	%
Aggregate Products Segment:
Sales to external customers	$35,065	$12,036		$59,791	$21,333
Intersegment sales	13,449	10,730		22,884	19,257
Total aggregate products revenue	$48,514	$22,766	113.1%	$82,675	$40,590	103.7%
Segment revenue, excluding intersegment sales, as a percentage of total company revenue	8.7%	3.5%		8.2%	3.3%

Adjusted EBITDA	$12,237	$8,674	41.1%	$16,913	$12,671	33.5%
Adjusted EBITDA as a percentage of total aggregate products revenue	25.2%	38.1%		20.5%	31.2%

Aggregate Products Data:
Average sales price per ton(1)	$11.11	$12.86	(13.6)%	$11.03	$12.73	(13.4)%
Sales volume in tons	3,055	1,529	99.8%	5,189	2,775	87.0%

(1) Our calculation of the aggregate products segment average sales price excludes certain other ancillary revenue and Polaris’s freight revenue.  We define revenue for our aggregate products average sales price calculation as amounts billed to external and internal customers for coarse and fine aggregate products, excluding delivery charges.  Our definition and calculation of average sales price may differ from other companies in the construction materials industry.

During the quarter ended June 30, 2018, we re-characterized certain results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other products and eliminations.  This change was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.  As a result of this change, certain first quarter of 2018 amounts have been reclassified from those previously reported. Further, as a result of the strategic expansion of our aggregate products operations and continued vertical integration, our aggregate products sales continue to increase as a percentage of our total revenue.
Revenue.  Sales for our aggregate products segment provided 8.7% and 3.5% of our total revenue for the second quarter of 2018 and 2017, respectively, excluding intersegment sales of $13.4 million and $10.7 million, respectively. Segment revenue increased $25.7 million, or 113.1%, compared to prior year levels, primarily due to acquisitions. We estimate that acquisitions completed since April 1, 2017 contributed $24.6 million to our second quarter of 2018 aggregate products revenue. In addition, our aggregate products revenue and sales volume increased in all of our major markets as compared to the second quarter of 2017.

For the first six months of 2018, aggregate products segment sales provided 8.2% and 3.3% of our total revenue for 2018 and 2017, respectively, excluding intersegment sales of $22.9 million and $19.3 million, respectively. Segment revenue increased $42.1 million, or 103.7%, compared to prior year levels, primarily due to acquisitions. We estimate that acquisitions completed since April 1, 2017 contributed $42.7 million to our first six months of 2018 aggregate products revenue. In addition, our aggregate products revenue and sales volume increased in all of our major markets, except for our North Texas market as compared to the first six months of 2017.

We sell our aggregate products to external customers and also sell them internally to our ready-mixed concrete segment at market price. Our average sales price decreased 13.6% and 13.4% in the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. Our recent acquisitions have resulted in a change in product mix which has resulted in an overall lower average sales price for the segment. In addition, we are experiencing reduced product margins in our aggregate products segment pending full integration and volume expansion of recent acquisitions, including Polaris.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased to $12.2 million in the second quarter of 2018 from $8.7 million in the second quarter of 2017. Although sales volumes increased 99.8%, the average sales price decreased 13.6%. The higher revenue from sales volume was partially offset by a decrease in the average sales price, an increase in the cost of goods sold associated with the volume growth, and an increase in the SG&A expenses related to our acquisitions. Overall, our segment Adjusted EBITDA as a percentage of segment revenue decreased to 25.2% in the second quarter of 2018 from 38.1% in the second quarter of 2017.

For the six months ended June 30, 2018, Adjusted EBITDA for our aggregate products segment increased to $16.9 million from $12.7 million for the six months ended June 30, 2017. Although sales volumes increased 87.0%, the increased revenues were partially offset by a 13.4% decrease in the average sales price. In addition, the higher revenue from sales volume was partially offset by the increased cost of goods sold associated with the volume growth, as well as increased SG&A expenses related to our acquisitions. Overall, our segment Adjusted EBITDA as a percentage of segment revenue decreased to 20.5% in the first six months of 2018 from 31.2% in the comparable period of 2017.

Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our asset-based revolving credit facility (the "Revolving Facility"), which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base.

As of June 30, 2018, we had $21.5 million of cash and cash equivalents, not including restricted cash of $2.8 million. At June 30, 2018, based on our borrowing base, we had $173.6 million of available borrowing capacity under the Revolving Facility, providing total available liquidity of $195.1 million. Our unused availability under the Revolving Facility at June 30, 2018 decreased from December 31, 2017, primarily due to higher outstanding borrowings under the Revolving Facility.

The following key financial metrics reflect our financial position and capital resources as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$21,511	$22,581
Working capital	$100,729	$103,244
Total debt (1)	$750,554	$693,336
Equity	317,798	302,142
Total capital	$1,068,352	$995,478

Available capacity under the Revolving Facility	$173,600	$206,400

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, notes payable and borrowings under the Revolving Facility.

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

The projection of our cash needs is based upon many factors, including without limitation, our expected volume, pricing, cost of materials and capital expenditures. We anticipate that our federal and state income tax payments will decline in 2018 as compared to prior years following the enactment of the Tax Act, which reduced the corporate statutory rate from 35% to 21%. Based on our projected cash needs, we believe that cash on hand, availability under the Revolving Facility and cash generated from operations will provide us with sufficient liquidity in the ordinary course of business for the next twelve months, not including potential acquisitions. If, however, availability under the Revolving Facility, cash on hand and our operating cash flows are not adequate to fund our operations, we would need to obtain other equity or debt financing or sell assets to provide additional liquidity.

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

Under the Revolving Facility agreement, we are subject to usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions.  The negative covenants are subject to certain exceptions.  Under our loan agreement and in accordance with the agreement, we, upon the occurrence of certain events, are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of June 30, 2018, we were in compliance with all debt covenants to which we were subject.

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

For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 15, “Supplemental Condensed Consolidating Financial Information,” to our condensed financial statements included in Part I of this report.

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment with $91.3 million of remaining principal as of June 30, 2018.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $47.9 million for the six months ended June 30, 2018, compared to $53.2 million for the six months ended June 30, 2017.

We used $78.6 million to fund investing activities during the six months ended June 30, 2018 and $49.8 million for the six months ended June 30, 2017. We paid $61.1 million and $32.8 million to fund acquisitions during the first six months of 2018 and 2017, respectively. In addition, we used $20.8 million and $18.7 million in the six months ended June 30, 2018 and 2017, respectively, to fund purchases of machinery and equipment as well as mixer trucks and other vehicles to service our business.

Our net cash provided by financing activities was $32.6 million for the six months ended June 30, 2018 and $192.6 million for the comparable period of 2017. Financing activities during the first six months of 2018 included $51.4 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we repaid $13.7 million of capital leases and notes used to fund capital expenditures and paid $3.5 million for contingent and deferred consideration obligations. Financing activities during the first six months of 2017 included proceeds from our 2024 Notes offering, including the premium on the issue price and net of related debt issuance costs. In addition, during the first six months of 2017, we made payments of $8.8 million related to our capital leases and other financings and paid $4.5 million for contingent and deferred consideration obligations.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancelable operating leases that are not reflected on our balance sheet.  At June 30, 2018, we had $17.5 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $35.0 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first six months of 2018 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtained for our products.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “intends,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” "outlook," “predict,” “potential,” or “continue,” the negative of such terms or other comparable terminology. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018, excludes an assessment of the internal control over financial reporting related to each of the above acquisitions. The above acquisitions represented 26.4% of our consolidated total assets and 10.4% of our consolidated revenue included in our condensed consolidated financial statements as of and for the six months ended June 30, 2018.

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

Changes in Internal Control over Financial Reporting

We have completed a number of acquisitions in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing and except as described above, during the quarter ended June 30, 2018, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended June 30, 2018:

Calendar Month	Total Number of Shares Acquired (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (2)
April 1 - April 30, 2018	10,560	$60.22	—	$50,000,000
May 1 - May 31, 2018	—	—	—	50,000,000
June 1 - June 30, 2018	—	—	—	50,000,000
Total	10,560	$60.22	—	$50,000,000

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

10.1†	—Employment Agreement with Scott Dryden, dated February 19, 2018
31.1	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	—Certification of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	—Certification pursuant to 18 U.S.C. Section 1350.
32.2	—Certification pursuant to 18 U.S.C. Section 1350.
95.1	—Mine Safety Disclosures.
101.INS	—XBRL Instance Document
101.SCH	—XBRL Taxonomy Extension Schema Document
101.CAL	—XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the filing indicated.
†   Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. CONCRETE, INC.

Date:	August 7, 2018	By:	/s/ John E. Kunz
John E. Kunz
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)