Form 10-Q
period 2018-09-30
US CONCRETE INC
filed 2018-11-02
CIK 1073429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

There were 16,820,361 shares of common stock, par value $.001 per share, of the registrant outstanding as of October 29, 2018.

U.S. CONCRETE, INC.

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,182	$22,581
Trade accounts receivable, net of allowances of $5,573 as of September 30, 2018 and $5,785 as of December 31, 2017	255,101	214,221
Inventories	49,597	48,085
Prepaid expenses	9,521	5,297
Other receivables	17,708	19,191
Other current assets	3,362	2,310
Total current assets	360,471	311,685
Property, plant and equipment, net of accumulated depreciation, depletion and amortization of $221,630 as of September 30, 2018 and $178,168 as of December 31, 2017	681,061	636,268
Goodwill	238,399	204,731
Intangible assets, net	123,769	118,123
Other assets	7,322	5,327
Total assets	$1,411,022	$1,276,134
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137,313	$117,070
Accrued liabilities	114,394	65,420
Current maturities of long-term debt	29,795	25,951
Total current liabilities	281,502	208,441
Long-term debt, net of current maturities	700,718	667,385
Other long-term obligations and deferred credits	58,284	93,341
Deferred income taxes	33,990	4,825
Total liabilities	1,074,494	973,992
Commitments and contingencies (Note 12)
Equity:
Preferred stock	—	—
Common stock	18	18
Additional paid-in capital	327,202	319,016
Retained earnings (accumulated deficit)	14,225	(13,784)
Treasury stock, at cost	(26,675)	(24,799)
Total shareholders' equity	314,770	280,451
Non-controlling interest	21,758	21,691
Total equity	336,528	302,142
Total liabilities and equity	$1,411,022	$1,276,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$404,267	$354,628	$1,136,254	$994,687
Cost of goods sold before depreciation, depletion and amortization	325,268	278,995	912,738	778,328
Selling, general and administrative expenses	32,220	30,056	96,371	86,073
Depreciation, depletion and amortization	25,473	16,593	68,190	48,802
Change in value of contingent consideration	395	719	(863)	2,047
Impairment of assets	—	648	1,299	648
Gain on sale of business and assets, net	(14,081)	(106)	(14,642)	(496)
Operating income	34,992	27,723	73,161	79,285
Interest expense, net	11,741	10,552	34,564	31,062
Derivative loss (income)	—	(13,119)	—	791
Loss on extinguishment of debt	—	60	—	60
Other income, net	(1,103)	(1,287)	(4,163)	(2,591)
Income from continuing operations before income taxes	24,354	31,517	42,760	49,963
Income tax expense	8,575	7,241	14,519	20,854
Income from continuing operations	15,779	24,276	28,241	29,109
Loss from discontinued operations, net of taxes	—	(222)	—	(524)
Net income	15,779	24,054	28,241	28,585
Less: Net income attributable to non-controlling interest	(177)	—	(232)	—
Net income attributable to U.S. Concrete	$15,602	$24,054	$28,009	$28,585

Basic income per share attributable to U.S. Concrete:
Income from continuing operations	$0.95	$1.51	$1.70	$1.85
Loss from discontinued operations, net of taxes	—	(0.01)	—	(0.03)
Net income per share attributable to U.S. Concrete - basic	$0.95	$1.50	$1.70	$1.82

Diluted income per share attributable to U.S. Concrete:
Income from continuing operations	$0.94	$1.46	$1.70	$1.75
Loss from discontinued operations, net of taxes	—	(0.01)	—	(0.03)
Net income per share attributable to U.S. Concrete - diluted	$0.94	$1.45	$1.70	$1.72

Weighted average shares outstanding:
Basic	16,482	16,028	16,461	15,745
Diluted	16,524	16,651	16,522	16,633

Net income attributable to U.S. Concrete:
Income from continuing operations attributable to U.S. Concrete	$15,602	$24,276	$28,009	$29,109
Loss from discontinued operations, net of taxes	—	(222)	—	(524)
Total net income attributable to U.S. Concrete	$15,602	$24,054	$28,009	$28,585
The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(Unaudited)
(in thousands)

	Common Stock
	# of Shares	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Shareholders' Equity	Non-controlling Interest	Total Equity
BALANCE, December 31, 2017	16,652	$18	$319,016	$(13,784)	$(24,799)	$280,451	$21,691	$302,142
Stock-based compensation expense	—	—	8,108	—	—	8,108	—	8,108
Restricted stock vesting	8	—	—	—	—	—	—	—
Restricted stock grants, net of cancellations	182	—	—	—	—	—	—	—
Stock options exercised	6	—	78	—	—	78	—	78
Other treasury share purchases	(29)	—	—	—	(1,876)	(1,876)	—	(1,876)
Measurement period adjustments for prior year business combinations	—	—	—	—	—	—	(125)	(125)
Payments to non-controlling interest						—	(40)	(40)
Net income	—	—	—	28,009	—	28,009	232	28,241
BALANCE, September 30, 2018	16,819	$18	$327,202	$14,225	$(26,675)	$314,770	$21,758	$336,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,241	$28,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	68,190	48,802
Amortization of debt issuance costs	1,355	1,515
Amortization of discount on long-term incentive plan and other accrued interest	406	530
Amortization of premium on long-term debt	(1,163)	(1,163)
Derivative loss	—	791
Change in value of contingent consideration	(863)	2,047
Net gain on disposal of business and assets	(14,642)	(496)
Loss on extinguishment of debt	—	60
Impairment of assets	1,299	648
Deferred income taxes	10,113	6,863
Provision for doubtful accounts and customer disputes	3,422	3,518
Stock-based compensation	8,108	6,523
Unrealized foreign exchange gain	(61)	—
Changes in assets and liabilities, excluding effects of acquisitions:
Accounts receivable	(44,419)	(30,076)
Inventories	(153)	(2,946)
Prepaid expenses and other current assets	(4,801)	1,565
Other assets and liabilities	(1,582)	201
Accounts payable and accrued liabilities	36,766	17,279
Net cash provided by operating activities	90,216	84,246
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32,206)	(33,984)
Payments for acquisitions, net of cash acquired	(72,326)	(56,796)
Advance for note receivable	—	(8,063)
Proceeds from disposals of businesses and property, plant and equipment	18,603	2,308
Purchases of environmental credits	(2,836)	—
Insurance proceeds from property loss claims	2,154	—
Net cash used in investing activities	(86,611)	(96,535)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolver borrowings	338,213	—
Repayments of revolver borrowings	(310,713)	—
Proceeds from issuance of debt	—	211,500
Proceeds from exercise of stock options and warrants	78	2,695
Payments of other long-term obligations	(5,648)	(7,722)
Payments for other financing	(21,212)	(14,317)
Debt issuance costs	—	(4,332)
Other treasury share purchases	(1,876)	(3,046)
Payments to non-controlling interest	(249)	—
Other proceeds	464	—
Net cash provided by (used in) financing activities	(943)	184,778
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(61)	—
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,601	172,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	22,581	75,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,182	$248,263

U.S. CONCRETE, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Net cash paid for interest	$24,515	$20,870
Net cash paid for income taxes	$2,896	$17,377

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Capital expenditures funded by capital leases and promissory notes	$30,716	$45,517
Acquisitions funded by contingent consideration	$1,143	$20,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. Estimates and assumptions that we consider significant in the preparation of our financial statements include those related to our allowance for doubtful accounts, business combinations, goodwill, intangible assets, valuation of contingent consideration, accruals for self-insurance programs, income taxes, the valuation of inventory and the valuation and useful lives of property, plant and equipment.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Standards/Updates Not Yet Adopted

Lease Accounting. In February 2016, the FASB issued a new lease accounting standard intended to increase transparency and comparability among organizations by reorganizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Additionally, this guidance will require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases, including qualitative and quantitative requirements. We expect to adopt the guidance using the transition approach that permits application of the new standard at the adoption date instead of the earliest comparative period presented in the financial statements, with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are currently finalizing our lease portfolio analysis to determine the impact to our consolidated financial statements. To facilitate our adoption beginning in the first quarter of 2019, we are implementing processes and information technology tools to assist in our ongoing lease data collection and analysis and updating our accounting policies and internal controls that will be impacted by the new guidance.

Fair Value Measurement Disclosures. In August 2018, the FASB issued a new Accounting Standards Update ("ASU") to eliminate or modify certain of the disclosures related to fair value measurement while adding new disclosures. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued. Early adoption is permitted for the eliminated or modified disclosure requirements and the adoption of all the new disclosure requirements may be delayed until their effective date. The ASU requires prospective application to the new requirements and any modification to disclosures made because of the change to the requirements for the narrative description of measurement of uncertainty. The effects of all other amendments must be applied retrospectively to all periods presented. We are still evaluating this ASU, but since it is focused on disclosures, we do not expect that its adoption will have a significant impact on our consolidated financial statements.

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. In August 2018, the FASB issued a new ASU to address the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those for capitalizing implementation costs incurred to develop or obtain internal-use software. The accounting for the service element of a hosting arrangement that is a service contract is not affected by this ASU. Under this ASU, costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The ASU also requires that the capitalized implementation costs be expensed over the term of the hosting arrangement, while subjecting the capitalized costs to the guidance for impairment of long-lived assets. The ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. Early adoption is permitted, including adoption in any interim period. The ASU may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating this ASU, but we do not expect that its adoption will have a significant impact on our consolidated financial statements.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 13 for disaggregation of revenue by segment and product as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

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

2018 Acquisitions

We completed five acquisitions during the nine months ended September 30, 2018 that expanded our ready-mixed concrete operations in the Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania), and expanded our ready-mixed concrete and aggregate products operations in West Texas. The aggregate fair value consideration for these acquisitions, which were all accounted for as business combinations, was $71.0 million. The acquisitions included the assets and certain liabilities of the following:

•	On Time Ready Mix, Inc. ("On Time") located in Flushing, New York on January 10, 2018;

•
Cutrell Trucking, LLC., Dumas Concrete, LLC., Pampa Concrete Co., Inc., Panhandle Concrete, LLC., and Texas Sand & Gravel Co., Inc. (collectively "Golden Spread") located in Amarillo, Texas on March 2, 2018;

•	Leon River Aggregate Materials, LLC. ("Leon River") located in Proctor, Texas on August 29, 2018; and

•	Two individually immaterial ready-mixed concrete operations in our Atlantic Region and West Texas Region on March 5, 2018 and September 14, 2018, respectively.

The aggregate fair value consideration for these five acquisitions included $69.9 million in cash and fair value contingent consideration of $1.1 million. We funded the cash portion of the 2018 acquisitions through a combination of cash on hand and borrowings under our Revolving Facility (as defined in Note 7). The combined assets acquired through these 2018 acquisitions included 149 mixer trucks, 20 concrete plant facilities and 2 aggregate facilities. During the three and nine months ended September 30, 2018, we incurred approximately $0.1 million and $0.6 million, respectively, of transaction costs to effect the 2018 acquisitions, which are included in selling and general administrative expenses in our condensed consolidated statements of operations.

Our accounting for the 2018 business combinations is preliminary. We expect to record adjustments as we accumulate information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. See Note 6 for a description of our measurement period adjustments.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total consideration for the 2018 acquisitions and the preliminary amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands):

2018 Acquisitions
Inventory	$1,406
Other current assets	77
Property, plant and equipment	36,576
Definite-lived intangible assets	20,615
Total assets acquired	58,674
Current liabilities	50
Other long-term liabilities	153
Total liabilities assumed	203
Goodwill	12,581
Total consideration (fair value) (1)	$71,052

(1) Included $1.1 million of contingent consideration.

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

The aggregate fair value consideration for these eight acquisitions included $298.4 million in cash, $5.5 million in payments deferred over a four-year period, and fair value contingent consideration of $24.0 million. The combined assets acquired through these 2017 acquisitions included 409 acres of land, two aggregate facilities with approximately 130 million tons of proven aggregates reserves, 51 mixer trucks, seven concrete plant facilities and four aggregates distribution terminals. We funded the cash portion of the acquisitions through a combination of cash on hand and borrowings under our Revolving Facility. Prior to the completion of the Polaris acquisition, we received two promissory notes from Polaris aggregating $18.1 million Canadian dollars, which were reclassified as intercompany loans upon completion of the acquisition and have been eliminated from our consolidated balance sheet. During the three and nine months ended September 30, 2017, we incurred $1.1 million and $1.8 million of transaction costs, respectively, to effect the 2017 acquisitions, which are included in selling and general administrative expenses in our condensed consolidated statements of operations.

Our accounting for the 2017 business combinations is final except for the Polaris acquisition and one of the individually immaterial acquisitions. We expect to record adjustments as we accumulate information needed to finalize the fair value of assets acquired and liabilities assumed, including other long-term liabilities, fair value of property, plant and equipment, tax-related balances and goodwill. See Note 6 for a description of our measurement period adjustments.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total consideration for the 2017 acquisitions and the preliminary amounts related to the assets acquired and liabilities assumed based on the estimated fair values as of the respective acquisition dates (in thousands):

	Polaris	2017 Acquisitions (Excluding Polaris)
Cash	$20,678	$—
Accounts receivable(1)	4,561	1,110
Inventory	6,022	695
Other current assets	1,522	48
Property, plant and equipment	199,316	63,221
Other long-term assets	896	—
Definite-lived intangible assets	—	8,331
Total assets acquired	232,995	73,405
Current liabilities(2)	29,317	1,081
Long-term deferred income tax liability	20,207	—
Other long-term liabilities	2,999	62
Total liabilities assumed	52,523	1,143
Non-controlling interest	21,442	—
Goodwill	83,738	12,837
Total consideration (fair value)(3)	$242,768	$85,099

(1)
Except for Polaris, the aggregate fair value of the 2017 acquisitions' acquired accounts receivable approximated the aggregate gross contractual amount. The fair value of Polaris's acquired accounts receivable was $4.6 million, which represented an aggregate gross contractual amount of $4.9 million, less estimated amounts not expected to be collected.

(2)	Current liabilities for Polaris included $14.2 million payable to the Company, which was eliminated in consolidation.

(3)	Included $29.5 million of deferred and contingent consideration for acquisitions other than Polaris.

Acquired Intangible Assets and Goodwill

A summary of the intangible assets acquired in 2018 and 2017 and their estimated useful lives is as follows (in thousands):

	Weighted Average Amortization Period (In Years)	Fair Value At Acquisition Date
Customer relationships	6.7	$27,050
Non-compete agreements	5.0	1,512
Favorable contract	3.7	384
Total		$28,946

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018, the estimated future aggregate amortization expense of definite-lived intangible assets from the 2018 and 2017 acquisitions was as follows (in thousands):

2018 (remainder of the year)	$1,248
2019	4,991
2020	4,974
2021	4,038
2022	3,834
Thereafter	6,819
Total	$25,904

During the three and nine months ended September 30, 2018, we recorded $1.4 million and $2.8 million of amortization expense, respectively, related to these intangible assets. We recorded less than $0.1 million of amortization expense related to these intangible assets during both the three and nine months ended September 30, 2017. We recorded additional amortization expense of $0.2 million and $0.3 million during the three and nine months ended September 30, 2018, respectively, for measurement period adjustments related to these intangible assets.

The goodwill ascribed to our acquisitions is related to the synergies we expect to achieve with expansion in the markets in which we already operate as well as entry into new metropolitan areas of our existing geographic markets. The goodwill relates to our ready-mixed concrete, aggregate products and other non-reportable segments. See Note 6 for the allocation of goodwill to our segments. We generally expect $25.4 million of goodwill from the 2017 and 2018 acquisitions to be deductible for tax purposes. See Note 9 for additional information regarding income taxes.

Actual Impact of Acquisitions

During the three months ended September 30, 2018, we recorded approximately $46.2 million of revenue and $2.4 million of operating loss in our condensed consolidated statements of operations, including the impact of depreciation, depletion and amortization as well as certain measurement period adjustments (see Note 6) related to the 2017 and 2018 acquisitions following their respective dates of acquisition. During the nine months ended September 30, 2018, we recorded approximately $123.4 million of revenue and $3.7 million of operating income in our condensed consolidated statements of operations related to the 2017 and 2018 acquisitions following their respective dates of acquisition.

During the three months ended September 30, 2017, we recorded approximately $0.5 million of revenue and $0.5 million of operating loss in our condensed consolidated statements of operations related to the 2017 acquisitions following their respective dates of acquisition. During the nine months ended September 30, 2017, we recorded approximately $1.0 million of revenue and $0.1 million of operating income in our condensed consolidated statements of operations related to the 2017 acquisitions following their respective dates of acquisition.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Impact of Acquisitions

The information presented below reflects the unaudited pro forma combined financial results for the 2017 and 2018 acquisitions, excluding the individually immaterial acquisitions as described above, as historical financial results for these operations were not material and were impractical to obtain from the former owners. All other acquisitions have been included and represent our estimate of the results of operations as if the 2018 acquisitions had been completed on January 1, 2017 and the 2017 acquisitions had been completed on January 1, 2016 (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue from continuing operations	$404,877	$398,597	$1,153,093	$1,120,082
Net income attributable to U.S. Concrete	$15,441	$24,494	$28,309	$29,368

Net income per share attributable to U.S. Concrete - basic	$0.94	$1.53	$1.72	$1.87
Net income per share attributable to U.S. Concrete - diluted	$0.93	$1.47	$1.71	$1.77

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

The unaudited pro forma net income attributable to U.S. Concrete and per share amounts above reflect the following adjustments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Increase in intangible amortization expense	$131	$(1,149)	$(912)	$(3,472)
Decrease (increase) in depreciation expense	—	1,018	—	(3,482)
Exclusion of buyer transaction costs	47	1,230	899	1,874
Exclusion of seller transaction costs	—	6,447	—	9,671
Increase in expenses related to conversions from IFRS(1) to U.S. GAAP	—	(93)	—	(206)
Decrease (increase) in income tax expense	31	490	(117)	(400)
Increase in non-controlling loss	—	(32)	—	(312)

(1)	IFRS is defined as International Financial Reporting Standards as issued by the International Accounting Standards Board.

The unaudited pro forma results do not reflect any operational efficiencies or potential cost savings that may occur as a result of consolidation of the operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	INVENTORIES

Inventories were as follows (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$43,958	$44,238
Building materials for resale	2,647	2,192
Other	2,992	1,655
Total inventories	$49,597	$48,085

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in goodwill by reportable segment from December 31, 2017 to September 30, 2018 were as follows (in thousands):

	Ready-Mixed Concrete Segment	Aggregate Products Segment	Other Non-Reportable Segments	Total
Goodwill, gross at December 31, 2017	$139,834	$57,438	$13,212	$210,484
2018 acquisitions (1)	11,722	—	859	12,581
Measurement period adjustments for prior year business combinations (2)	(341)	29,970	(8,542)	21,087
Goodwill, gross at September 30, 2018	151,215	87,408	5,529	244,152
Accumulated impairment at December 31, 2017 and September 30, 2018	(4,414)	(1,339)	—	(5,753)
Goodwill, net at September 30, 2018	$146,801	$86,069	$5,529	$238,399

(1)
During the nine months ended September 30, 2018, we recorded significant measurement period adjustments for the 2018 acquisitions of $5.3 million related to additional definite-lived intangible assets.

(2)
Adjustments for the 2017 acquisitions recorded during 2018 included $20.7 million of additional long-term obligations, of which $20.2 million related to deferred taxes attributable to fair value adjustments on Polaris's fixed assets as of the acquisition date; $2.9 million of assumed liabilities; $0.7 million of lower working capital; $2.7 million of additional property, plant, and equipment; $0.3 million of additional definite-lived intangible assets; and other various changes. The measurement period adjustments for the 2017 acquisitions also included a $9.6 million reclassification of goodwill between the aggregate products segment and other non-reportable segments. We re-characterized the results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other non-reportable segments.  This change was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

Our purchased intangible assets were as follows (in thousands):

	As of September 30, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$109,343	$(39,215)	$70,128	5.2
Trade names	44,456	(10,422)	34,034	19.7
Non-competes	18,387	(11,159)	7,228	2.8
Leasehold interests	12,480	(4,642)	7,838	6.1
Favorable contracts	4,034	(3,807)	227	2.2
Environmental credits	2,836	—	2,836	17.3
Total definite-lived intangible assets	191,536	(69,245)	122,291	9.4
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$193,014	$(69,245)	$123,769

(1)
Land rights acquired in a prior year acquisition will be reclassified to property, plant, and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

	As of December 31, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Life (In Years)
Definite-lived intangible assets
Customer relationships	$89,933	$(28,092)	$61,841	5.5
Trade names	44,456	(8,120)	36,336	19.9
Non-competes	16,875	(8,510)	8,365	2.9
Leasehold interests	12,480	(3,378)	9,102	6.7
Favorable contracts	4,034	(3,033)	1,001	1.3
Total definite-lived intangible assets	167,778	(51,133)	116,645	9.8
Indefinite-lived intangible assets
Land rights(1)	1,478	—	1,478
Total purchased intangible assets	$169,256	$(51,133)	$118,123

(1)
Land rights acquired in a prior year acquisition will be reclassified to property, plant, and equipment upon the division of certain shared properties and settlement of the associated deferred payment.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018, the estimated remaining amortization of our definite-lived intangible assets was as follows (in thousands):

2018 (remainder of the year)	$6,088
2019	23,457
2020	21,248
2021	18,890
2022	12,990
Thereafter	39,618
Total	$122,291

Also included in other non-current liabilities in the accompanying condensed consolidated balance sheets are unfavorable lease intangibles with a gross carrying amount of $1.5 million as of both September 30, 2018 and December 31, 2017, and a net carrying amount of $0.8 million and $1.0 million as of September 30, 2018 and December 31, 2017, respectively. These unfavorable lease intangibles had a weighted average remaining life of 4.4 years as of September 30, 2018.

We recorded $6.4 million and $5.1 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the three months ended September 30, 2018 and 2017, respectively. We recorded $17.9 million and $15.4 million of amortization expense on our definite-lived intangible assets and unfavorable lease intangibles for the nine months ended September 30, 2018 and 2017, respectively.

7.	DEBT

Our debt and capital leases were as follows (in thousands):

	September 30, 2018	December 31, 2017
6.375% senior unsecured notes due 2024 and unamortized premium(1)	$608,786	$609,949
Senior secured credit facility	36,500	9,000
Capital leases	63,789	53,324
Other financing	30,906	31,886
Debt issuance costs	(9,468)	(10,823)
Total debt	730,513	693,336
Less: current maturities	(29,795)	(25,951)
Long-term debt, net of current maturities	$700,718	$667,385

(1)	The effective interest rate for these notes was 6.56% as of both September 30, 2018 and December 31, 2017.

Senior Secured Credit Facility

As of September 30, 2018, we had $17.5 million of undrawn standby letters of credit under our senior secured credit facility ("Revolving Facility"). The weighted average interest rate for the facility was 3.62% as of September 30, 2018.

Our actual maximum credit availability under the Revolving Facility varies from time to time and is determined by calculating the value of our eligible accounts receivable, inventory, mixer trucks and machinery, minus reserves imposed by the lenders and certain other adjustments. Our availability under the Revolving Facility at September 30, 2018 was $226.2 million. We are required, upon the occurrence of certain events, to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of September 30, 2018, we were in compliance with all covenants under the loan agreement that governs the Revolving Facility.

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

The following tables present our fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Contingent consideration, including current portion (1)	$59,869	$—	$—	$59,869
	$59,869	$—	$—	$59,869

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Contingent consideration, including current portion (1)	$61,817	$—	$—	$61,817
	$61,817	$—	$—	$61,817

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of September 30, 2018
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$33.7	$25.1	$1.1
Discount rate	10.50% - 11.50%	3.70% - 5.00%	6.03% - 15.75%
Payment cap (in millions)	$37.3	$27.3	$1.3
Expected payment period remaining (in years)	1-3	1-5	1-4
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

	As of December 31, 2017
Valuation Inputs	Monte Carlo Simulation	Income Approach	Discounted Cash Flow Technique
Fair value (in millions)	$37.1	$23.6	$1.1
Discount rate	9.75% - 11.75%	3.70% - 5.00%	6.03% - 15.75%
Payment cap (in millions)	$39.3	$26.0	$1.4
Expected payment period remaining (in years)	2-4	1-5	1-5
Management projections of the payout criteria	EBITDA/Volumes	Permitted reserves/Volumes	Volumes

The following table provides a reconciliation of the changes in Level 3 fair value measurements from December 31, 2017 to September 30, 2018 (in thousands):

Contingent Consideration
Balance at December 31, 2017	$61,817
Acquisitions (1)	1,143
Change in contingent consideration valuation	(863)
Payments of contingent consideration	(2,228)
Balance at September 30, 2018	$59,869

(1)	Represents the fair value of the contingent consideration associated with two of the 2018 acquisitions as of the acquisition date.

Our other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and long-term debt.  We consider the carrying values of cash and cash equivalents, accounts receivable, and accounts payable to be representative of their respective fair values because of their short-term maturities or expected settlement dates.  The fair value of our 6.375% senior unsecured notes due 2024 ("2024 Notes"), which was estimated based on quoted market prices (i.e., Level 2 inputs), was $607.4 million as of September 30, 2018. The carrying value of the outstanding amounts under our Revolving Facility approximates fair value due to the floating interest rate.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

We recorded income tax expense of $8.6 million and $14.5 million for the three and nine months ended September 30, 2018, respectively. We recorded income tax expense allocated to continuing operations of $7.2 million and $20.9 million for the three and nine months ended September 30, 2017, respectively. For the nine months ended September 30, 2018, our effective tax rate of 34.0% exceeded the federal statutory rate primarily due to (i) certain subsidiaries having no income tax benefit on their operating losses due to full valuation allowances recorded, (ii) adjustments related to the tax rate change enacted as part of the Tax Cuts and Jobs Act (the "Tax Act"), and (iii) state taxes. For the nine months ended September 30, 2017, our effective tax rate of 41.7% differed from the federal statutory rate primarily due to state taxes and the impact of a $0.8 million non-cash loss on our now expired warrants, which was recorded with no associated tax benefit.

We record changes in our unrecognized tax benefits based on anticipated federal and state tax filing positions on a quarterly basis. For the nine months ended September 30, 2018 and 2017, we recorded unrecognized tax benefits of $0.3 million and $0.1 million, respectively.

The $29.2 million increase in deferred income tax liability as of September 30, 2018 compared to December 31, 2017 was primarily related to fair value adjustments on fixed assets that were made as part of the purchase accounting for Polaris, offset by the release of valuation allowances on certain of Polaris's subsidiaries' carryforward net operating losses that are more likely than not expected to be utilized, in whole or in part.

On December 22, 2017, the President signed the Tax Act into law. Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. This guidance provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date. As of September 30, 2018, we recorded provisional amounts for the effects of the Tax Act for the Base Erosion Anti-abuse Tax, which is a new minimum tax, and a mechanism to tax global intangible low taxed income. These provisional amounts were immaterial to our consolidated financial statements. We will monitor future guidance set forth by the U.S. Department of Treasury with regard to the new provisions under the Tax Act, and true up provisional amounts as appropriate within the one-year measurement period allowed under SAB 118.

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

The following is a reconciliation of the components of the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to U.S. Concrete	$15,602	$24,276	$28,009	$29,109
Loss from discontinued operations, net of taxes	—	(222)	—	(524)
Net income attributable to U.S. Concrete	$15,602	$24,054	$28,009	$28,585

Denominator for diluted earnings per share:
Basic weighted average common shares outstanding	16,482	16,028	16,461	15,745
Restricted stock and restricted stock units	33	84	50	112
Warrants	—	524	—	760
Stock options	9	15	11	16
Diluted weighted average common shares outstanding	16,524	16,651	16,522	16,633

The following table shows the type and number (in thousands) of potentially dilutive shares excluded from the diluted earnings (loss) per share calculations for the periods presented as their effect would have been anti-dilutive or they had not met their performance target:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Potentially dilutive shares:
Unvested restricted stock awards and restricted stock units	169	60	171	62
Total potentially dilutive shares	169	60	171	62

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	DIVESTITURES

During the three months ended September 30, 2018, we sold our Dallas/Fort Worth area lime operations, including property, plant and equipment and inventory. Also during this period, we sold the assets and liabilities associated with our Michigan property, which was part of our aggregate products segment. In connection with these divestitures, we received total net proceeds of $16.7 million and recorded a pre-tax gain of $14.6 million, which is included in gain on sale of business and assets, net, in the accompanying condensed consolidated statements of operations.

As of September 30, 2018, other current assets included $2.0 million of property, plant and equipment held for sale and accrued liabilities included $1.0 million of liabilities that are expected to be assumed by the purchasers upon the closing of a pending sale of a New Jersey property in our aggregate products segment. We expect to close the sale of this property, which is near the end of its economic life and no longer fits into our operating plans, during the fourth quarter of 2018.

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

As of September 30, 2018, there are no material product defect claims pending against us.  Accordingly, our existing accruals for claims against us do not reflect any material amounts relating to product defect claims.  While our management is not aware of any facts that would reasonably be expected to lead to material product defect claims against us that would have a material adverse effect on our business, financial condition or results of operations, it is possible that claims could be asserted against us in the future.  We do not maintain insurance that would cover all damages resulting from product defect claims.  In particular, we generally do not maintain insurance coverage for the cost of removing and rebuilding structures.  In addition, our indemnification arrangements with contractors or others, when obtained, generally provide only limited protection against product defect claims.  Due to inherent uncertainties associated with estimating unasserted claims in our business, we cannot estimate the amount of any future loss that may be attributable to product defect claims related to ready-mixed concrete we have delivered prior to September 30, 2018.

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As permitted under Delaware law, we have agreements that provide indemnification of officers and directors for certain events or occurrences while the officer or director is or was serving at our request in such capacity. The maximum potential amount of future payments that we could be required to make under these indemnification agreements is not limited; however, we have a director and officer insurance policy that potentially limits our exposure and enables us to recover a portion of future amounts that may be paid.  As a result of the insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2018.

We and our subsidiaries are parties to agreements that require us to provide indemnification in certain instances when we acquire businesses and real estate and in the ordinary course of business with our customers, suppliers, lessors and service providers.

San Francisco County Matter

On April 5, 2018, the State of California filed a lawsuit against the Company in San Francisco County Superior Court alleging violations of California environmental statutes, unfair business practices, and false advertising arising out of alleged incidents of employees spraying down mixer trucks on public streets allegedly resulting in concrete residue and waste water entering sewer and storm drain systems. The State of California sought injunctive relief, civil penalties, restitution, and costs of investigation and litigation, including damages of between $2,500 and $25,000 per alleged violation. In September 2018, the Company settled this matter for $0.2 million, and the lawsuit was dismissed.

Royalty Assessment

In 2014, Eagle Rock Materials Ltd. (“ERM”), a Polaris subsidiary, was notified by the British Columbia Ministry of Forests, Lands and Natural Resource Operations that royalties were due for 2012 and 2013, based on the tenure date, in respect of Polaris’s quarrying lease for the Eagle Rock Quarry project. In 2016, ERM was notified that further royalties were due for 2014, 2015 and 2016 (up to October) based on the tenure date, and in 2017, ERM was notified of interest charges. The total royalties and interest claimed to date are approximately CAD $3.8 million ($2.9 million). Although the Company has recorded a provision for a portion of the assessment, it continues to dispute and negotiate certain aspects of the claim, including interest charges and the timing of payment.

Eminent Domain Matter

In the third quarter of 2018, we incurred $0.6 million of expenses to dismantle and move a ready-mixed concrete plant and office to another location, because the District of Columbia exercised its power of eminent domain over the former site. The Company incurred certain additional expenditures that were capitalized for the new facilities. We have filed reimbursement claims for all of our costs, but have not recognized a receivable for such reimbursement pending approval by a third party right-of-way agent and the District of Columbia Department of Transportation.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Insurance Programs

We maintain third-party insurance coverage against certain workers' compensation, automobile and general liability risks in amounts we believe are reasonable.  Under certain components of our insurance program, we share the risk of loss with our insurance underwriters by maintaining high deductibles. We fund these deductibles and record an expense for expected losses under the programs.  We determine the expected losses using a combination of our historical loss experience and subjective assessments of our future loss exposure. The estimated losses are subject to uncertainty, including changes in claims reporting patterns, claims settlement patterns, judicial decisions, legislation and economic conditions.  Although we believe the estimated losses we have recorded are reasonable, significant differences related to the items we have noted above could materially affect our insurance obligations and future expense. The amount recorded in accrued liabilities and other long-term obligations in our condensed consolidated balance sheets for estimated losses was $21.9 million as of September 30, 2018 and $19.2 million as of December 31, 2017.

Performance Bonds

In the normal course of business, we are contingently liable for performance under $38.5 million in performance bonds that various contractors, states and municipalities have required as of September 30, 2018. The bonds principally relate to construction contracts, reclamation obligations, licensing and permitting. We and our subsidiaries have indemnified the underwriting insurance company against any exposure under the performance bonds. No material claims have been made against these bonds as of September 30, 2018.

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

Our ready-mixed concrete segment produces and sells ready-mixed concrete. This segment serves the following markets: Texas, Northern California, New York, New Jersey, Pennsylvania, Washington, D.C., Oklahoma and the U.S. Virgin Islands. Our aggregate products segment includes crushed stone, sand and gravel products and serves the markets in which our ready-mixed concrete segment operates as well as the West Coast and Hawaii. Other products not associated with a reportable segment include our aggregates distribution operations, building materials stores, hauling operations, lime slurry (until we divested it on September 5, 2018), ARIDUS® Rapid Drying Concrete technology, brokered product sales and a recycled aggregates operation. The financial results of our acquisitions have been included in their respective reportable segment or in other products, as applicable, as of their respective acquisition dates.

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

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our income from continuing operations, excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, quarry dredge costs for specific event, hurricane-related losses, net of recoveries and derivative loss (income). Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

During the quarter ended June 30, 2018, we re-characterized the results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other products and eliminations.  This change was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.  As a result of this change, certain first quarter 2018 amounts have been reclassified from those previously reported.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth certain financial information relating to our continuing operations by reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Ready-mixed concrete
Sales to external customers	$346,242	$323,567	$985,509	$909,145
Aggregate products
Sales to external customers	41,146	10,972	100,937	32,305
Intersegment sales	12,383	9,987	35,267	29,244
Total aggregate products	53,529	20,959	136,204	61,549
Total reportable segment revenue	399,771	344,526	1,121,713	970,694
Other products and eliminations	4,496	10,102	14,541	23,993
Total revenue	$404,267	$354,628	$1,136,254	$994,687

Reportable Segment Adjusted EBITDA:
Ready-mixed concrete	$47,545	$53,627	$140,307	$144,777
Aggregate products	12,138	6,218	29,051	18,889
Total reportable segment Adjusted EBITDA	$59,683	$59,845	$169,358	$163,666

Reconciliation of Total Reportable Segment Adjusted EBITDA to Income From Continuing Operations:
Total reportable segment Adjusted EBITDA	$59,683	$59,845	$169,358	$163,666
Other products and eliminations from operations	16,549	3,315	21,027	9,338
Corporate overhead	(15,701)	(14,051)	(45,793)	(39,757)
Depreciation, depletion and amortization for reportable segments	(23,700)	(15,441)	(63,736)	(45,586)
Acquisition-related costs	—	—	(1,017)	—
Impairment of assets	—	(648)	(1,299)	(648)
Hurricane-related losses for reportable segments	—	(1,206)	185	(1,206)
Quarry dredge costs for specific event for reportable segment	(162)	(2,175)	(718)	(2,175)
Purchase accounting adjustments for inventory	—	—	(706)	—
Eminent domain costs	(570)	—	(570)	—
Interest expense, net	(11,741)	(10,552)	(34,564)	(31,062)
Corporate loss on early extinguishment of debt	—	(60)	—	(60)
Corporate derivative income (loss)	—	13,119	—	(791)
Change in value of contingent consideration for reportable segments	(395)	(719)	863	(2,047)
Corporate, other products and eliminations other income, net	391	90	(270)	291
Income from continuing operations before income taxes	24,354	31,517	42,760	49,963
Income tax expense	(8,575)	(7,241)	(14,519)	(20,854)
Income from continuing operations	$15,779	$24,276	$28,241	$29,109

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Capital Expenditures:
Ready-mixed concrete	$4,266	$5,006	$17,732	$17,329
Aggregate products	6,869	10,092	12,955	15,769
Other products and corporate	234	194	1,519	886
Total capital expenditures	$11,369	$15,292	$32,206	$33,984

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue by Product:
Ready-mixed concrete	$346,242	$323,567	$985,509	$909,145
Aggregate products	41,146	10,972	100,937	32,305
Aggregates distribution	6,100	8,423	16,470	21,376
Building materials	7,032	7,263	20,162	18,007
Lime	1,873	2,240	7,384	7,380
Hauling	1,170	1,465	3,875	4,066
Other	704	698	1,917	2,408
Total revenue	$404,267	$354,628	$1,136,254	$994,687

	As of September 30, 2018	As of December 31, 2017
Identifiable Property, Plant and Equipment Assets:
Ready-mixed concrete	$297,655	$266,584
Aggregate products	354,759	342,090	(1)
Other products and corporate	28,647	27,594	(1)
Total identifiable assets	$681,061	$636,268

(1) $27.5 million was reclassified to aggregate products from other products and corporate due to the segment reporting change made during the three months ended June 30, 2018.

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$14,634	$10,548	$—	$25,182
Trade accounts receivable, net	—	240,970	14,131	—	255,101
Inventories	—	44,409	5,188	—	49,597
Prepaid expenses	—	8,587	934	—	9,521
Other receivables	8,877	8,634	197	—	17,708
Other current assets	—	3,353	9	—	3,362
Intercompany receivables	16,124	—	—	(16,124)	—
Total current assets	25,001	320,587	31,007	(16,124)	360,471
Property, plant and equipment, net	—	466,641	214,420	—	681,061
Goodwill	—	154,661	83,738	—	238,399
Intangible assets, net	—	118,846	4,923	—	123,769
Deferred income taxes	—	—	—	—	—
Investment in subsidiaries	593,753	—	—	(593,753)	—
Long-term intercompany receivables	347,791	—	—	(347,791)	—
Other assets	—	6,331	991	—	7,322
Total assets	$966,545	$1,067,066	$335,079	$(957,668)	$1,411,022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$134,331	$2,982	$—	$137,313
Accrued liabilities	14,283	91,179	8,932	—	114,394
Current maturities of long-term debt	143	29,294	358	—	29,795
Intercompany payables	—	—	16,124	(16,124)	—
Total current liabilities	14,426	254,804	28,396	(16,124)	281,502
Long-term debt, net of current maturities	636,445	63,811	462	—	700,718
Other long-term obligations and deferred credits	906	54,502	2,876	—	58,284
Deferred income taxes	—	14,397	19,593	—	33,990
Long-term intercompany payables	—	225,728	122,063	(347,791)	—
Total liabilities	651,777	613,242	173,390	(363,915)	1,074,494
Total shareholders' equity	314,768	453,824	139,931	(593,753)	314,770
Non-controlling interest	—	—	21,758	—	21,758
Total equity	314,768	453,824	161,689	(593,753)	336,528
Total liabilities and equity	$966,545	$1,067,066	$335,079	$(957,668)	$1,411,022

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

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$370,151	$34,116	$—	$404,267
Cost of goods sold before depreciation, depletion and amortization	—	299,976	25,292	—	325,268
Selling, general and administrative expenses	—	30,535	1,685	—	32,220
Depreciation, depletion and amortization	—	21,253	4,220	—	25,473
Change in value of contingent consideration	31	364	—	—	395
Gain on sale of assets, net	—	(14,081)	—	—	(14,081)
Operating income (loss)	(31)	32,104	2,919	—	34,992
Interest expense, net	9,687	955	1,099	—	11,741
Other expense (income), net	(81)	(1,272)	250	—	(1,103)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(9,637)	32,421	1,570	—	24,354
Income tax expense (benefit)	(3,101)	10,713	963	—	8,575
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(6,536)	21,708	607	—	15,779
Equity in earnings of subsidiaries	22,138	—	—	(22,138)	—
Net income (loss)	15,602	21,708	607	(22,138)	15,779
Less: Net income attributable to non-controlling interest	—	—	(177)	—	(177)
Net income (loss) attributable to U.S. Concrete	$15,602	$21,708	$430	$(22,138)	$15,602

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$351,005	$3,623	$—	$354,628
Cost of goods sold before depreciation, depletion and amortization	—	275,581	3,414	—	278,995
Selling, general and administrative expenses	—	28,630	1,426	—	30,056
Depreciation, depletion and amortization	—	16,028	565	—	16,593
Change in value of contingent consideration	389	330	—	—	719
Impairment of assets	—	—	648	—	648
Gain on sale of assets, net	—	(106)	—	—	(106)
Operating income (loss)	(389)	30,542	(2,430)	—	27,723
Interest expense, net	9,977	574	1	—	10,552
Derivative loss	(13,119)	—	—	—	(13,119)
Loss on extinguishment of debt	60	—	—	—	60
Other expense (income), net	—	(654)	(633)	—	(1,287)
Income (loss) from continuing operations, before income taxes and equity in earnings of subsidiaries	2,693	30,622	(1,798)	—	31,517
Income tax expense (benefit)	(3,930)	11,240	(69)	—	7,241
Net income (loss) from continuing operations before equity in earnings of subsidiaries	6,623	19,382	(1,729)	—	24,276
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(222)	—	—	(222)
Net income (loss) before equity in earnings of subsidiaries	6,623	19,160	(1,729)	—	24,054
Equity in earnings of subsidiaries	17,431	—	—	(17,431)	—
Net income (loss)	$24,054	$19,160	$(1,729)	$(17,431)	$24,054

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$1,054,296	$81,958	$—	$1,136,254
Cost of goods sold before depreciation, depletion and amortization	—	849,259	63,479	—	912,738
Selling, general and administrative expenses	—	90,631	5,740	—	96,371
Depreciation, depletion and amortization	—	57,029	11,161	—	68,190
Change in value of contingent consideration	120	(983)	—	—	(863)
Impairment of assets	—	1,299	—	—	1,299
Loss (gain) on sale of assets, net	—	(14,656)	14	—	(14,642)
Operating income (loss)	(120)	71,717	1,564	—	73,161
Interest expense, net	29,514	2,756	2,294	—	34,564
Other expense (income), net	730	(3,807)	(1,086)	—	(4,163)
Income (loss) before income taxes, equity in earnings of subsidiaries and non-controlling interest	(30,364)	72,768	356	—	42,760
Income tax expense (benefit)	(8,877)	22,412	984	—	14,519
Net income (loss) before equity in earnings of subsidiaries and non-controlling interest	(21,487)	50,356	(628)	—	28,241
Equity in earnings of subsidiaries	49,496	—	—	(49,496)	—
Net income (loss)	28,009	50,356	(628)	(49,496)	28,241
Less: Net income attributable to non-controlling interest	—	—	(232)	—	(232)
Net income (loss) attributable to U.S. Concrete	$28,009	$50,356	$(860)	$(49,496)	$28,009

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	U.S. Concrete Consolidated
Revenue	$—	$980,496	$14,191	$—	$994,687
Cost of goods sold before depreciation, depletion and amortization	—	766,605	11,723	—	778,328
Selling, general and administrative expenses	—	83,285	2,788	—	86,073
Depreciation, depletion and amortization	—	46,957	1,845	—	48,802
Change in value of contingent consideration	669	1,378	—	—	2,047
Impairment of assets	—	—	648	—	648
Loss (gain) on sale of assets, net	—	(498)	2	—	(496)
Operating income (loss)	(669)	82,769	(2,815)	—	79,285
Interest expense, net	29,665	1,396	1	—	31,062
Derivative loss	791	—	—	—	791
Loss on extinguishment of debt	60	—	—	—	60
Other expense (income), net	—	(2,027)	(564)	—	(2,591)
Income (loss) from continuing operations, before income taxes and equity in earnings of subsidiaries	(31,185)	83,400	(2,252)	—	49,963
Income tax expense (benefit)	(11,397)	32,337	(86)	—	20,854
Net income (loss) from continuing operations before equity in earnings of subsidiaries	(19,788)	51,063	(2,166)	—	29,109
Loss from discontinued operations, net of taxes and before equity in earnings of subsidiaries	—	(524)	—	—	(524)
Net income (loss) before equity in earnings of subsidiaries	(19,788)	50,539	(2,166)	—	28,585
Equity in earnings of subsidiaries	48,373	—	—	(48,373)	—
Net income (loss)	$28,585	$50,539	$(2,166)	$(48,373)	$28,585

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2018
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(20,843)	$108,514	$2,876	$(331)	$90,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(29,328)	(2,878)	—	(32,206)
Payments for acquisitions, net of cash acquired	—	(72,326)	—	—	(72,326)
Proceeds from disposals of businesses and property, plant and equipment	—	18,564	39	—	18,603
Purchases of environmental credits	—	—	(2,836)	—	(2,836)
Insurance proceeds from property loss claims	—	1,654	500	—	2,154
Net cash used in investing activities	—	(81,436)	(5,175)	—	(86,611)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from revolver borrowings	338,213	—	—	—	338,213
Repayments of revolver borrowings	(310,713)	—	—	—	(310,713)
Proceeds from exercise of stock options	78	—	—	—	78
Payments of other long-term obligations	(2,215)	(3,433)	—	—	(5,648)
Payments for other financing	(12)	(20,632)	(568)	—	(21,212)
Other treasury share purchases	(1,876)	—	—	—	(1,876)
Cash paid to non-controlling interest	—	—	(249)	—	(249)
Other proceeds	—	464	—	—	464
Intercompany funding	(2,632)	4,187	(1,886)	331	—
Net cash provided by (used in) financing activities	20,843	(19,414)	(2,703)	331	(943)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(61)	—	(61)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	7,664	(5,063)	—	2,601
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	6,970	15,611	—	22,581
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$14,634	$10,548	$—	$25,182

U.S. CONCRETE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2017
(in thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	U.S. Concrete Consolidated
Net cash provided by (used in) operating activities	$(905)	$95,217	$363	$(10,429)	$84,246
CASH FLOWS FROM INVESTING ACTIVITIES:					—
Purchases of property, plant and equipment	—	(31,416)	(2,568)	—	(33,984)
Payments for acquisitions, net of cash acquired	469	(57,265)	—	—	(56,796)
Proceeds from disposals of businesses and property, plant and equipment	—	2,306	2	—	2,308
Investment in subsidiaries	(646)	—	—	646	—
Advance for note receivable	(8,063)	—	—	—	(8,063)
Net cash provided by (used in) investing activities	(8,240)	(86,375)	(2,566)	646	(96,535)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of debt	211,500	—	—	—	211,500
Proceeds from exercise of stock options and warrants	2,695	—	—	—	2,695
Payments of other long-term obligations	(2,925)	(4,789)	(8)	—	(7,722)
Payments for other financing	—	(14,317)	—	—	(14,317)
Debt issuance costs	(4,332)	—	—	—	(4,332)
Other treasury share purchases	(3,046)	—	—	—	(3,046)
Intercompany funding	(194,747)	182,561	2,403	9,783	—
Net cash provided by (used in) financing activities	9,145	163,455	2,395	9,783	184,778
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	172,297	192	—	172,489
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	75,576	198	—	75,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$247,873	$390	$—	$248,263

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

Ready-Mixed Concrete.  Our ready-mixed concrete segment (which represented 86.7% of our revenue for the nine months ended September 30, 2018) engages principally in the formulation, preparation and delivery of ready-mixed concrete to our customers’ job sites. We provide our ready-mixed concrete from our operations in Texas, New Jersey, New York, Washington, D.C., Pennsylvania, California, Oklahoma and the U.S. Virgin Islands. Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various chemical admixtures and cement. We also provide services intended to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of mixtures for specific design uses, on-site and lab-based product quality control and customized delivery programs to meet our customers’ needs. We generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.

Aggregate Products. Our aggregate products segment (which represented 8.9% of our revenue for the nine months ended September 30, 2018, excluding $35.3 million of intersegment sales) produces crushed stone, sand and gravel from 20 aggregates facilities located in New Jersey, Texas, Oklahoma, the U.S. Virgin Islands and British Columbia, Canada. We sell these aggregates for use in commercial, industrial, and public works projects, as well as consume them internally in the production of ready-mixed concrete in the markets served by the aggregates facilities. We produced approximately 7.8 million tons of aggregates during the nine months ended September 30, 2018, with British Columbia, Canada representing 44%, Texas / Oklahoma representing 32%, New Jersey representing 21%, and the U.S. Virgin Islands representing 3% of the total. We consumed 33% of our aggregate production internally and sold 67% to third-party customers during the nine months ended September 30, 2018. We believe our aggregate reserves provide us with additional raw materials sourcing flexibility and supply availability. In addition, we own a quarry in West Texas, which we lease to a third party, who pays us a royalty based on the volumes produced and sold.

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

In most of our geographic markets, the prices we pay for cement and aggregate products increased in the first nine months of 2018 compared to the same period in 2017. Generally, we negotiate with suppliers on a company-wide basis and at the local market level to obtain the most competitive pricing available for cement and aggregate products.  We believe the demand for cement is increasing and will warrant scrutiny as construction activity increases.  Today, in most of our markets, we believe there is an adequate supply of cement and aggregate products.

Overview

The geographic markets for our products are generally local, except for our Canadian aggregate products operation that primarily serves markets in California. Our operating results are subject to fluctuations in the level and mix of construction activity that occur in our markets. The level of activity affects the demand for our products, while the product mix of activity among the various segments of the construction industry affects both our relative competitive strengths and our operating margins. Commercial and industrial projects generally provide more opportunities to sell value-added products that are designed to meet the high-performance requirements of these types of projects.

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

Our ready-mixed concrete operations sales volume increased 7.5% to 7.2 million cubic yards for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. In addition, our ready-mixed concrete average sales prices increased 0.6% to $135.94 for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase in sales volume was driven largely by ready-mixed concrete segment acquisitions completed in the past year.

Acquisitions and Divestitures

We completed five acquisitions during the nine months ended September 30, 2018 that expanded our ready-mixed concrete operations in our Atlantic Region (which we define to include New York, New Jersey, Washington, D.C. and Pennsylvania) and expanded our ready-mixed concrete and aggregate products operations in West Texas. In addition, we completed eight acquisitions during 2017, the majority of which occurred during the period from September 29, 2017 to December 31, 2017. The 2017 acquisitions expanded our ready-mixed concrete operations in Northern California, facilitated vertical integration on the West Coast and expanded our aggregates operations in the Atlantic Region. As a result of the strategic expansion of our aggregate products operations and continued vertical integration, we expect our aggregate product sales to increase as a percentage of our total segment revenue.

During the nine months ended September 30, 2018, we sold our Dallas/Fort Worth area lime operations and our Michigan aggregates property that no longer fit into our operating plans.

For additional information on our acquisitions and divestitures, see Note 4, "Business Combinations" and Note 11, "Divestitures" to our condensed consolidated financial statements included in Part I of this report.

Results of Operations

The following table sets forth selected statement of operations information.

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2018	2017	%(1)	2018	2017	%(1)
	(unaudited)			(unaudited)
Revenue	$404,267	$354,628	14.0%	$1,136,254	$994,687	14.2%
Cost of goods sold before depreciation, depletion and amortization	325,268	278,995	16.6	912,738	778,328	17.3
Selling, general and administrative expenses	32,220	30,056	7.2	96,371	86,073	12.0
Depreciation, depletion and amortization	25,473	16,593	53.5	68,190	48,802	39.7
Change in value of contingent consideration	395	719	(45.1)	(863)	2,047	NM
Impairment of assets	—	648	NM	1,299	648	NM
Gain on sale of business and assets, net	(14,081)	(106)	NM	(14,642)	(496)	NM
Operating income	34,992	27,723	26.2	73,161	79,285	(7.7)
Interest expense, net	11,741	10,552	11.3	34,564	31,062	11.3
Derivative loss (income)	—	(13,119)	NM	—	791	NM
Loss on extinguishment of debt	—	60	NM	—	60	NM
Other income, net	(1,103)	(1,287)	(14.3)	(4,163)	(2,591)	60.7
Income from continuing operations before income taxes	24,354	31,517	(22.7)	42,760	49,963	(14.4)
Income tax expense	8,575	7,241	18.4	14,519	20,854	(30.4)
Income from continuing operations	15,779	24,276	(35.0)	28,241	29,109	(3.0)
Loss from discontinued operations, net of taxes	—	(222)	NM	—	(524)	NM
Net income	15,779	24,054	(34.4)	28,241	28,585	(1.2)
Less: Net income attributable to non-controlling interest	(177)	—	NM	(232)	—	NM
Net income attributable to U.S. Concrete	$15,602	$24,054	(35.1)	$28,009	$28,585	(2.0)%

Ready-mixed Concrete Data:
Average sales price per cubic yard	$138.10	$136.62	1.1%	$135.94	$135.16	0.6%
Sales volume in cubic yards	2,503	2,366	5.8%	7,222	6,719	7.5%

Aggregate Products Data:
Average sales price per ton (2)	$11.63	$12.25	(5.1)%	$11.26	$12.56	(10.4)%
Sales volume in tons	3,211	1,502	113.8%	8,402	4,277	96.4%
(1) "NM" is defined as "not meaningful".

(2)
Our calculation of the aggregate products segment average sales price ("ASP") excludes certain other ancillary revenue and Polaris’s freight revenue.  We define revenue for our aggregate products ASP calculation as amounts billed to external and internal customers for coarse and fine aggregate products, excluding delivery charges.  Our definition and calculation of ASP may differ from other companies in the construction materials industry.

Revenue. For the three months ended September 30, 2018, revenue grew 14.0%, or $49.6 million, compared to the prior year third quarter, primarily driven by contributions from our acquisition. We estimate that acquisitions completed since April 1, 2017 accounted for $45.6 million of revenue during the three months ended September 30, 2018. As a result of the strategic expansion of our aggregate products operations and continued vertical integration, our aggregate products sales grew to 13.4% of total reportable segment revenue in the three months ended September 30, 2018 from 6.1% in the same period last year.

In the third quarter of 2018, ready-mixed concrete sales contributed $22.7 million, or 45.8%, of our revenue growth, driven by a 5.8% increase in volume and a 1.1% increase in our ASP. Aggregate products sales contributed $32.6 million, or 65.7%, of our revenue growth, driven by a 113.8% increase in volume, partially offset by a 5.1% decrease in the ASP. The increased revenue was primarily due to recent acquisitions in our West Coast (Polaris) and West Texas markets. Other products revenue and eliminations (which includes building materials stores, aggregates distribution, lime slurry until its divestiture in September of 2018, hauling operations, brokered product sales, recycled aggregates, and eliminations of our intersegment sales) decreased to $4.5 million in the third quarter of 2018 as compared to $10.1 million in the third quarter of 2017, primarily due to increased elimination of our intersegment sales.

Revenue for the nine months ended September 30, 2018 grew 14.2%, or $141.6 million, compared to the nine months ended September 30, 2017, primarily driven by contributions from our acquisitions. We estimate that acquisitions completed since April 1, 2017 accounted for $122.4 million of revenue for the nine months ended September 30, 2018. Our West Coast and West Texas markets led all of our other major markets with significantly higher total revenue, higher ready-mixed concrete sales and volume as well as increased aggregate product sales and volume for the nine months ended September 30, 2018 compared to the prior year period. Ready-mixed concrete sales contributed 53.9%, or $76.4 million, of our revenue growth, driven by a 7.5% increase in volume and a 0.6% increase in our ASP. Aggregate products sales grew $74.7 million, or 121.3%, to $136.2 million from $61.5 million, resulting primarily from an 96.4% increase in volume partially offset by a 10.4% decrease in ASP. The increased volume was primarily due to recent acquisitions in our West Coast (Polaris) and West Texas markets. During the quarter ended June 30, 2018, we re-characterized all sales from our Polaris subsidiary (some of which were previously reported in other products and eliminations) as aggregate products revenue to more closely align these results with how we manage and report our other aggregate products operations. Other products revenue and eliminations, as described above, decreased to $14.5 million from $24.0 million for the first nine months of 2018 compared to the same period in 2017, primarily due to increased elimination of our intersegment sales.

Cost of goods sold before depreciation, depletion and amortization ("DD&A"). Cost of goods sold before DD&A increased by $46.3 million, or 16.6%, in the third quarter of 2018 compared to the prior year quarter. As a percentage of revenue, cost of goods sold before DD&A increased by 1.8% in the third quarter of 2018 compared to the third quarter of 2017. Our costs increased primarily due to volume growth from acquisitions, resulting in higher raw material costs, delivery costs, and plant variable costs, which includes primarily labor and benefits, freight, and repairs and maintenance. During the third quarter of 2018, our fixed costs, which primarily consist of leased equipment costs, property taxes, dispatch costs, quality control, and plant management, increased over the comparable prior year period primarily due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and trucks than in the previous year. We incurred some raw material cost increases that we were not able to immediately pass along to our customers.

For the first nine months of 2018, cost of goods sold before DD&A increased by $134.4 million, or 17.3%, compared to the nine months ended September 30, 2017. Similar to the third quarter of 2018, our costs increased primarily due to volume growth resulting from acquisitions, resulting in higher raw material costs, delivery costs, and plant variable costs. During the first nine months of 2018, our fixed costs increased over the comparable prior year period primarily due to higher costs to operate our facilities, as well as additional locations and trucks than in the previous year. As a percentage of revenue, cost of goods sold before DD&A increased by 2.1% in the first nine months of 2018 compared to the first nine months of 2017.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses increased $2.2 million, or 7.2%, for the quarter ended September 30, 2018, in comparison to the corresponding 2017 quarter. The increase resulted from various factors, including the impact of additional SG&A expenses from recent acquisitions, increased personnel-related costs to support our growth initiatives and acquisition strategy, increased marketing expenses and litigation settlement cost. As a percentage of revenue, SG&A expenses decreased to 8.0% in the 2018 third quarter from 8.5% in the 2017 third quarter.

For the first nine months of 2018, SG&A expenses increased $10.3 million, or 12.0%, compared to the first nine months of 2017. This increase resulted from various factors, including acquisition-related costs, non-cash stock compensation expense, the impact of additional SG&A expenses from recent acquisitions, increased personnel-related costs to support our growth initiatives and acquisition strategy, increased marketing expenses and litigation settlement cost. As a percentage of revenue, SG&A expenses in the first nine months of 2017 decreased to 8.5% from 8.7% in the comparable period of 2017.

Depreciation, depletion and amortization. DD&A expense increased $8.9 million, or 53.5%, for the quarter ended September 30, 2018, as compared to the corresponding quarter of 2017. For the first nine months of 2018, DD&A expense increased $19.4 million, or 39.7%, as compared to the first nine months of 2017. The increases primarily related to depreciation on additional plants, equipment and mixer trucks purchased to service increased demand or through acquisitions and depletion on acquired mineral deposits.

Change in value of contingent consideration.  For the three months ended September 30, 2018 and 2017, we recorded a non-cash loss on revaluation of contingent consideration of $0.4 million and $0.7 million, respectively. For the nine months ended September 30, 2018, we recorded a non-cash gain on revaluation of contingent consideration of $0.9 million compared to a non-cash loss of $2.0 million for the same period in 2017. These non-cash items are related to fair value changes in contingent consideration associated with certain of our acquisitions. The key inputs in determining the fair value of our contingent consideration of $59.9 million at September 30, 2018, included discount rates ranging from 3.70% to 15.75% and management's estimates of future sales volumes, permitted reserves and EBITDA, as defined in the purchase agreements. Changes in these inputs impact the valuation of our contingent consideration and result in either a gain or loss in each reporting period. The non-cash gain from fair value changes in contingent consideration for the first nine months of 2018 was primarily due to updated financial expectations for certain previously acquired businesses, while the expense in 2017 was primarily due to the passage of time.

Interest expense, net.  Net interest expense increased by $1.2 million for the quarter ended September 30, 2018, from the comparable 2017 quarter and increased $3.5 million for the first nine months of 2018 from the first nine months of 2017, primarily due to borrowings under our revolving credit facility in 2018.

Derivative loss (income).  We recorded a non-cash income on derivatives of $13.1 million for the quarter ended September 30, 2017, and a non-cash loss on derivatives of $0.8 million for the nine months ended September 30, 2017, related to our warrants that were issued on August 31, 2010 (the "Warrants") and expired on August 31, 2017. The accounting for their expiration contributed to the non-cash income for the quarter while changes in the price of our common stock also contributed to the non-cash loss for the nine months ended September 30, 2017.

Income taxes.  For the three months ended September 30, 2018 and 2017, we recorded income tax expense allocated to continuing operations of $8.6 million and $7.2 million, respectively. For the nine months ended September 30, 2018 and 2017, we recorded income tax expense allocated to continuing operations of $14.5 million and $20.9 million, respectively. For the nine months ended September 30, 2018, our effective tax rate of 34.0% exceeded the federal statutory rate primarily due to (i) certain subsidiaries having no income tax benefit on their operating losses due to full valuation allowances recorded, (ii) adjustments related to the tax rate change enacted as part of the Tax Cuts and Jobs Act (the "Tax Act"), and (iii) state taxes. For the nine months ended September 30, 2017, our effective tax rate of 41.7% differed from the federal statutory rate primarily due to state taxes and the impact of a $0.8 million non-cash loss on our now expired Warrants, which was recorded with no associated tax benefit.

Under U.S. tax law, we treat our Canadian and U.S. Virgin Island subsidiaries as controlled foreign corporations. As such, we consider our undistributed earnings of our Canadian and U.S. Virgin Island subsidiaries, if any, to be indefinitely reinvested and, accordingly, we do not record any incremental U.S. taxes thereon.

On December 22, 2017, the President signed the Tax Act into law. Shortly after the Tax Act was enacted, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact. This guidance provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date. As of September 30, 2018, we recorded provisional amounts for the effects of the Tax Act for the Base Erosion Anti-abuse Tax, which is a new minimum tax, and a mechanism to tax global intangible low taxed income. These provisional amounts were immaterial to our consolidated financial statements. We will monitor future guidance set forth by the U.S. Department of Treasury with regard to the new provisions under the Tax Act, and true up provisional amounts as appropriate within the one-year measurement period allowed under SAB 118.

Segment Information

Our chief operating decision maker evaluates segment performance and allocates resources based on Adjusted EBITDA. We define Adjusted EBITDA as our income from continuing operations, excluding the impact of income tax expense (benefit), depreciation, depletion and amortization, net interest expense and certain other non-cash, non-recurring and/or unusual, non-operating items including, but not limited to: non-cash stock compensation expense, non-cash change in value of contingent consideration, impairment of assets, acquisition-related costs, officer transition expenses, quarry dredge costs for specific event, hurricane-related losses, net of recoveries and derivative loss (income). Acquisition-related costs consist of fees and expenses for accountants, lawyers and other professionals incurred during the negotiation and closing of strategic acquisitions and certain acquired entities' management severance costs. Acquisition-related costs do not include fees or expenses associated with post-closing integration of strategic acquisitions. Many of the impacts excluded to derive Adjusted EBITDA are similar to those excluded in calculating our compliance with our debt covenants.

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

During the quarter ended June 30, 2018, we re-characterized certain results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other products and eliminations.  This change was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.  As a result of this change, certain first quarter 2018 amounts have been reclassified from those previously reported.
See Note 13, "Segment Information," to our condensed consolidated financial statements in this report for additional information regarding our segments and the reconciliation of Adjusted EBITDA to income from continuing operations before income taxes.

Ready-mixed Concrete

The following table sets forth key financial information for our ready-mixed concrete segment:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2018	2017	%	2018	2017	%

Ready-mixed Concrete Segment:
Revenue	$346,242	$323,567	7.0%	$985,509	$909,145	8.4%
Segment revenue as a percentage of total revenue	85.6%	91.2%		86.7%	91.4%

Adjusted EBITDA	$47,545	$53,627	(11.3)%	$140,307	$144,777	(3.1)%
Adjusted EBITDA as a percentage of segment revenue	13.7%	16.6%		14.2%	15.9%

Ready-mixed Concrete Data:
Average sales price per cubic yard(1)	$138.10	$136.62	1.1%	$135.94	$135.16	0.6%
Sales volume in cubic yards	2,503	2,366	5.8%	7,222	6,719	7.5%
(1) Calculation excludes certain ancillary revenue that is reported within the segment.

Revenue.  Our ready-mixed concrete sales provided 85.6% and 91.2% of our total revenue in the third quarter of 2018 and 2017, respectively. Segment revenue for the third quarter of 2018 increased $22.7 million, or 7.0%, from the comparable 2017 period, primarily driven by contributions from our acquisitions. We estimate that acquisitions completed since April 1, 2017 contributed $18.2 million of revenue to our third quarter of 2018 ready-mixed concrete segment. In addition, all of our major markets generated increased revenue and ASP, except for our North Texas market, which had a slight decrease in ASP in the third quarter of 2018 as compared to the third quarter of 2017.

In the third quarter of 2018 as compared to the third quarter of 2017, increased revenue resulted from a 5.8% increase in sales volume, or 137 thousand cubic yards, providing $18.7 million, or 82.4%, of our ready-mixed concrete revenue growth, and a 1.1% increase in the ASP, which increased revenue by $4.0 million, or 17.6%.

Our ready-mixed concrete sales provided 86.7% and 91.4% of our total revenue in the first nine months of 2018 and 2017, respectively. Segment revenue for the first nine months of 2018 increased $76.4 million, or 8.4%, from the comparable 2017 period, primarily driven by contributions from our acquisitions. We estimate that acquisitions completed since April 1, 2017 contributed $55.8 million of revenue to our first nine months of 2018 ready-mixed concrete segment. In addition, all our major markets generated increased revenue, except for our Atlantic market. In our Atlantic market, the sales volumes were relatively flat for the first nine months of 2018 versus 2017.

Adjusted EBITDA.  Adjusted EBITDA for our ready-mixed concrete segment decreased to $47.5 million in the third quarter of 2018 from $53.6 million in the third quarter of 2017, a decrease of $6.1 million, or 11.3%. Our sales volumes increased 5.8% while the ASP increased 1.1%. Our variable costs, which include primarily raw material costs, labor and benefits costs, utilities, and delivery costs, were all higher due primarily to the increased volume and recent acquisitions. During the third quarter of 2018, we also experienced certain raw materials price increases from our vendors, which increased our cost of goods sold. While we are generally able to pass these price increases along to our customers, due to the timing of certain of the increases, we were unable to immediately recoup the full impact. Our fixed costs, which consist primarily of equipment rental, plant management, property taxes, quality control, and dispatch costs, increased in the 2018 third quarter compared to the prior year third quarter due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and mixer trucks compared to the previous year. Segment Adjusted EBITDA as a percentage of segment revenue was 13.7% in the third quarter of 2018 versus 16.6% in 2017, primarily reflecting the increased cost of goods sold and the negative impact of weather-related delays in some of our major markets.

For the nine months ended September 30, 2018, Adjusted EBITDA for our ready-mixed concrete segment decreased to $140.3 million from $144.8 million in the first nine months of 2017, a decrease of $4.5 million, or 3.1%. Our sales volumes increased 7.5%, and our ASP increased 0.6%. Our variable costs were all higher due primarily to the increased volume and recent acquisitions. During the first nine months of 2018, we also experienced certain raw materials price increases from our vendors, which increased our cost of goods sold. While we are generally able to pass these price increases along to our customers, due to the timing of certain of the increases, we were unable to immediately recoup the full impact. Our fixed costs increased in the first nine months of 2018 versus the comparable period in the prior year due to higher personnel and equipment costs needed to operate our facilities, as well as higher overall fixed costs to operate more locations and mixer trucks. Segment Adjusted EBITDA as a percentage of segment revenue was 14.2% in the first nine months of 2018 versus 15.9% in 2017, primarily reflecting the increased cost of goods sold and the negative impact of weather-related delays in some of our major markets.

Aggregate Products

The following table sets forth key financial information for our aggregate products segment:

	(amounts in thousands, except selling prices and percentages)
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2018	2017	%	2018	2017	%
Aggregate Products Segment:
Sales to external customers	$41,146	$10,972		$100,937	$32,305
Intersegment sales	12,383	9,987		35,267	29,244
Total aggregate products revenue	$53,529	$20,959	155.4%	$136,204	$61,549	121.3%
Segment revenue, excluding intersegment sales, as a percentage of total company revenue	10.2%	3.1%		8.9%	3.2%

Adjusted EBITDA	$12,138	$6,218	95.2%	$29,051	$18,889	53.8%
Adjusted EBITDA as a percentage of total aggregate products revenue	22.7%	29.7%		21.3%	30.7%

Aggregate Products Data:
Average sales price per ton(1)	$11.63	$12.25	(5.1)%	$11.26	$12.56	(10.4)%
Sales volume in tons	3,211	1,502	113.8%	8,402	4,277	96.4%

(1) Our calculation of the aggregate products segment ASP excludes certain other ancillary revenue and Polaris’s freight revenue.  We define revenue for our aggregate products ASP calculation as amounts billed to external and internal customers for coarse and fine aggregate products, excluding delivery charges.  Our definition and calculation of ASP may differ from other companies in the construction materials industry.

During the quarter ended June 30, 2018, we re-characterized certain results of our Polaris distribution operations, which include shipping and terminal operations, to the aggregate products segment from other products and eliminations.  This change was made to better reflect how the Polaris business is viewed and operated by management and more closely aligns our reporting with how we manage and report our other aggregate products operations.  As a result of this change, certain first quarter 2018 amounts have been reclassified from those previously reported. Further, as a result of the strategic expansion of our aggregate products operations and continued vertical integration, our aggregate products sales continue to increase as a percentage of our total revenue.
Revenue.  Sales for our aggregate products segment provided 10.2% and 3.1% of our total revenue for the third quarter of 2018 and 2017, respectively. Segment revenue increased $32.6 million, or 155.4%, compared to prior year levels, primarily driven by our acquisitions. We estimate that acquisitions completed since April 1, 2017 contributed $29.5 million to our third quarter of 2018 aggregate products revenue. In addition, our aggregate products revenue and sales volume increased in all of our major markets, except for our North Texas market, as compared to the third quarter of 2017. The recent acquisitions of Corbett Sand & Gravel and Polaris have resulted in a change in product mix, which has resulted in an overall lower average ASP for the segment.

For the first nine months of 2018, aggregate products segment sales provided 8.9% and 3.2% of our total revenue for 2018 and 2017, respectively. Segment revenue increased $74.7 million, or 121.3%, compared to prior year levels, primarily driven by our acquisitions. We estimate that acquisitions completed since April 1, 2017 contributed $72.2 million to our first nine months of 2018 aggregate products revenue. In addition, our aggregate products revenue and sales volume increased in all of our major markets, except for our North Texas market, compared to the first nine months of 2017.

We sell our aggregate products to external customers and also sell them internally to our ready-mixed concrete segment at market price. Our ASP decreased 5.1% and 10.4% in the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. Our recent acquisitions have resulted in a change in product mix which has resulted in an overall lower ASP for the segment. In addition, we are experiencing reduced product margins in our aggregate products segment pending full integration and volume expansion of recent acquisitions, including Polaris.

Adjusted EBITDA.  Adjusted EBITDA for our aggregate products segment increased to $12.1 million in the third quarter of 2018 from $6.2 million in the third quarter of 2017. Although sales volumes increased 113.8%, the ASP decreased 5.1%. The higher revenue from sales volume was partially offset by a decrease in the ASP, an increase in the cost of goods sold associated with the volume growth, and an increase in the DD&A expenses related to our acquisitions. Overall, our segment Adjusted EBITDA as a percentage of segment revenue decreased to 22.7% in the third quarter of 2018 from 29.7% in the third quarter of 2017, including the impact of increased zero-margin, customer-paid pass-through freight costs.

For the nine months ended September 30, 2018, Adjusted EBITDA for our aggregate products segment increased to $29.1 million from $18.9 million for the nine months ended September 30, 2017. Although sales volumes increased 96.4%, the increased revenues were partially offset by a 10.4% decrease in the ASP. In addition, the higher revenue from sales volume was partially offset by the increased cost of goods sold associated with the volume growth, as well as increased DD&A expenses related to our acquisitions. Overall, our segment Adjusted EBITDA as a percentage of segment revenue decreased to 21.3% in the first nine months of 2018 from 30.7% in the comparable period of 2017, including the impact of increased zero-margin, customer-paid pass-through freight costs.
Liquidity and Capital Resources

Overview
Our primary sources of liquidity are cash generated from operations, available cash and cash equivalents and access to our asset-based revolving credit facility (the "Revolving Facility"), which provides for aggregate borrowings of up to $350.0 million, subject to a borrowing base.

As of September 30, 2018, we had $25.2 million of cash and cash equivalents. At September 30, 2018, we had $226.2 million of available borrowing capacity under the Revolving Facility, providing total available liquidity of $251.4 million. Our unused availability under the Revolving Facility at September 30, 2018 increased from December 31, 2017, primarily due to increases in eligible accounts receivable, trucks and machinery balances.

The following key financial metrics reflect our financial position and capital resources as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$25,182	$22,581
Working capital	78,969	103,244
Total debt (1)	730,513	693,336
Equity	336,528	302,142
Total capital	$1,067,041	$995,478

Available capacity under the Revolving Facility	$226,200	$206,400

(1)	Total debt includes long-term debt, net of unamortized debt issuance costs, including current maturities, capital leases, notes payable and borrowings under the Revolving Facility.

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

Under the Revolving Facility agreement, we are subject to usual and customary negative covenants including, but not limited to, restrictions on our ability to consolidate or merge; substantially change the nature of our business; sell, lease or otherwise transfer any of our assets; create or incur indebtedness; create liens; pay dividends or make other distributions; make loans; prepay certain indebtedness; and make investments or acquisitions.  The negative covenants are subject to certain exceptions.  Under our loan agreement and in accordance with the agreement, we, upon the occurrence of certain events, are required to maintain a fixed charge coverage ratio of at least 1.0 to 1.0 for each period of 12 calendar months. As of September 30, 2018, we were in compliance with all debt covenants to which we were subject.

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

For additional information regarding our guarantor and non-guarantor subsidiaries, see the information set forth in Note 14, “Supplemental Condensed Consolidating Financial Information,” to our condensed financial statements included in Part I of this report.

Other Debt

We have financing agreements with various lenders for the purchase of mixer trucks and other machinery and equipment with $94.5 million of remaining principal as of September 30, 2018.

Cash Flows

Our net cash provided by operating activities generally reflects the cash effects of transactions and other events used in the determination of net income or loss.  Net cash provided by operating activities was $90.2 million for the nine months ended September 30, 2018, compared to $84.2 million for the nine months ended September 30, 2017.

We used $86.6 million to fund investing activities during the nine months ended September 30, 2018 and $96.5 million for the nine months ended September 30, 2017. We paid $72.3 million and $56.8 million to fund acquisitions during the first nine months of 2018 and 2017, respectively. In addition, we used $32.2 million and $34.0 million in the nine months ended September 30, 2018 and 2017, respectively, to fund purchases of machinery and equipment as well as mixer trucks and other vehicles to service our business. Investing activities also included proceeds from the sale of businesses and property, plant and equipment of $18.6 million and $2.3 million during the first nine months of 2018 and 2017, respectively.

Our net cash used in financing activities was $0.9 million for the nine months ended September 30, 2018, as compared to net cash provided by financing activities of $184.8 million for the comparable period of 2017. Financing activities during the first nine months of 2018 included $27.5 million of net borrowings under our Revolving Facility to operate our business and fund acquisitions. In addition, we repaid $21.2 million of capital leases and notes used to fund capital expenditures and paid $5.6 million for contingent and deferred consideration obligations. Financing activities during the first nine months of 2017 included proceeds from our 2024 Notes offering, including the premium on the issue price and net of related debt issuance costs. In addition, during the first nine months of 2017, we made payments of $14.3 million related to our capital leases and other financings and paid $7.7 million for contingent and deferred consideration obligations.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources. From time to time, we enter into non-cancellable operating leases that are not reflected on our balance sheet.  At September 30, 2018, we had $17.5 million of undrawn letters of credit outstanding.  We are also contingently liable for performance under $38.5 million in performance bonds relating to our operations.

Inflation

We experienced minimal increases in operating costs during the first nine months of 2018 related to inflation. However, in non-recessionary conditions, cement prices and certain other raw material prices, including aggregates, have generally risen faster than regional inflationary rates.  When these price increases have occurred, we have generally been able to mitigate our cost increases with price increases we obtained for our products.

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 and "Risk Factors" in Item 1A of Part II of this report.

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

Item 4. Controls and Procedures

Acquisitions

We completed the following acquisitions during 2017 and 2018 that we are in the process of integrating:

•	Polaris Materials Corporation on November 17, 2017;

•	On Time Ready Mix, Inc. on January 10, 2018;

•	Cutrell Trucking, LLC., Dumas Concrete, LLC., Pampa Concrete Co.,Inc., Panhandle Concrete, LLC., Texas Sand & Gravel Co., Inc. on March 2, 2018;

•	Leon River Aggregate Materials, LLC on August 29, 2018; and

•	Five individually immaterial operations acquired during December 2017, March 2018, and September 2018.

Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018, excludes an assessment of the internal control over financial reporting related to each of the above acquisitions. The above acquisitions represented 25.8% of our consolidated total assets and 8.9% of our consolidated revenue included in our condensed consolidated financial statements as of and for the nine months ended September 30, 2018.

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

Changes in Internal Control over Financial Reporting

We have completed a number of acquisitions in the past 12 months. As part of our ongoing integration activities, we continue to implement our controls and procedures at the businesses we acquire and to augment our company-wide controls to reflect the risks inherent in our acquisitions. Throughout the integration process, we monitor these efforts and take corrective action as needed to reinforce the application of our controls and procedures. Other than the foregoing and except as described above, during the quarter ended September 30, 2018, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the heading “Legal Proceedings” in Note 12, “Commitments and Contingencies,” to our condensed consolidated financial statements included in Part I of this report is incorporated by reference into this Item 1.

Item 1A. Risk Factors

The risk factor listed below is an update to, and should be read in conjunction with “Risk Factors” in Item 1A of Part I of our 2017 Form 10-K. Readers should carefully consider the factors discussed in “Risk Factors” in Item 1A of Part 1 of the 2017 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2017 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Failure to meet our financial guidance or achieve other forward-looking statements we have provided to the public could result in a decline in our stock price.

From time to time, we provide public guidance on our expected financial results or disclose other forward-looking information for future periods. We manage our business to maximize our growth and profitability and not to achieve financial or operating targets for any particular reporting period. Although we believe that public guidance may provide investors with a better understanding of our expectations for the future and is useful to our existing and potential shareholders, such guidance is subject to risks, uncertainties and assumptions. Any such guidance or other forward-looking statements are predictions based on our then existing expectations and projections about future events that we believe are reasonable. Actual events or results may differ materially from our expectations, and as such, our actual results may not be in line with guidance we have provided. We are under no duty to update any of our forward-looking statements to conform to actual results or to changes in our expectations, except as required by federal securities laws. If our financial results for a particular period do not meet our guidance or the expectations of investors, or if we reduce our guidance for future periods, the market price of our common stock may decline and stockholders could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of shares of our common stock during the three month period ended September 30, 2018:

Calendar Month	Total Number of Shares Acquired (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under Plans or Programs (2)
July 1 - July 31, 2018	—	$—	—	$50,000,000
August 1 - August 31, 2018	143	49.44	—	50,000,000
September 1 - September 30, 2018	—	—	—	50,000,000
Total	143	$49.44	—	$50,000,000

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

U.S. CONCRETE, INC.

Date:	November 2, 2018	By:	/s/ John E. Kunz
John E. Kunz
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)